Form 10-Q
period 2012-09-30
Ryman Hospitality Properties, Inc.
filed 2012-11-07
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13079

RYMAN HOSPITALITY PROPERTIES, INC.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2012
Common Stock, par value $.01	45,264,287 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2012

INDEX

		Page
Part I - Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) — For the Three Months and Nine Months Ended September 30, 2012 and 2011	3

	Condensed Consolidated Balance Sheets (Unaudited) — September 30, 2012 and December 31, 2011	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) — For the Nine Months Ended September 30, 2012 and 2011	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	56

Item 4.	Controls and Procedures.	57

Part II - Other Information

Item 1.	Legal Proceedings.	57

Item 1A.	Risk Factors.	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	80

Item 3.	Defaults Upon Senior Securities.	80

Item 4.	Mine Safety Disclosures.	80

Item 5.	Other Information.	81

Item 6.	Exhibits.	81

SIGNATURES		82

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$228,129	$225,232	$720,273	$682,745

Operating expenses:
Operating costs	134,822	135,817	409,021	402,441
Selling, general and administrative	44,510	42,704	139,162	128,830
REIT conversion costs	51,371	—	57,799	—
Casualty loss	173	162	719	630
Preopening costs	1	345	340	386
Depreciation and amortization	30,701	32,367	93,389	90,695

Operating income (loss)	(33,449)	13,837	19,843	59,763

Interest expense, net of amounts capitalized	(15,136)	(18,075)	(43,949)	(60,261)
Interest income	3,081	3,199	9,256	9,688
Income from unconsolidated companies	—	761	109	1,086
Other gains and (losses), net	2,251	(444)	2,251	(494)

Income (loss) before income taxes and discontinued operations	(43,253)	(722)	(12,490)	9,782

(Provision) benefit for income taxes	16,581	(937)	798	(4,769)

Income (loss) from continuing operations	(26,672)	(1,659)	(11,692)	5,013

Income (loss) from discontinued operations, net of income taxes	(2)	53	—	61

Net income (loss)	$(26,674)	$(1,606)	$(11,692)	$5,074

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.57)	$(0.03)	$(0.24)	$0.10
Income from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$(0.57)	$(0.03)	$(0.24)	$0.10

Fully diluted income (loss) per share:
Income (loss) from continuing operations	$(0.57)	$(0.03)	$(0.24)	$0.10
Income from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$(0.57)	$(0.03)	$(0.24)	$0.10

Comprehensive income (loss), net of deferred taxes of $0, $503, $0 and $4,323, respectively	$(26,674)	$(712)	$(11,692)	$12,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$24,230	$44,388
Cash and cash equivalents — restricted	1,150	1,150
Trade receivables, less allowance of $597 and $719, respectively	60,369	41,939
Deferred income taxes	546	8,641
Other current assets	53,167	48,538

Total current assets	139,462	144,656

Property and equipment, net of accumulated depreciation	2,172,788	2,209,127
Notes receivable, net of current portion	137,542	142,567
Long-term deferred financing costs	12,572	15,947
Other long-term assets	46,736	50,713
Long-term assets of discontinued operations	346	390

Total assets	$2,509,446	$2,563,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$99,537	$755
Accounts payable and accrued liabilities	196,245	168,975
Current liabilities of discontinued operations	217	186

Total current liabilities	295,999	169,916

Long-term debt and capital lease obligations, net of current portion	1,048,924	1,073,070
Deferred income taxes	98,345	108,219
Other long-term liabilities	172,052	166,209
Long-term liabilities of discontinued operations	451	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 45,302 and 48,428 shares issued and outstanding, respectively	453	484
Additional paid-in capital	975,117	929,904
Treasury stock of 385 shares, at cost	(4,599)	(4,599)
Retained earnings (accumulated deficit)	(41,265)	155,777
Accumulated other comprehensive loss	(36,031)	(36,031)

Total stockholders’ equity	893,675	1,045,535

Total liabilities and stockholders’ equity	$2,509,446	$2,563,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(In thousands)

	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$(11,692)	$5,074
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
Income from discontinued operations, net of taxes	—	(61)
Income from unconsolidated companies	(109)	(1,086)
Impairment and other charges	21,287	—
Loss on disposals of long-lived assets	—	189
Provision (benefit) for deferred income taxes	(1,601)	2,474
Depreciation and amortization	93,389	90,695
Amortization of deferred financing costs	3,829	3,896
Amortization of discount on convertible notes	10,200	9,389
Write-off of deferred financing costs related to refinancing of credit facility	—	1,681
Stock-based compensation expense	5,108	7,422
Changes in:
Trade receivables	(18,430)	(18,078)
Interest receivable	1,869	2,435
Accounts payable and accrued liabilities	29,498	(7,325)
Other assets and liabilities	(4,082)	(13,800)

Net cash flows provided by operating activities — continuing operations	129,266	82,905
Net cash flows provided by operating activities — discontinued operations	47	16

Net cash flows provided by operating activities	129,313	82,921

Cash Flows from Investing Activities:
Purchases of property and equipment	(78,189)	(93,844)
Collection of notes receivable	4,480	2,465
Other investing activities	851	2,202

Net cash flows used in investing activities — continuing operations	(72,858)	(89,177)
Net cash flows used in investing activities — discontinued operations	—	—

Net cash flows used in investing activities	(72,858)	(89,177)

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit facility	65,000	(100,000)
Deferred financing costs paid	(376)	(10,074)
Proceeds from issuance of common stock, net of issuance cost of $ 1,131	32,722	—
Repurchase of Company stock for retirement	(185,400)	—
Proceeds from exercise of stock option and purchase plans	12,005	4,275
Other financing activities, net	(564)	(221)

Net cash flows used in financing activities — continuing operations	(76,613)	(106,020)
Net cash flows provided by financing activities — discontinued operations	—	—

Net cash flows used in financing activities	(76,613)	(106,020)

Net change in cash and cash equivalents	(20,158)	(112,276)
Cash and cash equivalents — unrestricted, beginning of period	44,388	124,398

Cash and cash equivalents — unrestricted, end of period	$24,230	$12,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION:

For financial statement presentation and reporting purposes, the Company is the successor to Gaylord Entertainment Company, formerly a Delaware corporation (the “Predecessor Registrant”). As more fully described in Note 3, as part of the plan to restructure the business operations of the Predecessor Registrant to facilitate its qualification as a real estate investment trust (“REIT”) for federal income tax purposes, the Predecessor Registrant merged with and into its wholly-owned subsidiary, Ryman Hospitality Properties, Inc. (formerly known as Granite Hotel Properties, Inc.), a Delaware corporation (the “Company” or “Ryman”), on October 1, 2012, with the Company as the surviving corporation (the “Merger”). At 12:01 a.m. on October 1, 2012, the effective time of the Merger, the Company succeeded to and began conducting, directly or indirectly, all of the business conducted by the Predecessor Registrant immediately prior to the Merger. The “Company” refers to Ryman Hospitality Properties, Inc. and to the Predecessor Registrant.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

2.	NEWLY ISSUED ACCOUNTING STANDARDS:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Topic 220, “Comprehensive Income,” to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either instance, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Portions of this ASU were deferred, and the Company adopted the required portions of this ASU in the first quarter of 2012. This adoption did not have a material impact on the Company’s consolidated financial statements.

3.	REIT CONVERSION:

The Company plans to qualify as a REIT for federal income tax purposes effective as of January 1, 2013. The Company’s board of directors approved a plan to restructure the Company’s business operations to facilitate the qualification of the Company as a REIT for federal income tax purposes (the “REIT conversion”). In connection with the REIT conversion, at a special meeting of stockholders held on September 25, 2012, the Predecessor Registrant’s stockholders approved the Merger and the issuance of up to 34 million shares of the Company’s common stock as part of a one-time special earnings and profits distribution to distribute all of the Company’s C corporation earning and profits attributable to taxable periods ending prior to January 1, 2013 as a special dividend to stockholders (the “Special E&P Distribution”) (as more fully described in the Company’s definitive proxy statement for the special meeting of stockholders held on September 25, 2012). As discussed further in Note 16, on November 2, 2012, the Company’s board of directors declared the Special E&P Distribution to be paid on December 21, 2012 to shareholders of record as of November 13, 2012.

On May 31, 2012, in connection with the REIT conversion, the Company announced its agreement to sell the Gaylord Hotels brand and rights to manage the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”) and the Gaylord National Resort and Convention Center (“Gaylord National”), which the Company refers to collectively as the “Resort Hotel Properties”, and each individually a “Resort Hotel Property”, to Marriott International, Inc. (“Marriott”) for $210 million in cash (the “Marriott sale transaction”). Effective October 1, 2012, the Marriott sale transaction closed and Marriott assumed responsibility for managing the day-to-day operations of the Resort Hotel Properties pursuant to a management agreement for each Resort Hotel Property.

On October 1, 2012, the Company received $210.0 million in cash from Marriott in exchange for rights to manage the Resort Hotel Properties (the “Management Rights”) and certain intellectual property (the “IP Rights”). The Company allocated $190.0 million of the purchase price to the Management Rights and $20.0 million to the IP Rights. The allocation was based on the Company’s estimates of the fair values for the respective components. The Company estimated the fair value of each component by constructing two distinct discounted cash flow models.

For the Management Rights, a discounted cash flow model utilized estimates of the base and incentive management fees that the Company would pay to Marriott over the term of the hotel management agreements, assuming a high likelihood that automatic renewals would be triggered. The after-tax management fee estimates were based on comprehensive projections of revenues and profits for the Resort Hotel Properties for the next four years with growth rates gradually scaling down to an inflation-level assumption for the years thereafter. In selecting the discount rate, the Company relied on market-based estimates of capital costs and discount rate premiums that reflect management’s assessment of a market participant’s view of risks associated with the projected cash flows.

For the IP Rights, the discounted cash flow model reflects the application of a common variation referred to as the relief from royalty approach. Under this approach, fair value is estimated as the present value of future savings that would likely result due to the ownership of an asset as opposed to paying rent or royalties for its use. Key input assumptions to this model included projecting revenues for a hypothetical portfolio of new Gaylord-branded hotels that might be developed in future years and deriving a market-based royalty rate to apply for the hypothetical future use of the brand on these new properties. For the revenue forecast, the Company relied upon its development plans prior to the REIT conversion and its historical track record of large resort development, as tempered by current market conditions in the hospitality sector. Regarding the selected royalty rate, the model relied upon the Company’s review of typical arm’s length franchise and brand licensing agreement structures, third party databases, published studies and other qualitative factors. The selected royalty rate was applied to the estimated revenues from future Gaylord–branded facilities to derive projected royalty expenses avoided. These annual cash flow savings amounts were tax-affected then discounted at a rate derived from market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view of risks associated with the projected cash flows.

The amount related to the Management Rights will be deferred and amortized on a straight line basis over the 65-year term of the hotel management agreements, including extensions, as a reduction in management fee expense for financial accounting purposes. The amount related to the IP Rights will be recognized into income as other gains and losses during the fourth quarter of 2012.

In addition, pursuant to additional management agreements entered into on October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the General Jackson Showboat, Gaylord Springs Golf Links and the Wildhorse Saloon on October 1, 2012. The Company anticipates entering into a management agreement pursuant to which Marriott will assume responsibility for managing the day-to-day operations of the Radisson Hotel at Opryland effective December 1, 2012.

The Company has segregated all costs related to these transactions from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statement of operations. Further, certain of these costs were incurred in prior periods of 2012 and have been reclassified as REIT conversion costs. During the three months and nine months ended September 30, 2012, the Company has incurred $51.4 million and $57.8 million, respectively, of various costs associated with these transactions. These costs during the three months ended September 30, 2012 include impairment charges ($21.3 million), professional fees ($14.0 million), employment and severance costs ($10.3 million), underwriting costs ($2.8 million), and various other transition costs ($3.0 million). These costs during the nine months ended September 30, 2012 include impairment charges ($21.3 million), professional fees ($20.1 million), employment and severance costs ($10.3 million), underwriting costs ($2.8 million), and various other transition costs ($3.3 million).

Upon completion of the REIT conversion, the Company will no longer view independent, large-scale development of resort and convention hotels as a means of its growth. As a result of its decision to convert to a REIT, the Company evaluated its plans and previously capitalized costs associated with potential new developments and expansions of its existing properties. As discussed above, in connection with the preparation of the financial statements included herein, the Company recorded an impairment charge of $14.0 million during the three months and nine months ended September 30, 2012 to write off previously capitalized costs associated with a potential future expansion of Gaylord Opryland and the Company’s previous development project in Mesa, Arizona as a result of the Company’s decision to abandon these projects. In addition, the Company will not proceed with its previously announced Aurora, Colorado development project in the form previously anticipated. The Company will reexamine how the Aurora project can be completed with minimal financial commitment, although it may not identify such opportunity. The Company also abandoned certain other projects associated with its existing assets and recorded an additional impairment charge of $7.3 million during the three months and nine months ended September 30, 2012 to write off previously capitalized costs primarily associated with information technology projects.

Including the costs noted above but excluding non-cash impairment charges, the Company currently estimates that it will incur approximately $73 million in one-time costs related to the REIT conversion. The Company also anticipates that it will incur federal income taxes associated with the receipt of the purchase price in the Marriott sale transaction and other transactions related to the REIT conversion, net of the effect of remaining net operating losses, of approximately $10 million to $20 million. In addition, the Company will be required to make the Special E&P Distribution on or before December 31, 2013 to be eligible to elect to be taxed as a REIT effective January 1, 2013.

The Merger, Marriott sale transaction, Special E&P Distribution, and other restructuring transactions are designed to enable the Company to hold its assets and business operations in a manner that will enable it to elect to be treated as a REIT for federal income tax purposes. If the Company qualifies as a REIT, it generally will not be subject to federal corporate income taxes on that portion of its capital gain or ordinary income from the Company’s REIT operations that is distributed to its stockholders. This treatment would substantially eliminate the federal “double taxation” on earnings from REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. As further described above, to comply with certain REIT qualification requirements, the Company engaged Marriott to operate and manage its Resort Hotel Properties and will be required to engage third-party managers to operate and manage its future hotel properties, if any. Additionally, non-REIT operations, which consist of the activities of taxable REIT subsidiaries that will act as lessees of the Company’s hotels, as well as the businesses within the Company’s Opry and Attractions segment, will continue to be subject, as applicable, to federal corporate income taxes following the REIT conversion.

4.	INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Weighted average shares outstanding	46,546	48,399	48,073	48,331
Effect of dilutive stock-based compensation	—	—	—	706
Effect of convertible notes	—	—	—	1,576

Weighted average shares outstanding — assuming dilution	46,546	48,399	48,073	50,613

For the three months ended September 30, 2012 and 2011, and for the nine months ended September 30, 2012, the effect of dilutive stock-based compensation awards was the equivalent of approximately 694,000, 567,000, and 651,000 shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended September 30, 2012 and 2011 and in the nine months ended September 30, 2012, these incremental shares were excluded from the computation of dilutive earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.

The Company had stock-based compensation awards outstanding with respect to approximately 817,000 and 1,735,000 shares of common stock for the three months ended September 30, 2012 and 2011, respectively, and approximately 913,000 and 1,025,000 shares of common stock for the nine months ended September 30, 2012 and 2011, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2012 and 2011, respectively, as the effect of their inclusion would have been anti-dilutive.

As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, in 2009 the Company issued 3.75% Convertible Senior Notes due 2014 (the “Convertible Notes”). The Company intends to settle the face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion/maturity of the Convertible Notes may be settled in cash or shares of the Company’s common stock. The effect of potentially issuable shares under this conversion spread for the three months and nine months ended September 30, 2012 was the equivalent of approximately 3,957,000 and 2,688,000 shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations in the three months and nine months ended September 30, 2012, these incremental shares were excluded from the computation of diluted earnings per share for those periods as the effect of their inclusion would have been anti-dilutive. The Convertible Notes are currently convertible through December 31, 2012; however, at this time, the Company has not processed any of the Convertible Notes for conversion.

In connection with the issuance of the Convertible Notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes whereby the warrant holders may purchase approximately 13.2 million shares of Company common stock at an initial price per share of $32.70, subject to anti-dilution adjustments. If the average closing price of the Company’s stock during a reporting period exceeds this strike price, these warrants will be dilutive. The warrants may only be settled in shares of the Company’s common stock. The effect of potentially issuable shares under these warrants for the three months and nine months ended September 30, 2012 was the equivalent of approximately 2,106,000 and 583,000 shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations in the three months and nine months ended September 30, 2012, these incremental shares were excluded from the computation of diluted earnings per share for those periods as the effect of their inclusion would have been anti-dilutive. See Note 16 for further disclosure.

5.	PROPERTY AND EQUIPMENT:

Property and equipment of continuing operations at September 30, 2012 and December 31, 2011 is recorded at cost and summarized as follows (in thousands):

	September 30,	December 31,
	2012	2011

Land and land improvements	$235,242	$217,811
Buildings	2,294,902	2,272,381
Furniture, fixtures and equipment	560,200	533,396
Construction-in-progress	31,680	59,822

	3,122,024	3,083,410
Accumulated depreciation	(949,236)	(874,283)

Property and equipment, net	$2,172,788	$2,209,127

6.	NOTES RECEIVABLE:

In connection with the development of Gaylord National, the Company is currently holding two issuances of bonds and receives the debt service thereon, which is payable from tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity date. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.

During the three months ended September 30, 2012 and 2011, the Company recorded interest income of $3.1 million and $3.2 million, respectively, on these bonds. During the nine months ended September 30, 2012 and 2011, the Company recorded interest income of $9.2 million and $9.5 million, respectively, on these bonds. The Company received payments of $15.5 million and $14.4 million during the nine months ended September 30, 2012 and 2011, respectively, relating to these notes receivable.

7.	DEBT:

The Company’s debt and capital lease obligations related to continuing operations at September 30, 2012 and December 31, 2011 consisted of (in thousands):

	September 30,	December 31,
	2012	2011

$925 Million Credit Facility, interest at LIBOR plus 2.25% or bank’s base rate plus 1.25%, maturing August 1, 2015	$665,000	$600,000
Convertible Senior Notes, interest at 3.75%, maturing October 1, 2014, net of unamortized discount of $ 30,554 and $ 40,754	329,446	319,246
Senior Notes, interest at 6.75%, maturing November 15, 2014	152,180	152,180
Capital lease obligations	1,835	2,399

Total debt	1,148,461	1,073,825
Less amounts due within one year	(99,537)	(755)

Total long-term debt	$1,048,924	$1,073,070

The above increase in amounts due within one year results from the Convertible Notes meeting a condition for convertibility as of September 30, 2012, but not as of December 31, 2011. As of September 30, 2012, the Company was in compliance with all of its covenants related to its debt.

$925 Million Credit Facility

On October 1, 2012, in connection with the Merger, the Company entered into a Second Amendment to Third Amended and Restated Credit Agreement (the “Amendment”) by and among the Company, as parent guarantor, RHP Hotel Properties, LP (a wholly-owned subsidiary of the Company), as borrower, certain subsidiaries of the Company party thereto, as guarantors, Bank of America, N.A, as administrative agent and the other lenders party thereto, which amends the Third Amended and Restated Credit Agreement dated as of August 1, 2011, among the Company, as borrower, certain subsidiaries of the Company party thereto, as guarantors, Bank of America, N.A., as administrative agent and the other lenders party thereto (the “$925 million credit facility”). Under the Amendment, the required lenders have agreed that the REIT conversion, including, but not limited to, the Merger and the Marriott sale transaction will not constitute a default under the $925 million credit facility. The amendment, among other things, (i) permits dividends to the extent permitted by the indenture for the Company’s 6.75% senior notes, and, if such indenture is terminated, to the extent necessary for the Company to maintain REIT status, (ii) allows the Company’s subsidiaries to lease its hotel properties, and (iii) updates the facility generally to permit the Company to restructure and operate its business as a REIT.

Convertible Senior Notes

In 2009, the Company issued $360.0 million of the Convertible Notes. The Convertible Notes are convertible, under certain circumstances as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, at the holder’s option, into shares of the Company’s common stock, at an initial conversion rate of 36.6972 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $27.25 per share. The Company may elect, at its option, to deliver shares of its common stock, cash or a combination of cash and shares of its common stock in satisfaction of its obligations upon conversion of the Convertible Notes. See Note 16 for further disclosure.

Based on the Company’s stock price during the three months ended September 30, 2012, a condition permitting conversion (as defined in the indenture governing the Convertible Notes) had been satisfied, and thus the Convertible Notes are currently convertible through December 31, 2012. At this time, the Company has not processed any of the Convertible Notes for conversion. Based on the Company’s borrowing capacity under its $925 million credit facility as of September 30, 2012, $230.6 million of the Convertible Notes has been classified as long-term debt in the accompanying condensed consolidated balance sheet as of September 30, 2012.

Concurrently with the offering of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The initial strike price of the Purchased Options is $27.25 per share of the Company’s common stock (the same as the initial conversion price of the Convertible Notes) and is subject to certain customary adjustments. The Purchased Options entitle the Company to purchase, subject to anti-dilution adjustments substantially similar to those contained in the indenture under which the Convertible Notes were issued, approximately 13.2 million shares of Company common stock. The Company may settle the Purchased Options in shares, cash or a combination of cash and shares, at the Company’s option. See Note 16 for further disclosure.

Separately and concurrently with entering into the Purchased Options, the Company also entered into warrant transactions whereby it sold warrants to each of the hedge counterparties entitling them to acquire up to approximately 13.2 million shares of common stock at an initial exercise price of $32.70 per share, subject to anti-dilution adjustments. The warrants may be settled only in shares of the Company’s common stock. See Note 16 for further disclosure.

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

At September 30, 2012 and December 31, 2011, the Company had no variable to fixed interest rate swap contracts. The interest rate swap agreement previously utilized by the Company until its expiration on July 25, 2011 effectively modified the Company’s exposure to interest rate risk by converting $500.0 million, or 71%, of the Company’s variable rate debt outstanding under the term loan portion of the Company’s former $1.0 billion credit facility to a weighted average fixed rate of 3.94% plus the applicable margin on these borrowings, thus reducing the impact of interest rate changes on future interest expense. This agreement involved the receipt of variable rate amounts in exchange for fixed rate interest payments through July 25, 2011, without an exchange of the underlying principal amount. The critical terms of the swap agreements matched the critical terms of the borrowings under the term loan portion of the $1.0 billion credit facility. Therefore, the Company designated these interest rate swap agreements as cash flow hedges. As the terms of these derivatives matched the terms of the underlying hedged items, there was no gain (loss) from ineffectiveness recognized in income on derivatives.

At September 30, 2012 and December 31, 2011, the Company had no variable to fixed natural gas price swap contracts. The Company previously entered into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of the hedge was to reduce the variability of cash flows associated with the forecasted purchases of these commodities.

The effect of derivative instruments on the statement of operations for the respective periods is as follows (in thousands):

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Amount Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	September 30,	September 30,	Location of Amount Reclassified from	September 30,	September 30,
	2012	2011	Accumulated OCI into Income	2012	2011

Interest rate swaps	$—	$(20)	Interest expense, net of amounts capitalized	$—	$1,549
Natural gas swaps	—	(249)	Operating Costs	—	124

Total	$—	$(269)	Total	$—	$1,673

	Amount of Loss Recognized in
	OCI on Derivative (Effective			Amount Reclassified from
	Portion)			Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Nine Months	Nine Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	September 30,	September 30,	Location of Amount Reclassified from	September 30,	September 30,
	2012	2011	Accumulated OCI into Income	2012	2011

Interest rate swaps	$—	$(447)	Interest expense, net of amounts capitalized	$—	$12,674
Natural gas swaps	—	(458)	Operating Costs	—	339

Total	$—	$(905)	Total	$—	$13,013

9.	STOCK PLANS:

In addition to grants of stock options to its directors and employees, the Company’s Amended and Restated 2006 Omnibus Incentive Plan (the “Plan”) permits the award of restricted stock and restricted stock units. The fair value of restricted stock and restricted stock units with time-based vesting or performance conditions is determined based on the market price of the Company’s stock at the date of grant. The Company generally records compensation expense equal to the fair value of each restricted stock award granted over the vesting period.

During the nine months ended September 30, 2012, the Company granted 311,230 restricted stock units with time-based vesting and a weighted-average grant-date fair value of $30.23 per award. Additionally, the Company granted 104,500 restricted stock units to certain members of its management team which may vest in 2015 based on the level of performance during the performance period and subject to continued employment. The number of awards that will ultimately vest is based on the Company’s total shareholder return over the three-year performance period ended December 31, 2014 relative to the total shareholder return of the Russell 2000 Index during the same period. The weighted-average grant date fair value of $39.88 per award was determined using a Monte Carlo simulation model, which assumed a risk-free rate of 0.54%, an expected life of 3.0 years and historical volatilities that ranged from 15% to 238%. As these awards include a market condition, the Company records compensation expense for these awards based on the grant date fair value of the award recognized ratably over the measurement period.

In connection with the termination of certain employee positions as a result of the REIT conversion discussed in Note 3, during the three months and nine months ended September 30, 2012, the Company cancelled approximately 167,500 stock options with a weighted average exercise price of $22.02 and approximately 401,000 restricted stock units with a weighted average grant date fair value of $29.76 per award. During the three months and nine months ended September 30, 2012, the Company reversed approximately $2.1 million in compensation costs as a result of these cancellations.

At September 30, 2012 and December 31, 2011, 1,705,034 and 2,532,484 stock options, respectively, were outstanding. Restricted stock units of 458,461 shares were outstanding at September 30, 2012 and restricted stock and restricted stock units of 633,647 shares were outstanding at December 31, 2011.

The compensation cost (benefit) that has been charged against pre-tax income (loss) for all of the Company’s stock-based compensation plans, including the reversal of compensation costs discussed above, was $(0.2) million and $2.6 million for the three months ended September 30, 2012 and 2011, respectively, and $5.1 million and $7.4 million for the nine months ended September 30, 2012 and 2011, respectively.

10.	RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest cost	$1,086	$1,208	$3,260	$3,625
Expected return on plan assets	(1,173)	(1,333)	(3,519)	(4,000)
Amortization of net actuarial loss	1,170	619	3,510	1,857

Total net periodic pension expense	$1,083	$494	$3,251	$1,482

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$14	$14	$43	$43
Interest cost	254	257	761	772
Amortization of net actuarial loss	176	—	528	—
Amortization of prior service credit	(109)	—	(326)	—
Amortization of curtailment gain	(21)	(61)	(65)	(183)

Total net postretirement benefit expense	$314	$210	$941	$632

11.	INCOME TAXES:

The Company’s effective tax rate as applied to pre-tax loss was 38% and (130)% for the three months ended September 30, 2012 and 2011, respectively. The change in the Company’s effective tax rate for these periods was due primarily to changes in federal and state valuation allowances during each period, as well as the effect of the change in the estimated annual effective rate as applied to prior quarters’ income during the 2011 period, partially offset by the effect of permanent tax adjustments related to nondeductible transaction costs associated with the Marriott sale transaction in the 2012 period.

The Company’s effective tax rate as applied to pre-tax income (loss) was 6% and 49% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in the Company’s effective tax rate for the 2012 period was due primarily to increases in permanent tax adjustments related to nondeductible transaction costs associated with the Marriott sale transaction and compensation adjustments, partially offset by changes in the Company’s federal and state valuation allowance.

Under FASB Accounting Standards Codification 740-270, “Income Taxes – Interim Reporting,” each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluation of possible future events and transactions and may be subject to subsequent refinement or revision. For the nine months ended September 30, 2011, the Company used the annual effective tax rate based on estimated ordinary income for the year ended December 31, 2011. However, for the nine months ended September 30, 2012, the Company determined that its ordinary income for the year ending December 31, 2012 cannot be reliably estimated because the expected amount of income from operations, combined with significant permanent differences (i.e. nondeductible transaction costs), are such that a minor change in estimated ordinary income for 2012 could result in a material change in the estimated annual effective tax rate. As a result, the Company has determined that the actual effective tax rate for the nine months ending September 30, 2012 is the best estimate of the annual effective rate.

As of September 30, 2012 and December 31, 2011, the Company had $13.9 million and $14.1 million of unrecognized tax benefits, respectively, of which $7.4 million would affect the Company’s effective tax rate if recognized. These liabilities are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company estimates the overall decrease in unrecognized tax benefits in the next twelve months will be approximately $13.1 million, mainly due to the expiration of various statutes of limitations. As of September 30, 2012 and December 31, 2011, the Company had accrued $2.4 million and $2.1 million, respectively, of interest and $0.1 million of penalties related to uncertain tax positions.

12.	COMMITMENTS AND CONTINGENCIES:

The Company has been informed that the Dollywood Company is no longer interested in pursuing the previously announced 50/50 joint venture to develop a family entertainment zone adjacent to Gaylord Opryland on land the Company currently owns. The Company had an immaterial amount of capitalized costs associated with this endeavor, which were written off during the three months and nine months ended September 30, 2012.

Through joint venture arrangements with two private real estate funds, the Company previously invested in two joint ventures which were formed to own and operate hotels in Hawaii. As part of the joint venture arrangements, the Company entered into contribution agreements with the majority owners, which owners had guaranteed certain recourse liabilities under third-party loans to the joint ventures. The guarantees of the joint venture loans guaranteed each of the subsidiaries’ obligations under its third party loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by the subsidiaries, or (ii) in the event of bankruptcy or reorganization proceedings of the subsidiaries. The Company agreed that, in the event a majority owner is required to make any payments pursuant to the terms of these guarantees of joint venture loans, it will contribute to the majority owner an amount based on its proportional commitment in the applicable joint venture. The Company estimates that the maximum potential amount for which the Company could be liable under the contribution agreements is $16.9 million, which represents its pro rata share of the $86.4 million of total debt that is subject to the guarantees. As of September 30, 2012, the Company had not recorded any liability in the condensed consolidated balance sheet associated with the contribution agreements.

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

13.	STOCKHOLDERS’ EQUITY:

Stock Repurchases

On August 6, 2012, the Company entered into a repurchase agreement with TRT Holdings, Inc. (“TRT Holdings”) pursuant to which the Company repurchased 5.0 million shares of its common stock, concurrently with the execution and delivery of the repurchase agreement, at a total cost of $185.4 million. The repurchased stock was cancelled by the Company and has been reflected as a reduction of retained earnings in the accompanying condensed consolidated balance sheet. The Company funded the purchase price for the share repurchase with borrowings under its $925 million credit facility. The Company obtained consents and amendments of the required lenders under the $925 million credit facility in order to accommodate this repurchase.

Common Stock Issuance

On August 23, 2012, the Company sold 846,469 shares (the “Option Shares”) of the Company’s common stock upon the exercise of the underwriter’s option granted pursuant to an underwriting agreement among the Company, TRT Holdings, and Deutsche Bank Securities, Inc. (the “Underwriter”) in connection with the secondary public offering of shares of the Company’s common stock by TRT Holdings. The Option Shares were sold at a price to the public of $40.00 per share. The Company’s total net proceeds from the sale of the Option Shares, after offering expenses, were approximately $32.7 million.

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

As of September 30, 2012 and December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.

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

The Company had no liabilities required to be measured at fair value at September 30, 2012 and December 31, 2011. The Company’s assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, were as follows (in thousands):

		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Deferred compensation plan investments	$16,415	$16,415	$—	$—

Total assets measured at fair value	$16,415	$16,415	$—	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Deferred compensation plan investments	$13,892	$13,892	$—	$—

Total assets measured at fair value	$13,892	$13,892	$—	$—

The remainder of the assets and liabilities held by the Company at September 30, 2012 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 6 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, in connection with the development of Gaylord National, the Company received two bonds (“a Series A Bond” and “a Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $88.9 million and $57.5 million, respectively, as of September 30, 2012. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value as of September 30, 2012 and the fair value of the Series B Bond was approximately $38 million as of September 30, 2012. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired as of September 30, 2012.

The Company has outstanding $360.0 million in aggregate principal amount of Convertible Notes that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on September 30, 2012 was $329.4 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, which the Company considers as Level 2, was approximately $341 million as of September 30, 2012.

The Company has outstanding $152.2 million in aggregate principal amount of senior notes due 2014 that accrue interest at a fixed rate of 6.75% (the “Senior Notes”). The fair value of these notes, based upon quoted market prices, which the Company considers as Level 1, was $152.2 million as of September 30, 2012.

The carrying amount of short-term financial instruments held by the Company (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the customer base for the Resort Hotel Properties.

15.	FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s continuing operations are organized into three principal business segments:

•	Hospitality, which includes Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National and the Radisson Hotel at Opryland, as managed by the Company prior to October 1, 2012;

•	Opry and Attractions, which includes the Grand Ole Opry, WSM-AM, and the Company’s Nashville-based attractions; and

•	Corporate and Other, which includes the Company’s corporate expenses.

The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Hospitality	$207,941	$207,092	$667,036	$634,607
Opry and Attractions	20,166	18,108	53,154	48,044
Corporate and Other	22	32	83	94

Total	$228,129	$225,232	$720,273	$682,745

Depreciation and amortization:
Hospitality	$26,095	$28,388	$80,977	$78,954
Opry and Attractions	1,262	1,296	3,825	3,968
Corporate and Other	3,344	2,683	8,587	7,773

Total	$30,701	$32,367	$93,389	$90,695

Operating income (loss):
Hospitality	$27,948	$25,437	$114,407	$96,604
Opry and Attractions	4,687	3,498	10,280	6,721
Corporate and Other	(14,539)	(14,591)	(45,986)	(42,546)
REIT conversion costs	(51,371)	—	(57,799)	—
Casualty loss	(173)	(162)	(719)	(630)
Preopening costs	(1)	(345)	(340)	(386)

Total operating income (loss)	(33,449)	13,837	19,843	59,763
Interest expense, net of amounts capitalized	(15,136)	(18,075)	(43,949)	(60,261)
Interest income	3,081	3,199	9,256	9,688
Income from unconsolidated companies	—	761	109	1,086
Other gains and (losses), net	2,251	(444)	2,251	(494)

Income (loss) before income taxes and discontinued operations	$(43,253)	$(722)	$(12,490)	$9,782

16.	SUBSEQUENT EVENTS:

On November 2, 2012, the Company’s board of directors declared the Special E&P Distribution as a special dividend to stockholders in the amount of $6.84 per share of common stock, aggregating approximately $309.7 million, to be paid on December 21, 2012 to stockholders of record as of November 13, 2012 in the form described as follows. The Company will limit the total amount of cash payable in the Special E&P Distribution to a maximum of 20% of the total value of the Special E&P Distribution. The balance of the Special E&P Distribution will be in the form of shares of the Company’s common stock. If the total amount of cash elected by the Company’s stockholders exceeds 20% of the total value of the Special E&P Distribution, then, in general, the available cash will be prorated among those stockholders that elect to receive cash. The details and consequences of the Special E&P Distribution will be described in the election form and accompanying materials that will be mailed to stockholders in connection with the Special E&P Distribution.

As a result of the Special E&P Distribution, pursuant to anti-dilution provisions included in the indenture under which the Convertible Notes were issued, on November 8, 2012, the conversion rate of the Convertible Notes will be adjusted to 44.4492 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to a conversion price of $22.50 per share. In addition, in accordance with customary anti-dilution provisions, the strike price of the Purchased Options will be adjusted to $22.50 per share of the Company’s common stock, which will enable the Company to purchase approximately 16.0 million shares of Company common stock. Further, the exercise price of the common stock purchase warrants discussed in Note 4 and Note 7 will be adjusted in a similar manner.

17.	INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

Not all of the Company’s subsidiaries have guaranteed the Company’s Convertible Notes and the Senior Notes. The Company’s Convertible Notes and Senior Notes are guaranteed on a senior unsecured basis by generally most of the Company’s significant active domestic subsidiaries (the “Guarantors”). Certain discontinued operations and inactive subsidiaries and new subsidiaries (the “Non-Guarantors”) do not guarantee the Company’s Convertible Notes and Senior Notes. The Guarantors are 100% owned, and the guarantees are full and unconditional and joint and several.

Prior to July 1, 2012, Gaylord Springs was owned by a guarantor subsidiary and was included in the balance sheet, results of operations and cash flows of the guarantors as of June 30, 2012 and for the three months and six months ended June 30, 2012. Effective September 2012, the Company realigned certain of its operations in connection with the REIT conversion, and Gaylord Springs is now owned by a non-guarantor subsidiary. Therefore, the Company has classified the balance sheet, results of operations and cash flows of these operations as of September 30, 2012 and for the three months and nine months ended September 30, 2012 with the Non-Guarantors in the consolidating financial information presented below.

The following condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended September 30, 2012

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$(6,321)	$227,012	$1,168	$6,270	$228,129
Operating expenses:
Operating costs	—	134,085	795	(58)	134,822
Selling, general and administrative	5,406	38,852	252	—	44,510
REIT conversion costs	22,046	29,311	14	—	51,371
Casualty loss	45	128	—	—	173
Preopening costs	—	1	—	—	1
Management fees	—	(6,321)	(7)	6,328	—
Depreciation and amortization	851	29,698	152	—	30,701

Operating income (loss)	(34,669)	1,258	(38)	—	(33,449)
Interest expense, net of amounts capitalized	(15,299)	(29,005)	(962)	30,130	(15,136)
Interest income	24,952	4,027	4,232	(30,130)	3,081
Other gains and (losses), net	—	2,251	—	—	2,251

Income (loss) before income taxes and discontinued operations	(25,016)	(21,469)	3,232	—	(43,253)
Benefit for income taxes	8,276	5,853	2,452	—	16,581
Equity in subsidiaries’ losses, net	(9,934)	—	—	9,934	—

Income (loss) from continuing operations	(26,674)	(15,616)	5,684	9,934	(26,672)
Loss from discontinued operations, net of taxes	—	—	(2)	—	(2)

Net income (loss)	$(26,674)	$(15,616)	$5,682	$9,934	$(26,674)

Comprehensive income (loss)	$(26,674)	$(15,616)	$5,682	$9,934	$(26,674)

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended September 30, 2011

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$1,525	$225,227	$—	$(1,520)	$225,232
Operating expenses:
Operating costs	—	135,817	—	—	135,817
Selling, general and administrative	4,417	38,287	—	—	42,704
Casualty loss	100	62	—	—	162
Preopening costs	41	304	—	—	345
Management fees	—	1,520	—	(1,520)	—
Depreciation and amortization	944	31,423	—	—	32,367

Operating income (loss)	(3,977)	17,814	—	—	13,837
Interest expense, net of amounts capitalized	(18,317)	(30,244)	(103)	30,589	(18,075)
Interest income	26,055	3,716	4,017	(30,589)	3,199
Income from unconsolidated companies	—	761	—	—	761
Other gains and (losses), net	—	(444)	—	—	(444)

Income (loss) before income taxes and discontinued operations	3,761	(8,397)	3,914	—	(722)
(Provision) benefit for income taxes	(1,702)	2,925	(2,160)	—	(937)
Equity in subsidiaries’ losses, net	(3,665)	—	—	3,665	—

Income (loss) from continuing operations	(1,606)	(5,472)	1,754	3,665	(1,659)
Income from discontinued operations, net of taxes	—	1	52	—	53

Net income (loss)	$(1,606)	$(5,471)	$1,806	$3,665	$(1,606)

Comprehensive income (loss)	$(712)	$(5,471)	$1,806	$3,665	$(712)

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2012

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$5,778	$717,212	$3,201	$(5,918)	$720,273
Operating expenses:
Operating costs	—	406,689	2,390	(58)	409,021
Selling, general and administrative	16,443	122,061	761	(103)	139,162
REIT conversion costs	27,426	30,359	14	—	57,799
Casualty loss	321	398	—	—	719
Preopening costs	22	318	—	—	340
Management fees	—	5,637	120	(5,757)	—
Depreciation and amortization	2,377	90,566	446	—	93,389

Operating income (loss)	(40,811)	61,184	(530)	—	19,843
Interest expense, net of amounts capitalized	(44,593)	(86,820)	(2,829)	90,293	(43,949)
Interest income	75,413	11,692	12,444	(90,293)	9,256
Income from unconsolidated companies	—	109	—	—	109
Other gains and (losses), net	—	2,251	—	—	2,251

Income (loss) before income taxes and discontinued operations	(9,991)	(11,584)	9,085	—	(12,490)
(Provision) benefit for income taxes	637	750	(589)	—	798
Equity in subsidiaries’ losses, net	(2,338)	—	—	2,338	—

Income (loss) from continuing operations	(11,692)	(10,834)	8,496	2,338	(11,692)
Income from discontinued operations, net of taxes	—	—	—	—	—

Net income (loss)	$(11,692)	$(10,834)	$8,496	$2,338	$(11,692)

Comprehensive income (loss)	$(11,692)	$(10,834)	$8,496	$2,338	$(11,692)

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2011

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$4,461	$682,756	$—	$(4,472)	$682,745
Operating expenses:
Operating costs	—	402,469	—	(28)	402,441
Selling, general and administrative	12,759	116,071	—	—	128,830
Casualty loss	148	482	—	—	630
Preopening costs	41	345	—	—	386
Management fees	—	4,444	—	(4,444)	—
Depreciation and amortization	2,973	87,722	—	—	90,695

Operating income (loss)	(11,460)	71,223	—	—	59,763
Interest expense, net of amounts capitalized	(60,838)	(90,770)	(303)	91,650	(60,261)
Interest income	78,129	11,441	11,768	(91,650)	9,688
Income from unconsolidated companies	—	1,086	—	—	1,086
Other gains and (losses), net	—	(494)	—	—	(494)

Income (loss) before income taxes and discontinued operations	5,831	(7,514)	11,465	—	9,782
(Provision) benefit for income taxes	(2,542)	2,526	(4,753)	—	(4,769)
Equity in subsidiaries’ earnings, net	1,785	—	—	(1,785)	—

Income (loss) from continuing operations	5,074	(4,988)	6,712	(1,785)	5,013
Income from discontinued operations, net of taxes	—	23	38	—	61

Net income (loss)	$5,074	$(4,965)	$6,750	$(1,785)	$5,074

Comprehensive income (loss)	$12,890	$(4,965)	$6,750	$(1,785)	$12,890

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

September 30, 2012

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$17,841	$6,365	$24	$—	$24,230
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	60,338	31	—	60,369
Deferred income taxes	2,389	(1,976)	133	—	546
Other current assets	2,781	50,236	276	(126)	53,167
Intercompany receivables, net	1,726,957	—	249,370	(1,976,327)	—

Total current assets	1,751,118	114,963	249,834	(1,976,453)	139,462

Property and equipment, net of accumulated depreciation	48,022	2,114,129	10,637	—	2,172,788
Notes receivable, net of current portion	—	137,542	—	—	137,542
Long-term deferred financing costs	12,572	—	—	—	12,572
Other long-term assets	658,400	352,751	—	(964,415)	46,736
Long-term assets of discontinued operations	—	—	346	—	346

Total assets	$2,470,112	$2,719,385	$260,817	$(2,940,868)	$2,509,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$98,825	$712	$—	$—	$99,537
Accounts payable and accrued liabilities	52,225	143,880	557	(417)	196,245
Intercompany payables, net	—	1,886,481	89,846	(1,976,327)	—
Current liabilities of discontinued operations	—	—	217	—	217

Total current liabilities	151,050	2,031,073	90,620	(1,976,744)	295,999
Long-term debt and capital lease obligations, net of current portion	1,047,801	1,123	—	—	1,048,924
Deferred income taxes	(31,439)	129,432	352	—	98,345
Other long-term liabilities	84,031	87,733	(3)	291	172,052
Long-term liabilities of discontinued operations	—	—	451	—	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	453	2,388	1	(2,389)	453
Additional paid-in capital	975,117	1,081,067	(40,129)	(1,040,938)	975,117
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	283,729	(613,431)	209,525	78,912	(41,265)
Accumulated other comprehensive loss	(36,031)	—	—	—	(36,031)

Total stockholders’ equity	1,218,669	470,024	169,397	(964,415)	893,675

Total liabilities and stockholders’ equity	$2,470,112	$2,719,385	$260,817	$(2,940,868)	$2,509,446

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2011

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$37,562	$6,826	$—	$—	$44,388
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	41,939	—	—	41,939
Deferred income taxes	1,195	7,423	23	—	8,641
Other current assets	2,710	45,954	—	(126)	48,538
Intercompany receivables, net	1,745,197	—	302,368	(2,047,565)	—

Total current assets	1,787,814	102,142	302,391	(2,047,691)	144,656
Property and equipment, net of accumulated depreciation	43,733	2,165,394	—	—	2,209,127
Notes receivable, net of current portion	—	142,567	—	—	142,567
Long-term deferred financing costs	15,947	—	—	—	15,947
Other long-term assets	658,167	359,297	—	(966,751)	50,713
Long-term assets of discontinued operations	—	—	390	—	390

Total assets	$2,505,661	$2,769,400	$302,781	$(3,014,442)	$2,563,400

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:

Current portion of long-term debt and capital lease obligations	$—	$755	$—	$—	$755
Accounts payable and accrued liabilities	17,934	151,458	—	(417)	168,975
Intercompany payables, net	—	1,958,653	88,912	(2,047,565)	—
Current liabilities of discontinued operations	—	—	186	—	186

Total current liabilities	17,934	2,110,866	89,098	(2,047,982)	169,916
Long-term debt and capital lease obligations, net of current portion	1,071,426	1,644	—	—	1,073,070
Deferred income taxes	(36,586)	144,886	(81)	—	108,219
Other long-term liabilities	82,358	83,560	—	291	166,209
Long-term liabilities of discontinued operations	—	—	451	—	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	484	2,388	1	(2,389)	484
Additional paid-in capital	929,904	1,081,063	(40,127)	(1,040,936)	929,904
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	480,771	(655,007)	253,439	76,574	155,777
Accumulated other comprehensive loss	(36,031)	—	—	—	(36,031)

Total stockholders’ equity	1,370,529	428,444	213,313	(966,751)	1,045,535

Total liabilities and stockholders’ equity	$2,505,661	$2,769,400	$302,781	$(3,014,442)	$2,563,400

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by continuing operating activities	$62,976	$66,039	$251	$—	$129,266
Net cash provided by discontinued operating activities	—	—	47	—	47

Net cash provided by operating activities	62,976	66,039	298	—	129,313

Purchases of property and equipment	(6,648)	(71,267)	(274)	—	(78,189)
Collection of notes receivable	—	4,480	—	—	4,480
Other investing activities	—	851	—	—	851

Net cash used in investing activities — continuing operations	(6,648)	(65,936)	(274)	—	(72,858)
Net cash used investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(6,648)	(65,936)	(274)	—	(72,858)

Net borrowings under credit facility	65,000	—	—	—	65,000
Deferred financing costs paid	(376)	—	—	—	(376)
Proceeds from issuance of common stock	32,722				32,722
Repurchase of Company stock for retirement	(185,400)				(185,400)
Proceeds from exercise of stock option and purchase plans	12,005	—	—	—	12,005
Other financing activities, net	—	(564)	—	—	(564)

Net cash used in financing activities — continuing operations	(76,049)	(564)	—	—	(76,613)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash used in financing activities	(76,049)	(564)	—	—	(76,613)

Net change in cash and cash equivalents	(19,721)	(461)	24	—	(20,158)
Cash and cash equivalents at beginning of period	37,562	6,826	—	—	44,388

Cash and cash equivalents at end of period	$17,841	$6,365	$24	$—	$24,230

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by continuing operating activities	$682	$82,202	$21	$—	$82,905
Net cash provided by (used in) discontinued operating activities	—	37	(21)	—	16

Net cash provided by operating activities	682	82,239	—	—	82,921

Purchases of property and equipment	(4,428)	(89,416)	—	—	(93,844)
Collection of notes receivable	—	2,465	—	—	2,465
Other investing activities	10	2,192	—	—	2,202

Net cash used in investing activities — continuing operations	(4,418)	(84,759)	—	—	(89,177)
Net cash used in investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(4,418)	(84,759)	—	—	(89,177)

Net repayments under credit facility	(100,000)	—	—	—	(100,000)
Deferred financing costs paid	(10,074)	—	—	—	(10,074)
Proceeds from exercise of stock option and purchase plans	4,275	—	—	—	4,275
Other financing activities, net	—	(221)	—	—	(221)

Net cash provided by (used in) financing activities — continuing operations	(105,799)	(221)	—	—	(106,020)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	(105,799)	(221)	—	—	(106,020)

Net change in cash and cash equivalents	(109,535)	(2,741)	—	—	(112,276)
Cash and cash equivalents at beginning of period	117,913	6,485	—	—	124,398

Cash and cash equivalents at end of period	$8,378	$3,744	$—	$—	$12,122

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company both owned and managed its assets through September 30, 2012 consistent with historical presentation. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2011, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) our expectation to effect restructuring transactions intended to facilitate our qualification as a REIT for federal income tax purposes; (ii) our expectation to elect REIT status, including the timing and effect(s) of such election; (iii) the expected form, timing and amount of the special distribution of our accumulated earnings and profits; (iv) the anticipated benefits of the REIT conversion and the Marriott sale transaction, including potential increases in revenue and anticipated annualized cost synergies, net of management fees, of approximately $33 million to $40 million; (v) estimated one-time costs related to the REIT conversion, including conversion, transaction, severance, and retention costs, but excluding non-cash impairment costs, of $73 million, and anticipated federal income taxes associated with the receipt of the purchase price in the Marriott sale transaction and other transactions related to the REIT conversion net of remaining net operating losses of approximately $10 million to $20 million; (vi) the holding of our non-qualifying REIT assets in one or more TRSs; (vii) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions; (viii) the anticipated pace of recovery in demand for products and services provided by the lodging industry relative to general economic conditions; (ix) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third-parties; (x) any potential future adoption of a shareholder rights plan before or after the REIT conversion; and (xi) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2011, in this Quarterly Report on Form 10-Q, or described from time to time in our other reports filed with the SEC, and the following risks and uncertainties: those associated with economic conditions affecting the hospitality business generally; our ability to elect and qualify for REIT status, and the timing and effect(s) of that election; our ability to remain qualified as a REIT; the form, timing and amount of the special distribution of our accumulated earnings and profits; the effect of operating costs and business disruption related to the Marriott sale transaction and the REIT conversion; and our ability to realize cost savings and revenue enhancements from the proposed REIT conversion and the Marriott sale transaction.

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

Overall Outlook

Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. Recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our operations and expansion plans. However, in 2010 and 2011, and thus far in 2012, the trend has reversed, and we have begun to see stabilization in our industry and specifically in our business. During these periods, we have seen increases in group travel as compared to recessionary levels, as well as growth in outside-the-room revenue, indicating that not only are group customers traveling again, they are spending more on food and beverage and entertainment during their stay at our properties.

Group customers typically book rooms and meeting space with significant lead times, sometimes several years in advance of guest arrival. During an economic recovery, group pricing tends to lag transient pricing due to the significant lead times for group bookings. Group business booked in earlier periods at lower rates continues to roll off, and with improving group demand, is being replaced with bookings reflecting generally higher rates. As a result of the higher levels of group business, we have experienced an increase in occupancy in recent quarters as well as increases in rates and future bookings. Our attrition and cancellation levels have also decreased compared to recessionary levels. As discussed below, on October 1, 2012, Marriott (as defined below) assumed responsibility for managing the day-to-day operations of our Resort Hotel Properties (as defined below). As a result, we will now rely upon Marriott to generate improvements in occupancy and revenue levels at our Resort Hotel Properties. However, there can be no assurance that Marriott will be able to increase occupancy and revenue levels at our Resort Hotel Properties.

See Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012, for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

REIT Conversion and Marriott Sale Transaction

On May 30, 2012, our board of directors unanimously approved a plan to restructure our business operations to facilitate our qualification as a real estate investment trust (“REIT”) for federal income tax purposes (the “REIT conversion”). We intend to complete the REIT conversion so that we may qualify as a REIT.

As a component of the REIT conversion, effective October 1, 2012, Gaylord Entertainment Company, formerly a Delaware corporation (the “Predecessor Registrant”), merged with and into Ryman Hospitality Properties, Inc. (formerly known as Granite Hotel Properties, Inc.), a Delaware corporation (the “Company”) and wholly-owned subsidiary of the Predecessor Registrant, which was formed in preparation for the REIT conversion (the “Merger”). The Merger was approved by the stockholders of the Predecessor Registrant at a special meeting of stockholders held on September 25, 2012. As a result of the Merger, the outstanding shares of the Predecessor Registrant’s common stock converted into the right to receive the same number of shares of the Company’s common stock, and the Company succeeded to and began conducting, directly or indirectly, all of the business conducted by the Predecessor Registrant immediately prior to the Merger. The rights of our stockholders are now governed by our Amended and Restated Certificate of Incorporation (the “Charter”) and our Amended and Restated Bylaws. To satisfy the requirements under the Internal Revenue Code of 1986, as amended (the “Code”), that are applicable to REITs in general and otherwise to address concerns related to stock ownership, the Charter generally prohibits any stockholder from owning more than 9.8% of the outstanding shares of our common stock or any other class or series of our stock. These ownership limitations are subject to waiver or modification by our board of directors. The shares of the Company common stock are trading on the New York Stock Exchange under the ticker symbol “RHP”. Pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), shares of common stock of the Company, as successor to the Predecessor Registrant, are deemed to be registered under Section 12(b) of the Exchange Act.

Due to federal income tax laws that restrict REITs from operating and managing hotels, after completing the anticipated REIT conversion, we will not operate or manage any of our hotel properties. We will lease or sublease our hotel properties to taxable REIT subsidiaries (“TRSs”), and such TRSs will engage third-party hotel managers pursuant to hotel management agreements. Our third-party hotel managers will be responsible for managing the day-to-day operations of our hotel properties, including, but not limited to, implementing significant operating decisions, setting rates for rooms and meeting space, controlling revenue and expenditures, collecting accounts receivable, and recruiting, employing and supervising employees at the hotel properties. However, we will continue to own our hotel properties, including, but not limited to, the Resort Hotel Properties.

On October 1, 2012, we completed the Marriott sale transaction pursuant to that certain Purchase Agreement, dated May 30, 2012, by and among the Predecessor Registrant, Gaylord Hotels, Inc., Marriott Hotel Services, Inc., and Marriott International, Inc. (“Marriott”), pursuant to which we agreed to sell the Gaylord Hotels brand and rights to manage the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”) and the Gaylord National Resort and Convention Center (“Gaylord National”), collectively the “Resort Hotel Properties” and each a “Resort Hotel Property” for $210 million in cash (the “Marriott sale transaction”).

As a result of the Marriott sale transaction, we are now a party to four management agreements (one for each of our Resort Hotel Properties) with Marriott. Under the management agreements, on October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the Resort Hotel Properties. We do not have the authority to require Marriott to operate our Resort Hotel Properties in a particular manner, although we do have consent and approval rights for certain matters under the hotel management agreements, subject to the limitations described therein. Each management agreement has a term of thirty-five years, with three automatic ten-year renewal terms (provided the applicable hotel has met certain performance thresholds), and Marriott is entitled to a base management fee of two-percent of gross revenues from each Resort Hotel Property for each fiscal year or portion thereof, which will be deducted by Marriott from gross revenues of each Resort Hotel Property for each fiscal year.

Additionally, as a result of the completion of the Marriott sale transaction, the Resort Hotel Properties are now subject to a pooling agreement which provides for (i) the calculation of incentive management fees for the Resort Hotel Properties on an aggregated basis; and (ii) the application of the limitations on secured debt on an aggregated basis. The incentive management fee will be based on the profitability of our Resort Hotel Properties calculated on a pooled basis, and the fee, if any, will be retained by Marriott from Operating Profit (as defined in the pooling agreement).

In addition to the Marriott sale transaction, pursuant to additional management agreements entered into October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the General Jackson Showboat, Gaylord Springs Golf Links and the Wildhorse Saloon beginning October 1, 2012. We anticipate entering into a management agreement pursuant to which Marriott will assume responsibility for managing the day-to-day operations of the Radisson Hotel at Opryland (to be renamed Inn at Opryland) effective December 1, 2012.

Following the completion of the REIT conversion, we will own our Opry and Attractions businesses in TRSs, which will conduct their business consistent with past practice, except for the additional management agreements discussed above.

We are undergoing a reorganization within, and a reduction in the number of members of, our current executive management team and the other employees currently within the Corporate and Other segment. In connection with the reorganization, we anticipate that our corporate overhead expenses within the Corporate and Other segment will be reduced. We anticipate that we will terminate the employment of approximately 310 employees within our Corporate and Other segment of whom approximately 35% will transition their employment to Marriott. The severance cost associated with these terminations is included within our $24 million estimate of severance and retention costs related to the REIT conversion discussed further below.

We have segregated all costs related to these transactions from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statement of operations. During the three months and nine months ended September 30, 2012, we have incurred $51.4 million and $57.8 million, respectively of REIT conversion costs, which includes $21.3 million of non-cash impairment charges in both periods. Excluding non-cash impairment charges, we currently estimate that we will incur $73 million in one-time costs related to the REIT conversion. These costs would include approximately $10 million in investment banking fees, $5 million in legal fees, $6 million in consulting fees, $24 million in severance and retention costs, and $28 million in conversion costs and other costs. We also anticipate that we will incur federal income taxes associated with the receipt of the purchase price in the Marriott sale transaction and other transactions related to the REIT conversion, net of remaining net operating losses, of approximately $10 million to $20 million. In addition, we anticipate annualized costs synergies, net of management fees, of approximately $33 million to $40 million.

A REIT is not permitted to retain earnings and profits accumulated during years when the company or its predecessor was taxed as a C corporation. To qualify for taxation as a REIT for the taxable year beginning January 1, 2013, we must distribute to our stockholders on or before December 31, 2013, our undistributed earnings and profits attributable to taxable periods ending prior to January 1, 2013 as a special dividend to stockholders (the “Special E&P Distribution”). To facilitate our payment of the Special E&P Distribution, our stockholders approved the issuance of up to 34 million shares of our common stock at our special meeting of stockholders held on September 25, 2012. On November 2, 2012, our board of directors declared the Special E&P Distribution as a special dividend to stockholders in the amount of $6.84 per share of common stock, aggregating approximately $309.7 million, to be paid on December 21, 2012 to stockholders of record as of November 13, 2012. The Special E&P Distribution will be composed of cash or shares of our common stock, at each stockholder’s election, subject to a cap on the total amount of cash equal to 20% of the aggregate amount of the Special E&P Distribution. The balance of the Special E&P Distribution will be in the form of shares of our common stock. We received a private letter ruling form the Internal Revenue Service (the “IRS”) on August 22, 2012, confirming that each of the cash and stock components of the Special E&P Distribution will be treated as a taxable distribution, which will reduce our accumulated earnings and profits. Pursuant to the IRS ruling, if we pay the Special E&P Distribution in 2012, which we anticipate, the value of the shares paid in the Special E&P Distribution will be their fair market value on the date of distribution for federal income tax purposes. If the total amount of cash elected by our stockholders exceeds 20% of the total value of the Special E&P Distribution, then, in general, the available cash will be prorated among those stockholders that elect to receive cash. The details and consequences of the Special E&P Distribution will be described in the election form and accompanying materials that will be mailed to stockholders in connection with the Special E&P Distribution.

If we qualify as a REIT, we generally will not be subject to federal corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment would substantially eliminate the federal “double taxation” on earnings from REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. As explained more fully in our definitive proxy statement for the special meeting of stockholders held September 25, 2012, our non-REIT operations, which will consist of the activities of TRSs that will act as lessees of our hotels, as well as the businesses within our Opry and Attractions segment, will continue to be subject, as applicable, to federal corporate income taxes.

After the completion of the REIT conversion, acquisitions of other hotels, either alone or through joint ventures or alliances with one or more third-parties, will be part of our long-term growth strategy. We intend to pursue attractive investment opportunities that meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We will also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. Through acquisitions we plan to expand the geographic diversity of our existing asset portfolio.

TRT Repurchase and Secondary Offering

On August 6, 2012, we entered into a repurchase agreement with TRT Holdings, Inc. (“TRT Holdings”) pursuant to which we repurchased 5.0 million shares of our common stock concurrently with the execution and delivery of the repurchase agreement. The aggregate purchase price in the privately negotiated transaction was $185.4 million, or $37.00 per share. We funded the repurchase with borrowings under the revolver to our $925 million credit facility. We cancelled the shares of our common stock repurchased from TRT Holdings.

Pursuant to the terms of the repurchase agreement, we filed a registration statement under which TRT Holdings offered the remainder of its shares of our common stock, or 5,643,129 shares, in an underwritten secondary public offering. On August 13, 2012, we, TRT Holdings, and Deutsche Bank Securities Inc. entered into an underwriting agreement pursuant to which TRT Holdings agreed to sell the remainder of its shares of our common stock to Deutsche Bank Securities Inc. to be offered by the underwriter at a public offering price of $40.00 per share. The closing of the secondary offering occurred on August 16, 2012, at which time TRT Holdings ceased to hold shares of our common stock. We reimbursed 50% of the underwriting discounts and commissions paid by TRT Holdings with respect to shares it sold in the secondary offering, or an aggregate of approximately $2.8 million, and also paid all costs of effecting the registration, other than the legal fees of TRT Holdings.

The repurchase agreement also contains several post-closing obligations of the parties. Under a standstill provision in the repurchase agreement, TRT Holdings and affiliated parties of TRT Holdings have agreed not to take certain actions for a period of three years ending August 6, 2015, including acquiring beneficial ownership of any of our securities, indebtedness, or assets, making any take-over bid, merger or tender offer involving us, seeking to influence or control management, our board of directors, or our policies, and participating in any proxy solicitation with respect to us. In addition, under the repurchase agreement, we, TRT Holdings, and affiliated parties of TRT Holdings have agreed to a mutual non-disparagement provision for the same period ending August 6, 2015. Each of us, TRT Holdings, and affiliates of TRT Holdings has agreed to a general release of any or all past, existing, or future claims relating to matters, causes or things occurring or existing on or prior to August 6, 2012, subject to certain conditions contained in the repurchase agreement.

We did not receive any proceeds from the sale by TRT Holdings of its shares of our common stock. However, pursuant to the terms of the underwriting agreement, we granted Deutsche Bank Securities Inc. the option to purchase up to an additional 846,469 shares of our common stock to be offered to the public at a price of $40.00 per share (the “Underwriter’s Option”). On August 23, 2012, Deutsche Bank Securities Inc. exercised the Underwriter’s Option. Our total net proceeds from the exercise of the Underwriter’s Option, after underwriter’s discounts, were approximately $32.7 million.

Development Update

Upon completion of the REIT conversion, we will no longer view independent, large-scale development of resort and convention hotels as a means of our growth. As a result of our decision to convert to a REIT, we evaluated our plans and previously capitalized costs associated with potential new developments and expansions of our existing properties. As discussed above, in connection with the preparation of the financial statements included herein, we recorded an impairment charge of $14.0 million during the three months and nine months ended September 30, 2012 to write off previously capitalized costs associated with a potential future expansion of Gaylord Opryland and our previous development project in Mesa, Arizona as a result of our decision to abandon these projects. In addition, we will not proceed with our previously announced Aurora, Colorado development project in the form previously anticipated. We will reexamine how the Aurora project can be completed with minimal financial commitment, although we may not identify such opportunity.

We have been informed that the Dollywood Company is no longer interested in pursuing the previously announced 50/50 joint venture to develop a family entertainment zone adjacent to Gaylord Opryland on land we currently own. We had an immaterial amount of capitalized costs associated with this endeavor, which were written off during the three months and nine months ended September 30, 2012.

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

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•

Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National and the Radisson Hotel at Opryland. Effective October 1, 2012, we are a party to four hotel management agreements, under which Marriott assumed responsibility for managing the day-to-day operations of our Resort Hotel Properties. We anticipate entering into a fifth management agreement with Marriott, under which Marriott will assume managing the day-to-day operations of the Radisson Hotel at Opryland effective December 1, 2012.

•

Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville-based attractions. In connection with the proposed REIT conversion, we will own our Opry and Attractions businesses in TRSs, which will conduct their business consistent with past practice, except for the management agreements discussed above.

•	Corporate and Other, consisting of our corporate expenses. We anticipate that our corporate overhead expenses within the Corporate and Other segment will be reduced as a result of the REIT conversion.

For the three months and nine months ended September 30, 2012 and 2011, our total revenues were divided among these business segments as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
Segment	2012	2011	2012	2011

Hospitality	91.2%	92.0%	92.6%	93.0%
Opry and Attractions	8.8%	8.0%	7.4%	7.0%
Corporate and Other	0.0%	0.0%	0.0%	0.0%

We generate a significant portion of our revenues from our Hospitality segment. Prior to the consummation of the Marriott sale transaction, we believe that we were the only hospitality company whose stated primary focus was on the large group meetings and conventions sector of the lodging market. In addition, prior to the consummation of the Marriott sale transaction, our strategy was to concentrate on our “All-in-One-Place” self-contained service offerings by emphasizing customer rotation among our convention properties, while also offering additional entertainment opportunities to guests and target customers.

Effective October 1, 2012, Marriott assumed responsibility for planning and conducting hotel operations and special events at our Resort Hotel Properties. As a result, we are no longer responsible for determining the content of or for conducting these activities, although we expect such types of activities to be continued as determined by Marriott. In 2011, we announced a multi-year strategic alliance with DreamWorks Animation SKG, Inc. to become the official hotel provider of DreamWorks vacation experiences. Through this strategic alliance DreamWorks has provided leisure experiences featuring the DreamWorks characters for guests at our Resort Hotel Properties.

Key Performance Indicators

The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels. These factors impact the price we can charge for our hotel rooms and other amenities, such as food and beverage and meeting space, and following the consummation of the Marriott sale transaction, will impact the prices that Marriott charges at our Resort Hotel Properties. Key performance indicators related to revenue are:

•	hotel occupancy (a volume indicator);

•	average daily rate (“ADR”) (a price indicator calculated by dividing room revenue by the number of rooms sold);

•	Revenue per Available Room (“RevPAR”) (a summary measure of hotel results calculated by dividing room revenue by room nights available to guests for the period);

•

Total Revenue per Available Room (“Total RevPAR”) (a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period); and

•

Net Definite Room Nights Booked (a volume indicator which represents the total number of definite bookings for future room nights at the Resort Hotel Properties confirmed during the applicable period, net of cancellations).

We recognize Hospitality segment revenue from our occupied hotel rooms as earned on the close of business each day and from concessions and food and beverage sales at the time of sale. Attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, as well as cancellation fees, are recognized as revenue in the period they are collected. Almost all of our Hospitality segment revenues are either cash-based or, for meeting and convention groups meeting our credit criteria, billed and collected on a short-term receivables basis. The hospitality industry is capital intensive, and we rely on the ability of our hotels to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash flow for future development.

The results of operations of our Hospitality segment are affected by the number and type of group meetings and conventions scheduled to attend our hotels in a given period. We attempted to offset any identified shortfalls in occupancy by creating special events at our hotels or offering incentives to groups in order to attract increased business during this period. A variety of factors can affect the results of any interim period, including the nature and quality of the group meetings and conventions attending our hotels during such period, which meetings and conventions have often been contracted for several years in advance, the level of attrition we experience, and the level of transient business at our hotels during such period.

Effective October 1, 2012, Marriott assumed responsibility for managing these processes at our Resort Hotel Properties. As a result, we no longer are responsible for these processes, although we expect such types of processes to be continued as managed by Marriott.

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and nine months ended September 30, 2012 and 2011. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Unaudited Three Months ended September 30,				Unaudited Nine Months ended September 30,
	2012	%	2011	%	2012	%	2011	%
Income Statement Data:
REVENUES:
Hospitality	$207,941	91.2%	$207,092	91.9%	$667,036	92.6%	$634,607	92.9%
Opry and Attractions	20,166	8.8%	18,108	8.0%	53,154	7.4%	48,044	7.0%
Corporate and Other	22	0.0%	32	0.0%	83	0.0%	94	0.0%

Total revenues	228,129	100.0%	225,232	100.0%	720,273	100.0%	682,745	100.0%

OPERATING EXPENSES:
Operating costs	134,822	59.1%	135,817	60.3%	409,021	56.8%	402,441	58.9%
Selling, general and administrative	44,510	19.5%	42,704	19.0%	139,162	19.3%	128,830	18.9%
REIT conversion costs	51,371	22.5%	—	0.0%	57,799	8.0%	—	0.0%
Casualty loss	173	0.1%	162	0.1%	719	0.1%	630	0.1%
Preopening costs	1	0.0%	345	0.2%	340	0.0%	386	0.1%
Depreciation and amortization:
Hospitality	26,095	11.4%	28,388	12.6%	80,977	11.2%	78,954	11.6%
Opry and Attractions	1,262	0.6%	1,296	0.6%	3,825	0.5%	3,968	0.6%
Corporate and Other	3,344	1.5%	2,683	1.2%	8,587	1.2%	7,773	1.1%

Total depreciation and amortization	30,701	13.5%	32,367	14.4%	93,389	13.0%	90,695	13.3%

Total operating expenses	261,578	114.7%	211,395	93.9%	700,430	97.2%	622,982	91.2%

OPERATING INCOME (LOSS):
Hospitality	27,948	13.4%	25,437	12.3%	114,407	17.2%	96,604	15.2%
Opry and Attractions	4,687	23.2%	3,498	19.3%	10,280	19.3%	6,721	14.0%
Corporate and Other	(14,539)	(A )	(14,591)	(A )	(45,986)	(A )	(42,546)	(A )
REIT conversion costs	(51,371)	(B )	—	(B )	(57,799)	(B )	—	(B )
Casualty loss	(173)	(B )	(162)	(B )	(719)	(B )	(630)	(B )
Preopening costs	(1)	(B )	(345)	(B )	(340)	(B )	(386)	(B )

Total operating income (loss)	(33,449)	-14.7%	13,837	6.1%	19,843	2.8%	59,763	8.8%
Interest expense, net of amounts capitalized	(15,136)	(B )	(18,075)	(B )	(43,949)	(B )	(60,261)	(B )
Interest income	3,081	(B )	3,199	(B )	9,256	(B )	9,688	(B )
Income from unconsolidated companies	—	(B )	761	(B )	109	(B )	1,086	(B )
Other gains and (losses), net	2,251	(B )	(444)	(B )	2,251	(B )	(494)	(B )
(Provision) benefit for income taxes	16,581	(B )	(937)	(B )	798	(B )	(4,769)	(B )
Income (loss) from discontinued operations, net	(2)	(B )	53	(B )	—	(B )	61	(B )

Net income (loss)	$(26,674)	(B )	$(1,606)	(B )	$(11,692)	(B )	$5,074	(B )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.
(B)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results

The following table summarizes our financial results for the three months and nine months ended September 30, 2012 and 2011 (in thousands, except percentages and per share data):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2012	2011	% Change	2012	2011	% Change

Total revenues	$228,129	$225,232	1.3%	$720,273	$682,745	5.5%
Total operating expenses	261,578	211,395	23.7%	700,430	622,982	12.4%
Operating income (loss)	(33,449)	13,837	-341.7%	19,843	59,763	-66.8%
Net income (loss)	(26,674)	(1,606)	-1,560.9%	(11,692)	5,074	-330.4%
Net income (loss) per share — fully diluted	(0.57)	(0.03)	-1,800.0%	(0.24)	0.10	-340.0%

Total Revenues

The increase in our total revenues for the three months and nine months ended September 30, 2012, as compared to the same periods in 2011, is attributable to an increase in our Hospitality segment revenues of $0.8 million and $32.4 million for the 2012 periods, respectively, and an increase in our Opry and Attractions segment revenue of $2.1 million and $5.1 million for the 2012 periods, respectively, as discussed more fully below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended September 30, 2012, as compared to the same periods in 2011, is primarily due to $51.4 million in REIT conversion costs during the 2012 period, as discussed more fully below. The increase in our total operating expenses for the nine months ended September 30, 2012, as compared to the same period in 2011, is primarily due to $57.8 million in REIT conversion costs during the 2012 period, an increase of $14.6 million in our Hospitality segment operating expenses, and an increase of $3.4 million in our Corporate and Other segment operating expenses, as discussed more fully below.

Net Income (Loss)

Our net loss of $26.7 million for the three months ended September 30, 2012, as compared to a net loss of $1.6 million for the same period in 2011, was due to the change in our operating income reflected above and the following factors, each as described more fully below:

•	A benefit for income taxes of $16.6 million during the 2012 period, as compared to a provision for income taxes of $0.9 million during the 2011 period.

•	A $2.9 million decrease in interest expense, net of amounts capitalized, during the 2012 period, as compared to the 2011 period.

•	A $2.7 million increase in other gains and losses during the 2012 period, primarily associated with $2.3 million from the marketing and maintenance fund associated with the Gaylord National bonds.

Our net loss of $11.7 million for the nine months ended September 30, 2012, as compared to net income of $5.1 million for the same period in 2011, was due to the change in our operating income reflected above and the following factors, each as described more fully below:

•	A $16.3 million decrease in interest expense, net of amounts capitalized, during the 2012 period, as compared to the 2011 period.

•	A benefit for income taxes of $0.8 million during the 2012 period, as compared to a provision for income taxes of $4.8 million during the 2011 period.

•	A $2.7 million increase in other gains and losses during the 2012 period, primarily associated with $2.3 million from the marketing and maintenance fund associated with the Gaylord National bonds.

Factors and Trends Contributing to Operating Performance

The most important factors and trends contributing to our operating performance during the three months and nine months ended September 30, 2012 described herein were:

•

The Merger, Marriott sale transaction and REIT conversion, specifically, $51.4 million and $57.8 million in REIT conversion costs during the three months and nine months ended September 30, 2012, respectively.

•

Increased occupancy levels and ADR at Gaylord Palms (an increase of 7.8 percentage points of occupancy and 8.1 percentage points of occupancy, respectively, during the 2012 periods, as compared to the 2011 periods, and an increase of 9.8% and 6.3%, respectively, in ADR for the 2012 periods, as compared to the 2011 periods), primarily due to increased levels of group business. This increase in group business led to an increase in outside-the-room spending per room (an increase of 33.9% and 21.7%, respectively, during the 2012 periods, as compared to the 2011 periods), primarily due to increases in banquets and conference services. Note that the above figures for Gaylord Palms for the 2012 periods exclude 4,003 and 10,811 room nights, respectively, and both the 2011 periods exclude 6,343 room nights that were taken out of service as a result of a rooms renovation program.

•

Increased outside-the-room spending at Gaylord National (an increase of 8.4% and 6.4%, respectively, during the 2012 periods, as compared to the 2011 periods), primarily due to an increase in banquets.

•

Decreased occupancy levels and ADR at Gaylord Opryland during the three months ended September 30, 2012 as compared to the 2011 period (a decrease of 3.7 percentage points of occupancy and a decrease of 2.4% in ADR), primarily due to decreased levels of group business. This decrease in group business contributed to a decrease in outside-the-room spending of 16.0% during the three months ended September 30, 2012, as compared to the 2011 period, primarily due to decreases in banquets.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and nine months ended September 30, 2012 and 2011 (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change

Hospitality revenue (1)	$207,941	$207,092	0.4%	$667,036	$634,607	5.1%
Hospitality operating expenses:
Operating costs	122,407	123,137	-0.6%	373,012	367,253	1.6%
Selling, general and administrative	31,491	30,130	4.5%	98,640	91,796	7.5%
Depreciation and amortization	26,095	28,388	-8.1%	80,977	78,954	2.6%

Total Hospitality operating expenses	179,993	181,655	-0.9%	552,629	538,003	2.7%

Hospitality operating income (2)	$27,948	$25,437	9.9%	$114,407	$96,604	18.4%

Hospitality performance metrics:
Occupancy (5)	71.8%	73.6%	-2.4%	73.6%	72.2%	1.9%
ADR	$161.93	$159.25	1.7%	$168.25	$165.75	1.5%
RevPAR (3)(5)	$116.24	$117.25	-0.9%	$123.89	$119.66	3.5%
Total RevPAR (4)(5)	$280.49	$280.56	0.0%	$301.93	$290.62	3.9%
Net Definite Room Nights Booked	222,000	320,000	-30.6%	1,015,000	866,000	17.2%

(1)	Hospitality results and performance metrics include the results of our Resort Hotel Properties and our Radisson Hotel at Opryland for all periods presented.
(2)	Hospitality operating income does not include the effect of REIT conversion costs, casualty loss and preopening costs. See the discussion of those items set forth below.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Excludes 4,003 and 10,811 room nights for the three months and nine months ended September 30, 2012, respectively, and 6,343 room nights during the three months and nine months ended September 30, 2011, that were taken out of service as a result of a rooms renovation program at Gaylord Palms.

The increase in total Hospitality segment revenue in the three months ended September 30, 2012, as compared to the same period in 2011, is primarily due to increases of $8.6 million and $2.1 million at Gaylord Palms and Gaylord National, respectively, primarily as a result of increased outside-the-room spending during the 2012 period, partially offset by a decrease of $8.9 million at Gaylord Opryland, primarily as a result of decreased levels of group business.

The increase in total Hospitality segment revenue in the nine months ended September 30, 2012, as compared to the same period in 2011, is primarily due to increases of $21.3 million, $10.3 million and $2.6 million at Gaylord Palms, Gaylord National and Gaylord Opryland, respectively, primarily as a result of increased occupancy, ADR and outside-the-room spending during the 2012 period. These increases are partially offset by a decrease of $4.2 million at Gaylord Texan during the 2012 period, due primarily to the 2011 period benefitting from the impact of the Super Bowl in February 2011.

The percentage of group versus transient business based on rooms sold for our hospitality segment for the periods presented was approximately as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Group	76.7%	79.8%	80.4%	81.5%
Transient	23.3%	20.2%	19.6%	18.5%

Total Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The decrease in Hospitality operating expenses in the three months ended September 30, 2012, as compared to the same period in 2011, is primarily attributable to decreases at Gaylord Opryland and Gaylord Texan, partially offset by an increase at Gaylord Palms, as described below. The increase in Hospitality operating expenses in the nine months ended September 30, 2012, as compared to the same period in 2011, is primarily attributable to increases at Gaylord Palms and Gaylord Opryland, as described below.

Total Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), decreased in the three months ended September 30, 2012, as compared to the same period in 2011, primarily as a result of a decrease at Gaylord Opryland, partially offset by an increase at Gaylord Palms, as described below. Total Hospitality segment operating costs increased in the nine months ended September 30, 2012, as compared to the same period in 2011, primarily as a result of an increase at Gaylord Palms, as described below.

Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in the three months and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily as a result of increases at Gaylord Opryland and Gaylord Palms, as described below.

Total Hospitality segment depreciation and amortization expense decreased in the three months ended September 30, 2012, as compared to the same period in 2011, primarily as a result of the 2011 period including the disposal of certain fixed assets associated with the construction of our new resort pools at Gaylord Palms, as well as the initial furniture, fixtures and equipment placed in service at the Gaylord Texan’s opening in 2004 becoming fully depreciated during 2012. Total Hospitality segment depreciation and amortization expense increased in the nine months ended September 30, 2012, as compared to the same period in 2011, primarily related to the disposal of certain fixed assets associated with a rooms renovation and resort pools at Gaylord Palms and a corridor renovation at Gaylord Opryland, partially offset by a decrease at Gaylord Texan due to the initial furniture, fixtures and equipment placed in service at the hotel’s opening in 2004 becoming fully depreciated during 2012.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and nine months ended September 30, 2012 and 2011.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and nine months ended September 30, 2012 and 2011 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2012	2011	% Change	2012	2011	% Change

Total revenues	$63,452	$72,364	-12.3%	$208,300	$205,738	1.2%
Operating expense data:
Operating costs	37,305	39,777	-6.2%	115,796	116,185	-0.3%
Selling, general and administrative	9,311	8,832	5.4%	29,543	25,787	14.6%
Hospitality performance metrics:
Occupancy	69.6%	73.3%	-5.0%	73.1%	72.6%	0.7%
ADR	$149.39	$153.12	-2.4%	$153.65	$150.51	2.1%
RevPAR	$104.01	$112.17	-7.3%	$112.30	$109.21	2.8%
Total RevPAR	$239.31	$273.21	-12.4%	$263.78	$261.76	0.8%

Total revenue, RevPAR and Total RevPAR decreased at Gaylord Opryland in the three months ended September 30, 2012, as compared to the same period in 2011, primarily as a result of decreased occupancy and ADR, primarily due to decreased group business and lower-rated groups, and lower outside-the-room spending that resulted from the decrease in group rooms. Gaylord Opryland also experienced a difficult comparison in the 2012 period, as the 2011 period represented a record performance at the property.

Total revenue, RevPAR and Total RevPAR increased at Gaylord Opryland in the nine months ended September 30, 2012, as compared to the same period in 2011, primarily as a result of increased occupancy, primarily due to increased group business from associations, and increased ADR, primarily due to an increase in higher-rated association groups primarily in February and March 2012. The increase in Total RevPAR for the nine month 2012 period was also impacted by higher collection of attrition and cancellation fees.

Operating costs decreased at Gaylord Opryland in the three months ended September 30, 2012 as compared to the same period in 2011, primarily due to lower variable costs associated with the decrease in occupancy. Operating costs remained stable in the nine months ended September 30, 2012 as compared to the same period in 2011. Selling, general and administrative expenses increased during the three months and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily due to increased sales and marketing expenses and increased employee benefit costs.

Gaylord Palms Results. The results of Gaylord Palms for the three months and nine months ended September 30, 2012 and 2011 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2012	2011	% Change	2012	2011	% Change

Total revenues	$35,322	$26,704	32.3%	$131,207	$109,943	19.3%
Operating expense data:
Operating costs	20,944	18,840	11.2%	68,876	63,689	8.1%
Selling, general and administrative	7,755	6,965	11.3%	24,646	22,846	7.9%
Hospitality performance metrics:
Occupancy (1)	74.0%	66.2%	11.8%	80.9%	72.8%	11.1%
ADR	$144.37	$131.43	9.8%	$165.35	$155.55	6.3%
RevPAR (1)	$106.83	$87.02	22.8%	$133.77	$113.26	18.1%
Total RevPAR (1)	$281.01	$217.09	29.4%	$350.41	$291.24	20.3%

(1)	Excludes 4,003 and 10,811 room nights for the three months and nine months ended September 30, 2012, respectively, and 6,343 room nights during the three months and nine months ended September 30, 2011, that were taken out of service as a result of a rooms renovation program at Gaylord Palms.

Gaylord Palms revenue, RevPAR and Total RevPAR increased in the three months and nine months ended September 30, 2012, as compared to the same periods in 2011, as a result of an increase in occupancy driven by an increase in corporate groups and an increase in ADR due to a shift to corporate groups from associations and other lower-rated groups. In addition, that shift resulted in an increase in outside-the-room spending, including banquets, with contribution from the new sports bar, which opened on February 2, 2012, increasing revenue and Total RevPAR for the periods.

Operating costs increased at Gaylord Palms in the three months and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily as a result of higher variable costs associated with the increase in occupancy and outside-the-room spending. Selling, general and administrative expenses increased during the three months and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily as a result of an increase in sales and marketing expenses.

Gaylord Texan Results. The results of Gaylord Texan for the three months and nine months ended September 30, 2012 and 2011 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2012	2011	% Change	2012	2011	% Change

Total revenues	$46,653	$47,585	-2.0%	$139,405	$143,635	-2.9%
Operating expense data:
Operating costs	26,435	26,343	0.3%	77,228	77,692	-0.6%
Selling, general and administrative	6,145	5,975	2.8%	19,058	18,312	4.1%
Hospitality performance metrics:
Occupancy	79.0%	79.9%	-1.1%	73.5%	76.2%	-3.5%
ADR	$166.84	$167.51	-0.4%	$171.61	$176.16	-2.6%
RevPAR	$131.82	$133.82	-1.5%	$126.06	$134.19	-6.1%
Total RevPAR	$335.60	$342.55	-2.0%	$335.82	$348.28	-3.6%

The decrease in Gaylord Texan revenue, RevPAR and Total RevPAR in the three months and nine months ended September 30, 2012, as compared to the same periods in 2011, was primarily due to lower occupancy and lower ADR during the 2012 periods, driven by a decrease in levels of association business. The three month 2012 period was impacted by a difficult comparison to the three month 2011 period, which represented a record performance at the property. The nine month 2012 period was impacted by the same period in 2011 including higher-rated business due to the impact of the 2011 Super Bowl being held in metropolitan Dallas in February 2011.

Operating costs at Gaylord Texan remained stable in the three months and nine months ended September 30, 2012, as compared to the same periods in 2011. Selling, general and administrative expenses increased marginally during the three months and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily due to an increase in sales and marketing expenses.

Gaylord National Results. The results of Gaylord National for the three months and nine months ended September 30, 2012 and 2011 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2012	2011	% Change	2012	2011	% Change

Total revenues	$60,006	$57,879	3.7%	$180,457	$170,147	6.1%
Operating expense data:
Operating costs	36,299	36,735	-1.2%	106,914	106,581	0.3%
Selling, general and administrative	7,770	7,852	-1.0%	23,871	23,475	1.7%
Hospitality performance metrics:
Occupancy	69.9%	75.9%	-7.9%	71.3%	69.4%	2.7%
ADR	$196.14	$184.78	6.1%	$198.03	$194.37	1.9%
RevPAR	$137.07	$140.25	-2.3%	$141.16	$134.85	4.7%
Total RevPAR	$326.78	$315.19	3.7%	$329.96	$312.25	5.7%

Gaylord National revenue and Total RevPAR increased in the three months and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily as a result of increased ADR and increased outside-the-room spending during the 2012 periods, driven by an increase in higher rated corporate groups and banquets. Revenue and Total RevPAR increases during the nine months ended September 30, 2012 were partially offset by lower collection of attrition and cancellation fees.

Operating costs at Gaylord National were relatively stable in the three months and nine months ended September 30, 2012, as compared to the same periods in 2011, as increased variable costs associated with the increase in revenue and outside-the-room spending at the hotel was offset by margin management initiatives at the property level, including favorable food costs. Selling, general and administrative expenses were also relatively stable during the three months and nine months ended September 30, 2012, as compared to the same periods in 2011.

Opry and Attractions Segment

Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2012	2011	% Change	2012	2011	% Change

Total revenues	$20,166	$18,108	11.4%	$53,154	$48,044	10.6%
Operating expense data:
Operating costs	10,333	9,714	6.4%	27,863	26,543	5.0%
Selling, general and administrative	3,884	3,600	7.9%	11,186	10,812	3.5%
Depreciation and amortization	1,262	1,296	-2.6%	3,825	3,968	-3.6%

Operating income	$4,687	$3,498	34.0%	$10,280	$6,721	53.0%

The increase in revenues in the Opry and Attractions segment for the three months and nine months ended September 30, 2012, as compared to the same periods in 2011, was primarily due to an increase at the Grand Ole Opry, driven by increased attendance and additional shows.

Opry and Attractions operating costs increased during the three months and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily as a result of the increased variable costs associated with the increase in revenues. Selling, general and administrative costs increased marginally in the three months and nine months ended September 30, 2012, as compared to the same periods in 2011, due to an increase in marketing expenses.

Opry and Attractions depreciation expense decreased slightly in the three months and nine months ended September 30, 2012, as compared to the same periods in 2011.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2012	2011	% Change	2012	2011	% Change

Total revenues	$22	$32	-31.3%	$83	$94	-11.7%
Operating expense data:
Operating costs	2,080	2,966	-29.9%	8,145	8,646	-5.8%
Selling, general and administrative	9,137	8,974	1.8%	29,337	26,221	11.9%
Depreciation and amortization	3,344	2,683	24.6%	8,587	7,773	10.5%

Operating loss	$(14,539)	$(14,591)	0.4%	$(45,986)	$(42,546)	-8.1%

Corporate and Other segment revenue consists of rental income and corporate sponsorships.

Corporate and Other operating costs, which consist primarily of costs associated with information technology, decreased in the three months and nine months ended September 30, 2012, as compared to the same periods in 2011, due primarily to lower employment costs.

Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in the three months and nine months ended September 30, 2012, as compared to same periods in 2011, due primarily to increased consulting costs, higher pension costs and increased director fees.

Corporate and Other depreciation and amortization expense increased in the three months and nine months ended September 30, 2012 as compared with the same periods in 2011, primarily due to a decrease in the estimated useful lives of certain assets that will be disposed of at various points after our expected conversion to a REIT.

Operating Results – REIT Conversion Costs

We have segregated all costs related to the REIT conversion, including the Merger and the Marriott sale transaction, from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statement of operations. Further, certain of these costs were incurred in prior periods of 2012 and have been reclassified as REIT conversion costs. During the three months and nine months ended September 30, 2012, we have incurred $51.4 million and $57.8 million, respectively, of various costs associated with these transactions. These costs during the three months ended September 30, 2012 include impairment charges ($21.3 million), professional fees ($14.0 million), employment and severance costs ($10.3 million), underwriting costs ($2.8 million), and various other transition costs ($3.0 million). These costs during the nine months ended September 30, 2012 include impairment charges ($21.3 million), professional fees ($20.1 million), employment and severance costs ($10.3 million), underwriting costs ($2.8 million), and various other transition costs ($3.3 million).

In addition, upon completion of the REIT conversion, we will no longer view independent, large-scale development of resort and convention hotels as a means of our growth. As a result of our decision to convert to a REIT, in connection with the preparation of our quarterly financial statements, we evaluated our plans and previously capitalized costs associated with potential new developments and expansions of our existing properties. As detailed above, in connection with the preparation of the financial statements included in this report, we recorded an impairment charge of $14.0 million during the three months and nine months ended September 30, 2012 to write off previously capitalized costs associated with a potential future expansion of Gaylord Opryland and our previous development project in Mesa, Arizona as a result of our decision to abandon these projects. In addition, we will not proceed with our previously announced Aurora, Colorado development project in the form previously anticipated. We will reexamine how the Aurora project can be completed with minimal financial commitment, although it may not identify such opportunity. We also abandoned certain other projects associated with our existing assets and in connection with the preparation of the financial statements included in this report, recorded an additional impairment charge of $7.3 million during the three months and nine months ended September 30, 2012 to write off previously capitalized costs primarily associated with information technology projects.

Operating Results – Casualty Loss

As a result of the Nashville flood (which occurred during May 2010 and is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2011), the Company recognized approximately $0.2 million and $0.7 million, respectively, of casualty loss expense during the three months and nine months ended September 30, 2012, which primarily represents non-capitalized repairs of equipment within our Opry and Attractions segment.

Operating Results – Preopening Costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for the nine months ended September 30, 2012 primarily relate to our new sports bar entertainment facility at Gaylord Palms which opened in February 2012.

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the three months and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Interest expense, net of amounts capitalized	$(15,136)	$(18,075)	16.3%	$(43,949)	$(60,261)	27.1%
Interest income	3,081	3,199	-3.7%	9,256	9,688	-4.5%
Income from unconsolidated companies	—	761	-100.0%	109	1,086	-90.0%
Other gains and (losses), net	2,251	(444)	607.0%	2,251	(494)	555.7%
(Provision) benefit for income taxes	16,581	(937)	1869.6%	798	(4,769)	116.7%
Income (loss) from discontinued operations, net of taxes	(2)	53	-103.8%	—	61	-100.0%

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, decreased $2.9 million to $15.1 million during the three months ended September 30, 2012, as compared to the same period in 2011, and decreased $16.3 million to $43.9 million (net of capitalized interest of $0.5 million) during the nine months ended September 30, 2012, as compared to the same period in 2011, due primarily to a decrease in interest expense associated with our refinanced credit facility due to lower interest rates, as well as the 2011 periods including the write-off of $1.7 million in deferred financing costs associated with our previous $1.0 billion credit facility.

Cash interest expense decreased $1.6 million to $10.5 million in the three months ended September 30, 2012, and decreased $15.0 million to $30.5 million in the nine months ended September 30, 2012, as compared to the same periods in 2011. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, decreased $1.4 million to $4.7 million in the three months ended September 30, 2012, and decreased $1.3 million to $13.4 million in the nine months ended September 30, 2012, as compared to the same periods in 2011.

Our weighted average interest rate on our borrowings was 5.2% and 5.7% for the three months and 5.3% and 6.6% for the nine months ended September 30, 2012 and 2011, respectively.

Interest Income

Interest income for the three months and nine months ended September 30, 2012 and 2011 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

Income from Unconsolidated Companies

We account for our previous minority investments under the equity method of accounting. Income from unconsolidated companies for the three months and nine months ended September 30, 2012 and 2011 consisted of income from these investments.

Other Gains and (Losses)

Other gains and (losses), net for the three months and nine months ended September 30, 2012 consists of $2.3 million from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses. Other gains and (losses), net for the three months and nine months ended September 30, 2011 primarily consisted of miscellaneous income and expense related to retirements of fixed assets.

(Provision) Benefit for Income Taxes

The effective tax rate as applied to pretax income (loss) from continuing operations differed from the statutory federal rate due to the following (in percentage points):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
U.S. Federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	9	(155)	10	16
Permanent items	3	—	(14)	—
Federal tax credits	(1)	9	4	(5)
Federal valuation allowance	3	(13)	9	2
Nondeductible transaction costs	(11)	—	(36)	—
Unrecognized tax benefits	—	(6)	(2)	1

Effective tax rate	38%	(130)%	6%	49%

The change in our effective tax rate for the three months ended September 30, 2012 as compared to the same period in 2011 was due primarily to changes in federal and state valuation allowances during each period, as well as the effect of the change in the estimated annual effective rate as applied to prior quarters’ income during the 2011 period, partially offset by the effect of permanent tax adjustments related to nondeductible transaction costs associated with the Marriott sale transaction in the 2012 period.

The decrease in our effective tax rate for the nine months ended September 30, 2012 as compared to the same period in 2011 was due primarily to increases in permanent tax adjustments related to nondeductible transaction costs associated with the Marriott sale transaction and compensation adjustments, partially offset by changes in the Company’s federal and state valuation allowance.

Under Financial Accounting Standards Board Accounting Standards Codification 740-270, “Income Taxes – Interim Reporting,” each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluation of possible future events and transactions and may be subject to subsequent refinement or revision. For the nine months ended September 30, 2011, we used the annual effective tax rate based on estimated ordinary income for the year ended December 31, 2011. However, for the nine months ended September 30, 2012, we determined that our ordinary income for the year ending December 31, 2012 cannot be reliably estimated because the expected amount of income from operations, combined with significant permanent differences (i.e. nondeductible transaction costs), are such that a minor change in estimated ordinary income for 2012 could result in a material change in the estimated annual effective tax rate. As a result, we have determined that the actual effective tax rate for the nine months ending September 30, 2012 is the best estimate of the annual effective rate.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the nine months ended September 30, 2012, our net cash flows provided by operating activities – continuing operations were $129.3 million, reflecting primarily cash provided by our income from continuing operations before non-cash depreciation expense, amortization expense, impairment and other charges, income tax benefit, stock-based compensation expense and income from unconsolidated companies of approximately $120.4 million and favorable changes in working capital of approximately $8.9 million. The favorable changes in working capital primarily resulted from an increase in deferred revenues due to increased receipts of deposits on advanced bookings of hotel rooms at Gaylord National, Gaylord Texan and Gaylord Opryland, an increase in accounts payable due to timing differences and an increase in accrued interest payable related to accrued interest on our 3.75% convertible notes and our 6.75% senior notes, partially offset by an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Resort Hotel Properties.

During the nine months ended September 30, 2011, our net cash flows provided by operating activities – continuing operations were $82.9 million, reflecting primarily cash provided by our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, write-off of deferred financing costs, income from unconsolidated companies, and losses on the disposals of certain fixed assets of approximately $119.7 million, partially offset by unfavorable changes in working capital of approximately $36.8 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses, primarily related to the payment of accrued compensation and accrued expenses associated with our hotel holiday programs, an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at Gaylord Opryland, Gaylord National and Gaylord Texan, and an increase in prepaid expenses, primarily associated with our hotel holiday programs, partially offset by an increase in deferred revenues due to increased receipts of deposits on advanced bookings of hotel rooms at Gaylord National and Gaylord Opryland and increased advanced ticket sales within our Opry and Attractions segment.

Cash Flows From Investing Activities. During the nine months ended September 30, 2012, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $78.2 million, partially offset by the receipt of $4.5 million in principal payments on the bonds that were received in connection with the development of Gaylord National. Our capital expenditures during the nine months ended September 30, 2012 consisted primarily of the completion of the renovation of the guestrooms, a new sports bar entertainment facility and new resort pools at Gaylord Palms, the completion of the enhancement to our flood protection system at Gaylord Opryland, and ongoing maintenance capital expenditures for our existing properties.

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

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the nine months ended September 30, 2012, our net cash flows used in financing activities were approximately $76.6 million, primarily reflecting the payment of $185.4 million to repurchase 5.0 million shares of our common stock for retirement, partially offset by $65.0 million in net borrowings under our credit facility, $32.7 million in proceeds from the issuance of approximately 0.9 million shares of our common stock, and $12.0 million in proceeds from the exercise of stock option and purchase plans.

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

Working Capital

As of September 30, 2012 we had total current assets of $139.5 million and total current liabilities of $296.0 million, which resulted in a working capital deficit of $156.5 million. A significant portion of our current liabilities consist of deferred revenues ($62.7 million at September 30, 2012), which primarily represent deposits received on advance bookings of hotel rooms. While satisfaction of these deferred revenue liabilities will require the use of hotel resources and services, it does not require future cash payments by us. In addition, as further described below, our 3.75% convertible notes are currently convertible through December 31, 2012. Based on our borrowing capacity under our $925 million credit facility at September 30, 2012, $98.8 million of these convertible notes has been classified as short-term debt in the accompanying condensed consolidated balance sheet. At this time, we have not processed any of the Convertible Notes for conversion. As a result, we believe our current assets, cash flows from operating activities and availability under our credit facility will be sufficient to repay our current liabilities as they become due.

Liquidity

As of September 30, 2012, we had $24.2 million in unrestricted cash and $252.0 million available for borrowing under our $925 million credit facility, which we refinanced in July 2011 and matures in 2015. During the nine months ended September 30, 2012, we borrowed $65.0 million in additional principal under our $925 million credit facility and received approximately $32.7 million in proceeds from a secondary equity offering. These inflows, as well as the cash flows from operating activities discussed above, were offset by the payment of $185.4 million to repurchase 5.0 million shares of our common stock, which was the primary factor in the decrease in our cash balance from December 31, 2011 to September 30, 2012.

As described above, on October 1, 2012, we received $210 million in cash upon the closing of the Marriott sale transaction. In connection with the Marriott sale transaction and the REIT conversion, we anticipate that (i) we will incur federal income taxes associated with the receipt of the purchase price and other transactions related to the REIT conversion, net of remaining net operating losses, of approximately $10 million to $20 million, (ii) we will incur one-time costs related to the REIT conversion, including conversion, transaction, severance, and retention costs, but excluding non-cash impairment costs, currently estimated to be $73 million (of which approximately $37 million have already been incurred), and (iii) we will be required to pay the estimated $61.9 million cash portion of the special E&P distribution. In addition, if we do not apply the net proceeds of the Marriott sale transaction in a manner compliant with the asset sale provisions of the indenture for our 6.75% senior notes, we may be required to tender for some of our outstanding 6.75% senior notes within 360 days of the consummation of the Marriott sale transaction. We anticipate that we may not use the net proceeds of the Marriott sale transaction in such a manner, and therefore, we may be required to tender for the purchase of our outstanding 6.75% senior notes in an amount equal to the net proceeds of the Marriott sale transaction within 360 days of its consummation. As of September 30, 2012, $152.2 million in aggregate principal amount of the 6.75% senior notes was outstanding. If we are unable to refinance the 6.75% senior notes in the debt capital markets, we would likely wait until on or after November 15, 2012, at which time notes are redeemable at par, and redeem the 6.75%

senior notes using operational cash flow or borrowings under our revolving credit line. Given the Company’s operating performance and ample availability under our revolving credit line, we do not believe tendering for some or redeeming all of the 6.75% senior notes would negatively impact our long-term liquidity.

As described above, we anticipate investing in our operations during the remainder of 2012 through ongoing maintenance capital expenditures for our existing properties of approximately $25 million. We also expect to spend approximately $2 million to complete the final portion of the flood levee for the Grand Ole Opry House. In 2013, we anticipate between $50 million and $55 million in capital expenditures, which include $30 million in ongoing maintenance capital, $11 million to $13 million to renovate half of the rooms at the Gaylord Texan (the remaining to be completed in 2014), $3 million to $4 million to renovate the suites at the Gaylord Palms and $6 million to $8 million in other projects. An additional project being discussed, but not yet approved, is a potential expansion of the resort pool complex at Gaylord Texan.

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

Principal Debt Agreements

$925 Million Credit Facility. On October 1, 2012, in connection with the Merger, we entered into a Second Amendment to Third Amended and Restated Credit Agreement (the “Amendment”) by and among the Company, as parent guarantor, RHP Hotel Properties, LP (a wholly-owned subsidiary of the Company), as borrower, certain subsidiaries of the Company party thereto, as guarantors, Bank of America, N.A, as administrative agent and the other lenders party thereto, which amends the Third Amended and Restated Credit Agreement dated as of August 1, 2011, among the Company, as borrower, certain subsidiaries of the Company party thereto, as guarantors, Bank of America, N.A., as administrative agent and the other lenders party thereto (the “$925 million credit facility”). Under the Amendment, the required lenders have agreed that the REIT conversion, including, but not limited to, the Merger and the Marriott sale transaction, will not constitute a default under the $925 million credit facility. The Amendment, among other things, (i) permits dividends to the extent permitted by the indenture for our 6.75% senior notes, and, if such indenture is terminated, to the extent necessary for us to maintain REIT status, (ii) allows our subsidiaries to lease our hotel properties, and (iii) updates the facility generally to permit us to restructure and operate our business as a REIT.

The required lenders have also agreed that the Company’s subsidiary RHP Hotel Properties, LP (the “Borrower”) will be the sole borrower under the $925 million credit facility and that the Company will be a guarantor under the $925 million credit facility, along with certain other subsidiaries of the Company, as guarantors. We refinanced our previous $1.0 billion credit facility by entering into the $925 million credit facility on August 1, 2011. The $925 million credit facility consists of the following components: (a) a $525.0 million senior secured revolving credit facility, of which $200.0 million was drawn at closing, and includes a $75.0 million letter of credit sublimit and a $50.0 million sublimit for swingline loans, and (b) a $400.0 million senior secured term loan facility, which was fully funded at closing. The $925 million credit facility also includes an accordion feature that will allow us to increase the facility by a total of up to $475.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The $925 million credit facility matures on August 1, 2015 and bears interest at an annual rate of LIBOR plus an adjustable margin based on our implied debt service coverage ratio, as defined in the agreement (the “Applicable Margin”), or the bank’s base rate plus the Applicable Margin. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR-based loans. Principal is payable in full at maturity. We are required to pay a fee of 0.3% to 0.4% per year of the average unused portion of the $525 million revolver. The purpose of the $925 million credit facility is for working capital, capital expenditures, and other corporate purposes.

The $925 million credit facility is guaranteed by the Company, each of the four wholly-owned subsidiaries that own the Resort Hotel Properties, and certain other subsidiaries of the Company. The $925 million credit facility is secured by (i) a first mortgage and lien on the real property of our Resort Hotel Properties, (ii) pledges of equity interests in the subsidiaries of the Company that own the Resort Hotel Properties, (iii) pledges of equity interests in the Borrower, the guarantors (other than the Company), and certain other subsidiaries of the Company, and (iv) the personal property of the Borrower, the Company and the other guarantors. Advances are subject to a 55% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property is sold).

In addition, the $925 million credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the $925 million credit facility are as follows:

•	We must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter of not more than .65 to 1.0.

•

We must maintain a consolidated tangible net worth of not less than $850.0 million plus 75% of the proceeds received by us or any of our subsidiaries in connection with any equity issuance, less such amounts paid in connection with the repurchase of common stock from TRT Holdings during August 2012.

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

As of September 30, 2012, $665.0 million of borrowings were outstanding under the $925 million credit facility, and the lending banks had issued $8.0 million of letters of credit under the facility, which left $252.0 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our 6.75% senior notes due 2014).

3.75% Convertible Senior Notes. In 2009, we issued $360.0 million of 3.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1. The Convertible Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of our common stock, at an initial conversion rate of 36.6972 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $27.25 per share. As a result of the Special E&P Distribution, pursuant to anti-dilution provisions included in the indenture under which the Convertible Notes were issued, the conversion rate of the Convertible Notes will be adjusted to 44.4492 shares of common stock per $1,000 principal amount of the Convertible Notes on November 8, 2012, which is equivalent to a conversion price of $22.50 per share. We may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. We intend to settle the face value of the Convertible Notes in cash. In addition, in accordance with customary anti-dilution provisions, the strike price of the call options we purchased will be adjusted to $22.50 per share of our common stock, which will enable us to purchase approximately 16.0 million shares of our common stock. Further, the exercise price of the common stock purchase warrants we sold will be adjusted in a similar manner.

The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. Based on our stock price during the three months ended September 30, 2012, the first condition permitting conversion of the Convertible Notes was satisfied and, thus, the Convertible Notes are currently convertible through December 31, 2012. At this time, we have not processed any of the Convertible Notes for conversion. Based on our borrowing capacity under the $925 million credit facility, $230.6 million of the Convertible Notes has been classified as long-term debt in the accompanying condensed consolidated balance sheet as of September 30, 2012. Based on the Company’s September 28, 2012 closing stock price of $39.53, the “if-converted value” of the Convertible Notes exceeds the face amount by $162.2 million; however, after giving effect to the exercise of the call options and warrants associated with the Convertible Notes as described in our Form 10-K for the year ended December 31, 2011, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $90.2 million or a 2.3 million net share issuance, or a combination of cash and stock, at our option. Based on our cash on hand and our availability under the $925 million credit facility as of September 30, 2012, we do not expect any liquidity issues should the Convertible Notes be converted.

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

The Convertible Notes are guaranteed on a senior unsecured basis by generally most of our significant active domestic subsidiaries. Each guarantee will rank equally in right of payment with such subsidiary guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such subsidiary guarantor. The Convertible Notes will be effectively subordinated to any secured indebtedness and effectively subordinated to all indebtedness and other obligations of our subsidiaries that do not guarantee the Convertible Notes.

Upon a Fundamental Change (as defined in the indenture for our Convertible Notes), holders may require us to repurchase all or a portion of their Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, thereon to (but excluding) the Fundamental Change Repurchase Date (as defined in the indenture for our Convertible Notes). The Convertible Notes are not redeemable at our option prior to maturity. We do not believe the REIT conversion will result in a Fundamental Change.

6.75% Senior Notes. In 2004, we completed our offering of $225 million in aggregate principal amount of senior notes bearing an interest rate of 6.75% (the “Senior Notes”). The Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year. The Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The Senior Notes are guaranteed on a senior unsecured basis by generally most of our significant active domestic subsidiaries. In addition, the Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness (including additional indebtedness under the term loan portion of our $925 million credit facility), investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The Senior Notes are cross-defaulted to our other indebtedness.

The Marriott sale transaction constituted an asset sale under the terms of the indenture for the Senior Notes. As a result, the net proceeds we received from the Marriott sale transaction must be applied within 360 days of our receipt of such proceeds to either (i) repay indebtedness under our $925 million credit facility (and to reduce the amount of the revolving portion of the facility if debt outstanding under such portion is repaid), or (ii) purchase replacement assets or make capital expenditures that are useful to our business. Any amounts of the net proceeds of the Marriott sale transaction that are not used in the manner described above must be used to offer to repurchase outstanding Senior Notes at an offer price of 100% of the principal amount, plus accrued interest. We anticipate that we may not use the net proceeds of the Marriott sale transaction to repay indebtedness, purchase replacement assets, or make capital expenditures, and therefore, we may be required to tender for some of our outstanding Senior Notes within 360 days of the consummation of the Marriott sale transaction.

Additional Debt Limitations. Pursuant to the terms of the management agreement and pooling agreement with Marriott, we are subject to certain debt limitations described below.

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

The pooled limitations on Secured Debt (as defined in the pooling agreement) are as follows:

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

Off-Balance Sheet Arrangements

As described in Note 12 to our condensed consolidated financial statements included herein, we previously invested in two unconsolidated entities that owned hotels located in Hawaii. Our joint venture partner in each of these unconsolidated entities guaranteed, under certain circumstances, certain loans made to wholly-owned subsidiaries of each of these entities, and we agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $8.0 million of letters of credit as of September 30, 2012. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2012, including long-term debt and operating and capital lease commitments (amounts in thousands):

Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)(2)	$1,177,180	$—	$1,177,180	$—	$—
Capital leases	1,835	712	1,123	—	—
Construction commitments	35,848	35,848	—	—	—
Operating leases (3)	643,928	7,703	12,440	9,002	614,783
Other	12,892	5,582	7,310	—	—

Total contractual obligations	$1,871,683	$49,845	$1,198,053	$9,002	$614,783

(1)	Long-term debt commitments do not include approximately $95.4 million in interest payments projected to be due in future years ($40.2 million less than one year and $55.2 million between one and three years) based on the stated interest rates on our fixed-rate debt and the rates in effect at September 30, 2012 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the interest we paid during 2011, 2010 and 2009.
(2)	Total long-term debt commitments due in 1-3 years of $1.2 billion includes $360.0 million of the Convertible Notes, which are currently convertible through December 31, 2012.
(3)	The total operating lease commitments of $643.9 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, stock-based compensation, derivative financial instruments, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no newly identified critical accounting policies in the first nine months of 2012 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under our $925 million credit facility currently bear interest at an annual rate of LIBOR plus 2.25%, subject to adjustment as defined in the credit agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $665.0 million in borrowings outstanding under our $925 million credit facility as of September 30, 2012 would increase by approximately $6.7 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at September 30, 2012. As a result, the interest rate market risk implicit in these investments at September 30, 2012, if any, is low.

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

Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge transactions intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock, as measured under the Convertible Notes, at the time of exercise is greater than the conversion price of the Convertible Notes. In connection with the convertible note hedge transactions, we purchased call options to purchase approximately 13.2 million shares of our common stock, subject to anti-dilution adjustments, at a price per share equal to $27.25, the initial conversion price of the Convertible Notes, from counterparties affiliated with the initial purchasers of the Convertible Notes. Separately we sold warrants to the counterparties to the call options whereby they may purchase approximately 13.2 million shares of our common stock at a price of $32.70 per share. As a result of our purchasing the call options and issuing the warrants, the Convertible Notes will not have a dilutive impact on shares outstanding if the share price of our common stock is below $32.70. For every $1 increase in the share price of our common stock above $32.70, we will be required to deliver, upon the exercise of the warrants, the equivalent of $13.2 million in shares of our common stock (at the relevant share price). In accordance with anti-dilution provisions included in the indenture under which the Convertible Notes were issued and as a result of the Special E&P Distribution, on November 8, 2012 the exercise price of the call options we purchased will be adjusted to $22.50 per share and the exercise price of the common stock purchase warrants we sold should be adjusted in a similar manner. Following these adjustments, the Convertible Notes will not have a dilutive impact on shares outstanding if the share price of our common stock is below the warrant exercise price.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of September 30, 2012, the value of the investments in the pension fund was $70.6 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $7.1  million.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to certain litigation, as described in Note 12 to our condensed consolidated financial statements included herein and which is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

The following risk factors should be considered in addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Related to the REIT Conversion

If we fail to qualify as a REIT or fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income.

We are currently not treated as a REIT for tax purposes. Our board of directors has authorized us to take the steps necessary to elect to be treated as a REIT for tax purposes, effective for the taxable year beginning January 1, 2013. To qualify as a REIT, we plan to hold our non-qualifying REIT assets in one or more TRSs. These non-qualifying REIT assets consist principally of non-real estate assets related to our Hospitality segment and the assets related to our Opry and Attractions segment as historically structured and operated.

If, in any taxable year, we fail to qualify for taxation as a REIT, and are not entitled to relief under the Internal Revenue Code of 1986, as amended (the “Code”):

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

If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate certain assets to pay any additional tax liability. Accordingly, funds available for investment would be reduced.

REIT qualification involves the application of highly technical and complex provisions of the Code to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although we plan to operate in a manner consistent with the REIT qualification rules, we cannot assure you that we will so qualify or remain so qualified.

As a REIT, failure to make required distributions to our stockholders would subject us to federal corporate income tax.

We have not paid a cash distribution on our common stock since 1999. Following the completion of the REIT conversion, we intend to declare regular quarterly distributions commencing with the first quarter of 2013, the amount of which will be determined, and will be subject to adjustment, by our board of directors. To qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income, and may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of nondeductible expenditures.

To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Code.

Covenants specified in our existing and future debt instruments may limit our ability to make required REIT distributions.

Our $925 million senior secured credit facility and the indentures governing our 6.75% senior notes impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities, including restrictions on our ability to make distributions required for us to maintain qualification and taxation as a REIT.

We may be required to borrow funds, sell assets, or issue equity to satisfy our REIT distribution requirements or maintain the asset ownership tests.

To meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds, sell assets or issue equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise short- and long-term debt, to sell assets, or to offer equity securities to fund distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our total leverage. For a discussion of risks related to our substantial level of indebtedness, see “– Risks Related to Our Business and Properties” beginning on page 64.

In addition, if we fail to comply with certain REIT asset ownership tests at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise attractive assets. These actions may reduce our income and amounts available for distribution to our stockholders.

Complying with REIT requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. Thus, compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing. In addition, converting to a REIT may result in investor pressures not to pursue growth opportunities that are not immediately accretive.

Following our election to be taxed as a REIT, we intend to conduct a significant portion of our business activities, including those currently operated within our Opry and Attractions segment, through TRSs. Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other non-qualifying assets. This limitation may affect our ability to make additional investments in our Opry and Attractions segment as historically structured and operated or in other non-REIT qualifying operations or assets. To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may otherwise be invested in future acquisitions, capital expenditures or repayment of debt, and it is possible that we might be required to borrow funds, sell assets or issue equity to fund these distributions, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings.

Our planned use of TRSs may cause us to fail to qualify as a REIT.

The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and certain other non-qualifying assets to exceed 25% of the fair market value of our assets, we would fail to qualify as a REIT.

If our leases of our hotel properties to TRS lessees are not true leases for federal income tax purposes, we may fail to qualify as a REIT.

For the lease payments by our TRS lessees to qualify for purposes of the gross income tests, the lease or sublease must be considered a true lease for federal income tax purposes and must not be treated as a service contract, joint venture, or some other type of arrangement. We intend to structure our leases and subleases of our hotel properties to our TRS lessees so that the leases will be considered true leases for federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization.

If any of our third-party hotel managers fails to qualify as an “eligible independent contractor,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

Rent paid by a lessee or sublessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We lease or sublease our Resort Hotel Properties to TRS lessees, and such TRS lessees have engaged Marriott as a third-party hotel manager. Prior to the completion of the REIT conversion, we will lease the Radisson Hotel at Opryland to a TRS lessee, and such TRS lessee will engage a third-party hotel manager. We believe Marriott and any other third-party hotel manager that our TRS lessees may engage in the future will qualify as “eligible independent contractors” for federal income tax purposes. Among other requirements, to qualify as an “eligible independent contractor,” the third-party hotel manager must not own, directly or through its stockholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the third-party hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by the third-party hotel manager and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a third-party hotel manager to qualify as an “eligible independent contractor,” such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS lessee. We believe that Marriott operates “qualified lodging facilities” for certain persons who will not be related to us or our TRSs, and Marriott will agree in its hotel management agreements that it, or its affiliates, are eligible independent contractors and will maintain such status. However, no assurances can be provided that Marriott or any other hotel managers that we may engage in the future will in fact comply with this requirement. Failure to comply with this requirement would require us to find other third-party hotel managers for future contracts, and, if we hired a third-party hotel manager without knowledge of the failure, it could jeopardize our status as a REIT.

Finally, each property with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. We believe that our hotel properties will be “qualified lodging facilities.” Although we intend to monitor future acquisitions and improvements of properties, REIT provisions of the Code provide only limited guidance for making determinations under the requirements for “qualified lodging facilities,” and there can be no assurance that these requirements will be satisfied.

Our cash distributions are not guaranteed and may fluctuate.

A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders. Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments and plans for future acquisitions and divestitures. Consequently, our distribution levels may fluctuate.

There are uncertainties relating to the estimate of our Special E&P Distribution.

To qualify for taxation as a REIT effective January 1, 2013, we will be required to make the Special E&P Distribution. Failure to make the Special E&P Distribution before December 31, 2013 could result in our disqualification for taxation as a REIT. The timing and amount to be distributed to our stockholders in the Special E&P Distribution is a complex factual and legal determination. We may have less than complete information at the time we estimate our earnings and profits or may interpret the applicable law differently from the IRS. We currently believe and intend that our Special E&P Distribution will satisfy the requirements relating to the distribution of our pre-REIT accumulated earnings and profits. There are, however, substantial uncertainties relating to the computation of our Special E&P Distribution, including the possibility that the IRS could, in auditing tax years through 2012, successfully assert that our taxable income should be increased, which could increase our pre-REIT accumulated earnings and profits. Thus, we may fail to satisfy the requirement that we distribute all of our pre-REIT accumulated earnings and profits by the close of our first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of our pre-REIT accumulated earnings and profits, we cannot now determine whether we will be able to take advantage of them or the economic impact to us of doing so.

Even if we qualify as a REIT, certain of our business activities will be subject to corporate level income tax, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, and local taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income, and state or local income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT.

Our business related to the non-real estate assets of our Hospitality segment and the assets of our Opry and Attractions segment will be conducted through one or more wholly-owned TRSs because these activities could generate non-qualifying REIT income as historically structured and operated. Those TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our available cash.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on all or a portion of the gain recognized from a sale of assets occurring within a specified period (generally, ten years) after the REIT conversion is completed, to the extent of the built-in gain based on the fair market value of those assets on the effective date of the REIT election in excess of our then tax basis. If we elect REIT status for the taxable year beginning January 1, 2013, that tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of January 1, 2013. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

In addition, the IRS and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for taxable years prior to the time we qualified as a REIT, in which case we will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in pre-REIT accumulated earnings and profits, which could either increase the taxable portion of the Special E&P Distribution to our stockholders or cause us to pay an additional taxable distribution to our stockholders after the relevant determination.

Complying with REIT requirements may limit our ability to hedge effectively and increase the cost of our hedging, and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge liabilities. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets and income from certain currency hedging transactions related to any non-U.S. operations do not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on income or gains resulting from hedges entered into by them or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, net operating losses in any of our TRSs generally will not provide any tax benefit, except for use against current or future taxable income in the TRSs.

The current market price of our common stock may not be indicative of the market price of our common stock following the completion of the REIT conversion and the Special E&P Distribution.

The current market price of our common stock may not be indicative of how the market will value our common stock following the completion of the REIT conversion because of the effect of the distribution of cash and shares of our common stock in connection with the Special E&P Distribution, the change in our organization from a taxable C corporation to a REIT and the change in our distribution policy. Our common stock price does not necessarily take into account these effects, and the market price after the completion of the REIT conversion and the Special E&P Distribution could be lower than the current price. Furthermore, one of the factors that may influence the market price of our common stock will be the yield from distributions on our common stock compared to yields on other financial instruments. If, for example, an increase in market interest rates results in higher yields on other financial instruments, the market price of our common stock could be adversely affected. The market price of our common stock will also be affected by general market conditions (as the price of our common stock currently is) and will be potentially affected by the economic and market perception of REIT securities.

We have no experience operating as a REIT, which may adversely affect our financial condition, results of operations, the market price of our common stock and our ability to satisfy debt service obligations and make distributions to our stockholders.

Our senior management team has no experience operating a REIT. We cannot assure you that our past experience will be sufficient to operate our company successfully as a REIT. Failure to maintain REIT status could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to satisfy debt service obligations and make distributions to our stockholders.

Legislative or other actions affecting REITs could have a negative effect on us or our stockholders.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the United States Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative interpretations applicable to us may be changed. Accordingly, we cannot assure you that any such change will not significantly affect our ability to qualify for taxation as a REIT or the federal income tax consequences to us of such qualification.

The total cash payable to stockholders in the Special E&P Distribution is expected to be limited to 20% of the total value of the Special E&P Distribution and a stockholder’s receipt of cash is dependent on the election of others.

We expect to limit the total amount of cash payable in the Special E&P Distribution to a maximum of 20% of the total value of the Special E&P Distribution. The balance of the Special E&P Distribution will be in the form of shares of our common stock. If the total amount of cash elected by our stockholders exceeds 20% of the total value of the Special E&P Distribution, then, in general, the available cash will be prorated among those stockholders that elect to receive cash. Therefore, a stockholder may not receive exactly the dividend that the stockholder elects and may receive a pro rata amount of the available cash and shares of our common stock.

The ability of our board of directors to revoke our REIT qualification, without stockholder approval, may cause adverse consequences to our stockholders.

Our Charter provides that the board of directors may revoke or otherwise terminate the REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a tax deduction with respect to distributions to our stockholders in computing our taxable income, and we will be subject to federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our total return to our stockholders.

Risks Related to Our Business and Properties

If our third-party hotel managers do not manage our hotel properties successfully, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders may be negatively impacted.

Due to federal income tax laws that restrict REITs from operating and managing hotels, we will not operate or manage any of our hotel properties after completing the REIT conversion. We will lease or sublease our hotel properties to TRSs, and such TRS lessees will engage third-party hotel managers pursuant to hotel management agreements. Effective October 1, 2012 Marriott manages our Resort Hotel Properties and we anticipate Marriott will manage the Radisson Hotel at Opryland effective December 1, 2012, and we will identify third-party hotel managers to operate and manage any hotels that we acquire in the future. Our third-party hotel managers will be responsible for the day-to-day management of our hotel properties, including, but not limited to, implementing significant operating decisions, setting rates for rooms and meeting space, controlling revenue and expenditures, collecting accounts receivable, and recruiting, employing and supervising employees at our hotel properties. We will not have the authority to require our third-party hotel managers to operate our hotel properties in a particular manner, although we will have consent and approval rights for certain matters under our hotel management agreements with Marriott, subject to the limitations described therein. As a result, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders will largely be dependent on the ability of our third-party hotel managers to operate our hotel properties successfully. Any failure by our third-party hotel managers to provide quality services and amenities or maintain a quality brand name and reputation could have a negative impact on their ability to operate and manage our hotel properties successfully and could negatively impact our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

We cannot assure you that our third-party hotel managers will operate and manage our hotel properties in a manner that is consistent with their obligations under the hotel management agreements, that our third-party hotel managers will not be negligent in their performance or engage in other criminal or fraudulent activity, or that they will not otherwise default on their management obligations to us.

Even if we believe our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, and ADR, we will have limited ability to require our third-party hotel managers to change their method of operation of our hotel properties. We generally will attempt to resolve issues with third-party hotel managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution or arbitration. We would be able to seek redress only if a third-party hotel manager violates the terms of the applicable hotel management agreement, and then only to the extent of the remedies provided for under the terms of the hotel management agreement. Additionally, in the event we need to replace any of our third-party hotel managers, we may experience significant business disruptions at the affected hotel properties, and may be liable, under certain circumstances, for significant damages and/or be required to make certain payments to our third-party managers.

The operation and management of our Resort Hotel Properties from which we derive substantially all our Hospitality segment revenue will be concentrated in Marriott.

Our Resort Hotel Properties from which we derive substantially all our Hospitality segment revenue, are operated and managed by Marriott. As a result, our operational risk will be concentrated in one third-party hotel manager, which makes us more vulnerable economically to any weakness of Marriott than if we entered into hotel management agreements with several third-party hotel managers. We cannot assure you that Marriott will satisfy its obligations to us or successfully operate and manage our Resort Hotel Properties. Any adverse developments in Marriott’s business and affairs, financial strength or ability to operate and manage our Resort Hotel Properties successfully could materially reduce our revenues and net income, which could in turn reduce the amount of distributions to our stockholders.

Restrictive covenants and other provisions in our hotel management agreements with third-party hotel managers could limit our ability to sell or lease our hotel properties or refinance our existing debt.

Our hotel management agreements with Marriott contain, and we anticipate that hotel management agreements with our future third-party hotel managers will contain, restrictive covenants that limit our flexibility to sell or lease our hotel properties. For example, we may not sell or lease our Resort Hotel Properties to a competitor of Marriott, and any purchaser or lessee must have, in Marriott's judgment, sufficient financial resources and liquidity to fulfill our obligations under the hotel management agreements. Such restrictions on our ability to sell or lease our hotel properties could negatively affect the marketability of our hotel properties and restrict our ability to refinance our existing debt secured by our Resort Hotel Properties.

Our third-party hotel managers may own or operate hotels that compete with our hotel properties.

Our third-party hotel managers may own or operate hotels that compete with our existing hotel properties and any hotel properties that we acquire, which may result in a conflict of interest. For example, Marriott and its affiliates own, have invested in, operate, and have provided credit support or operating guarantees to hotels that compete with our hotel properties, including the Marriott Orlando World Center, which competes with Gaylord Palms. As a result, our third-party hotel managers may make decisions regarding competing hotel properties that are not or would not be in our best interest. In addition, such third-party hotel managers’ operation of other hotels may divert attention away from the operation and management of our hotel properties.

Our concentration in the hospitality industry, and in particular the group-oriented meetings sector of the hospitality industry, exposes us to certain risks outside of our and Marriott’s control.

Our primary business is hotel-related, and our Resort Hotel Properties from which we derive substantially all our Hospitality segment revenue are concentrated in the group-oriented meetings sector of the hospitality industry. Therefore, a downturn in the lodging industry, in general, and the group-oriented meetings sector, in particular, would have a material adverse effect on our financial condition, results of operations, the market price of our common stock and our ability to service debt and make distributions to our stockholders.

The ability of Marriott to successfully operate and manage our Resort Hotel Properties and convention business is subject to factors beyond our and their control, which could reduce the revenue and operating income of these properties. These factors include:

•	the desirability and perceived attractiveness of the Nashville, Tennessee; Orlando, Florida; Dallas, Texas; and Washington D.C. areas as tourist and convention destinations;

•	adverse changes in the national economy and in the levels of tourism and convention business that are affecting our hotel properties;

•	Marriott’s ability to attract group convention business;

•	Marriott’s ability to contract for and collect attrition and cancellation fees from groups that do not fulfill minimum stay or spending requirements;

•	the opening of other new hotels could impact the group convention business at our existing hotel properties;

•	the highly competitive nature of the hotel, tourism and convention businesses in which our Resort Hotel Properties operate;

•

the susceptibility of group convention business to reduced levels of demand during the year-end holiday periods, which Marriott may not be able to offset by attracting sufficient general tourism guests;

•	the financial condition of the airline and other transportation-related industries and the resulting impact on travel; and

•	organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of group business.

These factors could reduce the revenues and net operating profits of our TRS lessees, which in turn could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to service debt and make distributions to our stockholders.

We are dependent on our Resort Hotel Properties for the substantial majority of our revenue and cash flow.

We are dependent upon our Resort Hotel Properties, which Marriott operates, for the substantial majority of our revenue and cash flow. Due to our geographic concentration, we are subject to a greater degree of risk to factors, including:

•	local economic and competitive conditions;

•	natural and other disasters;

•	a decline in air passenger travel due to higher ticket costs or fears concerning air travel;

•	a decline in the attractiveness of the areas in which our hotels are located as a convention and tourism destination; and

•

a decrease in convention and meetings business at any of our properties. Any of these could negatively affect our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

There is no assurance that the reorganization within and downsizing of our current executive management team will not adversely affect our operations.

We depend on the efforts and expertise of our executive management team to manage our day-to-day operations and strategic business direction. In connection with the REIT conversion, we are undergoing a reorganization within, and a reduction in the number of members of, our current executive management team and other employees currently within the Corporate and Other segment to reflect the fact that we will no longer operate or manage our hotel properties and which will result in us having a more streamlined corporate overhead and executive management structure. We may be unable to successfully reorganize our executive management team, and there is no assurance that these anticipated reductions will not adversely affect our operations following our conversion to a REIT, including in connection with our Opry and Attractions segment, certain parts of which we will continue to operate and manage.

We may be unable to successfully identify and complete future acquisitions, and our previously announced developments will not be pursued in the form we previously anticipated.

After we complete the REIT conversion, acquisitions of other hotels, particularly in the group-oriented meetings sector of the hospitality industry, either alone or through joint venture or alliances with one or more third-parties, will be part of our long-term growth strategy. We may be unable to successfully identify or complete future acquisitions at acceptable prices and terms or, if we are able to find favorable acquisition targets, we may not be able to obtain financing on acceptable terms or secure beneficial joint ventures or alliances. We will evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope.

In addition, we will no longer view independent large scale development of resort and convention hotels as a means of our growth. As a result, we will not proceed with our previously announced Aurora, Colorado and other potential development projects in the form we previously anticipated. We will reexamine how the Aurora project could be completed with minimal financial commitment, although we may not identify any such opportunity.

The hotel business is capital-intensive and our inability to obtain financing or successfully complete acquisitions or capital improvements could limit our growth.

Acquisitions of hotels will require significant capital expenditures and hotels that we acquire may need renovations and capital improvements at the time of acquisition. All our hotel properties will require periodic capital expenditures and renovation to remain competitive. If any hotels that we acquire are subject to franchise agreements, the franchisors of these hotels may also require periodic capital improvements as a condition to our maintaining the franchise licenses. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and net of capital gains) each year to maintain our qualification as a REIT for federal income tax purposes. As a result, our ability to fund acquisitions or capital expenditures through any retained earnings will be limited. Consequently, we will rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Our ability to grow through acquisitions will be limited if we cannot obtain satisfactory debt or equity financing which will depend on market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

In addition, capital improvements may give rise to the following risks:

•	possible environmental problems;

•	construction cost overruns and delays;

•	the possibility that revenues will be reduced while rooms or restaurants are out of service due to capital improvement projects;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on attractive terms; and

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

The costs of renovations and capital improvements could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to service debt and make distributions to our stockholders.

Unanticipated expenses and insufficient demand for hotels in new geographic markets could adversely affect our profitability and our ability to make distributions to our stockholders.

As part of our business strategy, we may acquire or develop hotels in geographic areas in which our management may have little or no operating experience and in which potential customers may not be familiar with the brand of that particular hotel. As a result, we may have to incur costs relating to the opening, operation and promotion of such hotels that are substantially greater than those incurred in other areas. These hotels may attract fewer customers than other hotels, while at the same time, we may incur substantial additional costs with such hotels. Unanticipated expenses and insufficient demand at a new hotel, therefore, could adversely affect our financial condition, results of operations and our ability to make distributions to our stockholders.

Hotel and resort development and redevelopment is subject to timing, budgeting and other risks that may adversely affect our financial condition, results of operations, the market price of our common stock and our ability to service debt and make distributions to our stockholders.

Although we do not currently intend to focus on hotel development and redevelopment after we complete the REIT conversion, we may engage in such activities if suitable opportunities arise. Hotel development and redevelopment involves a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	the receipt of zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	acts of God, such as earthquakes, hurricanes, floods or fires, that could adversely impact a project;

•	the negative impact of construction on operating performance during and soon after the construction period;

•	the ability to raise capital; and

•	governmental restrictions on the nature or size of a project.

We cannot assure you that any development or redevelopment project will be completed on time or within budget. Our inability to complete a project on time or within budget could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to service debt and make distributions to our stockholders.

Our TRS lessee structure will subject us to the risk of increased hotel operating expenses and the inability of our TRS lessees to make lease payments to us.

Our leases with our TRS lessees will require our TRS lessees to make lease payments to us based in part on gross revenues from our hotel properties. Our operating risks will include decreases in revenues at our hotel properties and increases in operating expenses of our hotel properties. Decreases in revenues or increases in operating expenses could adversely affect our TRS lessees’ ability to make lease payments due under the leases, including, but not limited to, increases in: wage and benefit costs; repair and maintenance expenses; property taxes; insurance costs; and other operating expenses. Increases in those operating expenses can have a significant adverse impact on our financial condition, results of operations, the market price of our common stock, and our ability to service debt and make distributions to our stockholders.

In addition, our TRS lessees’ ability to make lease payments will be affected by factors beyond their control, such as changes in general economic conditions, the level of demand for hotels and the related services of our hotel properties, competition in the lodging and hospitality industry, the managers’ ability to maintain and increase gross revenue at our hotel properties and other factors relating to the operations of our hotel properties.

Our substantial debt could reduce our cash flow and limit our business activities.

We currently have a significant amount of debt. As of September 30, 2012, we had approximately $1.2 billion of total debt all of which is currently scheduled to mature in 2014 and 2015. In addition, the closing of the Marriott sale transaction triggered a requirement that we comply with certain asset sale provisions of our 6.75% senior notes, which may require us to repurchase or tender for the notes within one year of the Marriott sale transaction. We may incur additional debt in connection with our potential expansions of Gaylord Palms and/or Gaylord Texan or any additional hotel acquisitions, development, renovations, or capital improvement.

Our substantial amount of debt could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to make distributions to our stockholders and to fund future capital expenditures, working capital and other general corporate requirements;

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

In addition, the terms of our $925 million senior secured credit facility and the indenture governing our 6.75% senior notes allow us to incur substantial amounts of additional debt subject to certain limitations. Any such additional debt could increase the risks associated with our substantial leverage. Although our earnings were sufficient to cover fixed charges in 2009 and 2011, our substantial leverage is evidenced by our earnings being insufficient to cover fixed charges by $130.4 million in 2010. At the time any principal amount of our indebtedness is due, we may not have cash available to pay this amount, and we may not be able to refinance our indebtedness on favorable terms, or at all.

We will be required to refinance our debt before it matures and there is no assurance that we will be able to refinance our debt on acceptable terms.

Our outstanding 6.75% senior notes and 3.75% convertible senior notes mature on November 15, 2014 and October 1, 2014, respectively. In addition, any amounts of the net proceeds of the Marriott sale transaction that are not used within 360 days to repay indebtedness under our $925 million senior secured credit facility, purchase replacement assets, or make capital expenditures must be used to offer to repurchase outstanding 6.75% senior notes at an offer price of 100% of the principal amount, plus accrued interest. We anticipate that we may not use the net proceeds of the Marriott sale transaction in such manners, and therefore, we may be required to tender for some of our outstanding 6.75% senior notes within 360 days of the consummation of the Marriott sale transaction. On or before the maturity date or, in the case of our obligation to repurchase 6.75% senior notes, we may or may not have cash available to pay amounts due, and we may be required to refinance the notes. Currently, the revolving loans, letters of credit and term loans under our $925 million senior secured credit facility mature on August 1, 2015.

Our ability to refinance our senior secured credit facility, as amended, and our outstanding 6.75% senior notes and 3.75% convertible senior notes on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms, selling one or more hotel properties at unattractive prices or on disadvantageous terms, or defaulting on mortgages and allowing our lenders to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The agreements governing our debt contain various covenants that may limit our ability to operate our business and impair our ability to make distributions to our stockholders.

Our existing financial agreements, including our $925 million senior secured credit facility and the indentures governing our 6.75% senior notes impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities, including our ability to make distributions to any stockholder. Our $925 million senior secured credit facility currently requires us to comply with or maintain certain financial tests and ratios, including minimum consolidated net worth, minimum interest coverage ratio and maximum leverage ratios, and our senior secured credit facility and the indenture governing our 6.75% senior notes limit or prohibit our ability to, among other things:

•	incur additional debt and issue preferred stock;

•	create liens;

•	redeem and/or prepay certain debt;

•	pay dividends on our stock to our stockholders or repurchase our stock or other equity interests;

•	make certain investments;

•	enter new lines of business;

•	engage in consolidations, mergers and acquisitions;

•	make certain capital expenditures; and

•	agree to restrictions on our subsidiaries’ ability to pay dividends and make other distributions to us.

In addition, the indenture governing our 3.75% convertible senior notes restricts mergers under specified circumstances, may require us to offer to purchase the convertible senior notes from the holders upon the occurrence of specified “fundamental changes,” and may require adjustments in the conversion ratio for the convertible senior notes as a result of specified “make-whole fundamental changes.” These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, mergers and acquisitions and other corporate opportunities. We do not believe the REIT conversion will result in a fundamental change or a make-whole fundamental change.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to pay dividends, incur additional debt and to take other actions might significantly impair our ability to obtain other financing and make distributions to our stockholders to maintain our REIT qualification.

Our indebtedness is secured by a substantial portion of our assets.

Subject to applicable laws and certain agreed-upon exceptions, our $925 million senior secured credit facility is secured by liens on the substantial majority of our assets, including mortgages on each of our Resort Hotel Properties. In the event of a default under our $925 million senior secured credit facility, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.

We will continue to be a holding company and depend upon our subsidiaries’ cash flow to meet our debt service obligations.

We will continue to be a holding company after the completion of the REIT conversion, and we will conduct the majority of our operations through our subsidiaries, including our TRSs. As a result, our ability to meet our debt service obligations substantially depends upon our subsidiaries’ cash flows and payments of funds to us by our subsidiaries as dividends, loans, advances, leases or other payments. The payment of dividends and/or making of loans, advances, leases or other payments by our subsidiaries will be subject to the approval of those subsidiaries’ boards. Our subsidiaries’ ability to pay such dividends and/or make such loans, advances, leases or other payments may also be restricted by, among other things, applicable laws and regulations and current and future debt agreements into which our subsidiaries may enter.

We and our third-party hotel managers will rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business.

We and our third-party hotel managers will rely on information technology systems, including networks and the Internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Our businesses require collection of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems and those of our service providers. The integrity and protection of customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we or the hotel managers could make faulty decisions. Customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The regulatory environment surrounding information, security and privacy is also increasingly demanding. Our existing systems may be unable to satisfy changing regulatory requirements and employee and customer expectations, or may require significant additional investments or time to do so. Despite implementation of various measures designed to protect our information systems and records, including those we maintain with our service providers, we or the hotel managers may be subject to security breaches, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider or failure to comply with the various U.S. and international laws and regulations applicable to the protection of such data or with Payment Card Industry data security standards, could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

Our properties are subject to environmental regulations that could impose significant financial liability on us.

Environmental laws, ordinances and regulations of various federal, state, local and foreign governments regulate certain of our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under or in the properties we currently own or operate or those we previously owned or operated. Those laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead- or asbestos-containing materials. Similarly, the operation and closure of storage tanks are often regulated by federal, state, local and foreign laws. Finally, certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, sell or rent our real property. Existing governmental laws and regulations may be revised or new laws and regulations relating to climate change, air quality or other environmental and health concerns may be adopted or become applicable to us, which could affect the operations of our hotels and/or result in significant additional expense and operating restrictions. The costs to clean up a contaminated property, to defend a claim, or to comply with environmental laws could be material and could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

Compliance with the Americans with Disabilities Act could require us to incur substantial costs.

Under the Americans with Disabilities Act of 1990, as amended (the “ADA”), all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. Although we believe that our hotel properties substantially comply with present requirements of the ADA, we may be subject to audits or investigations of all of our hotels to determine our compliance, and one or more hotels may not be fully compliant with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotel properties and to make alterations as appropriate in this respect. If we are required to make substantial modifications to our hotel properties, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations, the market price of our common stock and amount of cash available for debt service or distributions to our stockholders could be adversely affected.

We have invested, and in the future may invest, in joint ventures or certain minority equity interests over which we have no significant control, to or for which we may owe significant obligations and for which there is no readily available market, and these investments may not be profitable.

We may invest with third-parties through partnerships, joint ventures or other entities, by acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These types of investments may not be liquid and we may have little or no rights, or ability, to exercise the direction or control of the respective enterprises. In connection with these investments, we may have obligations under certain guarantees related to such investments. The ultimate value of any joint ventures or minority investments will be dependent upon the efforts of others over an extended period of time. The nature of our interests and the absence of a readily available market for those interests restrict our ability to dispose of them. Our lack of control over the management of any business in which we are a joint owner or minority investor and the lack of a readily available market to sell our interest in these businesses may cause us to recognize a loss on our investment in these businesses or to incur costs or liabilities that we do not control, but for which we may be required to contribute capital or satisfy financial commitments. These arrangements are subject to uncertainties and risks, including those related to conflicting joint venture partner interests and to our joint venture partners failing to meet their financial or other obligations.

As an owner of hotel properties and operator of leisure businesses, we are subject to risks relating to acts of God, terrorist activity and war.

Our operating income and ability to make distributions to our stockholders may be reduced by acts of God, such as natural disasters or acts of terrorism, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Gaylord Opryland, which is located adjacent to the Cumberland River and is protected by levees built to sustain a 100-year flood, suffered flood damage on May 3, 2010 as the river rose to levels that over-topped the levees. In response to the flood, we have increased the per occurrence flood insurance limit for our Gaylord Opryland hotel to $150 million. We have also commenced enhancements to the levees that protect the hotel to increase the height of the levees. While we believe these steps are reasonable given the likelihood of flood damage at Gaylord Opryland, there can be no assurances that flooding will not occur at Gaylord Opryland in the future. In addition, in January of 2007, the Army Corps of Engineers announced that the Wolf Creek Dam on Lake Cumberland in Kentucky was at risk for structural failure. Although the Corps is taking action, including lowering the water level at Lake Cumberland and making structural repairs to the dam to reduce the chances of a dam breach, a significant portion of our Gaylord Opryland property in Nashville is in the Cumberland River flood plain and would be at risk if the dam should fail. Some types of losses, such as from flood, earthquake, terrorism and environmental hazards, may be either uninsurable, subject to sublimit, or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty, may cause our future results to differ materially from anticipated results.

We will continue to be subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce the flexibility of our third-party hotel managers to adjust the size of the workforce at our hotel properties and impair our ability to make distributions to our stockholders.

Our third-party hotel managers will be responsible for hiring and maintaining the labor force at each of our hotel properties. Although we do not, as a result of the Marriott sale transaction, employ or manage employees at our Resort Hotel properties, and we will not directly employ or manage employees at our hotel properties after the REIT conversion is completed, we will be subject to many of the costs and risks generally associated with the hotel labor force, including at those of our hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our third-party hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the third-party hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.

General Risks Related to the Lodging Industry

Current economic conditions may reduce demand for hotel properties and adversely affect hotel profitability.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate travel budgets and consumer demand due to adverse general economic conditions, such as declines in U.S. GDP, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our hotel properties and therefore the net operating profits of our TRS lessees to whom we will lease our hotel properties. The recent global economic downturn led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.

We anticipate that recovery of demand for products and services provided by the lodging industry will lag improvement in economic conditions. We cannot predict how slow the global or domestic economic recovery will be or how slow the recovery in the lodging industry will be. An ongoing period of economic weakness will diminish our ability to make distributions to our stockholders.

Our operating results and ability to service debt and make distributions to our stockholders may be adversely affected by various operating risks common to the lodging industry.

Our hotel properties have different economic characteristics than many other real estate assets, and a hotel REIT is structured differently than many other types of REITs. A typical office property owner, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. Our TRS lessees, on the other hand, do not enter into a lease with a third-party hotel manager. Instead, our TRS lessees will engage our third-party managers pursuant to hotel management agreements and pay the third-party hotel managers fees for managing our hotel properties. The TRS lessees will receive all the operating profit or losses at our hotel properties, net of fees and reimbursements. Moreover, virtually all hotel guests stay at a hotel for only a few nights at a time, so the rate and occupancy at each of our hotel properties changes every day. As a result, we may have highly volatile earnings.

In addition, our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our or a manager’s control, including the following:

•	competition from other hotel properties in our markets;

•	over-building of hotels in our markets, which could adversely affect occupancy and revenues at our hotel properties;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

•	the impact of the use of Internet travel intermediaries by consumers;

•

unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters, such as hurricanes and earthquakes;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotels and real estate, as discussed in more detail below.

These factors could reduce the net operating profits of our TRS lessees, which in turn could adversely affect the amount or frequency of distributions we make to our stockholders.

General Risks Related to the Real Estate Industry

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our hotel properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our hotel properties in response to changing economic, financial and investment conditions may be limited. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•

civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, including the consequences of the terrorist acts, such as those that occurred on September 11, 2001.

We may decide in the future to sell one or more of our hotel properties. We cannot predict whether we will be able to sell any hotel property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property.

We may be required to expend funds to correct defects or to make improvements before a hotel property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel, we may agree to lock-out provisions that materially restrict us from selling that hotel for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that hotel. These factors and any others that would impede our ability to respond to adverse changes in the performance of our hotel properties could have a material adverse effect on our operating results and financial condition, as well as the amount of cash available for distributions to our stockholders.

Risks Related to our Organizational Structure

Our organizational documents and Delaware law could make it difficult for a third-party to acquire control of us.

Our Charter and our Amended and Restated Bylaws (our “Bylaws”) will contain provisions that could delay, deter or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions

•	impose restrictions on transfer and ownership of our common stock that are designed to assist us in maintaining our status as a REIT;

•

authorize us to issue “blank check” preferred stock, which is preferred stock that can be created and issued by our board of directors, without stockholder approval, with rights senior to those of common stock;

•	establish advance notice requirements for submitting nominations for election to our board of directors and for proposing matters that can be acted upon by stockholders at meetings;

•	provide that special meetings of stockholders may be called only by our chairman or by a majority of the members of our board of directors;

•	prohibit stockholder actions taken on written consent; and

•	impose restrictions on ownership of common stock by non-United States persons due to our ownership of a radio station.

We are subject to anti-takeover provisions under Delaware law, which could also delay or prevent a change of control. Together, our Charter, Bylaws, and Delaware law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock, and also could limit the price that investors are willing to pay in the future for shares of our common stock.

Our issuance of preferred stock could adversely affect holders of our common stock and discourage a takeover.

Our Charter permits our board of directors to issue up to 100 million shares of preferred stock without any action on the part of our stockholders. As of the date hereof, we have no shares of preferred stock outstanding. Our board of directors also has the power, without stockholder approval, to set the terms of any new series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue shares of preferred stock in the future that have preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and prevent a transaction favorable to our stockholders.

The ownership limitations in our Charter may restrict or prevent stockholders from engaging in certain transfers of our common stock.

To qualify and remain qualified as a REIT, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include various kinds of entities) during the last half of any taxable year. To assist us in qualifying as a REIT our Charter contains a share ownership limit. Generally, any of our shares owned by affiliated owners will be added together for purposes of the share ownership limit. This share ownership limit provides that (subject to certain exceptions described below) no person may beneficially own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8%, in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock, or any class or series of our capital stock. If anyone transfers shares in a manner that would violate the share ownership limit or prevent us from qualifying as a REIT, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the share ownership limit or we will consider the transfer to be null and void from the outset, and the intended transferee of those shares will be deemed never to have owned the shares.

Our Charter also prohibits the ownership of shares by any person or entity if such would violate or otherwise be inconsistent with federal communications laws or regulations pertaining to the ownership of television or radio stations, cable television or other radio authorizations by (i) foreign persons or entities, (ii) persons or entities having interests in television or radio broadcast stations, newspapers or cable television systems, and (iii) entities seeking direct or indirect control of us without prior federal regulatory approval. In the event of a transfer that would result in a violation or inconsistency with federal communications laws or regulations we may refuse to permit the transfer, suspend the rights of share ownership as necessary to prohibit the violation or inconsistency, or redeem the shares. Anyone who acquires shares in violation of the share ownership limit or the other restrictions on transfer in the our Charter bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our shares falls between the date of purchase and the date of redemption or sale. In addition, these ownership limitations may prevent an acquisition of control of us by a third-party without the approval of our board of directors, even if our stockholders believe the change of control is in their interest.

The ability of our board of directors to change our major policies without the consent of stockholders may not be in our stockholders’ interest.

Our board of directors determines our major policies, including policies and guidelines relating to our acquisitions, leverage, financing, growth, operations and distributions to our stockholders. Our board of directors may amend or revise these and other policies and guidelines from time to time without the vote or consent of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies and those changes could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

Risks Related to Stock Ownership

We have not established a minimum distribution payment level, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

Upon completion of the REIT conversion, we will generally be required to distribute to our stockholders at least 90% of our REIT taxable income (subject to certain adjustments and excluding any net capital gains) each year for us to maintain our qualification as a REIT under the Code, which requirement we currently intend to satisfy, and we must distribute 100% of our taxable income, including capital gains, to eliminate federal corporate income tax liability. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income.

Subject to maintaining our REIT qualification, we intend to make regular quarterly distributions to our stockholders, but no assurances can be made as to the amount of distributions in the future. Our board of directors will have the sole discretion to determine the timing, form and amount of any distributions to our stockholders. Among the factors that could impair our ability to make distributions to our stockholders are:

•	our inability to invest our available cash;

•	our inability to realize attractive risk-adjusted returns on our investments;

•	unanticipated expenses that reduce our cash flow or non-cash earnings;

•	defaults in our investment portfolio or decreases in the value of the underlying assets; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that the level of any distributions we make to our stockholders in the future will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock.

In addition, distributions that we make to our stockholders will generally be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gains income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

The market price of our common stock may vary substantially.

The trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. One of the factors that may influence the market price of our common stock is the annual yield from distributions on our common stock as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our shares to demand a higher annual yield and choose other investments, which could reduce the market price of our common stock.

Other factors that could affect the market price of our common stock include the following:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in the hotel or real estate industries;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities in the future;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•

unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics, such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters, such as hurricanes, tsunamis or earthquakes.

Conversion of our 3.75% convertible senior notes may dilute the ownership interests of our stockholders, and the market price of our common stock may be impacted by note hedge and warrant transactions we entered into in connection with the issuance of the 3.75% convertible senior notes.

Our 3.75% convertible senior notes are convertible at the option of the holders during the fourth quarter of 2012. The notes may become convertible in other future calendar quarters if the closing market price of our common stock exceeds 120% of the then effective conversion price for at least 20 trading days during the 30 consecutive trading day period immediately prior to the beginning of such calendar quarter.

Upon the conversion of our 3.75% convertible senior notes, we may elect, at our option, to deliver shares of common stock, cash, or a combination of cash and shares of common stock in satisfaction of our conversion obligations. We intend to settle the face value of any notes that are converted in cash. Any shares of common stock that we elect to issue upon conversion of the notes will dilute the ownership interests of our stockholders, and any sales in the public market of the common stock issued upon such conversion could adversely affect the market price of our common stock.

In addition, we entered into note hedge transactions with various financial institutions at the time of issuance of the 3.75% convertible senior notes, intended to reduce potential dilution with respect to our common stock upon conversion of the notes. We also entered into separate warrant transactions with the same financial institutions. The warrant transactions could separately have a dilutive effect on our earnings per share to the extent that the market price of our common stock exceeds the strike price of the warrants.

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

The conversion rate of our 3.75% convertible senior notes will be adjusted in connection with the Special E&P Distribution pursuant to anti-dilution provisions included in the indenture under which the 3.75% convertible senior notes were issued, which will result in additional shares of our common stock becoming issuable upon conversion of the 3.75% convertible senior notes (subject to the anti-dilutive effect of the note hedge transactions).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended September 30, 2012 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2012	—	—	—	—
August 1 — August 31, 2012 (1)	5,000,000	$37.00	—	—
September 1 — September 30, 2012	—	—	—	—

Total	5,000,000	$37.00	—	—

(1)	Represents shares repurchased pursuant to a repurchase agreement between the Company and TRT Holdings in August 2012 for an aggregate purchase price of $185.4 million as described in Note 13 to our condensed consolidated financial statements included herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

In connection with the REIT conversion and pursuant to a strategy approved by the Human Resources Committee of the Board of Directors, on November 5, 2012, the Company entered into an amendment to the existing employment agreements of each of Colin V. Reed and Mark Fioravanti. Pursuant to the terms of the amendments, effective January 1, 2013, the annual base salary for Messrs. Reed and Fioravanti will be reduced from $910,000 to $670,000 and $430,000 to $425,000, respectively. In addition, the amendments will increase the annual target and maximum cash bonus amount that Messrs. Reed and Fioravanti may receive effective for calendar years beginning on or after January 1, 2013. Mr. Reed will be eligible for an annual cash bonus equal to a target of 150% of his base salary, up to a maximum of 300% of his base salary (an increase from a target of 100% of his base salary, up to a maximum of 200% of his base salary). Mr. Fioravanti will be eligible for an annual cash bonus equal to a target of 100% of his base salary, up to a maximum of 200% of his base salary (an increase from a target of 50% of his base salary, up to a maximum of 100% of his base salary). Annual cash bonuses otherwise payable to Messrs. Reed and Fioravanti with respect to the Company’s performance in 2012 are not affected by the amendments. The amendments will eliminate the vehicle allowance and the reimbursement for financial consulting expenses previously provided to Messrs. Reed and Fioravanti effective January 1, 2013. With respect to Mr. Reed’s amended employment agreement, in the event the Company disposes of its corporate aircraft in connection with its announced strategic plan, in lieu of the right to personal use of the Company’s aircraft, Mr. Reed will be entitled to usage of any aircraft lease, charter or fractional share ownership arrangement of the Company for personal use at the Company’s expense for up to, but not in excess of, $50,000 per year in value. The foregoing description of the amendments is a summary and is qualified in its entirety by reference to the full text of the amendments, copies of which are filed as Exhibits 10.5 and 10.6 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Additionally, in connection with the REIT conversion, on November 7, 2012, the Company announced that Carter R. Todd, Executive Vice President, General Counsel, and Secretary, would no longer serve in that capacity for the Company effective January 1, 2013.

ITEM 6. EXHIBITS.

See Index to Exhibits following the Signatures page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: November 7, 2012	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Rod Connor
Rod Connor
Senior Vice President and
Chief Administrative Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger by and between Gaylord Entertainment Company and Ryman Hospitality Properties, Inc. (f/k/a Granite Hotel Properties, Inc.) dated as of July 27, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A relating to the Company’s special meeting of stockholders held on September 25, 2012 filed August 22, 2012).

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

4.1	Specimen of Ryman Hospitality Properties, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 24, 2012).

4.2	Reference is made to Exhibits 3.1 and 3.2 for instruments defining the rights of common stockholders of the Company.

4.3	Supplemental Indenture, dated October 1, 2012, among Ryman Hospitality Properties, Inc., certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as Trustee, relating to the 3.75% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

4.4	Supplemental Indenture, dated October 1, 2012, among Ryman Hospitality Properties, Inc., certain of its subsidiaries, as guarantors, RHP Properties, LP, RHP Partner, LLC and U.S. Bank National Association, as Trustee, relating to the 3.75% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

4.5	Supplemental Indenture, dated October 1, 2012, among Ryman Hospitality Properties, Inc., certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 1, 2012).

4.6	Supplemental Indenture, October 1, 2012, among Ryman Hospitality Properties, Inc., certain of its subsidiaries, as guarantors, RHP Properties, LP, RHP Partner, LLC and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed October 1, 2012).

10.1	Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 1, 2012, among RHP Hotel Properties, LP, as the Borrower, the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed October 1, 2012).

10.2#	Confidential Separation Agreement and General Release, dated September 25, 2012 by and between David C. Kloeppel and Gaylord Entertainment Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed September 28, 2012).

10.3	Repurchase Agreement, dated as of August 6, 2012, by and between TRT Holdings, Inc. and Gaylord Entertainment Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 7, 2012).

10.4	First Amendment and Consent Agreement, dated as of August 6, 2012, among Gaylord Entertainment Company and the guarantors and lenders a party thereto and Bank of America, N.A. (amending the Third Amended and Restated Credit Agreement dated as of August 1, 2011) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 7, 2012).

10.5#	Third Amendment to Executive Employment Agreement dated as of November 5, 2012 by and between Ryman Hospitality Properties, Inc. and Colin V. Reed.

10.6#	Third Amendment to Executive Employment Agreement dated as of November 5, 2012 by and between Ryman Hospitality Properties, Inc. and Mark Fioravanti.

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

#	Management contract or compensatory plan or arrangement.