Form 10-K
period 2012-12-31
Ryman Hospitality Properties, Inc.
filed 2013-02-27
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-13079

RYMAN HOSPITALITY PROPERTIES, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	73-0664379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Gaylord Drive, Nashville, Tennessee	37214
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (615) 316-6000

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock - $.01 par value per share	New York Stock Exchange
(Title of Class)	(Name of Exchange on Which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on June 29, 2012 of $38.56 per share was approximately $1,203,708,818.

As of January 31, 2013, there were 52,727,727 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

RYMAN HOSPITALITY PROPERTIES, INC.

2012 ANNUAL REPORT ON FORM 10-K

PART I

Introductory Note

As more fully described in this Annual Report on Form 10-K, during 2012, Gaylord Entertainment Company (“Gaylord”), formerly a Delaware corporation, the predecessor to Ryman Hospitality Properties, Inc. (“Ryman”), took steps to restructure its business operations to facilitate our qualification as a real estate investment trust (“REIT”) for federal income tax purposes effective for the year ended December 31, 2013 (the “REIT conversion”). As part of the REIT conversion, on October 1, 2012, Gaylord merged with and into its wholly-owned subsidiary, Ryman, with Ryman surviving the merger, at which time it succeeded to and began conducting, directly or indirectly, all of the business conducted by Gaylord immediately prior to the merger. The reported results contained in this Annual Report on Form 10-K include those of Gaylord through September 30, 2012. Throughout this report, we refer to Ryman together with its subsidiaries and Gaylord, as “we,” “us,” “our,” or the “Company.” For each year discussed, our fiscal year ends on December 31. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT for federal income tax purposes effective for the year ended December 31, 2013; (ii) the anticipated benefits of the REIT conversion and our sale of the Gaylord Hotels brand and rights to manage our Gaylord Hotels properties to Marriott International, Inc., including potential increases in revenue and anticipated stabilized future annualized cost synergies, net of management fees, of approximately $38 million to $45 million; (iii) estimated one-time costs related to the REIT conversion, including conversion, transaction, severance, and retention costs, but excluding non-cash impairment costs, of $85 million, of which approximately $69 million have been incurred, and estimated federal income taxes, including those associated with the receipt of the purchase price in the Marriott sale transaction and other transactions related to the REIT conversion, net of remaining net operating losses and credit carryforwards of approximately $4 million to $7 million; (iv) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries; (v) our announced dividend policy including the frequency and amount of any dividend we may pay; (vi) our share repurchase program; (vii) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions; (viii) the anticipated pace of recovery in demand for products and services provided by the lodging industry relative to general economic conditions; (ix) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; (x) any potential future adoption of a shareholder rights plan; and (xi) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

Our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors including, but not limited to, those discussed in Item 1A, “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Any forward-looking statement made in this Annual Report on Form 10-K speaks only as of the date on which the statement is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements we make in this report, except as may be required by law.

Item 1.	Business

Overview

On January 1, 2013, we began operating as a real estate investment trust (“REIT”) for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. As a REIT, we generally will not be subject to federal corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment substantially will eliminate the federal “double taxation” on earnings from our REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. Our non-REIT operations, which consist of the activities of our taxable REIT subsidiaries (“TRSs”) that lease or sublease our hotels from our qualified REIT subsidiaries, as well as businesses within our Opry and Attractions segment, will continue to be subject, as applicable, to federal and state corporate income taxes.

Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,795 rooms that are managed by world-class lodging operator Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”) and the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland. We also own and operate a number of media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for nearly 90 years; the Ryman Auditorium, the storied former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

Our operations are organized into three principal business segments: (i) Hospitality, which includes our hotel properties and the results of hotel operations; (ii) Opry and Attractions, which includes our Grand Ole Opry assets, WSM-AM and our Nashville attractions; and (iii) Corporate and Other, which includes corporate expenses. These three business segments – Hospitality, Opry and Attractions, and Corporate and Other – represented approximately 93%, 7%, and 0%, respectively, of our total revenues for 2012.

Financial information by industry segment and for each of our Gaylord Hotels properties as of December 31, 2012 and for each of the three years in the period then ended appears in Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Financial Reporting by Business Segments note (Note 16) to our consolidated financial statements included in this Annual Report on Form 10-K.

Our Strategic Plan

Our goal is to become the nation’s premier hospitality REIT for group-oriented meetings hotel assets located in urban and resort markets.

•

Existing Hotel Property Design. Our hotel properties focus on the large group meetings market in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. This strategy creates a better experience for both meeting planners and guests, and has led to our current hotel properties claiming a place among the leading convention hotels in the country.

•

Expansion of Hotel Asset Portfolio. While we intend our short-term capital allocation strategy to focus on paying cash dividends to stockholders and our announced plan to engage in stock repurchases, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint venture or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. As a REIT, we no longer view independent, large-scale development of resort and convention hotels as part of our long-term growth strategy.

•

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

The Convention Hotel Segment of the Lodging Industry

Our Gaylord Hotels properties compete in the convention hotel segment of the lodging industry in the United States and are designed to appeal to meeting planners who arrange large group meetings. According to the February 2011 study, “The Economic Significance of Meetings to the U.S. Economy,” conducted by PriceWaterhouseCoopers and published by the Convention Industry Council, in 2009, convention hotels that attract larger group meetings typically have more than 1,000 guest rooms and, on average, contain approximately 125,000 square feet of exhibit space and approximately 45 meeting rooms. The study reports that the group meetings market was comprised of approximately 1.8 million events in 2009, of which approximately 71% were corporate meetings and approximately 29% were conventions, trade shows, incentive and other meetings. Of the 100 largest hotels with meeting space, as tracked by Smith Travel Research, over half of the hotels contain over 130,000 square feet of meeting and exhibit space. Conversely, only 4% of these properties feature 500,000 square feet or more to host the nation’s largest groups. Examples of industries participating in larger meetings include health care, home furnishings, computers, sporting goods and recreation, education, building and construction, industrial, agriculture, food and beverage, boats and automotive. Conventions and association-sponsored events, which draw a large number of attendees requiring extensive meeting space and room availability, account for over half of total group spending and economic impact. Because groups, associations and trade shows generally select their sites two to six years in advance and group customers enter into contracts that provide for minimum spending on stays and cancellation and attrition fees, we believe the convention hotel segment of the lodging industry is more predictable than the general lodging industry.

Based on our information and information and data obtained from Smith Travel Research, the top 10 hotels within the United States with the greatest levels of self-contained exhibit and meeting space as of January 2013 are as follows:

Facility	Location	Hotel Rooms	Total Exhibit and Meeting Space (sq. ft.)

The Venetian Resort & Casino	Las Vegas, NV	4,049	2,250,000
Mandalay Bay Resort & Casino	Las Vegas, NV	4,332	1,700,000
Gaylord Opryland Resort & Convention Center	Nashville, TN	2,882	640,000
MGM Grand Hotel & Casino	Las Vegas, NV	5,044	602,000
Gaylord National Resort & Convention Center	National Harbor, MD	1,996	470,000
Marriott Orlando World Center Resort	Orlando, FL	2,000	450,000
Rosen Shingle Creek Resort	Orlando, FL	1,500	445,000
Gaylord Texan Resort & Convention Center	Grapevine, TX	1,511	400,000
Gaylord Palms Resort & Convention Center	Kissimmee, FL	1,406	400,000
Hilton Anatole	Dallas, TX	1,608	345,000

Description of our Hotel Portfolio

Our Gaylord Hotels properties incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has placed our Gaylord Hotels properties among the leading convention hotels in the country.

Marriott assumed the day-to-day management of our Gaylord Hotels properties beginning October 1, 2012, and the Inn at Opryland beginning December 1, 2012. We expect, among other things, that our Gaylord Hotels properties will generate increased revenues as Marriott will deliver new customer flows through their expansive sales force and popular frequent traveler program, as well as their ability to manage group business.

Gaylord Opryland Resort and Convention Center – Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space and 12 treatment rooms. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson Showboat, the Gaylord Springs Golf Links (Gaylord’s 18-hole championship golf course), and other attractions in the Nashville area. Gaylord Opryland has 2,882 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 640,000 square feet. Gaylord Opryland has been recognized by many industry and commercial publications, receiving Successful Meetings magazine’s Pinnacle Award in 2007, 2008, 2010, 2011 and 2012, as well as Meeting & Convention’s Gold Key and Gold Platter Awards every year since 1993.

Gaylord Palms Resort and Convention Center – Kissimmee, Florida. Gaylord Palms has 1,406 signature guest rooms, three ballrooms with approximately 76,000 square feet, 76 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida, which we have leased pursuant to a 75-year ground lease with a 24-year renewal option. The resort is approximately a five minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets and a full-service spa, with 20,000 square feet of dedicated space and 25 treatment rooms. In 2012, a new resort pool and new 2-story sports bar complex opened at Gaylord Palms. Hotel guests also have golf privileges at the world class Falcon’s Fire Golf Club, located a half-mile from the property. The Gaylord Palms is rated as a AAA Four-Diamond Hotel and has been recognized by many publications, receiving Successful Meetings magazine’s Pinnacle Award from 2007 to 2012, and Meeting and Convention’s Gold Key Award every year since 2003.

Gaylord Texan Resort and Convention Center – Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. Of the 85 acres, we own 75 acres and lease approximately 10 acres pursuant to a ground lease. The hotel features a lavish and expansive atrium, 1,511 signature guest rooms, three ballrooms with approximately 85,000 square feet, 70 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The property also includes a number of themed restaurants, retail outlets and a full-service spa with 25,000 square feet of dedicated space and 12 treatment rooms. Guests also have access to the adjacent Cowboys Golf Club. In 2006, we opened the Glass Cactus entertainment complex, an approximately 39,000 square feet venue with a performance stage, dance floor, and a two-story outdoor deck, on land we own adjacent to the hotel. In 2011, we opened the Paradise Springs resort pool, a western-themed 10-acre resort pool and lazy river complex. The Gaylord Texan is rated as a AAA Four-Diamond Hotel, and it received Successful Meetings magazine’s Pinnacle Award in 2008 and 2012, Meeting and Convention’s Gold Key Award every year since 2005 and Meeting and Convention’s Gold Platter Award in 2007, 2010, 2011 and 2012.

Gaylord National Resort and Convention Center – National Harbor, Maryland. Gaylord National is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 470,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center with 12 treatment rooms, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. The Gaylord National is rated as a AAA Four-Diamond Hotel, and it received Successful Meetings Magazine’s Pinnacle Award in 2011 and 2012 and Meeting and Convention’s Gold Key Award every year since 2009.

Inn at Opryland. We also own the Inn at Opryland, which is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space.

Description of our Opry and Attractions Portfolio

The Grand Ole Opry. The Grand Ole Opry, which celebrated its 87th anniversary in 2012, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Opry House, home of the Grand Ole Opry, seats approximately 4,400 and is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and Sirius/XM Radio and streamed on the Internet. Special episodes of the Grand Ole Opry are also broadcast on television via the Great American Country network. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists.

Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2012 to January 2013. The Ryman Auditorium has been nominated for “Theatre of the Year” by Pollstar Concert Industry Awards from 2003 to 2012, winning the award in 2003, 2004, 2010, 2011 and 2012, and was named the Venue of the Year by the Academy of Country Music in 2009 and 2011.

The General Jackson Showboat. We own the General Jackson Showboat, a 300-foot, four-deck paddle wheel showboat, on the Cumberland River, which flows past the Gaylord Opryland complex in Nashville. Its Victorian Theatre can seat 600 people for banquets and 1,000 people for theater-style presentations. The showboat stages Broadway-style shows and other theatrical productions. The General Jackson is one of many sources of entertainment that is available to conventions held at Gaylord Opryland. During the day, it operates cruises, primarily serving tourists visiting the Gaylord Opryland complex and the Nashville area. Beginning October 1, 2012, Marriott assumed the management of the day-to-day operations of the General Jackson.

Gaylord Springs. Minutes from Gaylord Opryland, Gaylord Springs was designed by former U.S. Open and PGA Champion Larry Nelson. The 40,000 square-foot antebellum-style clubhouse offers meeting space for up to 500 guests. Beginning October 1, 2012, Marriott assumed the management of the day-to-day operations of Gaylord Springs.

The Wildhorse Saloon. Since 1994, we have owned the Wildhorse Saloon, a country music performance venue on historic Second Avenue in downtown Nashville. The three-story facility includes a dance floor of approximately 2,000 square feet, as well as a restaurant and banquet facility that can accommodate up to 2,000 guests. Beginning October 1, 2012, Marriott assumed the management of the day-to-day operations of the Wildhorse Saloon.

WSM-AM. WSM-AM commenced broadcasting in 1925. The involvement of Ryman’s predecessors with country music dates back to the creation of the radio program that became The Grand Ole Opry, which has been broadcast live on WSM-AM since 1925. WSM-AM is broadcast from the Gaylord Opryland complex in Nashville and has a country music format. WSM-AM is one of the nation’s “clear channel” stations, meaning that no other station in a 750-mile radius uses the same frequency for night time broadcasts. As a result, the station’s signal, transmitted by a 50,000 watt transmitter, can be heard at night in much of the United States and parts of Canada.

Corporate and Other Segment

Our Corporate and Other segment includes operating and selling, general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments, including costs for our retirement plans, equity-based compensation plans, information technology, human resources, accounting, and other administrative expenses, and formerly included our ownership interests in certain investments.

Corporate History and Structure

We were originally incorporated in 1956 and were reorganized in connection with a 1997 corporate restructuring. In 2012, we completed restructuring transactions intended to facilitate our qualification as a REIT for federal income tax purposes, which included the merger, effective on October 1, 2012, of our predecessor, Gaylord, with and into its wholly-owned subsidiary, Ryman, with Ryman surviving the merger, at which time it succeeded to and began conducting, directly or indirectly, all of the business conducted by Gaylord immediately prior to the merger. Prior to Marriott’s assumption of the day-to-day management of our hotels and certain of our Nashville attractions, we managed such assets.

All of our assets are held by, and all of our operations are conducted through, RHP Hotel Properties, LP, a Delaware limited partnership (the “Operating Partnership”). In the future, we may amend the limited partnership agreement of the Operating Partnership to provide that its partnership units will be convertible on a one-for-one basis for shares of our common stock. Under certain circumstances, we may issue such partnership units as consideration to acquire hotel properties. By offering partnership units, the seller of such hotel property could defer federal income tax on any of the seller’s gains on sale, and this tax advantage may enable us to acquire hotel properties in the future which otherwise may not be available for sale.

As a REIT, at least 75% of our gross income for each taxable year must generally be derived from “rents from real property” or other income permitted by the Internal Revenue Code of 1986, as amended (the “Code”). To meet this requirement, our hotel properties are owned or leased by certain subsidiaries of the Operating Partnership, which are disregarded entities for federal income tax purposes, and these subsidiaries lease or sublease our hotels to our TRSs pursuant to leases that contain economic terms which are similar to leases between unrelated parties. The rent that we receive from our TRS lessees qualifies as “rents from real property” as long as the property is operated on behalf of our TRS lessees by a person who qualifies as an “independent contractor” (as defined in the Code) and who is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” (as defined in the Code) for any person unrelated to us and our TRS lessees (an “eligible independent contractor”). Our TRS lessees have engaged Marriott to manage the day-to-day operations of our hotels as an eligible independent contractor.

In addition, we own our Opry and Attractions businesses in TRSs, and certain of those TRSs have engaged Marriott to manage their assets, as described above.

Tax Status

As a REIT, we generally are not subject to corporate federal income tax on that portion of our REIT taxable income that we distribute to our stockholders. In addition to the requirement that 75% of our gross income for each taxable year be derived from “rents from real property” discussed above, we are subject to other organizational and operational requirements including the requirement that we distribute at least 90% of our REIT taxable income each year and the requirement that no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include various kinds of entities). We will be subject to federal and state income tax on our taxable income at regular corporate rates if we fail to qualify as a REIT for federal income tax purposes in any taxable year, or to the extent we distribute less than 100% of our REIT taxable income. We will also not be permitted to qualify for treatment as a REIT for federal income tax purposes until the fifth year following the year in which qualification is lost. Our non-REIT operations, which consist of the activities of our TRSs that lease or sublease our hotels from our qualified REIT subsidiaries, as well as businesses within our Opry and Attractions segment, will continue to be subject, as applicable, to federal and state corporate income taxes.

Employees

As of February 1, 2013, we had approximately 264 full-time and 382 part-time and temporary employees. Of these, approximately 144 full-time and 380 part-time employees were employed in our Opry and Attractions segment; and approximately 120 full-time and 2 part-time employees were employed in our Corporate and Other segment. We believe our relations with our employees are good. Effective October 1, 2012, we transferred our former employees involved in the day-to-day operations of our Gaylord Hotels, as well as the General Jackson, Gaylord Springs and Wildhorse Saloon businesses, to Marriott, and effective December 1, 2012, we transferred our former employees involved in the day-to-day operations of the Inn at Opryland. On those respective dates, Marriott assumed responsibility for hiring and maintaining the labor force at each of these properties.

Competition

Hospitality

Our current hotel properties compete with numerous other hotels throughout the United States and abroad, particularly the approximately 100 convention hotels that, on average, have over 1,000 rooms and a significant amount of meeting and exhibit space. We believe that competition among convention hotels is based on, among other things: (i) the hotel’s reputation, (ii) the quality of the hotel’s facility, (iii) the quality and scope of a hotel’s meeting and convention facilities and services, (iv) the desirability of a hotel’s location, (v) travel distance to a hotel for meeting attendees, (vi) a hotel facility’s accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, (viii) service levels at the hotel, and (ix) price. Our hotels also compete against large municipal convention centers, including Orlando, Chicago, Atlanta, Nashville and Washington D.C.

The hotel business is management and marketing intensive. Our current hotel properties compete with other hotels throughout the United States for high quality management and marketing personnel. We believe that Marriott’s international brand, marketing scale and ability to manage group business will improve our hotels’ competitive position in hotel management and marketing. However, there can be no assurance that Marriott will be able to attract and retain employees with the requisite managerial and marketing skills.

Additionally, as a REIT, we compete for investment opportunities in the hospitality industry, particularly the group-oriented meetings sector of the hospitality industry, with entities that may have substantially greater financial and other resources than we have. These entities generally may be able to accept more risk than we can prudently manage. Our focus on acquiring hotels in the large group meetings sector of the hospitality industry and the competition in this sector may generally limit the number of hotel properties that we are able to acquire. This competition may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms.

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

Management Agreements

Our subsidiaries are parties to management agreements with Marriott under which Marriott assumed the day-to-day management of our Gaylord Hotels properties beginning October 1, 2012, the Inn at Opryland beginning December 1, 2012, and the General Jackson, the Wildhorse Saloon, and Gaylord Springs beginning October 1, 2012.

Gaylord Hotels. We are a party to a management agreement with Marriott for each of our Gaylord Hotels properties, as well as a pooling agreement with Marriott with respect to the Gaylord Hotels properties on an aggregate basis. Each of the management agreements has a term expiring in 2047, with three automatic 10-year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of the management agreements requires us to pay Marriott a base management fee of 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement requires us to pay to Marriott an incentive fee of: (i) 20% of pooled available cash flow (which is generally operating profit for the pooled hotels less an owner’s priority) in each of 2013 and 2014; (ii) 10% of the first $10.0 million of pooled available cash flow, plus 20% of any additional pooled available cash flow over such threshold for 2015; and (iii) 10% of the first $15.0 million of pooled available cash flow plus 20% of any additional pooled available cash flow over such threshold in or after 2016. The owner’s priority is collectively $240 million, plus certain additional amounts, including 10% of certain non-routine capital expenditures and conversion work, and 10% of replacements of furniture, fixtures, and equipment and routine capital expenditures in excess of a reserve. If one or more of our Gaylord Hotels properties were not a “pooled hotel” (i.e., if we cease to own the hotel or we lease the hotel to a third party), the thresholds used to calculate the incentive fee in the pooling agreement will be adjusted, and the incentive fee for the non-pooled hotel will be based on such hotel’s performance. The management agreements and pooling agreement also contain certain restrictions on our incurring indebtedness that encumbers our Gaylord Hotels properties on an individual or aggregate basis. The management agreements may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards. The management agreements prohibit us from selling the Gaylord Hotels properties to certain persons, including any person who does not, in Marriott’s reasonable judgment, have sufficient financial resources and liquidity to fulfill our obligations under the management agreements, or any person who owns a controlling interest in a hotel brand (e.g., Hilton, Hyatt) totalling at least ten full-service hotels that are not affiliated with a brand but that are marketed and operated as a collective group, if such brand or group of hotels compete with Marriott. In addition, we may not sell a Gaylord Hotels property if we are then in breach of the applicable management agreement.

Inn at Opryland. Beginning December 1, 2012, Marriott assumed the management of the day-to-day operations of the Inn at Opryland pursuant to a management agreement that requires us to pay Marriott a base management fee of 2% of gross revenues for each fiscal year or portion thereof. This management agreement expires in 2022, with five five-year renewal options, so long as neither party terminates the agreement. Additionally, this management agreement requires us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreement) over a certain threshold.

Certain Nashville Attractions. Beginning October 1, 2012, Marriott assumed the day-to-day management of the General Jackson, the Wildhorse Saloon, and Gaylord Springs pursuant to management agreements. Each of these management agreements require us to pay Marriott a base management fee of 2% of total revenues. Additionally, the management agreements require us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreements) over a certain threshold.

Total base management fees accrued to Marriott during 2012 were $5.1 million. The Company did not pay Marriott an incentive fee during 2012 for the Gaylord Hotels.

Seasonality

Portions of our business are seasonal in nature. The group convention business at our Gaylord Hotels properties is subject to reduced levels of demand during the year-end holiday periods.

Regulation and Legislation

Hospitality

Our current hotel properties are subject to certain federal, state, and local governmental laws and regulations including, without limitation, labor regulations, health and safety laws and environmental regulations applicable to hotel and restaurant operations. The hotels are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as regulations pursuant thereto. We believe that our hotel properties and our attractions are in substantial compliance with such regulations. In addition, the sale of alcoholic beverages by a hotel requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have the power to limit, condition, suspend or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of operations of our Hospitality segment. Beginning October 1, 2012 with respect to our Gaylord Hotels properties, the General Jackson, Gaylord Springs and the Wildhorse Saloon, and December 1, 2012 with respect to the Inn at Opryland, pursuant to management agreements with Marriott, we are no longer in control of many of these activities at our hotel properties and attractions, and we will rely on Marriott to comply with all such federal, state and local governmental laws and regulations with respect to such properties. However, under the terms of our management agreements with Marriott, we may be required to bear the cost of any capital expenditures necessary to comply with a legal requirement.

Opry and Attractions

WSM-AM is subject to regulation under the Communications Act of 1934, as amended. Under the Communications Act, the Federal Communications Commission, or FCC, among other things, assigns frequency bands for broadcasting; determines the frequencies, location, and signal strength of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and other practices of broadcasting stations. Licenses issued for radio stations have terms of eight years. Radio broadcast licenses are renewable upon application to the FCC and in the past have been renewed except in rare cases. Competing applications will not be accepted at the time of license renewal, and will not be entertained at all unless the FCC first concludes that renewal of the license would not serve the public interest. A station will be entitled to renewal in the absence of serious violations of the Communications Act or FCC regulations or other violations which constitute a pattern of abuse. WMS-AM’s current radio station license will expire in August 2020; however, we are not aware of any reason why WSM-AM’s radio station license should not be renewed.

In addition, our Nashville area attractions are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as the laws and regulatory activities associated with the sale of alcoholic beverages described above. Beginning October 1, 2012, pursuant to management agreements with Marriott, we are no longer in control of many of these activities with respect to the General Jackson Showboat, Gaylord Springs, and the Wildhorse Saloon, and we will rely on Marriott to comply with all such federal, state and local governmental laws and regulations with respect to such businesses. However, under the terms of our management agreements with Marriott, we may be required to bear the cost of any capital expenditures necessary to comply with a legal requirement.

Additional Information

Our web site address is www.rymanhp.com. We make available free of charge through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, definitive proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information provided on our web site is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report. The public may also read and copy these materials at the SEC’s public reference room located at 100 F. Street, N.E., Washington, D.C. 20549 or on their website at www.sec.gov. Questions regarding the operation of the public reference room may be directed to the SEC at 1-800-732-0330.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of January 1, 2013. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION

Colin V. Reed	65	Chairman of the Board of Directors, Chief Executive Officer and President
Mark Fioravanti	51	Executive Vice President and Chief Financial Officer
Rod Connor	60	Senior Vice President and Chief Administrative Officer
Bennett Westbrook	46	Senior Vice President of Investments and Design and Construction
Patrick Chaffin	39	Senior Vice President of Asset Management
Scott J. Lynn	39	Senior Vice President, General Counsel and Secretary
Jennifer Hutcheson	35	Vice President and Corporate Controller

The following is additional information with respect to the above-named executive officers.

Colin V. Reed has served as Chief Executive Officer and a director of the Company since April 2001, and Mr. Reed was also elected Chairman of the Board of Directors of the Company in May 2005. Until November 2008, and then again beginning November 2012, Mr. Reed also served as President of the Company. Prior to joining the Company, Mr. Reed had served as a member of the three-executive Office of the President of Harrah’s Entertainment, Inc. since May 1999, and he had served as Harrah’s Chief Financial Officer since April 1997. Mr. Reed also was a director of Harrah’s from 1998 to May 2001. Mr. Reed served in a variety of other management positions with Harrah’s and its predecessor, Holiday Corp., since 1977. Mr. Reed is a director of First Horizon National Corporation.

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

Rod Connor is the Senior Vice President and Chief Administrative Officer of the Company, a position he has held since September 2003. From January 2002 to September 2003, he was Senior Vice President of Risk Management and Administration. From December 1997 to January 2002, Mr. Connor was Senior Vice President and Chief Administrative Officer. From February 1995 to December 1997, he was the Vice President and Corporate Controller of the Company. Mr. Connor has been an employee of the Company for over 39 years. Mr. Connor, who is a certified public accountant, has a B.S. degree in accounting from the University of Tennessee. On October 4, 2012, Mr. Connor notified the Company of his retirement, effective March 2, 2013.

Bennett Westbrook is Senior Vice President of Investments and Design and Construction for the Company and leads the Company’s acquisition, development, and design and construction efforts on hospitality projects and other real estate and investment-related projects. Prior to joining the Company in 2001, Mr. Westbrook was Corporate Director of Development at Harrah’s Entertainment, Inc. (now Caesar’s Entertainment) from 2000-2001, Regional Real Estate Manager for Federated Department Stores (now Macy’s, Inc.) from 1997-2000, and Director of Development at Harrah’s Entertainment, Inc from 1994-1997. Mr. Westbrook earned both his B.A. degree in Political Science and MBA degree at Vanderbilt University.

Patrick Chaffin is Senior Vice President of Asset Management for Ryman Hospitality Properties, a position he has held since January 2013. In this role, Mr. Chaffin’s primary focus is oversight of management of the Gaylord Hotels brand of resort and convention center assets. From January 2007 to December 2012, he led the strategic planning, operations analysis and investor relations functions for Gaylord Entertainment. Prior to its sale in June 2007, Mr. Chaffin served as the head of finance for ResortQuest International, formerly a division of Gaylord Entertainment. Prior to joining Gaylord Entertainment in January 2005, Mr. Chaffin worked for General Motors Corporation for 9 years serving in a variety of corporate and manufacturing positions. Mr. Chaffin earned a B.S. degree from Lipscomb University and an MBA from the Owen Graduate School of Management at Vanderbilt University.

Scott J. Lynn is the Senior Vice President, General Counsel and Secretary of the Company, a position he has held since January 2013. From August 2003 to January 2013, he served as the Company’s Associate General Counsel. From May 2002 to August 2003, Mr. Lynn was Senior Counsel at Progeny Marketing Innovations, a subsidiary of Cendant Corporation. From August 1998 to May 2002, Mr. Lynn was an associate at the law firm of Stokes & Bartholomew, P.A. Mr. Lynn is a graduate of the Vanderbilt University School of Law and Tennessee Technological University.

Jennifer Hutcheson is the Vice President and Corporate Controller of the Company, a position she has held since January 2013. From March 2006 to December 2012, she served as the Company’s Vice President of Accounting and Tax. From May 2004 to March 2006, she served as the Company’s Director of Corporate Accounting. From August 2002 to April 2004, she was the Corporate Accounting Manager at Private Business Inc. (now Goldleaf Financial Solutions Inc.). Prior to that time, she was an auditor with Ernst & Young LLP and Arthur Andersen. Ms. Hutcheson, who is a certified public accountant, has a B.S. degree in accounting from Tennessee Technological University and an MBA from the Owen Graduate School of Management at Vanderbilt University.

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

Pursuant to our 2012 restructuring, we took the steps necessary to elect to be treated as a REIT for tax purposes, effective for the taxable year ending December 31, 2013. To qualify as a REIT, we plan to hold our non-qualifying REIT assets in one or more TRSs. These non-qualifying REIT assets consist principally of non-real estate assets related to our Hospitality segment and the assets related to our Opry and Attractions segment as historically structured and operated.

If, in any taxable year, we fail to qualify for taxation as a REIT, and are not entitled to relief under the Internal Revenue Code of 1986, as amended (the “Code”):

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income; and

•	we would be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.

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

If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate certain assets to pay any additional tax liability. Accordingly, funds available for investment or distribution to stockholders would be reduced.

REIT qualification involves the application of highly technical and complex provisions of the Code to our operations, as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although we plan to operate in a manner consistent with the REIT qualification rules, we cannot assure you that we will so qualify or remain so qualified.

As a REIT, failure to make required distributions to our stockholders would subject us to federal and state corporate income tax.

Prior to 2012, we had not paid a cash distribution on our common stock since 1999. We intend to declare regular quarterly distributions commencing with the first quarter of 2013, the amount of which will be determined, and will be subject to adjustment, by our board of directors. Our board of directors has approved a dividend policy pursuant to which we will pay a quarterly cash dividend in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) or 100% of REIT taxable income on an annual basis, whichever is greater. This dividend policy may be altered at any time by our board of directors and certain provisions of our debt agreements may prohibit us from paying dividends in accordance with the policy. To qualify and be taxed as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income, and may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal and state income tax purposes, or the effect of nondeductible expenditures.

To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal and state corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Code.

Covenants in our current and future debt instruments may limit our ability to make required distributions to our stockholders in accordance with our announced intended dividend policy.

Our $925 million credit facility imposes, and future financing agreements are likely to impose, operating and financial restrictions on our activities, including restrictions on the payment of dividends. These restrictions may prevent us from making distributions to our stockholders in accordance with our announced intended dividend policy.

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. Thus, compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing. In addition, as a REIT, we may face investor pressures to not pursue growth opportunities that are not immediately accretive.

We conduct a significant portion of our business activities, including those currently operated within our Opry and Attractions segment, through TRSs. Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other non-qualifying assets. This limitation may affect our ability to make additional investments in our Opry and Attractions segment as historically structured and operated or in other non-REIT qualifying operations or assets. To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may otherwise be invested in future acquisitions, capital expenditures or repayment of debt, and it is possible that we might be required to borrow funds, sell assets or issue equity to fund these distributions, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings.

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

In order for the lease payments by our TRS lessees to our property-owning subsidiaries to qualify for purposes of the gross income tests, the lease or sublease must be considered a true lease for federal income tax purposes and must not be treated as a service contract, joint venture, or some other type of arrangement. We believe we have structured our leases and subleases of our hotel properties to our TRS lessees so that the leases will be considered true leases for federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization.

If Marriott or any future third-party hotel manager fails to qualify as an “eligible independent contractor,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

Rent paid by a lessee or sublessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We lease or sublease our hotel properties to TRS lessees, and such TRS lessees have engaged Marriott as a third-party hotel manager. We believe Marriott and any other third-party hotel manager that our TRS lessees may engage in the future will qualify as “eligible independent contractors” for federal income tax purposes. Among other requirements, to qualify as an “eligible independent contractor,” the third-party hotel manager must not own, directly or through its stockholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the third-party hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by the third-party hotel manager and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a third-party hotel manager to qualify as an “eligible independent contractor,” such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS lessee. We believe that Marriott operates “qualified lodging facilities” for certain persons who are not related to us or our TRSs, and Marriott has agreed in the hotel management agreements that it, or its affiliates, are eligible independent contractors and will maintain such status. However, no assurances can be provided that Marriott or any other hotel managers that we may engage in the future will in fact comply with this requirement. Failure to comply with this requirement would require us to find other third-party hotel managers for future contracts, and, if we hired a third-party hotel manager without knowledge of the failure, it could jeopardize our status as a REIT.

Finally, each property with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. We believe that our current hotel properties are “qualified lodging facilities.” Although we intend to monitor future acquisitions and improvements of properties, REIT provisions of the Code provide only limited guidance for making determinations under the requirements for “qualified lodging facilities,” and there can be no assurance that these requirements will be satisfied.

Our cash distributions are not guaranteed and may fluctuate.

A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders. Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments and plans for future acquisitions and divestitures. Our board of directors has approved a dividend policy pursuant to which we will pay a quarterly cash dividend based on an annualized amount of at least 50% of adjusted funds from operations (as defined by us) or 100% of REIT taxable income on an annual basis, whichever is greater. The dividend policy may be altered at any time by our board of directors and certain provisions of our debt agreements may prohibit us from paying dividends in accordance with the policy. Consequently, our distribution levels may fluctuate.

There are uncertainties relating to the estimate of our special dividend paid on December 21, 2012.

To qualify for taxation as a REIT effective for the year ended December 31, 2013, we are required to distribute to our stockholders our undistributed accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2013. To satisfy this requirement, on November 2, 2012, our board of directors declared a special dividend in the amount of $6.84 per share of common stock, or an aggregate of approximately $309.8 million to stockholders of record as of the close of business on November 13, 2012, payable on December 21, 2012 in a combination of cash and stock, as elected by stockholders. We believe that the total value of the special dividend was sufficient to fully distribute our accumulated earnings and profits and that a portion of the special dividend exceeded our accumulated earnings and profits. However, the amount of our undistributed accumulated earnings and profits is a complex factual and legal determination. We may have had less than complete information at the time we estimated our earnings and profits or may have interpreted the applicable law differently from the IRS. Substantial uncertainties exist relating to the computation of our undistributed accumulated earnings and profits, including the possibility that the IRS could, in auditing tax years through 2012, successfully assert that our taxable income should be increased, which could increase our pre-REIT accumulated earnings and profits. Thus, we may fail to satisfy the requirement that we distribute all of our pre-REIT accumulated earnings and profits by the close of our first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of our pre-REIT accumulated earnings and profits, we cannot now determine whether we will be able to take advantage of them or the economic impact to us of doing so.

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

Our business related to the non-real estate assets of our Hospitality segment and the assets of our Opry and Attractions segment is conducted through wholly-owned TRSs because these activities could generate non-qualifying REIT income as historically structured and operated. Those TRS assets and operations continue to be subject, as applicable, to federal and state corporate income taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our available cash. In addition, net operating losses in any of our TRSs generally will not provide any tax benefit, except for use against current or future taxable income in the TRSs.

We are also subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on all or a portion of the gain recognized from a sale of assets occurring within a specified period (generally, ten years) after the REIT conversion is completed, to the extent of the built-in gain based on the fair market value of those assets on the effective date of the REIT election in excess of our then tax basis. That tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of January 1, 2013. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

In addition, the IRS and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for taxable years prior to the time we qualified as a REIT, in which case we will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in pre-REIT accumulated earnings and profits, which could cause us to pay an additional taxable distribution to our stockholders after the relevant determination.

Complying with REIT requirements may limit our ability to hedge effectively and increase the costs of our hedging, and may cause us to incur tax liabilities.

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

We have little experience operating as a REIT, which may adversely affect our financial condition, results of operations, the market price of our common stock and our ability to satisfy debt service obligations and make distributions to our stockholders.

Our senior management team has little experience operating a REIT. We cannot assure you that our past experience will be sufficient to operate our company successfully as a REIT. Failure to maintain REIT status could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to satisfy debt service obligations and make distributions to our stockholders.

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

Our Charter provides that the board of directors may revoke or otherwise terminate the REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a tax deduction with respect to distributions to our stockholders in computing our taxable income, and we will be subject to federal and state income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our total return to our stockholders.

If our third-party hotel managers do not manage our hotel properties or other businesses successfully, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders may be negatively impacted.

Due to federal income tax laws that restrict REITs from operating and managing hotels, we do not operate or manage any of our hotel properties as a REIT. We lease or sublease our hotel properties to TRSs, and such TRS lessees have engaged Marriott as a third-party hotel manager pursuant to hotel management agreements. Marriott assumed management of the day-to-day operations of our Gaylord Hotels properties effective October 1, 2012, and of the Inn at Opryland effective December 1, 2012. We will identify third-party hotel managers to operate and manage any hotels that we acquire in the future. Our third-party hotel managers will be responsible for the day-to-day management of our hotel properties, including, but not limited to, implementing significant operating decisions, setting rates for rooms and meeting space, controlling revenue and expenditures, collecting accounts receivable, and recruiting, employing and supervising employees at our hotel properties. We will not have the authority to require our third-party hotel managers to operate our hotel properties in a particular manner, although we will have consent and approval rights for certain matters under our hotel management agreements with Marriott, subject to the limitations described therein. As a result, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders are largely dependent on the ability of our third-party hotel managers to operate our hotel properties successfully. Any failure by our third-party hotel managers to provide quality services and amenities or to maintain and protect a quality brand name and reputation could have a negative impact on their ability to operate and manage our hotel properties successfully and could negatively impact our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

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

Even if we believe our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory operational metrics, we will have limited ability to require our third-party hotel managers to change their method of operation of our hotel properties. We generally will attempt to resolve issues with third-party hotel managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution or arbitration. We would be able to seek redress only if a third-party hotel manager violates the terms of the applicable hotel management agreement, and then only to the extent of the remedies provided for under the terms of the hotel management agreement. Additionally, in the event we need to replace any of our third-party hotel managers, we may experience significant business disruptions at the affected hotel properties, and may be liable, under certain circumstances, for significant damages and/or be required to make certain payments to our third-party managers.

The operation and management of our current hotel properties, the operation of which generates substantially all our Hospitality segment revenue, is concentrated in Marriott.

Our current hotel properties, the operation of which generates substantially all our Hospitality segment revenue, are operated and managed by Marriott. As a result, our operational risk is concentrated in one third-party hotel manager, which makes us more vulnerable economically to any weakness of Marriott than if we entered into hotel management agreements with several third-party hotel managers. We cannot assure you that Marriott will satisfy its obligations to us or successfully operate and manage our current hotel properties. Any adverse developments in Marriott’s business and affairs, financial strength or ability to operate and manage our current hotel properties successfully could materially reduce our revenues and net income, which could in turn reduce the amount of distributions to our stockholders. Additionally, we rely on the resources of and financial information provided by Marriott to report the financial results of our hotel properties. A failure by Marriott to accurately report the financial results of our hotel properties could materially affect our understanding of the hotel properties’ performance as well as our ability to accurately report on the hotel properties’ performance. Further, Marriott now owns the Gaylord Hotels brand and trademarks, and a failure on their part to maintain quality standards could harm the brand and damage our business.

We may not realize revenue enhancements and cost synergies as a result of transitioning the management of our hotels to Marriott to the degree or as soon as we anticipate.

Revenue growth and cost synergies for our hotel operations are largely dependent on the efforts of Marriott. The results of Marriott’s efforts to leverage its rewards program, customer channels and brands, as well as its management of demand for rooms, meeting space and banquets, may not result in revenue growth to the extent or in the timeframe we anticipate. In addition, Marriott’s efforts to reduce hotel-level costs may not result in long-term cost savings in the amounts that we anticipate. Further, we may not be able to identify additional opportunities to implement costs improvement strategies at the corporate level.

Restrictive covenants and other provisions in our hotel management agreements with third-party hotel managers could limit our ability to sell or lease our hotel properties or refinance our existing debt.

Our hotel management agreements with Marriott contain, and we anticipate that hotel management agreements with our future third-party hotel managers will contain, restrictive covenants that limit our flexibility to sell or lease our hotel properties. For example, we may not sell or lease our current hotel properties to a competitor of Marriott (as defined in our management agreements with Marriott), and any purchaser or lessee must have, in Marriott’s judgment, sufficient financial resources and liquidity to fulfill our obligations under the hotel management agreements. Such restrictions on our ability to sell or lease our hotel properties could negatively affect the marketability of our hotel properties and restrict our ability to refinance our existing debt secured by our hotel properties.

Marriott and any future third-party hotel manager may own or operate hotels that compete with our hotel properties.

Our third-party hotel managers may own or operate hotels that compete with our current hotel properties and any hotel properties that we acquire, which may result in a conflict of interest. For example, Marriott and its affiliates own, have invested in, operate, and have provided credit support or operating guarantees to hotels that compete or will compete with our current hotel properties, including the Marriott Orlando World Center, which competes with Gaylord Palms, and the Washington Marriott Marquis, a hotel currently under construction that will compete with Gaylord National. As a result, our third-party hotel managers may make decisions regarding competing hotel properties that are not or would not be in our best interest. In addition, such third-party hotel managers’ operation of other hotels may divert attention away from the operation and management of our hotel properties.

Our concentration in the hospitality industry, and in particular the group-oriented meetings sector of the hospitality industry, exposes us to certain risks outside of our and Marriott’s control.

Our primary business is hotel-related, and our current hotel properties, the operation of which generates substantially all our Hospitality segment revenue, are concentrated in the group-oriented meetings sector of the hospitality industry. Therefore, a downturn in the lodging industry, in general, and the group-oriented meetings sector, in particular, would have a material adverse effect on our financial condition, results of operations, the market price of our common stock and our ability to service debt and make distributions to our stockholders.

The ability of Marriott to successfully operate and manage our current hotel properties and convention business is subject to factors beyond our and their control, which could reduce the revenue and operating income of these properties. These factors include:

•	the desirability and perceived attractiveness of the Nashville, Tennessee; Orlando, Florida; Dallas, Texas; and Washington D.C. areas as tourist and convention destinations;

•	adverse changes in the national economy and in the levels of tourism and convention business that are affecting our current hotel properties;

•	the level of governmental group business, which may decrease due to the uncertainty surrounding the U.S. government budget;

•	Marriott’s ability to attract group convention business;

•	Marriott’s ability to contract for and collect attrition and cancellation fees from groups that do not fulfill minimum stay or spending requirements;

•	the opening of other new hotels could impact the group convention business at our current hotel properties;

•

the highly competitive nature of the hotel, tourism and convention business in which our hotel properties operate, including the fact that we compete for convention business with publicly-financed civic convention centers;

•

the susceptibility of group convention business to reduced levels of demand during the year-end holiday periods, which Marriott may not be able to offset by attracting sufficient general tourism guests;

•	the financial condition of the airline and other transportation-related industries and the resulting impact on travel; and

•	organized labor activities, which could cause a diversion of business from our hotels involved in labor negotiations and loss of group business.

These factors could reduce the revenues and net operating profits of our TRS lessees, which in turn could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to service debt and make distributions to our stockholders.

Due to the geographic concentration of our current hotel properties, we are subject to a greater degree of risk to certain factors.

Due to the geographic concentration of our current hotel properties, we are subject to a greater degree of risk to factors, including:

•	local economic and competitive conditions;

•	natural and other disasters;

•	a decline in air passenger travel due to higher ticket costs or fears concerning air travel;

•	a decline in the attractiveness of the areas in which our hotels are located as a convention and tourism destination; and

•

a decrease in convention and meeting business at any of our properties. Any of these could negatively affect our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

There is no assurance that the recent reorganization within and downsizing of our executive management team will not adversely affect our operations.

We depend on the efforts and expertise of our executive management team to manage our day-to-day operations and strategic business direction. In connection with the REIT conversion, we reorganized and reduced the number of members of our executive management team and other employees within the Corporate and Other segment to reflect the fact that we no longer operate or manage our hotel properties, which has resulted in our having a more streamlined corporate overhead and executive management structure. There is no assurance that the reorganization and reductions will not adversely affect our operations following our conversion to a REIT, including in connection with our Opry and Attractions segment, certain parts of which we will continue to operate and manage.

We may be unable to successfully identify and complete future acquisitions, and our previously announced developments will not be pursued in the form we previously anticipated.

Acquisitions of other hotels, particularly in the group-oriented meetings sector of the hospitality industry, either alone or through joint venture or alliances with one or more third parties, are part of our long-term growth strategy. We may be unable to successfully identify or complete future acquisitions at acceptable prices and terms or, if we are able to find favorable acquisition targets, we may not be able to obtain financing on acceptable terms or secure beneficial joint ventures or alliances. We will evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope.

In addition, we no longer view independent large scale development of resort and convention hotels as a means of our growth. As a result, we will not proceed with our previously announced Aurora, Colorado and other potential development projects in the form we previously anticipated. While we continue to view Aurora as a viable market, we have concluded that if and when our participation in the project moves forward, it should proceed under the direction and leadership of an unrelated third party who will most likely use its own resources to complete the project.

The hotel business is capital-intensive, and our inability to obtain financing or successfully complete acquisitions or capital improvements could limit our growth.

Acquisitions of hotels will require significant capital expenditures, and hotels that we acquire may need renovations and capital improvements at the time of acquisition. All of our hotel properties will require periodic capital expenditures and renovation to remain competitive. If any hotels that we acquire are subject to franchise agreements, the franchisors of these hotels may also require periodic capital improvements as a condition to our maintaining the franchise licenses. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and net of capital gains) each year to maintain our qualification as a REIT for federal income tax purposes. As a result, our ability to fund acquisitions or capital expenditures through any retained earnings will be limited. Consequently, we will rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Our ability to grow through acquisitions will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

In addition, capital improvements may give rise to the following risks:

•	possible environmental problems;

•	construction cost overruns and delays;

•	the possibility that revenues will be reduced while rooms, restaurants or other facilities are out of service due to capital improvement projects;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on attractive terms; and

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

The costs of renovations and capital improvements could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to service debt and make distributions to our stockholders.

Our TRS lessee structure will subject us to the risk of increased hotel operating expenses and the inability of our TRS lessees to make lease payments to us.

Our leases with our TRS lessees will require our TRS lessees to make lease payments to us based in part on gross revenues from our hotel properties. Our operating risks will include decreases in revenues at our hotel properties and increases in operating expenses of our hotel properties. Decreases in revenues or increases in operating expenses could adversely affect our TRS lessees’ ability to make lease payments due under the leases, including, but not limited to, increases in wage and benefit costs, repair and maintenance expenses, property taxes, insurance costs, and other operating expenses. Increases in those operating expenses can have a significant adverse impact on our financial condition, results of operations, the market price of our common stock, and our ability to service debt and make distributions to our stockholders.

In addition, our TRS lessees’ ability to make lease payments will be affected by factors beyond their control, such as changes in general economic conditions, the level of demand for hotels and the related services of our hotel properties, competition in the lodging and hospitality industry, the third-party managers’ ability to maintain and increase gross revenue at our hotel properties and other factors relating to the operations of our hotel properties.

Our substantial debt could reduce our cash flow and limit our business activities.

We currently have a significant amount of debt. As of December 31, 2012, we had approximately $1.0 billion of total debt, all of which is currently scheduled to mature in 2014 and 2015. On January 17, 2013, we redeemed all of our remaining 6.75% senior notes at par at a cost of $152.2 million. We may incur additional debt in connection with our potential expansions of Gaylord Palms and/or Gaylord Texan or any additional hotel acquisitions, development, renovations, or capital improvement.

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

In addition, the terms of our $925 million credit facility allow, and instruments governing any new debt may allow, us to incur substantial amounts of additional debt subject to certain limitations. Any such additional debt could increase the risks associated with our substantial leverage. Although our earnings were sufficient to cover fixed charges in 2011, our substantial leverage is evidenced by our earnings being insufficient to cover fixed charges by $25.5 million and $130.4 million in 2012 and 2010, respectively. At the time any principal amount of our indebtedness is due, we may not have cash available to pay this amount, and we may not be able to refinance our indebtedness on favorable terms, or at all.

We will be required to refinance our debt before it matures and there is no assurance that we will be able to refinance our debt on acceptable terms.

Our outstanding 3.75% convertible senior notes mature on October 1, 2014. On or before the maturity date, we may or may not have cash available to pay amounts due, and we may be required to refinance the notes. Currently, the revolving loans, letters of credit and term loans under our $925 million credit facility mature on August 1, 2015, and we will be required to refinance this facility prior to such date.

Our ability to refinance our $925 million credit facility and our outstanding 3.75% convertible senior notes on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms, selling one or more hotel properties at unattractive prices or on disadvantageous terms, or defaulting on mortgages and allowing our lenders to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

To service our debt and pay other obligations, we will require a significant amount of cash, which may not be available to us.

Our ability to make payments on, or repay or refinance, our debt, including our obligations under our convertible senior notes and any future debt we may incur, and to fund planned capital expenditures will depend largely upon our future operating performance and our ability to generate cash from operations. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt and other obligations will depend on the satisfaction of the covenants and financial ratios in our senior credit facility and our other debt agreements, including other agreements we may enter into in the future. Our business may not generate sufficient cash flow from operations or we may not have future borrowings available to us under our credit facility or from other sources in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

The agreements governing our debt contain various covenants that may limit our ability to operate our business and impair our ability to make distributions to our stockholders.

Our existing financial agreements, including our $925 million credit facility impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities, including our ability to make distributions to any stockholder. Our $925 million credit facility currently requires us to comply with or maintain certain financial tests and ratios, including minimum consolidated tangible net worth, minimum fixed charge coverage ratio, minimum implied debt service coverage ratio and maximum funded debt to asset value ratio, and our $925 million credit facility limits or prohibits our ability to, among other things:

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

In addition, the indenture governing our 3.75% convertible senior notes restricts mergers under specified circumstances, may require us to offer to purchase the convertible senior notes from the holders upon the occurrence of specified “fundamental changes,” and may require adjustments in the conversion ratio for the convertible senior notes as a result of dividends or specified “make-whole fundamental changes.” These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, mergers and acquisitions and other corporate opportunities. We do not believe the REIT conversion and the related transactions resulted in a fundamental change or a make-whole fundamental change.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt, including, in the case of our existing credit facility, our Gaylord Hotels properties. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to pay dividends, incur additional debt and to take other actions might significantly impair our ability to obtain other financing and to make distributions to our stockholders in accordance with our announced intended dividend policy.

Our indebtedness is secured by a substantial portion of our assets.

Subject to applicable laws and certain agreed-upon exceptions, our $925 million credit facility is secured by liens on the substantial majority of our assets, including mortgages on each of our Gaylord Hotels properties. In the event of a default under our $925 million credit facility, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.

We are a holding company and depend upon our subsidiaries’ cash flow to meet our debt service obligations.

We are a holding company and we conduct our operations through our subsidiaries, including our TRSs. As a result, our ability to meet our debt service obligations substantially depends upon our subsidiaries’ cash flows and payments of funds to us by our subsidiaries as dividends, loans, advances, leases or other payments. The payment of dividends and/or making of loans, advances, leases or other payments by our subsidiaries will be subject to the approval of those subsidiaries’ boards. Our subsidiaries’ ability to pay such dividends and/or make such loans, advances, leases or other payments may also be restricted by, among other things, applicable laws and regulations, current and future debt agreements and management agreements into which our subsidiaries may enter.

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

Environmental laws, ordinances and regulations of various federal, state, local and foreign governments regulate certain of our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under or in the properties we currently own or operate or those we previously owned or operated. Those laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead- or asbestos-containing materials. Similarly, the operation and closure of storage tanks are often regulated by federal, state, local and foreign laws. Finally, certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, sell or rent our real property. Existing governmental laws and regulations may be revised or new laws and regulations relating to climate change, air quality or other environmental and health concerns may be adopted or become applicable to us, which could affect the operations of our hotels and/or result in significant additional expense and operating restrictions. The costs to clean up a contaminated property, to defend a claim, or to comply with environmental laws could be material and could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders. Additionally, because we rely on third-party managers to operate our hotel properties and certain attractions, we have limited control over ensuring compliance at those locations with applicable environmental laws or regulations or approving certain remediation action taken by the manager to resolve such issues.

Compliance with the Americans with Disabilities Act could require us to incur substantial costs.

Under the Americans with Disabilities Act of 1990, as amended (the “ADA”), all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. Although we believe that our hotel properties substantially comply with present requirements of the ADA, we may be subject to audits or investigations of all of our hotels to determine our compliance, and one or more hotels may not be fully compliant with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotel properties and to make alterations as appropriate in this respect. If we are required to make substantial modifications to our hotel properties, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations, the market price of our common stock and amount of cash available for debt service or distributions to our stockholders could be adversely affected. Additionally, because we rely on third-party managers to operate our hotel properties and certain attractions, we have limited control over ensuring compliance at those locations with applicable ADA requirements or approving certain remediation action taken by the manager to resolve such issues.

We have invested in, and in the future may invest in, joint ventures or certain minority equity interest over which we may not have significant control, to or for which we may owe significant obligations and for which there is no readily available market, and these investments may not be profitable.

We may invest with third parties through partnerships, joint ventures or other entities, by acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These types of investments may not be liquid and we may have little or no rights, or ability, to exercise the direction or control of the respective enterprises. In connection with these investments, we may have obligations under certain guarantees related to such investments. The ultimate value of any joint ventures or minority investments will be dependent upon the efforts of others over an extended period of time. The nature of our interests and the absence of a readily available market for those interests restrict our ability to dispose of them. Our lack of control over the management of any business in which we are a joint owner or minority investor and the lack of a readily available market to sell our interest in these businesses may cause us to recognize a loss on our investment in these businesses or to incur costs or liabilities that we do not control, but for which we may be required to contribute capital or satisfy financial commitments. These arrangements are subject to uncertainties and risks, including those related to conflicting joint venture partner interests and to our joint venture partners failing to meet their financial or other obligations.

As an owner of hotel properties and operator of leisure businesses, we are subject to risks relating to acts of God, terrorist activity and war.

Our operating income and ability to make distributions to our stockholders may be reduced by acts of God, such as natural disasters or acts of terrorism, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Gaylord Opryland, which is located adjacent to the Cumberland River and is protected by levees built to sustain a 100-year flood, suffered flood damage on May 3, 2010 as the river rose to levels that over-topped the levees. In response to the flood, we have increased the per occurrence flood insurance limit for our Gaylord Opryland hotel to $150 million. We have also completed enhancements to the levees that protect the hotel to increase the height of the levees. While we believe these steps are reasonable given the likelihood of flood damage at Gaylord Opryland, there can be no assurances that flooding will not occur at Gaylord Opryland in the future. In addition, in January of 2007, the Army Corps of Engineers announced that the Wolf Creek Dam on Lake Cumberland in Kentucky was at risk for structural failure. Although the Corps is taking action, including lowering the water level at Lake Cumberland and making structural repairs to the dam to reduce the chances of a dam breach, a significant portion of our Gaylord Opryland property in Nashville is in the Cumberland River flood plain and would be at risk if the dam should fail. Some types of losses, such as from flood, earthquake, terrorism and environmental hazards, may be either uninsurable, subject to sublimit, or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty, may cause our future results to differ materially from anticipated results.

We are subject to risks associated with our hotel managers’ employment of hotel personnel, particularly with hotels whose managers employ unionized labor, which could increase our hotels’ operating costs, reduce the flexibility of our third-party hotel managers to adjust the size of the workforce at our hotel properties and impair our ability to make distributions to our shareholders.

Our third-party hotel managers are responsible for hiring and maintaining the labor force at each of our hotel properties. Although we do not employ or manage employees at our hotel properties, we are subject to many of the costs and risks generally associated with the hotel labor force, including at those of our hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our third-party hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the third-party hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.

Any failure to protect our trademarks and intellectual property could reduce the value of our brand names and harm our business.

The reputation and perception of our brands is critical to our success. If our trademarks or intellectual property are copied or used without authorization, the value of our brands, their reputation, our competitive advantages and our goodwill could be harmed. We regularly apply to register our trademarks in the United States. However, we cannot assure you that those trademark registrations will be granted or that the steps we take to protect our trademarks or intellectual property in the United States will be adequate to prevent others, including third parties or former employees, from copying or using our trademarks or intellectual property without authorization. Our intellectual property is also vulnerable to unauthorized use in some countries outside the United States, where local law may not adequately protect it.

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

In addition, third-party infringement of the Gaylord Hotels marks now owned by Marriott, or the failure to enforce rights to the marks, could be damaging to our business.

Hospitality companies have been the target of class actions and other lawsuits alleging violations of federal and state law and other claims, and we may be subject to legal claims.

Our operating income and profits may be reduced by legal or governmental proceedings brought by or on behalf of our employees, customers or other third parties. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and other alleged violations of law. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time, and we cannot assure you that we will not incur substantial damages and expenses resulting from lawsuits of this type or other claims, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, because we rely on third-party managers to operate our hotel properties and certain attractions, we have limited control over defending lawsuits of this type or other claims.

Even as a REIT, changes in federal, state, or local tax law, interpretations of existing tax law or agreements with tax authorities could affect our profitability and financial condition by increasing our tax costs.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), was enacted. Among other things, the Health Reform Law contains provisions that affect employer-sponsored health plans and impose excise and other taxes and fees with respect to certain plans. Pursuant to our management agreements, our third-party managers may pass certain health care costs for employees working at our properties through to us. As such, the provisions of the Health Reform Law may significantly raise our and our third-party managers’ employee health benefits costs and/or alter the benefits we or our third-party managers are required to provide to our respective employees. We continue to review provisions of the Health Reform Law and their impact on employer-sponsored plans. Costs associated with compliance with the Health Reform Law are currently difficult to estimate, but we anticipate increased expenses relating to our and our third-party managers’ company-sponsored plans. If we or our third-party hotel managers are not able to limit or offset future cost increases, those costs could have an adverse affect on our results of operations.

Current economic conditions may reduce demand for hotel properties and adversely affect hotel profitability.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate travel budgets and consumer demand due to adverse general economic conditions, such as declines in U.S. GDP, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our hotel properties and therefore the net operating profits of our TRS lessees to whom we lease our hotel properties. The recent global economic downturn led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.

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

Our hotel properties have different economic characteristics than many other real estate assets, and a hotel REIT is structured differently than many other types of REITs. A typical office property owner, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. Our TRS lessees, on the other hand, do not enter into a lease with a third-party hotel manager. Instead, our TRS lessees engage our third-party managers pursuant to hotel management agreements and pay the third-party hotel managers fees for managing our hotel properties. The TRS lessees receive all the operating profit or losses at our hotel properties, net of fees and reimbursements. Moreover, virtually all hotel guests stay at a hotel for only a few nights at a time, so the rate and occupancy at each of our hotel properties changes every day. As a result, we may have highly volatile earnings.

In addition, our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our or a manager’s control, including the following:

•	competition from other hotel properties and publicly-financed civic convention centers in our markets;

•	over-building of hotels in our markets, which could adversely affect occupancy and revenues at our hotel properties;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

•	the impact of the use of Internet travel intermediaries by consumers;

•

unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters, such as hurricanes and earthquakes;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotels and real estate, as discussed in more detail below.

These factors could reduce the net operating profits of our TRS lessees, which in turn could adversely affect the amount of frequency of distributions we make to our stockholders and our ability to service our debt.

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

We may decide in the future to sell one or more of our hotel properties. We cannot predict whether we will be able to sell any hotel property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property. Further, as a REIT, we are subject to a 100% excise tax on net income derived from prohibited transactions, including the sale of property (other than foreclosure property) held primarily for sale to customers in the ordinary course. There can be no assurances that the IRS will not contend that the sale of a hotel is subject to this 100% excise tax.

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

Our organizational documents and Delaware law could make it difficult for a third party to acquire control of us.

Our Charter and our Bylaws contain provisions that could delay, deter or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions:

•	impose restrictions on transfer and ownership of our common stock that are designed to assist us in maintaining our status as a REIT;

•

authorize us to issue “blank check” preferred stock, which is preferred stock that can be created and issued by our board of directors, without stockholder approval, with rights senior to those of common stock;

•	establish advance notice requirements for submitting nominations for election to our board of directors and for proposing matters that can be acted upon by stockholders at meetings;

•	provide that special meetings of stockholders may be called only by our chairman or by a majority of the members of our board of directors;

•	prohibit stockholder actions taken on written consent; and

•	impose restrictions on ownership of common stock by certain persons (including non-United States persons) due to our ownership of a radio station.

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

To qualify and remain qualified as a REIT, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include various kinds of entities) during the last half of any taxable year. To assist us in qualifying as a REIT, our Charter contains a share ownership limit. Generally, any of our shares owned by affiliated owners will be added together for purposes of the share ownership limit. This share ownership limit provides that (subject to certain exceptions) no person may beneficially own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8%, in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock, or any class or series of our capital stock. If anyone transfers shares in a manner that would violate the share ownership limit or prevent us from qualifying as a REIT, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the share ownership limit or we will consider the transfer to be null and void from the outset, and the intended transferee of those shares will be deemed never to have owned the shares.

Our Charter also prohibits the ownership of shares by any person or entity if such would violate or otherwise be inconsistent with federal communications laws or regulations pertaining to the ownership of television or radio stations, cable television or other radio authorizations by (i) foreign persons or entities, (ii) persons or entities having interests in television or radio broadcast stations, newspapers or cable television systems, and (iii) entities seeking direct or indirect control of us without prior federal regulatory approval. In the event of a transfer that would result in a violation or inconsistency with federal communications laws or regulations we may refuse to permit the transfer, suspend the rights of share ownership as necessary to prohibit the violation or inconsistency, or redeem the shares. Anyone who acquires shares in violation of the share ownership limit or the other restrictions on transfer in the our Charter bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our shares falls between the date of purchase and the date of redemption or sale. In addition, these ownership limitations may prevent an acquisition of control of us by a third party without the approval of our board of directors, even if our stockholders believe the change of control is in their interest.

The ability of our board of directors to change our major policies without the consent of stockholders may not be in our stockholders’ interest.

Our board of directors determines our major policies, including policies and guidelines relating to our acquisitions, leverage, financing, growth, qualification as a REIT and distributions to our stockholders. Our board of directors may amend or revise these and other policies and guidelines from time to time without the vote or consent of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies and those changes could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

We may not have sufficient funds to make cash distributions to stockholders at intended payment levels, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

As a REIT, we will generally be required to distribute to our stockholders at least 90% of our REIT taxable income (subject to certain adjustments and excluding any net capital gains) each year for us to maintain our qualification as a REIT under the Code, which requirement we currently intend to satisfy, and we must distribute 100% of our REIT taxable income, including capital gains, to eliminate federal corporate income tax liability. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income.

Subject to maintaining our REIT qualification, we intend to make regular quarterly distributions to our stockholders, but no assurances can be made as to the amount of distributions in the future. We have also announced our intention to make distributions at specified minimum levels. Our board of directors may alter our dividend policy at any time and will have the sole discretion to determine the timing, form and amount of any distributions to our stockholders. Among the factors that could impair our ability to make distributions to our stockholders are:

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

In addition, distributions that we make to our stockholders will generally be taxable to our stockholders as ordinary income and will generally not be eligible for reduced rates applicable to “qualified” dividend income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gains income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

The market price of our common stock may vary substantially.

The trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates and other factors. One of the factors that may influence the market price of our common stock is the annual yield from distributions on our common stock as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our shares to demand a higher annual yield and choose other investments, which could reduce the market price of our common stock.

Other factors that could affect the market price of our common stock include the following:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in the hotel or real estate industries;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities in the future;

•	dilution or potential or perceived dilution from our convertible notes;

•	disputes with our hotel managers;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

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

Our 3.75% convertible senior notes are convertible at the option of the holders during the first quarter of 2013. The notes may remain or again become convertible in other future calendar quarters if the closing market price of our common stock exceeds 120% of the then effective conversion price for at least 20 trading days during the 30 consecutive trading day period immediately prior to the beginning of such calendar quarter.

Upon the conversion of our 3.75% convertible senior notes, we may elect, at our option, to deliver shares of common stock, cash, or a combination of cash and shares of common stock in satisfaction of our conversion obligations. We intend to settle the face value of any notes that are converted in cash. Any shares of common stock that we elect to issue upon conversion of the notes will dilute the ownership interests of our stockholders, and any sales in the public market of the common stock issued upon such conversion could adversely affect the market price of our common stock. The conversion rate of our 3.75% convertible senior notes will be adjusted in connection with any special or regular dividends we pay pursuant to customary anti-dilution provisions of the indenture governing the 3.75% convertible senior notes, which will result in additional shares of our common stock becoming issuable upon conversion of the 3.75% convertible senior notes.

In addition, we entered into note hedge transactions with various financial institutions at the time of issuance of the 3.75% convertible senior notes, intended to reduce potential dilution with respect to our common stock upon conversion of the notes. We also entered into separate warrant transactions with the same financial institutions. The warrant transactions could separately have a dilutive effect on our earnings per share to the extent that the market price of our common stock exceeds the strike price of the warrants. The number of shares covered by and the strike price of the options and warrants purchased and entered into in connection with the note hedge transactions may also be adjusted upon the payment of any special or regular dividends pursuant to customary anti-dilution provisions.

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

The effect, if any, of any of these transactions and activities on the market price of our common stock or the 3.75% convertible senior notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the market price of our common stock. Based on the current market price for our common stock and the effective conversion price per share of the convertible notes, our note hedge and warrant transactions would be insufficient to prevent dilution to our stockholders if the notes are converted and we settle the face value of the notes in cash and the remainder of the value in shares of common stock. If all of the notes were converted and we settled the face value of the notes in cash and the remainder of the value in shares of our common stock, we would be obligated to issue approximately 6.0 million shares of common stock, net of the effect of our note hedge and warrant transactions, assuming a volume-weighted average trading price of our common stock of $43.00 per share for each day of the 45-day settlement period for the notes preceding the settlement date and for each of the 90 expiration dates for portions of the warrants.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Hospitality Segment

Hotel	Location	Rooms	Meeting, Exhibit and Pre-Function Space
Gaylord Opryland	Nashville, TN	2,882	640,000
Gaylord National	National Harbor, MD (Washington, DC area)	1,996	470,000
Gaylord Palms	Kissimmee, FL (Orlando area)	1,406	400,000
Gaylord Texan	Grapevine, TX (Dallas area)	1,511	400,000
Inn at Opryland	Nashville, TN	303	14,000

We own our Opryland complex in Nashville, Tennessee, which includes the site of Gaylord Opryland (approximately 172 acres). We also own the approximately 6-acre site of the Inn at Opryland, which is located near the Opryland complex. We have leased a 65-acre tract in Osceola County, Florida, on which the Gaylord Palms is located, pursuant to a 75-year ground lease with a 24-year renewal option. We acquired approximately 85 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 10 acres), on which the Gaylord Texan is located. We also own an additional 25 acres of property adjacent to the Gaylord Texan. We own approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which the Gaylord National is located. All of our existing Gaylord Hotels properties secure our $925 million credit facility, as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Each of our hotel properties is leased or subleased to one of our TRSs, and such TRS has engaged Marriott to manage the day-to-day operations of the hotel, beginning October 1, 2012 for our Gaylord Hotels properties and December 1, 2012 for the Inn at Opryland. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.” For the operating results of our hotels on a property basis, see “Operating Results – Detailed Segment Financial Information” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Opry and Attractions Segment

We own the General Jackson’s docking facility and the Opry House, both of which are located within the Opryland complex. We also own Gaylord Springs, an 18-hole golf course situated on over 200 acres, which is located near the Opryland complex. In downtown Nashville, we own the Ryman Auditorium and the Wildhorse Saloon dance hall and production facility. We own WSM Radio’s offices and studios, which are also located within the Opryland complex. Our TRSs have engaged Marriott to manage the day-to-day operations of the General Jackson Showboat, Gaylord Springs and the Wildhorse Saloon beginning October 1, 2012. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.”

Corporate and Other

We own our executive offices and headquarters located at One Gaylord Drive, Nashville, Tennessee, which consists of a five-story office building comprising approximately 80,000 square feet. We believe that this facility and the facilities related to each of our business segments are generally well maintained.

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

Our common stock is listed on the New York Stock Exchange under the symbol “RHP”. The following table sets forth, for the calendar quarters indicated, the high and low sales prices for our common stock as reported by the NYSE for the last two years (including, prior to October 1, 2012, the prices of Gaylord’s (our predecessor’s) common stock listed under the symbol “GET”):

	2012		2011
	High	Low	High	Low

First Quarter	$32.14	$24.19	$38.22	$32.74
Second Quarter	40.37	28.97	36.62	27.92
Third Quarter	41.75	35.02	32.37	18.02
Fourth Quarter	40.91	30.85	25.13	17.39

On November 2, 2012, our board of directors declared a special dividend to stockholders of record as of November 12, 2012 in connection with the REIT conversion. On December 21, 2012, we paid an aggregate of $62.0 million in cash and issued approximately 6.7 million shares of our common stock in connection with the special dividend. For more information about the special dividend, see “Significant Developments in 2012 – REIT Conversion and Marriott Sale Transaction – Distribution of Accumulated Earnings and Profits” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

There were approximately 2,010 record holders of our common stock as of January 31, 2013. The closing price for our stock on January 31, 2013 was $39.97.

To maintain our qualification as a REIT for federal income tax purposes, we must distribute at least 90% of our REIT taxable income each year. On December 17, 2012, we announced that our board of directors approved our current dividend policy pursuant to which we plan to pay a quarterly cash dividend to stockholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by Ryman) or 100% of REIT taxable income on an annual basis, whichever is greater. The declaration, timing and amount of dividends will be determined by future action of our board of directors. Our dividend policy may be altered at any time by our board of directors. On February 14, 2013, our board of directors declared our first quarterly cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $26.4 million, payable on April 12, 2013 to stockholders of record as of the close of business on March 28, 2013.

We also announced on December 17, 2012 that our board of directors authorized a share repurchase program for up to $100 million of our common stock using cash on hand and borrowings under the revolving credit line of our $925 million credit facility. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The timing, prices, and sizes of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock.

The terms of our $925 million credit facility restrict our ability to pay dividends. We may not pay a dividend to our stockholders of the aggregate amount of all distributions to our stockholders in a given year that exceeds 95% of our funds from operations (as defined in the credit facility) for that fiscal year. Notwithstanding this restriction, we are permitted to pay dividends to stockholders to the extent necessary to maintain our status as a REIT.

Item 6.	Selected Financial Data

The following selected historical financial information of the Company and its subsidiaries as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 was derived from our audited consolidated financial statements included herein. The selected financial information as of December 31, 2010, 2009 and 2008 and for each of the two years in the period ended December 31, 2009 was derived from previously issued audited consolidated financial statements adjusted for unaudited revisions for discontinued operations. The information in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 included herein (in thousands, except per share amounts).

	Years Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data:
Revenues:
Hospitality	$916,041	$886,634	$722,938	$814,154	$848,332
Opry and Attractions	70,463	65,386	46,918	58,599	65,670
Corporate and Other	90	124	105	92	412

Total revenues	986,594	952,144	769,961	872,845	914,414

Operating expenses:
Operating costs	570,905	566,390	474,609	527,074	555,225
Selling, general and administrative	182,253	179,301	158,169	172,361	174,325
Management fees	4,337	—	—	—	—
REIT conversion costs(1)	101,964	—	—	—	—
Casualty loss(2)	858	1,225	42,321	—	—
Preopening costs(3)	340	408	55,287	—	19,190
Impairment and other charges(4)	—	—	—	—	19,264
Depreciation and amortization:
Hospitality	107,343	109,521	91,117	101,444	97,229
Opry and Attractions	5,119	5,261	4,710	4,674	4,871
Corporate and Other	18,229	10,507	9,734	10,449	7,651

Total depreciation and amortization	130,691	125,289	105,561	116,567	109,751

Total operating expenses	991,348	872,613	835,947	816,002	877,755

Operating income (loss):
Hospitality	150,210	130,939	91,705	112,171	124,828
Opry and Attractions	13,215	8,760	1,237	5,050	4,834
Corporate and Other	(65,017)	(58,535)	(61,320)	(60,378)	(54,549)
REIT conversion costs(1)	(101,964)	—	—	—	—
Casualty loss(2)	(858)	(1,225)	(42,321)	—	—
Preopening costs(3)	(340)	(408)	(55,287)	—	(19,190)
Impairment and other charges(4)	—	—	—	—	(19,264)

Total operating income (loss)	(4,754)	79,531	(65,986)	56,843	36,659
Interest expense, net of amounts capitalized	(58,582)	(74,673)	(81,426)	(76,592)	(64,069)
Interest income	12,307	12,460	13,124	15,087	12,689
Income (loss) from unconsolidated companies	109	1,086	608	(5)	(746)
Net gain on extinguishment of debt(5)	—	—	1,299	18,677	19,862
Other gains and (losses)(6)	22,251	(916)	(535)	2,847	453

Income (loss) from continuing operations before income taxes	(28,669)	17,488	(132,916)	16,857	4,848
(Provision) benefit for income taxes	2,034	(7,420)	40,718	(9,743)	(1,016)

Income (loss) from continuing operations	(26,635)	10,068	(92,198)	7,114	3,832
Income (loss) from discontinued operations, net of taxes(7)	(9)	109	3,070	(7,137)	532

Net income (loss)	$(26,644)	$10,177	$(89,128)	$(23)	$4,364

Income (Loss) Per Share:
Income (loss) from continuing operations	$(0.56)	$0.21	$(1.95)	$0.17	$0.09
Income (loss) from discontinued operations, net of taxes	—	—	0.06	(0.17)	0.02

Net income (loss)	$(0.56)	$0.21	$(1.89)	$(0.00)	$0.11

Income (Loss) Per Share - Assuming Dilution:
Income (loss) from continuing operations	$(0.56)	$0.20	$(1.95)	$0.17	$0.09
Income (loss) from discontinued operations, net of taxes	—	—	0.06	(0.17)	0.02

Net income (loss)	$(0.56)	$0.20	$(1.89)	$(0.00)	$0.11

Dividends Declared per Common Share(8)	$6.84	$—	$—	$—	$—

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$2,543,139	$2,563,400	$2,620,933	$2,661,023	$2,560,379
Total debt	1,031,863	1,073,825	1,159,215	1,178,688	1,262,901
Total stockholders’ equity	853,598	1,045,535	1,029,752	1,078,684	903,219

(1)	We have segregated all costs related to the transactions that have facilitated our conversion to a REIT (as discussed more fully in “REIT Conversion and Marriott Sale Transaction” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) from normal operations and reported these amounts as REIT conversion costs in the accompanying consolidated statements of operations. During 2012, we incurred $102.0 million of REIT conversion costs, which includes $33.3 million of non-cash impairment charges, $23.1 million in professional fees, $24.4 million in employment, severance and retention costs, and $21.2 million in various other transition costs.
(2)	Casualty loss for 2010 reflects $92.3 million in expenses related to the Nashville Flood, partially offset by $50.0 million in insurance proceeds, as described more fully in “Operating Results – Casualty Loss” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(3)	Preopening costs for 2010 are related to the Gaylord Opryland and Grand Ole Opry House, which were closed during portions of 2010 as a result of the Nashville Flood. Preopening costs for 2008 are primarily related to the Gaylord National, which opened in April 2008.
(4)	In 2008, we recorded an impairment charge of $12.0 million related to the termination of our agreement to purchase the Westin La Cantera Resort, located in San Antonio, Texas, an impairment charge of $4.7 million related to our decision to terminate our plans to develop a resort and convention hotel in Chula Vista, California, and an impairment charge of $2.5 million to write off our investment in Waipouli Holdings, LLC.
(5)	During 2010, we repurchased $28.5 million in aggregate principal amount of our outstanding 6.75% senior notes for $27.0 million. After adjusting for deferred financing costs and other costs, we recorded a pre-tax gain of $1.3 million as a result of these repurchases. During the first three quarters of 2009, we repurchased $88.6 million in aggregate principal amount of our outstanding senior notes ($61.6 million of 8% senior notes and $27.0 million of 6.75% senior notes) for $62.5 million. After adjusting for deferred financing costs and other costs, we recorded a pre-tax gain of $24.7 million as a result of these repurchases. During the fourth quarter of 2009, we executed a cash tender offer and called for redemption all of the remaining outstanding 8% senior notes that were not repurchased through the tender offer. Pursuant to these transactions, during the fourth quarter of 2009, we accepted for purchase all of the $259.8 million aggregate principal amount outstanding 8% senior notes. After adjusting for deferred financing costs, the deferred gain on a terminated swap related to these notes, and other costs, we recorded a pre-tax loss of $6.0 million as a result of this repurchase. During December 2008, we repurchased $45.8 million in aggregate principal amount of our outstanding senior notes ($28.5 million of 8% senior notes and $17.3 million of 6.75% senior notes) for $25.4 million. After adjusting for deferred financing costs, we recorded a pre-tax gain of $19.9 million as a result of the repurchases.
(6)	Other gains and (losses) for 2012 includes $20.0 million in income recognized on the sale of intellectual property to Marriott.
(7)	We have presented the operating results of Corporate Magic and ResortQuest, as well as various smaller businesses, as discontinued operations for all periods presented.
(8)	Reflects the aggregate declared per share value of the special dividend paid on December 21, 2012. We distributed an aggregate amount of approximately $309.8 million. Twenty percent, or $62.0 million, of the special dividend was paid in cash, and the remainder was paid in shares of our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On January 1, 2013, we began operating as a real estate investment trust (“REIT”) for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,795 rooms that are managed by world-class lodging operator Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”) and the Inn at Opryland (renamed from the Radisson Hotel at Opryland), a 303-room overflow hotel adjacent to Gaylord Opryland. We also own and operate a number of media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for nearly 90 years; the Ryman Auditorium, the storied former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

Each of our award-winning Gaylord Hotels properties incorporates not only high quality lodging, but also at least 400,000 square feet of meeting, convention and exhibition space, superb food and beverage options and retail and spa facilities within a single self-contained property. As a result, our Gaylord Hotels properties provide a convenient and entertaining environment for convention guests. Our Gaylord Hotels properties focus on the large group meetings market in the United States.

In 2012, we completed restructuring transactions to facilitate our qualification as a REIT for federal income tax purposes. Our goal is to become the nation’s premier hospitality REIT for group-oriented meetings hotel assets located in urban and resort markets.

Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. Recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our properties. However, beginning in 2010, the trend began to reverse, and we have begun to see stabilization in our industry and specifically in our business. In 2011 and 2012, we have seen increases in group travel as compared to recessionary levels, as well as growth in outside-the-room revenue, indicating that not only are group customers traveling again, they are spending more on food and beverage and entertainment during their stay at our properties.

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

As discussed below, on October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of our Gaylord Hotels properties and other of our Nashville attractions and began managing the Inn at Opryland on December 1, 2012. As a result, we now rely upon Marriott to generate improvements in occupancy and revenue levels at our hotel properties. However, there can be no assurance that Marriott will be able to increase occupancy and revenue levels at our hotel properties.

See “Forward-Looking Statements” and “Risk Factors” under Part I of this report for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Significant Developments in 2012

REIT Conversion and Marriott Sale Transaction

After conducting a strategic review of our business, on May 30, 2012, our board of directors unanimously approved a plan to restructure our business operations to facilitate our qualification as a REIT for federal income tax purposes (the “REIT conversion”). We completed the REIT conversion during 2012 and will elect to be taxed as a REIT for the year ending December 31, 2013. As a REIT, we generally will not be subject to federal corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment substantially will eliminate the federal “double taxation” on earnings from our REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. Our non-REIT operations, which consist of the activities of TRSs that will act as lessees of our hotels, as well as the businesses within our Opry and Attractions segment, will continue to be subject, as applicable, to federal corporate income taxes. The steps we took during 2012 to effect the REIT conversion are summarized below.

The Merger. Under requirements of the Internal Revenue Code of 1986, as amended (the “Code”), REITs are subject to ownership restrictions such that no more than 50% of the value of the REIT’s outstanding common stock may be owned, directly or indirectly, by five or fewer individuals (as defined by the Code to include various kinds of entities) during the second half of any calendar year. To implement articles of incorporation that enabled us to satisfy the requirements under the Code and otherwise to address concerns related to stock ownership, our predecessor, Gaylord Entertainment Company, formerly a Delaware corporation (“Gaylord”), formed and merged with and into Ryman Hospitality Properties, Inc. (formerly known as Granite Hotel Properties, Inc.), a Delaware corporation (“Ryman”), effective October 1, 2012 (the “Merger”). The Merger was approved by the stockholders of Gaylord at a special meeting of stockholders held on September 25, 2012. As a result of the Merger, the outstanding shares of Gaylord’s common stock converted into the right to receive the same number of shares of Ryman’s common stock, and Ryman succeeded to and began conducting, directly or indirectly, all of the business conducted by Gaylord immediately prior to the Merger. The rights of our stockholders are now governed by our Amended and Restated Certificate of Incorporation (the “Charter”) and our Amended and Restated Bylaws. The Charter generally prohibits any stockholder from owning more than 9.8% of the outstanding shares of our common stock or any other class or series of our stock. These ownership limitations are subject to waiver or modification by our board of directors. The shares of our common stock are trading on the New York Stock Exchange under the ticker symbol “RHP”. Pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), shares of common stock of Ryman, as successor to Gaylord, are deemed to be registered under Section 12(b) of the Exchange Act.

Implementation of UPREIT and TRS Structure. To facilitate our qualification as a REIT, we underwent a reorganization of our operations and corporate structure. We now operate as an umbrella partnership REIT (an “UPREIT”), which means that all of our assets are held by, and operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that we formed in connection with the REIT conversion. In the future, we may amend the limited partnership agreement of the Operating Partnership to provide that its partnership units will be convertible on a one-for-one basis for shares of our common stock. Under certain circumstances, we may issue such partnership units as consideration to acquire hotel properties. By offering partnership units, the seller of such hotel property could defer federal income tax on any of the seller’s gains on sale, and this tax advantage may enable us to acquire hotel properties in the future which otherwise might not be available for sale.

As a REIT, at least 75% of our gross income for each taxable year must generally be derived from “rents from real property” or other income permitted by the Code. To meet this requirement, we implemented a structure under which our hotel properties are owned or leased by certain subsidiaries of the Operating Partnership, which are disregarded entities for federal income tax purposes, and these qualified REIT subsidiaries lease or sublease our hotels to taxable REIT subsidiaries (each, a “TRS”) pursuant to leases that contain economic terms which are similar to a lease between unrelated parties. The rent that we receive from our TRS lessees qualifies as “rents from real property” as long as the property is operated on behalf of our TRS lessees by a person who qualifies as an “independent contractor” (as defined in the Code) and who is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” (as defined in the Code) for any person unrelated to us and our TRS lessees (an “eligible independent contractor”). As described below, our TRS lessees have engaged Marriott to manage the day-to-day operations of our hotels as an eligible independent contractor.

In addition, we own our Opry and Attractions businesses in TRSs, and certain of those TRSs have engaged Marriott to manage their assets, as described below.

Marriott Management. On October 1, 2012, we completed the Marriott sale transaction pursuant to that certain Purchase Agreement, dated May 30, 2012, by and among Gaylord, Gaylord Hotels, Inc., Marriott Hotel Services, Inc., and Marriott, pursuant to which we sold the Gaylord Hotels brand and rights to manage our Gaylord Hotels properties for $210 million in cash (the “Marriott sale transaction”). In connection with the Marriott sale transaction, each of our TRS lessees for our Gaylord Hotels properties is now a party to a management agreement (one for each of our Gaylord Hotels properties) and a pooling agreement with Marriott. Under the management agreements, on October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of our Gaylord Hotels properties. We do not have the authority to require Marriott to operate our Gaylord Hotels properties in a particular manner, although we do have consent and approval rights for certain matters under the hotel management agreements, subject to the limitations described therein. Each of the management agreements has a term expiring in 2047, with three automatic 10-year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of the management agreements requires us to pay Marriott a base management fee of 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement requires us to pay Marriott an incentive fee of: (i) 20% of pooled available cash flow (which is generally operating profit for the pooled hotels less an owner’s priority) in each of 2013 and 2014; (ii) 10% of the first $10.0 million of pooled available cash flow, plus 20% of any additional pooled available cash flow over such threshold for 2015; and (iii) 10% of the first $15.0 million of pooled available cash flow, plus 20% of any additional pooled available cash flow over such threshold in or after 2016. The owner’s priority is collectively $240.0 million, plus certain additional amounts, including 10% of certain non-routine capital expenditures, conversion work, and non-routine replacements of furniture, fixtures and equipment and routine capital expenditures in excess of a reserve. If one or more of our Gaylord Hotels properties were not a “pooled hotel” (i.e., if we cease to own the hotel or we lease the hotel to a third party), the thresholds used to calculate the incentive fee in the pooling agreement will be adjusted, and the incentive fee for the non-pooled hotel will be based on such hotel’s performance. The management agreements and pooling agreement also contain certain restrictions on our incurring indebtedness that encumber our Gaylord Hotels properties on an individual or aggregate basis. The management agreements may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards. The management agreements prohibit us from selling the Gaylord Hotels properties to certain persons, including any person who does not, in Marriott’s reasonable judgment, have sufficient financial resources and liquidity to fulfill our obligations under the management agreement, or any person who owns a controlling interest in a hotel brand (e.g. Hilton, Hyatt) totaling at least ten full-service hotels or twenty-five select-service hotels, or in a group of hotels totaling at least ten full-service hotels or twenty-five select-service hotels that are not affiliated with a brand but that are marketed and operated as a collective group, if such brand or group of hotels compete with Marriott. In addition, we may not sell a Gaylord Hotels property if we are then in breach of the applicable management agreement.

In addition to the Marriott sale transaction, our TRSs entered into additional management agreements with Marriott pursuant to which Marriott assumed responsibility for managing the day-to-day operations of the General Jackson Showboat, Gaylord Springs and the Wildhorse Saloon beginning October 1, 2012, and the Inn at Opryland beginning December 1, 2012.

Internal Reorganization. In connection with our REIT conversion, we transferred to Marriott approximately 8,400 employees who worked at our various properties. In addition, we began and continue to implement a reorganization within, and a reduction in the number of members of, our current executive management team and the other employees currently within the Corporate and Other segment. In connection with the reorganization, we anticipate that our corporate overhead expenses within the Corporate and Other segment will be reduced. We anticipate that we have or will terminate the employment of approximately 305 employees within our Corporate and Other segment of whom approximately 35% transitioned their employment to Marriott. The severance cost associated with these terminations, of which approximately $24 million was accrued in 2012, is included within our $31 million estimate of severance and retention cost related to the REIT conversion discussed further below.

Costs Related to REIT Conversion. We have segregated all costs related to the foregoing transactions from normal operations and reported these amounts as REIT conversion costs in the accompanying consolidated statements of operations. During 2012, we incurred $102.0 million of REIT conversion costs, which includes $33.3 million of non-cash impairment charges. Excluding non-cash impairment charges, we currently estimate that we will incur an aggregate of $85 million in one-time costs related to the REIT conversion. These costs would include approximately $10 million in investment banking fees, $14 million in other professional fees, $31 million in employment, severance costs and retention costs, and $30 million in various other transition costs. We also estimate that we have incurred federal income taxes, including those associated with the receipt of the purchase price in the Marriott sale transaction and other transactions related to the REIT conversion, net of remaining net operating losses and credit carryforwards, of approximately $4 million to $7 million. In addition, we anticipate stabilized future annualized costs synergies, net of management fees, of approximately $38 million to $45 million.

Distribution of Accumulated Earnings and Profits. A REIT is not permitted to retain earnings and profits accumulated during years when the company or its predecessor was taxed as a C corporation. To qualify for taxation as a REIT for the taxable year ending December 31, 2013, we are required to distribute to our stockholders on or before December 31, 2013, our undistributed accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2013. To satisfy this requirement, on November 2, 2012, our board of directors declared a special dividend in the amount of $6.84 per share of common stock, or an aggregate of approximately $309.8 million to stockholders of record as of the close of business on November 13, 2012, payable on December 21, 2012. Stockholders had the option to elect to receive the special dividend in cash or shares of common stock, with the total amount of cash payable to stockholders limited to 20% of the total value of the special dividend, or approximately $62.0 million. Cash elections exceeded the amount of cash available for distribution, and, therefore, the available cash was prorated among those stockholders that elected to receive cash, and the remainder of the special dividend was paid in shares of common stock. On December 21, 2012, we paid an aggregate of approximately $62.0 million in cash and issued approximately 6.7 million shares of common stock with a fair value of $247.8 million in connection with the special dividend. We believe that the total value of the special dividend was sufficient to fully distribute our accumulated earnings and profits, and that a portion of the special dividend exceeded our accumulated earnings and profits. We have received a ruling from the Internal Revenue Service that the special dividend was a taxable distribution to our stockholders for federal income tax purposes, without regard to the form of payment. Pursuant to customary anti-dilution provisions in the indentures governing our 3.75% convertible senior notes and in our call and warrant agreements, the dividend caused an adjustment to the conversion rate that was taxable to the holders of the convertible notes as of November 8, 2012, as well as an adjustment to the call and warrant exercise prices.

TRT Repurchase and Public Offerings

On August 6, 2012, we entered into a repurchase agreement with our largest stockholder, TRT Holdings, Inc. (“TRT Holdings”), pursuant to which we repurchased and retired 5.0 million shares of our common stock from TRT Holdings in a privately negotiated transaction for an aggregate purchase price of $185.4 million, or $37.00 per share, which we funded with borrowings under the revolving credit line of our $925 million credit facility. On August 16, 2012, TRT Holdings sold the remainder of its shares of our common stock, or 5,643,129 shares, in an underwritten secondary public offering to Deutsche Bank Securities Inc. to be offered by the underwriter at a public offering price of $40.00 per share. As a result of its sale, TRT Holdings ceased to hold shares of our common stock. We reimbursed 50% of the underwriting discounts and commissions paid by TRT Holdings with respect to shares it sold in the secondary offering, or an aggregate of approximately $2.8 million, and also paid all costs of effecting the registration for the secondary offering, other than the legal fees of TRT Holdings. We did not receive any proceeds from the secondary offering. However, in connection therewith, we granted Deutsche Bank Securities Inc. the option to purchase up to an additional 846,469 shares of our common stock to be offered to the public at a price of $40.00 per share. Deutsche Bank Securities Inc. exercised its option, and on August 23, 2012, we sold 846,469 shares of our common stock for net proceeds of approximately $32.7 million after the underwriter’s discounts.

The repurchase agreement also contains several post-closing obligations of the parties. Under a standstill provision in the repurchase agreement, TRT Holdings and affiliated parties of TRT Holdings have agreed not to take certain actions for a period of three years ending August 6, 2015, including acquiring beneficial ownership of any of our securities, indebtedness, or assets, making any take-over bid, merger or tender offer involving us, seeking to influence or control management, our board of directors, or our policies, and participating in any proxy solicitation with respect to us. In addition, under the repurchase agreement, we, TRT Holdings, and affiliated parties of TRT Holdings have agreed to a mutual non-disparagement provision for the same period ending August 6, 2015. We, TRT Holdings, and affiliates of TRT Holdings have agreed to a general release of any or all past, existing, or future claims relating to matters, causes or things occurring or existing on or prior to August 6, 2012, subject to certain conditions contained in the repurchase agreement.

Dividend Policy, Share Repurchase Program and 6.75% Senior Note Redemption

On December 17, 2012, we announced that our board of directors approved our dividend policy, a share repurchase program and the redemption of our outstanding 6.75% senior notes.

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by Ryman) or 100% of REIT taxable income on an annual basis, whichever is greater. The declaration, timing and amount of dividends will be determined by future action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

On February 14, 2013, our board of directors declared our first quarterly cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $26.4 million, payable on April 12, 2013 to stockholders of record as of the close of business on March 28, 2013. We currently plan to pay a quarterly cash dividend of $0.50 per share in July 2013, October 2013 and January 2014.

We also announced on December 17, 2012 that our board of directors authorized a share repurchase program for up to $100 million of our common stock using cash on hand and borrowings under the revolving credit line of our $925 million credit facility. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The timing, prices, and sizes of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock.

On January 17, 2013, we redeemed our remaining 6.75% senior notes at par at a cost of $152.2 million, which was funded using operational cash flow and borrowings under the revolving credit line of our $925 million credit facility.

Development Update

As a result of our decision to convert to a REIT, we evaluated our plans and previously capitalized costs associated with potential new developments and expansions of our existing properties. As a REIT, we no longer view independent, large-scale development of resort and convention hotels as a means of our growth. In connection with the preparation of the financial statements included herein, we recorded an impairment charge of $14.0 million during the third quarter of 2012 to write off previously capitalized costs associated with a potential future expansion of Gaylord Opryland and our previous development project in Mesa, Arizona as a result of our decision to abandon these projects. In addition, in connection with the preparation of the financial statements included herein, we recorded an impairment charge of $6.9 million to write off capitalized costs associated with the previous development project in Aurora, Colorado. While we continue to view Aurora as a viable market, we have concluded that if and when our participation in the project moves forward, it should proceed under the direction and leadership of an unrelated third party who will most likely use its own resources to complete the project. As such, we do not believe that we will be able to realize our previous investment in the project.

Our investments in 2011 and 2012 consisted primarily of a new resort pool at Gaylord Texan, the renovation of the guestrooms, the addition of a sports bar entertainment facility and new resort pools at Gaylord Palms, the completion of the enhancement to our flood protection system at Gaylord Opryland and the Grand Old Opry House, and ongoing maintenance capital expenditures for our existing properties. Our investments in 2013 are expected to consist primarily of ongoing maintenance capital expenditures for our existing properties, the renovation of a portion of the rooms at Gaylord Texan (the remaining to be completed in 2014), and the renovation of the suites at Gaylord Palms.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•

Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National and the Inn at Opryland. Beginning October 1, 2012, Marriott assumed responsibility for the day-to-day management of our Gaylord Hotels properties. Effective December 1, 2012, under an additional management agreement, Marriott assumed responsibility for managing the day-to-day operations of the Inn at Opryland.

•

Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions. As a result of the REIT conversion, we own our Opry and Attractions businesses in TRSs, which will conduct their business consistent with past practice, except for the management agreements for the General Jackson, Wildhorse Saloon and Gaylord Springs discussed above.

•	Corporate and Other, consisting of our corporate expenses. We anticipate that our corporate overhead expenses within our Corporate and Other segment will be reduced as a result of the REIT conversion.

For the years ended December 31, our total revenues were divided among these business segments as follows:

Segment	2012	2011	2010

Hospitality	93%	93%	94%
Opry and Attractions	7%	7%	6%
Corporate and Other	0%	0%	0%

Our goal is to become the nation’s premier hospitality REIT for group-oriented meetings hotel assets located in urban and resort markets. We intend to leverage our existing hotel properties that continue the “All-in-One-Place” self-contained service offerings, as well as a longer-term growth strategy that includes acquisitions of hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint venture or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal.

Key Performance Indicators

The operating results of our Hospitality segment as managed by Marriott are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels. These factors impact the price that our third-party managers can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. Key performance indicators related to revenue are:

•	hotel occupancy (a volume indicator);

•	average daily rate (“ADR”) (a price indicator calculated by dividing room revenue by the number of rooms sold);

•	Revenue per Available Room (“RevPAR”) (a summary measure of hotel results calculated by dividing room revenue by room nights available to guests for the period);

•

Total Revenue per Available Room (“Total RevPAR”) (a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period); and

•

Net Definite Room Nights Booked (a volume indicator which represents the total number of definite bookings for future room nights at our hotels confirmed during the applicable period, net of cancellations).

Hospitality segment revenue from our occupied hotel rooms is recognized as earned on the close of business each day and from concessions and food and beverage sales at the time of the sale. Attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, as well as cancellation fees, are recognized as revenue in the period they are collected. Almost all of our Hospitality segment revenues are either cash-based or, for meeting and convention groups meeting credit criteria, billed and collected on a short-term receivables basis. The hospitality industry is capital intensive, and we rely on the ability of our hotels to generate operating cash flow to repay debt financing and fund maintenance capital expenditures.

The results of operations of our Hospitality segment are affected by the number and type of group meetings and conventions scheduled to attend our hotels in a given period. Our hotels attempt to offset any identified shortfalls in occupancy by creating special events or offering incentives to groups in order to attract increased business during this period. A variety of factors can affect the results of any interim period, including the nature and quality of the group meetings and conventions attending our hotels during such period, which meetings and conventions have often been contracted for several years in advance, the level of attrition our hotels experience, and the level of transient business at our hotels during such period.

Effective October 1, 2012, Marriott assumed responsibility for managing these processes at our Gaylord Hotels properties and began managing the Inn at Opryland on December 1, 2012.

Summary Financial Results

The following table summarizes our financial results for the years ended December 31, 2012, 2011 and 2010 (in thousands, except percentages and per share data):

	2012	% Change	2011	% Change	2010

Total revenues	$986,594	3.6%	$952,144	23.7%	$769,961
Total operating expenses	991,348	13.6%	872,613	4.4%	835,947
Operating income (loss)	(4,754)	–106.0%	79,531	220.5%	(65,986)
Net income (loss)	(26,644)	–361.8%	10,177	111.4%	(89,128)
Net income (loss) per share — fully diluted	(0.56)	–380.0%	0.20	110.6%	(1.89)

2012 Results As Compared to 2011 Results

The increase in our total revenues during 2012, as compared to 2011, is attributable to an increase in our Hospitality segment revenues of $29.4 million and an increase in our Opry and Attractions segment revenues of $5.1 million, as discussed more fully below. The increase in revenues in our Hospitality segment is attributable to increases of $24.8 million and $7.3 million at Gaylord Palms and Gaylord National, respectively, partially offset by decreases in revenue of $3.1 million and $2.1 million at Gaylord Opryland and Gaylord Texan, respectively, as well as the effect of outsourcing retail operations at Gaylord Opryland, Gaylord Texan and Gaylord National during the fourth quarter of 2012, as described more fully below. Total Hospitality revenues in 2012 include $6.4 million in attrition and cancellation fee collections, a $2.8 million decrease from 2011.

The increase in total operating expenses during 2012, as compared to 2011, is due primarily to $102.0 million in REIT conversion costs during 2012, an increase of $10.1 million in our Hospitality segment operating expenses, and an increase of $6.4 million in our Corporate and Other segment operating expenses, as discussed more fully below.

The above factors resulted in an operating loss of $4.8 million for 2012, as compared to operating income of $79.5 million in 2011.

Our net loss was $26.6 million in 2012, as compared to net income of $10.2 million in 2011, due to the change in our operating income described above, partially offset by the following factors, each as described more fully below:

•

A $23.2 million increase in other gains and losses for 2012, as compared to 2011, primarily associated with a $20.0 million gain on the sale of intellectual property to Marriott in connection with the Marriott sale transaction and $2.3 million received from the marketing and maintenance fund associated with the Gaylord National bonds.

•	A $16.1 million decrease in our interest expense, net of amounts capitalized, for 2012, as compared to 2011.

•	A benefit for income taxes of $2.0 million during 2012, as compared to a provision for income taxes of $7.4 million during 2011.

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

Factors and Trends Contributing to Operating Performance in 2012 Compared to 2011

The most important factors and trends contributing to our operating performance in 2012 as compared to 2011 were:

•	The Marriott sale transaction and REIT conversion, specifically $102.0 million in REIT conversion costs incurred during 2012.

•

Increased occupancy levels and ADR at Gaylord Palms (an increase of 3.7 percentage points of occupancy and an increase of 7.5% in ADR for 2012, as compared to 2011), primarily due to an improving lodging market in Orlando and the rooms renovation and enhanced amenities completed in 2012, such as the sports bar, resort pool, and events lawn area. These improvements also led to an increase in outside-the-room spending per room (an increase of 13.4% for 2012, as compared to 2011). Note that the above figures for Gaylord Palms for 2012 and 2011 exclude 10,934 and 23,960 room nights, respectively, that were taken out of service as a result of a rooms renovation program.

•

Increased ADR at Gaylord National (an increase of 3.4% for 2012, as compared to 2011), primarily due to an increase in rates for corporate groups, and increased outside-the-room spending at Gaylord National (an increase of 2.3% during 2012, as compared to 2011), primarily due to an increase in banquets.

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

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2012, 2011 and 2010 (in thousands, except percentages and performance metrics):

	2012	% Change	2011	% Change	2010

Hospitality revenue(1)	$916,041	3.3%	$886,634	22.6%	$722,938
Hospitality operating expenses:
Operating costs	524,266	1.2%	518,072	19.3%	434,110
Selling, general and administrative	134,222	4.8%	128,103	20.8%	106,006
Depreciation and amortization	107,343	–2.0%	109,520	20.2%	91,117

Total Hospitality operating expenses	765,831	1.3%	755,695	19.7%	631,233

Hospitality operating income(2)	$150,210	14.7%	$130,939	42.8%	$91,705

Hospitality performance metrics:
Occupancy(3)	72.6%	0.6%	72.2%	2.1%	70.7%
ADR	$170.48	1.9%	$167.27	1.4%	$164.91
RevPAR(3)(4)	$123.81	2.5%	$120.77	3.6%	$116.61
Total RevPAR(3)(5)	$310.21	1.8%	$304.58	0.6%	$302.80
Net Definite Room Nights Booked	1,478,000	1.8%	1,452,000	9.0%	1,332,000

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels and our Inn at Opryland for all periods presented. Results and performance metrics do not include any amounts related to Gaylord Opryland from May 3, 2010 through November 14, 2010 due to the Nashville Flood.
(2)	Hospitality operating income does not include the effect of REIT conversion costs, casualty loss and preopening costs. See the discussion of these items set forth below.
(3)	Excludes 10,934 and 23,960 room nights, respectively, that were taken out of service during 2012 and 2011 as a result of a rooms renovation program at Gaylord Palms.
(4)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(5)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The increase in total Hospitality segment revenue for 2012, as compared to 2011, was due primarily to increases of $24.8 million and $7.3 million at Gaylord Palms and Gaylord National, respectively, primarily as a result of increased occupancy, ADR and outside-the-room spending during 2012. These increases were partially offset by decreases of $3.1 million and $2.1 million at Gaylord Opryland and Gaylord Texan, respectively, during 2012, primarily as a result of decreased outside-the-room spending at Gaylord Opryland during 2012, and the Gaylord Texan benefitting in 2011 from the impact of the Super Bowl being held in metropolitan Dallas in February 2011. In addition, under Marriott’s management of Gaylord Opryland, Gaylord Texan and Gaylord National, the retail operations of such hotels were outsourced to a third-party retailer in the fourth quarter of 2012. The properties now only receive rental lease payments rather than full retail revenue and associated expense. The net impact of this change lowered overall retail revenue for each affected property. During the fourth quarter of 2012 and full-year 2012, the change resulted in revenue decreases of approximately $3.5 million (Gaylord Opryland - $2.1 million, Gaylord Texan - $0.8 million, and Gaylord National - $0.6 million). The change impacted consolidated revenue and Hospitality segment and property revenue. The retail operations of Gaylord Palms were already outsourced prior to Marriott’s management.

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

The percentage of group versus transient business based on rooms sold for our hospitality segment for the years ended December 31 was approximately as follows:

	2012	2011	2010

Group	75%	78%	78%
Transient	25%	22%	22%

The type of group based on rooms sold for our hospitality segment for the years ended December 31 was approximately as follows:

	2012	2011	2010

Corporate Groups	44%	50%	52%
Associations	37%	35%	33%
Other Groups	19%	15%	15%

The decreases in corporate groups during 2012, as compared to 2011, and 2011, as compared to 2010, were primarily the result of normal shifts that we experience from year to year.

Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses for 2012, as compared to 2011, is primarily attributable to increases at Gaylord Palms and Gaylord Opryland, as described below. The increase in Hospitality operating expenses for 2011, as compared to 2010, is primarily attributable to a $122.4 million increase in operating expenses for Gaylord Opryland as a result of being closed during a portion of 2010 due to the Nashville Flood, as well as increases at Gaylord Texan and Gaylord Palms, partially offset by a decrease in operating expenses at Gaylord National, as described below.

Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased during 2012, as compared to 2011, primarily as a result of an increase at Gaylord Palms, as described below. Hospitality segment operating costs increased during 2011, as compared to 2010, primarily due to a $93.1 million increase at Gaylord Opryland as a result of being closed during a portion of 2010 due to the Nashville Flood, partially offset by a decrease in operating costs at Gaylord National, as described below.

Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in 2012, as compared to 2011, primarily as a result of increases at Gaylord Opryland and Gaylord Palms, as described below. Hospitality segment selling, general and administrative expenses increased in 2011, as compared to 2010, primarily as a result of an increase of $20.6 million at Gaylord Opryland as a result of being closed during a portion of 2010 due to the Nashville Flood, as described below.

Hospitality depreciation and amortization expense decreased during 2012, as compared to 2011, primarily related to the initial furniture, fixtures and equipment placed in service at the Gaylord Texan’s opening in 2004 becoming fully depreciated during 2012, and, in 2011, the disposal of certain fixed assets associated with a rooms renovation and resort pools at Gaylord Palms, partially offset by a corridor renovation at Gaylord Opryland. Hospitality depreciation and amortization expense increased during 2011, as compared to 2010, primarily as a result of an increase at Gaylord Opryland due to the new fixed assets placed in service as part of the rebuilding after the Nashville Flood, as well as $8.2 million in depreciation expense related to the disposal of certain fixed assets associated with the construction of the new resort pool and the rooms renovation program at Gaylord Palms.

Property-Level Results. The following presents the property-level financial results for the years ended December 31, 2012, 2011 and 2010:

Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands, except percentages and performance metrics):

	2012	% Change	2011	% Change	2010

Total revenues	$288,693	–1.1%	$291,781	157.5%	$113,308
Operating expense data:
Operating costs	165,469	–2.5%	169,777	121.6%	76,629
Selling, general and administrative	39,812	10.3%	36,078	132.9%	15,493
Hospitality performance metrics:
Occupancy	72.9%	0.1%	72.8%	11.3%	65.4%
ADR	$156.18	1.7%	$153.54	6.3%	$144.38
RevPAR	$113.83	1.9%	$111.76	18.4%	$94.41
Total RevPAR	$273.69	–1.4%	$277.61	18.5%	$234.27

Total revenue and Total RevPAR decreased at Gaylord Opryland during 2012, as compared to 2011, primarily as a result of decreased outside-the-room spending that resulted from a decrease in corporate groups. RevPAR increased at Gaylord Opryland during 2012, as compared to 2011, primarily as a result of increased ADR, primarily due to an increase in higher-rated association groups. In addition, as discussed above, the fourth quarter change to outsource retail operations at Gaylord Opryland lowered overall retail revenue during 2012 by approximately $2.1 million. The decrease in Total RevPAR for 2012 was partially offset by higher collection of attrition and cancellation fees.

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

Operating costs decreased during 2012 as compared to 2011, primarily due to lower variable costs associated with the decrease in outside-the-room spending. Selling, general and administrative costs increased in 2012, as compared to 2011, primarily due to increased sales and marketing expenses and the accrual of Marriott’s management fees in the fourth quarter of 2012, that did not occur in 2011. Operating costs and selling, general and administrative expense at Gaylord Opryland increased during 2011, as compared to 2010, due to the hotel closing as a result of the Nashville Flood.

Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands, except percentages and performance metrics):

	2012	% Change	2011	% Change	2010

Total revenues	$174,662	16.6%	$149,859	–4.2%	$156,395
Operating expense data:
Operating costs	96,218	8.3%	88,864	–2.8%	91,428
Selling, general and administrative	33,247	6.2%	31,314	2.0%	30,690
Hospitality performance metrics:
Occupancy(1)	77.6%	5.0%	73.9%	–0.1%	74.0%
ADR	$166.67	7.5%	$155.09	–1.0%	$156.73
RevPAR(1)	$129.28	12.8%	$114.58	–1.2%	$116.00
Total RevPAR(1)	$346.78	13.2%	$306.31	0.5%	$304.75

(1)	Excludes 10,934 and 23,960 room nights that were taken out of service during 2012 and 2011, respectively, as a result of a rooms renovation program at Gaylord Palms.

Total revenue, RevPAR and Total RevPAR increased at Gaylord Palms during 2012, as compared to 2011, as a result of an improving lodging market in Orlando and the 2012 completion of the rooms renovation and enhanced amenities such as the sports bar, new resort pool, and events lawn area. The increases in total revenue, RevPAR and Total RevPAR were also the result of increased occupancy, driven by an increase in corporate groups and an increase in ADR across all customer segments. The increase in occupancy also resulted in an increase in outside-the-room spending, including banquets, with contribution from the new sports bar, which opened in February 2012, increasing revenue and Total RevPAR for 2012.

Gaylord Palms results in 2011 were impacted by lower-rated group business that was booked during the worst of the recent economic recession, as well as the impact of the planned renovation of the property’s room product and the construction of a sports bar, resort pool complex and events lawn. While the property worked to minimize disruption, the renovation and construction activity did impact the property’s flexibility in accommodating in-the-year, for-the-year group and transient business. These projects were completed in the first half of 2012. Gaylord Palms revenue and RevPAR decreased in 2011, as compared to 2010, as a result of a decrease in occupancy driven by a decrease in corporate groups and a decrease in ADR due to a shift from corporate groups to association and other lower-rated groups. However, during the fourth quarter of 2011, Gaylord Palms experienced an increase in outside-the-room spending, which partially offset the decrease in revenue and was responsible for the increase in Total RevPAR for 2011.

Operating costs at Gaylord Palms increased during 2012, as compared to 2011, primarily as a result of higher variable costs associated with the increase in occupancy and outside-the-room spending. Operating costs at Gaylord Palms decreased during 2011 as compared to 2010, primarily as a result of lower employment costs and lower cost of sales associated with the decline in revenues.

Selling, general and administrative expenses increased in 2012, as compared to 2011, primarily as a result of an increase in sales and marketing expenses and the accrual of Marriott’s management fees in the fourth quarter of 2012, that did not occur in 2011. Selling, general and administrative expenses remained relatively stable during 2011, as compared to 2010.

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands, except percentages and performance metrics):

	2012	% Change	2011	% Change	2010

Total revenues	$200,235	–1.0%	$202,310	5.3%	$192,183
Operating expense data:
Operating costs	111,296	1.5%	109,634	4.4%	105,023
Selling, general and administrative	26,625	3.7%	25,667	4.7%	24,525
Hospitality performance metrics:
Occupancy	74.8%	–1.2%	75.7%	4.6%	72.4%
ADR	$173.06	–2.9%	$178.32	8.2%	$164.82
RevPAR	$129.38	–4.2%	$135.03	13.2%	$119.27
Total RevPAR	$362.07	–1.3%	$366.89	5.3%	$348.46

The decrease in Gaylord Texan revenue, RevPAR and Total RevPAR during 2012, as compared to 2011, was primarily due to lower occupancy and lower ADR, driven by a decrease in levels of association business. In addition, 2011 included an increase in higher-rated transient business due to the impact of the 2011 Super Bowl being held in metropolitan Dallas in February 2011. The decrease in revenue and Total RevPAR for 2012 was also impacted by decreased collection of attrition and cancellation fees.

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

Operating costs at Gaylord Texan increased slightly during 2012, as compared to 2011. Operating costs at Gaylord Texan increased during 2011, as compared to 2010, primarily due to increased variable operating costs associated with the higher levels of occupancy and outside-the-room spending at the hotel.

Selling, general and administrative expenses increased modestly during 2012, as compared to 2011, primarily due to the accrual of Marriott’s management fees in the fourth quarter of 2012, that did not occur in 2011. Selling, general and administrative expenses increased during 2011, as compared to 2010, primarily due to increased credit card fees and increased advertising and promotional costs.

Gaylord National Results. The results of Gaylord National for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands, except percentages and performance metrics):

	2012	% Change	2011	% Change	2010

Total revenues	$242,379	3.1%	$235,113	–7.5%	$254,116
Operating expense data:
Operating costs	146,345	0.3%	145,970	–7.8%	158,256
Selling, general and administrative	32,499	–1.5%	32,999	–2.2%	33,739
Hospitality performance metrics:
Occupancy	68.9%	0.1%	68.8%	–6.6%	73.7%
ADR	$202.24	3.4%	$195.66	2.4%	$191.00
RevPAR	$139.33	3.6%	$134.52	–4.4%	$140.69
Total RevPAR	$331.78	2.8%	$322.72	–7.5%	$348.80

Gaylord National revenue, RevPAR and Total RevPAR increased in 2012, as compared to 2011, primarily as a result of increased ADR and increased outside-the-room spending during 2012, driven by an increase in higher-rated corporate groups and banquets. Revenue and Total RevPAR increases for 2012 were partially offset by lower collection of attrition and cancellation fees.

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

Operating costs at Gaylord National were relatively stable during 2012, as compared to 2011, as increased variable costs associated with the increase in revenue and outside-the-room spending were offset by margin improvement initiatives at the property level, including favorable food costs. Operating costs at Gaylord National decreased during 2011, as compared to 2010, primarily due to decreased variable operating costs associated with the decrease in occupancy and outside-the-room revenues, as well as a decrease in property taxes.

Selling, general and administrative expenses were also relatively stable during 2012, as compared to 2011, as the accrual of Marriott’s management fees in the fourth quarter of 2012, that did not occur in 2011, were offset by decreases in other areas. Selling, general and administrative expenses decreased during 2011, as compared to 2010, primarily due to a decrease in incentive compensation costs.

Opry and Attractions Segment

The following presents the financial results of our Opry and Attractions segment for the years ended December 31, 2012, 2011 and 2010 (in thousands, except percentages):

	2012	% Change	2011	% Change	2010

Total revenues	$70,463	7.8%	$65,386	39.4%	$46,918
Operating expense data:
Operating costs	37,951	3.6%	36,626	23.3%	29,700
Selling, general and administrative	14,178	–3.8%	14,738	30.8%	11,271
Depreciation and amortization	5,119	–2.7%	5,262	11.7%	4,710

Operating income(1)	$13,215	50.9%	$8,760	608.2%	$1,237

(1)	Opry and Attractions segment results do not include the effect of REIT conversion costs, casualty loss and preopening costs. See the discussion of these items set forth below.

The increase in revenues in the Opry and Attractions segment during 2012, as compared to 2011, was primarily due to an increase at the Grand Ole Opry, driven by increased attendance and additional shows. The increase in revenues in the Opry and Attractions segment during 2011, as compared to 2010, was primarily due to increases and decreases in each of the businesses that were closed during a portion of 2010 as a result of the Nashville Flood.

Opry and Attractions operating costs increased during 2012, as compared to 2011, primarily as a result of the increased variable costs associated with the increase in revenues. The increase in Opry and Attractions operating costs during 2011, as compared to 2010, was due primarily to increases and decreases in each of the businesses that were closed during a portion of 2010 as a result of the Nashville Flood.

Opry and Attractions selling, general and administrative costs decreased marginally during 2012, as compared to 2011. Opry and Attractions selling, general and administrative costs increased during 2011, as compared to 2010, due to increases in each of the businesses that were closed during a portion of 2010 as a result of the Nashville Flood.

Opry and Attractions depreciation and amortization expense remained stable during 2012, as compared to 2011. Opry and Attractions depreciation and amortization expense increased during 2011, as compared to 2010, primarily as a result of an increase at the Grand Ole Opry due to the new fixed assets placed in service as part of the rebuilding after the Nashville Flood.

Corporate and Other Segment

The following presents the financial results of our Corporate and Other segment for the year ended December 31, 2012, 2011 and 2010 (in thousands, except percentages):

	2012	% Change	2011	% Change	2010

Total revenues	$90	–27.4%	$124	18.1%	$105
Operating expense data:
Operating costs	8,688	–25.7%	11,692	8.3%	10,798
Selling, general and administrative	38,190	4.7%	36,460	–10.8%	40,893
Depreciation and amortization	18,229	73.5%	10,507	7.9%	9,734

Operating loss(1)	$(65,017)	–11.1%	$(58,535)	4.5%	$(61,320)

(1)	Corporate and Other segment operating loss does not include the effect of REIT conversion costs and casualty loss. See the discussion of these items set forth below.

Corporate and Other segment revenue consists of non-hotel rental income and corporate sponsorships.

Corporate and Other operating expenses consist of operating costs, selling, general and administrative expenses, and depreciation and amortization expense.

Corporate and Other operating costs, which consist primarily of costs associated with information technology, decreased during 2012, as compared to 2011, due primarily to lower employment costs that resulted from the reduction in the number of corporate employees due to the REIT conversion. Corporate and Other operating costs increased during 2011, as compared to 2010, due primarily to higher employment costs.

Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased during 2012, as compared to 2011, due primarily to increased consulting costs, higher pension costs and increased director fees. Corporate and Other selling, general and administrative expenses decreased during 2011, as compared to 2010, due primarily to decreases in consulting costs and incentive compensation, as well as 2010 including a $2.8 million non-cash charge related to amendments to certain executives’ restricted stock unit agreements.

Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, increased during 2012, as compared to 2011, primarily due to a decrease in the useful lives of certain assets that will be disposed of at various points as we continue our conversion to a REIT. Corporate and Other depreciation and amortization expense increased during 2011, as compared to 2010, primarily due to an increase in software placed into service.

Operating Results – REIT Conversion Costs

We have segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying consolidated statements of operations. During 2012, we incurred $102.0 million of various costs associated with these transactions. These costs include impairment charges ($33.3 million), professional fees ($23.1 million), employment, severance and retention costs ($24.4 million), and various other transition costs ($21.2 million).

Operating Results – Casualty Loss

During the years ended December 31, 2012 and 2011, we recognized $0.9 million and $1.2 million, respectively, of casualty loss expense related to the Nashville Flood, which primarily represents non-capitalized repairs within our Opry and Attractions segment.

Casualty loss in the accompanying consolidated statements of operations for the year ended December 31, 2010 was comprised of the following (in thousands):

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

See Note 3 to our Consolidated Financial Statements included herein for a further discussion of the components of these costs.

Insurance Proceeds

At May 3, 2010, we had in effect a policy of insurance with a per occurrence flood limit of $50.0 million at the affected properties. During 2010, we received $50.0 million in insurance proceeds and recorded these insurance proceeds as an offset to the net casualty loss in the accompanying consolidated statements of operations. At December 31, 2012, our per occurrence flood insurance is $150.0 million.

Operating Results – Preopening costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for 2012 primarily relate to our new sports bar entertainment facility at Gaylord Palms that opened in the first quarter 2012. Our preopening costs for 2011 primarily relate to a new restaurant concept at the Inn at Opryland that opened in the third quarter of 2011.

In 2010, as a result of the extensive damage to Gaylord Opryland and the Grand Ole Opry House and the extended period in which these properties were closed, we incurred costs associated with the reopening of these facilities through the date of reopening. All costs directly related to redeveloping and reopening the affected properties, as well as all continuing operating costs not directly related to remediating the flooded properties, other than depreciation and amortization, incurred from June 10, 2010 (the date at which we determined that the remediation was substantially complete), through the date of reopening, are included in preopening costs. During 2010, we incurred $55.3 million in preopening costs. See Note 3 to our Consolidated Financial Statements included herein for a further discussion of the components of these costs.

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the years ended December 31, 2012, 2011 and 2010 (in thousands, except percentages):

	2012	% Change	2011	% Change	2010

Interest expense, net of amounts capitalized	$(58,582)	21.5%	$(74,673)	8.3%	$(81,426)
Interest income	12,307	–1.2%	12,460	–5.1%	13,124
Income from unconsolidated companies	109	–90.0%	1,086	78.6%	608
Net gain on extinguishment of debt	—	0.0%	—	–100.0%	1,299
Other gains and (losses)	22,251	2529.1%	(916)	–71.2%	(535)
(Provision) benefit for income taxes	2,034	–127.4%	(7,420)	–118.2%	40,718
Income (loss) from discontinued operations, net of taxes	(9)	–108.3%	109	–96.4%	3,070

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, decreased $16.1 million to $58.6 million (net of capitalized interest of $0.5 million in 2012) in 2012 as compared to 2011, due primarily to a decrease in interest expense associated with our refinanced credit facility, due to lower interest rates, as well as 2011 including the write-off of $1.7 million in deferred financing costs associated with our previous $1.0 billion credit facility. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 5.4% in 2012 as compared to 6.3% in 2011. Cash interest expense decreased $15.4 million to $40.3 million in 2012 as compared to 2011, and noncash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, decreased $0.7 million to $18.3 million in 2012 as compared to 2011.

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

Interest Income

Interest income for 2012, 2011 and 2010 primarily includes amounts earned on the bonds that we received in April 2008 in connection with the development of Gaylord National.

Income From Unconsolidated Companies

We account for our previous minority investments under the equity method of accounting. Income from unconsolidated companies for the years ended December 31, 2012, 2011 and 2010 consisted of equity method income from these investments.

Net Gain on Extinguishment of Debt

During 2010, we repurchased $28.5 million in aggregate principal amount of our outstanding 6.75% senior notes for $27.0 million. After adjusting for deferred financing costs and other costs, we recorded a pre-tax gain of $1.3 million as a result of the repurchases.

Other Gains and (Losses)

Other gains and (losses) for 2012 consisted of a $20.0 million gain on the sale of intellectual property to Marriott in connection with the Marriott sale transaction and $2.3 million received from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses. Our other gains and (losses) during 2011 and 2010 primarily consisted of miscellaneous income and expenses related to retirements of fixed assets.

(Provision) Benefit for Income Taxes

The effective tax rate as applied to pre-tax income (loss) from continuing operations differed from the statutory federal rate due to the following:

	Years Ended December 31,
	2012	2011	2010
U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	–2%	18%	1%
Permanent items	–1%	0%	0%
Nondeductible compensation	–8%	0%	–1%
Nondeductible transaction costs	–23%	0%	0%
Federal tax credits	2%	–8%	1%
Federal valuation allowance	3%	–2%	–4%
Effect of tax law change	0%	0%	–1%
Unrecognized tax benefits	1%	–1%	0%

	7%	42%	31%

The decrease in our effective tax rate for 2012, as compared to 2011, resulted primarily from increases in permanent tax adjustments related to nondeductible transaction costs associated with the Marriott sale transaction and compensation adjustments, partially offset by changes in our federal and state valuation allowances.

The increase in our effective tax rate for 2011, as compared to 2010, resulted primarily from increases in state valuation allowances, increases in unrecognized tax benefits, and state taxes payable in relation to pre-tax income, partially offset by the impact of federal tax credits.

Income (Loss) from Discontinued Operations, Net of Taxes

We reflect the following businesses as discontinued operations in our financial results for the years ended December 31, 2012, 2011 and 2010. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations for all periods presented.

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

The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Revenues:
Corporate Magic	$—	$—	$2,389

Operating income (loss):
Corporate Magic	$—	$56	$(716)
Other	(102)	22	204

Total operating income (loss)	(102)	78	(512)

Interest income	65	60	32
Other gains and (losses):
Corporate Magic	—	—	618
Other	—	38	45

Total other gains and (losses)	—	38	663

Income (loss) before income taxes	(37)	176	183
(Provision) benefit for income taxes	28	(67)	2,887

Income (loss) from discontinued operations	$(9)	$109	$3,070

The benefit for income taxes for 2010 primarily relates to a permanent tax benefit recognized on the sale of the stock of Corporate Magic.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During 2012, our net cash flows provided by our operating activities – continuing operations were $176.4 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, impairment and other charges, income tax benefit, stock-based compensation expense, excess tax benefit from stock-based compensation, gain on sale of long-lived assets, and income from unconsolidated companies of approximately $129.1 million, and favorable changes in working capital of approximately $47.3 million. The favorable changes in working capital primarily resulted from an increase in accounts payable and accrued expenses, primarily due to an increase at our managed properties due to timing of payments as new payment processes are developed and an increase in our Corporate and Other segment due to timing of payments, and an increase in accrued severance, partially offset by an increase in accounts receivable at Gaylord National and Gaylord Opryland due primarily to an increase in group business at the end of 2012, as compared to the end of 2011, which business typically has longer payment terms.

During 2011, our net cash flows provided by our operating activities – continuing operations were $153.9 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, income from unconsolidated companies, the write-off of deferred financing costs related to the refinancing of our credit facility, losses on assets damaged in flood, and losses on the sales of certain fixed assets of approximately $170.6 million, partially offset by unfavorable changes in working capital of approximately $16.7 million. The unfavorable changes in working capital primarily resulted from an increase in accounts receivable at Gaylord Opryland, Gaylord Palms and Gaylord Texan due primarily to an increase in group business at the end of 2011, as compared to the end of 2010, which business typically has longer payment terms, a decrease in interest payable due to the repayment of $100.0 million under our credit facility, as well as lower interest rates and the expiration of the interest rate swaps associated with our credit facility, and a decrease in accounts payable due to timing of payments. These unfavorable changes were partially offset by the collection of federal tax refunds related to 2010 and an increase in deferred revenue due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord National and Gaylord Palms.

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

Cash Flows From Investing Activities. During 2012, our primary sources of funds from investing activities were the receipt of $210.0 million from the Marriott sale transaction, partially offset by the purchase of property and equipment totaling $95.2 million. Our capital expenditures during 2012 primarily included the completion of the renovation of the guestrooms, a new sports bar entertainment facility and new resort pools at Gaylord Palms, the completion of the enhancement to our flood protection system at Gaylord Opryland and the Grand Ole Opry, and ongoing maintenance capital expenditures for our existing properties.

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

Cash Flows From Financing Activities. During 2012, our net cash flows used in financing activities – continuing operations were $238.7 million, primarily reflecting the payment of $185.4 million related to the repurchase and retirement of 5.0 million shares of our common stock from TRT Holdings, the payment of the cash portion of the special dividend paid to stockholders on December 21, 2012 of $62.0 million, and $55.0 million in net repayments under our $925 million credit facility, partially offset by $32.7 million in net proceeds from the issuance of approximately 0.9 million shares of our common stock in a public offering, and $25.3 million in proceeds from the exercise of stock options and purchase plans.

During 2011, our net cash flows used in financing activities – continuing operations were $105.7 million, primarily reflecting $100.0 million in repayments under our former $1.0 billion credit facility and the payment of $10.1 million in deferred financing costs associated with the refinancing of our former $1.0 billion credit facility, partially offset by $4.8 million in proceeds from the exercise of stock option and purchase plans.

During 2010, our net cash flows used in financing activities – continuing operations were $3.3 million, primarily reflecting the payment of $27.0 million to repurchase portions of our 6.75% senior notes, partially offset by $26.1 million in proceeds from the exercise of stock options and purchase plans.

Working Capital

As of December 31, 2012 we had total current assets of $211.2 million and total current liabilities of $348.8 million, which resulted in a working capital deficit of $137.6 million. A significant portion of our current liabilities consist of deferred revenues ($41.0 million at December 31, 2012), which primarily represent deposits received on advance bookings of hotel rooms. While satisfaction of these deferred revenue liabilities will require the use of hotel resources and services, it does not require future cash payments by us. In addition, as further described below, our 3.75% convertible notes are currently convertible through March 31, 2013. Based on our borrowing capacity under our $925 million credit facility at December 31, 2012, $129.7 million of these convertible notes has been classified as short-term debt in the accompanying consolidated balance sheet. At this time, we have not processed any 3.75% convertible notes for conversion. We believe our current assets, cash flows from operating activities and availability under our credit facility will be sufficient to repay our current liabilities as they become due.

Liquidity

As of December 31, 2012, we had $97.2 million in unrestricted cash and $372.0 million available for borrowing under our $925 million credit facility, which matures in 2015. During 2012, we received $210.0 million from the Marriott sale transaction and received approximately $32.7 million in net proceeds from a public offering of approximately 0.9 million shares of our common stock. These inflows, as well as the cash flows from operating activities discussed above, partially offset by the payment of $185.4 million related to the repurchase and retirement of 5.0 million shares of our common stock from TRT Holdings, capital expenditures of $95.2 million, the payment of the cash portion of the special dividend paid to our stockholders on December 21, 2012 of $62.0 million and the repayment of $55.0 million under our $925 million credit facility, were the primary factors in the increase in our cash balance from 2011 to 2012.

We anticipate that (i) we will incur federal income taxes, including those associated with the receipt of the purchase price and other transactions related to the REIT conversion, net of remaining net operating losses, of approximately $4.0 million to $7.0 million, and (ii) we will incur one-time costs related to the REIT conversion, including conversion, transaction, severance, and retention costs, but excluding non-cash impairment costs, currently estimated to be $85 million (of which approximately $69 million have already been incurred). In addition, on January 17, 2013, we redeemed our remaining 6.75% senior notes at par at a cost of $152.2 million, which was funded using operational cash flow and borrowings under the revolving credit line of our $925 million credit facility. Finally, on February 14, 2013, our board of directors declared a cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $26.4 million, to stockholders of record as of the close of business on March 28, 2013, payable on April 12, 2013. We currently plan to pay a quarterly cash dividend of $0.50 per share in July 2013, October 2013 and January 2014.

As further described above, we anticipate investing in our operations during 2013 by spending between $35 million and $38 million in capital expenditures, which include $26 million to $29 million in ongoing maintenance capital in our Hospitality segment, approximately $3 million in ongoing maintenance capital in our Opry and Attractions segment, and approximately $6 million in other projects.

In addition, on December 17, 2012, we announced that our board of directors authorized a share repurchase program for up to $100 million of our common stock using cash on hand and borrowings under the revolving credit line of our $925 million credit facility.

We believe that our cash on hand and cash from operations will be adequate to fund these short-term commitments, as well as: (i) normal operating expenses, (ii) interest expense on long-term debt obligations, and (iii) capital lease and operating lease obligations. If our existing cash and cash from operations were inadequate to fund such commitments, we could draw on our $925 million credit facility, subject to the satisfaction of covenants in the credit facility. We believe that drawing on this credit facility will not be necessary for general working capital purposes. We may, however, draw on our $925 million credit facility for operational and capital needs in the future.

Our outstanding principal debt agreements, none of which mature prior to 2014, are described below. Based on current projections for compliance under our financial covenants contained in the credit agreement for our $925 million credit facility, we do not foresee a maturity issue prior to 2014. We may seek opportunities to refinance our indebtedness in 2013 if interest rates and terms are favorable.

Principal Debt Agreements

As of December 31, 2012, we were in compliance with all covenants related to our outstanding debt.

$925 Million Credit Facility. On October 1, 2012, in connection with the Merger, we entered into a Second Amendment to Third Amended and Restated Credit Agreement (the “Amendment”) by and among Ryman, as parent guarantor, RHP Hotel Properties, LP (a wholly-owned subsidiary of Ryman), as borrower, certain subsidiaries of Ryman party thereto, as guarantors, Bank of America, N.A, as administrative agent and the other lenders party thereto, which amends the Third Amended and Restated Credit Agreement dated as of August 1, 2011, among Ryman, as borrower, certain subsidiaries of Ryman party thereto, as guarantors, Bank of America, N.A., as administrative agent and the other lenders party thereto (the “$925 million credit facility”).

As a result of the Amendment, the REIT conversion, including, but not limited to, the Merger and the Marriott sale transaction, did not constitute a default under the $925 million credit facility. The Amendment, among other things, (i) permits dividends so long as the aggregate amount of all distributions to stockholders in a given fiscal year does not exceed 95% of our funds from operations (as defined in the $925 million credit facility), or to the extent necessary for us to maintain REIT status, (ii) allows our subsidiaries to lease our hotel properties, and (iii) updates the facility generally to permit us to restructure and operate our business as a REIT. Under the Amendment, RHP Hotel Properties, LP (the “Borrower”) is the sole borrower under the $925 million credit facility, and Ryman and certain other of its subsidiaries are guarantors of the $925 million credit facility.

The $925 million credit facility consists of the following components: (a) a $525.0 million senior secured revolving credit facility, of which $200.0 million was drawn at closing, and includes a $75.0 million letter of credit sublimit and a $50.0 million sublimit for swingline loans, and (b) a $400.0 million senior secured term loan facility, which was fully funded at closing. The $925 million credit facility also includes an accordion feature that will allow us to increase the facility by a total of up to $475.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The $925 million credit facility matures on August 1, 2015 and bears interest at an annual rate of LIBOR plus an adjustable margin based on our implied debt service coverage ratio, as defined in the agreement (the “Applicable Margin”), or the bank’s base rate plus the Applicable Margin. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR-based loans. Principal is payable in full at maturity. We are required to pay a fee of 0.3% to 0.4% per year of the average unused portion of the $525 million revolving credit line. The purpose of the $925 million credit facility is for working capital, capital expenditures, and other corporate purposes.

The $925 million credit facility is guaranteed by Ryman, each of the four wholly-owned subsidiaries that own our Gaylord Hotels properties, and certain other subsidiaries of Ryman. The $925 million credit facility is secured by (i) a first mortgage and lien on the real property of our Gaylord Hotels properties, (ii) pledges of equity interests in the subsidiaries of Ryman that own the Gaylord Hotels properties, (iii) pledges of equity interests in the Borrower, the guarantors (other than Ryman), and certain other subsidiaries of Ryman, and (iv) the personal property of the Borrower, Ryman and the other guarantors. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event a hotel property is sold).

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

•	We must maintain a consolidated fixed charge coverage ratio, as defined in the agreement, of not less than 1.75 to 1.00.

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

We refinanced our previous $1.0 billion credit facility by entering into the $925 million credit facility on August 1, 2011. As a result of the refinancing, we wrote off $1.7 million of deferred financing costs, which are included in interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2011.

As of December 31, 2012, $545.0 million of borrowings were outstanding under the $925 million credit facility, and the lending banks had issued $8.0 million of letters of credit under the facility for us, which left $372.0 million of availability under the credit facility.

During January 2013, we drew $154.0 million under the $925 Million Credit facility in order to redeem at par all of our outstanding 6.75% senior notes.

3.75% Convertible Senior Notes. In 2009, we issued $360.0 million of 3.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1. The Convertible Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of our common stock, at an initial conversion rate of 36.6972 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $27.25 per share. As a result of our declaration of the special dividend paid to stockholders on December 21, 2012, pursuant to anti-dilution provisions included in the indenture for the Convertible Notes, the conversion rate of the Convertible Notes was adjusted to 44.4492 shares of common stock per $1,000 principal amount of the Convertible Notes on November 8, 2012, which is equivalent to a conversion price of $22.50 per share. We may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. We intend to settle the face value of the Convertible Notes in cash. In addition, in accordance with customary anti-dilution provisions, the strike price of the call options we purchased was adjusted to $22.50 per share of our common stock, which will enable us to purchase approximately 16.0 million shares of our common stock. Further, the exercise price of the common stock purchase warrants we sold was adjusted to $27.00 per share.

The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. Based on our stock price during the three months ended December 31, 2012, the first condition permitting conversion of the Convertible Notes was satisfied and, thus, the Convertible Notes are currently convertible through March 31, 2013. At this time, we have not processed any of the Convertible Notes for conversion. Based on our borrowing capacity under the $925 million credit facility, $203.4 million of the Convertible Notes has been classified as long-term debt in the accompanying consolidated balance sheet as of December 31, 2012. Based on our December 31, 2012 closing stock price of $38.46, the “if-converted value” of the Convertible Notes exceeds the face amount by $255.4 million; however, after giving effect to the exercise of the call options and warrants associated with the Convertible Notes as described below, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $183.4 million or a 4.8 million net share issuance, or a combination of cash and stock, at our option. Based on our cash on hand and our availability under the $925 million credit facility as of December 31, 2012, we do not expect any liquidity issues should the Convertible Notes be converted.

The Convertible Notes are general unsecured and unsubordinated obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness, which prior to January 17, 2013 included our 6.75% senior notes, and senior in right of payment to all of our future subordinated indebtedness, if any. The Convertible Notes will be effectively subordinated to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness.

The Convertible Notes are guaranteed on a senior unsecured basis by our subsidiaries that are borrowers under or guarantors of our credit facility. Each guarantee will rank equally in right of payment with such subsidiary guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such subsidiary guarantor. The Convertible Notes will be effectively subordinated to any secured indebtedness and effectively subordinated to all indebtedness and other obligations of our subsidiaries that do not guarantee the Convertible Notes.

Upon a Fundamental Change (as defined in the indenture for our Convertible Notes), holders may require us to repurchase all or a portion of their Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, thereon to (but excluding) the Fundamental Change Repurchase Date (as defined in the indenture for our Convertible Notes). The Convertible Notes are not redeemable at our option prior to maturity. We do not believe the REIT conversion resulted in a Fundamental Change.

The conversion rate of the Convertible Notes will be adjusted in connection with any special or regular dividends we pay pursuant to customary anti-dilution provisions of the indenture governing the Convertible Notes, which will result in additional shares of our common stock becoming issuable upon conversion of the Convertible Notes.

6.75% Senior Notes. On January 17, 2013, we redeemed our remaining 6.75% senior notes (“the “Senior Notes”) at par at a cost of $152.2 million, which was funded using operational cash flow and borrowings under the revolving credit line of our $925 million credit facility. As a result of this redemption, we will write off $0.5 million of deferred financing costs in the first quarter of 2013. We completed our offering of $225 million in aggregate principal amount of the Senior Notes in 2004. The Senior Notes were scheduled to mature on November 15, 2014, and bore interest at 6.75% interest, payable semi-annually in cash in arrears on May 15 and November 15 of each year. The Senior Notes were redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The Senior Notes ranked equally in right of payment with our other unsecured unsubordinated debt, but were effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The Senior Notes were guaranteed on a senior unsecured basis by generally most of our significant active domestic subsidiaries. In addition, the Senior Notes indenture contained certain covenants which, among other things, limited the incurrence of additional indebtedness (including additional indebtedness under the term loan portion of our $925 million credit facility), investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The Senior Notes were cross-defaulted to our other indebtedness.

Additional Debt Limitations. Pursuant to the terms of the management agreements and pooling agreement with Marriott, we are subject to certain debt limitations described below.

The management agreements provide for the following limitations on indebtedness encumbering a hotel:

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

Off-Balance Sheet Arrangements

We previously invested in two unconsolidated entities that owned hotels located in Hawaii, which is described in Note 14 to our consolidated financial statements included herein. Our joint venture partner in each of these unconsolidated entities guaranteed, under certain circumstances, certain loans made to wholly-owned subsidiaries of each of these entities, and we agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers. As of December 31, 2012, the lending banks under the $925 million credit facility had issued $8.0 million of letters of credit for us. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2012, including long-term debt and operating and capital lease commitments (amounts in thousands):

Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)(2)	$1,057,180	$—	$1,057,180	$—	$—
Capital leases	1,644	686	958	—	—
Operating leases (3)	638,856	5,744	10,484	8,870	613,758
Construction commitments (4)	5,060	5,060	—	—	—
Other	10,649	5,351	5,298	—	—

Total contractual obligations	$1,713,389	$16,841	$1,073,920	$8,870	$613,758

(1)	Long-term debt commitments do not include approximately $74.0 million in interest payments projected to be due in future years (less than 1 year – $35.8 million; 1-3 years – $38.2 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at December 31, 2012 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herewith for a discussion of the interest we paid during 2012, 2011 and 2010.
(2)	Total long-term debt commitments due in 1-3 years of $1.1 billion includes $360.0 million of the Convertible Notes, which are currently convertible through March 31, 2013, and $152.2 million of the Senior Notes, which we redeemed at par on January 17, 2013 using operational cash flow and borrowings under the revolving credit line of the $925 million credit facility.
(3)	Total operating lease commitments of $638.9 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(4)	With respect to our hotels that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2013, the amount funded into the reserve accounts will be 3.0% of the respective hotel’s total annual revenue. As of December 31, 2012, $5.1 million was held in FF&E reserve accounts for future capital expenditures at our hotels. According to the terms of each hotel management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each hotel management agreement provides any excess funds will carry over for use in future years.

Due to the uncertainty with respect to the timing of future cash payments associated with our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan, we cannot make reasonably certain estimates of the period of cash settlement. Therefore, these obligations have been excluded from the contractual obligations table above. During 2013, we expect to contribute $1.6 million and $0.9 million, respectively, to our defined benefit pension plan and our defined benefit postretirement health care and life insurance plan. See Note 10 and Note 11 to our consolidated financial statements included herein for further discussion related to these obligations.

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

Revenue recognition. Revenue from our occupied hotel rooms is recognized as earned on the close of business each day and from concessions and food and beverage sales at the time of the sale. Revenues from other services at our hotels, such as spa, parking, and transportation services are recognized at the time services are provided. Attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, as well as cancellation fees, are recognized as revenue in the period they are collected. Revenues from the Opry and Attractions segment are recognized when services are provided or goods are shipped, as applicable.

Impairment of long-lived and other assets. In accounting for our long-lived and other assets (including our notes receivable associated with the development of Gaylord National), we assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. Other than as necessary as a result of the REIT conversion, as discussed above, no impairment charges on long-lived assets were recorded during 2012.

Stock-based compensation. We record compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula, which requires various judgmental assumptions including expected volatility, expected term, expected dividend yield, and expected risk-free rate of return. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. If any of the assumptions used in the Black-Scholes-Merton option pricing formula change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The assumptions for expected volatility, expected term, and expected dividend yield are the assumptions that significantly affect the grant date fair value. The expected risk-free rate of return is not significant to the calculation of fair value.

Derivative financial instruments. We are exposed to certain risks relating to our ongoing business operations. The primary risks occasionally managed by using derivative instruments are interest rate risk and commodity price risk. Interest rate swaps are entered into from time to time to manage interest rate risk associated with portions of our fixed and variable rate borrowings. Natural gas price swaps are entered into from time to time to manage the price risk associated with forecasted purchases of natural gas and electricity used by our hotels. We designate certain interest rate swaps as cash flow hedges of variable rate borrowings, the remaining interest rate swaps as fair value hedges of fixed rate borrowings, and natural gas price swaps as cash flow hedges of forecasted purchases of natural gas and electricity.

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

We determine the fair values of our derivative assets and liabilities based on quotes, with appropriate adjustments for any significant impact of non-performance risk of the parties to the contracts. The key input used to determine the fair value of our previous variable to fixed interest rate swaps was changes in LIBOR interest rates. The key input used to determine the fair value of our previous variable to fixed natural gas price swaps was the forward price of natural gas futures contracts for delivery at the Henry Hub as quoted on the New York Mercantile Exchange. We believe it is unlikely that materially different estimates for the fair value of financial derivative instruments would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time the estimates were made.

We held no derivative positions at December 31, 2012.

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

We have state net operating loss and tax credit carryforwards for which management believes it is more-likely-than-not that future taxable income will be sufficient to realize the recorded deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Projected future taxable income is based on management’s forecast of our operating results. Management periodically reviews such forecasts in comparison with actual results and expected trends. We have established valuation allowances for certain federal and state deferred tax assets. At December 31, 2012, we had no federal net operating loss or federal credit carryforwards, and had charitable contribution carryforwards of $1.1 million (resulting in a deferred tax benefit of $0.4 million). A valuation allowance of $4.2 million has been provided for certain federal deferred tax assets, including charitable contribution carryforwards, as of December 31, 2012. At December 31, 2012, we had state net operating loss carryforwards of $413.7 million (resulting in a deferred tax benefit of $16.9 million) and state credit carryforwards of $0.7 million. A valuation allowance of $14.1 million has been provided for certain state deferred tax assets, including loss and credit carryforwards, as of December 31, 2012. In the event management determines that a change in the realizability of these deferred tax assets is necessary, we will be required to adjust our deferred tax valuation allowance in the period in which the determination is made.

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

Retirement and postretirement benefits other than pension plans. The costs and obligations of our retirement and postretirement benefits other than pension plans recognized in our consolidated financial statements are determined from actuarial valuations, which are dependent on significant assumptions, judgments, and estimates. These assumptions, judgments, and estimates, which include discount rates at which the liabilities could be settled at the measurement date, expected return on plan assets and mortality rates, are evaluated at each annual measurement date. In accordance with generally accepted accounting principles, actual results that differ from these assumptions, judgments, and estimates are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate decreased from 4.1% for the retirement plan and 4.2% for the postretirement benefits other than pension plans at December 31, 2011 to 3.6% and 3.1%, respectively, at December 31, 2012.

We determine the overall expected long-term return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each allocation of plan assets, return premiums generated by portfolio management, and advice by our third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption that is determined at the beginning of each year and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension expense. The expected return on plan assets assumption used for determining net periodic pension expense for 2012 and 2011 was 7.5% and 8.0%, respectively. Actual return on plan assets for 2012 and 2011 was 15.7% and (1.8)%, respectively. Our historical actual return averaged 7.2% for the ten-year period ended December 31, 2012. In the future, we may make additional discretionary contributions to the plan or we could be required to make mandatory cash funding payments.

The mortality rate assumption used for determining future benefit obligations as of December 31, 2012 and 2011 was based on the RP 2000 Mortality Tables. In estimating the health care cost trend rate, we consider our actual health care cost experience, industry trends, and advice from our third-party actuary. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would decrease or increase 2012 net periodic pension expense by approximately $0.8 million and $0.9 million, respectively. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2012 net periodic pension expense by approximately $0.6 million.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under our $925 million credit facility currently bear interest at an annual rate of LIBOR plus 2.00%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $545.0 million in borrowings outstanding under our $925 million credit facility as of December 31, 2012 would increase by approximately $5.5 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2012. As a result, the interest rate market risk implicit in these investments at December 31, 2012, if any, is low.

Risk Related to Changes in Equity Prices

The $360 million aggregate principal amount of Convertible Notes may be converted prior to maturity, at the holder’s option, into shares of our common stock under certain circumstances as described in Item 7 above under Principal Debt Agreements. Upon conversion, we may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations to the converting note holders. The fair value of the Convertible Notes will generally increase as our share price increases and decrease as our share price declines.

Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge transactions intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock, as measured under the Convertible Notes, at the time of exercise is greater than the conversion price of the Convertible Notes. In connection with the convertible note hedge transactions, we purchased call options to purchase approximately 13.2 million shares of our common stock, subject to anti-dilution adjustments, at a price per share equal to $27.25, the initial conversion price of the Convertible Notes, from counterparties affiliated with the initial purchasers of the Convertible Notes. Separately we sold warrants to the counterparties to the call options whereby they may purchase approximately 13.2 million shares of our common stock at a price of $32.70 per share. In accordance with anti-dilution provisions included in the indenture for the Convertible Notes and as a result of our declaration of the special dividend paid to stockholders on December 21, 2012, on November 8, 2012 the number of shares covered by and the exercise price of the call options we purchased were adjusted to 16.0 million shares and $22.50 per share, respectively. The number of shares covered by and the exercise price of the common stock purchase warrants we sold were adjusted to 16.0 million shares and $27.00 per share, respectively. Following these adjustments, the Convertible Notes will not have a dilutive impact on shares outstanding if the share price of our common stock is below the warrant exercise price. For every $1 increase in the share price of our common stock above $27.00, we will be required to deliver, upon the exercise of the warrants, the equivalent of $16.0 million in shares of our common stock (at the relevant share price). Pursuant to anti-dilution provisions, the conversion price of the Convertible Notes and the exercise prices of the call options and warrants will be adjusted for future cash dividends.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of December 31, 2012, the value of the investments in the pension fund was $69.6 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $7.0 million.

Summary

Based upon our overall market risk exposures at December 31, 2012, we believe that the effects of changes in interest rates, equity prices and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page 69 of this Annual Report on Form 10-K and incorporated by reference herein.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

Effective in the fourth quarter of 2012, the Company contracted with Marriott International, Inc. to manage its four resort hotels, the Inn at Opryland and certain attractions located in Nashville, Tennessee. As a result, financial reporting for these businesses is executed utilizing personnel, computerized systems and processes of Marriott International, Inc. The Company will rely on the resources of and financial information provided by Marriott International, Inc. to report the financial results of these managed businesses, which are included in the Company’s consolidated financial and operational results. The Company modified and enhanced certain of its procedures used to evaluate the financial information received from the manager, including information concerning the third-party manager’s internal controls over financial reporting that are used in the managed businesses.

Other than the changes noted above, there were no changes in our internal control over financial reporting during 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

The Company entered into a Confidential Separation Agreement and General Release (the “Separation Agreement”) with Carter R. Todd, the Company’s former Executive Vice President, General Counsel, and Secretary, on February 6, 2013. Pursuant to the terms of the Separation Agreement, Mr. Todd’s employment with the Company will terminate effective March 1, 2013, and he has agreed to a general release of all claims against the Company and its subsidiaries and affiliates and one-year covenants not to solicit the employees of or disparage the Company.

In consideration of Mr. Todd’s release of claims and agreement to the restrictive covenants described above, the Separation Agreement provides that Mr. Todd will receive the following on or before five business days after March 1, 2013 (subject to applicable withholding taxes):

•	$543,540, which represents the amount of one year’s base salary and the prior year bonus paid to Mr. Todd;

•	$108,000 as retention pay;

•	$53,219 to supplement Mr. Todd’s COBRA premium costs, which is the amount the Company would have paid for Mr. Todd’s health benefits if he were continuing as an active employee for two years;

•	$12,000 for one year’s car allowance;

•	$32,400, which represents Mr. Todd’s prorated bonus for 2013 performance;

•	An annual cash bonus for Mr. Todd’s 2012 performance (at a rate not less than target);

•

Accelerated vesting of 5,671 stock options (which represent stock options that were scheduled to vest between Mr. Todd’s termination date and the first anniversary thereof), and all stock options held by Mr. Todd will remain exercisable until the first anniversary of his termination date (and will expire to the extent not exercised prior to that time);

•	Accelerated vesting of 10,071 restricted stock units which were scheduled to vest between Mr. Todd’s termination date and the first anniversary thereof; and

•	Up to 3,436 shares of Mr. Todd’s restricted stock unit grant under the Company’s 2011 Long Term Incentive Plan in the event performance targets for such award are satisfied in February 2014.

Certain amounts payable to Mr. Todd pursuant to the Separation Agreement represent amounts Mr. Todd would have been entitled to under his employment agreement for a termination without cause and certain additional amounts awarded by the Human Resources Committee of the Board of Directors in recognition of Mr. Todd’s service to the Company.

The foregoing summary of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement, which is filed hereto as Exhibit 10.42 and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Election of Directors” in our Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c) (3) of Regulation S-K is incorporated by reference to the discussion under the heading “Stockholder Nominations of Candidates for Board Membership” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Certain other information concerning executive officers and certain other officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has a separately designated audit committee of the Board of Directors established in accordance with the Exchange Act. Glenn J. Angiolillo, Michael J. Bender, E.K. Gaylord II and D. Ralph Horn currently serve as members of the Audit Committee, and Mr. Bender serves as its chairman. Our Board of Directors has determined that Mr. Horn is an “audit committee financial expert” as defined by the SEC and is independent, as that term is defined in the Exchange Act and the listing standards of the New York Stock Exchange.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of our Board of Directors and our officers, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. In addition, the Board of Directors has adopted Corporate Governance Guidelines and restated charters for our Audit Committee, Human Resources Committee, and Nominating and Corporate Governance Committee. You can access our Code of Business Conduct and Ethics, Corporate Governance Guidelines and current committee charters on our website at www.rymanhp.com or request a copy of any of the foregoing by writing to the following address: Ryman Hospitality Properties, Inc., Attention: Secretary, One Gaylord Drive, Nashville, Tennessee 37214. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Conduct and Ethics, Corporate Governance Guidelines or current committee charters on its website. In accordance with the corporate governance listing standards of the New York Stock Exchange, the Company has designated Mr. D. Ralph Horn as the lead director at all meetings of non-management directors, which meetings will be held on a regular basis. Stockholders, employees and other interested parties may communicate with Mr. Horn, individual non-management directors, or the non-management directors as a group, by email at boardofdirectors@rymanhp.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the discussions under the headings “2012 Compensation of Directors,” “Compensation Discussion and Analysis,” “2012 Summary Compensation Table,” “Grants of Plan-Based Awards for 2012,” “Outstanding Equity Awards at Fiscal Year End December 31, 2012,” “2012 Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments on Termination or Change of Control,” “Election of Directors–Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” in our Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the discussions under the headings “Election of Directors–Independence of Directors” and “Transactions with Related Persons” in our Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The accompanying index to financial statements on page 69 of this Annual Report on Form 10-K is provided in response to this Item.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: February 27, 2013	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed	Chairman of the Board of Directors,	February 27, 2013
Colin V. Reed	Chief Executive Officer and President

/s/ Glenn J. Angiolillo	Director	February 27, 2013
Glenn J. Angiolillo

/s/ Michael J. Bender	Director	February 27, 2013
Michael J. Bender

/s/ E.K. Gaylord, II	Director	February 27, 2013
E.K. Gaylord, II

/s/ D. Ralph Horn	Director	February 27, 2013
D. Ralph Horn

/s/ Ellen R. Levine	Director	February 27, 2013
Ellen R. Levine

/s/ Robert S. Prather, Jr.	Director	February 27, 2013
Robert S. Prather, Jr.

Director
Michael D. Rose

/s/ Michael I. Roth	Director	February 27, 2013
Michael I. Roth

/s/ Mark Fioravanti	Executive Vice President and Chief	February 27, 2013
Mark Fioravanti	Financial Officer (Principal Financial Officer)

/s/ Rod Connor	Senior Vice President and Chief	February 27, 2013
Rod Connor	Administrative Officer
(Principal Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Ryman Hospitality Properties, Inc. and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2012 and 2011 and for Each of the Three Years in the Period Ended December 31, 2012
Report of Independent Registered Public Accounting Firm	70
Report of Independent Registered Public Accounting Firm	71
Consolidated Statements of Operations for the Years ended December 31, 2012, 2011, and 2010	72
Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2012, 2011, and 2010	73
Consolidated Balance Sheets as of December 31, 2012 and 2011	74
Consolidated Statements of Cash Flows for the Years ended December 31, 2012, 2011, and 2010	75
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2012, 2011, and 2010	76
Notes to Consolidated Financial Statements	77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ryman Hospitality Properties, Inc.

We have audited the accompanying consolidated balance sheets of Ryman Hospitality Properties, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ryman Hospitality Properties, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ryman Hospitality Properties, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ryman Hospitality Properties, Inc.

We have audited Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ryman Hospitality Properties, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ryman Hospitality Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ryman Hospitality Properties, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 27, 2013

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012, 2011 and 2010

(Amounts in thousands, except per share data)

	2012	2011	2010

Revenues	$986,594	$952,144	$769,961
Operating expenses:
Operating costs	570,905	566,390	474,609
Selling, general and administrative	182,253	179,301	158,169
Management fees	4,337	—	—
REIT conversion costs	101,964	—	—
Casualty loss	858	1,225	42,321
Preopening costs	340	408	55,287
Depreciation and amortization	130,691	125,289	105,561

Operating income (loss)	(4,754)	79,531	(65,986)

Interest expense, net of amounts capitalized	(58,582)	(74,673)	(81,426)
Interest income	12,307	12,460	13,124
Income from unconsolidated companies	109	1,086	608
Net gain on extinguishment of debt	—	—	1,299
Other gains and (losses)	22,251	(916)	(535)

Income (loss) before income taxes and discontinued operations	(28,669)	17,488	(132,916)
(Provision) benefit for income taxes	2,034	(7,420)	40,718

Income (loss) from continuing operations	(26,635)	10,068	(92,198)
Income (loss) from discontinued operations, net of taxes	(9)	109	3,070

Net income (loss)	$(26,644)	$10,177	$(89,128)

Income (loss) per share:
Income (loss) from continuing operations	$(0.56)	$0.21	$(1.95)
Income from discontinued operations, net of taxes	—	—	0.06

Net income (loss)	$(0.56)	$0.21	$(1.89)

Income (loss) per share – assuming dilution:
Income (loss) from continuing operations	$(0.56)	$0.20	$(1.95)
Income from discontinued operations, net of taxes	—	—	0.06

Net income (loss)	$(0.56)	$0.20	$(1.89)

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2012, 2011 and 2010

(Amounts in thousands, except per share data)

	2012	2011	2010

Net income (loss)	$(26,644)	$10,177	$(89,128)

Other comprehensive income (loss), before tax:
Unrealized gain (loss) on natural gas swaps:
Unrealized losses arising during the period	—	(533)	(521)
Amount reclassified from accumulated OCI into income	—	759	295

	—	226	(226)

Unrealized gain on interest rate swaps:
Unrealized losses arising during the period	—	(447)	(6,720)
Amount reclassified from accumulated OCI into income	—	12,674	20,154

	—	12,227	13,434

Minimum pension liability:
Unrealized gains (losses) arising during the period	14,451	(26,938)	(6,998)
Amount reclassified from accumulated OCI into income	3,601	1,841	2,118

	18,052	(25,097)	(4,880)

Other comprehensive income (loss), before tax	18,052	(12,644)	8,328
Income tax (expense) benefit related to items of comprehensive income (loss)	(6,624)	4,702	(2,990)

Other comprehensive income (loss), net of tax	11,428	(7,942)	5,338

Comprehensive income (loss)	$(15,216)	$2,235	$(83,790)

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(Amounts in thousands, except per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents – unrestricted	$97,170	$44,388
Cash and cash equivalents – restricted	6,210	1,150
Trade receivables, less allowance of $623 and $719, respectively	55,343	41,939
Deferred income taxes	10,688	8,641
Other current assets	41,834	48,538

Total current assets	211,245	144,656

Property and equipment, net of accumulated depreciation	2,148,999	2,209,127
Notes receivable, net of current portion	138,975	142,567
Long-term deferred financing costs	11,347	15,947
Other long-term assets	32,245	50,713
Long-term assets of discontinued operations	328	390

Total assets	$2,543,139	$2,563,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$130,358	$755
Accounts payable and accrued liabilities	218,224	168,975
Current liabilities of discontinued operations	237	186

Total current liabilities	348,819	169,916

Long-term debt and capital lease obligations, net of current portion	901,505	1,073,070
Deferred income taxes	99,626	108,219
Deferred management rights proceeds	186,346	—
Other long-term liabilities	152,794	166,209
Long-term liabilities of discontinued operations	451	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 52,596 and 48,428 shares issued and outstanding, respectively	526	484
Additional paid-in capital	1,250,975	929,904
Treasury stock of 456 and 385 shares, respectively, at cost	(7,234)	(4,599)
Retained earnings	(366,066)	155,777
Accumulated other comprehensive loss	(24,603)	(36,031)

Total stockholders’ equity	853,598	1,045,535

Total liabilities and stockholders’ equity	$2,543,139	$2,563,400

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

(Amounts in thousands)

	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(26,644)	$10,177	$(89,128)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
(Gain) loss from discontinued operations, net of taxes	9	(109)	(3,070)
Income from unconsolidated companies	(109)	(1,086)	(608)
Impairment and other charges	33,291	—	—
(Gain) loss on sales of long-lived assets	(20,009)	916	1,239
Provision (benefit) for deferred income taxes	(9,105)	5,399	(2,569)
Depreciation and amortization	130,691	125,289	105,561
Amortization of deferred financing costs	4,908	5,118	5,314
Amortization of discount on convertible notes	13,793	12,695	11,687
Write-off of deferred financing costs related to refinancing of credit facility	—	1,681	—
Stock-based compensation expense	8,964	10,170	10,062
Excess tax benefit from stock-based compensation	(6,736)	—	—
Net gain on extinguishment of debt	—	—	(1,299)
Loss on assets damaged in flood	—	332	44,970
Changes in (net of acquisitions and divestitures):
Trade receivables	(13,404)	(10,146)	8,071
Interest receivable	(1,179)	(334)	(285)
Income tax receivable	—	2,869	27,301
Accounts payable and accrued liabilities	55,190	(4,062)	16,298
Other assets and liabilities	6,734	(5,005)	5,366

Net cash flows provided by operating activities – continuing operations	176,394	153,904	138,910
Net cash flows provided by operating activities – discontinued operations	76	15	574

Net cash flows provided by operating activities	176,470	153,919	139,484

Cash Flows from Investing Activities:
Purchases of property and equipment	(95,233)	(132,592)	(194,647)
Sale of management rights and intellectual property	210,000	—	—
Collection of notes receivable	4,480	2,465	4,161
Increase in restricted cash and cash equivalents	(5,060)	—	—
Other investing activities	869	1,848	148

Net cash flows provided by (used in) investing activities – continuing operations	115,056	(128,279)	(190,338)
Net cash flows used in investing activities – discontinued operations	—	—	(1,460)

Net cash flows provided by (used in) investing activities	115,056	(128,279)	(191,798)

Cash Flows from Financing Activities:
Net repayments under credit facility	(55,000)	(100,000)	—
Repurchases of senior notes	—	—	(26,965)
Deferred financing costs paid	(376)	(10,074)	—
Proceeds from the issuance of common stock, net of issuance costs of $1,131	32,722	—	—
Repurchase of Company stock for retirement	(185,400)	—	—
Payment of dividend	(62,007)	—	—
Proceeds from exercise of stock option and purchase plans	25,336	4,828	26,075
Excess tax benefit from stock-based compensation	6,736	—	—
Other financing activities, net	(755)	(404)	(2,427)

Net cash flows used in financing activities – continuing operations	(238,744)	(105,650)	(3,317)
Net cash flows used in financing activities – discontinued operations	—	—	—

Net cash flows used in financing activities	(238,744)	(105,650)	(3,317)

Net change in cash and cash equivalents	52,782	(80,010)	(55,631)
Cash and cash equivalents – unrestricted, beginning of period	44,388	124,398	180,029

Cash and cash equivalents – unrestricted, end of period	$97,170	$44,388	$124,398

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Other Comprehensive (Loss) Income	Total Stockholders’ Equity

BALANCE, December 31, 2009	$470	$881,512	$(4,599)	$234,728	$(33,427)	$1,078,684
Net loss	—	—	—	(89,128)	—	(89,128)
Other comprehensive income, net of deferred income taxes	—	—	—	—	5,338	5,338
Exercise of stock options	10	25,702	—	—	—	25,712
Net tax expense related to stock-based compensation	—	(254)	—	—	—	(254)
Employee stock plan purchases	—	354	—	—	—	354
Issuance of stock to employees	—	9	—	—	—	9
Restricted stock units surrendered	1	(1,279)	—	—	—	(1,278)
Restricted stock shares surrendered	—	(34)	—	—	—	(34)
Stock-based compensation expense	—	10,349	—	—	—	10,349

BALANCE, December 31, 2010	$481	$916,359	$(4,599)	$145,600	$(28,089)	$1,029,752
Net income	—	—	—	10,177	—	10,177
Other comprehensive loss, net of deferred income taxes	—	—	—	—	(7,942)	(7,942)
Exercise of stock options	2	4,457	—	—	—	4,459
Net tax expense related to stock based compensation	—	(524)	—	—	—	(524)
Employee stock plan purchases	—	369	—	—	—	369
Issuance of stock to employees	—	13	—	—	—	13
Restricted stock units surrendered	1	(905)	—	—	—	(904)
Restricted stock shares surrendered	.	(18)	—	—	—	(18)
Stock-based compensation expense	—	10,153	—	—	—	10,153

BALANCE, December 31, 2011	$484	$929,904	$(4,599)	$155,777	$(36,031)	$1,045,535
Net loss	—	—	—	(26,644)	—	(26,644)
Other comprehensive income, net of deferred income taxes	—	—	—	—	11,428	11,428
Issuance of common stock	8	32,714	—	—	—	32,722
Repurchase of Company stock for retirement	(50)	—	—	(185,350)	—	(185,400)
Payment of dividend	67	247,775	—	(309,849)	—	(62,007)
Exercise of stock options	13	25,067	—	—	—	25,080
Net tax benefit related to stock based compensation	—	8,991	—	—	—	8,991
Employee stock plan purchases	—	252	—	—	—	252
Restricted stock units surrendered	4	(5,318)	—	—	—	(5,314)
Restricted stock shares surrendered	—	(9)	—	—	—	(9)
Dividend shares received on Company’s common stock in supplemental employee retirement plan	—	2,635	(2,635)	—	—	—
Stock-based compensation expense	—	8,964	—	—	—	8,964

BALANCE, December 31, 2012	$526	$1,250,975	$(7,234)	$(366,066)	$(24,603)	$853,598

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Summary of Significant Accounting Policies

For financial statement presentation and reporting purposes, the Company is the successor to Gaylord Entertainment Company, formerly a Delaware corporation (“Gaylord”). As more fully described in Note 2, as part of the plan to restructure the business operations of Gaylord to facilitate its qualification as a real estate investment trust (“REIT”) for federal income tax purposes, Gaylord merged with and into its wholly-owned subsidiary, Ryman Hospitality Properties, Inc. (formerly known as Granite Hotel Properties, Inc.), a Delaware corporation ( “Ryman”), on October 1, 2012, with Ryman as the surviving corporation (the “Merger”). At 12:01 a.m. on October 1, 2012, the effective time of the Merger, Ryman succeeded to and began conducting, directly or indirectly, all of the business conducted by Gaylord immediately prior to the Merger. The “Company” refers to Ryman and to Gaylord. The reported results contained herein include those of Gaylord through September 30, 2012.

The Company is electing REIT status for the year ended December 31, 2013, and principally operates, through its subsidiaries and its property managers, as applicable, in three business segments: Hospitality; Opry and Attractions; and Corporate and Other. The Company’s fiscal year ends on December 31 for all periods presented.

Business Segments

Hospitality

The Hospitality segment includes the Gaylord Hotels branded hotels and the Inn at Opryland (renamed from the Radisson Hotel at Opryland), as well as the Company’s previous investments in two joint ventures. At December 31, 2012, the Company owns the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”), the Gaylord National Resort & Convention Center (“Gaylord National”), which the Company refers to collectively as the “Gaylord Hotels,” and the Inn at Opryland. Gaylord Opryland and the Inn at Opryland are both located in Nashville, Tennessee. The Gaylord Palms in Kissimmee, Florida opened in January 2002. The Gaylord Texan in Grapevine, Texas opened in April 2004. The Gaylord National, located in National Harbor, Maryland, opened in April 2008. On October 1, 2012, Marriott International, Inc. (“Marriott”) assumed the day-to-day management of the Gaylord Hotels pursuant to a management agreement for each Gaylord Hotel. On December 1, 2012, Marriott assumed the day-to-day management of the Inn at Opryland pursuant to an additional management agreement.

Opry and Attractions

The Opry and Attractions segment includes all of the Company’s Nashville-based tourist attractions. At December 31, 2012, these include the Grand Ole Opry, the General Jackson Showboat, the Wildhorse Saloon, the Ryman Auditorium and the Gaylord Springs Golf Links (“Gaylord Springs”), among others. The Opry and Attractions segment also includes WSM-AM. Beginning October 1, 2012, Marriott assumed the management of the day-to-day operations of the General Jackson Showboat, Gaylord Springs and the Wildhorse Saloon pursuant to management agreements.

On June 1, 2010, the Company completed the sale of its Corporate Magic business through the transfer of all of its equity interests in Corporate Magic, Inc. Prior to the sale of this business, which is further described in Note 4, Corporate Magic, Inc. was included in the Company’s Opry and Attractions segment. This business specialized in the production of creative events in the corporate entertainment marketplace. Due to the sale of this business, the results of its operations have been classified as discontinued operations in these consolidated financial statements.

Corporate and Other

The Corporate and Other segment includes operating and selling, general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments, including costs for the Company’s retirement plans, equity-based compensation plans, information technology, human resources, accounting, and other administrative expenses.

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

The Company analyzes its variable interests, including loans, guarantees, management agreements, leasing arrangements and equity investments, to determine if an entity in which it has a variable interest is a variable interest entity (“VIE”). This analysis primarily includes a qualitative review, which is based on a review of the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements. This analysis is also used to determine if the Company must consolidate the VIE as the primary beneficiary.

The Company has determined that its hotel subsidiaries are VIEs because each of the hotel’s incentive management fees are significant relative to the total amount of each hotel’s economic performance, these fees are expected to absorb a significant amount of the variability associated with each hotel’s anticipated economic performance, and the Company shares with the manager the power to direct certain activities that significantly impact the hotel’s operating performance, such as approving budgets. The Company has determined that it is the primary beneficiary of each of these VIEs because it has the unilateral authority to direct other activities that most significantly impact the hotels’ economic performance, such as obtaining short- and long-term financing for the hotels and making any decision in regards to selling the hotels subject to certain limitations within the management agreement. In addition, the Company is obligated to receive the residual benefits or to absorb the residual losses from each of the hotels, which could potentially be significant to the hotels. The Company has, therefore, consolidated each of these VIEs.

Cash and Cash Equivalents – Unrestricted

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and Cash Equivalents – Restricted

Restricted cash and cash equivalents primarily represent funds held by our property managers for furniture, fixtures and equipment reserves. In addition, the Company holds certificates of deposit with an original maturity of greater than three months. The Company is required to maintain these certificates of deposit in order to secure its Tennessee workers’ compensation self-insurance obligations.

For purposes of the statements of cash flows, changes in restricted cash and cash equivalents caused by using such funds for furniture, fixtures and equipment replacement are shown as investing activities.

Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2012	2011	2010

Debt interest paid	$40,935	$61,667	$65,231
Capitalized interest	(515)	(620)	(1,188)

Cash paid for interest, net of capitalized interest	$40,420	$61,047	$64,043

Net cash payments of income taxes in 2012 were $1.4 million. Net cash refunds of income tax payments in 2011 and 2010 were $1.5 million and $65.4 million, respectively (net of cash payments of income taxes of $1.3 million and $1.3 million, respectively). Net cash refunds received in 2010 resulted from the carryback of the 2009 tax loss to the Company’s 2007 income tax return. As the properties affected by the flood in Nashville are located in a Federal Disaster Area, the Company elected to deduct the casualty loss in the taxable year immediately preceding the taxable year in which the disaster occurred. Therefore, the Company was permitted to take the deduction on its 2009 federal tax return, which was carried back to the 2007 tax year for a refund.

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

Deferred Financing Costs

Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method. During 2012, 2011 and 2010, deferred financing costs of $4.9 million, $5.1 million, and $5.3 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations.

As more fully discussed in Note 7, as a result of the refinancing of the Company’s credit facility, the Company wrote off $1.7 million of deferred financing costs, which is included in interest expense in the accompanying consolidated statements of operations for 2011. In addition, as more fully discussed in Note 7, as a result of the Company’s repurchase of portions of its senior notes outstanding, the Company wrote off $0.3 million of deferred financing costs during 2010, which is included as a reduction in the net gain on extinguishment of debt in the accompanying consolidated statements of operations for 2010.

Deferred Management Rights Proceeds

The Company has deferred and amortizes the proceeds received from Marriott that were allocated to the sale of the management rights, as discussed further in Note 2, on a straight line basis over the 65-year term of the hotel management agreements, including extensions, as a reduction in management fee expense for financial accounting purposes.

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

Impairment of Long-Lived and Other Assets

In accounting for the Company’s long-lived and other assets (including its notes receivable associated with the development of Gaylord National), the Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available.

Leases

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which the Gaylord Palms is located, a 10.0 acre site in Grapevine, Texas on which a portion of the Gaylord Texan is located, and office space, office equipment, and other equipment. The Company’s leases are discussed further in Note 14.

Long-Term Investments

From time to time, the Company has owned minority interest investments in certain businesses. Generally, non-marketable investments (excluding limited partnerships and limited liability company interests) in which the Company owns less than 20 percent are accounted for using the cost method of accounting and investments in which the Company owns between 20 percent and 50 percent and limited partnerships are accounted for using the equity method of accounting.

Other Assets

Other current and long-term assets of continuing operations at December 31 consist of (amounts in thousands):

	2012	2011
Other current assets:
Other current receivables	$18,150	$15,326
Prepaid expenses	16,892	22,424
Inventories	6,495	10,762
Other current assets	297	26

Total other current assets	$41,834	$48,538

	2012	2011
Other long-term assets:
Deferred software costs, net	$8,638	$17,685
Supplemental deferred compensation plan assets	15,580	13,892
Other	8,027	19,136

Total other long-term assets	$32,245	$50,713

Other Current Assets

Other current receivables result primarily from principal payments and interest income accrued on the notes received in connection with the development of Gaylord National and other non-operating income that are due within one year. Prepaid expenses consist of prepayments for property taxes at one of the Company’s hotel properties, insurance and other contracts that will be expensed during the subsequent year. Inventories at December 31, 2012 consist primarily of food and beverage inventory for resale and retail inventory sold in the Opry and Attractions segment. Inventories at December 31, 2011 also included retail inventory sold in the Hospitality segment. The Company began outsourcing the majority of its retail operations in its Hospitality segment during the fourth quarter of 2012. Inventory is carried at the lower of cost or market. Cost is computed on an average cost basis.

Other Long-Term Assets

The Company capitalizes the costs of computer software developed for internal use. Accordingly, the Company has capitalized the external costs and certain internal payroll costs to develop computer software. Deferred software costs are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years. Amortization expense of deferred software costs during 2012, 2011 and 2010 was $10.0 million, $8.7 million, and $8.2 million, respectively.

Other assets at December 31, 2011 included, among various other items, deferred costs associated with the Company’s potential developments in Aurora, Colorado, and Mesa, Arizona, which were written off during 2012, as discussed more fully in Note 2.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities of continuing operations at December 31 consist of (amounts in thousands):

	2012	2011

Trade accounts payable	$57,289	$13,871
Property and other taxes payable	36,074	28,939
Deferred revenues	41,018	44,611
Accrued salaries and benefits	33,806	29,566
Accrued self-insurance reserves	5,264	8,898
Accrued interest payable	4,983	5,589
Other accrued liabilities	39,790	37,501

Total accounts payable and accrued liabilities	$218,224	$168,975

Deferred revenues consist primarily of deposits on advance bookings of hotel rooms and advance ticket sales at the Company’s tourism properties, as well as uncollected attrition and cancellation fees. The Company is self-insured up to a stop loss for certain losses relating to workers’ compensation claims and general liability claims through September 30, 2012, and for certain losses related to employee medical benefits through December 31, 2012. The Company’s insurance program has subsequently transitioned to a low or no deductible program. For workers’ compensation and general liability claims incurred prior to October 1, 2012, and for employee medical benefits claimed prior to January 1, 2013, the Company recognizes self-insured losses based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry or the Company’s historical experience. Other accrued liabilities include accruals for, among others, purchasing, meeting planner commissions and utilities.

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

Other Long-Term Liabilities

Other long-term liabilities of continuing operations at December 31 consist of (amounts in thousands):

	2012	2011

Pension and postretirement benefits liability	$50,090	$68,386
Straight-line lease liability	68,275	62,570
Deferred compensation liability	15,580	13,892
Unrealized tax benefits	13,162	14,141
Other	5,687	7,220

Total other long-term liabilities	$152,794	$166,209

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

Management Fees

The Company pays Marriott a base management fee of 2% of revenues for the properties that Marriott manages, as well as an incentive fee that is based on profitability. Total base management fees to Marriott accrued during 2012 were $5.1 million. The Company did not pay Marriott an incentive fee during 2012. Management fees are presented in the consolidated statements of operations net of the amortization of the deferred management rights proceeds discussed further in Note 2.

Preopening Costs

The Company expenses the costs associated with start-up activities and organization costs associated with its development or reopening of hotels and significant attractions as incurred. The Company’s preopening costs during 2012 primarily relate to a new sports bar entertainment facility at Gaylord Palms that opened in February 2012. The Company’s preopening costs during 2011 primarily relate to a new restaurant concept at the Inn at Opryland that opened in the third quarter of 2011. The Company’s preopening costs during 2010 included costs associated with the reopening of Gaylord Opryland and the Grand Ole Opry House as more fully described in Note 3.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs included in continuing operations were $21.8 million, $22.2 million, and $25.6 million for 2012, 2011 and 2010, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for its stock-based compensation plan under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”

Discontinued Operations

The Company has presented the operating results, financial position and cash flows of Corporate Magic as discontinued operations in the accompanying consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012. The results of operations of this business, including impairment and other charges, restructuring charges and any gain or loss on disposal, have been reflected as discontinued operations, net of taxes, in the accompanying consolidated statements of operations and the assets and liabilities of this business are reflected as discontinued operations in the accompanying consolidated balance sheets, as further described in Note 4.

Income (Loss) Per Share

Earnings per share is measured as basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding after considering the effect of conversion of dilutive instruments, calculated using the treasury stock method. Net income (loss) per share amounts are calculated as follows for the years ended December 31 (income and share amounts in thousands):

	2012
	Income	Shares	Per Share

Net loss	$(26,644)	47,602	$(0.56)
Effect of dilutive stock-based compensation	—	—	—

Net loss – assuming dilution	$(26,644)	47,602	$(0.56)

	2011
	Loss	Shares	Per Share

Net income	$10,177	48,351	$0.21
Effect of dilutive stock-based compensation	—	787	—
Effect of convertible notes	—	645	—

Net income – assuming dilution	$10,177	49,783	$0.20

	2010
	Loss	Shares	Per Share

Net loss	$(89,128)	47,256	$(1.89)
Effect of dilutive stock-based compensation	—	—	—

Net loss – assuming dilution	$(89,128)	$47,256	$(1.89)

For 2012 and 2010, the effect of dilutive common stock equivalents was the equivalent of approximately 861,000 and 709,000 shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations during 2012 and 2010, these incremental shares were excluded from the computation of dilutive earnings per share for those years as the effect of their inclusion would have been anti-dilutive.

Additionally, the Company had approximately 602,000, 1,401,000 and 1,628,000 stock-based compensation awards outstanding as of December 31, 2012, 2011, and 2010, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for 2012, 2011 and 2010, respectively, as the effect of their inclusion would have been anti-dilutive.

As discussed in Note 7, in 2009, the Company issued 3.75% Convertible Senior Notes due 2014 (the “Convertible Notes”). The Company intends to settle the face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion/maturity of the Convertible Notes may be settled in cash or shares of the Company’s common stock. The effect of potentially issuable shares under this conversion spread for the years ended December 31, 2012 and 2010 was the equivalent of approximately 3,774,000 and 413,000 shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations during 2012 and 2010, these incremental shares were excluded from the computation of dilutive earnings per share for those periods as the effect of their inclusion would have been anti-dilutive. The Convertible Notes are currently convertible through March 31, 2013; however, at this time, the Company has not processed any of the Convertible Notes for conversion.

In connection with the issuance of the Convertible Notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes whereby the warrant holders may purchase, as adjusted for the special dividend discussed in Note 2, approximately 16.0 million shares of Company common stock at an adjusted price per share of $27.00, subject to anti-dilution adjustments. Additional adjustments will be made for quarterly cash dividends pursuant to customary anti- dilution adjustments. If the average closing stock price of the Company’s stock during a reporting period exceeds this strike price, these warrants will be dilutive. The warrants may only be settled in shares of the Company’s common stock. The effect of potentially issuable shares under these warrants for 2012, 2011 and 2010 was the equivalent of approximately 1,328,721, 0 and 0 shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations during 2012, these incremental shares were excluded from the computation of diluted earnings per share for that period as the effect of their inclusion would have been anti-dilutive.

Derivatives and Hedging Activities

As more fully discussed in Note 8, the Company sometimes utilizes derivative financial instruments to reduce interest rate risks related to its variable rate debt and to manage risk exposure to changes in the value of portions of its fixed rate debt, as well as changes in the prices at which the Company purchases natural gas. The Company records derivatives in the statement of financial position and measures derivatives at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.

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

Newly Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Topic 820, “Fair Value Measurements,” to clarify existing guidance and to require more detailed disclosures relating to Level 3 fair value measurements. In addition, this ASU requires that a reporting entity should provide the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the footnotes. The Company adopted this ASU in the first quarter of 2012 and this adoption did not have a material impact on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued ASU No. 2013-02, Topic 220, “Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The ASU is intended to help entities improve the transparency of changes in other comprehensive income and items reclassified out of accumulated other comprehensive income in their financial statements. It does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The Company will adopt this ASU in the first quarter of 2013 and does not expect this adoption to have a material impact on the Company’s consolidated financial statements.

2. REIT Conversion

After conducting a strategic review of the Company’s business, on May 30, 2012, the Company’s board of directors unanimously approved a plan to restructure the Company’s business operations to facilitate the Company’s qualification as a REIT for federal income tax purposes (the “REIT conversion”). The Company completed the conversion during 2012 and will elect to be taxed as a REIT for the year ended December 31, 2013. In connection with the REIT conversion, at a special meeting of stockholders held on September 25, 2012, Gaylord’s stockholders approved the Merger and the issuance of up to 34 million shares of the Company’s common stock as part of a one-time earnings and profits distribution to distribute all of the Company’s C corporation earnings and profits attributable to taxable periods ending prior to January 1, 2013 as a special dividend to stockholders. On November 2, 2012, the Company’s board of directors declared the special dividend to be paid on December 21, 2012 to shareholders of record as of November 13, 2012.

On May 31, 2012, in connection with the REIT conversion, the Company announced its agreement to sell the Gaylord Hotels brand and rights to manage each of the Gaylord Hotels to Marriott for $210 million in cash (the “Marriott sale transaction”). Effective October 1, 2012, the Marriott sale transaction closed and Marriott assumed responsibility for managing the day-to-day operations of the Gaylord Hotels pursuant to a management agreement for each Gaylord Hotel.

On October 1, 2012, the Company received $210.0 million in cash from Marriott in exchange for rights to manage the Gaylord Hotels (the “Management Rights”) and certain intellectual property (the “IP Rights”). The Company allocated $190.0 million of the purchase price to the Management Rights and $20.0 million to the IP Rights. The allocation was based on the Company’s estimates of the fair values for the respective components. The Company estimated the fair value of each component by constructing distinct discounted cash flow models.

For the Management Rights, a discounted cash flow model utilized estimates of the base and incentive management fees that the Company would pay to Marriott over the term of the hotel management agreements, assuming a high likelihood that automatic renewals would be triggered. The after-tax management fee estimates were based on comprehensive projections of revenues and profits for the Gaylord Hotels for the next four years with growth rates gradually scaling down to an inflation-level assumption for the years thereafter. In selecting the discount rate, the Company relied on market-based estimates of capital costs and discount rate premiums that reflect management’s assessment of a market participant’s view of risks associated with the projected cash flows.

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

The amount related to the Management Rights will be deferred and amortized on a straight line basis over the 65-year term of the hotel management agreements, including extensions, as a reduction in management fee expense for financial accounting purposes. The amount related to the IP Rights was recorded as other gains and losses during 2012.

In addition, pursuant to additional management agreements entered into on October 1, 2012, Marriott assumed the management of the day-to-day operations of the General Jackson Showboat, Gaylord Springs and the Wildhorse Saloon on October 1, 2012. Further, on December 1, 2012, the Company entered into a management agreement pursuant to which Marriott began managing the day-to-day operations of the Inn at Opryland effective December 1, 2012.

The Company has segregated all costs related to these transactions from normal operations and reported these amounts as REIT conversion costs in the accompanying consolidated statements of operations. During 2012, the Company incurred $102.0 million of various costs associated with these transactions. These costs include impairment charges ($33.3 million), professional fees ($23.1 million), employment, severance and retention costs ($24.4 million), and various other transition costs ($21.2 million).

As a REIT, the Company no longer views independent, large-scale development of resort and convention hotels as a means of its growth. As a result of its decision to convert to a REIT, the Company evaluated its plans and previously capitalized costs associated with potential new developments and expansions of its existing properties. In connection with the preparation of the financial statements for the third quarter of 2012, the Company recorded an impairment charge of $14.0 million to write off previously capitalized costs associated with a potential future expansion of Gaylord Opryland and the Company’s previous development project in Mesa, Arizona as a result of the Company’s decision to abandon these projects. The Company also abandoned certain other projects associated with its existing assets and recorded an additional impairment charge of $7.3 million during the third quarter of 2012 to write off previously capitalized costs primarily associated with information technology projects.

In connection with the preparation of the financial statements for the fourth quarter of 2012, the Company recorded an impairment charge of $6.9 million to write off capitalized costs associated with the previous development project in Aurora, Colorado. While the Company continues to view Aurora as a viable market, it has concluded that if and when its participation in the project moves forward, it should proceed under the direction and leadership of an unrelated third-party who will most likely use its own resources to complete the project. As such, the Company does not believe that it will be able to realize its previous investment in the project. The Company also abandoned certain other projects associated with its existing assets and recorded an additional impairment charge of $5.1 million during the fourth quarter of 2012 to write off previously capitalized costs primarily associated with information technology projects.

Including the costs noted above but excluding non-cash impairment charges, the Company currently estimates that it will incur approximately $85 million in one-time costs related to the REIT conversion. The Company also estimates that it has incurred federal income taxes, including those associated with the receipt of the purchase price in the Marriott sale transaction and other transactions related to the REIT conversion, net of the effect of remaining net operating losses, of approximately $4 million to $7 million.

The Merger, Marriott sale transaction, special dividend, and other restructuring transactions are designed to enable the Company to hold its assets and business operations in a manner that will enable it to elect to be treated as a REIT for federal income tax purposes. As a REIT, the Company generally will not be subject to federal corporate income taxes on that portion of its capital gain or ordinary income from the Company’s REIT operations that is distributed to its stockholders. This treatment would substantially eliminate the federal “double taxation” on earnings from REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. As further described above, to comply with certain REIT qualification requirements, the Company engaged Marriott to operate and manage its Gaylord Hotels and the Inn at Opryland and will be required to engage third-party managers to operate and manage its future hotel properties, if any. Additionally, non-REIT operations, which consist of the activities of taxable REIT subsidiaries that will act as lessees of the Company’s hotels, as well as the businesses within the Company’s Opry and Attractions segment, will continue to be subject, as applicable, to federal corporate and state income taxes following the REIT conversion.

3. Nashville Flood

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

Casualty Loss

During 2012 and 2011, the Company recognized approximately $0.9 million and $1.2 million, respectively, of casualty loss expense related to the Nashville Flood, which primarily represents non-capitalized repairs of equipment within the Opry and Attractions segment.

Casualty loss in the accompanying consolidated statements of operations for the year ended December 31, 2010 was comprised of the following (in thousands):

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

The Company also incurred operating costs at the affected properties during the period that the properties were closed. The Company has included continuing operating costs, other than depreciation and amortization, incurred through June 10, 2010 (the date at which the Company determined that the remediation was substantially complete), as well as certain specific operating costs incurred subsequent to that date directly related to remediating the flooded properties, as casualty loss in the accompanying consolidated statements of operations. The majority of these costs classified as casualty loss during 2010 were employment costs ($12.6 million), equipment and facility rental ($2.5 million), property and other taxes ($0.8 million), consulting fees ($0.9 million), and insurance costs ($0.3 million).

Insurance Proceeds

At May 3, 2010, the Company had in effect a policy of insurance with a per occurrence flood limit of $50.0 million at the affected properties. During 2010, the Company received $50.0 million in insurance proceeds and has recorded these insurance proceeds as an offset to the net casualty loss in the accompanying consolidated statements of operations. At December 31, 2012, the Company’s per occurrence flood insurance is $150.0 million.

Preopening Costs

The Company expenses the costs associated with start-up activities and organization costs associated with its development of hotels and significant attractions as incurred. In 2010, as a result of the extensive damage to Gaylord Opryland and the Grand Ole Opry House and the extended period in which these properties were closed, the Company incurred costs associated with the redevelopment and reopening of these facilities through the date of reopening. All costs directly related to redeveloping and reopening these affected properties, as well as all continuing operating costs not directly related to remediating the flooded properties, other than depreciation and amortization, incurred since June 10, 2010 (the date at which the Company determined that the remediation was substantially complete) through the date of reopening, are included in preopening costs in the accompanying consolidated statements of operations. During 2010, the Company incurred $55.3 million in preopening costs. The majority of the costs classified as preopening costs during 2010 include employment costs ($29.0 million), advertising and promotional costs ($6.8 million), facility costs ($3.7 million), supplies ($3.0 million), property and other taxes ($2.7 million), equipment and facility rental ($1.7 million), and insurance costs ($1.3 million).

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

The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31 (amounts in thousands):

	2012	2011	2010
Revenues:
Corporate Magic	$—	$—	$2,389

Operating income (loss):
Corporate Magic	$—	$56	$(716)
Other	(102)	22	204

Total operating income (loss)	(102)	78	(512)

Interest income	65	60	32
Other gains and (losses):
Corporate Magic	—	—	618
Other	—	38	45

Total other gains and (losses)	—	38	663

Income (loss) before income taxes	(37)	176	183
(Provision) benefit for income taxes	28	(67)	2,887

Income from discontinued operations	$(9)	$109	$3,070

The benefit for income taxes for 2010 primarily relates to a permanent tax benefit recognized on the sale of the stock of Corporate Magic.

5. Property and Equipment

Property and equipment of continuing operations at December 31 is recorded at cost and summarized as follows (amounts in thousands):

	2012	2011
Land and land improvements	$241,292	$217,811
Buildings	2,297,343	2,272,381
Furniture, fixtures and equipment	563,622	533,396
Construction in progress	27,534	59,822

	3,129,791	3,083,410
Accumulated depreciation	(980,792)	(874,283)

Property and equipment, net	$2,148,999	$2,209,127

Depreciation expense, including amortization of assets under capital lease obligations, of continuing operations during 2012, 2011 and 2010 was $120.7 million, $116.6 million, and $97.4 million, respectively.

6. Notes Receivable

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

The Company is currently holding the Series A Bond and Series B Bond and receiving the debt service and principal payments thereon, which is payable from tax increments, hotel taxes and special hotel rental taxes generated from the development through the maturity date. During the second quarter of 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on their effective interest rates of 8.04% and 11.42%, respectively, at the time the bonds were delivered to the Company and recorded a note receivable and offset to property and equipment in the amounts of $93.8 million and $38.3 million, respectively, in the accompanying consolidated balance sheet. The Company also calculated the present value of the interest that had accrued on the Series A Bond between its date of issuance and delivery to the Company based on its effective interest rate of 8.04% at the time the bond was delivered to the Company and recorded a note receivable and offset to property and equipment in the amount of $18.3 million in the accompanying consolidated balance sheet. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.

During 2012, 2011 and 2010, the Company recorded interest income of $12.2 million, $12.3 million and $12.8 million, respectively, on these bonds. The Company received payments of $15.5 million, $14.4 million and $16.3 million during 2012, 2011 and 2010, respectively, relating to these notes receivable, which includes principal payments.

7. Debt

The Company’s debt and capital lease obligations related to continuing operations at December 31 consisted of (amounts in thousands):

	2012	2011

$925 Million Credit Facility	$545,000	$600,000
3.75% Convertible Senior Notes, net of unamortized discount of $26,961 and $40,754	333,039	319,246
6.75% Senior Notes	152,180	152,180
Capital lease obligations	1,644	2,399

Total debt	1,031,863	1,073,825
Less amounts due within one year	(130,358)	(755)

Total long-term debt	$901,505	$1,073,070

The above increase in amounts due within one year results from the Convertible Notes meeting a condition for convertibility as of December 31, 2012, but not as of December 31, 2011. As of December 31, 2012, the Company was in compliance with all covenants related to its outstanding debt.

Annual maturities of long-term debt, excluding capital lease obligations, are as follows (amounts in thousands):

	$925 Million Credit Facility	3.75% Convertible Senior Notes	6.75% Senior Notes (1)	Total

2013	$—	$—	$—	$—
2014	—	360,000	152,180	512,180
2015	545,000	—	—	545,000
2016	—	—	—	—
2017	—	—	—	—
Years thereafter	—	—	—	—

Total	$545,000	$360,000	$152,180	$1,057,180

(1)	On January 17, 2013, the Company redeemed all of its outstanding 6.75% Senior Notes at par, which was funded using operational cash flow and borrowings under the revolving credit line of the Company’s credit facility.

Accrued interest payable at December 31, 2012 and 2011 was $5.0 million and $5.6 million, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

$925 Million Credit Facility

On August 1, 2011, the Company refinanced its previous $1.0 billion credit facility by entering into a $925 million senior secured credit facility by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the “$925 million credit facility”). The $925 million credit facility consists of the following components: (a) a $525.0 million senior secured revolving credit facility, of which $200.0 million was drawn at closing, and includes a $75.0 million letter of credit sublimit and a $50.0 million sublimit for swingline loans, and (b) a $400.0 million senior secured term loan facility, which was fully funded at closing. The $925 million credit facility also includes an accordion feature that will allow the Company to increase the facility by a total of up to $475.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The $925 million credit facility matures on August 1, 2015 and bears interest at an annual rate of LIBOR plus an adjustable margin based on the Company’s implied debt service coverage ratio, as defined in the agreement (the “Applicable Margin”) or the bank’s base rate plus the Applicable Margin. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR-based loans. Principal is payable in full at maturity. The Company is required to pay a fee of 0.3% to 0.4% per year of the average unused portion of the $525 million revolving credit line. The purpose of the $925 million credit facility is for working capital, capital expenditures, and other corporate purposes.

As a result of the refinancing of the previous $1.0 billion credit facility, the Company wrote off $1.7 million of deferred financing costs during 2011, which are included in interest expense in the accompanying consolidated statements of operations.

On October 1, 2012, in connection with the Merger, the Company entered into a Second Amendment to Third Amended and Restated Credit Agreement (the “Amendment”) by and among the Company, as parent guarantor, RHP Hotel Properties, LP (a wholly-owned subsidiary of the Company), as borrower, certain subsidiaries of the Company party thereto, as guarantors, Bank of America, N.A., as administrative agent and other lenders party thereto. As a result of the Amendment, the REIT conversion, including, but not limited to, the Merger and the Marriott sale transaction, did not constitute a default under the $925 million credit facility. The Amendment, among other things, (i) permits dividends so long as the aggregate amount of all distributions to stockholders in a given fiscal year does not exceed 95% of our funds from operations (as defined in the $925 million credit facility) or to the extent necessary for the Company to maintain REIT status, (ii) allows the Company’s subsidiaries to lease its hotel properties, and (iii) updates the facility generally to permit the Company to restructure and operate its business as a REIT.

Under the Amendment, the Company’s subsidiary RHP Hotel Properties, LP (the “Borrower”) is the sole borrower under the $925 million credit facility. The $925 million credit facility is guaranteed by Ryman, each of the four wholly-owned subsidiaries that own the Gaylord Hotels, and certain other subsidiaries of Ryman. The $925 million credit facility is secured by (i) a first mortgage and lien on the real property of our Gaylord Hotels, (ii) pledges of equity interests in the subsidiaries of Ryman that own the Gaylord Hotels, (iii) pledges of equity interests in the Borrower, the guarantors (other than Ryman), and certain other subsidiaries of the Company, and (iv) the personal property of the Borrower, Ryman and the other guarantors. Advances are subject to a 55% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property is sold).

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

•

The Company must maintain a consolidated tangible net worth of not less than $850.0 million plus 75% of the proceeds received by the Company or any of its subsidiaries in connection with any equity issuance, less such amounts paid in connection with the repurchase of common stock from TRT Holdings, Inc. (“TRT Holdings”) during August 2012.

•	The Company must maintain a consolidated fixed charge coverage ratio, as defined in the agreement, of not less than 1.75 to 1.00.

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

As of December 31, 2012, $545.0 million of borrowings were outstanding under the $925 million credit facility, and the lending banks had issued $8.0 million of letters of credit under the facility for the Company, which left $372.0 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).

3.75% Convertible Senior Notes

In 2009, the Company issued $360 million of 3.75% Convertible Senior Notes. The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1. The Convertible Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of the Company’s common stock. As a result of the Company’s declaration of the special dividend paid to stockholders on December 21, 2012, pursuant to anti-dilution provisions included in the indenture for the Convertible Notes, the conversion rate of the Convertible Notes was adjusted to 44.4492 shares of common stock per $1,000 principal amount of Convertible Notes on November 8, 2012, which is equivalent to a conversion price of approximately $22.50 per share. The Company may elect, at its option, to deliver shares of its common stock, cash or a combination of cash and shares of its common stock in satisfaction of its obligations upon conversion of the Convertible Notes. The Company intends to settle the face value of the Convertible Notes in cash.

The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the closing price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the indenture for the Convertible Notes) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. Based on the Company’s stock price during the three months ended December 31, 2012, the first condition permitting conversion of the Convertible Notes was satisfied and, thus, the Convertible Notes are currently convertible through March 31, 2013. At this time, the Company has not processed any of the Convertible Notes for conversion. Based on the Company’s borrowing capacity under the $925 million credit facility as of December 31, 2012, $203.4 million of the Convertible Notes has been classified as long-term debt in the accompanying consolidated balance sheet as of December 31, 2012.

The Convertible Notes are general unsecured and unsubordinated obligations of the Company and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, which prior to January 17, 2013 included the Company’s 6.75% senior notes due 2014, and senior in right of payment to all of its future subordinated indebtedness, if any. The Convertible Notes will be effectively subordinated to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness.

The Convertible Notes are guaranteed on a senior unsecured basis by the Company’s subsidiaries that are borrowers under or guarantors of the $925 million credit facility. Each guarantee will rank equally in right of payment with such subsidiary guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such subsidiary guarantor. The Convertible Notes will be effectively subordinated to any secured indebtedness and effectively subordinated to all indebtedness and other obligations of the Company’s subsidiaries that do not guarantee the Convertible Notes.

Upon a Fundamental Change (as defined in the indenture for the Convertible Notes), holders may require the Company to repurchase all or a portion of their Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, thereon to (but excluding) the Fundamental Change Repurchase Date (as defined in the indenture for the Convertible Notes). The Convertible Notes are not redeemable at the Company’s option prior to maturity. The Company does not believe that the REIT conversion resulted in a Fundamental Change.

The Company accounts for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate. Accordingly, the Company recorded a debt discount and corresponding increase to additional paid-in capital of $68.0 million as of the date of issuance. In addition, transaction costs of approximately $10.0 million were proportionally allocated between the liability and equity components. The Company is amortizing the debt discount utilizing the effective interest method over the life of the Convertible Notes, which increases the effective interest rate of the Convertible Notes from its coupon rate of 3.75% to 8.46%. During 2012, 2011 and 2010, the Company incurred cash interest expense of $13.5 million relating to the interest coupon on the Convertible Notes and non-cash interest expense of $13.8 million, $12.7 million and $11.7 million, respectively, related to the amortization of the debt discount on the Convertible Notes.

Concurrently with the offering of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. As a result of the Company’s declaration of the special dividend paid to stockholders on December 21, 2012, pursuant to anti-dilution provisions included in the indenture for the Convertible Notes, the strike price of the Purchased Options was adjusted to $22.50 per share of the Company’s common stock (the same as the conversion price of the Convertible Notes) and is subject to certain customary adjustments. The Purchased Options cover, subject to anti-dilution adjustments substantially similar to the Convertible Notes, approximately 16.0 million shares of common stock. The Company may settle the Purchased Options in shares, cash or a combination of cash and shares, at its option. The cost of the Purchased Options was approximately $76.7 million, which was recorded as a reduction to additional paid-in capital. The Purchased Options will expire on October 1, 2014.

Separately and concurrently with entering into the Purchased Options, the Company also entered into warrant transactions whereby it sold warrants to each of the hedge counterparties to acquire, after anti-dilution adjustments similar to the adjustments of the Convertible Notes and Purchased Options, up to approximately 16.0 million shares of common stock at an exercise price of $27.00 per share, subject to anti-dilution adjustments. The warrants may only be settled in shares of the Company’s common stock. The aggregate proceeds from the warrant transactions were approximately $43.7 million, which was recorded as an increase to additional paid-in capital.

The Company’s net proceeds from the issuance of the Convertible Notes totaled approximately $317.1 million, after deducting discounts, commissions and offering expenses payable by the Company (including the net cost of the convertible note hedge transactions entered into in connection with the offering of the Convertible Notes). The Company used the majority of these proceeds, together with cash on hand, to purchase, redeem or otherwise acquire all of its 8% senior notes originally due 2013. The remaining balance of the net proceeds is for general corporate purposes, which may include acquisitions, potential expansions or ongoing maintenance of the Company’s existing hotel properties, investments, or the repayment or refinancing of all or a portion of any of the Company’s outstanding indebtedness.

6.75% Senior Notes

In 2004, the Company completed its offering of $225 million in aggregate principal amount of senior notes due 2014 (the “6.75% Senior Notes”). The interest rate of these notes is 6.75%. The 6.75% Senior Notes were scheduled to mature on November 15, 2014, and bore interest semi-annually in cash in arrears on May 15 and November 15 of each year. The 6.75% Senior Notes were redeemable, in whole or in part by the Company, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The 6.75% Senior Notes ranked equally in right of payment with the Company’s other unsecured unsubordinated debt, but were effectively subordinated to all of the Company’s secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes were fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries.

The 6.75% Senior Notes indenture contained certain covenants which, among other things, limited the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes were cross-defaulted to the Company’s other indebtedness.

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

The Company redeemed at par on January 17, 2013 all of its outstanding 6.75% Senior Notes, which was funded using operational cash flow and borrowings under the revolving credit line of the Company’s $925 million credit facility. As a result of this redemption, the Company will write off $0.5 million of deferred financing costs in the first quarter of 2013.

8. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and commodity price risk. From time to time, interest rate swaps have been entered into to manage interest rate risk associated with portions of the Company’s fixed and variable rate borrowings. From time to time, natural gas price swaps have been entered into to manage the price risk associated with forecasted purchases of natural gas and electricity used by the Company’s hotels. The Company has designated its interest rate swaps as cash flow hedges of variable rate borrowings and natural gas price swaps as cash flow hedges of forecasted purchases of natural gas and electricity. All of the Company’s derivatives have been held for hedging purposes. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. All of the counterparties to the Company’s derivative agreements have been financial institutions with at least investment grade credit ratings. Commencing in 2013, the Company’s ability to engage is such transactions may be limited by REIT requirements.

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

At December 31, 2012 and 2011, the Company had no variable to fixed interest rate swap contracts. The interest rate swap agreement previously utilized by the Company until its expiration on July 25, 2011 effectively modified the Company’s exposure to interest rate risk by converting $500.0 million, or 71%, of the Company’s variable rate debt outstanding under the term loan portion of the Company’s former $1.0 billion credit facility to a weighted average fixed rate of 3.94% plus the applicable margin on these borrowings, thus reducing the impact of interest rate changes on interest expense. This agreement involved the receipt of variable rate amounts in exchange for fixed rate interest payments through July 25, 2011, without an exchange of the underlying principal amount. The critical terms of the swap agreements matched the critical terms of the borrowings under the term loan portion of the $1.0 billion credit facility. Therefore, the Company designated these interest rate swap agreements as cash flow hedges. As the terms of these derivatives matched the terms of the underlying hedged items, there was no gain (loss) from ineffectiveness recognized in income on derivatives.

At December 31, 2012 and 2011, the Company had no variable to fixed natural gas price swap contracts. The Company previously entered into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of the hedge was to reduce the variability of cash flows associated with the forecasted purchases of these commodities. At December 31, 2010, the Company had 36 variable to fixed natural gas price swap contracts that matured from January 2011 to December 2011 with an aggregate notional amount of approximately 1,031,000 dekatherms. The Company designated these natural gas price swap contracts as cash flow hedges.

The Company previously entered into six natural gas price swap contracts that were scheduled to mature from July 2010 to December 2010 to manage the price risk associated with a portion of the forecasted purchases of natural gas to be used at Gaylord Opryland. As a result of the Nashville Flood discussed above, the majority of these purchases were not going to be made. During June 2010, the Company terminated these contracts and received $0.1 million in cash, which is recorded in other gains and losses in the accompanying consolidated statements of operations for 2010.

The effect of derivative instruments on the statement of operations for the years ended December 31 is as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Amount Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010	Location of Amount Reclassified from Accumulated OCI into Income	2012	2011	2010

Interest rate swaps	$—	$(447)	$(6,720)	Interest expense, net of amounts capitalized	$—	$12,674	$20,154
Natural gas swaps	—	(533)	(521)	Operating costs	—	759	295

Total	$—	$(980)	$(7,241)	Total	$—	$13,433	$20,449

		Amount of Gain Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	2012	2011	2010

Natural gas swaps	Other gains and (losses), net	$—	$—	$202

9. Stock Plans

The Company’s Amended and Restated 2006 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to its directors, employees and consultants. Prior to the Company’s declaration and payment of the special dividend on December 21, 2012, the Plan permitted the Company to issue up to 5,690,000 shares of common stock, with a limit of 2,300,000 shares available for awards other than options or stock appreciation rights, plus the number of shares with respect to awards outstanding on May 5, 2011 that were granted under the Company’s 1997 Omnibus Stock Option and Incentive Plan and which terminate, expire unexercised, or are settled in cash, forfeited or cancelled without the delivery of shares after May 5, 2011 (and such awards other than stock options or stock appreciation rights increase the limit on awards other than stock options or stock appreciation rights).

Pursuant to the terms of the Plan and the award agreements thereunder, as a result of the Company’s declaration and payment of the special dividend on December 21, 2012, the number of shares available for future grants of awards pursuant to the Plan and the number of shares issuable pursuant to outstanding awards granted under the Plan were adjusted in the fourth quarter of 2012. As a result, at December 31, 2012, 4,590,374 shares of common stock remained available for issuance pursuant to future grants of awards under the 2006 Plan (with a limit of 1,128,389 shares available for awards other than stock options or stock appreciation rights). In addition, the number of shares subject to stock options outstanding as of November 8, 2012, was increased and the exercise price decreased by a ratio of the closing price of the Company’s common stock on the New York Stock Exchange on November 7, 2012 to the opening price on November 8, 2012. The Company granted additional restricted stock units in the amount of 0.1848 share for each share subject to restricted stock units outstanding as of December 21, 2012. For more information concerning the special dividend, see Note 2. The Company anticipates that cash dividends paid on its common stock will result in rights to cash or additional restricted stock units to the holders of restricted stock units, which in either case will be subject to the same restrictions and payment timing as the underlying restricted stock unit award.

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

The weighted average for key assumptions used in determining the fair value of options granted in the period ended December 31 are as follows:

	2012	2011	2010
Expected volatility	70.6% - 70.6%	68.2% - 68.2%	67.1% - 68.1%
Weighted-average expected volatility	70.6%	68.2%	67.1%
Expected dividends	—	—	—
Expected term (in years)	5.2 - 5.2	5.1 - 5.1	4.9 - 5.1
Risk-free rate	0.9% - 0.9%	2.1% - 2.1%	1.3% - 2.6%

A summary of stock option activity under the Company’s equity incentive plans as of December 31, 2012 and changes during the year ended December 31, 2012 is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012 (1)	3,088,519	$22.90
Granted	168,916	24.40
Exercised	(1,687,918)	19.97
Canceled	(393,871)	26.74

Outstanding at December 31, 2012	1,175,646	26.02

Exercisable at December 31, 2012	764,693	28.52

(1)	As a result of the Company’s declaration of the special dividend on November 2, 2012, the number of shares subject to and the exercise price of option awards outstanding as of November 8, 2012, were adjusted. The number of stock options and the weighted average exercise price of stock options provided in the table reflect such adjustments.

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2012 was 5.0 and 3.5 years, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2012 was $15.3 million and $8.3 million, respectively. The weighted-average grant-date fair value of options granted during 2012, 2011, and 2010 was $14.34, $15.96, and $9.40, respectively. The total intrinsic value of options exercised during 2012, 2011, and 2010 was $21.5 million, $2.4 million, and $7.5 million, respectively.

The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to employees vest one to four years from the date of grant, and Restricted Stock Awards granted to non-employee directors vest after one year from the date of grant. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company generally records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. The weighted-average grant-date fair value of Restricted Stock Awards granted during 2012, 2011, and 2010 was $33.57, $33.26, and $21.97, respectively.

In addition, during 2012, the Company granted 104,500 restricted stock units to certain members of its management team which may vest in 2015 based on the level of performance during the performance period and subject to continued employment. The number of awards that will ultimately vest is based on the Company’s total shareholder return over the three-year performance period ended December 31, 2014 relative to the total shareholder return of the Russell 2000 Index during the same period. The weighted-average grant date fair value of $39.88 per award was determined using a Monte Carlo simulation model, which assumed a risk-free rate of 0.54%, an expected life of 3.0 years and historical volatilities that ranged from 15% to 238%. As these awards include a market condition, the Company records compensation expense for these awards based on the grant date fair value of the award recognized ratably over the measurement period.

During 2011, the Company granted 67,400 restricted stock units to certain members of its management team which may vest in 2014. The number of awards that will ultimately vest will be based on Company performance relative to the annual budgets approved by the Company’s board of directors. The Company will not begin recognizing compensation cost for these awards until the first quarter of 2013 when the 2013 budget is approved and the key terms and conditions of the awards will be deemed to be established and a grant date will have occurred.

A summary of the status of the Company’s Restricted Stock Awards as of December 31, 2012 and changes during the year ended December 31, 2012, is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2012	633,647	$25.15
Granted (1)	506,470	33.57
Vested	(214,598)	20.80
Canceled	(350,586)	29.28

Nonvested shares at December 31, 2012	574,933	31.49

(1)	As a result of the Company’s payment of the special dividend on December 21, 2012, the Company awarded approximately 91,000 additional restricted stock units as an adjustment to outstanding restricted stock units. The additional restricted stock units are not included in the calculation of the weighted average grant-date fair value of awards granted in 2012.

The fair value of all Restricted Stock Awards that vested during 2012, 2011 and 2010 was $15.6 million, $3.3 million and $2.5 million, respectively.

Under its long term incentive plan for key executives (“LTIP”) pursuant to the Plan, in February 2008, the Company granted selected executives and other key employees 449,500 restricted stock units (“LTIP Restricted Stock Units”). The LTIP Restricted Stock Units initially vested to the extent performance criteria were satisfied at the end of their four-year term. On September 3, 2010, the Company and certain executives entered into amendments to certain of the LTIP Restricted Stock Unit award agreements. As amended, the LTIP Restricted Stock Units vested as follows: 25% of the LTIP Restricted Stock Units vested on the date of amendment; 50% of the LTIP Restricted Stock Units vested on February 4, 2012 based on the extent to which the performance criteria specified in the original award agreement were satisfied (consistent with the original terms of the award agreements); and 25% of the LTIP Restricted Stock Units vested on December 31, 2012. As a result of the amendments to the LTIP Restricted Stock Unit award agreements during 2010, the Company recorded additional compensation cost of $2.8 million. The Company recorded compensation expense equal to the fair value of all of the LTIP Restricted Stock Units granted on a straight-line basis over the requisite service period for each separately vesting portion of the awards. The fair value of the LTIP Restricted Stock Units was determined based on the market price of the Company’s stock at the date of grant for the performance-based awards and based on the market price of the Company’s stock at the date of the amendments for the time-based awards.

Summaries of the status of the Company’s LTIP Restricted Stock Units as of December 31, 2012 and changes during the year ended December 31, 2012, are presented below:

LTIP Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2012	281,500	$30.48
Granted (1)	11,182	—
Vested	(273,307)	30.48
Canceled	(19,375)	30.48

Nonvested shares at December 31, 2012	—	—

(1)	LTIP restricted stock units granted during 2012 represent additional restricted stock units granted to adjust the number of outstanding awards as a result of the Company’s payment of the special dividend on December 21, 2012. These additional restricted stock units are not included in the calculation of the weighted average grant-date fair value of awards granted in 2012.

As of December 31, 2012, there was $13.8 million of total unrecognized compensation cost related to stock options and restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

In connection with the termination of certain employee positions as a result of the REIT conversion discussed in Note 2, the Company has cancelled or will cancel approximately 167,500 stock options with a weighted average exercise price of $22.02 and approximately 401,000 restricted stock units with a weighted average grant date fair value of $29.76 per award. The Company reversed approximately $2.1 million in compensation costs as a result of these cancellations during 2012.

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans, including the reversal of compensation costs discussed above, was $9.0 million, $10.2 million, and $10.1 million for 2012, 2011, and 2010, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $3.2 million, $3.7 million, and $3.6 million for 2012, 2011, and 2010, respectively.

Cash received from option exercises under all stock-based employee compensation arrangements for 2012, 2011, and 2010 was $25.1 million, $4.5 million, and $25.7 million, respectively. The actual tax benefit realized from exercise, vesting or cancellation of the stock-based employee compensation arrangements during 2012, 2011, and 2010 totaled $5.2 million, $0.7 million, and $2.3 million, respectively, and is reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity or deferred tax asset.

Prior to October 1, 2012, the Company also had an employee stock purchase plan whereby substantially all employees were eligible to participate in the purchase of designated shares of the Company’s common stock. Participants in the plan purchased these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 7,415, 15,098, and 13,044 shares of common stock at an average price per share of $34.04, $24.41, and $27.16 during 2012, 2011, and 2010 respectively.

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

As a result of increased lump-sum distributions during 2012 due to the transfer of a large number of the Company’s employees to Marriott, a net settlement charge of $2.0 million was recognized in 2012. As the increased lump-sum distributions were a result of the REIT conversion discussed in Note 2, the Company has classified the net settlement loss as REIT conversion costs in the accompanying consolidated statements of operations.

The following table sets forth the funded status at December 31 (amounts in thousands):

	2012	2011
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$92,575	$80,278
Interest cost	3,655	4,151
Actuarial loss	5,998	13,402
Benefits paid	(5,844)	(5,256)

Benefit obligation at end of year	96,384	92,575

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	62,265	66,687
Actual return on plan assets	9,061	(1,692)
Employer contributions	4,129	2,526
Benefits paid	(5,844)	(5,256)

Fair value of plan assets at end of year	69,611	62,265

Funded status and accrued pension cost	$(26,773)	$(30,310)

Net periodic pension expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2012	2011	2010

Interest cost	$3,655	$4,151	$4,229
Expected return on plan assets	(4,808)	(5,280)	(4,783)
Recognized net actuarial loss	3,611	2,404	2,283
Net settlement loss	1,960	—	—

Total net periodic pension expense	$4,418	$1,275	$1,729

Assumptions

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2012	2011	2010

Discount rate	3.60%	4.13%	5.28%
Rate of compensation increase	N/A	N/A	N/A
Measurement date	12/31/2012	12/31/2011	12/31/2010

The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2012	2011	2010

Discount rate	3.98%	5.28%	5.84%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	8.00%	8.00%
Measurement date	12/31/2012	12/31/2011	12/31/2010

The rate of increase in future compensation levels was not applicable for any reported years due to the Company amending the plan to freeze the cash balance benefit as described above.

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

The allocation of the defined benefit pension plan’s assets as of the respective measurement date for each year, by asset class, are as follows (amounts in thousands):

Asset Class	2012	2011

Cash	$5,369	$1,715
Equity securities
U.S. Large Cap (a)	21,039	18,584
U.S. Mid Cap (a)	7,482	6,915
International (b)	7,313	6,929
Core fixed income (c)	21,687	21,466
High-yield fixed income (d)	6,721	6,656

Total	$69,611	$62,265

(a)	Consists of actively-managed domestic equity mutual funds. Underlying holdings are diversified by sector and industry.
(b)	Consists of an actively-managed international equity mutual fund. Underlying holdings are diversified by country, sector and industry. The fund may invest a portion of its assets in emerging markets, which entails additional risk.
(c)	Consists of an actively-managed fixed income mutual fund. The fund predominantly invests in investment-grade bonds of U.S. issuers from diverse sectors and industries. The fund also invests in government-backed debt. The fund can invest a portion of its assets in below-investment grade debt and non-U.S. debt, which entails additional risk.
(d)	Consists of actively-managed high-yield fixed income mutual funds. The funds invest in investment grade and below-investment grade bonds, with a focus on below-investment grade bonds of U.S. issuers. Underlying holdings are diversified by sector and industry. The funds can invest a portion of its assets in the debt of non-U.S. issuers, which entails additional risk.

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

Expected Contributions and Benefit Payments

The Company expects to contribute $1.6 million to its defined benefit pension plan in 2013. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2013	$3,183
2014	3,793
2015	4,735
2016	3,949
2017	4,555
2018 - 2022	30,384

Other Information

The Company also maintains non-qualified retirement plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2012, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $16.0 million.

The Company’s accrued cost related to its qualified and non-qualified retirement plans of $42.8 million and $45.5 million at December 31, 2012 and 2011, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets. The 2012 decrease in the deferred net loss related to the Company’s retirement plans resulted in a increase in equity of $1.9 million, net of taxes of $1.1 million. The 2011 increase in the deferred net loss related to the Company’s retirement plans resulted in a decrease in equity of $12.8 million, net of taxes of $7.2 million. The 2010 increase in the deferred net loss related to the Company’s retirement plans resulted in an decrease in equity of $1.5 million, net of taxes of $0.8 million. The 2012, 2011 and 2010 adjustments to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.

The net gain recognized in other comprehensive income for the year ended December 31, 2012 was $3.0 million. Included in accumulated other comprehensive loss at December 31, 2012 are unrecognized actuarial losses of $47.6 million ($30.5 million net of tax) that have not yet been recognized in net periodic pension expense. The net loss recognized in other comprehensive income for the year ended December 31, 2011 was $20.0 million. Included in accumulated other comprehensive loss at December 31, 2011 are unrecognized actuarial losses of $50.6 million ($32.4 million net of tax) that have not yet been recognized in net periodic pension expense. The estimated actuarial loss for the retirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net periodic pension expense over the next fiscal year is $1.3 million.

The Company also has contributory retirement savings plans in which substantially all employees are eligible to participate. Effective January 1, 2010, the Company contribution is 100% of the amount of the employee’s contribution, up to 4% of the employee’s salary. In addition, effective January 1, 2002, the Company may contribute up to 2% of the employee’s salary, based upon the Company’s financial performance. Company contributions under the retirement savings plans were $4.7 million, $6.0 million, and $4.9 million for 2012, 2011 and 2010, respectively.

In addition, the Company maintains a non-qualified contributory deferred compensation plan that allows for certain highly compensated employees to defer a portion of their eligible compensation until a later date. The plan is considered an unfunded and unsecured plan for IRS and ERISA purposes, but the Company has set up a separate trust in which the plan’s assets are held. The trust maintains individual accounts for each participant, but the plan’s assets held in the trust are considered general assets of the Company and are available to satisfy the claims of general creditors in the event of a bankruptcy. The plan allows for the Company to make matching contributions up to 4% of the employee’s salary, reduced by the amount of matching contributions made to the retirement savings plan described above. Company contributions under the deferred compensation plan were $0.7 million, $0.2 million, and $0.1 million for 2012, 2011 and 2010, respectively.

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

Effective January 1, 2011, the plan options available to new retirees under these plans changed. All retirees subsequent to that date must participate in single plan option. The Company’s benefit obligation decreased $1.1 million during 2011 as a result of this amendment. In connection with the Company’s transition to a REIT, the Company changed the benefits that will be available to retirees as of January 1, 2013. As a result of this amendment, the Company’s benefit obligation decreased $16.5 million during 2012.

The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2012	2011
Benefit obligation at beginning of year	$24,621	$19,937
Service cost	42	46
Interest cost	790	1,052
Actuarial loss	958	5,492
Amendments	(16,508)	(1,075)
Benefits paid	(1,156)	(831)

Benefit obligation at end of year	$8,747	$24,621

Net postretirement benefit expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2012	2011	2010
Service cost	$42	$46	$51
Interest cost	790	1,052	1,045
Amortization of net actuarial loss	491	2	—
Amortization of prior service cost	(682)	(678)	(244)
Curtailment gain	(310)	—	—

Net postretirement benefit expense	$331	$422	$852

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2012	2011	2010
Discount rate	3.08%	4.21%	5.29%
Measurement date	12/31/2012	12/31/2011	12/31/2010

The weighted-average assumptions used to determine the net postretirement benefit expense for years ended December 31 are as follows:

	2012	2011	2010
Discount rate	3.92%	5.29%	5.77%
Measurement date	12/31/2012	12/31/2011	12/31/2010

The Company expects to contribute $0.9 million to the plan in 2013. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2013	$864
2014	818
2015	776
2016	733
2017	701
2018-2022	2,854

The net loss, amortization of net loss, prior service credit, amortization of prior service credit, and curtailment gain recognized in other comprehensive income for 2012 was $1.0 million, $0.5 million, $16.5 million, $0.7 million, and $0.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2012 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $6.5 million ($4.2 million net of tax) and unrecognized prior service credits of $16.2 million ($10.4 million net of tax). The net loss, prior service credit and amortization of prior service credit recognized in other comprehensive income for 2011 was $5.5 million, $1.1 million, $0.7 million, respectively. Included in accumulated other comprehensive loss at December 31, 2011 are the following amounts that had not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $6.0 million ($3.9 million net of tax) and unrecognized prior service credit of $0.7 million ($0.5 net of tax). The net loss and prior service credit for the postretirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net postretirement benefit expense over the next fiscal year is $0.4 million and $1.1 million, respectively.

The Company amended the plans effective December 31, 2001 such that only retirees currently receiving benefits under the plans and active employees whose age plus years of service total at least 60 and who have at least 10 years of service as of December 31, 2001 remain eligible.

12. Stockholders’ Equity

Dividends

Holders of common stock are entitled to one vote per share. In connection with the special dividend described in Note 2, on December 21, 2012 the Company paid stockholders an aggregate of $62.0 million in cash and issued 6,697,220 shares of the Company’s common stock.

In addition, to maintain its qualification as a REIT for federal income tax purposes, the Company must distribute at least 90% of its REIT taxable income each year. On December 17, 2012, the Company announced that its board of directors approved the Company’s current dividend policy pursuant to which the Company plans to pay a quarterly cash dividend to stockholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by the Company) or 100% of REIT taxable income on an annual basis, whichever is greater. The declaration, timing and amount of dividends will be determined by future action of the Company’s board of directors. The dividend policy may be altered at any time by the Company’s board of directors.

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

Stock Repurchases

On August 6, 2012, the Company entered into a repurchase agreement with its largest stockholder, TRT Holdings, pursuant to which the Company repurchased 5.0 million shares of the Company’s common stock from TRT Holdings in a privately negotiated transaction for an aggregate purchase price of $185.4 million, which the Company funded with borrowings under the revolving credit line of the $925 million credit facility. The repurchased stock was cancelled by the Company and has been reflected as a reduction of retained earnings in the accompanying consolidated statement of stockholders’ equity. The Company obtained consents and amendments of the required lenders under the $925 million credit facility in order to accommodate this repurchase.

On December 17, 2012, the Company announced that its board of directors authorized a share repurchase program for up to $100 million of the Company’s common stock using cash on hand and borrowings under its revolving credit line. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The timing, prices, and sizes of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.

Common Stock Issuance

On August 23, 2012, the Company sold 846,469 shares (the “Option Shares”) of the Company’s common stock upon the exercise of the underwriter’s option granted pursuant to an underwriting agreement among the Company, TRT Holdings, and Deutsche Bank Securities, Inc. (the “Underwriter”) in connection with the secondary public offering of the remaining shares of the Company’s common stock held by TRT Holdings. The Option Shares were sold at a price to the public of $40.00 per share. The Company’s total net proceeds from the sale of the Option Shares, after offering expenses, were approximately $32.7 million.

Shareholder Rights Plan

The Company’s previous shareholder rights plan expired on August 12, 2012. The Company has amended its Corporate Governance Guidelines to include a policy with respect to shareholder rights plans, that provides that the Board may not adopt a rights plan unless either (i) stockholder approval has been obtained, or (ii) specified circumstances exist and stockholder approval is obtained within specified periods after adoption.

13. Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
CURRENT:
Federal	$5,622	$612	$(39,210)
State	1,449	1,409	1,061

Total current provision (benefit)	7,071	2,021	(38,149)

DEFERRED:
Federal	(7,415)	4,162	(1,460)
State	(1,690)	1,237	(1,858)
Effect of tax law change	—	—	749

Total deferred provision (benefit)	(9,105)	5,399	(2,569)

Total provision (benefit) for income taxes	$(2,034)	$7,420	$(40,718)

Under the Patient Protection and Affordable Care Act, which became law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010, which became law on March 30, 2010, the Company and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage no longer receive a Federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree health care liabilities and related subsidies were already reflected in the Company’s financial statements, this change required the Company to reduce the value of the related tax benefits recognized in its financial statements during the period the law was enacted. As a result, the Company recorded a one-time, non-cash tax charge of $0.7 million during 2010 to reflect the impact of this change.

The tax benefit associated with the exercise or cancellation of stock options and vesting or cancellation of restricted stock during the years 2012, 2011, and 2010 was $5.2 million, $0.7 million, and $2.3 million, respectively, and is reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity, or deferred tax asset.

In addition to the income tax provision (benefit) discussed above, the Company recognized additional income tax provision (benefit) related to discontinued operations as discussed in Note 4 in the amounts of $0, $0.1 million, and $(2.9) million in 2012, 2011, and 2010, respectively.

The effective tax rate as applied to pre-tax income or loss from continuing operations differed from the statutory federal rate due to the following:

	Years Ended December 31,
	2012	2011	2010
U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	–2%	18%	1%
Permanent items	–1%	0%	0%
Nondeductible compensation	–8%	0%	–1%
Nondeductible transaction costs	–23%	0%	0%
Federal tax credits	2%	–8%	1%
Federal valuation allowance	3%	–2%	–4%
Effect of tax law change	0%	0%	–1%
Unrecognized tax benefits	1%	–1%	0%

	7%	42%	31%

The decrease in the Company’s effective tax rate for 2012, as compared to 2011, was due primarily to increases in permanent tax adjustments related to nondeductible transaction costs associated with the Marriott sale transaction and compensation adjustments, partially offset by changes in the Company’s federal and state valuation allowance. The increase in the Company’s effective tax rate for 2011, as compared to 2010, resulted primarily from increases in state valuation allowances, increases in unrecognized tax benefits, and state taxes payable in relation to pre-tax income, partially offset by the impact of federal tax credits.

Provision is made for deferred federal and state income taxes in recognition of certain temporary differences in reporting items of income and expense for financial statement purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2012	2011
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$30,067	$32,521
Defined benefit plan	9,614	10,898
Investments in stock and derivatives	539	540
Deferred management rights proceeds	73,011	—
Rent escalation	27,086	24,574
Federal and State net operating loss carryforwards	16,946	113,015
Tax credits and other carryforwards	1,022	6,263
Investments in partnerships	3,778	3,323
Other assets	10,374	17,109

Total deferred tax assets	172,437	208,243
Valuation allowance	(18,347)	(19,222)

Total deferred tax assets, net of valuation allowance	154,090	189,021

DEFERRED TAX LIABILITIES:
Property and equipment, net	235,403	272,925
Goodwill and other intangibles	4,244	2,922
Other liabilities	3,381	12,752

Total deferred tax liabilities	243,028	288,599

Net deferred tax liabilities	$88,938	$99,578

As a result of the REIT conversion discussed in Note 2, in 2013, the Company will experience a one-time reversal through its statement of operations for deferred tax assets and liabilities that will no longer be subject to income taxes at the REIT level due to expected distributions. The Company estimates that during 2013 it will reverse approximately $124.4 million of net deferred tax liabilities.

The Company has no federal net operating loss or federal credit carryforwards at December 31, 2012. Federal charitable contribution carryforwards at December 31, 2012 totaled $1.1 million, resulting in a deferred tax benefit of $0.4 million, which will begin to expire in 2015. The use of certain federal deferred tax assets are limited to the future taxable earnings of the consolidated group. As a result, a valuation allowance has been provided for certain federal deferred tax assets, including charitable contribution carryforwards. The valuation allowance related to federal deferred tax assets decreased $0.5 million in 2012. State net operating loss carryforwards at December 31, 2012 totaled $413.7 million resulting in a deferred tax benefit of $16.9 million, which will expire between 2013 and 2030. State credit carryforwards at December 31, 2012 totaled $0.7 million and will begin to expire in 2013. The use of certain state net operating losses, credits and other state deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The change in valuation allowance related to state deferred tax assets was $(0.3) million, $1.5 million, and $2.9 million in 2012, 2011 and 2010, respectively. Based on the expectation of future taxable income and scheduled reversal of deferred tax liabilities, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

The Company and its subsidiaries file a consolidated federal income tax return and either separate or combined state income tax returns based on the jurisdiction. The Company has concluded Internal Revenue Service examinations through the 2001 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2007. However, the Company had net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company is currently under a federal income tax examination for the 2008, 2009 and 2010 tax years, but has not been notified of any other federal or state income tax examinations.

As of December 31, 2012, the Company had $13.2 million of unrecognized tax benefits, of which $6.7 million would affect the Company’s effective tax rate if recognized. The liability for unrecognized tax benefits is recorded in other long-term liabilities in the accompanying consolidated balance sheet. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	2012	2011	2010
Unrecognized tax benefits at beginning of year	$14,141	$18,952	$16,123
Additions (reductions) based on tax positions related to the current year	7	(286)	3,084
Additions for tax positions of prior years	—	147	10,293
Reductions for tax positions of prior years	(986)	(4,672)	(10,548)

Unrecognized tax benefits at end of year	$13,162	$14,141	$18,952

Included in the balance at December 31, 2012 and 2011, are $6.5 million and $6.7 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than future interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company expects the amount of unrecognized tax benefits to decrease during the next twelve months, mainly due to the expiration of various statutes of limitations. The Company estimates the overall decrease in unrecognized tax benefits in the next twelve months will be approximately $13.1 million.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $0.2 million, $0.2 million and $0.8 million of interest and no penalties related to uncertain tax positions in the accompanying consolidated statements of operations for 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the Company has accrued $2.2 million and $2.1 million of interest, respectively and $0 and $0.1 million of penalties related to uncertain tax positions.

14. Commitments and Contingencies

Capital Leases

In the accompanying consolidated balance sheets, the following amounts of assets under capitalized lease agreements are included in property and equipment and other long-term assets and the related obligations are included in debt (amounts in thousands):

	2012	2011
Property and equipment	$3,748	$3,761
Other long-term assets	130	130
Accumulated depreciation	(1,952)	(1,411)

Net assets under capital leases	$1,926	$2,480

The Company entered into no capital leases during 2012.

Operating Leases

Rental expense related to continuing operations for operating leases was $16.2 million, $15.7 million, and $15.3 million for 2012, 2011 and 2010, respectively. Non-cash lease expense related to continuing operations for 2012, 2011, and 2010 was $5.7 million, $5.8 million, and $5.9 million, respectively, as discussed below.

Future minimum cash lease commitments under all non-cancelable leases in effect for continuing operations at December 31, 2012 are as follows (amounts in thousands):

	Capital Leases	Operating Leases
2013	$735	$5,744
2014	623	5,856
2015	363	4,628
2016	—	4,621
2017	—	4,249
Years thereafter	—	613,758

Total minimum lease payments	1,721	$638,856

Less amount representing interest	(77)

Total present value of minimum payments	1,644
Less current portion of obligations	(686)

Long-term obligations	$958

The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires the Company to make annual base lease payments, which were approximately $3.6 million in 2012. The lease agreement provides for an annual 3% escalation of base rent. The terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual base lease expense of approximately $9.4 million for 2012, 2011, and 2010. This rent included approximately $5.7 million, $5.8 million, and $5.9 million of non-cash expenses during 2012, 2011, and 2010, respectively. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rentals based upon net revenues associated with the Gaylord Palms operations. The Company recorded $2.0 million, $1.4 million, and $1.5 million of contingent rentals related to the Gaylord Palms in 2012, 2011, and 2010, respectively.

Other Commitments and Contingencies

The Company has been informed that the Dollywood Company is no longer interested in pursuing the previously announced 50/50 joint venture to develop a family entertainment zone adjacent to Gaylord Opryland on land the Company currently owns. The Company had an immaterial amount of capitalized costs associated with this endeavor, which were written off during the third quarter of 2012.

Through joint venture arrangements with two private real estate funds the Company previously invested in minority ownership interests in two joint ventures which were formed to own and operate hotels in Hawaii. As part of the joint venture arrangements, the Company entered into contribution agreements with the majority owners, which owners had guaranteed certain recourse liabilities under third-party loans to the joint ventures. The guarantees of the joint venture loans guaranteed each of the subsidiaries’ obligations under its third party loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by the subsidiaries, or (ii) in the event of bankruptcy or reorganization proceedings of the subsidiaries. The Company agreed that, in the event a majority owner is required to make any payments pursuant to the terms of these guarantees of joint venture loans, it will contribute to the majority owner an amount based on its proportional commitment in the applicable joint venture. The Company estimates that the maximum potential amount for which the Company could be liable under the contribution agreements is $16.9 million, which represents its pro rata share of the $86.4 million of total debt that is subject to the guarantees. As of December 31, 2012, the Company had not recorded any liability in the consolidated balance sheet associated with the contribution agreements.

The Company is self-insured up to a stop loss for certain losses relating to workers’ compensation claims and general liability claims through September 30, 2012, and for certain losses related to employee medical benefits through December 31, 2012. The Company’s insurance program has subsequently transitioned to a low or no deductible program. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims relating to workers’ compensation, employee medical benefits and general liability for which it is self-insured.

The Company has entered into employment agreements with certain officers, which provides for severance payments upon certain events, including after a change of control.

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

As of December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in connection with the Company’s non-qualified contributory deferred compensation plan.

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

The Company had no liabilities required to be measured at fair value at December 31, 2012 or 2011. The Company’s assets measured at fair value on a recurring basis at December 31, were as follows (in thousands):

	December 31, 2012	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$15,580	$15,580	$—	$—

Total assets measured at fair value	$15,580	$15,580	$—	$—

	December 31, 2011	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$13,892	$13,892	$—	$—

Total assets measured at fair value	$13,892	$13,892	$—	$—

The remainder of the assets and liabilities held by the Company at December 31, 2012 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 6, in connection with the development of Gaylord National, the Company received a series A Bond and a Series B Bond from Prince George’s County, Maryland which had aggregate carrying values of $90.6 million and $58.8 million, respectively, as of December 31, 2012. The fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximates carrying value as of December 31, 2012. The fair value of the Series B Bond, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the note, which the Company considers as Level 3, was approximately $40 million as of December 31, 2012. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired as of December 31, 2012.

As more fully discussed in Note 7, the Company has outstanding $360.0 million in aggregate principal amount of Convertible Notes due 2014 that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on December 31, 2012 was $333.0 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, which the Company considers as Level 2, was approximately $346 million as of December 31, 2012.

As more fully discussed in Note 7, as of December 31, 2012, the Company had outstanding $152.2 million in aggregate principal amount of Senior Notes due 2014 that accrued interest at a fixed rate of 6.75%. The fair value of the 6.75% Senior Notes, based upon quoted market prices, which the Company considers as Level 1, was $152.2 million as of December 31, 2012. The notes were redeemed at par on January 17, 2013.

The carrying amount of short-term financial instruments (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.

16. Financial Reporting By Business Segments

The Company’s continuing operations are organized into three principal business segments:

•	Hospitality, which includes Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National and the Inn at Opryland;

•	Opry and Attractions, which includes the Grand Ole Opry, WSM-AM, and the Company’s Nashville-based attractions; and

•	Corporate and Other, which includes the Company’s corporate expenses.

The following information (amounts in thousands) from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes.

	2012	2011	2010
REVENUES:
Hospitality	$916,041	$886,634	$722,938
Opry and Attractions	70,463	65,386	46,918
Corporate and Other	90	124	105

Total revenues	$986,594	$952,144	$769,961

DEPRECIATION AND AMORTIZATION:
Hospitality	$107,343	$109,521	$91,117
Opry and Attractions	5,119	5,261	4,710
Corporate and Other	18,229	10,507	9,734

Total depreciation and amortization	$130,691	$125,289	$105,561

OPERATING INCOME (LOSS):
Hospitality	$150,210	$130,939	$91,705
Opry and Attractions	13,215	8,760	1,237
Corporate and Other	(65,017)	(58,535)	(61,320)
REIT conversion costs	(101,964)	—	—
Casualty loss	(858)	(1,225)	(42,321)
Preopening costs	(340)	(408)	(55,287)

Total operating income (loss)	(4,754)	79,531	(65,986)

Interest expense, net of amounts capitalized	(58,582)	(74,673)	(81,426)
Interest income	12,307	12,460	13,124
Income from unconsolidated companies	109	1,086	608
Gain on extinguishment of debt	—	—	1,299
Other gains and (losses)	22,251	(916)	(535)

Income (loss) before income taxes and discontinued operations	$(28,669)	$17,488	$(132,916)

	December 31, 2012	December 31, 2011
IDENTIFIABLE ASSETS:
Hospitality	$2,341,880	$2,320,853
Opry and Attractions	86,078	78,482
Corporate and Other	114,853	163,675
Discontinued operations	328	390

Total identifiable assets	$2,543,139	$2,563,400

The following table represents the capital expenditures for continuing operations by segment for the years ended December 31 (amounts in thousands):

	2012	2011	2010
CAPITAL EXPENDITURES:
Hospitality	$73,170	$110,151	$159,576
Opry and Attractions	7,347	4,745	23,767
Corporate and other	14,716	17,696	11,304

Total capital expenditures	$95,233	$132,592	$194,647

17. Quarterly Financial Information (Unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended December 31, 2012 and 2011 (amounts in thousands, except per share data).

The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$238,915	$253,229	$228,129	$266,321
Depreciation and amortization	32,434	30,254	30,701	37,302
Operating income (loss)	21,684	31,608	(33,449)	(24,597)
Income (loss) before income taxes and discontinued operations	10,476	20,287	(43,253)	(16,179)
(Provision) benefit for income taxes	(4,469)	(11,314)	16,581	1,236
Income (loss) from continuing operations	6,007	8,973	(26,672)	(14,943)
Income (loss) from discontinued operations, net of taxes	21	(19)	(2)	(9)
Net income (loss)	6,028	8,954	(26,674)	(14,952)
Net income (loss) per share	0.12	0.18	(0.57)	(0.32)
Net income (loss) per share – assuming dilution	0.12	0.17	(0.57)	(0.32)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$220,738	$236,775	$225,232	$269,399
Depreciation and amortization	29,057	29,271	32,367	34,594
Operating income	14,726	31,200	13,837	19,768
Income (loss) before income taxes and discontinued operations	(2,928)	13,432	(722)	7,706
(Provision) benefit for income taxes	967	(4,799)	(937)	(2,651)
Income (loss) from continuing operations	(1,961)	8,633	(1,659)	5,055
Income from discontinued operations, net of taxes	4	4	53	48
Net income (loss)	(1,957)	8,637	(1,606)	5,103
Net income (loss) per share	(0.04)	0.18	(0.03)	0.11
Net income (loss) per share – assuming dilution	(0.04)	0.17	(0.03)	0.10

During the first quarter of 2012, in conjunction with its exploration of opportunities to unlock shareholder value, the Company recognized $3.1 million in selling, general and administrative expenses, which were reclassified as REIT conversion costs in the third quarter of 2012.

During the second quarter of 2012, in conjunction with its exploration of opportunities to unlock shareholder value, the Company recognized $3.4 million in selling, general and administrative expenses, which were reclassified as REIT conversion costs in the third quarter of 2012.

During the third quarter of 2012, in conjunction with its decision to reorganize as a REIT, the Company recognized $51.4 million in REIT conversion costs.

During the fourth quarter of 2012, in conjunction with its decision to reorganize as a REIT, the Company recognized $44.2 million in REIT conversion costs.

During the fourth quarter of 2012, the Company recognized $20.0 million in income recognized on the sale of the IP Rights to Marriott, which was recorded as other gains and (losses).

During the fourth quarter of 2012, the Company adjusted the useful lives of certain assets that will be disposed of at various points as the Company continues its conversion to a REIT and recognized a pre-tax charge of $8.0 million in depreciation and amortization expense.

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

18. Subsequent Event

On February 14, 2013, the Company’s board of directors declared the Company’s first quarterly cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $26.4 million, payable on April 12, 2013 to stockholders of record as of the close of business on March 28, 2013.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1†	Purchase Agreement, dated May 30, 2012, by and among the Company, Gaylord Hotels, Inc., Marriott Hotel Services, Inc., and Marriott International, Inc. (including the forms of Management Agreement and Pooling Agreement) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 31, 2012 (File No. 1-13079)).

2.2	Agreement and Plan of Merger by and between Gaylord Entertainment Company and the Company dated as of July 27, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 22, 2012 relating to the Company’s special meeting of stockholders held on September 25, 2012 (File No. 1-13079)).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012 (File No. 1-13079)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012 (File No. 1-13079)).

4.1	Specimen of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 24, 2012 (File No. 1-13079)).

4.2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.

4.3	Indenture related to the 3.75% Convertible Senior Notes due 2014, dated as of September 29, 2009, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee, and Form of 3.75% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

4.4	Supplemental Indenture, dated October 1, 2012, among the Company, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as Trustee, relating to the 3.75% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 1, 2012 (File No. 1-13079)).

4.5	Supplemental Indenture, dated October 1, 2012, among the Company, certain of its subsidiaries, as guarantors, RHP Properties, LP, RHP Partner, LLC and U.S. Bank National Association, as Trustee, relating to the 3.75% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 1, 2012 (File No. 1-13079)).

4.6*	Supplemental Indenture, dated December 28, 2012, among the Company, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as Trustee, relating to the 3.75% Convertible Senior Notes due 2014.

4.7*	Release of Subsidiary Guarantors, dated January 17, 2013, made and entered into by U.S. Bank National Association, as Trustee relating to the 3.75% Convertible Senior Notes due 2014.

10.1	Third Amended and Restated Credit Agreement, dated August 1, 2011 by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, Bank of America, N.A., as Administrative Agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-13079)).

10.2	First Amendment and Consent Agreement, dated August 6, 2012, among the Company and the guarantors and lenders a party thereto and Bank of America, N.A. (amending the Third Amended and Restated Credit Agreement dated August 1, 2011) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 7, 2012 (File No. 1-13079)).

10.3	Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 1, 2012, among RHP Hotel Properties, LP, as the Borrower, the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2012) (File No. 1-13079)).

10.4	Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).

10.5	Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.6	Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.7	Purchase Agreement dated September 24, 2009, by and among the Company, certain subsidiaries of the Company, as guarantors, and Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several initial purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.8	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.9	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.10	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.11	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.12	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.13	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.14	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.15	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079 (File No. 1-13079)).

10.16	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 29, 2009v).

10.17	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.18	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.19	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.20	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.21	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.22	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.23	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.24	Letter Agreement, dated January 13, 2012, by and among the Company, TRT Holdings, Inc. and Robert Rowling (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 17, 2012 (File No. (1-13079)).

10.25	Repurchase Agreement, dated as of August 6, 2012, by and between TRT Holdings, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 7, 2012) (File No. (1-13079)).

10.26#	Amended and Restated Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (including amendments adopted at the May 2003 Stockholders Meeting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).

10.27#	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S-1 (File No. 33-42329)).

10.28#	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).

10.29#	Executive Employment Agreement of Colin V. Reed, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.30#	First Amendment to Executive Employment Agreement of Colin V. Reed, dated December 18, 2008, with Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2008 (File No. 1-13079)).

10.31#	Second Amendment to Executive Employment Agreement, dated September 3, 2010, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.32#	Third Amendment to Executive Employment Agreement, dated as of November 5, 2012, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-13079)).

10.33#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.34#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Michael D. Rose (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.35#	Form of Employment Agreement of David C. Kloeppel, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.36#	Form of Employment Agreement of each of Carter R. Todd, Mark Fioravanti and Richard A. Maradik, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.37#	Form of Amendment No. 1 to Employment Agreement of each of David C. Kloeppel, Mark Fioravanti and Richard A. Maradik (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.38#	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Richard A. Maradik (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.39#	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and David C. Kloeppel (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.40#	Confidential Separation Agreement and General Release, dated September 25, 2012, by and between David C. Kloeppel and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2012 (File No. 1-13079)).

10.41#	Amendment No. 1 to Employment Agreement, dated September 3, 2010, by and between the Company and Carter R. Todd (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.42*#	Confidential Separation Agreement and General Release dated February 6, 2012 by and between Carter R. Todd and the Company.

10.43#	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.44#	Third Amendment to Executive Employment Agreement dated as of November 5, 2012, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-13079)).

10.45*#	Employment Agreement dated as of February 25, 2008 by and between the Company and Bennett Westbrook.

10.46*#	Amendment No. 1 to Employment Agreement dated as of September 3, 2010 by and between Bennett Westbrook.

10.47*#	Second Amendment to Employment Agreement dated as of November 5, 2012 by and between the Company and Bennett Westbrook.

10.48*#	Severance Agreement dated as of August 30, 1994 between the Company and Rod Connor.

10.49*#	Severance Agreement dated as of October 21, 2010 between the Company and Patrick Chaffin.

10.50*#	Severance Agreement dated as of February 25, 2013 between the Company and Scott Lynn.

10.51*#	Severance Agreement dated as of February 25, 2013 between the Company and Jennifer Hutcheson.

10.52#	Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.53#	Form of Stock Option Agreement with respect to options granted to employees of Gaylord Entertainment Company pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079)).

10.54#	Form of Director Stock Option Agreement with respect to options granted to members of the Gaylord Entertainment Company Board of Directors pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079).

10.55#	Form of Restricted Stock Agreement with respect to restricted stock granted to employees of the Company pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2005 (File No. 1-13079)).

10.56#	Form of Performance Accelerated Restricted Stock Unit Agreement with respect to restricted stock units granted to employees of the Company pursuant to the 1997 Plan and the Company’s performance accelerated restricted stock unit program (“PARSUP”) (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No 1-13079)).

10.57*#	Summary of Director and Executive Officer Compensation.

10.58#	Gaylord Entertainment Company Amended and Restated 2006 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders filed with the SEC on April 1, 2011 (File No. 1-13079)).

10.59#	Form of Restricted Share Award Agreement with respect to restricted stock granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

10.60#	Form of Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

10.61#	Form of Director Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079))

10.62#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

10.63#	Form of Restricted Stock Unit Award Agreement with respect to performance-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2008 (File No. 1-13079)).

10.64#	Form of Restricted Stock Unit Award Agreement with respect to time-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.65#	2008 Long Term Incentive Plan Form of Amended and Restated Restricted Stock Unit Award Agreement amending grants made to the Company’s named executive officers as described in the Company’s Current Report on Form 8-K dated September 7, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.66#	Form of Restricted Stock Unit Award Agreement with respect to performance-based restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-13079)).

10.67*#	Form of 2013 Time-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan.

10.68*#	Form of 2013 Performance-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan.

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Balance Sheets at December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
#	Management contract or compensatory plan or arrangement.