Form 10-Q
period 2013-03-31
Ryman Hospitality Properties, Inc.
filed 2013-05-10
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2013
Common Stock, par value $.01	51,657,152 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2013

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2013	December 31, 2012
ASSETS:
Property and equipment, net of accumulated depreciation	$2,128,451	$2,148,999
Cash and cash equivalents - unrestricted	44,848	97,170
Cash and cash equivalents - restricted	6,934	6,210
Notes receivable	148,925	149,400
Trade receivables, less allowance of $594 and $623, respectively	60,745	55,343
Deferred financing costs	9,660	11,347
Prepaid expenses and other assets	55,879	63,982

Total assets	$2,455,442	$2,532,451

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,092,081	$1,031,863
Accounts payable and accrued liabilities	145,042	218,461
Deferred income tax liabilities, net	35,026	88,938
Deferred management rights proceeds	185,615	186,346
Dividends payable	25,971	—
Other liabilities	139,071	153,245
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,646 and 52,596 shares issued and outstanding, respectively	516	526
Additional paid-in capital	1,256,852	1,250,975
Treasury stock of 456 shares, at cost	(7,234)	(7,234)
Accumulated deficit	(394,057)	(366,066)
Accumulated other comprehensive loss	(23,441)	(24,603)

Total stockholders’ equity	832,636	853,598

Total liabilities and stockholders’ equity	$2,455,442	$2,532,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rooms	$85,509	$87,534
Food and beverage	98,188	108,076
Other hotel revenue	25,884	30,438
Opry and Attractions	12,532	12,867

Total revenues	222,113	238,915

Operating expenses:
Rooms	25,087	22,968
Food and beverage	61,248	61,614
Other hotel expenses	69,568	72,894
Management fees	3,469	—

Total hotel operating expenses	159,372	157,476
Opry and Attractions	11,286	10,757
Corporate	6,666	13,006
REIT conversion costs	14,992	3,053
Casualty loss	32	174
Preopening costs	—	331
Depreciation and amortization	32,009	32,434

Total operating expenses	224,357	217,231

Operating income (loss)	(2,244)	21,684
Interest expense, net of amounts capitalized	(13,323)	(14,362)
Interest income	3,051	3,154
Other gains and (losses), net	(6)	—

Income (loss) before income taxes and discontinued operations	(12,522)	10,476
(Provision) benefit for income taxes	66,292	(4,469)

Income from continuing operations	53,770	6,007
Income from discontinued operations, net of income taxes	10	21

Net income	$53,780	$6,028

Basic income per share:
Income from continuing operations	$1.03	$0.12
Income from discontinued operations, net of income taxes	—	—

Net income	$1.03	$0.12

Fully diluted income per share:
Income from continuing operations	$0.81	$0.12
Income from discontinued operations, net of income taxes	—	—

Net income	$0.81	$0.12

Dividends declared per common share	$0.50	$—

Comprehensive income, net of deferred taxes	$54,942	$6,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

(In thousands)

	2013	2012
Cash Flows from Operating Activities:
Net income	$53,780	$6,028
Amounts to reconcile net income to net cash flows provided by operating activities:
Income from discontinued operations, net of taxes	(10)	(21)
Impairment and other charges	132	—
Provision (benefit) for deferred income taxes	(67,107)	4,479
Depreciation and amortization	32,009	32,434
Amortization of deferred financing costs	1,165	1,212
Amortization of discount on convertible notes	3,593	3,307
Write-off of deferred financing costs related to senior notes	544	—
Stock-based compensation expense	2,680	2,356
Excess tax benefit from stock-based compensation	(212)	—
Changes in:
Trade receivables	(5,402)	(21,036)
Interest receivable	475	551
Accounts payable and accrued liabilities	(74,405)	(18,728)
Other assets and liabilities	5,847	3,320

Net cash flows provided by (used in) operating activities - continuing operations	(46,911)	13,902
Net cash flows provided by operating activities - discontinued operations	49	13

Net cash flows provided by (used in) operating activities	(46,862)	13,915

Cash Flows from Investing Activities:
Purchases of property and equipment	(10,139)	(29,734)
Collection of notes receivable	—	2,870
Other investing activities	(715)	378

Net cash flows used in investing activities - continuing operations	(10,854)	(26,486)
Net cash flows used in investing activities - discontinued operations	—	—

Net cash flows used in investing activities	(10,854)	(26,486)

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit facility	209,000	(15,000)
Early redemption of senior notes	(152,180)	—
Deferred financing costs paid	(22)	—
Repurchase of Company stock for retirement	(55,676)	—
Proceeds from exercise of stock option and purchase plans	4,255	3,232
Excess tax benefit from stock-based compensation	212	—
Other financing activities, net	(195)	(187)

Net cash flows provided by (used in) financing activities - continuing operations	5,394	(11,955)
Net cash flows provided by financing activities - discontinued operations	—	—

Net cash flows provided by (used in) financing activities	5,394	(11,955)

Net change in cash and cash equivalents	(52,322)	(24,526)
Cash and cash equivalents - unrestricted, beginning of period	97,170	44,388

Cash and cash equivalents - unrestricted, end of period	$44,848	$19,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION:

For financial statement presentation and reporting purposes, the Company is the successor to Gaylord Entertainment Company, formerly a Delaware corporation (“Gaylord”). As more fully described in Note 3, as part of the plan to restructure the business operations of Gaylord to facilitate its qualification as a real estate investment trust (“REIT”) for federal income tax purposes, Gaylord merged with and into its wholly-owned subsidiary, Ryman Hospitality Properties, Inc., a Delaware corporation (“Ryman”), on October 1, 2012, with Ryman as the surviving corporation (the “Merger”). At 12:01 a.m. on October 1, 2012, the effective time of the Merger, Ryman succeeded to and began conducting, directly or indirectly, all of the business conducted by Gaylord immediately prior to the Merger. The “Company” refers to Ryman and to Gaylord.

The Company conducts its business through an umbrella partnership REIT, in which its assets are held by, and operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with the REIT conversion. The Company is the sole general partner of the Operating Partnership and currently owns, either directly or indirectly, all of the limited partnership units of the Operating Partnership.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality, Opry and Attractions, and Corporate and Other.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

Reclassifications

The Company is electing REIT status for the year ended December 31, 2013. In connection with the Company’s conversion to a REIT and the restructuring of the Company’s business operations as further discussed in Note 3, the Company has revised the presentation of its condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income to be more consistent with its peers within the hospitality REIT industry. For the condensed consolidated balance sheets, these changes consisted of presenting an unclassified balance sheet. For the condensed consolidated statements of operations and comprehensive income, the changes consist of providing revenues and operating expenses as Rooms, Food and Beverage, Other Hotel Revenues/Expenses, Opry and Attractions, and Corporate. As a result, certain amounts in previously issued financial statements have been reclassified to conform to the 2013 presentation as follows:

•

a reduction of $10.7 million in total assets and $10.7 million in total liabilities in the Company’s consolidated balance sheet as of December 31, 2012, as a result of the change in presentation for deferred income taxes under an unclassified balance sheet;

•

a reclassification of $135.0 million of operating costs for the three months ended March 31, 2012 as hotel operating expenses ($124.7 million), Opry and Attractions operating expenses ($7.3 million) and Corporate operating expenses ($3.0 million); and

•

a reclassification of $49.3 million of selling, general and administrative expense for the three months ended March 31, 2012 as hotel operating expenses ($32.8 million), Opry and Attractions operating expenses ($3.5 million), Corporate operating expenses ($9.9 million) and REIT conversion costs ($3.1 million).

The Company believes the 2013 presentation is more aligned with its peers in the hospitality REIT industry.

2.	NEWLY ISSUED ACCOUNTING STANDARDS:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Topic 220, “Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The ASU is intended to help entities improve the transparency of changes in other comprehensive income and items reclassified out of accumulated other comprehensive income in their financial statements. It does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The Company adopted this ASU in the first quarter of 2013 and this adoption did not have a material impact on the Company’s consolidated financial statements.

3.	REIT CONVERSION:

The Company completed a plan to restructure the Company’s business operations to facilitate the Company’s qualification as a REIT for federal income tax purposes (the “REIT conversion”) during 2012 and will elect to be taxed as a REIT for the year ended December 31, 2013. In connection with the REIT conversion, the Company completed the Merger and made a one-time earnings and profits distribution to distribute all of the Company’s C corporation earnings and profits attributable to taxable periods ending prior to January 1, 2013 as a special dividend to stockholders. The special dividend was paid on December 21, 2012 to shareholders of record as of November 13, 2012, as discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

On October 1, 2012, the Company consummated its agreement to sell the Gaylord Hotels brand and rights to manage the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”) and the Gaylord National Resort and Convention Center (“Gaylord National”), which the Company refers to collectively as the “Gaylord Hotels”, to Marriott International, Inc. (“Marriott”) for $210.0 million in cash (the “Marriott sale transaction”). Effective October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the Gaylord Hotels pursuant to a management agreement for each Gaylord Hotel.

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

The amount related to the Management Rights was deferred and is amortized on a straight line basis over the 65-year term of the hotel management agreements, including extensions, as a reduction in management fee expense for financial accounting purposes. The amount related to the IP Rights was recognized into income as other gains and losses during the fourth quarter of 2012.

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

The Company has segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statement of operations. During the three months ended March 31, 2013 and 2012, the Company incurred $15.0 million and $3.1 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during the three months ended March 31, 2013 include employment and severance costs ($11.2 million), professional fees ($1.1 million), and various other transition costs ($2.7 million). REIT conversion costs incurred during the three months ended March 31, 2012 were almost exclusively professional fees.

Including the costs noted above, the Company currently estimates that it will incur approximately $24.9 million in one-time costs during 2013 related to the REIT conversion. The Company also anticipates that it has incurred federal income taxes, including those associated with the receipt of the purchase price in the Marriott sale transaction and other transactions related to the REIT conversion, net of the effect of remaining net operating losses, of approximately $5 million to $7 million, which will be paid in 2013.

The Merger, Marriott sale transaction, and other restructuring transactions are designed to enable the Company to hold its assets and business operations in a manner that will enable it to elect to be treated as a REIT for federal income tax purposes. As a REIT, the Company generally will not be subject to federal corporate income taxes on that portion of its capital gain or ordinary income from the Company’s REIT operations that is distributed to its stockholders. This treatment would substantially eliminate the federal “double taxation” on earnings from REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. To comply with certain REIT qualification requirements, the Company engaged Marriott to operate and manage its Gaylord Hotels and the Inn at Opryland and will be required to engage third-party managers to operate and manage its future hotel properties, if any. Additionally, non-REIT operations, which consist of the activities of taxable REIT subsidiaries that will act as lessees of the Company’s hotels, as well as the businesses within the Company’s Opry and Attractions segment, will continue to be subject, as applicable, to federal corporate and state income taxes following the REIT conversion.

4.	INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Weighted average shares outstanding - basic	52,427	48,715
Effect of dilutive stock-based compensation	589	608
Effect of convertible notes	7,702	814
Effect of common stock warrants	6,002	—

Weighted average shares outstanding - diluted	66,720	50,137

The Company had stock-based compensation awards outstanding with respect to approximately 0.2 million and 1.6 million shares of common stock for the three months ended March 31, 2013 and 2012, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively, as the effect of their inclusion would have been anti-dilutive.

As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in 2009 the Company issued 3.75% Convertible Senior Notes due 2014 (the “Convertible Notes”). The Company intends to settle the face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion/maturity of the Convertible Notes may be settled in cash or shares of the Company’s common stock. The Convertible Notes are currently convertible through June 30, 2013; however, at this time, the Company has not settled the conversion of any of the Convertible Notes.

In connection with the issuance of the Convertible Notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes whereby the warrant holders may purchase, as adjusted for dividends paid by the Company, approximately 16.2 million shares of the Company’s common stock at an adjusted strike price per share of $26.68, subject to any further anti-dilution adjustments, including for quarterly cash dividends paid by the Company. If the average closing price of the Company’s stock during a reporting period exceeds this strike price, these warrants will be dilutive. The warrants may only be settled at maturity in shares of the Company’s common stock, net of the strike price.

5.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is composed of amounts related to the Company’s minimum pension liability. During the three months ended March 31, 2013, the Company recorded no other comprehensive income and reclassified $0.1 million from accumulated other comprehensive loss into operating expenses in the Company’s condensed consolidated statements of operations included herein. During the three months ended March 31, 2013, the Company also recorded a $1.0 million tax benefit for accumulated other comprehensive income related to a change in tax rate on the items included in accumulated other comprehensive income due to the Company’s REIT conversion.

6.	PROPERTY AND EQUIPMENT:

Property and equipment of continuing operations at March 31, 2013 and December 31, 2012 is recorded at cost and summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Land and land improvements	$241,839	$241,292
Buildings	2,301,401	2,297,343
Furniture, fixtures and equipment	571,770	563,622
Construction-in-progress	23,084	27,534

	3,138,094	3,129,791
Accumulated depreciation	(1,009,643)	(980,792)

Property and equipment, net	$2,128,451	$2,148,999

7.	NOTES RECEIVABLE:

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

During the three months ended March 31, 2013 and 2012, the Company recorded interest income of $3.0 million and $3.2 million, respectively, on these bonds. The Company received payments of $3.5 million and $6.6 million during the three months ended March 31, 2013 and 2012, respectively, relating to these notes receivable.

8.	DEBT:

The Company’s debt and capital lease obligations related to continuing operations at March 31, 2013 and December 31, 2012 consisted of (in thousands):

	March 31, 2013	December 31, 2012
$925 Million Credit Facility, interest at LIBOR plus 2.0% or bank’s base rate plus 1.25%, maturing August 1, 2015	$754,000	$545,000
Convertible Senior Notes, interest at 3.75%, maturing October 1, 2014, net of unamortized discount of $23,369 and $26,961	336,631	333,039
Senior Notes, interest at 6.75%, originally maturing November 15, 2014	—	152,180
Capital lease obligations	1,450	1,644

Total debt	1,092,081	1,031,863
Less amounts due within one year	(640)	(130,358)

Total long-term debt	$1,091,441	$901,505

The above decrease in amounts due within one year results from the Company’s intent and ability to refinance all of its convertible senior notes on a long-term basis if the notes were to be converted at March 31, 2013. At December 31, 2012, because of lower availability to borrow additional funds under its revolving credit facility, the Company had the ability to refinance only a portion of any conversions on a long-term basis.

As of March 31, 2013, the Company was in compliance with all of its covenants related to its debt.

$925 Million Credit Facility

At March 31, 2013, the Company had outstanding a $925 million credit facility. On April 18, 2013, the Company refinanced its $925 million credit facility by entering into a $1 billion senior secured credit facility by and among the Operating Partnership, the Company, and certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent (the “$1 billion credit facility”). See Note 16 for further disclosure related to this refinancing of the $925 million credit facility.

3.75% Convertible Senior Notes

In 2009, the Company issued $360.0 million of the Convertible Notes. The Convertible Notes are convertible, under certain circumstances as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, at the holder’s option, into shares of the Company’s common stock, at an adjusted conversion rate of 44.9815 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an adjusted conversion price of approximately $22.23 per share. Additional adjustments will be made for quarterly cash dividends paid by the Company pursuant to customary anti-dilution adjustments. The Company may elect, at its option, to deliver shares of its common stock, cash or a combination of cash and shares of its common stock in satisfaction of its obligations upon conversion of the Convertible Notes or at their maturity.

Based on the Company’s stock price during the three months ended March 31, 2013, a condition permitting conversion (as defined in the indenture governing the Convertible Notes) had been satisfied, and thus the Convertible Notes are currently convertible through June 30, 2013. At this time, the Company has not settled the conversion of any of the Convertible Notes. Based on the Company’s borrowing capacity under its $925 million credit facility as of March 31, 2013, and considering the Company’s repayment of a portion of the revolving credit facility in connection with its refinancing in April 2013, as further described in Note 16, the Convertible Notes have been classified as long-term debt in the above table as of March 31, 2013.

Concurrently with the offering of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The adjusted strike price of the Purchased Options is $22.23 per share of the Company’s common stock (the same as the adjusted conversion price of the Convertible Notes). The Purchased Options entitle the Company to purchase, subject to anti-dilution adjustments substantially similar to the Convertible Notes, approximately 16.2 million shares of Company common stock. Additional adjustments to the strike price and number of shares underlying the Purchased Options will be made pursuant to customary anti-dilution provisions, including for quarterly cash dividends. The Company may settle the Purchased Options in shares, cash or a combination of cash and shares, at the Company’s option.

Separately and concurrently with entering into the Purchased Options, the Company also entered into warrant transactions whereby it sold warrants to each of the hedge counterparties to acquire, after anti-dilution adjustments similar to the adjustments of the Convertible Notes and Purchased Options, up to approximately 16.2 million shares of common stock at an exercise price of $26.68 per share. Additional adjustments to the exercise price and number of shares underlying the warrants will be made pursuant to customary anti-dilution provisions, including for cash dividends. The warrants may only be settled at maturity in shares of the Company’s common stock, net of the exercise price.

6.75% Senior Notes

On January 17, 2013, the Company redeemed all of its outstanding 6.75% senior notes at par, which was funded using borrowings under the revolving credit line of the $925 million credit facility. As a result of this redemption, the Company wrote off $0.5 million of deferred financing costs during the three months ended March 31, 2013, which are included in interest expense in the accompanying condensed consolidated statements of operations.

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

During the three months ended March 31, 2013, the Company granted 37,000 restricted stock units to certain members of its management team which may vest in 2016 based on the level of performance during the performance period and subject to continued employment. The number of awards that will ultimately vest is based on the Company’s total shareholder return over the three-year performance period ended December 31, 2015 relative to the total shareholder return of a competitor group of companies during the same period. The weighted-average grant date fair value of $45.01 per award was determined using a Monte Carlo simulation model, which assumed a risk-free rate of 0.4%, an expected life of 3.0 years and historical volatilities that ranged from 23% to 64%. As these awards include a market condition, the Company records compensation expense for these awards based on the grant date fair value of the award recognized ratably over the vesting period.

During 2011, the Company granted 67,400 restricted stock units to certain members of its management team which may vest in 2014. The number of awards that will ultimately vest will be based on Company performance relative to the annual budgets approved by the Company’s board of directors. The Company began recognizing compensation expense related to the weighted-average grant-date fair value of $44.39 for these awards in the first quarter of 2013 when the 2013 budget was approved and the key terms and conditions of the awards was deemed to be established and a grant date had occurred.

At March 31, 2013 and December 31, 2012, 575,659 and 574,933 restricted stock units were outstanding.

The compensation expense that has been charged against pre-tax income (loss) for all of the Company’s stock-based compensation plans was $2.7 million and $2.4 million for the three months ended March 31, 2013 and 2012, respectively.

10.	RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest cost	$993	$1,087
Expected return on plan assets	(1,291)	(1,173)
Recognized net actuarial loss	318	1,170

Total net periodic pension expense	$20	$1,084

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended March 31,
	2013	2012
Service cost	$—	$14
Interest cost	64	254
Amortization of net actuarial loss	96	176
Amortization of prior service credit	(285)	(130)

Total net postretirement benefit expense	$(125)	$314

11.	INCOME TAXES:

As a REIT, generally the Company will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that it distributes to its stockholders. The Company will, however, be subject to corporate income taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2013) on the sale of property held by the REIT during the first ten years following the REIT conversion. In addition, the Company will continue to be required to pay federal corporate income taxes on earnings of its taxable REIT subsidiaries (“TRSs”).

For the three months ended March 31, 2013, the Company recorded an income tax benefit of $66.3 million. This benefit was primarily due to the reversal of $137.4 million in net deferred tax liabilities that are no longer applicable as a result of the Company’s REIT conversion, partially offset by a valuation allowance of $76.1 million on the net deferred tax assets of the TRSs, as further described below. In addition, the Company recorded $6.7 million in tax benefit related primarily to the reversal of liabilities associated with unrecognized tax positions during the three months ended March 31, 2013, as described below. The Company recorded income tax expense of $1.8 million related to the current period operations of the Company.

As a result of the Company’s conversion to a REIT, certain net deferred tax liabilities related to the real estate of the Company were reversed, as the REIT will generally not pay federal corporate income tax related to those deferred tax liabilities. In addition, the Company assessed the need for a valuation allowance on the net deferred tax assets of the TRSs. Based on the evidence available at March 31, 2013, the Company determined that a valuation allowance of $76.1 million was necessary on certain of its deferred tax assets for federal and state purposes.

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s federal income tax returns for fiscal years 2008, 2009 and 2010. As a result, issues related to 2010 and earlier years have been effectively settled. The Company has not been notified of any other federal or state audits. Due to the favorable resolution of the federal examination, the Company’s reserve for unrecognized tax benefits decreased $12.4 million during the three months ended March 31, 2013, of which $4.8 million was recorded as an income tax benefit. In addition, the Company recorded a reduction to the related accrued interest of $2.1 million as an income tax benefit in the three months ended March 31, 2013.

As of March 31, 2013 and December 31, 2012, the Company had $0.8 million and $13.2 million of unrecognized tax benefits, respectively, of which $0.8 million and $6.7 million, respectively, would affect the Company’s effective tax rate if recognized. These liabilities are recorded in other liabilities in the accompanying condensed consolidated balance sheets. The Company estimates the overall decrease in unrecognized tax benefits in the next twelve months will be approximately $0.8 million, mainly due to the expiration of various statutes of limitations. As of March 31, 2013 and December 31, 2012, the Company had accrued $0.1 million and $2.2 million, respectively, of interest and no penalties related to uncertain tax positions.

12.	COMMITMENTS AND CONTINGENCIES:

Through joint venture arrangements with two private real estate funds, the Company previously invested in two joint ventures which were formed to own and operate hotels in Hawaii. As part of the joint venture arrangements, the Company entered into contribution agreements with the majority owners, which owners had guaranteed certain recourse liabilities under third-party loans to the joint ventures. The guarantees of the joint venture loans guaranteed each of the subsidiaries’ obligations under its third party loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by the subsidiaries, or (ii) in the event of bankruptcy or reorganization proceedings of the subsidiaries. The Company agreed that, in the event a majority owner is required to make any payments pursuant to the terms of these guarantees of joint venture loans, it will contribute to the majority owner an amount based on its proportional commitment in the applicable joint venture. The Company estimates that the maximum potential amount for which the Company could be liable under the contribution agreements is $16.9 million, which represents its pro rata share of the $86.4 million of total debt that is subject to the guarantees. As of March 31, 2013, the Company had not recorded any liability in the condensed consolidated balance sheet associated with the contribution agreements.

The Company is self-insured up to a stop loss for certain losses related to workers’ compensation claims and general liability claims through September 30, 2012, and for certain losses related to employee medical benefits through December 31, 2012. The Company’s insurance program has subsequently transitioned to a low or no deductible program. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims relating to workers’ compensation, employee medical benefits and general liability for which it is self-insured.

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

Stock Repurchases

On December 17, 2012, the Company announced that its board of directors authorized a share repurchase program for up to $100 million of the Company’s common stock using cash on hand and borrowings under its revolving credit line. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable Securities and Exchange Commission Rule 10b5-1 trading plans. The timing, prices, and size of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.

During the three months ended March 31, 2013, the Company repurchased approximately 1.3 million shares of its common stock for an aggregate purchase price of $55.7 million, which the Company funded using cash on hand and borrowings under the revolving credit line of the $925 million credit facility. The repurchased stock was cancelled by the Company and has been reflected as a reduction of retained earnings in the accompanying condensed consolidated financial statements.

Dividends

On February 14, 2013, the Company’s board of directors declared the Company’s first quarterly cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $26.1 million, which was paid on April 12, 2013 to stockholders of record as of the close of business on March 28, 2013.

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

As of March 31, 2013 and December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.

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

The Company had no liabilities required to be measured at fair value at March 31, 2013 and December 31, 2012. The Company’s assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, were as follows (in thousands):

	March 31, 2013	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$17,591	$17,591	$—	$—

Total assets measured at fair value	$17,591	$17,591	$—	$—

	December 31, 2012	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$15,580	$15,580	$—	$—

Total assets measured at fair value	$15,580	$15,580	$—	$—

The remainder of the assets and liabilities held by the Company at March 31, 2013 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 7 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in connection with the development of Gaylord National, the Company received two bonds (“a Series A Bond” and “a Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $88.9 million and $60.0 million, respectively, as of March 31, 2013. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value as of March 31, 2013 and the fair value of the Series B Bond was approximately $41 million as of March 31, 2013. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired as of March 31, 2013.

The Company has outstanding $360.0 million in aggregate principal amount of Convertible Notes that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on March 31, 2013 was $336.6 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, which the Company considers as Level 2, was approximately $354 million as of March 31, 2013.

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

The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
Hospitality	$209,581	$226,048
Opry and Attractions	12,532	12,867
Corporate and Other	—	—

Total	$222,113	$238,915

Depreciation and amortization:
Hospitality	$26,801	$28,536
Opry and Attractions	1,366	1,285
Corporate and Other	3,842	2,613

Total	$32,009	$32,434

Operating income (loss):
Hospitality	$23,408	$40,036
Opry and Attractions	(120)	825
Corporate and Other	(10,508)	(15,619)
REIT conversion costs	(14,992)	(3,053)
Casualty loss	(32)	(174)
Preopening costs	—	(331)

Total operating income (loss)	(2,244)	21,684
Interest expense, net of amounts capitalized	(13,323)	(14,362)
Interest income	3,051	3,154
Other gains and (losses), net	(6)	—

Income (loss) before income taxes and discontinued operations	$(12,522)	$10,476

16.	SUBSEQUENT EVENTS:

5% Senior Notes

On April 3, 2013, the Operating Partnership and RHP Finance Corporation, a subsidiary of the Company, completed the private placement of $350 million in aggregate principal amount of senior notes due 2021 (the “5% Senior Notes”), which are guaranteed by the Company and certain of its subsidiaries. The 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association, as trustee. The 5% Senior Notes have a maturity date of April 15, 2021 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning October 15, 2013. The 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness and senior in right of payment to future subordinated indebtedness, if any. The 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The 5% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the 5% Senior Notes. The issuing subsidiaries may redeem the 5% Senior Notes on or before April 16, 2016, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date plus a make-whole redemption premium. The 5% Senior Notes will be redeemable, in whole or in part, at any time on or after April 15, 2016 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.75%, 102.50%, 101.25%, and 100.00% beginning on April 15, 2016, 2017, 2018 and 2019, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

The net proceeds from the issuance of the 5% Senior Notes totaled approximately $342.0 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used substantially all of these proceeds to repay amounts outstanding under its revolving credit facility.

$1 Billion Credit Facility

On April 18, 2013, the Company refinanced the $925 million credit facility by entering into the $1 billion credit facility. The $1 billion credit facility consists of a $700.0 million senior secured revolving credit facility, of which $154.0 million was drawn at closing, and a $300.0 million senior secured term loan facility, which was fully funded at closing. The $1 billion credit facility matures on April 18, 2017 and will initially bear interest at an annual rate of LIBOR plus 1.75%, subject to adjustment based on the Company’s consolidated funded indebtedness to total asset value ratio, as described in the agreement. The purpose of the $1 billion credit facility is for working capital, capital expenditures, and other corporate purposes.

As of March 31, 2013, the Company had $7.2 million in deferred financing costs associated with the $925 million credit facility, a portion of which will be written off during the second quarter of 2013 as a result of the refinancing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Ryman Hospitality Properties, Inc. is a Delaware corporation that conducts its operations so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company conducts its business through an umbrella partnership REIT, in which its assets are held by, and operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”). In this report, we use the terms, the “Company,” “we” or “our” to refer to Ryman Hospitality Properties, Inc. and its subsidiaries unless the context indicates otherwise.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2012, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2013.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT for federal income tax purposes effective for the year ended December 31, 2013; (ii) the anticipated benefits of the REIT conversion and our sale of the Gaylord Hotels brand and rights to manage our Gaylord Hotels properties to Marriott International, Inc., including potential increases in revenue and anticipated cost synergies; (iii) estimated costs related to the REIT conversion and anticipated federal income taxes, including those associated with the receipt of the purchase price in the Marriott sale transaction and other transactions related to the REIT conversion; (iv) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries; (v) our announced dividend policy, including the frequency and amount of any dividend we may pay; (vi) our share repurchase program; (vii) potential growth opportunities, including future expansion of our existing asset portfolio through acquisitions; (viii) the anticipated pace of recovery in demand for products and services provided by the lodging industry relative to general economic conditions; (ix) Marriott’s ability to effectively manage our hotels and other properties; (x) our anticipated capital expenditures; (xi) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third-parties, including management agreements with Marriott; and (xii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, the risks and uncertainties associated with economic conditions affecting the hospitality business generally, the geographic concentration of the our hotel properties, business levels at our hotels, the effect of our election to be taxed as a REIT for federal income tax purposes effective for the year ending December 31, 2013, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, the effects of business disruption related to the Marriott management transition and the REIT conversion, our ability to realize cost savings and revenue enhancements from the REIT conversion and the Marriott transaction, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness, and those factors described in our Annual Report on Form 10-K for the year ended December 31, 2012, in this Quarterly Report on Form 10-Q, or described from time to time in our other reports filed with the SEC.

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

Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. Recessionary conditions in the national economy, including U.S. government sequestration, have resulted in economic pressures on the hospitality industry generally, and on our properties. Group customers typically book rooms and meeting space with significant lead times, sometimes several years in advance of guest arrival. During an economic recovery, group pricing tends to lag transient pricing due to the significant lead times for group bookings. Group business booked in earlier periods at lower rates continues to roll off, and with improving group demand, is replaced with bookings reflecting generally higher rates.

As discussed below, on October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of our Gaylord Hotels properties. As a result, we now rely upon Marriott to generate improvements in occupancy and revenue levels at our hotel properties. However, there can be no assurance that Marriott will be able to increase occupancy and revenue levels at our hotel properties. Bookings for all future years, under the efforts of the Marriott sales force, are at record levels, and we are experiencing increased transient bookings from the Marriott rewards program and sales channels.

See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 27, 2013, and Part II, Item 1A., “Risk Factors” herein for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

REIT Conversion and Marriott Sale Transaction

As further described in our Annual Report on Form 10-K for the year ended December 31, 2012, after conducting a strategic review of our business, on May 30, 2012, our board of directors unanimously approved a plan to restructure our business operations to facilitate our qualification as a REIT for federal income tax purposes (the “REIT conversion”). We completed the REIT conversion during 2012 and will elect to be taxed as a REIT for the year ended December 31, 2013. As a REIT, we generally will not be subject to federal corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment will substantially eliminate the federal “double taxation” on earnings from our REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. Our non-REIT operations, which consist of the activities of taxable REIT subsidiaries (“TRSs”) that will act as lessees of our hotels, as well as the businesses within our Opry and Attractions segment, will continue to be subject, as applicable, to federal corporate income taxes.

Due to federal income tax laws that restrict REITs from operating and managing hotels, we no longer operate or manage any of our hotel properties. We lease or sublease our hotel properties to TRSs, and such TRSs engage Marriott pursuant to hotel management agreements. Marriott is responsible for managing the day-to-day operations of our hotel properties, including, but not limited to, implementing significant operating decisions, setting rates for rooms and meeting space, controlling revenue and expenditures, collecting accounts receivable, and recruiting, employing and supervising employees at the hotel properties. However, we continue to own our hotel properties.

On October 1, 2012, we sold the Gaylord Hotels brand and rights to manage our Gaylord Hotels properties for $210 million in cash (the “Marriott sale transaction”), pursuant to that certain Purchase Agreement, dated May 30, 2012, by and among Gaylord, Gaylord Hotels, Inc., Marriott Hotel Services, Inc., and Marriott. In connection with the Marriott sale transaction, each of our TRS lessees for our Gaylord Hotels properties is now a party to a management agreement (one for each of our Gaylord Hotels properties) and a pooling agreement with Marriott. Under the management agreements, on October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of our Gaylord Hotels properties. We do not have the authority to require Marriott to operate our Gaylord Hotels properties in a particular manner, although we do have consent and approval rights for certain matters under the hotel management agreements, subject to the limitations described therein. Each management agreement has a term expiring in 2047, with three automatic ten-year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of the management agreements requires us to pay Marriott a base management fee of 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement provides for (i) the calculation of incentive management fees for the Gaylord Hotels properties on an aggregated basis; and (ii) the application of the limitations on secured debt on an aggregated basis. The incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis.

In addition to the Marriott sale transaction, certain of our TRSs entered into additional management agreements with Marriott pursuant to which Marriott assumed responsibility for managing the day-to-day operations of the General Jackson, Gaylord Springs and the Wildhorse Saloon beginning October 1, 2012, and the Inn at Opryland beginning December 1, 2012.

We have segregated all costs related to these transactions from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2013 and 2012, we incurred $15.0 million and $3.1 million, respectively, of various costs associated with these transactions. REIT conversion costs during the three months ended March 31, 2013 include employment and severance costs ($11.2 million), professional fees ($1.1 million), and various other transition costs ($2.7 million). REIT conversion costs during the three months ended March 31, 2012 were almost exclusively professional fees.

Including the costs noted above, the Company currently estimates that it will incur approximately $24.9 million in one-time costs during 2013 related to the REIT conversion. The Company also anticipates that it has incurred federal income taxes, including those associated with the receipt of the purchase price in the Marriott sale transaction and other transactions related to the REIT conversion, net of the effect of remaining net operating losses, of approximately $5 million to $7 million, which will be paid in 2013. In addition, we anticipate stabilized future annualized costs synergies, net of management fees, of approximately $38 million to $45 million.

Dividend Policy and Share Repurchase Program

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) or 100% of REIT taxable income, whichever is greater. On February 14, 2013, our board of directors declared our first quarterly cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $26.1 million, which was paid on April 12, 2013 to stockholders of record as of the close of business on March 28, 2013. We currently plan to pay a quarterly cash dividend of $0.50 per share in July 2013, October 2013 and January 2014. The declaration, timing and amount of dividends will be determined by future action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

On December 17, 2012, we announced that our board of directors authorized a share repurchase program for up to $100 million of our common stock using cash on hand and borrowings under the revolving credit line of our $925 million credit facility. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable SEC Rule 10b5-1 trading plans. The timing, prices, and size of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock. During the three months ended March 31, 2013, we repurchased approximately 1.3 million shares of our common stock for an aggregate purchase price of $55.7 million, which we funded using cash on hand and borrowings under the revolving credit line of our $925 million credit facility. The repurchased stock was cancelled and has been reflected as a reduction of retained earnings in the accompanying condensed consolidated financial statements.

6.75% Senior Note Redemption, Placement of 5% Senior Notes and Credit Facility Refinancing

As further described below in “Liquidity and Capital Resources — Principal Debt Agreements,” on January 17, 2013, we redeemed all of our outstanding 6.75% senior notes at par at a cost of $152.2 million, which was funded using borrowings under the revolving credit line of our $925 million credit facility.

Also as described below, on April 3, 2013, certain of our subsidiaries completed the private placement of $350.0 million in aggregate principal amount of senior notes due 2021 (the “5% Senior Notes”), and on April 18, 2013, we refinanced our $925 million credit facility by entering into a $1 billion senior secured credit facility.

Our Strategy

Our goal is to become the nation’s premier hospitality REIT for group-oriented meetings hotel assets in urban and resort markets.

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

•

Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions. In connection with our REIT conversion, we own our Opry and Attractions businesses in TRSs, which conduct their business consistent with past practice, except that Marriott operates the General Jackson, Wildhorse Saloon and Gaylord Springs Golf Links pursuant to management agreements as discussed above.

•

Corporate and Other, consisting of our corporate expenses. We anticipate that our corporate overhead expenses within the Corporate and Other segment will be lower in 2013 than in 2012 as a result of the REIT conversion.

For the three months ended March 31, 2013 and 2012, our total revenues were divided among these business segments as follows:

	Three Months Ended March 31,
Segment	2013	2012
Hospitality	94%	95%
Opry and Attractions	6%	5%
Corporate and Other	0%	0%

Key Performance Indicators

The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels, which are managed by Marriott. These factors impact the price that Marriott can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. The following key performance indicators are commonly used in the hospitality REIT industry:

•	hotel occupancy – a volume indicator;

•	average daily rate (“ADR”) – a price indicator calculated by dividing room revenue by the number of rooms sold;

•	Revenue per Available Room (“RevPAR”) –a summary measure of hotel results calculated by dividing room revenue by room nights available to guests for the period;

•

Total Revenue per Available Room (“Total RevPAR”) – a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period; and

•

Net Definite Room Nights Booked – a volume indicator which represents the total number of definite bookings for future room nights at our hotel properties confirmed during the applicable period, net of cancellations.

For purposes of comparability, in the key performance indicators presented below, both 2013 and 2012 occupancy, RevPAR and Total RevPAR are calculated using Marriott’s method for calculating available rooms and do not exclude renovation rooms from the calculation of rooms available, which is different from how we previously accounted for renovation rooms prior to the Marriott transition. In addition, both 2013 and 2012 occupancy and ADR do not include complimentary room nights in the calculation of occupied rooms, which is different from how we previously accounted for complimentary rooms.

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

The results of operations of our Hospitality segment are affected by the number and type of group meetings and conventions scheduled to attend our hotels in a given period. A variety of factors can affect the results of any interim period, including the nature and quality of the group meetings and conventions attending our hotels during such period, which meetings and conventions have often been contracted for several years in advance, the level of attrition our hotels experience, and the level of transient business at our hotels during such period. We rely on Marriott, as the manager of our hotels, to manage these factors and to offset any identified shortfalls in occupancy.

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months ended March 31, 2013 and 2012. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Unaudited Three Months Ended March 31,
	2013	%	2012	%
Income Statement Data:
REVENUES:
Rooms	$85,509	38.5%	$87,534	36.6%
Food and beverage	98,188	44.2%	108,076	45.2%
Other hotel revenue	25,884	11.7%	30,438	12.7%
Opry and Attractions	12,532	5.6%	12,867	5.4%

Total revenues	222,113	100.0%	238,915	100.0%

OPERATING EXPENSES:
Rooms	25,087	11.3%	22,968	9.6%
Food and beverage	61,248	27.6%	61,614	25.8%
Other hotel expenses	69,568	31.3%	72,894	30.5%
Management fees	3,469	1.6%	—	0.0%
Opry and Attractions	11,286	5.1%	10,757	4.5%
Corporate	6,666	3.0%	13,006	5.4%
REIT conversion costs	14,992	6.7%	3,053	1.3%
Casualty loss	32	0.0%	174	0.1%
Preopening costs	—	0.0%	331	0.1%
Depreciation and amortization:
Hospitality	26,801	12.1%	28,536	11.9%
Opry and Attractions	1,366	0.6%	1,285	0.5%
Corporate and Other	3,842	1.7%	2,613	1.1%

Total depreciation and amortization	32,009	14.4%	32,434	13.6%

Total operating expenses	224,357	101.0%	217,231	90.9%

OPERATING INCOME (LOSS):
Hospitality	23,408	11.2%	40,036	17.7%
Opry and Attractions	(120)	-1.0%	825	6.4%
Corporate and Other	(10,508)	(A )	(15,619)	(A )
REIT conversion costs	(14,992)	(A )	(3,053)	(A )
Casualty loss	(32)	(A )	(174)	(A )
Preopening costs	—	(A )	(331)	(A )

Total operating income (loss)	(2,244)	-1.0%	21,684	9.1%
Interest expense, net of amounts capitalized	(13,323)	(A )	(14,362)	(A )
Interest income	3,051	(A )	3,154	(A )
Other gains and (losses), net	(6)	(A )	—	(A )
(Provision) benefit for income taxes	66,292	(A )	(4,469)	(A )
Income from discontinued operations, net	10	(A )	21	(A )

Net income	$53,780	(A )	$6,028	(A )

(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results

The following table summarizes our financial results for the three months ended March 31, 2013 and 2012 (in thousands, except percentages and per share data):

	Three Months Ended March 31,
	2013	2012	% Change
Total revenues	$222,113	$238,915	-7.0%
Total operating expenses	224,357	217,231	3.3%
Operating income (loss)	(2,244)	21,684	-110.3%
Net income	53,780	6,028	792.2%
Net income per share - fully diluted	0.81	0.12	575.0%

Total Revenues

The decrease in our total revenues for the three months ended March 31, 2013, as compared to the same period in 2012, is attributable to a decrease in our Hospitality segment revenue of $16.5 million for the 2013 period and a decrease in our Opry and Attractions segment revenue of $0.3 million for the 2013 period, as discussed more fully below. The decrease in Hospitality segment revenue includes the effect of outsourcing retail operations at Gaylord Opryland, Gaylord Texan and Gaylord National beginning in the fourth quarter of 2012, as discussed more fully below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended March 31, 2013, as compared to the same period in 2012, is primarily due to an $11.9 million increase in REIT conversion costs during the 2013 period, partially offset by a $6.3 million decrease in operating expenses in our Corporate and Other segment, as discussed more fully below.

Net Income

Our net income of $53.8 million for the three months ended March 31, 2013, as compared to net income of $6.0 million for the same period in 2012, was due to the change in our operating income reflected above and the following factors, each as described more fully below:

•	A benefit for income taxes of $66.3 million during the 2013 period, as compared to a provision for income taxes of $4.5 million during the 2012 period.

•	A $1.0 million decrease in interest expense, net of amounts capitalized, during the 2013 period, as compared to the 2012 period.

Factors and Trends Contributing to Operating Performance

The most important factors and trends contributing to our operating performance during the three months ended March 31, 2013 described herein were:

•	The REIT conversion, specifically, $15.0 million in REIT conversion costs during the three months ended March 31, 2013.

•

Decreased occupancy levels at Gaylord National (a decrease of 9.1 percentage points of occupancy during the 2013 period, as compared to the 2012 period), primarily due to decreased levels of group and governmental business. The decrease in governmental business is primarily attributable to the U.S. government sequestration and included several large government-related groups that cancelled during the quarter. Further, for groups that did travel, the sequestration drove many of these groups to reduce attendance and banquet spending while they were on property, which negatively impacted both occupancy and total revenue.

•

Decreased outside-the-room spending at each of our hotel properties (a decrease of 9.4% during the 2013 period, as compared to the 2012 period), primarily due to a decrease in banquets. This decrease in outside-the-room spending was driven by a shift in the mix of group business during the 2013 period from higher-rated corporate and associations to lower-rated social, military, education, religious and fraternal groups and transient guests.

•

Increased attrition and cancellation levels for the 2013 period, as compared to the 2012 period, which decreased our operating income, RevPAR and Total RevPAR. Attrition for the 2013 period was 8.3% of bookings, compared to 4.5% for the 2012 period. In-the-year, for-the-year cancellations for the 2013 period were up 241.4% as compared to the 2012 period, primarily associated with cancellations from governmental groups, as well as other large groups that rescheduled their stay to later in 2013 or to 2014.

•

A decrease of $6.3 million in corporate expenses for the 2013 period, as compared to the 2012 period, primarily due to the transition of the Company from a C corporation to a REIT, which resulted in lower employment costs.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2013 and 2012 (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2013	2012	% Change
Revenues:
Rooms	$85,509	$87,534	-2.3%
Food and beverage	98,188	108,076	-9.1%
Other hotel revenue	25,884	30,438	-15.0%

Total hospitality revenue (1)	209,581	226,048	-7.3%
Hospitality operating expenses:
Rooms	25,087	22,968	9.2%
Food and beverage	61,248	61,614	-0.6%
Other hotel expenses	69,568	72,894	-4.6%
Management fees	3,469	—	100.0%
Depreciation and amortization	26,801	28,536	-6.1%

Total Hospitality operating expenses	186,173	186,012	0.1%

Hospitality operating income (2)	$23,408	$40,036	-41.5%

Hospitality performance metrics:
Occupancy	67.5%	68.7%	-1.7%
ADR	$173.84	$172.82	0.6%
RevPAR (3)	$117.33	$118.78	-1.2%
Total RevPAR (4)	$287.56	$306.75	-6.3%
Net Definite Room Nights Booked	455,000	306,000	48.7%

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels properties and the Inn at Opryland for all periods presented.
(2)	Hospitality segment operating income does not include $5.7 million of REIT conversion costs during the three months ended March 31, 2013. See the discussion of REIT conversion costs set forth below.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The decrease in total Hospitality segment revenue in the three months ended March 31, 2013, as compared to the same period in 2012, is primarily due to decreases of $5.9 million, $5.1 million, $3.6 million and $2.1 million at Gaylord National, Gaylord Palms, Gaylord Texan and Gaylord Opryland, respectively, primarily as a result of decreased outside-the-room spending during the 2013 period as a result of the shift in group mix discussed above, as well as the effect of outsourcing retail sales operations at Gaylord Opryland, Gaylord Texan and Gaylord National during the fourth quarter of 2012. The properties now only receive rental lease payments rather than full retail revenue and associated expense. The net impact of this change in retail sales operations resulted in a decrease in revenue for the 2013 period as compared to the 2012 period of approximately $2.2 million and also affected Total RevPAR.

The percentage of group versus transient business based on rooms sold for our hospitality segment for the periods presented was approximately as follows:

	Three Months Ended
	March 31,
	2013	2012
Group	80%	84%
Transient	20%	16%

The proportional increase in transient business during the three months ended March 31, 2013, as compared to the same period in 2012, was primarily the result of a combination of increased transient business as a result of joining the Marriott brand and a decrease in group business, primarily at Gaylord National, due to decreased governmental business.

The increase in rooms operating expenses in the three months ended March 31, 2013, as compared to the same period in 2012, is primarily attributable to increases at Gaylord Opryland and Gaylord National, as described below.

Food and beverage operating expenses in the three months ended March 31, 2013 remained stable as compared to the same period in 2012, as declines in variable costs associated with the decline in revenues were partially offset by unfavorable food and employee benefit costs, as described below.

Other hotel expenses for the three months ended March 31, 2013 and 2012 consist of the following (in thousands):

	Three Months
	Ended March 31,
	2013	2012	% Change
Administrative employment costs	$26,273	$25,984	1.1%
Utilities	6,086	6,101	-0.2%
Property taxes	7,492	6,947	7.8%
Other	29,717	33,862	-12.2%

Total other hotel expenses	69,568	72,894	-4.6%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased slightly during the three months ended March 31, 2013, as compared to the same period in 2012, as an increase at Gaylord Texan was partially offset by a decrease at Gaylord Opryland. Utility costs remained stable during the three months ended March 31, 2013, as compared to the same period in 2012. Property taxes increased during the three months ended March 31, 2013, as compared to the same period in 2012, primarily as a result of an increase at Gaylord Palms, as described below. Other expenses decreased during the three months ended March 31, 2013, as compared to the same period in 2012, primarily as a result of decreases at Gaylord Opryland and Gaylord National, as described below.

As discussed above, beginning in the fourth quarter of 2012, each of our management agreements with Marriott requires us to pay Marriott a base management fee of 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. We accrued $4.2 million in total base management fees to Marriott related to our Hospitality segment properties during the three months ended March 31, 2013, which are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 3 to the accompanying condensed consolidated financial statements included herein. We did not accrue an incentive management fee to Marriott related to our Hospitality segment properties during the three months ended March 31, 2013.

Total Hospitality segment depreciation and amortization expense decreased in the three months ended March 31, 2013, as compared to the same period in 2012, as increases at Gaylord Opryland and Gaylord Palms were partially offset by a decrease at Gaylord Texan, as described below.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2013 and 2012.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2013 and 2012 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2013	2012	% Change
Revenues:
Rooms	$28,729	$27,423	4.8%
Food and beverage	30,455	32,362	-5.9%
Other hotel revenue	9,424	10,884	-13.4%

Total revenue	68,608	70,669	-2.9%
Operating expenses:
Rooms	7,894	6,981	13.1%
Food and beverage	17,974	18,162	-1.0%
Other hotel expenses	20,368	22,871	-10.9%
Management fees	1,138	—	100.0%
Depreciation and amortization	8,524	9,842	-13.4%

Total operating expenses	55,898	57,856	-3.4%
Performance metrics:
Occupancy	70.4%	66.2%	6.3%
ADR	$157.33	$158.00	-0.4%
RevPAR	$110.76	$104.56	5.9%
Total RevPAR	$264.38	$269.46	-1.9%

Rooms revenue and RevPAR increased at Gaylord Opryland during the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of an increase in occupancy, which was due to an increase in both group and transient business. Rooms expenses increased during the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of increased variable expenses associated with the increase in occupancy.

The decrease in food and beverage revenue and Total RevPAR at Gaylord Opryland during the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to the mix shift described above and the 2012 period including multiple high-revenue banquet events that did not occur in 2013. Further, March 2012 was the highest March food and beverage month on record. Food and beverage expenses decreased slightly in the three months ended March 31, 2013 as compared to the same period in 2012, as the decrease in variable expenses related to the decrease in revenue was offset by higher product costs.

As discussed above, under Marriott’s management of Gaylord Opryland, the retail sales operations of the hotel were outsourced to a third-party retailer in the fourth quarter of 2012. The property now only receives rental lease payments rather than the full retail revenue and associated expense. This decrease of approximately $1.3 million is the primary factor in the decrease in other revenue during the three months ended March 31, 2013 as compared to the same period in 2012. Other hotel expenses decreased in the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to decreased sales and marketing costs as a result of increased synergies from the Marriott transition.

Depreciation and amortization decreased at Gaylord Opryland during the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of the 2012 period including expense related to the disposal of certain fixed assets associated with a corridor renovation at Gaylord Opryland.

Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2013 and 2012 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2013	2012	% Change
Revenues:
Rooms	$18,028	$19,120	-5.7%
Food and beverage	23,720	25,912	-8.5%
Other hotel revenue	4,694	6,500	-27.8%

Total revenue	46,442	51,532	-9.9%
Operating expenses:
Rooms	4,512	4,307	4.8%
Food and beverage	13,095	13,185	-0.7%
Other hotel expenses	16,640	15,401	8.0%
Management fees	808	—	100.0%
Depreciation and amortization	4,526	3,973	13.9%

Total operating expenses	39,581	36,866	7.4%
Performance metrics:
Occupancy	79.9%	81.8%	-2.3%
ADR	$178.29	$182.71	-2.4%
RevPAR	$142.47	$149.44	-4.7%
Total RevPAR	$367.01	$402.76	-8.9%

Rooms revenue and RevPAR decreased at Gaylord Palms during the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of a decrease in occupancy and ADR, which was due to a decrease in group rooms, and was partially offset by an increase in both transient occupancy and transient rate. Gaylord Palms was not able to reduce rooms expenses during the three months ended March 31, 2013 as compared to the same period in 2012, as the property experienced two large group cancellations during the 2013 period, which lowered revenue, but did not lower rooms expenses in a similar manner.

The decrease in food and beverage revenue and Total RevPAR at Gaylord Palms during the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to the cancellations in the 2013 period discussed above and the resulting decrease in banquet revenue, as well as the mix shift discussed above. This decrease was partially offset by the addition of the sports bar and pool bar at the property for the full 2013 period. These additions were opened in the middle of the 2012 period. Food and beverage expenses decreased slightly in the three months ended March 31, 2013 as compared to the same period in 2012, as the decrease in variable expenses related to the decrease in revenue was offset by increased employee benefit costs.

Other revenue at Gaylord Palms decreased during the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of decreased special events revenue in January 2013 as compared to the prior year period relating to the end of our annual Christmas programs in January. Other hotel expenses increased in the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of increased employee benefit costs and increased property taxes, partially offset by decreased sales and marketing costs as a result of the Marriott management agreement.

Depreciation and amortization increased at Gaylord Palms during the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of the 2012 addition of the new sports bar and resort pool.

Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2013 and 2012 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2013	2012	% Change
Revenues:
Rooms	$16,245	$16,972	-4.3%
Food and beverage	22,003	25,097	-12.3%
Other hotel revenue	6,433	6,205	3.7%

Total revenue	44,681	48,274	-7.4%
Operating expenses:
Rooms	4,190	4,072	2.9%
Food and beverage	13,251	13,572	-2.4%
Other hotel expenses	14,269	14,168	0.7%
Management fees	727	—	100.0%
Depreciation and amortization	4,454	5,687	-21.7%

Total operating expenses	36,891	37,499	-1.6%
Performance metrics:
Occupancy	68.2%	69.4%	-1.7%
ADR	$175.13	$177.75	-1.5%
RevPAR	$119.46	$123.43	-3.2%
Total RevPAR	$328.78	$351.08	-6.4%

Rooms revenue and RevPAR decreased at Gaylord Texan during the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of a decrease in occupancy and ADR, which was due to a decrease in group rooms, and was partially offset by an increase in transient rate. Gaylord Texan was not able to reduce rooms expenses during the three months ended March 31, 2013 as compared to the same period in 2012, as the property experienced higher employee benefit costs during the 2013 period as a result of increased medical costs in the state of Texas.

The decrease in food and beverage revenue and Total RevPAR at Gaylord Texan during the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to the decrease in premium group rooms and the resulting decrease in banquet and outlet revenue. Food and beverage expenses decreased slightly in the three months ended March 31, 2013 as compared to the same period in 2012, as the decrease in variable expenses related to the decrease in revenue was mostly offset by increased employee benefit costs.

Under Marriott’s management of Gaylord Texan, the retail sales operations of the hotel were outsourced to a third-party retailer in the fourth quarter of 2012. The property now only receives rental lease payments rather than the full retail revenue and associated expense. Other revenue at Gaylord Texan increased slightly during the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of increased attrition and cancellation fees collected in the 2013 period primarily related to attrition and cancellations that occurred in prior periods, partially offset by the approximate $0.5 million decrease in retail revenue. Other hotel expenses remained stable in the three months ended March 31, 2013 as compared to the same period in 2012.

Depreciation and amortization decreased at Gaylord Texan during the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2004 becoming fully depreciated during 2012.

Gaylord National Results. The results of Gaylord National for the three months ended March 31, 2013 and 2012 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2013	2012	% Change
Revenues:
Rooms	$20,822	$22,433	-7.2%
Food and beverage	21,424	24,084	-11.0%
Other hotel revenue	5,290	6,896	-23.3%

Total revenue	47,536	53,413	-11.0%
Operating expenses:
Rooms	7,952	7,202	10.4%
Food and beverage	16,407	16,086	2.0%
Other hotel expenses	17,479	19,725	-11.4%
Management fees	749	—	100.0%
Depreciation and amortization	8,930	8,799	1.5%

Total operating expenses	51,517	51,812	-0.6%
Performance metrics:
Occupancy	55.6%	64.7%	-14.1%
ADR	$208.33	$190.94	9.1%
RevPAR	$115.91	$123.51	-6.2%
Total RevPAR	$264.63	$294.06	-10.0%

Rooms revenue and RevPAR decreased at Gaylord National during the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of a decrease in occupancy, which was due to a decrease in group and governmental rooms primarily as a result of the sequestration-related cancellations discussed above, and was partially offset by an increase in transient rooms and an increase in ADR for both groups and transient. Gaylord National was not able to reduce rooms expenses during the three months ended March 31, 2013 as compared to the same period in 2012, as the property experienced higher employee benefit costs during the 2013 period as a result of increased union benefits that were negotiated at the property’s opening in 2008.

The decrease in food and beverage revenue and Total RevPAR at Gaylord National during the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to the decrease in group and governmental rooms and the resulting decrease in banquets. However, food and beverage expenses increased in the three months ended March 31, 2013 as compared to the same period in 2012, as the decrease in variable expenses related to the decrease in revenue was offset by increased employee benefit costs as a result of increased union benefits that were negotiated at the property’s opening in 2008 and increased product costs.

Under Marriott’s management of Gaylord National, the retail sales operations of the hotel were outsourced to a third-party retailer in the fourth quarter of 2012. The property now only receives rental lease payments rather than the full retail revenue and associated expense. Other revenue at Gaylord National decreased during the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of the decrease in retail revenue and decreased ancillary revenues, such as parking and resort fees, related to the decrease in occupancy. Other hotel expenses decreased in the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of decreased sales and marketing costs as a result of the Marriott management agreement.

Depreciation and amortization remained stable at Gaylord National during the three months ended March 31, 2013 as compared to 2012.

Opry and Attractions Segment

Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	% Change
Revenues	$12,532	$12,867	-2.6%
Operating expenses	11,286	10,757	4.9%
Depreciation and amortization	1,366	1,285	6.3%

Operating income (loss) (1)	$(120)	$825	-114.5%

(1)	Opry and Attractions segment operating income (loss) does not include $0.1 million of casualty loss during the three months ended March 31, 2012. See the discussion of casualty loss set forth below.

Opry and Attractions segment revenue remained stable for the three months ended March 31, 2013, as compared to the same period in 2012.

Opry and Attractions operating expenses increased slightly during the three months ended March 31, 2013, as compared to the same period in 2012, primarily as a result of increased expenses at the Grand Ole Opry.

Opry and Attractions depreciation expense increased slightly in the three months ended March 31, 2013, as compared to the same period in 2012.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	% Change
Operating expenses	$6,666	$13,006	-48.7%
Depreciation and amortization	3,842	2,613	47.0%

Operating loss (1)	$(10,508)	$(15,619)	32.7%

(1)	Corporate and Other segment operating loss does not include $9.2 million and $3.1 million of REIT conversion costs during the three months ended March 31, 2013 and 2012, respectively. See the discussion of REIT conversion costs set forth below.

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, decreased in the three months ended March 31, 2013, as compared to same period in 2012, due primarily to lower employment costs that resulted from the reduction in the number of corporate employees due to the REIT conversion.

Corporate and Other depreciation and amortization expense increased in the three months ended March 31, 2013, as compared with the same period in 2012, primarily due to a decrease in the estimated useful lives of certain assets that will be disposed of at various points during our conversion to a REIT.

Operating Results – REIT Conversion Costs

We have segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2013 and 2012, we incurred $15.0 million and $3.1 million, respectively, of various costs associated with these transactions. REIT conversion costs during the three months ended March 31, 2013 include employment and severance costs ($11.2 million), professional fees ($1.1 million), and various other transition costs ($2.7 million). REIT conversion costs during the three months ended March 31, 2012 were almost exclusively professional fees.

Operating Results – Casualty Loss

As a result of the Nashville flood (which occurred during May 2010 and is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2012), the Company recognized approximately $0.2 million of casualty loss expense during the three months ended March 31, 2012, which primarily represents non-capitalized repairs of equipment within our Opry and Attractions segment.

Operating Results – Preopening Costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for the three months ended March 31, 2012 primarily relate to our new sports bar entertainment facility at Gaylord Palms which opened in February 2012.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	% Change
Interest expense, net of amounts capitalized	$(13,323)	$(14,362)	7.2%
Interest income	3,051	3,154	-3.3%
Other gains and (losses), net	(6)	—	-100.0%
(Provision) benefit for income taxes	66,292	(4,469)	1583.4%
Income from discontinued operations, net of taxes	10	21	-52.4%

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, decreased $1.0 million to $13.3 million during the three months ended March 31, 2013, as compared to the same period in 2012, due primarily to a decrease in interest expense associated with our redeemed 6.75% senior notes, partially offset by the write-off of $0.5 million in deferred financing costs associated with the redemption of those 6.75% senior notes.

Cash interest expense decreased $2.1 million to $8.0 million in the three months ended March 31, 2013, as compared to the same period in 2012. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, increased $1.0 million to $5.3 million in the three months ended March 31, 2013, as compared to the same period in 2012.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 4.7% and 5.3% for the three months ended March 31, 2013 and 2012, respectively.

Interest Income

Interest income for the three months ended March 31, 2013 and 2012 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

(Provision) Benefit for Income Taxes

For the three months ended March 31, 2013, we recorded an income tax benefit of $66.3 million, primarily due to the reversal of $137.4 million in net deferred tax liabilities that are no longer applicable as a result of our REIT conversion, partially offset by a valuation allowance of $76.1 million related to the net deferred tax assets of the TRSs. In addition, we recorded $6.7 million in tax benefits related primarily to the reversal of liabilities associated with unrecognized tax positions during the three months ended March 31, 2013. During the three months ended March 31, 2013, we recorded income tax expense of $1.8 related to our current period operations.

For the three months ended March 31, 2012, which was prior to our REIT conversion, we recorded an income tax provision of $4.5 million, which was related to our regular operations, including tax expense related to executive compensation.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the three months ended March 31, 2013, our net cash flows used in operating activities - continuing operations were $46.9 million, reflecting primarily cash provided by our income from continuing operations before non-cash depreciation expense, amortization expense, impairment and other charges, income tax benefit, stock-based compensation expense, excess tax benefit from stock-based compensation and the write-off of deferred financing costs of approximately $26.6 million, offset by unfavorable changes in working capital of approximately $73.5 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses primarily related to the payment of accrued property taxes, accrued compensation, and accrued expenses associated with our hotel holiday programs, a decrease in accounts payable at our managed properties due to the timing of payments as new payment processes are developed, and an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at Gaylord Opryland and Gaylord Palms, partially offset by a decrease in trade receivables at Gaylord National due to the decrease in group and governmental business.

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

Cash Flows From Investing Activities. During the three months ended March 31, 2013, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $10.1 million and consisted primarily of ongoing maintenance capital expenditures for our existing properties.

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

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the three months ended March 31, 2013, our net cash flows provided by financing activities were approximately $5.4 million, primarily reflecting $209.0 million in net borrowings under our credit facility and $4.3 million in proceeds from the exercise of stock option plans, partially offset by the payment of $152.2 million to redeem all of our outstanding 6.75% senior notes and $55.7 million to repurchase 1.3 million shares of our common stock for retirement.

During the three months ended March 31, 2012, our net cash flows used in financing activities were approximately $12.0 million, primarily reflecting $15.0 million in repayments under our credit facility, partially offset by $3.2 million in proceeds from the exercise of stock option and purchase plans.

Liquidity

As of March 31, 2013, we had $44.8 million in unrestricted cash and $163.3 million available for borrowing under our $925 million credit facility, which we refinanced in April 2013 with an increased and extended $1 billion credit facility that matures in 2017. During the three months ended March 31, 2013, we redeemed all of our existing 6.75% senior notes at par at a cost of $152.2 million and repurchased and retired 1.3 million shares of our common stock at a purchase price of $55.7 million. These net outflows, partially offset by $209.0 million in additional borrowings under our $925 million credit facility and the cash flows from operating activities discussed above, were the primary factors in the decrease in our cash balance from December 31, 2012 to March 31, 2013.

We anticipate that (i) we will incur federal income taxes associated with the receipt of the purchase price and other transactions related to the REIT conversion, net of remaining net operating losses, of approximately $5 million to $7 million that will be paid in 2013, and (ii) we will incur costs during 2013 related to the REIT conversion, including conversion, transaction, severance, and retention costs currently estimated to be $24.9 million (of which approximately $15.0 million have already been incurred in the first quarter of 2013). Further, on April 3, 2013, certain of our subsidiaries issued $350.0 million in aggregate principal amount of senior notes due 2021 in a private placement. Substantially all of the net proceeds of approximately $342.0 million from the private placement were used to repay amounts then outstanding under our $925 million credit facility. In addition, on April 12, 2013, we paid a cash dividend in the amount of $0.50 per share of common stock, or an aggregate of $26.1 million, to stockholders of record as of the close of business on March 28, 2013. We currently plan to pay a quarterly cash dividend of $0.50 per share in July 2013, October 2013 and January 2014, subject to future determinations as to the timing and amount by our board of directors.

We anticipate investing in our operations during 2013 by spending between $36 million and $38 million in capital expenditures, which include $27 million to $29 million in ongoing maintenance capital in our Hospitality segment, approximately $3 million in ongoing maintenance capital in our Opry and Attractions segment, and approximately $6 million in other projects.

In addition, on December 17, 2012, we announced that our board of directors authorized a share repurchase program for up to $100 million of our common stock using cash on hand and borrowings under the revolving credit line of our credit facility. As of March 31, 2013, we had repurchased approximately 1.3 million shares of our common stock for an aggregate purchase price of $55.7 million, and there was approximately $44.3 million remaining under this authorization.

We believe that our cash on hand and cash from operations will be adequate to fund our short-term commitments, as well as: (i) normal operating expenses, (ii) interest expense on long-term debt obligations, and (iii) capital lease and operating lease obligations. If our existing cash and cash from operations were inadequate to fund such commitments, we could draw on our $1 billion credit facility, subject to the satisfaction of covenants in the credit facility. We believe that drawing on this credit facility will not be necessary for general working capital purposes. We may, however, draw on our $1 billion credit facility for operational and capital needs in the future, including to make share repurchases.

Our outstanding principal debt agreements, none of which mature prior to 2014, are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to 2014.

Principal Debt Agreements

As of March 31, 2013, we were in compliance with all covenants related to our outstanding debt.

$925 Million Credit Facility. Prior to April 18, 2013, we were a party to a $925 million senior secured credit facility by and among the Operating Partnership, the Company and certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the “$925 million credit facility”). The $925 million credit facility consisted of the following components: (a) a $525.0 million senior secured revolving credit facility, of which $200.0 million was drawn at closing, and included a $75.0 million letter of credit sublimit and a $50.0 million sublimit for swingline loans, and (b) a $400.0 million senior secured term loan facility, which was fully funded at closing. The $925 million credit facility was to mature on August 1, 2015 and bore interest at an annual rate of LIBOR plus an adjustable margin based on our implied debt service coverage ratio, as defined in the agreement (the “Applicable Margin”), or the bank’s base rate plus the Applicable Margin. Interest on our borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR-based loans. Principal was payable in full at maturity. We were required to pay a fee of 0.3% to 0.4% per year of the average unused portion of the $525 million revolver. The purpose of the $925 million credit facility was for working capital, capital expenditures, and other corporate purposes.

$1 Billion Credit Facility. On April 18, 2013, we refinanced the $925 million credit facility by entering into a $1 billion senior secured credit facility by and among the Operating Partnership, the Company and certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (the “$1 billion credit facility”). The $1 billion credit facility consists of a $700.0 million senior secured revolving credit facility, which includes a $75.0 million letter of credit sublimit and a $50.0 million sublimit for swingline loans, and a $300.0 million senior secured term loan facility. At the closing, we drew down $154.0 million of the revolving credit facility and the term loan facility was fully funded. The $1 billion credit facility also includes an accordion feature that allows us to increase the $1 billion credit facility by a total of up to $500.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The $1 billion credit facility matures on April 18, 2017, and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin (the “Applicable Margin”) based on our consolidated funded indebtedness to total asset value ratio (as defined in the $1 billion credit facility), or the base rate (as defined in the $1 billion credit facility) plus the Applicable Margin. The initial interest rate is LIBOR plus 1.75%. Interest on our borrowings is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. Principal is payable in full at maturity. We are required to pay a commitment fee of 0.3% to 0.4% per year of the average unused portion of the $700.0 million revolving credit facility.

As of March 31, 2013, the Company had $7.2 million in deferred financing costs associated with the $925 million credit facility, a portion of which will be written off during the second quarter of 2013 as a result of the refinancing.

The $1 billion credit facility is guaranteed by us, each of our four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of our subsidiaries. The $1 billion credit facility is secured by (i) a first mortgage lien on the real property of each of our Gaylord Hotels properties, (ii) pledges of equity interests in our subsidiaries that own the Gaylord Hotels properties, (iii) pledges of equity interests in the Operating Partnership, our subsidiaries that guarantee the $1 billion credit facility, and certain other of our subsidiaries, and (iv) our personal property and the personal property of the Operating Partnership and our subsidiaries that guarantee the $1 billion credit facility. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event a hotel property is sold).

In addition, the $1 billion credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the $1 billion credit facility are as follows:

•	We must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter of not more than .65 to 1.00.

•	We must maintain a consolidated tangible net worth of not less than $660.0 million plus 75% of the proceeds received by us or any of our subsidiaries in connection with any equity issuance.

•	We must maintain a consolidated fixed charge coverage ratio (as defined in the $1 billion credit facility), of not less than 1.75 to 1.00.

•

We must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.

If an event of default shall occur and be continuing under the $1 billion credit facility, the commitments under the $1 billion credit facility may be terminated and the principal amount outstanding under the $1 billion credit facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

As of April 30, 2013, $439.0 million of borrowings were outstanding under the $1 billion credit facility, and the lending banks had issued $7.7 million of letters of credit under the facility, which left $553.3 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our 5% senior notes due 2021).

3.75% Convertible Senior Notes. In 2009, we issued $360.0 million of 3.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1. The Convertible Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of our common stock, at an adjusted conversion rate of 44.9815 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an adjusted conversion price of approximately $22.23 per share. We may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion or maturity of the Convertible Notes. We intend to settle the face value of the Convertible Notes in cash. In addition, in accordance with customary anti-dilution provisions, the strike price of the call options we purchased has been adjusted to $22.23 per share of our common stock, which will enable us to purchase approximately 16.2 million shares of our common stock. Further, in accordance with customary anti-dilution provisions, the exercise price of the common stock purchase warrants we sold has been adjusted to $26.68 per share.

The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. Based on our stock price during the three months ended March 31, 2013, the first condition permitting conversion of the Convertible Notes was satisfied and, thus, the Convertible Notes are currently convertible through June 30, 2013. At this time, we have not settled the conversion of any of the Convertible Notes. Based on our borrowing capacity under the refinanced $1 billion credit facility, the Convertible Notes have been classified as long-term debt. Based on the Company’s March 29, 2013 closing stock price of $45.75, the “if-converted value” of the Convertible Notes exceeds the face amount by $380.8 million; however, after giving effect to the exercise of the call options and warrants associated with the Convertible Notes as described in our Form 10-K for the year ended December 31, 2012, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $308.8 million or a 6.7 million net share issuance, or a combination of cash and stock, at our option. Based on our cash on hand and our availability under the $1 billion credit facility, as of April 30, 2013, we do not expect any liquidity issues should the Convertible Notes be converted.

The Convertible Notes are general unsecured and unsubordinated obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness and senior in right of payment to all of our future subordinated indebtedness, if any. The Convertible Notes will be effectively subordinated to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness.

The Convertible Notes are guaranteed on a senior unsecured basis by our subsidiaries that guarantee our $1 billion credit facility. Each guarantee will rank equally in right of payment with such subsidiary guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such subsidiary guarantor. The Convertible Notes will be effectively subordinated to any secured indebtedness and effectively subordinated to all indebtedness and other obligations of our subsidiaries that do not guarantee the Convertible Notes.

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

5% Senior Notes. On April 3, 2013, the Operating Partnership and RHP Finance Corporation, a subsidiary of the Company, completed the private placement of $350 million in aggregate principal amount of senior notes due 2021 (the “5% Senior Notes”), which are guaranteed by the Company and certain of its subsidiaries. The 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The 5% Senior Notes have a maturity date of April 15, 2021 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning October 15, 2013. The 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness and senior in right of payment to future subordinated indebtedness, if any. The 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The 5% Senior Notes will be effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the 5% Senior Notes. The issuing subsidiaries may redeem the 5% Senior Notes on or before April 15, 2016, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date plus a make-whole redemption premium. The 5% Senior Notes will be redeemable, in whole or in part, at any time on or after April 15, 2016 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.75%, 102.50%, 101.25%, and 100.00% beginning on April 15 of 2016, 2017, 2018, and 2019, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

Our net proceeds from the issuance of the 5% Senior Notes totaled approximately $342.0 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used substantially all of these proceeds to repay amounts outstanding under our revolving credit facility.

6.75% Senior Notes. On January 17, 2013, we redeemed our remaining 6.75% senior notes (the “6.75% Senior Notes”) at par at a cost of $152.2 million, which was funded using operational cash flow and borrowings under the revolving credit line of our $925 million credit facility. As a result of this redemption, we wrote off $0.5 million of deferred financing costs in the three months ended March 31, 2013. We completed our offering of $225 million in aggregate principal amount of the 6.75% Senior Notes in 2004. The 6.75% Senior Notes were scheduled to mature on November 15, 2014, and bore interest at 6.75% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year. The 6.75% Senior Notes were redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The 6.75% Senior Notes ranked equally in right of payment with our other unsecured unsubordinated debt, but were effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes were guaranteed on a senior unsecured basis by generally most of our significant active domestic subsidiaries.

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

Off-Balance Sheet Arrangements

As described in Note 12 to our condensed consolidated financial statements included herein, we previously invested in two unconsolidated entities that owned hotels located in Hawaii. Our joint venture partner in each of these unconsolidated entities guaranteed, under certain circumstances, certain loans made to wholly-owned subsidiaries of each of these entities, and we agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our credit facility had issued $7.7 million in letters of credit as of March 31, 2013. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2013, including long-term debt and operating and capital lease commitments (amounts in thousands):

Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)(2)(3)	$1,114,000	$—	$1,114,000	$—	$—
Capital leases	1,450	640	810	—	—
Operating leases (4)	637,861	5,803	10,606	8,811	612,641
Construction commitments (5)	5,785	5,785	—	—	—
Other	9,654	5,366	4,288	—	—

Total contractual obligations	$1,768,750	$17,594	$1,129,704	$8,811	$612,641

(1)	Long-term debt commitments do not include approximately $59.2 million in interest payments projected to be due in future years ($30.2 million less than one year and $29.0 million between one and three years) based on the stated interest rates on our fixed-rate debt and the rates in effect at March 31, 2013 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the interest we paid during 2012, 2011 and 2010.
(2)	Total long-term debt commitments due in 1-3 years include $360.0 million of the Convertible Notes, which are currently convertible through June 30, 2013.
(3)	On April 3, 2013, we completed the private placement of $350.0 million in aggregate principal amount of senior notes due 2021. On April 18, 2013, we refinanced our $925 million credit facility by entering into a $1 billion senior secured credit facility. The $1 billion credit facility consists of a $700.0 million senior secured revolving credit facility, of which $154.0 million was drawn at closing, and a $300.0 million senior secured term loan facility, which was fully funded at closing. The $1 billion credit facility matures on April 18, 2017 and will initially bear interest at an annual rate of LIBOR plus 1.75%.

(4)	Total operating lease commitments of $637.9 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(5)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2013, the amount funded into the reserve accounts will be 3.0% of the respective property’s total annual revenue. As of March 31, 2013, $5.8 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

Due to the uncertainty with respect to the timing of future cash payments associated with our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan, we cannot make reasonably certain estimates of the period of cash settlement. Therefore, these obligations have been excluded from the contractual obligations table above. See Note 10 and Note 11 to our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion related to these obligations.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets, stock-based compensation, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no newly identified critical accounting policies in the first three months of 2013 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under our $925 million credit facility bore interest at an annual rate of LIBOR plus 2.0%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $754.0 million in borrowings outstanding under our $925 million credit facility as of March 31, 2013 would increase by approximately $7.5 million.

With respect to our $1 billion credit facility that we entered into on April 18, 2013, borrowings currently bear interest at an annual rate of LIBOR plus 1.75%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $439.0 million in borrowings outstanding under our $1 billion credit facility as of April 30, 2013 would increase by approximately $4.4 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at March 31, 2013. As a result, the interest rate market risk implicit in these investments at March 31, 2013, if any, is low.

Risk Related to Changes in Equity Prices

The $360 million aggregate principal amount of Convertible Notes may be converted prior to maturity, at the holder’s option, into shares of our common stock under certain circumstances as described in Item 2 above under “Principal Debt Agreements” and in our Annual Report on Form 10-K for the year ended December 31, 2012. Upon conversion, we may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. The fair value of the Convertible Notes will generally increase as our share price increases and decrease as our share price declines. Additional adjustments to the conversion rate will be made pursuant to customary anti-dilution provisions, including for quarterly cash dividends.

Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge transactions intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock, as measured under the Convertible Notes, at the time of exercise is greater than the conversion price of the Convertible Notes. In connection with the convertible note hedge transactions, we own call options to purchase, as adjusted, approximately 16.2 million shares of our common stock at an adjusted price per share equal to $22.23, the adjusted conversion price of the Convertible Notes, from counterparties affiliated with the initial purchasers of the Convertible Notes. Separately we sold warrants to the counterparties to the call options whereby they may purchase, as adjusted, approximately 16.2 million shares of our common stock at an adjusted price of $26.68 per share. Additional adjustments to the strike price, exercise price, and number of shares underlying the options and warrants will be made pursuant to customary anti-dilution provisions, including for quarterly cash dividends. As a result of our purchasing the call options and issuing the warrants, the Convertible Notes will not have a dilutive impact on shares outstanding if the share price of our common stock is below the warrant exercise price. For every $1 increase in the share price of our common stock above $26.68, we will be required to deliver, upon the exercise of the warrants, shares of our common stock valued at $16.2 million (at the relevant share price).

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of March 31, 2013, the value of the investments in the pension fund was $71.3 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $7.1  million.

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

ITEM 1A. RISK FACTORS.

The following risk factor should be considered in addition to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Current economic conditions may reduce demand for hotel properties and adversely affect hotel profitability.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business, governmental and personal discretionary spending levels. Declines in corporate and governmental travel budgets and consumer demand due to adverse general economic conditions, including, but not limited to, declines in U.S. GDP, risks affecting or reducing travel patterns, lower consumer confidence, adverse political conditions or a reduction in spending by the Federal government, either resulting from sequestration or the annual budget process, can lower the revenues and profitability of our hotel properties and therefore the net operating profits of the TRS lessees to whom we lease our hotel properties. The recent global economic downturn led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates. In addition, we have experienced cancellations of Federal government group meetings at the Gaylord National located in the Washington D.C. area and may continue to experience such cancellations at our hotel properties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended March 31, 2013 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2013	—	—	—	$100,000,000
February 1 – February 28, 2013	1,266,291	$43.97	1,266,291	$44,321,185
March 1 – March 31, 2013	—	—	—	$44,321,185

Total	1,266,291	$43.97	1,266,291	N/A

(1)	On December 17, 2012, the Company announced that its board of directors authorized a share repurchase program for up to $100 million of the Company’s common stock using cash on hand and borrowings under its revolving credit line at times deemed appropriate by management. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable SEC Rule 10b5-1 trading plans. The timing, prices, and size of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: May 10, 2013	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

4.1	Release of Subsidiary Guarantors dated January 17, 2013, made and entered into by U.S. Bank National Association, as Trustee relating to the 3.75% Convertible Senior Notes due 2013 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

4.2	Indenture, dated as of April 3, 2013, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.00% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 5, 2013).

4.3	Form of 5.00% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 5, 2013).

4.4	Registration Rights Agreement, dated as of April 3, 2013, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., the Guarantors (as defined therein) and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, U.S. Bancorp Investments, Inc. and Credit Agricole Securities (USA) Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 5, 2013).

10.1#	Confidential Separation Agreement and General Release dated February 6, 2013 by and between Carter R. Todd and the Company (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.2#	Severance Agreement dated as of February 25, 2013 between the Company and Scott Lynn (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.3#	Severance Agreement dated as of February 25, 2013 between the Company and Jennifer Hutcheson (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.4#	Form of 2013 Time-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.5#	Form of 2013 Performance-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.6*	Fourth Amended and Restated Credit Agreement dated as of April 18, 2013 by and among the Company, as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 23, 2013).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.+

*	Filed herewith.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
#	Management contract or compensatory plan or arrangement.