Form 10-Q
period 2013-06-30
Ryman Hospitality Properties, Inc.
filed 2013-08-08
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2013
Common Stock, par value $.01	50,501,479 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2013

INDEX

		Page

Part I – Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets (Unaudited) – June 30, 2013 and December 31, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) – For the Three Months and Six Months Ended June 30, 2013 and 2012	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Six Months Ended June 30, 2013 and 2012	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	48

Item 4.	Controls and Procedures.	49

Part II – Other Information

Item 1.	Legal Proceedings.	49

Item 1A.	Risk Factors.	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	50

Item 3.	Defaults Upon Senior Securities.	51

Item 4.	Mine Safety Disclosures.	51

Item 5.	Other Information.	51

Item 6.	Exhibits.	51

SIGNATURES		52

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30,	December 31,
	2013	2012
ASSETS:
Property and equipment, net of accumulated depreciation	$2,103,975	$2,148,999
Cash and cash equivalents – unrestricted	44,400	97,170
Cash and cash equivalents – restricted	14,483	6,210
Notes receivable	151,978	149,400
Trade receivables, less allowance of $655 and $623, respectively	74,450	55,343
Deferred financing costs	22,254	11,347
Prepaid expenses and other assets	55,345	63,982

Total assets	$2,466,885	$2,532,451

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,154,663	$1,031,863
Accounts payable and accrued liabilities	147,438	218,461
Deferred income tax liabilities, net	38,274	88,938
Deferred management rights proceeds	184,884	186,346
Dividends payable	25,600	—
Other liabilities	126,018	153,245
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 50,680 and 52,596 shares issued and outstanding, respectively	507	526
Additional paid-in capital	1,264,208	1,250,975
Treasury stock of 456 shares, at cost	(7,234)	(7,234)
Accumulated deficit	(452,442)	(366,066)
Accumulated other comprehensive loss	(15,031)	(24,603)

Total stockholders’ equity	790,008	853,598

Total liabilities and stockholders’ equity	$2,466,885	$2,532,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Rooms	$96,073	$99,982	$181,582	$187,516
Food and beverage	99,309	101,224	197,497	209,300
Other hotel revenue	27,449	31,841	53,333	62,279
Opry and Attractions	22,352	20,182	34,884	33,049

Total revenues	245,183	253,229	467,296	492,144

Operating expenses:
Rooms	26,564	24,797	51,651	47,765
Food and beverage	60,406	60,644	121,654	122,258
Other hotel expenses	68,583	74,836	138,151	147,730
Management fees	3,724	—	7,193	—

Total hotel operating expenses	159,277	160,277	318,649	317,753
Opry and Attractions	14,629	14,075	25,915	24,832
Corporate	6,636	13,260	13,302	26,266
REIT conversion costs	5,420	3,375	20,412	6,428
Casualty loss	17	372	49	546
Preopening costs	—	8	—	339
Impairment and other charges (non-REIT conversion costs)	1,247	—	1,247	—
Depreciation and amortization	29,054	30,254	61,063	62,688

Total operating expenses	216,280	221,621	440,637	438,852

Operating income	28,903	31,608	26,659	53,292
Interest expense, net of amounts capitalized	(17,424)	(14,451)	(30,747)	(28,813)
Interest income	3,052	3,021	6,103	6,175
Income from unconsolidated companies	—	109	—	109
Other gains and (losses), net	53	—	47	—

Income before income taxes and discontinued operations	14,584	20,287	2,062	30,763

(Provision) benefit for income taxes	1,784	(11,314)	68,076	(15,783)

Income from continuing operations	16,368	8,973	70,138	14,980
Income (loss) from discontinued operations, net of income taxes	11	(19)	21	2

Net income	16,379	8,954	70,159	14,982
Loss on call spread modification related to convertible notes	(4,869)	—	(4,869)	—

Net income available to common shareholders	$11,510	$8,954	$65,290	$14,982

Basic income per share available to common shareholders:
Income from continuing operations	$0.22	$0.18	$1.26	$0.31
Income from discontinued operations, net of income taxes	—	—	—	—

Net income	$0.22	$0.18	$1.26	$0.31

Fully diluted income per share available to common shareholders:
Income from continuing operations	$0.18	$0.17	$0.99	$0.29
Income from discontinued operations, net of income taxes	—	—	—	—

Net income	$0.18	$0.17	$0.99	$0.29

Dividends declared per common share	$0.50	$—	$1.00	$—

Comprehensive income, net of deferred taxes	$24,789	$8,954	$79,731	$14,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

(In thousands)

	2013	2012
Cash Flows from Operating Activities:
Net income	$70,159	$14,982
Amounts to reconcile net income to net cash flows provided by operating activities:
Income from discontinued operations, net of taxes	(21)	(2)
Income from unconsolidated companies	—	(109)
Impairment and other charges	1,786	—
Provision (benefit) for deferred income taxes	(69,493)	15,363
Depreciation and amortization	61,063	62,688
Amortization of deferred financing costs	2,642	2,423
Amortization of discount on convertible notes	7,337	6,754
Write-off of deferred financing costs related to senior notes	544	—
Write-off of deferred financing costs related to credit facility	1,301	—
Stock-based compensation expense	4,635	5,277
Excess tax benefit from stock-based compensation	(4)	—
Changes in:
Trade receivables	(19,107)	(12,255)
Interest receivable	(2,578)	(2,394)
Accounts payable and accrued liabilities	(72,198)	(16,228)
Other assets and liabilities	4,947	2,600

Net cash flows provided by (used in) operating activities – continuing operations	(8,987)	79,099
Net cash flows provided by operating activities – discontinued operations	79	51

Net cash flows provided by (used in) operating activities	(8,908)	79,150

Cash Flows from Investing Activities:
Purchases of property and equipment	(15,181)	(58,788)
Collection of notes receivable	—	2,870
Increase in restricted cash and cash equivalents	(8,273)	—
Other investing activities	226	424

Net cash flows used in investing activities – continuing operations	(23,228)	(55,494)
Net cash flows used in investing activities – discontinued operations	—	—

Net cash flows used in investing activities	(23,228)	(55,494)

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit facility	(82,000)	(45,000)
Issuance of senior notes	350,000	—
Early redemption of senior notes	(152,180)	—
Deferred financing costs paid	(15,395)	—
Repurchase of Company stock for retirement	(100,028)	—
Payment of dividend	(25,823)	—
Proceeds from exercise of stock option and purchase plans	5,145	6,833
Excess tax benefit from stock-based compensation	4	—
Other financing activities, net	(357)	(373)

Net cash flows used in financing activities – continuing operations	(20,634)	(38,540)
Net cash flows provided by financing activities – discontinued operations	—	—

Net cash flows used in financing activities	(20,634)	(38,540)

Net change in cash and cash equivalents	(52,770)	(14,884)
Cash and cash equivalents – unrestricted, beginning of period	97,170	44,388

Cash and cash equivalents – unrestricted, end of period	$44,400	$29,504

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

The Company conducts its business through an umbrella partnership REIT, in which its assets are held by, and operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with the REIT conversion. The Company is the sole limited partner of the Operating Partnership and currently owns, either directly or indirectly, all of the partnership units of the Operating Partnership.

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

Reclassifications

The Company is electing REIT status for the year ending December 31, 2013. In connection with the Company’s conversion to a REIT and the restructuring of the Company’s business operations as further discussed in Note 3, the Company has revised the presentation of its condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income to be more consistent with its peers within the hospitality REIT industry. For the condensed consolidated balance sheets, these changes consisted of presenting an unclassified balance sheet. For the condensed consolidated statements of operations and comprehensive income, the changes consist of providing revenues and operating expenses as Rooms, Food and Beverage, Other Hotel Revenues/Expenses, Opry and Attractions, and Corporate. As a result, certain amounts in previously issued financial statements have been reclassified to conform to the 2013 presentation as follows:

•

a reduction of $10.7 million in total assets and $10.7 million in total liabilities in the Company’s consolidated balance sheet as of December 31, 2012, as a result of the change in presentation for deferred income taxes under an unclassified balance sheet;

•

a reclassification of $139.2 million of operating costs for the three months ended June 30, 2012 as hotel operating expenses ($125.9 million), Opry and Attractions operating expenses ($10.3 million) and Corporate operating expenses ($3.0 million);

•

a reclassification of $274.2 million of operating costs for the six months ended June 30, 2012 as hotel operating expenses ($250.6 million), Opry and Attractions operating expenses ($17.5 million) and Corporate operating expenses ($6.1 million);

•

a reclassification of $51.8 million of selling, general and administrative expense for the three months ended June 30, 2012 as hotel operating expenses ($34.4 million), Opry and Attractions operating expenses ($3.8 million), Corporate operating expenses ($10.2 million) and REIT conversion costs ($3.4 million); and

•

a reclassification of $101.1 million of selling, general and administrative expense for the six months ended June 30, 2012 as hotel operating expenses ($67.2 million), Opry and Attractions operating expenses ($7.3 million), Corporate operating expenses ($20.2 million) and REIT conversion costs ($6.4 million).

The Company believes the 2013 presentation is more aligned with its peers in the hospitality REIT industry.

2. NEWLY ISSUED ACCOUNTING STANDARDS:

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Topic 220, “Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The ASU is intended to help entities improve the transparency of changes in other comprehensive income and items reclassified out of accumulated other comprehensive income in their financial statements. It does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The Company adopted this ASU in the first quarter of 2013 and this adoption did not have a material impact on the Company’s consolidated financial statements.

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

On October 1, 2012, the Company consummated its agreement to sell the Gaylord Hotels brand and rights to manage the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”) and the Gaylord National Resort and Convention Center (“Gaylord National”), which the Company refers to collectively as the “Gaylord Hotels properties”, to Marriott International, Inc. (“Marriott”) for $210.0 million in cash (the “Marriott sale transaction”). Effective October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the Gaylord Hotels properties pursuant to a management agreement for each Gaylord Hotel property.

On October 1, 2012, the Company received $210.0 million in cash from Marriott in exchange for rights to manage the Gaylord Hotels properties (the “Management Rights”) and certain intellectual property (the “IP Rights”). The

Company allocated $190.0 million of the purchase price to the Management Rights and $20.0 million to the IP Rights. The allocation was based on the Company’s estimates of the fair values for the respective components. The Company estimated the fair value of each component by constructing distinct discounted cash flow models.

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

The Company has segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months and six months ended June 30, 2013, the Company incurred $5.4 million and $20.4 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during the three months ended June 30, 2013 include employment and severance costs ($2.7 million), professional fees ($0.9 million), and various other transition costs ($1.8 million). REIT conversion costs incurred during the six months ended June 30, 2013 include employment and severance costs ($13.9 million), professional fees ($2.0 million), and various other transition costs ($4.5 million). During the three months and six months ended June 30, 2012, the Company incurred $3.4 million and $6.4 million, respectively, of REIT conversion costs, which were comprised almost exclusively of professional fees.

Including the costs noted above, the Company currently estimates that it will incur approximately $25.7 million in one-time costs during 2013 related to the REIT conversion. The Company also anticipates that it has incurred federal income taxes, including those associated with the receipt of the purchase price in the Marriott sale transaction and other transactions related to the REIT conversion, net of the effect of remaining net operating losses, of approximately $5.0 million to $7.0 million, which will be paid in 2013.

The Merger, Marriott sale transaction, and other restructuring transactions are designed to enable the Company to hold its assets and business operations in a manner that will enable it to elect to be treated as a REIT for federal income tax purposes. As a REIT, the Company generally will not be subject to federal corporate income taxes on that portion of its capital gain or ordinary income from the Company’s REIT operations that is distributed to its stockholders. This treatment would substantially eliminate the federal “double taxation” on earnings from REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. To comply with certain REIT qualification requirements, the Company engaged Marriott to operate and manage its Gaylord Hotels properties and the Inn at Opryland and will be required to engage third-party managers to operate and manage its future hotel properties, if any. Additionally, non-REIT operations, which consist of the activities of taxable REIT subsidiaries that will act as lessees of the Company’s hotels, as well as the businesses within the Company’s Opry and Attractions segment, will continue to be subject, as applicable, to federal corporate and state income taxes following the REIT conversion.

4. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average shares outstanding – basic	51,244	48,974	51,832	48,844
Effect of dilutive stock-based compensation	504	675	533	654
Effect of convertible notes	7,464	2,803	7,682	1,904
Effect of common stock warrants	5,678	722	5,940	—

Weighted average shares outstanding – diluted	64,890	53,174	65,987	51,402

The Company had stock-based compensation awards outstanding with respect to approximately 0.1 million and 0.8 million shares of common stock for the three months ended June 30, 2013 and 2012, respectively, and approximately 0.1 million and 0.9 million shares of common stock for the six months ended June 30, 2013 and 2012, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the respective periods as the effect of their inclusion would have been anti-dilutive.

As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in 2009 the Company issued 3.75% Convertible Senior Notes due 2014 (the “Convertible Notes”). The Company intends to settle the outstanding face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion/maturity of the Convertible Notes may be settled in cash or shares of the Company’s common stock. The Convertible Notes are currently convertible through September 30, 2013; however, other than as described in Note 16, the Company has not settled the conversion of any of the Convertible Notes.

In connection with the issuance of the Convertible Notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes whereby the warrant holders may purchase shares of the Company’s stock. As of June 30, 2013, approximately 16.4 million shares of the Company’s common stock were issuable pursuant to the warrants, with an adjusted strike price of $26.35 per share, which includes the adjustments made in connection with the dividend paid by the Company on July 15, 2013. The number of shares underlying the warrants and the strike price thereof are subject to further anti-dilution adjustments, including for quarterly cash dividends paid by the Company. If the average closing price of the Company’s stock during a reporting period exceeds this strike price, these warrants will be dilutive. The warrants may only be settled at maturity in shares of the Company’s common stock, net of the strike price. See Note 16 for further disclosure.

In June 2013, the Company entered into agreements with the note-hedge counterparties to proportionately reduce the number of Purchased Options (as defined below) and the warrants discussed above. These agreements were considered modifications to the Purchased Options and the warrants, and based on the terms of the agreements, the Company recognized a charge of $4.9 million in the three months and six months ended June 30, 2013, which is recorded as an increase to accumulated deficit and additional paid-in-capital in the accompanying condensed consolidated balance sheets. This charge also represents a deduction from net income in calculating net income available to common shareholders and earnings per share available to common shareholders in the accompanying condensed consolidated statements of operations. As further described in Note 16, the related repurchase of a portion of the Company’s Convertible Notes settled in July 2013, and will be recorded in the third quarter of 2013.

5. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is composed of amounts related to the Company’s minimum pension liability. During the three months and six months ended June 30, 2013, the Company recorded $13.6 million in other comprehensive income, which primarily represents the decrease in the Company’s pension plan liability as described in Note 10, and reclassified $0.1 million and $0.2 million, respectively, from accumulated other comprehensive loss into operating expenses in the Company’s condensed consolidated statements of operations included herein. During the three months and six months ended June 30, 2013, the Company also recorded $5.2 million and $4.2 million, respectively, in tax expense for accumulated other comprehensive income, primarily related to a change in tax rate on the items included in accumulated other comprehensive income due to the Company’s REIT conversion.

6. PROPERTY AND EQUIPMENT:

Property and equipment of continuing operations at June 30, 2013 and December 31, 2012 is recorded at cost and summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Land and land improvements	$241,814	$241,292
Buildings	2,302,173	2,297,343
Furniture, fixtures and equipment	575,501	563,622
Construction-in-progress	21,262	27,534

	3,140,750	3,129,791
Accumulated depreciation	(1,036,775)	(980,792)

Property and equipment, net	$2,103,975	$2,148,999

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

During the three months ended June 30, 2013 and 2012, the Company recorded interest income of $3.1 million and $2.9 million, respectively, on these bonds. During the six months ended June 30, 2013 and 2012, the Company recorded interest income of $6.1 million on these bonds. The Company received payments of $3.5 million and $6.6 million during the six months ended June 30, 2013 and 2012, respectively, relating to these notes receivable.

8. DEBT:

The Company’s debt and capital lease obligations related to continuing operations at June 30, 2013 and December 31, 2012 consisted of (in thousands):

	June 30,	December 31,
	2013	2012
$1 Billion Credit Facility, interest at LIBOR plus 1.75%, maturing April 18, 2017	$463,000	$—
$925 Million Credit Facility, interest at LIBOR plus 2.0%, originally maturing August 1, 2015	—	545,000
Convertible Senior Notes, interest at 3.75%, maturing October 1, 2014, net of unamortized discount of $19,624 and $26,961	340,376	333,039
Senior Notes, interest at 5.0%, maturing April 15, 2021	350,000	—
Senior Notes, interest at 6.75%, originally maturing November 15, 2014	—	152,180
Capital lease obligations	1,287	1,644

Total debt	1,154,663	1,031,863
Less amounts due within one year	(626)	(130,358)

Total long-term debt	$1,154,037	$901,505

The above decrease in amounts due within one year results from the Company’s intent and ability to refinance all of its convertible notes on a long-term basis if the notes were to be converted at June 30, 2013. At December 31, 2012, because of lower availability to borrow additional funds under its revolving credit facility, the Company had the ability to refinance only a portion of any conversions on a long-term basis.

As of June 30, 2013, the Company was in compliance with all of its covenants related to its debt.

$1 Billion Credit Facility

On April 18, 2013, the Company refinanced its previous $925 million credit facility by entering into a $1 billion senior secured credit facility by and among the Operating Partnership, the Company, and certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent (the “$1 billion credit facility”). The $1 billion credit facility consists of a $700.0 million senior secured revolving credit facility, of which $154.0 million was drawn at closing, and a $300.0 million senior secured term loan facility, which was fully funded at closing. The $1 billion credit facility also includes an accordion feature that allows the Company to increase the $1 billion credit facility by a total of up to $500.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The $1 billion credit facility matures on April 18, 2017 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin (the “Applicable Margin”) based on the Company’s consolidated funded indebtedness to total asset value ratio (as defined in the $1 billion credit facility), or the base rate (as defined in the $1 billion credit facility) plus the Applicable Margin. Interest is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. Principal is payable in full at maturity. The Company is required to pay a commitment fee of 0.3% to 0.4% per year of the average unused portion of the $700.0 million revolving credit facility. The purpose of the $1 billion credit facility is for working capital, capital expenditures, and other corporate purposes.

The $1 billion credit facility is guaranteed by the Company, each of the four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries. The $1 billion credit facility is secured by (i) a first mortgage lien on the real property of each of the Gaylord Hotels properties, (ii) pledges of equity interests in the Company’s subsidiaries that own the Gaylord Hotels properties, (iii) pledges of equity interests in the Operating Partnership, the subsidiaries that guarantee the $1 billion credit facility, and certain other of the Company’s subsidiaries, and (iv) the Company’s personal property and the personal property of the Operating Partnership and the subsidiaries that guarantee the $1 billion credit facility.

In addition, the $1 billion credit facility contains certain covenants which, among other things, limits the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.

If an event of default shall occur and be continuing under the $1 billion credit facility, the commitments under the $1 billion credit facility may be terminated and the principal amount outstanding under the $1 billion credit facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

As a result of the refinancing of its previous $925 million credit facility, the Company wrote off $1.3 million of deferred financing costs in the three months ended June 30, 2013, which are included in interest expense in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2013.

3.75% Convertible Senior Notes

In 2009, the Company issued $360.0 million of the Convertible Notes. The Convertible Notes are convertible, under certain circumstances as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, at the holder’s option, into shares of the Company’s common stock, at an adjusted conversion rate of 45.5431 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an adjusted conversion price of approximately $21.96 per share and reflects the adjustment made for the Company’s dividend that was paid on July 15, 2013. Additional adjustments will be made for quarterly cash dividends paid by the Company pursuant to customary anti-dilution adjustments. The Company may elect, at its option, to deliver shares of its common stock, cash or a combination of cash and shares of its common stock in satisfaction of its obligations upon conversion of the Convertible Notes or at their maturity.

Based on the Company’s stock price during the three months ended June 30, 2013, a condition permitting conversion (as defined in the indenture governing the Convertible Notes) had been satisfied, and thus the Convertible Notes are currently convertible through September 30, 2013. Other than as described in Note 16, the Company has not settled the conversion of any of the Convertible Notes. Based on the Company’s borrowing capacity under its $1 billion credit facility as of June 30, 2013, the Convertible Notes have been classified as long-term debt in the above table as of June 30, 2013.

Concurrently with the offering of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The Purchased Options entitle the Company to purchase shares of the Company’s common stock. As of June 30, 2013, the Purchased Options covered approximately 16.4 million shares, with an adjusted strike price of $21.96 per share (the same as the adjusted conversion price of the Convertible Notes), which includes adjustments made in connection with the dividend paid by the Company on July 15, 2013. The number of shares underlying the Purchased Options and the strike price thereof are subject to further customary anti-dilution adjustments substantially similar to the Convertible Notes, including for quarterly cash dividends. The Company may settle the Purchased Options in shares, cash or a combination of cash and shares, at the Company’s option. Proportionate reductions to the number of shares underlying the Purchased Options may be made in connection with the Company’s repurchase, if any, of Convertible Notes prior to their maturity. See Note 16 for further disclosure.

Separately and concurrently with entering into the Purchased Options, the Company also entered into warrant transactions whereby it sold common stock purchase warrants to each of the hedge counterparties. The warrants entitle the counterparties to purchase shares of the Company’s common stock. As of June 30, 2013, the warrants covered approximately 16.4 million shares, with an adjusted strike price of $26.35 per share, which includes adjustments made in connection with the dividend paid by the Company on July 15, 2013. The number of shares underlying the warrants and the strike price thereof are subject to further customary anti-dilution adjustments similar to the adjustments of the Convertible Notes and Purchased Options, including for quarterly cash dividends. The warrants may only be settled at maturity in shares of the Company’s common stock, net of the exercise price. Proportionate reductions to the number of shares underlying the warrants may be made in connection with the Company’s repurchase, if any, of Convertible Notes prior to their maturity. See Note 16 for further disclosure.

5% Senior Notes

On April 3, 2013, the Operating Partnership and RHP Finance Corporation, a subsidiary of the Company, completed the private placement of $350.0 million in aggregate principal amount of senior notes due 2021 (the “5% Senior Notes”), which are guaranteed by the Company and certain of its subsidiaries. The 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association, as trustee. The 5% Senior Notes have a maturity date of April 15, 2021 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning October 15, 2013. The 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness and senior in right of payment to future subordinated indebtedness, if any. The 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The 5% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the 5% Senior Notes. The issuing subsidiaries may redeem the 5% Senior Notes on or before April 16, 2016, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date plus a make-whole redemption premium. The 5% Senior Notes will be redeemable, in whole or in part, at any time on or after April 15, 2016 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.75%, 102.50%, 101.25%, and 100.00% beginning on April 15, 2016, 2017, 2018 and 2019, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

The net proceeds from the issuance of the 5% Senior Notes totaled approximately $342.0 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used substantially all of these proceeds to repay amounts outstanding under its revolving credit facility.

6.75% Senior Notes

On January 17, 2013, the Company redeemed all of its outstanding 6.75% senior notes at par, which was funded using borrowings under the revolving credit line of the $925 million credit facility. As a result of this redemption, the Company wrote off $0.5 million of deferred financing costs during the six months ended June 30, 2013, which is included in interest expense in the accompanying condensed consolidated statements of operations.

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

During the six months ended June 30, 2013, the Company granted 37,000 restricted stock units to certain members of its management team which may vest in 2016 based on the level of performance during the performance period and subject to continued employment. The number of awards that will ultimately vest is based on the Company’s total shareholder return over the three-year performance period ended December 31, 2015 relative to the total shareholder return of a peer group of companies during the same period. The weighted-average grant date fair value of $45.01 per award was determined using a Monte Carlo simulation model, which assumed a risk-free rate of 0.4%, an expected life of 3.0 years and historical volatilities that ranged from 23% to 64%. As these awards include a market condition, the Company records compensation expense for these awards based on the grant date fair value of the award recognized ratably over the vesting period.

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

At June 30, 2013 and December 31, 2012, 524,596 and 574,933 restricted stock units were outstanding, respectively.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $2.0 million and $2.9 million for the three months ended June 30, 2013 and 2012, respectively, and $4.6 million and $5.3 million for the six months ended June 30, 2013 and 2012, respectively.

10. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest cost	$947	$1,087	$1,940	$2,174
Expected return on plan assets	(1,283)	(1,173)	(2,574)	(2,346)
Recognized net actuarial loss	262	1,170	580	2,340
Net settlement loss	1,290	—	1,290	—

Total net periodic pension expense	$1,216	$1,084	$1,236	$2,168

As a result of increased lump-sum distributions from the Company’s qualified retirement plan during the three months and six months ended June 30, 2013, partially due to the transfer of a large number of the retirement plan participants to Marriott in connection with the REIT conversion, which resulted in an increase in the number of participants eligible for distributions, a net settlement loss of $1.3 million was recognized in the three months and six months ended June 30, 2013. The net settlement loss of $0.6 million related to lump-sum distributions to former employees affected by the REIT conversion has been classified as REIT conversion costs. The net settlement loss of $0.7 million related to lump-sum distributions to former employees not affected by the REIT conversion has been classified as corporate operating expenses.

In addition, the increase in lump-sum distributions required the Company to re-measure its liability under its pension plan as of May 31, 2013. As a result of the lump-sum distributions and an increase in the plan’s assumed discount rate from 3.6% at December 31, 2012 to 4.0% at May 31, 2013, the Company recorded a $9.5 million reduction in its liability under the plan, which was recorded as a decrease in other liabilities and accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet as of June 30, 2013.

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$—	$15	$—	$29
Interest cost	33	253	97	507
Amortization of net actuarial loss	142	176	238	352
Amortization of prior service credit	(380)	(131)	(665)	(261)

Total net postretirement benefit expense	$(205)	$313	$(330)	$627

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

For the three months ended June 30, 2013, the Company recorded an income tax benefit of $1.8 million, consisting of a tax benefit of $2.8 million related to the current period operations of the Company, partially offset by discrete expense of $1.0 million related to an increase in deferred tax liabilities associated with the Company’s REIT conversion.

For the six months ended June 30, 2013, the Company recorded an income tax benefit of $68.1 million. This benefit was primarily due to the reversal of $136.5 million in net deferred tax liabilities that are no longer applicable as a result of the Company’s REIT conversion, partially offset by a valuation allowance of $76.1 million on the net deferred tax assets of the TRSs, as further described below. In addition, the Company recorded $6.7 million in tax benefit related primarily to the reversal of liabilities associated with unrecognized tax positions during the six months ended June 30, 2013, as described below. The Company recorded income tax benefit of $1.0 million related to the current period operations of the Company.

As a result of the Company’s conversion to a REIT, certain net deferred tax liabilities related to the real estate of the Company were reversed, as the REIT will generally not pay federal corporate income tax related to those deferred tax liabilities. In addition, the Company assessed the need for a valuation allowance on the net deferred tax assets of the TRSs. Based on the evidence available at June 30, 2013, the Company determined that a valuation allowance of $76.1 million was necessary on certain of its deferred tax assets for federal and state purposes.

The Internal Revenue Service has completed its examination of the Company’s federal income tax returns for fiscal years 2008, 2009 and 2010. As a result, issues related to 2010 and earlier years have been effectively settled. The Company has not been notified of any other federal or state audits. Due to the favorable resolution of the federal examination, the Company’s reserve for unrecognized tax benefits decreased $12.4 million during the six months ended June 30, 2013, of which $4.8 million was recorded as an income tax benefit. In addition, the Company recorded a reduction to the related accrued interest of $2.1 million as an income tax benefit in the six months ended June 30, 2013.

As of June 30, 2013 and December 31, 2012, the Company had $0.8 million and $13.2 million of unrecognized tax benefits, respectively, of which $0.8 million and $6.7 million, respectively, would affect the Company’s effective tax rate if recognized. These liabilities are recorded in other liabilities in the accompanying condensed consolidated balance sheets. The Company estimates the overall decrease in unrecognized tax benefits in the next twelve months will be approximately $0.8 million, mainly due to the expiration of various statutes of limitations. As of June 30, 2013 and December 31, 2012, the Company had accrued $0.1 million and $2.2 million, respectively, of interest and no penalties related to uncertain tax positions.

12. COMMITMENTS AND CONTINGENCIES:

Through joint venture arrangements with two private real estate funds, the Company previously invested in two joint ventures which were formed to own and operate hotels in Hawaii. As part of the joint venture arrangements, the Company entered into contribution agreements with the majority owners, which owners had guaranteed certain recourse liabilities under third-party loans to the joint ventures. The guarantees of the joint venture loans guaranteed each of the subsidiaries’ obligations under its third party loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by the subsidiaries, or (ii) in the event of bankruptcy or reorganization proceedings of the subsidiaries. The Company agreed that, in the event a majority owner is required to make any payments pursuant to the terms of these guarantees of joint venture loans, it will contribute to the majority owner an amount based on its proportional commitment in the applicable joint venture. The Company estimates that the maximum potential amount for which the Company could be liable under the contribution agreements is $16.9 million, which represents its pro rata share of the $86.4 million of total debt that is subject to the guarantees. As of June 30, 2013, the Company had not recorded any liability in the condensed consolidated balance sheet associated with the contribution agreements.

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

13. STOCKHOLDERS’ EQUITY:

Stock Repurchases

On December 17, 2012, the Company announced that its board of directors authorized a share repurchase program for up to $100.0 million of the Company’s common stock using cash on hand and borrowings under its revolving credit line, to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, with any market purchases to be made during open trading window periods or pursuant to any applicable Securities and Exchange Commission Rule 10b5-1 trading plans.

During the six months ended June 30, 2013, the Company completed its repurchases under the repurchase program by repurchasing approximately 2.3 million shares of its common stock for an aggregate purchase price of approximately $100.0 million, which the Company funded using cash on hand and borrowings under the revolving credit line of the the Company’s credit facility. The repurchased stock was cancelled by the Company and has been reflected as a reduction of retained earnings in the accompanying condensed consolidated financial statements.

Dividends

On February 14, 2013, the Company’s board of directors declared the Company’s first quarter cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $25.8 million in cash, which was paid on April 12, 2013 to stockholders of record as of the close of business on March 28, 2013.

On June 3, 2013, the Company’s board of directors declared the Company’s second quarter cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $25.3 million in cash, which was paid on July 15, 2013 to stockholders of record as of the close of business on June 28, 2013.

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

As of June 30, 2013 and December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.

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

The Company had no liabilities required to be measured at fair value at June 30, 2013 and December 31, 2012. The Company’s assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, were as follows (in thousands):

	June 30, 2013	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Deferred compensation plan investments	$17,018	$17,018	$—	$—

Total assets measured at fair value	$17,018	$17,018	$—	$—

	December 31, 2012	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Deferred compensation plan investments	$15,580	$15,580	$—	$—

Total assets measured at fair value	$15,580	$15,580	$—	$—

The remainder of the assets and liabilities held by the Company at June 30, 2013 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 7 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in connection with the development of Gaylord National, the Company received two bonds (“a Series A Bond” and “a Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $90.7 million and $61.3 million, respectively, as of June 30, 2013. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value as of June 30, 2013 and the fair value of the Series B Bond was approximately $42 million as of June 30, 2013. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired as of June 30, 2013.

As of June 30, 2013, the Company had outstanding $360.0 million in aggregate principal amount of Convertible Notes that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on June 30, 2013 was $340.4 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, which the Company considers as Level 2, was approximately $358 million as of June 30, 2013. See Note 16 for further disclosure.

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

The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Hospitality	$222,831	$233,047	$432,412	$459,095
Opry and Attractions	22,352	20,182	34,884	33,049
Corporate and Other	—	—	—	—

Total	$245,183	$253,229	$467,296	$492,144

Depreciation and amortization:
Hospitality	$25,528	$26,347	$52,329	$54,883
Opry and Attractions	1,319	1,278	2,685	2,563
Corporate and Other	2,207	2,629	6,049	5,242

Total	$29,054	$30,254	$61,063	$62,688

Operating income (loss):
Hospitality	$38,026	$46,423	$61,434	$86,459
Opry and Attractions	6,404	4,829	6,284	5,654
Corporate and Other	(8,843)	(15,889)	(19,351)	(31,508)
REIT conversion costs	(5,420)	(3,375)	(20,412)	(6,428)
Casualty loss	(17)	(372)	(49)	(546)
Preopening costs	—	(8)	—	(339)
Impairment and other charges (non-REIT conversion costs)	(1,247)	—	(1,247)	—

Total operating income	28,903	31,608	26,659	53,292
Interest expense, net of amounts capitalized	(17,424)	(14,451)	(30,747)	(28,813)
Interest income	3,052	3,021	6,103	6,175
Income from unconsolidated companies	—	109	—	109
Other gains and (losses), net	53	—	47	—

Income before income taxes and discontinued operations	$14,584	$20,287	$2,062	$30,763

16. SUBSEQUENT EVENTS:

In July 2013, the Company settled the repurchase and cancelled $54.7 million of its Convertible Notes in private transactions for aggregate consideration of $98.6 million, which was funded by borrowings under the Company’s revolving credit facility. In addition, the Company settled $1.2 million of Convertible Notes that were converted by a holder. After these transactions, $304.1 million in principal amount of the Convertible Notes remain outstanding. As a result of these transactions, the Company expects to record a loss on extinguishment of debt of approximately $3.0 million in the third quarter of 2013.

In connection with the Company’s repurchase of the Convertible Notes, the Company entered into agreements with the note-hedge counterparties to proportionately reduce the number of Purchased Options and the warrants entered into separately and concurrently with the Purchased Options. In consideration for the agreements, the counterparties paid the Company approximately 0.2 million shares of the Company’s common stock, which were subsequently cancelled by the Company. As a result of these transactions, the number of shares of the Company’s common stock underlying the Purchased Options and the warrants was reduced to approximately 13.9 million shares.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT for federal income tax purposes effective for the year ending December 31, 2013; (ii) the anticipated benefits of the REIT conversion and our sale of the Gaylord Hotels brand and rights to manage our Gaylord Hotels properties to Marriott International, Inc., including potential increases in revenue and anticipated cost synergies; (iii) estimated costs related to the REIT conversion and anticipated federal income taxes, including those associated with the receipt of the purchase price in the Marriott sale transaction and other transactions related to the REIT conversion; (iv) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries; (v) our announced dividend policy, including the frequency and amount of any dividend we may pay; (vi) potential growth opportunities, including future expansion of our existing asset portfolio through acquisitions; (vii) the anticipated pace of recovery in demand for products and services provided by the lodging industry relative to general economic conditions; (viii) Marriott’s ability to effectively manage our hotels and other properties; (ix) our anticipated capital expenditures; (x) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third-parties, including management agreements with Marriott; and (xi) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, the risks and uncertainties associated with economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, the effect of our election to be taxed as a REIT for federal income tax purposes effective for the year ending December 31, 2013, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, the effects of business disruption related to the Marriott management transition and the REIT conversion, our ability to realize cost savings and revenue enhancements from the REIT conversion and the Marriott transaction, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness, and those factors described in our Annual Report on Form 10-K for the year ended December 31, 2012, in this Quarterly Report on Form 10-Q, or described from time to time in our other reports filed with the SEC.

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

As discussed below, on October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of our Gaylord Hotels properties. As a result, we now rely upon Marriott to generate occupancy and revenue levels at our hotel properties. However, there can be no assurance that Marriott will be able to increase occupancy and revenue levels at our hotel properties.

In recent months, our Gaylord Hotels properties have experienced difficulties in group sales booking levels, particularly with respect to 2013 stays, as overall weakness in the group sector and difficulties related to the management transition to Marriott have impacted our results. Lower than expected in-the-year, for-the-year bookings, cost synergies not being realized as quickly as anticipated, and operating cost inefficiencies from the transition to Marriott systems and procedures have adversely impacted our results. We and Marriott are working jointly to improve performance in key areas, including tailoring sales efforts, increasing sales staff, and focusing on cost savings initiatives.

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

On October 1, 2012, we sold the Gaylord Hotels brand and rights to manage our Gaylord Hotels properties for $210.0 million in cash (the “Marriott sale transaction”), pursuant to that certain Purchase Agreement, dated May 30, 2012, by and among Gaylord Entertainment Company, Gaylord Hotels, Inc., Marriott Hotel Services, Inc., and Marriott. In connection with the Marriott sale transaction, each of our TRS lessees for our Gaylord Hotels properties is now a party to a management agreement (one for each of our Gaylord Hotels properties) and a pooling agreement with Marriott. Under the management agreements, on October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of our Gaylord Hotels properties. We do not have the authority to require Marriott to operate our Gaylord Hotels properties in a particular manner, although we do have consent and approval rights for certain matters under the hotel management agreements, subject to the limitations described therein. Each management agreement has a term expiring in 2047, with three automatic ten-year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of the management agreements requires us to pay Marriott a base management fee of 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement provides for (i) the calculation of incentive management fees for the Gaylord Hotels properties on an aggregated basis; and (ii) the application of the limitations on secured debt on an aggregated basis. The incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis.

In addition to the Marriott sale transaction, certain of our TRSs entered into additional management agreements with Marriott pursuant to which Marriott assumed responsibility for managing the day-to-day operations of the General Jackson, Gaylord Springs and the Wildhorse Saloon beginning October 1, 2012, and the Inn at Opryland beginning December 1, 2012.

We have segregated all costs related to these transactions from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months and six months ended June 30, 2013, we incurred $5.4 million and $20.4 million, respectively, of various costs associated with these transactions. REIT conversion costs during the three months ended June 30, 2013 include employment and severance costs ($2.7 million), professional fees ($0.9 million), and various other transition costs ($1.8 million). REIT conversion costs during the six months ended June 30, 2013 include employment and severance costs ($13.9 million), professional fees ($2.0 million), and various other transition costs ($4.5 million). REIT conversion costs during the three months and six months ended June 30, 2012 were $3.4 million and $6.4 million, respectively, and were comprised almost exclusively of professional fees.

Including the costs noted above, the Company currently estimates that it will incur approximately $25.7 million in one-time costs during 2013 related to the REIT conversion. The Company also anticipates that it has incurred federal income taxes, including those associated with the receipt of the purchase price in the Marriott sale transaction and other transactions related to the REIT conversion, net of the effect of remaining net operating losses, of approximately $5.0 million to $7.0 million, which will be paid in 2013.

Dividend Policy and Share Repurchase Program

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) or 100% of REIT taxable income, whichever is greater. On February 14, 2013, our board of directors declared our first quarterly cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $25.8 million in cash, which was paid on April 12, 2013 to stockholders of record as of the close of business on March 28, 2013. On June 3, 2013, our board of directors declared a quarterly cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $25.3 million in cash, which was paid on July 15, 2013 to stockholders of record as of the close of business on June 28, 2013. We currently plan to pay a quarterly cash dividend of $0.50 per share in October 2013 and January 2014. The declaration, timing and amount of dividends will be determined by future action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

On December 17, 2012, we announced that our board of directors authorized a share repurchase program for up to $100.0 million of our common stock using cash on hand and borrowings under our revolving credit line, to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, with any market purchases to be made during open trading window periods or pursuant to any applicable SEC Rule 10b5-1 trading plans. During the six months ended June 30, 2013, we completed our repurchases under the repurchase program by repurchasing approximately 2.3 million shares of our common stock for an aggregate purchase price of approximately $100.0 million, which we funded using cash on hand and borrowings under the revolving credit line of our credit facility. The repurchased stock was cancelled and has been reflected as a reduction of retained earnings in the accompanying condensed consolidated financial statements.

6.75% Senior Note Redemption, Placement of 5% Senior Notes, Credit Facility Refinancing and Convertible Note Repurchases

As further described below in “Liquidity and Capital Resources – Principal Debt Agreements,” (i) on January 17, 2013, we redeemed all of our outstanding 6.75% senior notes at par at a cost of $152.2 million; (ii) on April 3, 2013, certain of our subsidiaries completed the private placement of $350.0 million in aggregate principal amount of senior notes due 2021; (iii) on April 18, 2013, we refinanced our $925 million credit facility by entering into a $1 billion senior secured credit facility; and (iv) in July 2013, we repurchased and cancelled $54.7 million of our 3.75% convertible notes in private transactions for aggregate consideration of $98.6 million.

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

Expansion of Hotel Asset Portfolio. While we intend our short-term capital allocation strategy to focus on paying cash dividends to stockholders, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint venture or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. As a REIT, we no longer view independent, large-scale development of resort and convention hotels as part of our long-term growth strategy.

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

•

Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions. In connection with our REIT conversion, we own our Opry and Attractions businesses in TRSs, which conduct their business consistent with past practice, except that Marriott operates the General Jackson, Wildhorse Saloon and Gaylord Springs pursuant to management agreements as discussed above.

•

Corporate and Other, consisting of our corporate expenses. We anticipate that our corporate overhead expenses within the Corporate and Other segment will be lower in 2013 than in 2012 as a result of the REIT conversion.

For the three months and six months ended June 30, 2013 and 2012, our total revenues were divided among these business segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2013	2012	2013	2012

Hospitality	91%	92%	93%	93%
Opry and Attractions	9%	8%	7%	7%
Corporate and Other	0%	0%	0%	0%

Key Performance Indicators

The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels, which are managed by Marriott. These factors impact the price that Marriott can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. The following key performance indicators are commonly used in the hospitality REIT industry:

•	hotel occupancy – a volume indicator;

•	average daily rate (“ADR”) – a price indicator calculated by dividing room revenue by the number of rooms sold;

•	Revenue per Available Room (“RevPAR”) – a summary measure of hotel results calculated by dividing room revenue by room nights available to guests for the period;

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and six months ended June 30, 2013 and 2012. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Unaudited Three Months Ended June 30,				Unaudited Six Months Ended June 30,
	2013	%	2012	%	2013	%	2012	%
Income Statement Data:
REVENUES:
Rooms	$96,073	39.2%	$99,982	39.5%	$181,582	38.9%	$187,516	38.1%
Food and beverage	99,309	40.5%	101,224	40.0%	197,497	42.3%	209,300	42.5%
Other hotel revenue	27,449	11.2%	31,841	12.6%	53,333	11.4%	62,279	12.7%
Opry and Attractions	22,352	9.1%	20,182	8.0%	34,884	7.5%	33,049	6.7%

Total revenues	245,183	100.0%	253,229	100.0%	467,296	100.0%	492,144	100.0%

OPERATING EXPENSES:
Rooms	26,564	10.8%	24,797	9.8%	51,651	11.1%	47,765	9.7%
Food and beverage	60,406	24.6%	60,644	23.9%	121,654	26.0%	122,258	24.8%
Other hotel expenses	68,583	28.0%	74,836	29.6%	138,151	29.6%	147,730	30.0%
Management fees	3,724	1.5%	—	0.0%	7,193	1.5%	—	0.0%
Opry and Attractions	14,629	6.0%	14,075	5.6%	25,915	5.5%	24,832	5.0%
Corporate	6,636	2.7%	13,260	5.2%	13,302	2.8%	26,266	5.3%
REIT conversion costs	5,420	2.2%	3,375	1.3%	20,412	4.4%	6,428	1.3%
Casualty loss	17	0.0%	372	0.1%	49	0.0%	546	0.1%
Preopening costs	—	0.0%	8	0.0%	—	0.0%	339	0.1%
Impairment and other charges (non-REIT conversion)	1,247	0.5%	—	0.0%	1,247	0.3%	—	0.0%
Depreciation and amortization:
Hospitality	25,528	10.4%	26,347	10.4%	52,329	11.2%	54,883	11.2%
Opry and Attractions	1,319	0.5%	1,278	0.5%	2,685	0.6%	2,563	0.5%
Corporate and Other	2,207	0.9%	2,629	1.0%	6,049	1.3%	5,242	1.1%

Total depreciation and amortization	29,054	11.8%	30,254	11.9%	61,063	13.1%	62,688	12.7%

Total operating expenses	216,280	88.2%	221,621	87.5%	440,637	94.3%	438,852	89.2%

OPERATING INCOME (LOSS):
Hospitality	38,026	17.1%	46,423	19.9%	61,434	14.2%	86,459	18.8%
Opry and Attractions	6,404	28.7%	4,829	23.9%	6,284	18.0%	5,654	17.1%
Corporate and Other	(8,843)	(A)	(15,889)	(A)	(19,351)	(A)	(31,508)	(A)
REIT conversion costs	(5,420)	(A)	(3,375)	(A)	(20,412)	(A)	(6,428)	(A)
Casualty loss	(17)	(A)	(372)	(A)	(49)	(A)	(546)	(A)
Preopening costs	—	(A)	(8)	(A)	—	(A)	(339)	(A)
Impairment and other charges (non-REIT conversion)	(1,247)	(A)	—	(A)	(1,247)	(A)	—	(A)

Total operating income	28,903	11.8%	31,608	12.5%	26,659	5.7%	53,292	10.8%
Interest expense, net of amounts capitalized	(17,424)	(A)	(14,451)	(A)	(30,747)	(A)	(28,813)	(A)
Interest income	3,052	(A)	3,021	(A)	6,103	(A)	6,175	(A)
Income from unconsolidated companies	—	(A)	109	(A)	—	(A)	109	(A)
Other gains and (losses), net	53	(A)	—	(A)	47	(A)	—	(A)
(Provision) benefit for income taxes	1,784	(A)	(11,314)	(A)	68,076	(A)	(15,783)	(A)
Income (loss) from discontinued operations, net	11	(A)	(19)	(A)	21	(A)	2	(A)

Net income	16,379	(A)	8,954	(A)	70,159	(A)	14,982	(A)
Loss on call spread modification related to convertible notes	(4,869)	(A)	—	(A)	(4,869)	(A)	—	(A)

Net income available to common shareholders	$11,510	(A)	$8,954	(A)	$65,290	(A)	$14,982	(A)

(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results

The following table summarizes our financial results for the three months and six months ended June 30, 2013 and 2012 (in thousands, except percentages and per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change

Total revenues	$245,183	$253,229	-3.2%	$467,296	$492,144	-5.0%
Total operating expenses	216,280	221,621	-2.4%	440,637	438,852	0.4%
Operating income	28,903	31,608	-8.6%	26,659	53,292	-50.0%
Net income	16,379	8,954	82.9%	70,159	14,982	368.3%
Net income available to common shareholders	11,510	8,954	28.5%	65,290	14,982	335.8%
Net income per share available to common shareholders – fully diluted	0.18	0.17	5.9%	0.99	0.29	241.4%

Total Revenues

The decrease in our total revenues for the three months ended June 30, 2013, as compared to the same period in 2012, is attributable to a decrease in our Hospitality segment revenue of $10.2 million for the 2013 period, partially offset by an increase in our Opry and Attractions segment revenue of $2.2 million for the 2013 period, as discussed more fully below. The decrease in our total revenues for the six months ended June 30, 2013, as compared to the same period in 2012, is attributable to a decrease in our Hospitality segment revenue of $26.7 million for the 2013 period, partially offset by an increase in our Opry and Attractions segment revenue of $1.8 million for the 2013 period, as discussed more fully below. The decrease in Hospitality segment revenue includes the effect of outsourcing retail operations at Gaylord Opryland, Gaylord Texan and Gaylord National beginning in the fourth quarter of 2012, as discussed more fully below.

Total Operating Expenses

The decrease in our total operating expenses for the three months ended June 30, 2013, as compared to the same period in 2012, is primarily due to a $6.6 million decrease in operating expenses in our Corporate and Other segment during the 2013 period, partially offset by a $2.0 million increase in REIT conversion costs, as discussed more fully below. The increase in our total operating expenses for the six months ended June 30, 2013, as compared to the same period in 2012, is primarily due to a $14.0 million increase in REIT conversion costs during the 2013 period, partially offset by a $13.0 million decrease in operating expenses in our Corporate and Other segment, as discussed more fully below.

Net Income

Our net income of $16.4 million for the three months ended June 30, 2013, as compared to net income of $9.0 million for the same period in 2012, was due to the change in our operating income reflected above and the following factors, each as described more fully below:

•	A benefit for income taxes of $1.8 million during the 2013 period, as compared to a provision for income taxes of $11.3 million during the 2012 period.

•	A $3.0 million increase in interest expense, net of amounts capitalized, during the 2013 period, as compared to the 2012 period.

Our net income of $70.2 million for the six months ended June 30, 2013, as compared to net income of $15.0 million for the same period in 2012, was due to the change in our operating income reflected above and the following factors, each as described more fully below:

•	A benefit for income taxes of $68.1 million during the 2013 period, as compared to a provision for income taxes of $15.8 million during the 2012 period.

•	A $1.9 million increase in interest expense, net of amounts capitalized, during the 2013 period, as compared to the 2012 period.

Factors and Trends Contributing to Operating Performance

The most important factors and trends contributing to our operating performance during the three months and six months ended June 30, 2013 described herein were:

•

As discussed above, difficulties in group sales booking levels, particularly with respect to 2013 stays, as overall weakness in the group sector and difficulties related to the management transition to Marriott have impacted our results.

•	As discussed above, cost synergies not being realized as quickly as anticipated and operating costs inefficiencies from the transition to Marriott systems and procedures have impacted our results.

•

The REIT conversion, specifically, $5.4 million and $20.4 million in REIT conversion costs during the three months and six months ended June 30, 2013, respectively, compared to $3.4 million and $6.4 million of REIT conversion costs during the three months and six months ended June 30, 2012, respectively.

•

Decreased occupancy levels at Gaylord Opryland (a decrease of 7.7 and 1.7 percentage points of occupancy, respectively, during the 2013 periods, as compared to the 2012 periods), primarily due to decreased levels of group business.

•

Decreased ADR at Gaylord Palms (a decrease of 3.5% and 3.0%, respectively, during the 2013 periods, as compared to the 2012 periods), primarily due to a shift in business mix that resulted in less premium business.

•

Decreased occupancy levels at Gaylord National (a decrease of 1.6 and 5.3 percentage points of occupancy, respectively, during the 2013 periods, as compared to the 2012 periods), primarily due to decreased levels of group and governmental business. The decrease in governmental business is primarily attributable to the U.S. government sequestration and included several large government-related groups that cancelled during the six month period in 2013. Further, for groups that did travel, the sequestration drove many of these groups to reduce attendance and banquet spending while they were on property, which negatively impacted both occupancy and total revenue.

•

Decreased outside-the-room spending at each of our hotel properties (a decrease of 4.8% and 7.2%, respectively, during the 2013 periods, as compared to the 2012 periods), primarily due to a decrease in banquets. This decrease in outside-the-room spending was driven by a shift in the mix of group business during the 2013 periods from higher-rated corporate business to lower-rated social, military, education, religious and fraternal groups and transient guests.

•

Increased attrition and cancellation levels for the 2013 periods, as compared to the 2012 periods, which decreased our operating income, RevPAR and Total RevPAR. Attrition for the 2013 periods was 12.9% and 10.7% of bookings, respectively, compared to 6.7% and 5.6%, respectively, for the 2012 periods. In-the-year, for-the-year cancellations for the 2013 periods were up 42.8% and 116.3%, respectively, as compared to the 2012 periods, primarily associated with cancellations from governmental groups, as well as other large groups that rescheduled their stay to later in 2013 or to 2014.

•

A decrease of $6.6 million and $13.0 million, respectively, in corporate expenses for the 2013 periods, as compared to the 2012 periods, primarily due to the transition of the Company to a REIT, which resulted in lower employment costs.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and six months ended June 30, 2013 and 2012 (in thousands, except percentages and performance metrics):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Rooms	$96,073	$99,982	-3.9%	$181,582	$187,516	-3.2%
Food and beverage	99,309	101,224	-1.9%	197,497	209,300	-5.6%
Other hotel revenue	27,449	31,841	-13.8%	53,333	62,279	-14.4%

Total hospitality revenue (1)	222,831	233,047	-4.4%	432,412	459,095	-5.8%
Hospitality operating expenses:
Rooms	26,564	24,797	7.1%	51,651	47,765	8.1%
Food and beverage	60,406	60,644	-0.4%	121,654	122,258	-0.5%
Other hotel expenses	68,583	74,836	-8.4%	138,151	147,730	-6.5%
Management fees	3,724	—	100.0%	7,193	—	100.0%
Depreciation and amortization	25,528	26,347	-3.1%	52,329	54,883	-4.7%

Total Hospitality operating expenses	184,805	186,624	-1.0%	370,978	372,636	-0.4%

Hospitality operating income (2)	$38,026	$46,423	-18.1%	$61,434	$86,459	-28.9%

Hospitality performance metrics:
Occupancy	73.9%	76.8%	-3.8%	70.7%	72.8%	-2.9%
ADR	$176.33	$176.60	-0.2%	$175.15	$174.81	0.2%
RevPAR (3)	$130.37	$135.68	-3.9%	$123.88	$127.23	-2.6%
Total RevPAR (4)	$302.29	$316.25	-4.4%	$294.93	$311.50	-5.3%
Net Definite Group Room Nights Booked	190,000	487,000	-61.0%	645,000	793,000	-18.7%

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels properties and the Inn at Opryland for all periods presented.
(2)	Hospitality segment operating income does not include $1.2 million and $7.0 million of REIT conversion costs during the three months and six months ended June 30, 2013, respectively. Hospitality segment operating income also does not include $1.2 million of impairment charges (non-REIT conversion costs) during the three months and six months ended June 30, 2013 and does not include $0.3 million of preopening costs during the six months ended June 30, 2012. See the discussion of REIT conversion costs, impairment charges (non-REIT conversion costs) and preopening costs set forth below.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The decrease in total Hospitality segment revenue in the three months ended June 30, 2013, as compared to the same period in 2012, is primarily due to decreases of $8.5 million and $2.0 million at Gaylord Opryland and

Gaylord Palms, respectively. The decrease in total Hospitality segment revenue in the six months ended June 30, 2013, as compared to the same period in 2012, is primarily due to decreases of $10.5 million, $7.1 million, $5.2 million and $4.1 million at Gaylord Opryland, Gaylord Palms, Gaylord National and Gaylord Texan, respectively. The decrease in both periods is primarily a result of decreased outside-the-room spending during the 2013 periods as a result of the shift in group mix discussed above, as well as the effect of outsourcing retail sales operations at Gaylord Opryland, Gaylord Texan and Gaylord National during the fourth quarter of 2012. The properties now only receive rental lease payments rather than full retail revenue and associated expense. The net impact of this change in retail sales operations resulted in a decrease in revenue for the three months and six months ended June 30, 2013, as compared to the same periods in 2012 of approximately $2.9 million and $5.1 million, respectively, and also affected Total RevPAR.

The percentage of group versus transient business based on rooms sold for our hospitality segment for the periods presented was approximately as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Group	77%	81%	79%	82%
Transient	23%	19%	21%	18%

The proportional increase in transient business during the three months and six months ended June 30, 2013, as compared to the same periods in 2012, was primarily the result of a combination of increased transient business as a result of joining the Marriott brand and a decrease in group business, primarily at Gaylord Opryland due to decreased group business, and Gaylord National, due to decreased governmental business.

The increase in rooms operating expenses in the three months ended June 30, 2013, as compared to the same period in 2012, is primarily attributable to increases at Gaylord National and Gaylord Texan, as described below. The increase in rooms operating expenses in the six months ended June 30, 2013, as compared to the same period in 2012, is primarily attributable to increases at Gaylord National and Gaylord Opryland, as described below.

Food and beverage operating expenses in the three months and six months ended June 30, 2013 remained stable as compared to the same periods in 2012, as declines in variable costs associated with the decline in revenues were partially offset by unfavorable food and employee benefit costs, as described below.

Other hotel expenses for the three months and six months ended June 30, 2013 and 2012 consist of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Administrative employment costs	$22,787	$24,929	-8.6%	$49,060	$50,913	-3.6%
Utilities	6,663	6,814	-2.2%	12,749	12,915	-1.3%
Property taxes	6,385	7,491	-14.8%	13,877	14,438	-3.9%
Other	32,748	35,602	-8.0%	62,465	69,464	-10.1%

Total other hotel expenses	68,583	74,836	-8.4%	138,151	147,730	-6.5%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs decreased during the three months and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to a decrease at Gaylord Opryland. Utility costs decreased slightly during the three months and six months ended June 30, 2013, as compared to the same periods in 2012. Property taxes decreased during the three months and six months ended June 30, 2013, as compared to the same periods in 2012, primarily as a result of a decrease at Gaylord Opryland, partially offset by an increase at Gaylord Palms. Other expenses decreased during the three months and six months ended June 30, 2013, as compared to the same periods in 2012, primarily as a result of decreases at Gaylord Opryland and Gaylord National.

As discussed above, beginning in the fourth quarter of 2012, each of our management agreements with Marriott requires us to pay Marriott a base management fee of 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. We accrued $4.5 million and $8.7 million in total base management fees to Marriott related to our Hospitality segment properties during the three months and six months ended June 30, 2013, respectively, which are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 3 to the accompanying condensed consolidated financial statements included herein. We did not accrue an incentive management fee to Marriott related to our Hospitality segment properties during the three months or six months ended June 30, 2013.

Total Hospitality segment depreciation and amortization expense decreased slightly in the three months and six months ended June 30, 2013, as compared to the same periods in 2012.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and six months ended June 30, 2013 and 2012.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and six months ended June 30, 2013 and 2012 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Rooms	$29,405	$33,676	-12.7%	$58,134	$61,099	-4.9%
Food and beverage	27,262	28,189	-3.3%	57,717	60,551	-4.7%
Other hotel revenue	9,040	12,314	-26.6%	18,464	23,198	-20.4%

Total revenue	65,707	74,179	-11.4%	134,315	144,848	-7.3%
Operating expenses:
Rooms	8,217	8,388	-2.0%	16,111	15,369	4.8%
Food and beverage	17,065	17,336	-1.6%	35,039	35,498	-1.3%
Other hotel expenses	20,175	24,985	-19.3%	40,543	47,856	-15.3%
Management fees	1,079	—	100.0%	2,217	—	100.0%
Depreciation and amortization	8,178	8,203	-0.3%	16,702	18,045	-7.4%

Total operating expenses	54,714	58,912	-7.1%	110,612	116,768	-5.3%
Performance metrics:
Occupancy	70.6%	78.3%	-9.8%	70.5%	72.2%	-2.4%
ADR	$158.78	$164.01	-3.2%	$158.06	$161.26	-2.0%
RevPAR	$112.12	$128.41	-12.7%	$111.44	$116.48	-4.3%
Total RevPAR	$250.17	$282.84	-11.6%	$257.24	$276.15	-6.8%

Rooms revenue and RevPAR decreased at Gaylord Opryland during the three months and six months ended June 30, 2013 as compared to the same periods in 2012, primarily as a result of a decrease in occupancy, which was due to a decrease in group business. In addition, Gaylord Opryland experienced the highest second quarter attrition level on record, driven by overall group softness seen throughout the industry. Rooms expenses decreased during the three months ended June 30, 2013 as compared to the same period in 2012, primarily as a result of decreased variable expenses associated with the decrease in occupancy. Rooms expenses increased during the six months ended June 30, 2013 as compared to the same period in 2012, as decreased variable expenses associated with the decrease in occupancy were offset by increased labor costs.

The decrease in food and beverage revenue and Total RevPAR at Gaylord Opryland during the three months and six months ended June 30, 2013 as compared to the same periods in 2012 was primarily due to the decline in occupancy and the mix shift described above and the resulting decrease in banquets. Food and beverage expenses decreased slightly in the three months and six months ended June 30, 2013 as compared to the same periods in 2012, as a result of the decrease in variable expenses related to the decrease in revenue.

As discussed above, under Marriott’s management of Gaylord Opryland, the retail sales operations of the hotel were outsourced to a third-party retailer in the fourth quarter of 2012. The property now only receives rental lease payments rather than the full retail revenue and associated expense. This decrease of approximately $1.8 million and $3.1 million, as well as decreased collection of attrition and cancellation fees in the 2013 periods, is the primary factor in the decrease in other revenue during the three months and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. Other hotel expenses decreased in the three months and six months ended June 30, 2013 as compared to the same periods in 2012, primarily due to decreased employment costs, decreased property taxes, and decreased sales and marketing costs as a result of increased synergies from the Marriott transition.

Depreciation and amortization decreased slightly at Gaylord Opryland during the three months ended June 30, 2013 as compared to the same period in 2012 and decreased during the six months ended June 30, 2013, as compared to the same period in 2012, primarily as a result of the 2012 period including expense related to the disposal of certain fixed assets associated with a corridor renovation.

Gaylord Palms Results. The results of Gaylord Palms for the three months and six months ended June 30, 2013 and 2012 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Rooms	$16,529	$17,539	-5.8%	$34,557	$36,659	-5.7%
Food and beverage	20,808	21,775	-4.4%	44,528	47,687	-6.6%
Other hotel revenue	5,052	5,039	0.3%	9,746	11,539	-15.5%

Total revenue	42,389	44,353	-4.4%	88,831	95,885	-7.4%
Operating expenses:
Rooms	4,443	4,265	4.2%	8,955	8,573	4.5%
Food and beverage	11,422	12,216	-6.5%	24,517	25,401	-3.5%
Other hotel expenses	15,355	15,448	-0.6%	31,995	30,848	3.7%
Management fees	719	—	100.0%	1,527	—	100.0%
Depreciation and amortization	4,454	4,915	-9.4%	8,980	8,888	1.0%

Total operating expenses	36,393	36,844	-1.2%	75,974	73,710	3.1%
Performance metrics:
Occupancy	78.3%	80.1%	-2.2%	79.1%	81.0%	-2.3%
ADR	$165.06	$171.08	-3.5%	$171.71	$176.95	-3.0%
RevPAR	$129.18	$137.08	-5.8%	$135.79	$143.26	-5.2%
Total RevPAR	$331.31	$346.66	-4.4%	$350.57	$374.71	-6.4%

Rooms revenue and RevPAR decreased at Gaylord Palms during the three months and six months ended June 30, 2013 as compared to the same periods in 2012, primarily as a result of a decrease in occupancy and ADR, which was due to a decrease in group rooms, and was partially offset by an increase in both transient occupancy and transient rate. Gaylord Palms was not able to reduce rooms expenses during the three months and six months ended June 30, 2013 as compared to the same periods in 2012. For the three-month 2013 period, the decrease in variable costs associated with the decrease in occupancy was offset by increased reservation costs. For the six-month 2013 period, the property experienced two large group cancellations during the 2013 period, which lowered revenue, but did not lower rooms expenses in a similar manner.

The decrease in food and beverage revenue and Total RevPAR at Gaylord Palms during the three months and six months ended June 30, 2013 as compared to the same periods in 2012 was primarily due to the decrease in group rooms discussed above and the resulting decrease in banquet revenue. In addition, the six-month 2013 period was impacted by the two large group cancellations discussed above. This decrease was partially offset by the addition of the sports bar and pool bar at the property for the full six-month 2013 period. These additions were opened in the first quarter of 2012. Food and beverage expenses decreased slightly in the three months and six months ended June 30, 2013 as compared to the same periods in 2012, as the decrease in variable expenses related to the decrease in revenue was offset by increased employee benefit costs.

Other revenue at Gaylord Palms was stable during the three months ended June 30, 2013 and decreased during the six months ended June 30, 2013 as compared to the same periods in 2012. The decrease in the six-month 2013 period was primarily a result of decreased special events revenue in January 2013 as compared to the prior year period relating to the end of our annual Christmas programs in January. Other hotel expenses were stable in the three months ended June 30, 2013 and increased in the six months ended June 30, 2013 as compared to the same periods in 2012. The increase in the six-month 2013 period was primarily as a result of increased employee benefit costs and increased property taxes, partially offset by decreased sales and marketing costs as a result of the Marriott management agreement.

Depreciation and amortization decreased at Gaylord Palms during the three months ended June 30, 2013, as compared to the same period in 2012, primarily as a result of the 2012 period including expense related to the disposal of certain fixed assets associated with a rooms renovation and new resort pools. Depreciation and amortization increased slightly in the six months ended June 30, 2013, as compared to the same period in 2012.

Gaylord Texan Results. The results of Gaylord Texan for the three months and six months ended June 30, 2013 and 2012 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Rooms	$17,874	$17,032	4.9%	$34,119	$34,004	0.3%
Food and beverage	20,471	20,716	-1.2%	42,474	45,813	-7.3%
Other hotel revenue	5,589	6,730	-17.0%	12,022	12,935	-7.1%

Total revenue	43,934	44,478	-1.2%	88,615	92,752	-4.5%
Operating expenses:
Rooms	4,383	3,881	12.9%	8,573	7,953	7.8%
Food and beverage	12,655	13,162	-3.9%	25,906	26,734	-3.1%
Other hotel expenses	14,616	14,851	-1.6%	28,885	29,019	-0.5%
Management fees	712	—	100.0%	1,439	—	100.0%
Depreciation and amortization	4,363	4,126	5.7%	8,817	9,813	-10.1%

Total operating expenses	36,729	36,020	2.0%	73,620	73,519	0.1%
Performance metrics:
Occupancy	73.4%	71.2%	3.1%	70.8%	70.3%	0.7%
ADR	$177.18	$173.92	1.9%	$176.20	$175.81	0.2%
RevPAR	$129.99	$123.87	4.9%	$124.75	$123.65	0.9%
Total RevPAR	$319.69	$323.47	-1.2%	$324.21	$337.28	-3.9%

Rooms revenue and RevPAR increased at Gaylord Texan during the three months and six months ended June 30, 2013 as compared to the same periods in 2012, primarily as a result of an increase in occupancy and ADR, which was due to an increase in group rooms. However, group performance during the three months ended June 30, 2013 was negatively impacted by high levels of cancellation and attrition among large groups traveling to the property. Rooms expenses increased during the three months and six months ended June 30, 2013 as compared to the same periods in 2012, primarily due to variable costs associated with the increase in occupancy.

The decrease in food and beverage revenue and Total RevPAR at Gaylord Texan during the three months and six months ended June 30, 2013 as compared to the same periods in 2012 was primarily due to a mix shift from premium group rooms to lower-rated group business and the resulting decrease in banquet revenue. Food and beverage expenses decreased in the three months and six months ended June 30, 2013 as compared to the same periods in 2012, as a result of the decrease in variable expenses related to the decrease in revenue.

Under Marriott’s management of Gaylord Texan, the retail sales operations of the hotel were outsourced to a third-party retailer in the fourth quarter of 2012. The property now only receives rental lease payments rather than the full retail revenue and associated expense. Other revenue at Gaylord Texan decreased during the three months and six months ended June 30, 2013 as compared to the same periods in 2012, primarily as a result of the approximate $0.7 million and $1.1 million decrease in retail revenue, respectively. Other hotel expenses remained stable in the three months and six months ended June 30, 2013 as compared to the same periods in 2012.

Depreciation and amortization increased at Gaylord Texan during the three months ended June 30, 2013 and decreased during the six months ended June 30, 2013, as compared to the same periods in 2012. The decrease in the six-month 2013 period was primarily a result of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2004 becoming fully depreciated during 2012.

Gaylord National Results. The results of Gaylord National for the three months and six months ended June 30, 2013 and 2012 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2013	2012	%Change	2013	2012	% Change
Revenues:
Rooms	$30,020	$29,597	1.4%	$50,842	$52,029	-2.3%
Food and beverage	29,978	29,774	0.7%	51,402	53,858	-4.6%
Other hotel revenue	7,728	7,667	0.8%	13,018	14,564	-10.6%

Total revenue	67,726	67,038	1.0%	115,262	120,451	-4.3%
Operating expenses:
Rooms	8,911	7,752	15.0%	16,863	14,954	12.8%
Food and beverage	18,636	17,307	7.7%	35,043	33,393	4.9%
Other hotel expenses	17,607	18,644	-5.6%	35,086	38,369	-8.6%
Management fees	1,153	—	100.0%	1,902	—	100.0%
Depreciation and amortization	8,189	8,761	-6.5%	17,119	17,560	-2.5%

Total operating expenses	54,496	52,464	3.9%	106,013	104,276	1.7%
Performance metrics:
Occupancy	75.9%	77.5%	-2.1%	65.8%	71.1%	-7.5%
ADR	$217.66	$210.37	3.5%	$213.74	$201.53	6.1%
RevPAR	$165.28	$162.94	1.4%	$140.73	$143.22	-1.7%
Total RevPAR	$372.87	$369.08	1.0%	$319.05	$331.57	-3.8%

Rooms revenue and RevPAR increased at Gaylord National during the three months ended June 30, 2013 as compared to the same period in 2012, primarily as a result of an increase in ADR for both groups and transient, partially offset by a decrease in group and governmental rooms primarily as a result of the sequestration-related cancellations discussed above. In addition, the property experienced high attrition during the three months ended June 30, 2013, which was nearly twice as high as the same period in 2012. Rooms revenue and RevPAR decreased at Gaylord National during the six months ended June 30, 2013 as compared to the same period in 2012, primarily as a result of a decrease in occupancy, which was due to a decrease in group and governmental rooms primarily as a result of the sequestration-related cancellations discussed above, and was partially offset by an increase in transient rooms and an increase in ADR for both groups and transient. Rooms expenses increased at Gaylord National during the three months and six months ended June 30, 2013 as compared to the same periods in 2012, as the property experienced higher employee benefit costs during the 2013 periods as a result of increased union benefits that were negotiated at the property’s opening in 2008.

Food and beverage revenue and Total RevPAR increased slightly during the three months ended June 30, 2013 as compared to the same period in 2012. The decrease in food and beverage revenue and Total RevPAR at Gaylord National during the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to the decrease in group and governmental rooms and the resulting decrease in banquets. Food and beverage expenses increased in the three months and six months ended June 30, 2013 as compared to the same periods in 2012, primarily due to increased employee benefit costs as a result of increased union benefits that were negotiated at the property’s opening in 2008 and increased product costs.

Under Marriott’s management of Gaylord National, the retail sales operations of the hotel were outsourced to a third-party retailer in the fourth quarter of 2012. The property now only receives rental lease payments rather than the full retail revenue and associated expense. Other revenue at Gaylord National increased during the three months ended June 30, 2013 and decreased during the six months ended June 30, 2013 as compared to the same periods in 2012. The increase in the three-month 2013 period was due to increased collection of attrition and cancellation fees, partially offset by the decrease in retail revenue of approximately $0.5 million. The decrease in the six-month 2013 period was due to the decrease in retail revenue of approximately $0.9 million and decreased ancillary revenues, such as parking and resort fees, related to the decrease in occupancy. Other hotel expenses decreased in the three months and six months ended June 30, 2013 as compared to the same periods in 2012, primarily as a result of decreased sales and marketing costs as a result of the Marriott management agreement.

Depreciation and amortization remained stable at Gaylord National during the three months and six months ended June 30, 2013 as compared to the same periods in 2012.

Opry and Attractions Segment

Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months and six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2013	2012	% Change	2013	2012	% Change

Revenues	$22,352	$20,182	10.8%	$34,884	$33,049	5.6%
Operating expenses	14,629	14,075	3.9%	25,915	24,832	4.4%
Depreciation and amortization	1,319	1,278	3.2%	2,685	2,563	4.8%

Operating income (1)	$6,404	$4,829	32.6%	$6,284	$5,654	11.1%

(1)	Opry and Attractions segment operating income does not include $0.1 million of REIT conversion costs during the six months ended June 30, 2013. Opry and Attractions segment operating income also does not include $0.1 million and $0.3 million of casualty loss during the three months and six months ended June 30, 2012, respectively. See the discussion of REIT conversion costs and casualty loss set forth below.

Opry and Attractions segment revenue increased during the three months and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to an increase at the Grand Ole Opry.

Opry and Attractions operating expenses increased slightly during the three months and six months ended June 30, 2013, as compared to the same periods in 2012, primarily as a result of increased variable expenses related to the increase in revenue.

Opry and Attractions depreciation expense increased slightly in the three months and six months ended June 30, 2013, as compared to the same periods in 2012.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2013	2012	% Change	2013	2012	% Change

Operating expenses	$6,636	$13,260	-50.0%	$13,302	$26,266	-49.4%
Depreciation and amortization	2,207	2,629	-16.1%	6,049	5,242	15.4%

Operating loss (1)	$(8,843)	$(15,889)	44.3%	$(19,351)	$(31,508)	38.6%

(1)	Corporate and Other segment operating loss does not include $4.2 million and $3.4 million of REIT conversion costs during the three months ended June 30, 2013 and 2012, respectively, and $13.3 million and $6.4 million of REIT conversion costs during the six months ended June 30, 2013 and 2012, respectively. Corporate and Other segment operating loss also does not include $0.2 million and $0.3 million of casualty loss during the three months and six months ended June 30, 2012, respectively. See the discussion of REIT conversion costs and casualty loss set forth below.

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, decreased in the three months and six months ended June 30, 2013, as compared to same periods in 2012, due primarily to lower employment costs that resulted from the reduction in the number of corporate employees due to the REIT conversion.

Corporate and Other depreciation and amortization expense decreased in the three months ended June 30, 2013, as compared with the same period in 2012, primarily due to the disposal of certain fixed assets that were no longer required as a result of our conversion to a REIT. Corporate and Other depreciation and amortization expense increased in the six months ended June 30, 2013, as compared with the same period in 2012, primarily due to a decrease in the estimated useful lives of certain assets that were or will be disposed of at various points during our conversion to a REIT.

Operating Results – REIT Conversion Costs

We have segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months ended June 30, 2013 and 2012, we incurred $5.4 million and $3.4 million, respectively, of various costs associated with these transactions. REIT conversion costs during the three months ended June 30, 2013 include employment and severance costs ($2.7 million), professional fees ($0.9 million), and various other transition costs ($1.8 million). REIT conversion costs during the three months ended June 30, 2012 were almost exclusively professional fees.

During the six months ended June 30, 2013 and 2012, we incurred $20.4 million and $6.4 million, respectively, of various costs associated with these transactions. REIT conversion costs during the six months ended June 30, 2013 include employment and severance costs ($13.9 million), professional fees ($2.0 million), and various other transition costs ($4.5 million). REIT conversion costs during the six months ended June 30, 2012 were almost exclusively professional fees.

Operating Results – Casualty Loss

As a result of the Nashville flood (which occurred during May 2010 and is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2012), the Company recognized approximately $0.4 million and $0.5 million of casualty loss expense during the three months and six months ended June 30, 2012, which primarily represents non-capitalized repairs of equipment within our Opry and Attractions segment.

Operating Results – Preopening Costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for the six months ended June 30, 2012 primarily relate to our new sports bar entertainment facility at Gaylord Palms which opened in February 2012.

Operating Results – Impairment and Other Charges (non-REIT conversion costs)

During the three months and six months ended June 30, 2013, we incurred $1.2 million in impairment charges related to equipment at Gaylord National.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2013	2012	% Change	2013	2012	% Change

Interest expense, net of amounts capitalized	$(17,424)	$(14,451)	-20.6%	$(30,747)	$(28,813)	-6.7%
Interest income	3,052	3,021	1.0%	6,103	6,175	-1.2%
Income from unconsolidated companies	—	109	-100.0%	—	109	-100.0%
Other gains and (losses), net	53	—	100.0%	47	—	100.0%
(Provision) benefit for income taxes	1,784	(11,314)	115.8%	68,076	(15,783)	531.3%
Income (loss) from discontinued operations, net of taxes	11	(19)	157.9%	21	2	950.0%

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, increased $3.0 million to $17.4 million during the three months ended June 30, 2013, as compared to the same period in 2012, and increased $1.9 million to $30.7 million during the six months ended June 30, 2013, as compared to the same period in 2012, due primarily to an increase in interest expense associated with our 5% senior notes that were issued in April 2013 and the write-off of $1.3 million in deferred financing costs associated with our refinanced credit facility in April 2013, partially offset by a decrease in interest expense associated with our redeemed 6.75% senior notes, which were redeemed in January 2013.

Cash interest expense increased $0.9 million to $10.9 million in the three months ended June 30, 2013, as compared to the same period in 2012 and decreased $1.2 million to $18.9 million in the six months ended June 30, 2013, as compared to the same period in 2012. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, increased $2.1 million to $6.5 million in the three months ended June 30, 2013, as compared to the same period in 2012 and increased $3.1 million to $11.9 million in the six months ended June 30, 2013, as compared to the same period in 2012.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the periods, was 5.3% and 5.4% for the three months and 5.1% and 5.4% for the six months ended June 30, 2013 and 2012, respectively.

Interest Income

Interest income for the three months and six months ended June 30, 2013 and 2012 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

Income from Unconsolidated Companies

We account for our previous minority investments under the equity method of accounting. Income from unconsolidated companies for the three months and six months ended June 30, 2012 consisted of income from these investments.

(Provision) Benefit for Income Taxes

For the three months and six months ended June 30, 2013, we recorded an income tax benefit of $1.8 million and $68.1 million, respectively. The benefit for the six month period is primarily due to the reversal of $136.5 million in net deferred tax liabilities that are no longer applicable as a result of our REIT conversion, partially offset by a valuation allowance of $76.1 million related to the net deferred tax assets of the TRSs as of January 1, 2013. In addition, we recorded $6.7 million in tax benefits related primarily to the reversal of liabilities associated with unrecognized tax positions during the six months ended June 30, 2013. During the three months and six months ended June 30, 2013, we recorded income tax benefit of $2.8 and $1.0 million related to our current period operations.

For the three months and six months ended June 30, 2012, which was prior to our REIT conversion, we recorded an income tax provision of $11.3 million and $15.8 million, respectively, which was related to our regular operations, including tax expense related to executive compensation.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the six months ended June 30, 2013, our net cash flows used in operating activities – continuing operations were $9.0 million, reflecting primarily cash provided by our income from continuing operations before non-cash depreciation expense, amortization expense, impairment and other charges, income tax benefit, stock-based compensation expense, excess tax benefit from stock-based compensation and the write-off of deferred financing costs of approximately $79.9 million, offset by unfavorable changes in working capital of approximately $88.9 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses primarily related to the payment of accrued property taxes, accrued compensation, and accrued expenses associated with our hotel holiday programs, a decrease in accounts payable at our managed properties due to the timing of payments as new payment processes are developed, and an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at each of our Gaylord Hotels properties. It should be noted that the reversal of deferred tax liabilities and the recognition of valuation allowances on the net deferred tax assets of our TRSs represents the majority of the reconciling item of $69.5 million from net income to net cash flows used in operating activities. These tax items, and their related impact on our cash used in operating activities, are the result of our REIT conversion, and we paid out no cash in connection with such reversal and recognition.

During the six months ended June 30, 2012, our net cash flows provided by operating activities – continuing operations were $79.1 million, reflecting primarily cash provided by our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense and income from unconsolidated companies of approximately $107.4 million, partially offset by unfavorable changes in working capital of approximately $28.3 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at Gaylord National, Gaylord Opryland and Gaylord Palms, and a decrease in accrued expenses primarily related to the payment of accrued property taxes, accrued compensation, and accrued expenses associated with our hotel holiday programs, partially offset by an increase in deferred revenues due to increased receipts of deposits on advanced bookings of hotel rooms at Gaylord National and Gaylord Texan and an increase in accounts payable due to timing differences.

Cash Flows From Investing Activities. During the six months ended June 30, 2013, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $15.2 million, which consisted primarily of ongoing maintenance capital expenditures for our existing properties, and an increase in restricted cash and cash equivalents associated with the FF&E reserve we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us.

During the six months ended June 30, 2012, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $58.8 million, partially offset by the receipt of a $2.9 million principal payment on the bonds that were received in connection with the development of Gaylord National. Our capital expenditures during the six months ended June 30, 2012 consisted primarily of the continuance of the renovation of the guestrooms and the completions of a new sports bar entertainment facility and new resort pools at Gaylord Palms, the completion of the enhancement to our flood protection system ant Gaylord Opryland, and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the six months ended June 30, 2013, our net cash flows used in financing activities were approximately $20.6 million, primarily reflecting the payment of $152.2 million to redeem all of our outstanding 6.75% senior notes, $100.0 million to repurchase 2.3 million shares of our common stock for retirement, $82.0 million in net repayments under our credit facility, the payment of $25.8 million in cash dividends, and the payment of $15.4 million in deferred financing costs, partially offset by the issuance of $350.0 million in 5% senior notes.

During the six months ended June 30, 2012, our net cash flows used in financing activities were approximately $38.5 million, primarily reflecting $45.0 million in repayments under our credit facility, partially offset by $6.8 million in proceeds from the exercise of stock option and purchase plans.

Liquidity

As of June 30, 2013, we had $44.4 million in unrestricted cash and $530.1 million available for borrowing under our $1 billion credit facility, which we refinanced in April 2013 with an increased and extended facility that matures in 2017. During the six months ended June 30, 2013, we redeemed all of our existing 6.75% senior notes at par at a cost of $152.2 million, repurchased and retired 2.3 million shares of our common stock at a purchase price of $100.0 million, repaid $82.0 million under our credit facilities, and paid a cash dividend of $25.8 million. These net outflows, partially offset by the issuance of $350.0 million in 5% senior notes in April 2013, were the primary factors in the decrease in our cash balance from December 31, 2012 to June 30, 2013.

We anticipate that (i) we will incur federal income taxes associated with the receipt of the purchase price and other transactions related to the REIT conversion, net of remaining net operating losses, of approximately $5 million to $7 million that will be paid in 2013, and (ii) we will incur costs during 2013 related to the REIT conversion, including conversion, transaction, severance, retention costs, and non-cash impairment charges, currently estimated to be $25.7 million (of which approximately $20.4 million have already been incurred in the first half of 2013). Further, on April 3, 2013, certain of our subsidiaries issued $350.0 million in aggregate principal amount of senior notes due 2021 in a private placement. Substantially all of the net proceeds of approximately $342.0 million from the private placement were used to repay amounts then outstanding under our $925 million credit facility. Then, on April 12, 2013, we paid a cash dividend in the amount of $0.50 per share of common stock, or an aggregate of $25.8 million in cash, to stockholders of record as of the close of business on March 28, 2013, and on July 15, 2013, we paid a cash dividend in the amount of $0.50 per share of common stock, or an aggregate of $25.3 million in cash, to stockholders of record as of the close of business on June 28, 2013. We currently plan to pay a quarterly cash dividend of $0.50 per share in October 2013 and January 2014, subject to future determinations as to the timing and amount by our board of directors. In addition, in July 2013, we settled the repurchase and cancelled $54.7 million of our 3.75% convertible notes in private transactions for aggregate consideration of $98.6 million, which was funded by borrowings under our revolving credit facility.

We anticipate investing in our operations during the remainder of 2013 by spending between $18 million and $20 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities.

We believe that our cash on hand and cash from operations will be adequate to fund our short-term commitments, as well as: (i) normal operating expenses, (ii) interest expense on long-term debt obligations, (iii) capital lease and operating lease obligations, and (iv) declared dividends. If our existing cash and cash from operations were inadequate to fund such items, we could draw on our $1 billion credit facility, subject to the satisfaction of covenants in the credit facility. We believe that drawing on this credit facility will not be necessary for general working capital purposes. We may, however, draw on our $1 billion credit facility for operational and capital needs in the future.

Our outstanding principal debt agreements, none of which mature prior to 2014, are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to 2014.

Principal Debt Agreements

As of June 30, 2013, we were in compliance with all covenants related to our outstanding debt.

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

$1 Billion Credit Facility. On April 18, 2013, we refinanced the $925 million credit facility by entering into a $1 billion senior secured credit facility by and among the Operating Partnership, the Company and certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (the “$1 billion credit facility”). The $1 billion credit facility consists of a $700.0 million senior secured revolving credit facility, which includes a $75.0 million letter of credit sublimit and a $50.0 million sublimit for swingline loans, and a $300.0 million senior secured term loan facility. At the closing, we drew down $154.0 million of the revolving credit facility and the term loan facility was fully funded. The $1 billion credit facility also includes an accordion feature that allows us to increase the $1 billion credit facility by a total of up to $500.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The $1 billion credit facility matures on April 18, 2017, and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin (the “Applicable Margin”) based on our consolidated funded indebtedness to total asset value ratio (as defined in the $1 billion credit facility), or the base rate (as defined in the $1 billion credit facility) plus the Applicable Margin. The interest rate is currently LIBOR plus 1.75%. Interest on our borrowings is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. Principal is payable in full at maturity. We are required to pay a commitment fee of 0.3% to 0.4% per year of the average unused portion of the $700.0 million revolving credit facility.

As a result of the refinancing of the previous $925 million credit facility, we wrote off $1.3 million of deferred financing costs during the three months ended June 30, 2013, which are included in interest expense in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2013.

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

As of June 30, 2013, $463.0 million of borrowings were outstanding under the $1 billion credit facility, and the lending banks had issued $6.9 million of letters of credit under the facility, which left $530.1 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our 5% senior notes due 2021).

3.75% Convertible Senior Notes. In 2009, we issued $360.0 million of 3.75% Convertible Senior Notes (the “Convertible Notes”), the full principal amount of which was outstanding as of June 30, 2013. The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1. The Convertible Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of our common stock, at an adjusted conversion rate of 45.5431 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an adjusted conversion price of approximately $21.96 per share and reflects the adjustment made for our dividend that was paid on July 15, 2013. We may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion or maturity of the Convertible Notes. We intend to settle the face value of the Convertible Notes in cash.

In July 2013, we settled the repurchase and cancelled $54.7 million of our Convertible Notes in private transactions for aggregate consideration of $98.6 million, which was funded by borrowings under our revolving credit facility. In addition, we settled $1.2 million of Convertible Notes that were converted by a holder. After these transactions, $304.1 million in principal amount of the notes remain outstanding. As a result of these transactions, we expect to record a loss on extinguishment of debt of approximately $3.0 million in the third quarter of 2013.

Concurrently with the offering of the Convertible Notes, we entered into convertible note hedge transactions with respect to our common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The Purchased Options entitle us to purchase shares of our common stock. As of June 30, 2013, the Purchased Options covered approximately 16.4 million shares, with an adjusted strike price of $21.96 per share (the same as the adjusted conversion price of the Convertible Notes), which includes adjustments made in connection with the dividend we paid on July 15, 2013. The number of shares underlying the Purchased Options and the strike price thereof are subject to further customary anti-dilution adjustments substantially similar to the Convertible Notes, including for quarterly cash dividends. We may settle the Purchased Options in shares, cash or a combination of cash and shares, at our option. Proportionate reductions to the number of shares underlying the Purchased Options may be made in connection with our repurchase, if any, of Convertible Notes prior to their maturity.

Separately and concurrently with entering into the Purchased Options, we sold common stock purchase warrants to the hedge counterparties whereby the warrant holders may purchase shares of our common stock. As of June 30, 2013, the warrants covered approximately 16.4 million shares, with an adjusted strike price of $26.35 per share, which includes the adjustments made in connection with the dividend we paid on July 15, 2013. The number of shares underlying the warrants and the strike price thereof are subject to further customary anti-dilution adjustments similar to the adjustments of the Convertible Notes and the Purchased Options, including for quarterly cash dividends. The warrants may only be settled at maturity in shares of our common stock, net of the exercise price. Proportionate reductions to the number of shares underlying the warrants may be made in connection with our repurchase, if any, of Convertible Notes prior to their maturity.

In connection with our repurchase of the Convertible Notes described above, in July 2013, we entered into agreements with the note-hedge counterparties to proportionately reduce the number of Purchased Options and the warrants entered into separately and concurrently with the Purchased Options. In consideration for these agreements, the counterparties paid us approximately 0.2 million shares of our common stock, which we subsequently cancelled. As a result of these transactions, the number of shares underlying the Purchased Options and the warrants was reduced to approximately 13.9 million shares.

The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. Based on our stock price during the three months ended June 30, 2013, the first condition permitting conversion of the Convertible Notes was satisfied and, thus, the Convertible Notes are currently convertible through September 30, 2013. Other than the $1.2 million of Convertible Notes that were converted by a holder in July 2013, we have not settled the conversion of any of the Convertible Notes. Based on our borrowing capacity under the refinanced $1 billion credit facility, the Convertible Notes have been classified as long-term debt. Based on the Company’s July 31, 2013 closing stock price of $37.25, the “if-converted value” of the Convertible Notes exceeds the face amount by $211.8 million; however, after giving effect to the exercise of the Purchased Options and warrants associated with the Convertible Notes as described in our Form 10-K for the year ended December 31, 2012, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $151.5 million or a 4.1 million net share issuance, or a combination of cash and stock, at our option. Based on our cash on hand and our availability under the $1 billion credit facility, as of July 31, 2013, we do not expect any liquidity issues should the Convertible Notes be converted.

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

5% Senior Notes. On April 3, 2013, the Operating Partnership and RHP Finance Corporation, a subsidiary of the Company, completed the private placement of $350.0 million in aggregate principal amount of senior notes due 2021 (the “5% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the $1 billion credit facility. The 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The 5% Senior Notes have a maturity date of April 15, 2021 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning October 15, 2013. The 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness and senior in right of payment to future subordinated indebtedness, if any. The 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The 5% Senior Notes will be effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the 5% Senior Notes. The issuing subsidiaries may redeem the 5% Senior Notes on or before April 15, 2016, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date plus a make-whole redemption premium. The 5% Senior Notes will be redeemable, in whole or in part, at any time on or after April 15, 2016 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.75%, 102.50%, 101.25%, and 100.00% beginning on April 15 of 2016, 2017, 2018, and 2019, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

Our net proceeds from the issuance of the 5% Senior Notes totaled approximately $342.0 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used substantially all of these proceeds to repay amounts outstanding under our revolving credit facility.

6.75% Senior Notes. On January 17, 2013, we redeemed our remaining 6.75% senior notes (the “6.75% Senior Notes”) at par at a cost of $152.2 million, which was funded using operational cash flow and borrowings under the revolving credit line of our $925 million credit facility. As a result of this redemption, we wrote off $0.5 million of deferred financing costs in the six months ended June 30, 2013. We completed our offering of $225.0 million in aggregate principal amount of the 6.75% Senior Notes in 2004. The 6.75% Senior Notes were scheduled to mature on November 15, 2014, and bore interest at 6.75% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year. The 6.75% Senior Notes were redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The 6.75% Senior Notes ranked equally in right of payment with our other unsecured unsubordinated debt, but were effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes were guaranteed on a senior unsecured basis by generally most of our significant active domestic subsidiaries.

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

Off-Balance Sheet Arrangements

As described in Note 12 to our condensed consolidated financial statements included herein, we previously invested in two unconsolidated entities that owned hotels located in Hawaii. Our joint venture partner in each of these unconsolidated entities guaranteed, under certain circumstances, certain loans made to wholly-owned subsidiaries of each of these entities, and we agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our credit facility had issued $6.9 million in letters of credit as of June 30, 2013. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2013, including long-term debt and operating and capital lease commitments (amounts in thousands):

Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)(2)	$1,173,000	$—	$360,000	$463,000	$350,000
Capital leases	1,287	626	661	—	—
Operating leases (3)	636,754	5,832	10,665	8,703	611,554
Construction commitments (4)	13,333	13,333	—	—	—
Other	8,482	5,386	3,096	—	—

Total contractual obligations	$1,832,856	$25,177	$374,422	$471,703	$961,554

(1)	Long-term debt commitments do not include approximately $188.4 million in interest payments projected to be due in future years (less than 1 year – $40.3 million; 1-3 years – $56.9 million; 3-5 years – $42.3 million; more than 5 years – $ 48.9 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at June 30, 2013 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the interest we paid during 2012, 2011 and 2010.
(2)	Total long-term debt commitments due in 1-3 years include $360.0 million of the Convertible Notes. In July 2013, we settled the repurchase and cancelled $54.7 million of the Convertible Notes and processed $1.2 million of Convertible Notes that were converted by a holder. After these transactions, $304.1 million in principal amount of the Convertible Notes remain outstanding and are currently convertible through September 30, 2013.
(3)	Total operating lease commitments of $636.8 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(4)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2013, the amount funded into the reserve accounts will be 3.0% of the respective property’s total annual revenue. As of June 30, 2013, $13.3 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets, stock-based compensation, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no newly identified critical accounting policies in the first six months of 2013 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under our $1 billion credit facility currently bear interest at an annual rate of LIBOR plus 1.75%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $463.0 million in borrowings outstanding under our $1 billion credit facility as of June 30, 2013 would increase by approximately $4.6 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at June 30, 2013. As a result, the interest rate market risk implicit in these investments at June 30, 2013, if any, is low.

Risk Related to Changes in Equity Prices

The principal amount of Convertible Notes may be converted prior to maturity, at the holder’s option, into shares of our common stock under certain circumstances as described in Item 2 above under “Principal Debt Agreements” and in our Annual Report on Form 10-K for the year ended December 31, 2012. Upon conversion, we may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. The fair value of the Convertible Notes will generally increase as our share price increases and decrease as our share price declines. Additional adjustments to the conversion rate will be made pursuant to customary anti-dilution provisions, including for quarterly cash dividends.

Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge transactions intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock, as measured under the Convertible Notes, at the time of exercise is greater than the conversion price of the Convertible Notes. In connection with the convertible note hedge transactions, we own call options to purchase, as adjusted and as reduced as described in Item 2 above, approximately 13.9 million shares of our common stock at an adjusted price per share equal to $21.96, the adjusted conversion price of the Convertible Notes, from counterparties affiliated with the initial purchasers of the Convertible Notes. Separately we sold warrants to the counterparties to the call options whereby they may purchase, as adjusted and reduced as described in Item 2 above, approximately 13.9 million shares of our common stock at an adjusted price of $26.35 per share. Additional adjustments to the strike price, exercise price, and number of shares underlying the options and warrants will be made pursuant to customary anti-dilution provisions, including for quarterly cash dividends. As a result of our purchasing the call options and issuing the warrants, the Convertible Notes will not have a dilutive impact on shares outstanding if the share price of our common stock is below the warrant exercise price. For every $1 increase in the share price of our common stock above $26.35, we will be required to deliver, upon the exercise of the warrants, shares of our common stock valued at $13.9 million (at the relevant share price).

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of June 30, 2013, the value of the investments in the pension fund was $69.1 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.9 million.

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

We anticipate that recovery of demand for products and services provided by the lodging industry will lag improvement in economic conditions. We cannot predict how slow the global or domestic economic recovery will be or how slow the recovery in the lodging industry will be. An ongoing period of economic weakness will diminish our profitability and our ability to make distributions to our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended June 30, 2013 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2013	—	—	—	$44,320,000
May 1 – May 31, 2013	1,033,344	$42.89	1,033,344	—
June 1 – June 30, 2013	—	—	—	—

Total	1,033,344	$42.89	1,033,344	N/A

(1)	On December 17, 2012, the Company announced that its board of directors authorized a share repurchase program for up to $100.0 million of the Company’s common stock using cash on hand and borrowings under its revolving credit line to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, with any market purchases to be made during open trading window periods or pursuant to any applicable SEC Rule 10b5-1 trading plans. During the three months ended June 30, 2013, the Company completed its repurchases under the share repurchase program.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: August 8, 2013	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

4.1	Indenture, dated as of April 3, 2013, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.00% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 5, 2013).

4.2	Form of 5.00% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 5, 2013).

4.3	Registration Rights Agreement, dated as of April 3, 2013, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., the Guarantors (as defined therein) and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, U.S. Bancorp Investments, Inc. and Credit Agricole Securities (USA) Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 5, 2013).

10.1	Fourth Amended and Restated Credit Agreement dated as of April 18, 2013 by and among the Company, as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.