Form 10-Q
period 2013-09-30
Ryman Hospitality Properties, Inc.
filed 2013-11-07
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2013
Common Stock, par value $.01	50,526,771 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2013

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited) - September 30, 2013 and December 31, 2012	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) - For the Three Months and Nine Months Ended September 30, 2013 and 2012	4

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Nine Months Ended September 30, 2013 and 2012	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	57

Item 4. Controls and Procedures.	58

Part II - Other Information

Item 1. Legal Proceedings.	58

Item 1A. Risk Factors.	58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	59

Item 3. Defaults Upon Senior Securities.	59

Item 4. Mine Safety Disclosures.	59

Item 5. Other Information.	60

Item 6. Exhibits.	60

SIGNATURES	61

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2013	December 31, 2012
ASSETS:
Property and equipment, net of accumulated depreciation	$2,084,247	$2,148,999
Cash and cash equivalents—unrestricted	52,090	97,170
Cash and cash equivalents—restricted	18,557	6,210
Notes receivable	145,206	149,400
Trade receivables, less allowance of $714 and $623, respectively	52,746	55,343
Deferred financing costs	20,527	11,347
Prepaid expenses and other assets	67,439	63,982

Total assets	$2,440,812	$2,532,451

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,174,813	$1,031,863
Accounts payable and accrued liabilities	156,376	218,461
Deferred income tax liabilities, net	31,200	88,938
Deferred management rights proceeds	184,154	186,346
Dividends payable	25,652	—
Other liabilities	126,602	153,245
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 50,526 and 52,596 shares issued and outstanding, respectively	505	526
Additional paid-in capital	1,223,546	1,250,975
Treasury stock of 465 and 456 shares, at cost	(7,533)	(7,234)
Accumulated deficit	(459,637)	(366,066)
Accumulated other comprehensive loss	(14,866)	(24,603)

Total stockholders’ equity	742,015	853,598

Total liabilities and stockholders’ equity	$2,440,812	$2,532,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rooms	$83,804	$86,173	$265,386	$273,689
Food and beverage	88,193	89,865	285,690	299,165
Other hotel revenue	27,307	31,903	80,640	94,182
Opry and Attractions	21,892	20,188	56,776	53,237

Total revenues	221,196	228,129	688,492	720,273
Operating expenses:
Rooms	26,369	24,933	78,020	72,698
Food and beverage	55,920	56,791	177,574	179,049
Other hotel expenses	65,718	72,175	203,869	219,905
Management fees	3,253	—	10,446	—

Total hotel operating expenses	151,260	153,899	469,909	471,652
Opry and Attractions	15,411	14,216	41,326	39,048
Corporate	5,699	11,217	19,001	37,483
REIT conversion costs	971	51,371	21,383	57,799
Casualty loss	26	173	75	719
Preopening costs	—	1	—	340
Impairment and other charges (non-REIT conversion costs)	110	—	1,357	—
Depreciation and amortization	27,916	30,701	88,979	93,389

Total operating expenses	201,393	261,578	642,030	700,430

Operating income (loss)	19,803	(33,449)	46,462	19,843
Interest expense, net of amounts capitalized	(15,187)	(15,136)	(45,934)	(43,949)
Interest income	3,020	3,081	9,123	9,256
Income from unconsolidated companies	10	—	10	109
Loss on extinguishment of debt	(4,181)	—	(4,181)	—
Other gains and (losses), net	2,318	2,251	2,365	2,251

Income (loss) before income taxes and discontinued operations	5,783	(43,253)	7,845	(12,490)
Benefit for income taxes	12,450	16,581	80,526	798

Income (loss) from continuing operations	18,233	(26,672)	88,371	(11,692)
Loss from discontinued operations, net of income taxes	(202)	(2)	(181)	—

Net income (loss)	18,031	(26,674)	88,190	(11,692)
Loss on call spread modification related to convertible notes	—	—	(4,869)	—

Net income (loss) available to common shareholders	$18,031	$(26,674)	$83,321	$(11,692)

Basic income (loss) per share available to common shareholders:
Income (loss) from continuing operations	$0.36	$(0.57)	$1.62	$(0.24)
Income from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$0.36	$(0.57)	$1.62	$(0.24)

Fully diluted income (loss) per share available to common shareholders:
Income (loss) from continuing operations	$0.30	$(0.57)	$1.33	$(0.24)
Income from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$0.30	$(0.57)	$1.33	$(0.24)

Dividends declared per common share	$0.50	$—	$1.50	$—

Comprehensive income (loss), net of deferred taxes	$18,196	$(26,674)	$97,927	$(11,692)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

(In thousands)

	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$88,190	$(11,692)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
Loss from discontinued operations, net of taxes	181	—
Income from unconsolidated companies	(10)	(109)
Impairment and other charges	1,908	21,287
Benefit for deferred income taxes	(76,884)	(1,601)
Depreciation and amortization	88,979	93,389
Amortization of deferred financing costs	4,057	3,829
Amortization of discount on convertible notes	10,544	10,200
Write-off of deferred financing costs	1,845	—
Loss on extinguishment of debt	4,181	—
Stock-based compensation expense	6,406	5,108
Excess tax benefit from stock-based compensation	(7)	—
Changes in:
Trade receivables	2,597	(18,430)
Interest receivable	2,454	1,869
Income tax receivable	(7,113)	—
Accounts payable and accrued liabilities	(63,300)	29,498
Other assets and liabilities	178	(4,082)

Net cash flows provided by operating activities—continuing operations	64,206	129,266
Net cash flows provided by operating activities—discontinued operations	94	47

Net cash flows provided by operating activities	64,300	129,313

Cash Flows from Investing Activities:
Purchases of property and equipment	(23,584)	(78,189)
Collection of notes receivable	1,740	4,480
Increase in restricted cash and cash equivalents	(12,347)	—
Other investing activities	227	851

Net cash flows used in investing activities—continuing operations	(33,964)	(72,858)
Net cash flows used in investing activities—discontinued operations	—	—

Net cash flows used in investing activities	(33,964)	(72,858)

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit facility	(12,000)	65,000
Issuance of senior notes	350,000	—
Early redemption of senior notes	(152,180)	—
Repurchase and conversion of convertible notes	(99,222)	—
Deferred financing costs paid	(15,516)	(376)
Proceeds from issuance of common stock, net of issuance cost of $1,131	—	32,722
Repurchase of Company stock for retirement	(100,028)	(185,400)
Payment of dividend	(51,162)	—
Proceeds from exercise of stock option and purchase plans	5,206	12,005
Excess tax benefit from stock-based compensation	7	—
Other financing activities, net	(521)	(564)

Net cash flows used in financing activities—continuing operations	(75,416)	(76,613)
Net cash flows provided by financing activities—discontinued operations	—	—

Net cash flows used in financing activities	(75,416)	(76,613)

Net change in cash and cash equivalents	(45,080)	(20,158)
Cash and cash equivalents—unrestricted, beginning of period	97,170	44,388

Cash and cash equivalents—unrestricted, end of period	$52,090	$24,230

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

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

Reclassifications

The Company is electing REIT status for the year ending December 31, 2013. In connection with the Company’s conversion to a REIT and the restructuring of the Company’s business operations as further discussed in Note 3, the Company has revised the presentation of its condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income to be more consistent with its peers within the hospitality REIT industry. For the condensed consolidated balance sheets, these changes consisted of presenting an unclassified balance sheet. For the condensed consolidated statements of operations and comprehensive income, the changes consist of providing revenues and operating expenses as Rooms, Food and Beverage, Other Hotel Revenues/Expenses, Opry and Attractions, and Corporate. As a result, certain amounts in previously issued financial statements have been reclassified to conform to the 2013 presentation as follows:

•	a reduction of $10.7 million in total assets and $10.7 million in total liabilities in the Company’s consolidated balance sheet as of December 31, 2012, as a result of the change in presentation for deferred income taxes under an unclassified balance sheet;

•	a reclassification of $134.8 million of operating costs for the three months ended September 30, 2012 as hotel operating expenses ($122.4 million), Opry and Attractions operating expenses ($10.3 million) and Corporate operating expenses ($2.1 million);

•	a reclassification of $409.0 million of operating costs for the nine months ended September 30, 2012 as hotel operating expenses ($373.0 million), Opry and Attractions operating expenses ($27.9 million) and Corporate operating expenses ($8.1 million);

•	a reclassification of $44.5 million of selling, general and administrative expense for the three months ended September 30, 2012 as hotel operating expenses ($31.5 million), Opry and Attractions operating expenses ($3.9 million) and Corporate operating expenses ($9.1 million); and

•	a reclassification of $139.2 million of selling, general and administrative expense for the nine months ended September 30, 2012 as hotel operating expenses ($98.7 million), Opry and Attractions operating expenses ($11.2 million) and Corporate operating expenses ($29.3 million).

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

The Company has segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months and nine months ended September 30, 2013, the Company incurred $1.0 million and $21.4 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during the three months ended September 30, 2013 include employment and severance costs ($0.4 million), professional fees ($0.1 million), and various other transition costs ($0.5 million). REIT conversion costs incurred during the nine months ended September 30, 2013 include employment and severance costs ($14.3 million), professional fees ($2.1 million), and various other transition costs ($5.0 million). The Company currently estimates that it will incur approximately $1.9 million in one-time costs during the fourth quarter of 2013 related to the REIT conversion.

During the three months and nine months ended September 30, 2012, the Company incurred $51.4 million and $57.8 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during the three months ended September 30, 2012 include impairment charges ($21.3 million), professional fees ($14.0 million), employment and severance costs ($10.3 million), and various other transition costs ($5.8 million). REIT conversion costs incurred during the nine months ended September 30, 2012 include impairment charges ($21.3 million), professional fees ($20.1 million), employment and severance costs ($10.3 million), and various other transition costs ($6.1 million).

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

4. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average shares outstanding—basic	50,524	46,546	51,392	48,073
Effect of dilutive stock-based compensation	460	—	503	—
Effect of convertible notes	5,416	—	6,187	—
Effect of common stock warrants	3,702	—	4,631	—

Weighted average shares outstanding—diluted	60,102	46,546	62,713	48,073

For the three months and nine months ended September 30, 2012, the effect of dilutive stock-based compensation awards was the equivalent of approximately 0.7 million shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months and nine months ended September 30, 2012, these incremental shares were excluded from the computation of dilutive earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.

The Company had stock-based compensation awards outstanding with respect to approximately 0.2 million and 0.8 million shares of common stock for the three months ended September 30, 2013 and 2012, respectively, and approximately 0.1 million and 0.9 million shares of common stock for the nine months ended September 30, 2013 and 2012, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the respective periods as the effect of their inclusion would have been anti-dilutive.

As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in 2009 the Company issued 3.75% Convertible Senior Notes due 2014 (the “Convertible Notes”). The Company intends to settle the outstanding face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion/maturity of the Convertible Notes may be settled in cash or shares of the Company’s common stock. The effect of potentially issuable shares under this conversion spread for the three months and nine months ended September 30, 2012 was the equivalent of approximately 4.0 million and 2.7 million shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations in the three months and nine months ended September 30, 2012, these incremental shares were excluded from the computation of diluted earnings per share for those periods as the effect of their inclusion would have been anti-dilutive. The Convertible Notes are currently convertible through December 31, 2013; however, other than as described in Note 8, the Company has not settled the conversion of any of the Convertible Notes.

In connection with the issuance of the Convertible Notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes whereby the warrant holders may purchase shares of the Company’s stock. As of September 30, 2013, approximately 14.1 million shares of the Company’s common stock were issuable pursuant to the warrants, with an adjusted strike price of $25.96 per share, which reflects the proportionate reduction in the number of warrants associated with the Company’s repurchase of a portion of its Convertible Notes, as described in Note 8, and the adjustments made in connection with the dividend paid by the Company on October 15, 2013. The number of shares underlying the warrants and the strike price thereof are subject to further anti-dilution adjustments, including for quarterly cash dividends paid by the Company. If the average closing price of the Company’s stock during a reporting period exceeds this strike price, these warrants will be dilutive. The warrants may only be settled in shares of the Company’s common stock. The effect of potentially issuable shares under these warrants for the three months and nine months ended September 30, 2012 was the equivalent of approximately 2.1 million and 0.6 million shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations in the three months and nine months ended September 30, 2012, these incremental shares were excluded from the computation of diluted earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.

In June 2013, the Company entered into agreements with the note hedge counterparties to proportionately reduce the number of Purchased Options (as defined below) and the warrants as described in Note 8. These agreements were considered modifications to the Purchased Options and the warrants, and based on the terms of the agreements, the Company recognized a charge of $4.9 million in the nine months ended September 30, 2013, which is recorded as an increase to accumulated deficit and additional paid-in-capital in the accompanying condensed consolidated balance sheets. This charge also represents a deduction from net income in calculating net income available to common shareholders and earnings per share available to common shareholders in the accompanying condensed consolidated statements of operations.

5. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is composed of amounts related to the Company’s minimum pension liability. During the three months and nine months ended September 30, 2013, the Company recorded $0.2 million and $13.7 million, respectively, in other comprehensive income, which primarily represents the decrease in the Company’s pension plan liability as described in Note 10. During the nine months ended September 30, 2013, the Company reclassified $0.2 million from accumulated other comprehensive loss into operating expenses in the Company’s condensed consolidated statements of operations included herein and recorded $4.2 million in tax expense for accumulated other comprehensive income, primarily related to a change in tax rate on the items included in accumulated other comprehensive income due to the Company’s REIT conversion.

6. PROPERTY AND EQUIPMENT:

Property and equipment of continuing operations at September 30, 2013 and December 31, 2012 is recorded at cost and summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Land and land improvements	$242,075	$241,292
Buildings	2,299,304	2,297,343
Furniture, fixtures and equipment	576,753	563,622
Construction-in-progress	26,410	27,534

	3,144,542	3,129,791
Accumulated depreciation	(1,060,295)	(980,792)

Property and equipment, net	$2,084,247	$2,148,999

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

During the three months ended September 30, 2013 and 2012, the Company recorded interest income of $3.0 million and $3.1 million, respectively, on these bonds. During the nine months ended September 30, 2013 and 2012, the Company recorded interest income of $9.1 million and $9.2 million, respectively, on these bonds. The Company received payments of $13.3 million and $15.5 million during the nine months ended September 30, 2013 and 2012, respectively, relating to these notes receivable.

8. DEBT:

The Company’s debt and capital lease obligations related to continuing operations at September 30, 2013 and December 31, 2012 consisted of (in thousands):

	September 30, 2013	December 31, 2012
$1 Billion Credit Facility, interest at LIBOR plus 1.75%, maturing April 18, 2017	$533,000	$—
$925 Million Credit Facility, interest at LIBOR plus 2.0%, originally maturing August 1, 2015	—	545,000
Convertible Senior Notes, interest at 3.75%, maturing October 1, 2014, net of unamortized discount of $13,369 and $26,961	290,689	333,039
Senior Notes, interest at 5.0%, maturing April 15, 2021	350,000	—
Senior Notes, interest at 6.75%, originally maturing November 15, 2014	—	152,180
Capital lease obligations	1,124	1,644

Total debt	1,174,813	1,031,863
Less amounts due within one year	(613)	(130,358)

Total long-term debt	$1,174,200	$901,505

The above decrease in amounts due within one year results from the Company’s intent and ability to refinance all of its convertible notes on a long-term basis if the notes were to be converted at September 30, 2013. At December 31, 2012, because of lower availability to borrow additional funds under its revolving credit facility, the Company had the ability to refinance only a portion of any conversions on a long-term basis.

As of September 30, 2013, the Company was in compliance with all of its covenants related to its debt.

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

As a result of the refinancing of its previous $925 million credit facility, the Company wrote off $1.3 million of deferred financing costs in the nine months ended September 30, 2013, which are included in interest expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2013.

3.75% Convertible Senior Notes

In 2009, the Company issued $360.0 million of the Convertible Notes. The Convertible Notes are convertible, under certain circumstances as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, at the holder’s option, into shares of the Company’s common stock, at an adjusted conversion rate of 46.2165 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an adjusted conversion price of approximately $21.64 per share and reflects the adjustment made for the Company’s dividend that was paid on October 15, 2013. Additional adjustments will be made for quarterly cash dividends paid by the Company pursuant to customary anti-dilution adjustments. The Company may elect, at its option, to deliver shares of its common stock, cash or a combination of cash and shares of its common stock in satisfaction of its obligations upon conversion of the Convertible Notes or at their maturity.

Based on the Company’s stock price during the three months ended September 30, 2013, a condition permitting conversion (as defined in the indenture governing the Convertible Notes) had been satisfied, and thus the Convertible Notes are currently convertible through December 31, 2013. Based on the Company’s borrowing capacity under its $1 billion credit facility as of September 30, 2013, the Convertible Notes have been classified as long-term debt in the above table as of September 30, 2013.

In July 2013, the Company settled the repurchase of and subsequently cancelled $54.7 million of its Convertible Notes in private transactions for aggregate consideration of $98.6 million, which was funded by borrowings under the Company’s revolving credit facility. In connection with the repurchase, the Company entered into agreements with the note hedge counterparties to proportionately reduce the number of outstanding Purchased Options (as defined below) and warrants. In consideration for the agreements, the counterparties paid the Company approximately 0.2 million shares of the Company’s common stock, which were subsequently cancelled by the Company. In addition, in July 2013, the Company settled $1.2 million of Convertible Notes that were converted by a holder. After these repurchase and conversion transactions, $304.1 million in principal amount of the Convertible Notes remain outstanding. As a result of these transactions, the Company recorded a loss on extinguishment of debt of approximately $4.2 million in the three months and nine months ended September 30, 2013. In addition, as the Company accounts for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate (as more fully discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012), the Company recorded a $43.5 million reduction in stockholders’ equity in the three months and nine months ended September 30, 2013.

Concurrently with the offering of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The Purchased Options entitle the Company to purchase shares of the Company’s common stock. As of September 30, 2013, the Purchased Options covered approximately 14.1 million shares, with an adjusted strike price of $21.64 per share (the same as the adjusted conversion price of the Convertible Notes), which reflects the exercise of a portion of the Purchased Options in conjunction with the settlement of Convertible Notes by a holder, the proportionate reduction in the number of Purchased Options associated with the Company’s repurchase of a portion of its Convertible Notes, as described above, and the adjustments made in connection with the dividend paid by the Company on October 15, 2013. The number of shares underlying the Purchased Options and the strike price thereof are subject to further customary anti-dilution adjustments substantially similar to the Convertible Notes, including for quarterly cash dividends. The Company may settle the Purchased Options in shares, cash or a combination of cash and shares, at the Company’s option. Proportionate reductions to the number of shares underlying the Purchased Options may be made in connection with the Company’s repurchase, if any, of Convertible Notes prior to their maturity.

Separately and concurrently with entering into the Purchased Options, the Company also entered into warrant transactions whereby it sold common stock purchase warrants to each of the hedge counterparties. The warrants entitle the counterparties to purchase shares of the Company’s common stock. As of September 30, 2013, the warrants covered approximately 14.1 million shares, with an adjusted strike price of $25.96 per share, which reflects the proportionate reduction in the number of warrants associated with the Company’s repurchase of a portion of its Convertible Notes, as described above, and the adjustments made in connection with the dividend paid by the Company on October 15, 2013. The number of shares underlying the warrants and the strike price thereof are subject to further customary anti-dilution adjustments similar to the adjustments of the Convertible Notes and Purchased Options, including for quarterly cash dividends. The warrants may only be settled at maturity in shares of the Company’s common stock, net of the exercise price. Proportionate reductions to the number of shares underlying the warrants may be made in connection with the Company’s repurchase, if any, of Convertible Notes prior to their maturity.

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

In connection with the issuance of the 5% Senior Notes, the Company entered into a registration rights agreement under which the Company is required to use its commercially reasonable efforts to complete a registered offer to exchange the 5% Senior Notes for registered notes with substantially identical terms as the 5% Senior Notes within 270 days of the closing of the issuance of the 5% Senior Notes. In October 2013, the Company commenced the exchange offer pursuant to a registration statement on Form S-4, which was declared effective by the SEC on October 3, 2013. The Company expects to complete the exchange offer in November 2013.

The net proceeds from the issuance of the 5% Senior Notes totaled approximately $342.0 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used substantially all of these proceeds to repay amounts outstanding under its revolving credit facility.

6.75% Senior Notes

On January 17, 2013, the Company redeemed all of its outstanding 6.75% senior notes at par, which was funded using borrowings under the revolving credit line of the $925 million credit facility. As a result of this redemption, the Company wrote off $0.5 million of deferred financing costs during the nine months ended September 30, 2013, which is included in interest expense in the accompanying condensed consolidated statements of operations.

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

During the nine months ended September 30, 2013, the Company granted 37,000 restricted stock units to certain members of its management team which may vest in 2016 based on the level of performance during the performance period and subject to continued employment. The number of awards that will ultimately vest is based on the Company’s total shareholder return over the three-year performance period ended December 31, 2015 relative to the total shareholder return of a peer group of companies during the same period. The weighted-average grant date fair value of $45.01 per award was determined using a Monte Carlo simulation model, which assumed a risk-free rate of 0.4%, an expected life of 3.0 years and historical volatilities that ranged from 23% to 64%. As these awards include a market condition, the Company records compensation expense for these awards based on the grant date fair value of the award recognized ratably over the vesting period.

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

In connection with the termination of certain employee positions as a result of the REIT conversion discussed in Note 3, during the three months and nine months ended September 30, 2012, approximately 167,500 stock options and approximately 401,000 restricted stock units were forfeited and the Company reversed approximately $2.1 million in compensation costs as a result of these forfeitures. This reversal was recorded as a reduction in REIT conversion costs for the three months and nine months ended September 30, 2012.

At September 30, 2013 and December 31, 2012, 527,153 and 574,933 restricted stock units were outstanding, respectively.

The compensation expense (benefit) that has been charged against pre-tax income (loss) for all of the Company’s stock-based compensation plans was $1.8 million and $(0.2) million for the three months ended September 30, 2013 and 2012, respectively, and $6.4 million and $5.1 million for the nine months ended September 30, 2013 and 2012, respectively.

10. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest cost	$999	$1,086	$2,939	$3,260
Expected return on plan assets	(1,312)	(1,173)	(3,886)	(3,519)
Recognized net actuarial loss	242	1,170	822	3,510
Net settlement loss	188	—	1,478	—

Total net periodic pension expense	$117	$1,083	$1,353	$3,251

As a result of increased lump-sum distributions from the Company’s qualified retirement plan during 2013, partially due to the transfer of a large number of the retirement plan participants to Marriott in connection with the REIT conversion, which resulted in an increase in the number of participants eligible for distributions, a net settlement loss of $0.2 million and $1.5 million was recognized in the three months and nine months ended September 30, 2013, respectively. Approximately $0.7 million of the net settlement loss in the nine months ended September 30, 2013 related to lump-sum distributions to former employees affected by the REIT conversion and has been classified as REIT conversion costs. Approximately $0.2 million and $0.8 million of the net settlement loss in the three months and nine months ended September 30, 2013, respectively, related to lump-sum distributions to former employees not affected by the REIT conversion and has been classified as corporate operating expenses.

In addition, the increase in lump-sum distributions required the Company to re-measure its liability under its pension plan as of May 31, 2013. As a result of the lump-sum distributions and an increase in the plan’s assumed discount rate from 3.6% at December 31, 2012 to 4.0% at May 31, 2013, the Company recorded a $9.5 million reduction in its liability under the plan, which was recorded as a decrease in other liabilities and accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet as of September 30, 2013.

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$—	$14	$—	$43
Interest cost	49	254	146	761
Amortization of net actuarial loss	120	176	358	528
Amortization of prior service credit	(333)	(130)	(998)	(391)

Total net postretirement benefit expense	$(164)	$314	$(494)	$941

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

For the three months ended September 30, 2013, the Company recorded an income tax benefit of $12.5 million, consisting of a tax benefit of $5.4 million related to the current period operations of the Company and a discrete benefit of $7.1 million related to a decrease in deferred tax liabilities associated with the Company’s REIT conversion and the filing of the Company’s 2012 Federal and state income tax returns.

For the nine months ended September 30, 2013, the Company recorded an income tax benefit of $80.5 million. This benefit was primarily due to a benefit of $66.0 million related to the Company’s REIT conversion and a benefit of $6.9 million related to the reversal of liabilities associated with unrecognized tax positions during the nine months ended September 30, 2013, as described below. In addition, the Company recorded a benefit of $1.2 million related to the filing of the Company’s 2012 Federal and state income tax returns and a benefit of $6.4 million related to the current period operations of the Company.

As a result of the Company’s conversion to a REIT, certain net deferred tax liabilities related to the real estate of the Company were reversed, as the REIT will generally not pay federal corporate income tax related to those deferred tax liabilities. In addition, the Company assessed the need for a valuation allowance on the net deferred tax assets of the TRSs. As a result, the Company recorded a net benefit of $66.0 million related to the conversion to a REIT in the nine months ended September 30, 2013.

The Internal Revenue Service has completed its examination of the Company’s federal income tax returns for fiscal years 2008, 2009 and 2010. As a result, issues related to 2010 and earlier years have been effectively settled. The Company has not been notified of any other federal or state audits. Due to the favorable resolution of the federal examination, the Company’s reserve for unrecognized tax benefits decreased by $12.4 million during the nine months ended September 30, 2013, of which $4.8 million was recorded as an income tax benefit. In addition, the Company recorded a reduction to the related accrued interest of $2.1 million as an income tax benefit in the nine months ended September 30, 2013.

As of September 30, 2013 and December 31, 2012, the Company had $0.8 million and $13.2 million of unrecognized tax benefits, respectively, of which $0.8 million and $6.7 million, respectively, would affect the Company’s effective tax rate if recognized. These liabilities are recorded in other liabilities in the accompanying condensed consolidated balance sheets. The Company estimates the overall decrease in unrecognized tax benefits in the next twelve months will be approximately $0.8 million, mainly due to the expiration of various statutes of limitations. As of September 30, 2013 and December 31, 2012, the Company had accrued $0.1 million and $2.2 million, respectively, of interest and no penalties related to uncertain tax positions.

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

In May 2013, the Company completed its repurchases under the repurchase program by repurchasing approximately 2.3 million shares of its common stock for an aggregate purchase price of approximately $100.0 million, which the Company funded using cash on hand and borrowings under the revolving credit line of the Company’s credit facility. The repurchased stock was cancelled by the Company and has been reflected as a reduction of retained earnings in the accompanying condensed consolidated financial statements.

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

On September 13, 2013, the Company’s board of directors declared the Company’s third quarter cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $25.3 million in cash, which was paid on October 15, 2013 to stockholders of record as of the close of business on September 27, 2013.

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

As of September 30, 2013 and December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.

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

The Company had no liabilities required to be measured at fair value at September 30, 2013 and December 31, 2012. The Company’s assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, were as follows (in thousands):

	September 30, 2013	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$17,318	$17,318	$—	$—

Total assets measured at fair value	$17,318	$17,318	$—	$—

	December 31, 2012	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$15,580	$15,580	$—	$—

Total assets measured at fair value	$15,580	$15,580	$—	$—

The remainder of the assets and liabilities held by the Company at September 30, 2013 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 7 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in connection with the development of Gaylord National, the Company received two bonds (“a Series A Bond” and “a Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $87.1 million and $58.1 million, respectively, as of September 30, 2013. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value as of September 30, 2013 and the fair value of the Series B Bond was approximately $39 million as of September 30, 2013. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired as of September 30, 2013.

As of September 30, 2013, the Company had outstanding $304.1 million in aggregate principal amount of Convertible Notes that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on September 30, 2013 was $290.7 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, which the Company considers as Level 2, was approximately $311 million as of September 30, 2013.

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

The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Hospitality	$199,304	$207,941	$631,716	$667,036
Opry and Attractions	21,892	20,188	56,776	53,237
Corporate and Other	—	—	—	—

Total	$221,196	$228,129	$688,492	$720,273

Depreciation and amortization:
Hospitality	$25,599	$26,095	$77,928	$80,977
Opry and Attractions	1,317	1,262	4,002	3,826
Corporate and Other	1,000	3,344	7,049	8,586

Total	$27,916	$30,701	$88,979	$93,389

Operating income (loss):
Hospitality	$22,445	$27,947	$83,879	$114,407
Opry and Attractions	5,164	4,710	11,448	10,363
Corporate and Other	(6,699)	(14,561)	(26,050)	(46,069)
REIT conversion costs	(971)	(51,371)	(21,383)	(57,799)
Casualty loss	(26)	(173)	(75)	(719)
Preopening costs	—	(1)	—	(340)
Impairment and other charges (non-REIT conversion costs)	(110)	—	(1,357)	—

Total operating income (loss)	19,803	(33,449)	46,462	19,843
Interest expense, net of amounts capitalized	(15,187)	(15,136)	(45,934)	(43,949)
Interest income	3,020	3,081	9,123	9,256
Income from unconsolidated companies	10	—	10	109
Loss on extinguishment of debt	(4,181)	—	(4,181)	—
Other gains and (losses), net	2,318	2,251	2,365	2,251

Income (loss) before income taxes and discontinued operations	$5,783	$(43,253)	$7,845	$(12,490)

16. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

The 5% Senior Notes are guaranteed on a senior unsecured basis by the Company, each of the Company’s four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which guarantees the Operating Partnership’s $1 billion credit facility (such subsidiary guarantors, together with the Company, the “Guarantors”). The subsidiary Guarantors are 100% owned, and the guarantees are full and unconditional and joint and several. Not all of the Company’s subsidiaries have guaranteed the 5% Senior Notes.

The following condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis. As further described in Note 3, on October 1, 2012, the Company and its subsidiaries completed a restructuring of assets and operations in connection with the Company’s transition to a REIT. For purposes of presenting the condensed consolidating financial information, the results of the subsidiaries that own the hotel properties are reflected in the guarantor results for periods commencing October 1, 2012. The Operating Partnership was formed in 2012 and had no results prior to October 1, 2012.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,752,207	$332,040	$—	$2,084,247
Cash and cash equivalents—unrestricted	—	57	—	52,033	—	52,090
Cash and cash equivalents—restricted	—	—	—	18,557	—	18,557
Notes receivable	—	—	—	145,206	—	145,206
Trade receivables, less allowance	—	—	—	52,746	—	52,746
Deferred financing costs	—	20,527	—	—	—	20,527
Prepaid expenses and other assets	—	5,347	171,067	64,138	(173,113)	67,439
Intercompany receivables, net	107,027	—	696,229	96,365	(899,621)	—
Investments	2,022,936	2,767,163	526,644	431,239	(5,747,982)	—

Total assets	$2,129,963	$2,793,094	$3,146,147	$1,192,324	$(6,820,716)	$2,440,812

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$290,689	$883,000	$—	$1,124	$—	$1,174,813
Accounts payable and accrued liabilities	(14)	18,712	517	310,561	(173,400)	156,376
Deferred income tax liabilities, net	6,681	(3)	662	23,860	—	31,200
Deferred management rights proceeds	—	—	—	184,154	—	184,154
Dividends payable	25,652	—	—	—	—	25,652
Other liabilities	—	—	73,185	53,130	287	126,602
Intercompany payables, net	725,084	174,390	147	—	(899,621)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	505	1	1	2,387	(2,389)	505
Additional paid-in-capital	1,223,546	1,741,704	2,803,623	1,184,038	(5,729,365)	1,223,546
Treasury stock	(7,533)	—	—	—	—	(7,533)
Accumulated deficit	(134,647)	(24,710)	268,012	(552,064)	(16,228)	(459,637)
Accumulated other comprehensive loss	—	—	—	(14,866)	—	(14,866)

Total stockholders’ equity	1,081,871	1,716,995	3,071,636	619,495	(5,747,982)	742,015

Total liabilities and stockholders’ equity	$2,129,963	$2,793,094	$3,146,147	$1,192,324	$(6,820,716)	$2,440,812

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,798,827	$350,172	$—	$2,148,999
Cash and cash equivalents—unrestricted	—	—	(595)	97,765	—	97,170
Cash and cash equivalents—restricted	—	—	—	6,210	—	6,210
Notes receivable	—	—	—	149,400	—	149,400
Trade receivables, less allowance	—	—	—	55,343	—	55,343
Deferred financing costs	—	11,347	—	—	—	11,347
Prepaid expenses and other assets	—	—	—	64,119	(137)	63,982
Intercompany receivables, net	485,219	—	—	—	(485,219)	—
Investments	1,202,809	2,771,696	1,208,937	450,261	(5,633,703)	—

Total assets	$1,688,028	$2,783,043	$3,007,169	$1,173,270	$(6,119,059)	$2,532,451

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$485,219	$545,000	$—	$1,644	$—	$1,031,863
Accounts payable and accrued liabilities	—	15,514	(1,535)	204,904	(422)	218,461
Deferred income tax liabilities, net	(386)	(1,448)	99,674	(8,902)	—	88,938
Deferred management rights proceeds	—	—	—	186,346	—	186,346
Other liabilities	—	—	83,477	69,483	285	153,245
Intercompany payables, net	—	485,219	—	—	(485,219)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	526	—	—	2,388	(2,388)	526
Additional paid-in-capital	1,250,975	1,741,704	2,803,618	1,184,041	(5,729,363)	1,250,975
Treasury stock	(7,234)	—	—	—	—	(7,234)
Accumulated deficit	(41,072)	(2,946)	21,935	(442,031)	98,048	(366,066)
Accumulated other comprehensive loss	—	—	—	(24,603)	—	(24,603)

Total stockholders’ equity	1,203,195	1,738,758	2,825,553	719,795	(5,633,703)	853,598

Total liabilities and stockholders’ equity	$1,688,028	$2,783,043	$3,007,169	$1,173,270	$(6,119,059)	$2,532,451

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$83,804	$—	$83,804
Food and beverage	—	—	—	88,193	—	88,193
Other hotel revenue	—	—	64,147	28,723	(65,563)	27,307
Opry and Attractions	—	—	—	21,892	—	21,892

Total revenues	—	—	64,147	222,612	(65,563)	221,196
Operating expenses:
Rooms	—	—	—	26,369	—	26,369
Food and beverage	—	—	—	55,920	—	55,920
Other hotel expenses	—	—	10,891	117,488	(62,661)	65,718
Management fees	—	—	—	3,253	—	3,253

Total hotel operating expenses	—	—	10,891	203,030	(62,661)	151,260
Opry and Attractions	—	—	—	15,411	—	15,411
Corporate	—	201	—	5,498	—	5,699
Corporate overhead allocation	(12)	—	2,914	—	(2,902)	—
REIT conversion costs	—	—	—	971	—	971
Casualty loss	—	—	—	26	—	26
Impairment and other charges (non-REIT conversion costs)	—	—	—	110	—	110
Depreciation and amortization	—	—	14,936	12,980	—	27,916

Total operating expenses	(12)	201	28,741	238,026	(65,563)	201,393

Operating income (loss)	12	(201)	35,406	(15,414)	—	19,803

Interest expense, net of amounts capitalized	(6,402)	(8,774)	—	(11)	—	(15,187)
Interest income	—	—	—	3,020	—	3,020
Income from unconsolidated companies	—	—	—	10	—	10
Loss on extinguishment of debt	(4,181)	—	—	—	—	(4,181)
Other gains and (losses), net	—	—	—	2,318	—	2,318

Income (loss) before income taxes and discontinued operations	(10,571)	(8,975)	35,406	(10,077)	—	5,783
(Provision) benefit for income taxes	2,732	4,720	(8,821)	13,819	—	12,450
Equity in subsidiaries’ earnings, net	25,870	—	—	—	(25,870)	—

Income (loss) from continuing operations	18,031	(4,255)	26,585	3,742	(25,870)	18,233
Loss from discontinued operations, net of taxes	—	—	—	(202)	—	(202)

Net income (loss)	$18,031	$(4,255)	$26,585	$3,540	$(25,870)	$18,031

Comprehensive income (loss)	$18,196	$(4,255)	$26,585	$3,705	$(26,035)	$18,196

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2012

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$86,173	$—	$86,173
Food and beverage	—	—	—	89,865	—	89,865
Other hotel revenue	(6,328)	—	—	31,961	6,270	31,903
Opry and Attractions	7	—	—	20,181	—	20,188

Total revenues	(6,321)	—	—	228,180	6,270	228,129
Operating expenses:
Rooms	—	—	—	24,933	—	24,933
Food and beverage	—	—	—	56,791	—	56,791
Other hotel expenses	—	—	—	72,233	(58)	72,175
Management fees	—	—	—	—	—	—

Total hotel operating expenses	—	—	—	153,957	(58)	153,899
Opry and Attractions	—	—	—	14,216	—	14,216
Corporate	5,406	—	—	5,811	—	11,217
Corporate overhead allocation	—	—	—	(6,328)	6,328	—
REIT conversion costs	22,046	—	—	29,325	—	51,371
Casualty loss	45	—	—	128	—	173
Preopening costs	—	—	—	1	—	1
Depreciation and amortization	851	—	—	29,850	—	30,701

Total operating expenses	28,348	—	—	226,960	6,270	261,578

Operating income (loss)	(34,669)	—	—	1,220	—	(33,449)
Interest expense, net of amounts capitalized	(15,299)	—	—	(29,965)	30,128	(15,136)
Interest income	24,952	—	—	8,257	(30,128)	3,081
Income from unconsolidated companies	—	—	—	—	—	—
Other gains and (losses), net	—	—	—	2,251	—	2,251

Loss before income taxes and discontinued operations	(25,016)	—	—	(18,237)	—	(43,253)
Benefit for income taxes	8,276	—	—	8,305	—	16,581
Equity in subsidiaries’ losses, net	(9,934)	—	—	—	9,934	—

Loss from continuing operations	(26,674)	—	—	(9,932)	9,934	(26,672)
Loss from discontinued operations, net of taxes	—	—	—	(2)	—	(2)

Net loss	$(26,674)	$—	$—	$(9,934)	$9,934	$(26,674)

Comprehensive loss	$(26,674)	$—	$—	$(9,934)	$9,934	$(26,674)

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$265,386	$—	$265,386
Food and beverage	—	—	—	285,690	—	285,690
Other hotel revenue	—	—	200,662	91,040	(211,062)	80,640
Opry and Attractions	—	—	—	56,776	—	56,776

Total revenues	—	—	200,662	698,892	(211,062)	688,492
Operating expenses:
Rooms	—	—	—	78,020	—	78,020
Food and beverage	—	—	—	177,574	—	177,574
Other hotel expenses	—	—	33,391	370,913	(200,435)	203,869
Management fees	—	—	—	10,446	—	10,446

Total hotel operating expenses	—	—	33,391	636,953	(200,435)	469,909
Opry and Attractions	—	—	—	41,326	—	41,326
Corporate	—	867	1	18,133	—	19,001
Corporate overhead allocation	2,108	—	8,519	—	(10,627)	—
REIT conversion costs	—	—	—	21,383	—	21,383
Casualty loss	—	—	—	75	—	75
Impairment and other charges (non-REIT conversion costs)	—	—	1,246	111	—	1,357
Depreciation and amortization	—	—	44,823	44,156	—	88,979

Total operating expenses	2,108	867	87,980	762,137	(211,062)	642,030

Operating income (loss)	(2,108)	(867)	112,682	(63,245)	—	46,462

Interest expense, net of amounts capitalized	(22,308)	(23,587)	—	(39)	—	(45,934)
Interest income	—	—	—	9,123	—	9,123
Income from unconsolidated companies	—	—	—	10	—	10
Loss on extinguishment of debt	(4,181)	—	—	—	—	(4,181)
Other gains and (losses), net	—	—	—	2,365	—	2,365

Income (loss) before income taxes and discontinued operations	(28,597)	(24,454)	112,682	(51,786)	—	7,845
(Provision) benefit for income taxes	2,508	2,689	133,396	(58,067)	—	80,526
Equity in subsidiaries’ earnings, net	114,279	—	—	—	(114,279)	—

Income (loss) from continuing operations	88,190	(21,765)	246,078	(109,853)	(114,279)	88,371
Loss from discontinued operations, net of taxes	—	—	—	(181)	—	(181)

Net income (loss)	$88,190	$(21,765)	$246,078	$(110,034)	$(114,279)	$88,190

Comprehensive income (loss)	$97,927	$(21,765)	$246,078	$(100,297)	$(124,016)	$97,927

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2012

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$273,689	$—	$273,689
Food and beverage	—	—	—	299,165	—	299,165
Other hotel revenue	5,757	—	—	94,343	(5,918)	94,182
Opry and Attractions	21	—	—	53,216	—	53,237

Total revenues	5,778	—	—	720,413	(5,918)	720,273
Operating expenses:
Rooms	—	—	—	72,698	—	72,698
Food and beverage	—	—	—	179,049	—	179,049
Other hotel expenses	—	—	—	220,066	(161)	219,905
Management fees	—	—	—	—	—	—

Total hotel operating expenses	—	—	—	471,813	(161)	471,652
Opry and Attractions	—	—	—	39,048	—	39,048
Corporate	16,446	—	—	21,037	—	37,483
Corporate overhead allocation	—	—	—	5,757	(5,757)	—
REIT conversion costs	27,426	—	—	30,373	—	57,799
Casualty loss	321	—	—	398	—	719
Preopening costs	22	—	—	318	—	340
Depreciation and amortization	2,377	—	—	91,012	—	93,389

Total operating expenses	46,592	—	—	659,756	(5,918)	700,430

Operating income (loss)	(40,814)	—	—	60,657	—	19,843
Interest expense, net of amounts capitalized	(44,593)	—	—	(89,648)	90,292	(43,949)
Interest income	75,413	—	—	24,135	(90,292)	9,256
Income from unconsolidated companies	—	—	—	109	—	109
Other gains and (losses), net	—	—	—	2,251	—	2,251

Loss before income taxes and discontinued operations	(9,994)	—	—	(2,496)	—	(12,490)
Benefit for income taxes	637	—	—	161	—	798
Equity in subsidiaries’ losses, net	(2,335)	—	—	—	2,335	—

Loss from continuing operations	(11,692)	—	—	(2,335)	2,335	(11,692)
Income from discontinued operations, net of taxes	—	—	—	—	—	—

Net loss	$(11,692)	$—	$—	$(2,335)	$2,335	$(11,692)

Comprehensive loss	$(11,692)	$—	$—	$(2,335)	$2,335	$(11,692)

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$397,379	$(322,427)	$37	$(10,783)	$—	$64,206
Net cash provided by discontinued operating activities	—	—	—	94	—	94

Net cash provided by (used in) operating activities	397,379	(322,427)	37	(10,689)	—	64,300

Purchases of property and equipment	—	—	558	(24,142)	—	(23,584)
Collection of notes receivable	—	—	—	1,740	—	1,740
Increase in restricted cash and cash equivalents	—	—	—	(12,347)	—	(12,347)
Other investing activities	—	—	—	227	—	227

Net cash provided by (used in) investing activities — continuing operations	—	—	558	(34,522)	—	(33,964)
Net cash used in investing activities — discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	—	558	(34,522)	—	(33,964)

Net repayments under credit facility	—	(12,000)	—	—	—	(12,000)
Issuance of senior notes	—	350,000	—	—	—	350,000
Early redemption of senior notes	(152,180)	—	—	—	—	(152,180)
Repurchase and conversion of convertible notes	(99,222)	—	—	—		(99,222)
Deferred financing costs paid	—	(15,516)	—	—	—	(15,516)
Repurchase of Company stock for retirement	(100,028)	—	—	—	—	(100,028)
Payment of dividend	(51,162)	—	—	—	—	(51,162)
Proceeds from exercise of stock option and purchase plans	5,206	—	—	—	—	5,206
Excess tax benefit from stock-based compensation	7	—	—	—	—	7
Other financing activities, net	—	—	—	(521)	—	(521)

Net cash provided by (used in) financing activities — continuing operations	(397,379)	322,484	—	(521)	—	(75,416)
Net cash used in financing activities — discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	(397,379)	322,484	—	(521)	—	(75,416)

Net change in cash and cash equivalents	—	57	595	(45,732)	—	(45,080)
Cash and cash equivalents at beginning of period	—	—	(595)	97,765	—	97,170

Cash and cash equivalents at end of period	$—	$57	$—	$52,033	$—	$52,090

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2012

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by continuing operating activities	$62,976			$66,290	$—	$129,266
Net cash provided by discontinued operating activities	—	—	—	47	—	47

Net cash provided by operating activities	62,976	—	—	66,337	—	129,313

Purchases of property and equipment	(6,648)	—		(71,541)	—	(78,189)
Collection of notes receivable	—	—	—	4,480	—	4,480
Other investing activities	—	—	—	851	—	851

Net cash used in investing activities — continuing operations	(6,648)	—	—	(66,210)	—	(72,858)
Net cash used in investing activities — discontinued operations	—	—	—	—	—	—

Net cash used in investing activities	(6,648)	—	—	(66,210)	—	(72,858)

Net borrowings under credit facility	65,000		—	—	—	65,000
Deferred financing costs paid	(376)		—	—	—	(376)
Proceeds from issuance of common stock	32,722	—	—	—	—	32,722
Repurchase of Company stock for retirement	(185,400)	—	—	—	—	(185,400)
Proceeds from exercise of stock option and purchase plans	12,005	—	—	—	—	12,005
Other financing activities, net	—	—	—	(564)	—	(564)

Net cash used in financing activities — continuing operations	(76,049)	—	—	(564)	—	(76,613)
Net cash used in financing activities — discontinued operations	—	—	—	—	—	—

Net cash used in financing activities	(76,049)	—	—	(564)	—	(76,613)

Net change in cash and cash equivalents	(19,721)	—	—	(437)	—	(20,158)
Cash and cash equivalents at beginning of period	37,562	—		6,826	—	44,388

Cash and cash equivalents at end of period	$17,841	$—	$—	$6,389	$—	$24,230

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT for federal income tax purposes effective for the year ending December 31, 2013; (ii) the anticipated benefits of the REIT conversion and our sale of the Gaylord Hotels brand and rights to manage our Gaylord Hotels properties to Marriott International, Inc., including potential increases in revenue and anticipated cost synergies; (iii) estimated costs related to the REIT conversion; (iv) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries; (v) our announced dividend policy, including the frequency and amount of any dividend we may pay; (vi) potential growth opportunities, including future expansion of our existing asset portfolio through acquisitions; (vii) the anticipated pace of recovery in demand for products and services provided by the lodging industry relative to general economic conditions; (viii) Marriott’s ability to effectively manage our hotels and other properties; (ix) our anticipated capital expenditures; (x) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third-parties, including management agreements with Marriott; and (xi) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

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

In recent months, our Gaylord Hotels properties have experienced difficulties in group sales booking levels, particularly with respect to 2013 stays, as overall weakness in the group sector and difficulties related to the management transition to Marriott have impacted our results. Lower than expected in-the-year, for-the-year bookings, cost synergies not being realized as quickly as anticipated, and operating cost inefficiencies from the transition to Marriott systems and procedures have adversely impacted our results. We and Marriott are working jointly to improve performance in key areas, including tailoring sales efforts, increasing sales staff, and focusing on cost savings initiatives. These efforts have resulted in improvements in the third quarter of 2013, including increased bookings over the prior year; however, we are continuing to work with Marriott in these areas to ensure further improvement going forward.

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

On October 1, 2012, we sold the Gaylord Hotels brand and rights to manage our Gaylord Hotels properties for $210.0 million in cash (the “Marriott sale transaction”), pursuant to that certain Purchase Agreement, dated May 30, 2012, by and among Gaylord Entertainment Company, Gaylord Hotels, Inc., Marriott Hotel Services, Inc., and Marriott. In connection with the Marriott sale transaction, each of our TRS lessees for our Gaylord Hotels properties is now a party to a management agreement (one for each of our Gaylord Hotels properties) and a pooling agreement with Marriott. Under the management agreements, on October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of our Gaylord Hotels properties. We do not have the authority to require Marriott to manage the day-to-day operations of our Gaylord Hotels properties in a particular manner, although we do have consent and approval rights for certain matters under the hotel management agreements, subject to the limitations described therein. Each management agreement has a term expiring in 2047, with three automatic ten-year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of the management agreements requires us to pay Marriott a base management fee of 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement provides for (i) the calculation of incentive management fees for the Gaylord Hotels properties on an aggregated basis; and (ii) the application of the limitations on secured debt on an aggregated basis. The incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis.

In addition to the Marriott sale transaction, certain of our TRSs entered into additional management agreements with Marriott pursuant to which Marriott assumed responsibility for managing the day-to-day operations of the General Jackson, Gaylord Springs and the Wildhorse Saloon beginning October 1, 2012, and the Inn at Opryland beginning December 1, 2012.

We have segregated all costs related to these transactions from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months and nine months ended September 30, 2013, we incurred $1.0 million and $21.4 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during the three months ended September 30, 2013 include employment and severance costs ($0.4 million), professional fees ($0.1 million), and various other transition costs ($0.5 million). REIT conversion costs incurred during the nine months ended September 30, 2013 include employment and severance costs ($14.3 million), professional fees ($2.1 million), and various other transition costs ($5.0 million). We estimate that we will incur approximately $1.9 million in one-time costs during the fourth quarter of 2013 related to the REIT conversion.

During the three months and nine months ended September 30, 2012, we incurred $51.4 million and $57.8 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during the three months ended September 30, 2012 include impairment charges ($21.3 million), professional fees ($14.0 million), employment and severance costs ($10.3 million), and various other transition costs ($5.8 million). REIT conversion costs incurred during the nine months ended September 30, 2012 include impairment charges ($21.3 million), professional fees ($20.1 million), employment and severance costs ($10.3 million), and various other transition costs ($6.1 million).

Dividend Policy and Share Repurchase Program

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) or 100% of REIT taxable income, whichever is greater. On February 14, 2013, our board of directors declared our first quarterly cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $25.8 million in cash, which was paid on April 12, 2013 to stockholders of record as of the close of business on March 28, 2013. On June 3, 2013, our board of directors declared a quarterly cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $25.3 million in cash, which was paid on July 15, 2013 to stockholders of record as of the close of business on June 28, 2013. On September 13, 2013, our board of directors declared a quarterly cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $25.3 million in cash, which was paid on October 15, 2013 to stockholders of record as of the close of business on September 27, 2013. We currently plan to pay a quarterly cash dividend of $0.50 per share in January 2014. The declaration, timing and amount of dividends will be determined by future action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

On December 17, 2012, we announced that our board of directors authorized a share repurchase program for up to $100.0 million of our common stock using cash on hand and borrowings under our revolving credit line, to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, with any market purchases to be made during open trading window periods or pursuant to any applicable SEC Rule 10b5-1 trading plans. In May 2013, we completed our repurchases under the repurchase program by repurchasing approximately 2.3 million shares of our common stock for an aggregate purchase price of approximately $100.0 million, which we funded using cash on hand and borrowings under the revolving credit line of our credit facility. The repurchased stock was cancelled and has been reflected as a reduction of retained earnings in the accompanying condensed consolidated financial statements.

6.75% Senior Note Redemption, Placement of 5% Senior Notes, Credit Facility Refinancing and Convertible Note Repurchases

As further described below in “Liquidity and Capital Resources—Principal Debt Agreements,” (i) on January 17, 2013, we redeemed all of our outstanding 6.75% senior notes at par at a cost of $152.2 million; (ii) on April 3, 2013, certain of our subsidiaries completed the private placement of $350.0 million in aggregate principal amount of senior notes due 2021; (iii) on April 18, 2013, we refinanced our $925 million credit facility by entering into a $1 billion senior secured credit facility; and (iv) in July 2013, we repurchased and cancelled $54.7 million of our 3.75% convertible notes in private transactions for aggregate consideration of $98.6 million.

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

Expansion of Hotel Asset Portfolio. While we intend our short-term capital allocation strategy to focus on paying cash dividends to stockholders, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. As a REIT, we no longer view independent, large-scale development of resort and convention hotels as part of our long-term growth strategy.

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

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National and the Inn at Opryland. Beginning October 1, 2012, Marriott assumed responsibility for the day-to-day management of our Gaylord Hotels properties. Effective December 1, 2012, under an additional management agreement, Marriott assumed responsibility for managing the day-to-day operations of the Inn at Opryland.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions. In connection with our REIT conversion, we own our Opry and Attractions businesses in TRSs, which conduct their business consistent with past practice, except that Marriott operates the General Jackson, Wildhorse Saloon and Gaylord Springs pursuant to management agreements as discussed above.

•	Corporate and Other, consisting of our corporate expenses. We anticipate that our corporate overhead expenses within the Corporate and Other segment will be lower in 2013 than in 2012 as a result of the REIT conversion.

For the three months and nine months ended September 30, 2013 and 2012, our total revenues were divided among these business segments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2013	2012	2013	2012
Hospitality	90%	91%	92%	93%
Opry and Attractions	10%	9%	8%	7%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and nine months ended September 30, 2013 and 2012. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Unaudited Three Months Ended September 30,				Unaudited Nine Months Ended September 30,
	2013	%	2012	%	2013	%	2012	%
Income Statement Data:
REVENUES:
Rooms	$83,804	37.9%	$86,173	37.8%	$265,386	38.5%	$273,689	38.0%
Food and beverage	88,193	39.9%	89,865	39.4%	285,690	41.5%	299,165	41.5%
Other hotel revenue	27,307	12.3%	31,903	14.0%	80,640	11.7%	94,182	13.1%
Opry and Attractions	21,892	9.9%	20,188	8.8%	56,776	8.2%	53,237	7.4%

Total revenues	221,196	100.0%	228,129	100.0%	688,492	100.0%	720,273	100.0%

OPERATING EXPENSES:
Rooms	26,369	11.9%	24,933	10.9%	78,020	11.3%	72,698	10.1%
Food and beverage	55,920	25.3%	56,791	24.9%	177,574	25.8%	179,049	24.9%
Other hotel expenses	65,718	29.7%	72,175	31.6%	203,869	29.6%	219,905	30.5%
Management fees	3,253	1.5%	—	0.0%	10,446	1.5%	—	0.0%
Opry and Attractions	15,411	7.0%	14,216	6.2%	41,326	6.0%	39,048	5.4%
Corporate	5,699	2.6%	11,217	4.9%	19,001	2.8%	37,483	5.2%
REIT conversion costs	971	0.4%	51,371	22.5%	21,383	3.1%	57,799	8.0%
Casualty loss	26	0.0%	173	0.1%	75	0.0%	719	0.1%
Preopening costs	—	0.0%	1	0.0%	—	0.0%	340	0.0%
Impairment and other charges (non-REIT conversion)	110	0.0%	—	0.0%	1,357	0.2%	—	0.0%
Depreciation and amortization:
Hospitality	25,599	11.6%	26,095	11.4%	77,928	11.3%	80,977	11.2%
Opry and Attractions	1,317	0.6%	1,262	0.6%	4,002	0.6%	3,826	0.5%
Corporate and Other	1,000	0.5%	3,344	1.5%	7,049	1.0%	8,586	1.2%

Total depreciation and amortization	27,916	12.6%	30,701	13.5%	88,979	12.9%	93,389	13.0%

Total operating expenses	201,393	91.0%	261,578	114.7%	642,030	93.3%	700,430	97.2%

OPERATING INCOME (LOSS):
Hospitality	22,445	11.3%	27,947	13.4%	83,879	13.3%	114,407	17.2%
Opry and Attractions	5,164	23.6%	4,710	23.3%	11,448	20.2%	10,363	19.5%
Corporate and Other	(6,699)	(A)	(14,561)	(A)	(26,050)	(A)	(46,069)	(A)
REIT conversion costs	(971)	(A)	(51,371)	(A)	(21,383)	(A)	(57,799)	(A)
Casualty loss	(26)	(A)	(173)	(A)	(75)	(A)	(719)	(A)
Preopening costs	—	(A)	(1)	(A)	—	(A)	(340)	(A)
Impairment and other charges (non-REIT conversion)	(110)	(A)	—	(A)	(1,357)	(A)	—	(A)

Total operating income (loss)	19,803	9.0%	(33,449)	-14.7%	46,462	6.7%	19,843	2.8%
Interest expense, net of amounts capitalized	(15,187)	(A)	(15,136)	(A)	(45,934)	(A)	(43,949)	(A)
Interest income	3,020	(A)	3,081	(A)	9,123	(A)	9,256	(A)
Income from unconsolidated companies	10	(A)	—	(A)	10	(A)	109	(A)
Loss on extinguishment of debt	(4,181)	(A)	—	(A)	(4,181)	(A)	—	(A)
Other gains and (losses), net	2,318	(A)	2,251	(A)	2,365	(A)	2,251	(A)
Benefit for income taxes	12,450	(A)	16,581	(A)	80,526	(A)	798	(A)
Loss from discontinued operations, net	(202)	(A)	(2)	(A)	(181)	(A)	—	(A)

Net income (loss)	18,031	(A)	(26,674)	(A)	88,190	(A)	(11,692)	(A)
Loss on call spread modification related to convertible notes	—	(A)	—	(A)	(4,869)	(A)	—	(A)

Net income (loss) available to common shareholders	$18,031	(A)	$(26,674)	(A)	$83,321	(A)	$(11,692)	(A)

(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results

The following table summarizes our financial results for the three months and nine months ended September 30, 2013 and 2012 (in thousands, except percentages and per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Total revenues	$221,196	$228,129	-3.0%	$688,492	$720,273	-4.4%
Total operating expenses	201,393	261,578	-23.0%	642,030	700,430	-8.3%
Operating income (loss)	19,803	(33,449)	159.2%	46,462	19,843	134.1%
Net income (loss)	18,031	(26,674)	167.6%	88,190	(11,692)	854.3%
Net income (loss) available to common shareholders	18,031	(26,674)	167.6%	83,321	(11,692)	812.6%
Net income (loss) per share available to common shareholders—fully diluted	0.30	(0.57)	152.6%	1.33	(0.24)	654.2%

Total Revenues

The decrease in our total revenues for the three months ended September 30, 2013, as compared to the same period in 2012, is attributable to a decrease in our Hospitality segment revenue of $8.6 million for the 2013 period, partially offset by an increase in our Opry and Attractions segment revenue of $1.7 million for the 2013 period, as discussed more fully below. The decrease in our total revenues for the nine months ended September 30, 2013, as compared to the same period in 2012, is attributable to a decrease in our Hospitality segment revenue of $35.3 million for the 2013 period, partially offset by an increase in our Opry and Attractions segment revenue of $3.5 million for the 2013 period, as discussed more fully below. The decrease in Hospitality segment revenue includes the effect of outsourcing retail operations at Gaylord Opryland, Gaylord Texan and Gaylord National beginning in the fourth quarter of 2012, as discussed more fully below.

Total Operating Expenses

The decrease in our total operating expenses for the three months ended September 30, 2013, as compared to the same period in 2012, is primarily due to a $50.4 million decrease in REIT conversion costs during the 2013 period, as well as a $5.5 million decrease in operating expenses in our Corporate and Other segment, as discussed more fully below. The decrease in our total operating expenses for the nine months ended September 30, 2013, as compared to the same period in 2012, is primarily due to a $36.4 million decrease in REIT conversion costs during the 2013 period, as well as a $18.5 million decrease in operating expenses in our Corporate and Other segment, as discussed more fully below.

Net Income (Loss)

Our net income of $18.0 million for the three months ended September 30, 2013, as compared to a net loss of $26.7 million for the same period in 2012, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $4.1 million decrease in the benefit for income taxes during the 2013 period, as compared to the 2012 period.

•	A $4.2 million loss on the extinguishment of debt primarily associated with the repurchase of a portion of our 3.75% convertible notes during the 2013 period.

Our net income of $88.2 million for the nine months ended September 30, 2013, as compared to a net loss of $11.7 million for the same period in 2012, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $79.7 million increase in the benefit for income taxes during the 2013 period, as compared to the 2012 period.

•	A $4.2 million loss on the extinguishment of debt primarily associated with the repurchase of a portion of our 3.75% convertible notes during the 2013 period.

•	A $2.0 million increase in interest expense, net of amounts capitalized, during the 2013 period, as compared to the 2012 period.

Factors and Trends Contributing to Operating Performance

The most important factors and trends contributing to our operating performance during the three months and nine months ended September 30, 2013 described herein were:

•	Difficulties in group sales booking levels, particularly with respect to 2013 stays, as overall weakness in the group sector and difficulties related to the management transition to Marriott have impacted our results. Our joint effort with Marriott has resulted in improvement in the third quarter of 2013, including increased bookings over the prior year; however, we are continuing to work with Marriott in these areas to ensure further improvement going forward.

•	Cost synergies not being realized as quickly as anticipated and operating costs inefficiencies from the transition to Marriott systems and procedures have impacted our results.

•	The REIT conversion, specifically, $1.0 million and $21.4 million in REIT conversion costs during the three months and nine months ended September 30, 2013, respectively, and $51.4 million and $57.8 million of REIT conversion costs during the three months and nine months ended September 30, 2012, respectively.

•	Decreased occupancy levels at Gaylord National (a decrease of 4.9 and 5.1 percentage points of occupancy, respectively, during the 2013 periods, as compared to the 2012 periods), primarily due to decreased levels of group and governmental business. The decrease in governmental business is primarily attributable to the U.S. government sequestration and included several large government-related groups that cancelled during the nine-month period in 2013. Further, for groups that did travel, the sequestration drove many of these groups to reduce attendance and banquet spending while they were on property, which negatively impacted both occupancy and total revenue.

•	Decreased outside-the-room spending at each of our hotel properties (a decrease of 5.1% and 6.5%, respectively, during the 2013 periods, as compared to the 2012 periods), primarily due to a decrease in banquets. This decrease in outside-the-room spending was driven by a shift in the mix of group business during the 2013 periods from higher-rated corporate business to lower-rated social, military, education, religious and fraternal groups and transient guests.

•	Increased attrition levels for the 2013 periods, as compared to the 2012 periods, which decreased our operating income, RevPAR and Total RevPAR. Attrition for the 2013 periods was 12.2% and 11.2% of bookings, respectively, compared to 10.2% and 7.1%, respectively, for the 2012 periods.

•	In-the-year, for-the-year cancellations for the nine-month 2013 period were up 34.1%, as compared to the 2012 period, primarily associated with cancellations from governmental groups. However, in-the-year, for-the-year cancellations for the three-month 2013 period were down 55.3%, as compared to the 2012 period.

•	A decrease of $5.5 million and $18.5 million, respectively, in corporate expenses for the 2013 periods, as compared to the 2012 periods, primarily due to the transition of the Company to a REIT, which resulted in lower employment costs.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and nine months ended September 30, 2013 and 2012 (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Rooms	$83,804	$86,173	-2.7%	$265,386	$273,689	-3.0%
Food and beverage	88,193	89,865	-1.9%	285,690	299,165	-4.5%
Other hotel revenue	27,307	31,903	-14.4%	80,640	94,182	-14.4%

Total hospitality revenue (1)	199,304	207,941	-4.2%	631,716	667,036	-5.3%
Hospitality operating expenses:
Rooms	26,369	24,933	5.8%	78,020	72,698	7.3%
Food and beverage	55,920	56,791	-1.5%	177,574	179,049	-0.8%
Other hotel expenses	65,718	72,175	-8.9%	203,869	219,905	-7.3%
Management fees	3,253	—	100.0%	10,446	—	100.0%
Depreciation and amortization	25,599	26,095	-1.9%	77,928	80,977	-3.8%

Total Hospitality operating expenses	176,859	179,994	-1.7%	547,837	552,629	-0.9%

Hospitality operating income (2)	$22,445	$27,947	-19.7%	$83,879	$114,407	-26.7%

Hospitality performance metrics:
Occupancy	71.2%	70.0%	1.7%	70.9%	71.9%	-1.4%
ADR	$158.02	$165.18	-4.3%	$169.35	$171.66	-1.3%
RevPAR (3)	$112.49	$115.67	-2.7%	$120.04	$123.35	-2.7%
Total RevPAR (4)	$267.52	$279.11	-4.2%	$285.75	$300.62	-4.9%
Net Definite Group Room Nights Booked	309,000	222,000	39.2%	954,000	1,015,000	-6.0%

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels properties and the Inn at Opryland for all periods presented.
(2)	Hospitality segment operating income does not include REIT conversion costs of $0.4 million and $7.4 million during the three months and nine months ended September 30, 2013, respectively, and $10.2 million during the three months and nine months ended September 30, 2012. Hospitality segment operating income also does not include $0.1 million and $1.4 million of impairment charges (non-REIT conversion costs) during the three months and nine months ended September 30, 2013, respectively, and does not include $0.3 million of preopening costs during the nine months ended September 30, 2012. See the discussion of REIT conversion costs, impairment charges (non-REIT conversion costs) and preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The decrease in total Hospitality segment revenue in the three months ended September 30, 2013, as compared to the same period in 2012, is primarily due to decreases of $6.2 million, $4.1 million and $2.2 million at Gaylord National, Gaylord Texan and Gaylord Palms, respectively, partially offset by an increase of $3.2 million at Gaylord Opryland. The decrease in total Hospitality segment revenue in the nine months ended September 30, 2013, as compared to the same period in 2012, is primarily due to decreases of $11.4 million, $9.3 million, $8.2 million and $7.3 million at Gaylord National, Gaylord Palms, Gaylord Texan and Gaylord Opryland, respectively. The decrease in both periods is primarily a result of decreased outside-the-room spending during the 2013 periods as a result of a decrease in group business and an increase in transient business discussed below, as well as the effect of outsourcing retail sales operations at Gaylord Opryland, Gaylord Texan and Gaylord National during the fourth quarter of 2012. The properties now only receive rental lease payments rather than full retail revenue and associated expense. The net impact of this change in retail sales operations resulted in a decrease in revenue for the three months and nine months ended September 30, 2013, as compared to the same periods in 2012 of approximately $2.8 million and $7.9 million, respectively, and also affected Total RevPAR.

The percentage of group versus transient business based on rooms sold for our hospitality segment for the periods presented was approximately as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Group	71%	77%	75%	80%
Transient	29%	23%	25%	20%

The proportional increase in transient business during the three months and nine months ended September 30, 2013, as compared to the same periods in 2012, was primarily the result of a decrease in group business, primarily at Gaylord Palms and Gaylord Texan due to decreased group business, and Gaylord National, due to decreased governmental business, and an increase in transient business as a result of joining the Marriott brand, which has also allowed us to fill more rooms with transient guests when group business is down.

The increase in rooms operating expenses in the three months ended September 30, 2013, as compared to the same period in 2012, is primarily attributable to increases at Gaylord Opryland and Gaylord National, partially offset by a decrease at Gaylord Texan, as described below. The increase in rooms operating expenses in the nine months ended September 30, 2013, as compared to the same period in 2012, is primarily attributable to increases at Gaylord National and Gaylord Opryland, as described below.

The decrease in food and beverage operating expenses in the three months and nine months ended September 30, 2013, as compared to the same periods in 2012, is attributable to decreases at Gaylord Texan and Gaylord Palms, partially offset by increases at Gaylord National and Gaylord Opryland, as described below.

Other hotel expenses for the three months and nine months ended September 30, 2013 and 2012 consist of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Administrative employment costs	$22,169	$24,848	-10.8%	$71,229	$75,761	-6.0%
Utilities	6,970	7,687	-9.3%	19,719	20,602	-4.3%
Property taxes	6,728	7,678	-12.4%	20,605	22,116	-6.8%
Other	29,851	31,962	-6.6%	92,316	101,426	-9.0%

Total other hotel expenses	$65,718	$72,175	-8.9%	$203,869	$219,905	-7.3%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs decreased during the three months and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to a decrease at Gaylord Opryland. Utility costs decreased during the three months and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to a decrease at Gaylord National. Property taxes decreased during the three months and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily as a result of a decrease at Gaylord Opryland. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, decreased during the three months and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily as a result of decreases at Gaylord National and Gaylord Opryland.

As discussed above, beginning in the fourth quarter of 2012, each of our management agreements with Marriott requires us to pay Marriott a base management fee of 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. We accrued $4.0 million and $12.6 million in total base management fees to Marriott related to our Hospitality segment properties during the three months and nine months ended September 30, 2013, respectively, which are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 3 to the accompanying condensed consolidated financial statements included herein. We did not accrue an incentive management fee to Marriott related to our Hospitality segment properties during the three months or nine months ended September 30, 2013.

Total Hospitality segment depreciation and amortization expense decreased slightly in the three months and nine months ended September 30, 2013, as compared to the same periods in 2012.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and nine months ended September 30, 2013 and 2012.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and nine months ended September 30, 2013 and 2012 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Rooms	$30,500	$27,577	10.6%	$88,634	$88,676	0.0%
Food and beverage	26,222	22,598	16.0%	83,939	83,149	1.0%
Other hotel revenue	9,956	13,277	-25.0%	28,420	36,475	-22.1%

Total revenue	66,678	63,452	5.1%	200,993	208,300	-3.5%
Operating expenses:
Rooms	8,475	7,595	11.6%	24,586	22,964	7.1%
Food and beverage	15,919	15,235	4.5%	50,958	50,733	0.4%
Other hotel expenses	20,259	23,786	-14.8%	60,802	71,642	-15.1%
Management fees	1,099	—	100.0%	3,316	—	100.0%
Depreciation and amortization	8,292	8,001	3.6%	24,994	26,046	-4.0%

Total operating expenses	54,044	54,617	-1.0%	164,656	171,385	-3.9%
Performance metrics:
Occupancy	75.5%	67.5%	11.9%	72.2%	70.6%	2.3%
ADR	$152.29	$154.14	-1.2%	$156.02	$158.97	-1.9%
RevPAR	$115.03	$104.01	10.6%	$112.65	$112.30	0.3%
Total RevPAR	$251.48	$239.31	5.1%	$255.46	$263.78	-3.2%

Rooms revenue and RevPAR increased at Gaylord Opryland during the three months ended September 30, 2013 and remained stable during the nine months ended September 30, 2013, as compared to the same periods in 2012. The increase for the three-month 2013 period was primarily a result of the increase in occupancy, which was due to an increase in both group and transient business. Rooms expenses increased during the three months ended September 30, 2013 as compared to the same period in 2012, primarily as a result of increased variable expenses associated with the increase in occupancy. Rooms expenses increased during the nine months ended September 30, 2013 as compared to the same period in 2012, as a result of increased variable expenses associated with the increase in occupancy, as well as increased labor costs.

The increase in food and beverage revenue at Gaylord Opryland during the three months and nine months ended September 30, 2013 as compared to the same periods in 2012 was primarily due to the increase in occupancy and the resulting increase in banquets and restaurant outlets. Food and beverage expenses increased in the three months and nine months ended September 30, 2013 as compared to the same periods in 2012, as a result of the increase in variable expenses related to the increase in revenue.

As discussed above, under Marriott’s management of Gaylord Opryland, the retail sales operations of the hotel were outsourced to a third-party retailer in the fourth quarter of 2012. The property now only receives rental lease payments rather than the full retail revenue and associated expense. This decrease of approximately $1.5 million and $4.6 million, as well as decreased collection of attrition and cancellation fees in the 2013 periods, are the primary factors in the decrease in other revenue during the three months and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. Other hotel expenses decreased in the three months and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily due to decreased employment costs, decreased property taxes, and decreased sales and marketing costs as a result of increased synergies from the Marriott transition.

Depreciation and amortization increased slightly at Gaylord Opryland during the three months ended September 30, 2013 as compared to the same period in 2012. Depreciation and amortization decreased during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily as a result of the 2012 period including expense related to the disposal of certain fixed assets associated with a corridor renovation.

Gaylord Palms Results. The results of Gaylord Palms for the three months and nine months ended September 30, 2013 and 2012 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Rooms	$12,765	$13,428	-4.9%	$47,322	$50,087	-5.5%
Food and beverage	15,285	17,425	-12.3%	59,813	65,112	-8.1%
Other hotel revenue	5,051	4,469	13.0%	14,797	16,008	-7.6%

Total revenue	33,101	35,322	-6.3%	121,932	131,207	-7.1%
Operating expenses:
Rooms	4,212	4,193	0.5%	13,167	12,766	3.1%
Food and beverage	9,888	10,683	-7.4%	34,405	36,084	-4.7%
Other hotel expenses	13,817	13,823	0.0%	45,812	44,671	2.6%
Management fees	533	—	100.0%	2,060	—	100.0%
Depreciation and amortization	4,472	4,712	-5.1%	13,452	13,600	-1.1%

Total operating expenses	32,922	33,411	-1.5%	108,896	107,121	1.7%
Performance metrics:
Occupancy	68.6%	70.7%	-3.0%	75.5%	77.5%	-2.6%
ADR	$143.93	$146.76	-1.9%	$163.21	$167.70	-2.7%
RevPAR	$98.68	$103.81	-4.9%	$123.28	$130.01	-5.2%
Total RevPAR	$255.90	$273.07	-6.3%	$317.67	$340.58	-6.7%

Rooms revenue and RevPAR decreased at Gaylord Palms during the three months and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily as a result of a decrease in occupancy and ADR as a result of a decrease in group rooms, and was partially offset by an increase in both transient occupancy and transient rate. Despite lower occupancy, Gaylord Palms was not able to reduce rooms expenses during the three months and nine months ended September 30, 2013 as compared to the same periods in 2012. For the three-month 2013 period, the decrease in variable costs associated with the decrease in occupancy was offset by increased reservation costs. For the nine-month 2013 period, the property experienced two large group cancellations during the 2013 period, which lowered revenue, but did not lower rooms expenses in a similar manner.

The decrease in food and beverage revenue at Gaylord Palms during the three months and nine months ended September 30, 2013 as compared to the same periods in 2012 was primarily due to the decrease in group rooms discussed above and the resulting decrease in banquet revenue. In addition, the nine-month 2013 period was impacted by the two large group cancellations discussed above. This decrease was partially offset by the addition of the sports bar and pool bar at the property for the full nine-month 2013 period. These additions were opened in the first quarter of 2012. Food and beverage expenses decreased in the three months and nine months ended September 30, 2013 as compared to the same periods in 2012, as the decrease in variable expenses related to the decrease in revenue was partially offset by increased employee benefit costs.

Other revenue at Gaylord Palms increased slightly during the three months ended September 30, 2013 and decreased during the nine months ended September 30, 2013 as compared to the same periods in 2012. The decrease in the nine-month 2013 period was primarily a result of decreased special events revenue in January 2013 as compared to the prior year period relating to the end of our annual Christmas programs in January. Other hotel expenses were stable in the three months ended September 30, 2013 and increased in the nine months ended September 30, 2013 as compared to the same periods in 2012. The increase in the nine-month 2013 period was primarily as a result of increased employee benefit costs and increased property taxes, partially offset by decreased sales and marketing costs as a result of the Marriott management agreement.

Depreciation and amortization decreased slightly at Gaylord Palms during the three months and nine months ended September 30, 2013, as compared to the same period in 2012.

Gaylord Texan Results. The results of Gaylord Texan for the three months and nine months ended September 30, 2013 and 2012 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Rooms	$16,319	$18,325	-10.9%	$50,438	$52,329	-3.6%
Food and beverage	19,829	21,473	-7.7%	62,303	67,286	-7.4%
Other hotel revenue	6,437	6,855	-6.1%	18,459	19,790	-6.7%

Total revenue	42,585	46,653	-8.7%	131,200	139,405	-5.9%
Operating expenses:
Rooms	4,343	4,577	-5.1%	12,916	12,530	3.1%
Food and beverage	11,586	13,226	-12.4%	37,492	39,960	-6.2%
Other hotel expenses	14,083	14,777	-4.7%	42,968	43,796	-1.9%
Management fees	685	—	100.0%	2,124	—	100.0%
Depreciation and amortization	4,300	4,223	1.8%	13,117	14,036	-6.5%

Total operating expenses	34,997	36,803	-4.9%	108,617	110,322	-1.5%
Performance metrics:
Occupancy	74.1%	78.0%	-5.0%	71.9%	72.9%	-1.4%
ADR	$158.42	$168.90	-6.2%	$170.02	$173.33	-1.9%
RevPAR	$117.39	$131.82	-10.9%	$122.27	$126.39	-3.3%
Total RevPAR	$306.34	$335.60	-8.7%	$318.06	$336.71	-5.5%

Rooms revenue and RevPAR decreased at Gaylord Texan during the three months and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily as a result of a decrease in occupancy and ADR as a result of a decrease in group rooms and several large group cancellations during the third quarter of 2013. Rooms expenses decreased during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to decreased variable costs associated with the decrease in occupancy. Rooms expenses increased during the nine months ended September 30, 2013, as compared to the same period in 2012, as the large group cancellations did not result in a significant decrease in variable costs typically associated with a decrease in occupancy.

The decrease in food and beverage revenue at Gaylord Texan during the three months and nine months ended September 30, 2013 as compared to the same periods in 2012 was primarily due to the decrease in group business and the resulting decrease in banquet revenue. Food and beverage expenses decreased in the three months and nine months ended September 30, 2013 as compared to the same periods in 2012, as a result of the decrease in variable expenses related to the decrease in revenue.

Under Marriott’s management of Gaylord Texan, the retail sales operations of the hotel were outsourced to a third-party retailer in the fourth quarter of 2012. The property now only receives rental lease payments rather than the full retail revenue and associated expense. Other revenue at Gaylord Texan decreased during the three months and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily as a result of the approximate $0.8 million and $1.9 million decrease in retail revenue, respectively, partially offset by an increase in attrition and cancellation fee collections. Other hotel expenses decreased in the three months and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily as a result of decreased employment costs.

Depreciation and amortization remained stable at Gaylord Texan during the three months ended September 30, 2013 and decreased during the nine months ended September 30, 2013, as compared to the same periods in 2012. The decrease in the nine-month 2013 period was primarily a result of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2004 becoming fully depreciated during 2012.

Gaylord National Results. The results of Gaylord National for the three months and nine months ended September 30, 2013 and 2012 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Rooms	$22,037	$25,172	-12.5%	$72,879	$77,201	-5.6%
Food and beverage	25,966	27,564	-5.8%	77,368	81,422	-5.0%
Other hotel revenue	5,821	7,270	-19.9%	18,839	21,834	-13.7%

Total revenue	53,824	60,006	-10.3%	169,086	180,457	-6.3%
Operating expenses:
Rooms	8,656	8,084	7.1%	25,519	23,038	10.8%
Food and beverage	17,860	16,971	5.2%	52,903	50,364	5.0%
Other hotel expenses	16,681	19,013	-12.3%	51,767	57,382	-9.8%
Management fees	874	—	100.0%	2,776	—	100.0%
Depreciation and amortization	8,192	8,813	-7.0%	25,311	26,373	-4.0%

Total operating expenses	52,263	52,881	-1.2%	158,276	157,157	0.7%
Performance metrics:
Occupancy	64.1%	69.0%	-7.1%	65.3%	70.4%	-7.2%
ADR	$187.12	$198.67	-5.8%	$204.93	$200.59	2.2%
RevPAR	$120.01	$137.07	-12.4%	$133.75	$141.16	-5.2%
Total RevPAR	$293.11	$326.78	-10.3%	$310.30	$329.96	-6.0%

Rooms revenue and RevPAR decreased at Gaylord National during the three months and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily as a result of a decrease in occupancy and ADR for group and governmental rooms primarily as a result of the sequestration-related cancellations discussed above. In addition, the property experienced high attrition during the three months and nine months ended September 30, 2013, which was nearly twice as high as the same periods in 2012. Rooms expenses increased at Gaylord National during the three months and nine months ended September 30, 2013 as compared to the same periods in 2012, as the property experienced higher employee benefit costs during the 2013 periods as a result of increased union benefits that were negotiated at the property’s opening in 2008. This increase was partially offset by lower variable costs associated with the decrease in occupancy.

Food and beverage revenue decreased during the three months and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily as a result of the decrease in group and governmental rooms and the resulting decrease in banquets. Food and beverage expenses increased in the three months and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily due to increased employee benefit costs as a result of increased union benefits that were negotiated at the property’s opening in 2008.

Under Marriott’s management of Gaylord National, the retail sales operations of the hotel were outsourced to a third-party retailer in the fourth quarter of 2012. The property now only receives rental lease payments rather than the full retail revenue and associated expense. Other revenue at Gaylord National decreased during the three months and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to the decrease in retail revenue of approximately $0.5 million and $1.4 million, respectively, as well as decreased ancillary revenues, such as parking and resort fees, related to the decrease in occupancy, partially offset by an increase in attrition and cancellation fee collections. Other hotel expenses decreased in the three months and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily as a result of decreased sales and marketing costs as a result of the Marriott management agreement.

Depreciation and amortization decreased at Gaylord National during the three months and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily as a result of a portion of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2008 becoming fully depreciated during 2013.

Opry and Attractions Segment

Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$21,892	$20,188	8.4%	$56,776	$53,237	6.6%
Operating expenses	15,411	14,216	8.4%	41,326	39,048	5.8%
Depreciation and amortization	1,317	1,262	4.4%	4,002	3,826	4.6%

Operating income (1)	$5,164	$4,710	9.6%	$11,448	$10,363	10.5%

(1)	Opry and Attractions segment operating income does not include $0.1 million of REIT conversion costs during the nine months ended September 30, 2013. Opry and Attractions segment operating income also does not include $0.1 million and $0.4 million of casualty loss during the three months and nine months ended September 30, 2012, respectively. See the discussion of REIT conversion costs and casualty loss set forth below.

Opry and Attractions segment revenue increased during the three months and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to an increase at the Grand Ole Opry primarily due to increased attendance.

Opry and Attractions operating expenses increased during the three months and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily as a result of increased variable expenses related to the increase in revenue.

Opry and Attractions depreciation expense remained stable in the three months and nine months ended September 30, 2013, as compared to the same periods in 2012.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Operating expenses	$5,699	$11,217	-49.2%	$19,001	$37,483	-49.3%
Depreciation and amortization	1,000	3,344	-70.1%	7,049	8,586	-17.9%

Operating loss (1)	$(6,699)	$(14,561)	54.0%	$(26,050)	$(46,069)	43.5%

(1)	Corporate and Other segment operating loss does not include $0.5 million and $41.2 million of REIT conversion costs during the three months ended September 30, 2013 and 2012, respectively, and $13.9 million and $47.6 million of REIT conversion costs during the nine months ended September 30, 2013 and 2012, respectively. Corporate and Other segment operating loss also does not include $0.1 million and $0.3 million of casualty loss during the nine months ended September 30, 2013 and 2012, respectively. See the discussion of REIT conversion costs and casualty loss set forth below.

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, decreased in the three months and nine months ended September 30, 2013, as compared to same periods in 2012, due primarily to lower employment costs that resulted from the reduction in the number of corporate employees due to the REIT conversion.

Corporate and Other depreciation and amortization expense decreased in the three months and nine months ended September 30, 2013, as compared with the same periods in 2012, primarily due to the disposal of certain fixed assets that were no longer required as a result of our conversion to a REIT.

Operating Results – REIT Conversion Costs

We have segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months and nine months ended September 30, 2013, we incurred $1.0 million and $21.4 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during the three months ended September 30, 2013 include employment and severance costs ($0.4 million), professional fees ($0.1 million), and various other transition costs ($0.5 million). REIT conversion costs incurred during the nine months ended September 30, 2013 include employment and severance costs ($14.3 million), professional fees ($2.1 million), and various other transition costs ($5.0 million).

During the three months and nine months ended September 30, 2012, we incurred $51.4 million and $57.8 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during the three months ended September 30, 2012 include impairment charges ($21.3 million), professional fees ($14.0 million), employment and severance costs ($10.3 million), and various other transition costs ($5.8 million). REIT conversion costs incurred during the nine months ended September 30, 2012 include impairment charges ($21.3 million), professional fees ($20.1 million), employment and severance costs ($10.3 million), and various other transition costs ($6.1 million).

Operating Results – Casualty Loss

As a result of the Nashville flood (which occurred during May 2010 and is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2012), the Company recognized approximately $0.2 million and $0.7 million of casualty loss expense during the three months and nine months ended September 30, 2012, respectively, which primarily represents non-capitalized repairs of equipment within our Opry and Attractions segment.

Operating Results – Preopening Costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for the nine months ended September 30, 2012 primarily relate to our new sports bar entertainment facility at Gaylord Palms which opened in February 2012.

Operating Results – Impairment and Other Charges (non-REIT conversion costs)

During the nine months ended September 30, 2013, we incurred $1.4 million in impairment charges related to equipment at Gaylord National.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Interest expense, net of amounts capitalized	$(15,187)	$(15,136)	-0.3%	$(45,934)	$(43,949)	-4.5%
Interest income	3,020	3,081	-2.0%	9,123	9,256	-1.4%
Income from unconsolidated companies	10	—	100.0%	10	109	-90.8%
Loss on extinguishment of debt	(4,181)	—	-100.0%	(4,181)	—	-100.0%
Other gains and (losses), net	2,318	2,251	3.0%	2,365	2,251	5.1%
Benefit for income taxes	12,450	16,581	-24.9%	80,526	798	9991.0%
Loss from discontinued operations, net of taxes	(202)	(2)	-10000.0%	(181)	—	-100.0%

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, increased $0.1 million to $15.2 million during the three months ended September 30, 2013, as compared to the same period in 2012, and increased $2.0 million to $45.9 million during the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to an increase in interest expense associated with our 5% senior notes that were issued in April 2013, partially offset by a decrease in interest expense associated with our redeemed 6.75% senior notes, which were redeemed in January 2013, and our 3.75% convertible notes, due to a decrease in outstanding principal, primarily as a result of our repurchase of a portion of those notes in July 2013.

Cash interest expense increased $0.1 million to $10.5 million in the three months ended September 30, 2013, as compared to the same period in 2012 and decreased $1.1 million to $29.4 million in the nine months ended September 30, 2013, as compared to the same period in 2012. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, remained stable at $4.7 million in the three months ended September 30, 2013, as compared to the same period in 2012 and increased $3.1 million to $16.5 million in the nine months ended September 30, 2013, as compared to the same period in 2012.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the periods, was 5.0% and 5.2% for the three months and 5.0% and 5.3% for the nine months ended September 30, 2013 and 2012, respectively.

Interest Income

Interest income for the three months and nine months ended September 30, 2013 and 2012 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

Income from Unconsolidated Companies

We account for our previous minority investments under the equity method of accounting. Income from unconsolidated companies for the nine months ended September 30, 2012 consisted of income from these investments.

Loss on Extinguishment of Debt

In July 2013, we settled the repurchase of and subsequently cancelled $54.7 million of our 3.75% convertible notes in private transactions for aggregate consideration of $98.6 million, which was funded by borrowings under our revolving credit facility. In addition, we settled $1.2 million of convertible notes that were converted by a holder. As a result of these transactions, we recorded a loss on extinguishment of debt of approximately $4.2 million in the three months and nine months ended September 30, 2013.

Other Gains and (Losses)

Other gains and (losses), net for the three months and nine months ended September 30, 2013 and 2012 consists of $2.3 million from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses.

Benefit for Income Taxes

For the three months and nine months ended September 30, 2013, we recorded an income tax benefit of $12.5 million and $80.5 million, respectively. The benefit for the three-month period is primarily due to a benefit of $7.1 million related to adjustments for the REIT conversion and filing of the 2012 Federal and state income tax returns and a benefit of $5.4 million related to our current period operations. The benefit for the nine-month period is primarily due to a benefit of $66.0 million related to the REIT conversion, $6.9 million in tax benefits related primarily to the reversal of liabilities associated with unrecognized tax positions, and a benefit of $1.2 million related to the filing of the 2012 Federal and state income tax returns. In addition, we recorded an income tax benefit of $6.4 million related to our current period operations.

For the three months and nine months ended September 30, 2012, which was prior to our REIT conversion, we recorded an income tax benefit of $16.6 million and $0.8 million, respectively, which was related to our regular operations and included the effect of permanent adjustments related to REIT transaction costs, executive compensation, and changes in valuation allowances.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the nine months ended September 30, 2013, our net cash flows provided by operating activities—continuing operations were $64.2 million, reflecting primarily cash provided by our income from continuing operations before non-cash depreciation expense, amortization expense, impairment and other charges, income tax benefit, stock-based compensation expense, excess tax benefit from stock-based compensation, loss on extinguishment of debt and the write-off of deferred financing costs of approximately $129.4 million, partially offset by unfavorable changes in working capital of approximately $65.2 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses primarily related to the payment of accrued compensation, accrued REIT conversion costs and accrued expenses associated with our hotel holiday programs, a decrease in accounts payable at our managed properties due to the timing of payments as new payment processes are developed, and an increase in income taxes receivable, partially offset by an increase in accrued interest on our 3.75% convertible notes. It should be noted that the reversal of deferred tax liabilities and the recognition of valuation allowances on the net deferred tax assets of our TRSs represents the majority of the reconciling item of $76.9 million from net income to net cash flows provided by operating activities. These tax items, and their related impact on our cash provided by operating activities, are the result of our REIT conversion, and we paid out no cash in connection with such reversal and recognition.

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

Cash Flows From Investing Activities. During the nine months ended September 30, 2013, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $23.6 million, which consisted primarily of ongoing maintenance capital expenditures for our existing properties and included $0.5 million of capitalized personnel costs, and an increase in restricted cash and cash equivalents associated with the FF&E reserve we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us.

During the nine months ended September 30, 2012, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $78.2 million and included $1.5 million of capitalized personnel costs, partially offset by the receipt of $4.5 million in principal payments on the bonds that were received in connection with the development of Gaylord National. Our capital expenditures during the nine months ended September 30, 2012 consisted primarily of the completion of the renovation of the guestrooms, a new sports bar entertainment facility and new resort pools at Gaylord Palms, the completion of the enhancement to our flood protection system at Gaylord Opryland, and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the nine months ended September 30, 2013, our net cash flows used in financing activities were approximately $75.4 million, primarily reflecting the payment of $152.2 million to redeem all of our outstanding 6.75% senior notes, $100.0 million to repurchase 2.3 million shares of our common stock for retirement, $98.6 million to repurchase and cancel $54.7 million of our Convertible Notes in private transactions, the payment of $51.2 million in cash dividends, and the payment of $15.5 million in deferred financing costs, partially offset by the issuance of $350.0 million in 5% senior notes.

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

Liquidity

As of September 30, 2013, we had $52.1 million in unrestricted cash and $460.1 million available for borrowing under our $1 billion credit facility, which we refinanced in April 2013 with an increased and extended facility that matures in 2017. During the nine months ended September 30, 2013, we redeemed all of our existing 6.75% senior notes at par at a cost of $152.2 million, repurchased and retired 2.3 million shares of our common stock at a purchase price of $100.0 million, repurchased $54.7 million of our Convertible Notes for aggregate consideration of $98.6 million, and paid cash dividends of $51.2 million. These net outflows, partially offset by the issuance of $350.0 million in 5% senior notes in April 2013, were the primary factors in the decrease in our cash balance from December 31, 2012 to September 30, 2013.

During the nine months ended September 30, 2013, we incurred $21.4 million of various costs associated with the REIT conversion, and we currently estimate that we will incur approximately $1.9 million in costs during the fourth quarter of 2013 related to the REIT conversion. Further, on April 3, 2013, certain of our subsidiaries issued $350.0 million in aggregate principal amount of senior notes due 2021 in a private placement. Substantially all of the net proceeds of approximately $342.0 million from the private placement were used to repay amounts then outstanding under our $925 million credit facility. Then, on April 12, 2013, we paid a cash dividend in the amount of $0.50 per share of common stock, or an aggregate of $25.8 million in cash, to stockholders of record as of the close of business on March 28, 2013. On July 15, 2013, we paid a cash dividend in the amount of $0.50 per share of common stock, or an aggregate of $25.3 million in cash, to stockholders of record as of the close of business on June 28, 2013. On October 15, 2013, we paid a cash dividend in the amount of $0.50 per share of common stock, or an aggregate of $25.3 million in cash, to stockholders of record as of the close of business on September 27, 2013. We currently plan to pay a quarterly cash dividend of $0.50 per share in January 2014, subject to future determinations as to the timing and amount by our board of directors. In addition, in July 2013, we settled the repurchase of and subsequently cancelled $54.7 million of our 3.75% convertible notes in private transactions for aggregate consideration of $98.6 million, which was funded by borrowings under our revolving credit facility.

We anticipate investing in our operations during the remainder of 2013 by spending between $11 million and $13 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities.

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

Our outstanding principal debt agreements, none of which mature prior to October 2014, are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to 2014.

Principal Debt Agreements

As of September 30, 2013, we were in compliance with all covenants related to our outstanding debt.

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

As a result of the refinancing of the previous $925 million credit facility, we wrote off $1.3 million of deferred financing costs during the nine months ended September 30, 2013, which are included in interest expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2013.

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

As of September 30, 2013, $533.0 million of borrowings were outstanding under the $1 billion credit facility, and the lending banks had issued $6.9 million of letters of credit under the facility, which left $460.1 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our 5% senior notes due 2021).

3.75% Convertible Senior Notes. In 2009, we issued $360.0 million of 3.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1. The Convertible Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of our common stock, at an adjusted conversion rate of 46.2165 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an adjusted conversion price of approximately $21.64 per share and reflects the adjustment made for our dividend that was paid on October 15, 2013. We may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion or maturity of the Convertible Notes. We intend to settle the face value of the Convertible Notes in cash.

In July 2013, we settled the repurchase of and subsequently cancelled $54.7 million of our Convertible Notes in private transactions for aggregate consideration of $98.6 million, which was funded by borrowings under our revolving credit facility. In connection with the repurchase, we entered into agreements with the note hedge counterparties to proportionately reduce the number of outstanding purchased options and warrants. In consideration for the agreements, the counterparties paid us approximately 0.2 million shares of our common stock, which we subsequently cancelled. In addition, in July 2013, we settled $1.2 million of Convertible Notes that were converted by a holder. After these repurchase and conversion transactions, $304.1 million in principal amount of the notes remain outstanding. As a result of these transactions, we recorded a loss on extinguishment of debt of approximately $4.2 million in the three months and nine months ended September 30, 2013. In addition, as we account for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects our nonconvertible debt borrowing rate (as more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2012), we recorded a $43.5 million reduction in stockholders’ equity in the three months and nine months ended September 30, 2013.

Concurrently with the offering of the Convertible Notes, we entered into convertible note hedge transactions with respect to our common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The Purchased Options entitle us to purchase shares of our common stock. The Purchased Options cover approximately 14.1 million shares, with an adjusted strike price of $21.64 per share (the same as the adjusted conversion price of the Convertible Notes), which reflects the exercise of a portion of the Purchased Options in conjunction with the settlement of Convertible Notes by a holder, the proportionate reduction in the number of

Purchased Options associated with our repurchase of a portion of our Convertible Notes, as discussed above, and the adjustments made in connection with the dividend we paid on October 15, 2013. The number of shares underlying the Purchased Options and the strike price thereof are subject to further customary anti-dilution adjustments substantially similar to the Convertible Notes, including for quarterly cash dividends. We may settle the Purchased Options in shares, cash or a combination of cash and shares, at our option. Proportionate reductions to the number of shares underlying the Purchased Options may be made in connection with our repurchase, if any, of Convertible Notes prior to their maturity.

Separately and concurrently with entering into the Purchased Options, we sold common stock purchase warrants to the hedge counterparties whereby the warrant holders may purchase shares of our common stock. The warrants cover approximately 14.1 million shares, with an adjusted strike price of $25.96 per share, which reflects the proportionate reduction in the number of warrants associated with our repurchase of a portion of our Convertible Notes, as discussed above, and the adjustments made in connection with the dividend we paid on October 15, 2013. The number of shares underlying the warrants and the strike price thereof are subject to further customary anti-dilution adjustments similar to the adjustments of the Convertible Notes and the Purchased Options, including for quarterly cash dividends. The warrants may only be settled at maturity in shares of our common stock, net of the exercise price. Proportionate reductions to the number of shares underlying the warrants may be made in connection with our repurchase, if any, of Convertible Notes prior to their maturity.

The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. Based on our stock price during the three months ended September 30, 2013, the first condition permitting conversion of the Convertible Notes was satisfied and, thus, the Convertible Notes are currently convertible through December 31, 2013. Other than the $1.2 million of Convertible Notes that were converted by a holder in July 2013, we have not settled the conversion of any of the Convertible Notes. Based on our borrowing capacity under the refinanced $1 billion credit facility, the Convertible Notes have been classified as long-term debt. Based on the Company’s September 30, 2013 closing stock price of $34.51, the “if-converted value” of the Convertible Notes exceeds the face amount by $180.9 million; however, after giving effect to the exercise of the Purchased Options and warrants associated with the Convertible Notes as described in our Form 10-K for the year ended December 31, 2012, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $120.5 million or a 3.5 million net share issuance, or a combination of cash and stock, at our option. Based on our cash on hand and our availability under the $1 billion credit facility, as of September 30, 2013, we do not expect any liquidity issues should the Convertible Notes be converted.

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

In connection with the issuance of the 5% Senior Notes, we entered into a registration rights agreement under which we are required to use our commercially reasonable efforts to complete a registered offer to exchange the 5% Senior Notes for registered notes with substantially identical terms as the 5% Senior Notes within 270 days of the closing of the issuance of the 5% Senior Notes. In October 2013, we commenced the exchange offer pursuant to a registration statement on Form S-4, which was declared effective by the SEC on October 3, 2013. We expect to complete the exchange offer in November 2013.

Our net proceeds from the issuance of the 5% Senior Notes totaled approximately $342.0 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used substantially all of these proceeds to repay amounts outstanding under our revolving credit facility.

6.75% Senior Notes. On January 17, 2013, we redeemed our remaining 6.75% senior notes (the “6.75% Senior Notes”) at par at a cost of $152.2 million, which was funded using operational cash flow and borrowings under the revolving credit line of our $925 million credit facility. As a result of this redemption, we wrote off $0.5 million of deferred financing costs in the nine months ended September 30, 2013. We completed our offering of

$225.0 million in aggregate principal amount of the 6.75% Senior Notes in 2004. The 6.75% Senior Notes were scheduled to mature on November 15, 2014, and bore interest at 6.75% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year. The 6.75% Senior Notes were redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The 6.75% Senior Notes ranked equally in right of payment with our other unsecured unsubordinated debt, but were effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes were guaranteed on a senior unsecured basis by generally most of our significant active domestic subsidiaries.

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

Off-Balance Sheet Arrangements

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our credit facility had issued $6.9 million of letters of credit as of September 30, 2013. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2013, including long-term debt and operating and capital lease commitments (amounts in thousands):

Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$1,187,058	$—	$304,058	$533,000	$350,000
Capital leases	1,124	613	511	—	—
Operating leases (2)	636,354	6,211	11,025	8,651	610,467
Construction commitments (3)	17,407	17,407	—	—	—
Other	7,810	5,406	2,404	—	—

Total contractual obligations	$1,849,753	$29,637	$317,998	$541,651	$960,467

(1)	Long-term debt commitments do not include approximately $180.8 million in interest payments projected to be due in future years (less than 1 year – $39.5 million; 1-3 years – $56.1 million; 3-5 years – $40.7 million; more than 5 years – $44.5 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at September 30, 2013 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the interest we paid during 2012, 2011 and 2010.
(2)	Total operating lease commitments of $636.4 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(3)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2013, the amount funded into the reserve accounts will be 3.0% of the respective property’s total annual revenue. As of September 30, 2013, $17.4 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets, stock-based compensation, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no newly identified critical accounting policies in the first nine months of 2013 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements included herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are from changes in interest rates and equity prices and changes in asset values of investments that fund our pension plan.

Risk Related to Changes in Interest Rates

Borrowings outstanding under our $1 billion credit facility currently bear interest at an annual rate of LIBOR plus 1.75%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $533.0 million in borrowings outstanding under our $1 billion credit facility as of September 30, 2013 would increase by approximately $5.3 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at September 30, 2013. As a result, the interest rate market risk implicit in these investments at September 30, 2013, if any, is low.

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

Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge transactions intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock, as measured under the Convertible Notes, at the time of exercise is greater than the conversion price of the Convertible Notes. In connection with the convertible note hedge transactions, we own call options to purchase, as adjusted and as reduced as described in Item 2 above, approximately 14.1 million shares of our common stock at an adjusted price per share equal to $21.64, the adjusted conversion price of the Convertible Notes, from counterparties affiliated with the initial purchasers of the Convertible Notes. Separately we sold warrants to the counterparties to the call options whereby they may purchase, as adjusted and reduced as described in Item 2 above, approximately 14.1 million shares of our common stock at an adjusted price of $25.96 per share. Additional adjustments to the strike price, exercise price, and number of shares underlying the options and warrants will be made pursuant to customary anti-dilution provisions, including for quarterly cash dividends.

As a result of our purchasing the call options and issuing the warrants, the Convertible Notes will not have a dilutive impact on shares outstanding if the share price of our common stock is below the warrant exercise price. For every $1 increase in the share price of our common stock above $25.96, we will be required to deliver, upon the exercise of the warrants, shares of our common stock valued at $14.1 million (at the relevant share price).

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of September 30, 2013, the value of the investments in the pension fund was $72.5 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $7.3 million.

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

Recent Sales of Unregistered Securities

On July 2, 2013, we settled the conversion of $1.2 million of the Convertible Notes that were converted by a holder. As a result, we issued 23,437 shares of common stock to the holder. The issuance was exempt from any registration requirements under the Securities Act pursuant to Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of our common stock during the three months ended September 30, 2013 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2013	181,323	$38.12	—	—
August 1 – August 31, 2013	—	—	—	—
September 1 – September 30, 2013	—	—	—	—

Total	181,323	$38.12	—	—

(1)	In July 2013, we repurchased 23,437 shares of our common stock upon the exercise of Purchased Options related to the conversion of $1.2 million of Convertible Notes that were converted by a holder. Additionally, in connection with our repurchase of $54.7 million of Convertible Notes, we entered into agreements with the note hedge counterparties to proportionately reduce the number of Purchased Options and related warrants outstanding. In consideration for these agreements, the counterparties delivered 157,886 shares of common stock to us.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5.	OTHER INFORMATION.

Inapplicable.

ITEM 6.	EXHIBITS.

See Index to Exhibits following the Signatures page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: November 7, 2013	By:	/s/ Colin V. Reed
Colin V. Reed Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Mark Fioravanti
Mark Fioravanti Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.