Form 10-K
period 2013-12-31
Ryman Hospitality Properties, Inc.
filed 2014-02-28
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on June 28, 2013 of $39.01 per share was approximately $1,698,789,926 (assuming for this purpose that shares beneficially owned by persons other than officers or directors of the registrant, and their affiliates, are held by non-affiliates).

As of January 31, 2014, there were 50,527,959 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

RYMAN HOSPITALITY PROPERTIES, INC.

2013 ANNUAL REPORT ON FORM 10-K

PART I

Introductory Note

As more fully described in this Annual Report on Form 10-K of Ryman Hospitality Properties, Inc. (“Ryman”), during 2012, Gaylord Entertainment Company (“Gaylord”), formerly a Delaware corporation and the predecessor to Ryman, took steps to restructure its business operations to facilitate our qualification as a real estate investment trust (“REIT”) for federal income tax purposes effective for the year ended December 31, 2013 (the “REIT conversion”). As part of the REIT conversion, on October 1, 2012, Gaylord merged with and into its wholly-owned subsidiary, Ryman, with Ryman surviving the merger, at which time it succeeded to and began conducting, directly or indirectly, all of the business conducted by Gaylord immediately prior to the merger. The reported results contained in this Annual Report on Form 10-K include those of Gaylord through September 30, 2012. Throughout this report, we refer to Ryman together with its subsidiaries and Gaylord, as “we,” “us,” “our,” or the “Company.” For each year discussed, our fiscal year ends on December 31. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT for federal income tax purposes effective for future periods; (ii) the anticipated benefits of the REIT conversion and our sale of the Gaylord Hotels brand and rights to manage our Gaylord Hotels properties to Marriott International, Inc., including potential increases in revenue and anticipated stabilized future annualized cost synergies; (iii) estimated costs related to the REIT conversion; (iv) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries; (v) our announced dividend policy including the frequency and amount of any dividend we may pay; (vi) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions; (vii) the anticipated pace of recovery in demand for products and services provided by the lodging industry relative to general economic conditions; (viii) Marriott’s ability to effectively manage our hotels and other properties; (ix) our anticipated capital expenditures; (x) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; and (xi) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors including, but not limited to, those discussed in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Any forward-looking statement made in this Annual Report on Form 10-K speaks only as of the date on which the statement is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements we make in this report, except as may be required by law.

Item 1.	Business

Overview

We are a self-advised and self-administered Delaware corporation, originally incorporated in 1956, that, following our REIT conversion, began operating as a REIT for federal income tax purposes on January 1, 2013, specializing in group-oriented, destination hotel assets in urban and resort markets. As a REIT, we generally will not be subject to federal corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment substantially will eliminate the federal “double taxation” on earnings from our REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. Our non-REIT operations, which consist of the activities of our taxable REIT subsidiaries (“TRSs”) that lease or sublease our hotels from our qualified REIT subsidiaries, as well as businesses within our Opry and Attractions segment, will continue to be subject, as applicable, to federal and state corporate income taxes.

Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,795 rooms that are managed by lodging operator Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”) and the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland. We also own and operate a number of media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for nearly 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

Our operations are organized into three principal business segments: (i) Hospitality, which includes our hotel properties and the results of hotel operations; (ii) Opry and Attractions, which includes our Grand Ole Opry assets, WSM-AM and our Nashville attractions; and (iii) Corporate and Other, which includes corporate expenses. These three business segments — Hospitality, Opry and Attractions, and Corporate and Other — represented approximately 92%, 8%, and 0%, respectively, of our total revenues for 2013.

Financial information by business segment and for each of our Gaylord Hotels properties as of December 31, 2013 and for each of the three years in the period then ended appears in Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Financial Reporting by Business Segments note (Note 14) to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Based on our information and information and data obtained from Smith Travel Research, the top 10 hotels within the United States with the highest square footage of self-contained exhibit and meeting space as of January 2014 are as follows:

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

Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space and 12 treatment rooms. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson Showboat, the Gaylord Springs Golf Links (our 18-hole championship golf course), and other attractions in the Nashville area. Gaylord Opryland has 2,882 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 640,000 square feet. Gaylord Opryland has been recognized by many industry and commercial publications, receiving Successful Meetings magazine’s Pinnacle Award in 2008, 2010, 2011, 2012 and 2013, as well as Meeting & Convention’s Gold Key and Gold Platter Awards every year since 1993.

Gaylord Palms Resort and Convention Center — Kissimmee, Florida. Gaylord Palms has 1,406 signature guest rooms, three ballrooms with approximately 76,000 square feet, 76 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida, which we have leased pursuant to a 75-year ground lease with a 24-year renewal option. The resort is approximately a five minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets and a full-service spa, with 20,000 square feet of dedicated space and 25 treatment rooms. In 2012, a new resort pool and new 2-story sports bar complex opened at Gaylord Palms. Hotel guests also have golf privileges at the world class Falcon’s Fire Golf Club, located a half-mile from the property. The Gaylord Palms is rated as a AAA Four-Diamond Hotel and has been recognized by many publications, receiving Successful Meetings magazine’s Pinnacle Award from 2007 to 2013, Meeting and Convention’s Gold Key Award every year since 2003, and Meeting and Convention’s Gold Platter Award ten times since 2003.

Gaylord Texan Resort and Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. Of the 85 acres, we own 75 acres and lease approximately 10 acres pursuant to a ground lease. The hotel features a lavish and expansive atrium, 1,511 signature guest rooms, three ballrooms with approximately 85,000 square feet, 70 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The property also includes a number of themed restaurants, retail outlets and a full-service spa with 25,000 square feet of dedicated space and 12 treatment rooms. Guests also have access to the adjacent Cowboys Golf Club. In 2006, we opened the Glass Cactus entertainment complex, an approximately 39,000 square feet venue with a performance stage, dance floor, and a two-story outdoor deck, on land we own adjacent to the hotel. In 2011, we opened the Paradise Springs resort pool, a western-themed 10-acre resort pool and lazy river complex. The Gaylord Texan is rated as a AAA Four-Diamond Hotel, and it received Successful Meetings magazine’s Pinnacle Award in 2008, 2012 and 2013, Meeting and Convention’s Gold Key Award every year since 2005 and Meeting and Convention’s Gold Platter Award from 2010 through 2013.

Gaylord National Resort and Convention Center — National Harbor, Maryland. Gaylord National is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 470,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center with 12 treatment rooms, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. The Gaylord National is rated as a AAA Four-Diamond Hotel, and it received Successful Meetings Magazine’s Pinnacle Award in 2011 and 2012 and Meeting and Convention’s Gold Key Award every year since 2009.

Inn at Opryland. We also own the Inn at Opryland, which is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space.

Description of our Opry and Attractions Portfolio

The Grand Ole Opry. The Grand Ole Opry, which celebrated its 88th anniversary in 2013, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Opry House, home of the Grand Ole Opry, seats approximately 4,400 and is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and Sirius/XM Radio and streamed on the Internet. Special episodes of the Grand Ole Opry are also broadcast on television via the Great American Country network. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists.

Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2013 to January 2014. The Ryman Auditorium has been nominated for “Theatre of the Year” by Pollstar Concert Industry Awards from 2003 to 2013, winning the award in 2003, 2004, 2010, 2011, 2012 and 2013, and was named the Venue of the Year by the Academy of Country Music in 2009, 2011 and 2013.

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

Gaylord Springs. Minutes from Gaylord Opryland, Gaylord Springs (our 18-hole championship golf course) was designed by former U.S. Open and PGA Champion Larry Nelson. The 40,000 square-foot antebellum-style clubhouse offers meeting space for up to 500 guests. Beginning October 1, 2012, Marriott assumed the management of the day-to-day operations of Gaylord Springs.

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

Corporate and Other Segment

Our Corporate and Other segment includes operating and general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments, including costs for our retirement plans, equity-based compensation plans, information technology, human resources, accounting, and other administrative expenses, and formerly included our ownership interests in certain investments.

Corporate History and Structure

We were originally incorporated in 1956 and were reorganized in connection with a 1997 corporate restructuring. Prior to our REIT conversion, we operated as a C corporation. In 2012, we completed restructuring transactions intended to facilitate our qualification as a REIT for federal income tax purposes, which included the merger, effective on October 1, 2012, of our predecessor, Gaylord, with and into its wholly-owned subsidiary, Ryman, with Ryman surviving the merger, at which time Ryman succeeded to and began conducting, directly or indirectly, all of the business conducted by Gaylord immediately prior to the merger. Prior to Marriott’s assumption of the day-to-day management of our hotels and certain of our Nashville attractions, we managed such assets. We are electing REIT status effective January 1, 2013.

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

Tax Status

As a REIT, we generally are not subject to corporate federal income tax on that portion of our REIT taxable income that we distribute to our stockholders. In addition to the requirement that 75% of our gross income for each taxable year be derived from “rents from real property” discussed above, we are subject to other organizational and operational requirements including the requirement that we distribute at least 90% of our REIT taxable income each year and the requirement that no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include various kinds of entities). We will be subject to federal and state income tax on our taxable income at regular corporate rates if we fail to qualify as a REIT for federal income tax purposes in any taxable year, or to the extent we distribute less than 100% of our REIT taxable income. We will also not be permitted to qualify for treatment as a REIT for federal income tax purposes until the fifth year following any year in which qualification is lost. Our non-REIT operations, which consist of the activities of our TRSs that lease or sublease our hotels from our qualified REIT subsidiaries, as well as businesses within our Opry and Attractions segment, will continue to be subject, as applicable, to federal and state corporate income taxes.

Employees

As of December 31, 2013, we had approximately 206 full-time and 435 part-time and temporary employees. Of these, approximately 152 full-time and 434 part-time employees were employed in our Opry and Attractions segment; and approximately 54 full-time employees and 1 part-time employee were employed in our Corporate and Other segment. We believe our relations with our employees are good. In connection with Marriott’s assumption of the day-to-day management of our Gaylord Hotels properties and certain other assets, effective October 1, 2012, our former employees involved in the day-to-day operations of our Gaylord Hotels, as well as the General Jackson, Gaylord Springs and Wildhorse Saloon businesses, became employees of Marriott, and effective December 1, 2012, our former employees involved in the day-to-day operations of the Inn at Opryland became employees of Marriott. On those respective dates, Marriott assumed responsibility for hiring and maintaining the labor force at each of these properties.

Competition

Hospitality

Our current hotel properties compete with numerous other hotels throughout the United States and abroad, particularly the approximately 100 convention hotels that, on average, have over 1,000 rooms and a significant amount of meeting and exhibit space. We believe that competition among convention hotels is based on, among other things: (i) the hotel’s reputation, (ii) the quality of the hotel’s facility, (iii) the quality and scope of a hotel’s meeting and convention facilities and services, (iv) the desirability of a hotel’s location, (v) travel distance to a hotel for meeting attendees, (vi) a hotel facility’s accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, (viii) service levels at the hotel, and (ix) price. Our hotels also compete against large municipal convention centers, including Orlando, Chicago, Atlanta, Dallas, Nashville and Washington, D.C.

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

Total base management fees accrued to Marriott during 2013 and the last three months of 2012 were $18.1 million and $5.1 million, respectively. Total incentive fees accrued to Marriott during 2013 and the last three months of 2012 were $0.1 million and $0, respectively.

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

Additional Information

Our web site address is www.rymanhp.com. We make available free of charge through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, definitive proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information provided on our web site is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report. The public may also read and copy any materials that we file with the SEC at the SEC’s public reference room located at 100 F. Street, N.E., Washington, D.C. 20549 or on their website at www.sec.gov. Questions regarding the operation of the public reference room may be directed to the SEC at 1-800-732-0330.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of January 1, 2014. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	66	Chairman of the Board of Directors, Chief Executive Officer and President
Mark Fioravanti	52	Executive Vice President and Chief Financial Officer
Bennett Westbrook	47	Senior Vice President of Investments and Design and Construction
Patrick Chaffin	40	Senior Vice President of Asset Management
Scott J. Lynn	40	Senior Vice President, General Counsel and Secretary
Jennifer Hutcheson	36	Senior Vice President and Corporate Controller

The following is additional information with respect to the above-named executive officers.

Colin V. Reed has served as Chief Executive Officer and a director of the Company since April 2001, and Mr. Reed was also elected Chairman of the Board of Directors of the Company in May 2005. Until November 2008, and again beginning November 2012, Mr. Reed also served as President of the Company. Prior to joining the Company, Mr. Reed had served as a member of the three-executive Office of the President of Harrah’s Entertainment, Inc. since May 1999, and he had served as Harrah’s Chief Financial Officer since April 1997. Mr. Reed also was a director of Harrah’s from 1998 to May 2001. Mr. Reed served in a variety of other management positions with Harrah’s and its predecessor, Holiday Corp., since 1977. Mr. Reed is a director of First Horizon National Corporation.

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

Bennett Westbrook is Senior Vice President of Investments and Design and Construction for the Company and leads the Company’s acquisition, development, and design and construction efforts on hospitality projects and other real estate and investment-related projects. Prior to joining the Company in 2001, Mr. Westbrook was Corporate Director of Development at Harrah’s Entertainment, Inc. (now Caesar’s Entertainment) from 2000-2001, Regional Real Estate Manager for Federated Department Stores (now Macy’s, Inc.) from 1997-2000, and Director of Development at Harrah’s Entertainment, Inc. from 1994-1997. Mr. Westbrook earned both his B.A. degree in Political Science and MBA degree at Vanderbilt University.

Patrick Chaffin is Senior Vice President of Asset Management for Ryman Hospitality Properties, a position he has held since January 2013. In this role, Mr. Chaffin’s primary focus is oversight of the resort and convention center assets comprising the Gaylord Hotels brand. From January 2007 to December 2012, he led the strategic planning, operations analysis and investor relations functions for Gaylord Entertainment. Prior to its sale in June 2007, Mr. Chaffin served as the head of finance for ResortQuest International, formerly a division of Gaylord Entertainment. Prior to joining Gaylord Entertainment in January 2005, Mr. Chaffin worked for General Motors Corporation for 9 years serving in a variety of corporate and manufacturing positions. Mr. Chaffin earned a B.S. degree from Lipscomb University and an MBA from the Owen Graduate School of Management at Vanderbilt University.

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

Jennifer Hutcheson is the Senior Vice President and Corporate Controller of the Company, a position she has held since January 2013. From March 2006 to December 2012, she served as the Company’s Vice President of Accounting and Tax. From May 2004 to March 2006, she served as the Company’s Director of Corporate Accounting. From August 2002 to April 2004, she was the Corporate Accounting Manager at Private Business Inc. (now Goldleaf Financial Solutions Inc.). Prior to that time, she was an auditor with Ernst & Young LLP and Arthur Andersen. Ms. Hutcheson, who is a certified public accountant, has a B.S. degree in accounting from Tennessee Technological University and an MBA from the Owen Graduate School of Management at Vanderbilt University.

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

Pursuant to our 2012 restructuring, we took the steps necessary to elect to be treated as a REIT for tax purposes, effective for the taxable year ended December 31, 2013. To qualify as a REIT, we hold our non-qualifying REIT assets in one or more TRSs. These non-qualifying REIT assets consist principally of non-real estate assets related to our Hospitality segment and the assets related to our Opry and Attractions segment as historically structured and operated.

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

Prior to 2012, we had not paid a cash distribution on our common stock since 1999. For 2013 we declared, and we intend to continue to declare, regular quarterly distributions, the amount of which will be determined, and will be subject to adjustment, by our board of directors. Our board of directors has approved a dividend policy pursuant to which we will pay a quarterly cash dividend in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) or 100% of REIT taxable income on an annual basis, whichever is greater. This dividend policy may be altered at any time by our board of directors and certain provisions of our debt agreements may prohibit us from paying dividends in accordance with the policy. To qualify and be taxed as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income, and may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal and state income tax purposes, or the effect of nondeductible expenditures.

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

Our $1 billion credit facility imposes, and future financing agreements are likely to impose, operating and financial restrictions on our activities, including restrictions on the payment of dividends. These restrictions may prevent us from making distributions to our stockholders in accordance with our announced intended dividend policy.

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. Thus, compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing. In addition, as a REIT, we may face investor pressures to forego growth opportunities that are not immediately accretive.

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

Rent paid by a lessee or sublessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We lease or sublease our hotel properties to TRS lessees, and such TRS lessees have engaged Marriott as a third-party hotel manager. We believe Marriott and any other third-party hotel manager that our TRS lessees may engage in the future will qualify as “eligible independent contractors” for federal income tax purposes. Among other requirements, to qualify as an “eligible independent contractor,” the third-party hotel manager must not own, directly or through its stockholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the third-party hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by the third-party hotel manager and their owners may not be practical. Accordingly, there can be no assurance that these ownership limits will not be exceeded.

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

To qualify for taxation as a REIT effective for the year ended December 31, 2013, we were required to distribute to our stockholders our undistributed accumulated earnings and profits attributable to taxable periods ended prior to January 1, 2013. To satisfy this requirement, on November 2, 2012, our board of directors declared a special dividend in the amount of $6.84 per share of common stock, or an aggregate of approximately $309.8 million to stockholders of record as of the close of business on November 13, 2012, payable on December 21, 2012 in a combination of cash and stock, as elected by stockholders. We believe that the total value of the special dividend was sufficient to fully distribute our accumulated earnings and profits and that a portion of the special dividend exceeded our accumulated earnings and profits. However, the amount of our undistributed accumulated earnings and profits is a complex factual and legal determination. We may have had less than complete information at the time we estimated our earnings and profits or may have interpreted the applicable law differently from the IRS. Substantial uncertainties exist relating to the computation of our undistributed accumulated earnings and profits, including the possibility that the IRS could, in auditing tax years through 2012, successfully assert that our taxable income should be increased, which could increase our pre-REIT accumulated earnings and profits. Thus, we may fail to satisfy the requirement to distribute all of our pre-REIT accumulated earnings and profits by the close of our first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of our pre-REIT accumulated earnings and profits, we cannot now determine whether we will be able to take advantage of them or the economic impact to us of doing so.

Even though we are conducting our business as a REIT, certain of our business activities will be subject to corporate level income tax, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

Even though we are conducting our business as a REIT, we may be subject to certain federal, state, and local taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income, and state or local income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT.

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

Our Amended and Restated Articles of Incorporation (“Charter”) provides that the board of directors may revoke or otherwise terminate the REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a tax deduction with respect to distributions to our stockholders in computing our taxable income, and we will be subject to federal and state income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our total return to our stockholders.

If our third-party hotel managers do not manage our hotel properties or other businesses successfully, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders may be negatively impacted.

Due to federal income tax laws that restrict REITs from operating and managing hotels, we do not operate or manage the day-to-day functions of any of our hotel properties as a REIT. We lease or sublease our hotel properties to TRSs, and such TRS lessees have engaged Marriott as a third-party hotel manager pursuant to hotel management agreements. Marriott assumed management of the day-to-day operations of our Gaylord Hotels properties effective October 1, 2012, and of the Inn at Opryland effective December 1, 2012. We will identify third-party hotel managers to operate and manage any hotels that we acquire in the future. Our third-party hotel managers will be responsible for the day-to-day management of our hotel properties, including, but not limited to, implementing significant operating decisions, setting rates for rooms and meeting space, controlling revenue and expenditures, collecting accounts receivable, and recruiting, employing and supervising employees at our hotel properties. We will not have the authority to require our third-party hotel managers to operate our hotel properties in a particular manner, although we will have consent and approval rights for certain matters under our hotel management agreements with Marriott, subject to the limitations described therein. As a result, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders are largely dependent on the ability of our third-party hotel managers to operate our hotel properties successfully. Any failure by our third-party hotel managers to provide quality services and amenities or to maintain and protect a quality brand name and reputation could have a negative impact on their ability to operate and manage our hotel properties successfully and could negatively impact our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

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

Revenue growth and cost synergies for our hotel operations are largely dependent on the efforts of Marriott. The results of Marriott’s efforts to leverage its rewards program, customer channels and brands, as well as its management of demand for rooms, meeting space and banquets, may not result in revenue growth to the extent or in the timeframe we anticipate. In addition, Marriott’s efforts to reduce hotel-level costs may not result in long-term cost savings in the amounts or in the timeframes that we anticipate. Further, we may not be able to identify additional opportunities to implement costs improvement strategies at the corporate level. While we have worked jointly with Marriott to target sales and costs improvements, there can be no assurance that our efforts will succeed.

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

Our third-party hotel managers may own or operate hotels that compete with our current hotel properties and any hotel properties that we acquire, which may result in a conflict of interest. For example, Marriott and its affiliates own, have invested in, operate, and have provided credit support or operating guarantees to hotels that compete or will compete with our current hotel properties, including the Marriott Orlando World Center, which competes with Gaylord Palms, and the Washington Marriott Marquis, which competes with Gaylord National. As a result, our third-party hotel managers may make decisions regarding competing hotel properties that are not or would not be in our best interest. In addition, such third-party hotel managers’ operation of other hotels may divert attention away from the operation and management of our hotel properties.

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

The ability of Marriott to successfully operate and manage our current hotel properties and convention business is subject to factors beyond our and their control, which could reduce the revenue and operating income of these properties. These factors include:

•	the desirability and perceived attractiveness of the Nashville, Tennessee; Orlando, Florida; Dallas, Texas; and Washington D.C. areas as tourist and convention destinations;

•	adverse changes in the national economy and in the levels of tourism and convention business that affect our current hotel properties;

•	the level of governmental group business, which may decrease due to uncertainty surrounding the U.S. government budget;

•	Marriott’s ability to attract group convention business;

•	Marriott’s ability to contract for and collect attrition and cancellation fees from groups that do not fulfill minimum stay or spending requirements;

•	the opening of other new hotels could impact the group convention business at our current hotel properties;

•	the highly competitive nature of the hotel, tourism and convention business in which our hotel properties operate, including the fact that we compete for convention business with publicly-financed civic convention centers;

•	the susceptibility of group convention business to reduced levels of demand during the year-end holiday periods, which Marriott may not be able to offset by attracting sufficient general tourism guests;

•	the financial condition of the airline and other transportation-related industries and the resulting impact on travel; and

•	organized labor activities, which could cause a diversion of business from our hotels involved in labor negotiations and loss of group business.

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

We depend on the efforts and expertise of our executive management team to manage our day-to-day operations and strategic business direction. In connection with the REIT conversion, we reorganized and reduced the number of members of our executive management team and other employees within the Corporate and Other segment to reflect the fact that we no longer operate or manage our hotel properties, which has resulted in a more streamlined corporate overhead and executive management structure. There is no assurance that the reorganization and reductions will not adversely affect our operations, including in connection with our Opry and Attractions segment, certain parts of which we continue to operate and manage.

We may be unable to successfully identify and complete future acquisitions, and our previously announced developments will not be pursued in the form we previously anticipated.

Acquisitions of other hotels, particularly in the group-oriented meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties, are part of our long-term growth strategy. We may be unable to successfully identify or complete future acquisitions at acceptable prices and terms or, if we are able to find favorable acquisition targets, we may not be able to obtain financing on acceptable terms or secure beneficial joint ventures or alliances. We will evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope.

The hotel business is capital-intensive, and our inability to obtain financing or successfully complete acquisitions or capital improvements could limit our growth.

Acquisitions of hotels will require significant capital expenditures, and hotels that we acquire may need renovations and capital improvements at the time of acquisition. All of our hotel properties will require periodic capital expenditures and renovation to remain competitive. If any hotels that we acquire are subject to franchise agreements, the franchisors of these hotels may also require periodic capital improvements as a condition to our maintaining the franchise licenses. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and net of capital gains) each year to maintain our qualification as a REIT for federal income tax purposes. As a result, our ability to fund acquisitions or capital expenditures through any retained earnings or operating cash flow will be limited. Consequently, we will rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Our ability to grow through acquisitions will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

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

We currently have a significant amount of debt. As of December 31, 2013, we had approximately $1.2 billion of total debt, of which $304.1 million in aggregate principal amount of our outstanding 3.75% convertible senior notes is scheduled to mature in 2014. We may incur additional debt in connection with any additional hotel acquisitions, development, renovations, or capital improvement.

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

In addition, the terms of our $1 billion credit facility allow, and instruments governing any new debt may allow, us to incur substantial amounts of additional debt subject to certain limitations. Any such additional debt could increase the risks associated with our substantial leverage. Although our earnings were sufficient to cover fixed charges in 2013 and 2011, our substantial leverage is evidenced by our earnings being insufficient to cover fixed charges by $25.5 million in 2012. At the time any principal amount of our indebtedness is due, we may not have cash available to pay this amount, and we may not be able to refinance our indebtedness on favorable terms, or at all.

We will be required to refinance our debt before it matures and there is no assurance that we will be able to refinance our debt on acceptable terms.

Our outstanding 3.75% convertible senior notes mature on October 1, 2014. On or before the maturity date, we may or may not have cash available to pay amounts due, and we may be required to refinance the notes. Currently, the revolving loans, letters of credit and term loans under our $1 billion credit facility mature on April 18, 2017, and we will be required to refinance this facility prior to such date. We also have outstanding $350.0 million in aggregate principal amount of our 5.00% senior unsecured notes due 2021.

Our ability to refinance our $1 billion credit facility, our outstanding 3.75% convertible senior notes, and our outstanding 5.00% senior unsecured notes on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms, selling one or more hotel properties at unattractive prices or on disadvantageous terms, or defaulting on mortgages and allowing our lenders to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Our existing financial agreements, including our $1 billion credit facility impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities, including our ability to make distributions to any stockholder. Our $1 billion credit facility currently requires us to comply with or maintain certain financial tests and ratios, including minimum consolidated tangible net worth, minimum fixed charge coverage ratio, minimum implied debt service coverage ratio and maximum funded debt to asset value ratio, and our $1 billion credit facility and/or indenture governing the 5.00% senior unsecured notes limit or prohibit our ability to, among other things:

•	incur additional debt, issue guarantees of debt and issue preferred stock;

•	create liens;

•	sell assets;

•	sell equity interests in our restricted subsidiaries;

•	redeem and/or prepay certain debt;

•	pay dividends on our stock to our stockholders or repurchase our stock or other equity interests;

•	make certain investments;

•	enter new lines of business;

•	engage in consolidations, mergers and acquisitions;

•	enter into transactions with affiliates; or

•	agree to restrictions on our subsidiaries’ ability to pay dividends and make other distributions to us.

If we fail to comply with these covenants, we would be in default under our $1 billion credit facility and the indenture governing the 5.00% senior unsecured notes, and the outstanding principal and accrued interest on such debt would become due and payable.

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

Subject to applicable laws and certain agreed-upon exceptions, our $1 billion credit facility is secured by liens on the substantial majority of our assets, including mortgages on each of our Gaylord Hotels properties. In the event of a default under our $1 billion credit facility, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.

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

We have invested in, and in the future may invest in, joint ventures or certain minority equity interests over which we may not have significant control, to or for which we may owe significant obligations and for which there is no readily available market, and these investments may not be profitable.

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

As an owner of hotel properties and operator of leisure businesses, we are subject to risks relating to acts of God, outbreaks of pandemic disease, terrorist activity and war.

Our operating income and ability to make distributions to our stockholders may be reduced by acts of God, outbreaks of pandemic disease, or acts of terrorism in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Gaylord Opryland, which is located adjacent to the Cumberland River and is protected by levees built to sustain a 100-year flood, suffered flood damage on May 3, 2010 as the river rose to levels that over-topped the levees. In response to the flood, we have increased the per occurrence flood insurance limit for our Gaylord Opryland hotel to $150 million. We have also completed enhancements to the levees that protect the hotel to increase the height of the levees. While we believe these steps are reasonable given the likelihood of flood damage at Gaylord Opryland, there can be no assurances that flooding will not occur at

Gaylord Opryland in the future. In addition, in January of 2007, the Army Corps of Engineers announced that the Wolf Creek Dam on Lake Cumberland in Kentucky was at risk for structural failure. Although the Corps is taking action, including lowering the water level at Lake Cumberland and making structural repairs to the dam to reduce the chances of a dam breach, a significant portion of our Gaylord Opryland property in Nashville is in the Cumberland River flood plain and would be at risk if the dam should fail. Some types of losses, such as from flood, earthquake, terrorism and environmental hazards, may be either uninsurable, subject to sublimit, or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, outbreaks of pandemic disease (such as the H1N1 virus), wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty, may cause our future results to differ materially from anticipated results.

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

Healthcare reform legislation could adversely affect our results of operations.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), was enacted. The Health Reform Law serves as the primary vehicle for comprehensive healthcare reform in the United States, including the reduction of the number of individuals in the United States without health insurance and other significant changes to the ways in which healthcare is organized, delivered and reimbursed. The complexities and ramifications of the Health Reform Law are significant and have begun being implemented through a phased approach that will conclude in 2018. Among other things, the Health Reform Law contains provisions that affect employer-sponsored health plans and impose excise and other taxes and fees with respect to certain plans. Pursuant to our management agreements, our third-party managers may pass certain health care costs for employees working at our properties through to us. As such, the provisions of the Health Reform Law may significantly raise our and our third-party managers’ employee health benefits costs and/or alter the benefits we or our third-party managers are required to provide to our respective employees. We continue to review provisions of the Health Reform Law and their impact on employer-sponsored plans. Costs associated with compliance with the Health Reform Law are currently difficult to estimate, but we anticipate increased expenses relating to our and our third-party managers’ company-sponsored plans. If we or our third-party hotel managers are not able to limit or offset future cost increases, those costs could have an adverse effect on our results of operations.

Current economic conditions may reduce demand for hotel properties and adversely affect hotel profitability.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate travel budgets and consumer demand due to adverse general economic conditions, including, but not limited to, declines in U.S. GDP, risks affecting or reducing travel patterns, lower consumer confidence, adverse political conditions or a reduction in spending by the federal government, either resulting from sequestration or the annual budget process, can lower the revenues and profitability of our hotel properties and therefore the net operating profits of our TRS lessees to whom we lease our hotel properties. The recent global economic downturn led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates. In addition, we have experienced cancellations of federal government group meetings at Gaylord National located in the Washington D.C. area and may continue to experience such cancellations at our hotel properties.

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

Our hotel properties have different economic characteristics than many other real estate assets, and a hotel REIT is structured differently than many other types of REITs. A typical office property owner, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. Our TRS lessees, on the other hand, do not enter into a lease with a third-party hotel manager. Instead, our TRS lessees engage our third-party managers pursuant to hotel management agreements and pay the third-party hotel managers fees for managing our hotel properties. The TRS lessees receive all the operating profit or losses at our hotel properties, net of fees and reimbursements. Moreover, virtually all hotel guests stay at a hotel for only a few nights at a time, so the rate and occupancy at each of our hotel properties may change every day. As a result, we may have highly volatile earnings.

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

Our Charter and our Amended and Restated Bylaws contain provisions that could delay, deter or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions:

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

We are subject to anti-takeover provisions under Delaware law, which could also delay or prevent a change of control. Together, our Charter, Amended and Restated Bylaws, and Delaware law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock, and also could limit the price that investors are willing to pay in the future for shares of our common stock.

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

Our board of directors determines our major policies, including any policies and guidelines we may maintain from time to time relating to our acquisitions, leverage, financing, growth, qualification as a REIT and distributions to our stockholders. Our board of directors may amend or revise these and other policies and guidelines from time to time without the vote or consent of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies and those changes could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

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

Our 3.75% convertible senior notes are convertible at the option of the holders during the first quarter of 2014. The notes may remain or again become convertible in other future calendar quarters if the closing market price of our common stock exceeds 120% of the then effective conversion price for at least 20 trading days during the 30 consecutive trading day period immediately prior to the beginning of such calendar quarter.

Upon the conversion of our 3.75% convertible senior notes, we may elect, at our option, to deliver shares of common stock, cash, or a combination of cash and shares of common stock in satisfaction of our conversion obligations. We intend to settle the face value of any notes that are converted in cash. Any shares of common stock that we elect to issue upon conversion of the notes will dilute the ownership interests of our stockholders (subject to offset by the note hedge described below), and any sales in the public market of the common stock issued upon such conversion could adversely affect the market price of our common stock. The conversion rate of our 3.75% convertible senior notes will be adjusted in connection with any special or regular dividends we pay pursuant to customary anti-dilution provisions of the indenture governing the 3.75% convertible senior notes, which will result in additional shares of our common stock becoming issuable upon conversion of the 3.75% convertible senior notes.

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

The effect, if any, of any of these transactions and activities on the market price of our common stock or the 3.75% convertible senior notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the market price of our common stock. Based on the current market price for our common stock and the effective conversion price per share of the convertible notes, our note hedge and warrant transactions would be insufficient to prevent dilution to our stockholders if the notes are converted and we settle the face value of the notes in cash and the remainder of the value in shares of common stock. If all of the notes were converted and we settled the face value of the notes in cash and the remainder of the value in shares of our common stock, we would be obligated to issue approximately 5.5 million shares of common stock, net of the effect of our note hedge and warrant transactions, assuming a volume-weighted average trading price of our common stock of $41.78 per share for each day of the 45-day settlement period for the notes preceding the settlement date and for each of the 90 expiration dates for portions of the warrants.

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

We own our Opryland complex in Nashville, Tennessee, which includes the site of Gaylord Opryland (approximately 172 acres). We also own the approximately 6-acre site of the Inn at Opryland, which is located near the Opryland complex. We have leased a 65-acre tract in Osceola County, Florida, on which the Gaylord Palms is located, pursuant to a 75-year ground lease with a 24-year renewal option. We acquired approximately 85 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 10 acres), on which the Gaylord Texan is located. We also own an additional 25 acres of property adjacent to the Gaylord Texan. We own approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which the Gaylord National is located. All of our existing Gaylord Hotels properties secure our $1 billion credit facility, as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Each of our hotel properties is leased or subleased to one of our TRSs, and such TRS has engaged Marriott to manage the day-to-day operations of the hotel, beginning October 1, 2012 for our Gaylord Hotels properties and December 1, 2012 for the Inn at Opryland. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.” For the operating results of our hotels on a property basis, see “Operating Results – Detailed Segment Financial Information” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We and various of our subsidiaries are involved in claims and lawsuits incidental to the ordinary course of our businesses, such as personal injury actions by guests and employees and complaints alleging employee discrimination. We maintain various insurance policies, including general liability and property damage insurance, as well as workers’ compensation, business interruption, and other policies, which we believe provide adequate coverage for the risks associated with our range of operations. We believe that we are adequately insured against these claims by our existing insurance policies and that the outcome of any pending claims or proceedings will not have a material adverse effect on our financial position or results of operations.

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

Our common stock is listed on the New York Stock Exchange under the symbol “RHP”. The following table sets forth, for the calendar quarters indicated, the high and low sales prices for our common stock as reported by the NYSE for the last two years (including, prior to October 1, 2012, the prices of Gaylord’s (our predecessor’s) common stock listed under the symbol “GET”):

	2013			2012
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$48.35	$38.75	$0.50	$32.14	$24.19	$0.00
Second Quarter	$46.38	$33.40	$0.50	$40.37	$28.97	$0.00
Third Quarter	$39.30	$32.97	$0.50	$41.75	$35.02	$0.00
Fourth Quarter	$42.65	$34.28	$0.50	$40.91	$30.85	$6.84

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

On December 5, 2013, the Company’s board of directors declared the Company’s fourth quarter cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $25.3 million in cash, which was paid on January 15, 2014 to stockholders of record as of the close of business on December 27, 2013.

On November 2, 2012, our board of directors declared a special dividend to stockholders of record as of November 12, 2012 in connection with the REIT conversion. On December 21, 2012, we paid an aggregate of $62.0 million in cash and issued approximately 6.7 million shares of our common stock in connection with the special dividend. For more information about the special dividend, see “REIT Conversion and Marriott Sale Transaction – Distribution of Accumulated Earnings and Profits” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

There were approximately 1,940 record holders of our common stock as of January 31, 2014. The closing price for our stock on January 31, 2014 was $41.36.

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

We also announced on December 17, 2012 that our board of directors authorized a share repurchase program for up to $100 million of our common stock using cash on hand and borrowings under the revolving credit line of our $925 million credit facility, which we subsequently refinanced by entering into a $1 billion senior secured credit facility in April 2013. The repurchases, which were completed in May 2013, were implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases were made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans.

The terms of our $1 billion credit facility restrict our ability to pay dividends. We may not pay a dividend to our stockholders if the aggregate amount of all distributions to our stockholders in a given year exceeds 95% of our funds from operations (as defined in the credit facility) for that fiscal year. Notwithstanding this restriction, we are permitted to pay dividends to stockholders to the extent necessary to maintain our status as a REIT.

Item 6.	Selected Financial Data

The following selected historical financial information of the Company and its subsidiaries as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 was derived from our audited consolidated financial statements included herein. The selected financial information as of December 31, 2011, 2010 and 2009 and for each of the two years in the period ended December 31, 2010 was derived from previously issued audited consolidated financial statements. The information in the following table includes the financial information of our predecessor, Gaylord, with respect to the financial information provided for periods prior to, and including, our REIT conversion on October 1, 2012. The information in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 included herein (in thousands, except per share amounts).

	Years Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data:
Revenues:
Rooms	$357,313	$365,611	$351,567	$278,404	$328,845
Food and beverage	382,340	401,252	381,699	323,195	338,097
Other hotel revenue	138,856	149,178	153,368	121,339	147,212
Opry and Attractions	76,053	70,553	65,510	47,023	58,691

Total revenues	954,562	986,594	952,144	769,961	872,845

Operating expenses:
Rooms	106,849	96,900	95,897	76,998	88,117
Food and beverage	237,153	242,739	235,193	201,327	214,962
Other hotel expenses	295,152	314,643	315,085	261,791	297,461
Management fees	14,652	4,207	—	—	—

Total hotel operating expenses	653,806	658,489	646,175	540,116	600,540

Opry and Attractions	56,528	52,130	51,364	40,970	48,876
Corporate	26,292	46,876	48,152	51,692	50,019
REIT conversion costs (1)	22,190	101,964	—	—	—
Casualty loss (2)	54	858	1,225	42,321	—
Preopening costs (3)	—	340	408	55,287	—
Impairment and other charges (non-REIT conversion) (4)	2,976	—	—	—	—
Depreciation and amortization:
Hospitality	103,147	107,343	109,521	91,117	101,444
Opry and Attractions	5,368	5,119	5,261	4,710	4,674
Corporate and Other	8,013	18,229	10,507	9,734	10,449

Total depreciation and amortization	116,528	130,691	125,289	105,561	116,567

Total operating expenses	878,374	991,348	872,613	835,947	816,002

Operating income (loss):
Hospitality	121,556	150,210	130,939	91,705	112,171
Opry and Attractions	14,157	13,305	8,884	1,342	5,142
Corporate and Other	(34,305)	(65,107)	(58,659)	(61,425)	(60,470)
REIT conversion costs (1)	(22,190)	(101,964)	—	—	—
Casualty loss (2)	(54)	(858)	(1,225)	(42,321)	—
Preopening costs (3)	—	(340)	(408)	(55,287)	—
Impairment and other charges (non-REIT converison) (4)	(2,976)	—	—	—	—

Total operating income (loss)	76,188	(4,754)	79,531	(65,986)	56,843
Interest expense, net of amounts capitalized	(60,916)	(58,582)	(74,673)	(81,426)	(76,592)
Interest income	12,267	12,307	12,460	13,124	15,087
Income (loss) from unconsolidated companies	10	109	1,086	608	(5)
Net gain (loss) on extinguishment of debt (5)	(4,181)	—	—	1,299	18,677
Other gains and (losses) (6)	2,447	22,251	(916)	(535)	2,847

Income (loss) from continuing operations before income taxes	25,815	(28,669)	17,488	(132,916)	16,857
(Provision) benefit for income taxes (7)	92,662	2,034	(7,420)	40,718	(9,743)

Income (loss) from continuing operations	118,477	(26,635)	10,068	(92,198)	7,114
Income (loss) from discontinued operations, net of taxes (8)	(125)	(9)	109	3,070	(7,137)

Net income (loss)	118,352	(26,644)	10,177	(89,128)	(23)
Loss on call spread modification related to convertible notes (9)	(4,869)	—	—	—	—

Net income (loss) available to common stockholders	$113,483	$(26,644)	$10,177	$(89,128)	$(23)

Income (Loss) Per Share:
Income (loss) from continuing operations	$2.22	$(0.56)	$0.21	$(1.95)	$0.17
Income (loss) from discontinued operations, net of taxes	—	—	—	0.06	(0.17)

Net income (loss)	$2.22	$(0.56)	$0.21	$(1.89)	$(0.00)

Income (Loss) Per Share—Assuming Dilution:
Income (loss) from continuing operations	$1.81	$(0.56)	$0.20	$(1.95)	$0.17
Income (loss) from discontinued operations, net of taxes	—	—	—	0.06	(0.17)

Net income (loss)	$1.81	$(0.56)	$0.20	$(1.89)	$(0.00)

Dividends Declared per Common Share (10)	$2.00	$6.84	$—	$—	$—

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$2,424,629	$2,532,451	$2,554,759	$2,614,438	$2,658,498
Total debt	1,154,420	1,031,863	1,073,825	1,159,215	1,178,688
Total stockholders’ equity	757,695	853,598	1,045,535	1,029,752	1,078,684

(1)	We have segregated all costs related to the transactions that have facilitated our conversion to a REIT (as discussed more fully in “REIT Conversion and Marriott Sale Transaction” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) from normal operations and reported these amounts as REIT conversion costs in the accompanying consolidated statements of operations. During 2013, we incurred $22.2 million of REIT conversion costs, which includes $14.4 million in employment, severance and retention costs, $2.7 million in professional fees, and $5.1 million in various other transition costs. During 2012, we incurred $102.0 million of REIT conversion costs, which includes $33.3 million of non-cash impairment charges, $23.1 million in professional fees, $24.4 million in employment, severance and retention costs, and $21.2 million in various other transition costs.
(2)	Casualty loss for 2010 reflects $92.3 million in expenses related to the May 2010 flooding in Nashville, partially offset by $50.0 million in insurance proceeds, as described more fully in “Operating Results – Casualty Loss” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(3)	Preopening costs for 2010 are related to the Gaylord Opryland and Grand Ole Opry House, which were closed during portions of 2010 as a result of the flood in Nashville.
(4)	Impairment charges (non-REIT conversion costs) in 2013 are primarily associated with disposed equipment at Gaylord National and the decision not to move forward with a proposed expansion at Gaylord Palms in the near-term.
(5)	During 2013, we settled the repurchase of and subsequently cancelled $54.7 million of our 3.75% convertible notes in private transactions for aggregate consideration of $98.6 million, which was funded by borrowings under our revolving credit facility. In addition, we settled $1.2 million of convertible notes that were converted by a holder. We recorded a loss on extinguishment of debt of approximately $4.2 million as a result of these transactions. During 2010, we repurchased $28.5 million in aggregate principal amount of our outstanding 6.75% senior notes for $27.0 million. After adjusting for deferred financing costs and other costs, we recorded a pre-tax gain of $1.3 million as a result of these repurchases. During the first three quarters of 2009, we repurchased $88.6 million in aggregate principal amount of our outstanding senior notes ($61.6 million of 8% senior notes and $27.0 million of 6.75% senior notes) for $62.5 million. After adjusting for deferred financing costs and other costs, we recorded a pre-tax gain of $24.7 million as a result of these repurchases. During the fourth quarter of 2009, we executed a cash tender offer and called for redemption all of the remaining outstanding 8% senior notes that were not repurchased through the tender offer. Pursuant to these transactions, during the fourth quarter of 2009, we accepted for purchase all of the $259.8 million aggregate principal amount outstanding 8% senior notes. After adjusting for deferred financing costs, the deferred gain on a terminated swap related to these notes, and other costs, we recorded a pre-tax loss of $6.0 million as a result of this repurchase.
(6)	Other gains and (losses) for 2013 and 2012 includes $2.3 million received from the marketing and maintenance fund associated with the Gaylord National bonds. Other gains and (losses) for 2012 includes $20.0 million in income recognized on the sale of intellectual property to Marriott. Other gains and (losses) for 2009 includes $3.6 million received in connection with a tax incremental financing arrangement related to the Ryman Auditorium.
(7)	Benefit for income taxes during 2013 includes a benefit of $64.8 million related to the REIT conversion and a benefit of $19.2 million related to our current period operations.
(8)	We have presented the operating results of Corporate Magic and ResortQuest, as well as various smaller businesses, as discontinued operations for all periods presented.

(9)	In 2013, the Company entered into agreements with the note hedge counterparties to our convertible notes to proportionately reduce the number of related purchased options and the warrants as described in Note 5 of our consolidated financial statements included herein. These agreements were considered modifications to the purchased options and the warrants, and based on the terms of the agreements, we recognized a charge of $4.9 million, which is recorded as an increase to accumulated deficit and additional paid-in-capital in the consolidated balance sheets included herein. This charge also represents a deduction from net income in calculating net income available to common stockholders and earnings per share available to common stockholders in the consolidated statements of operations included herein.
(10)	Dividends declared for 2013 represent quarterly dividends of $0.50 per share, or an aggregate of $101.7 million in cash. Dividends declared for 2012 reflects the aggregate declared per share value of the special dividend paid on December 21, 2012. We distributed an aggregate amount of approximately $309.8 million. Twenty percent, or $62.0 million, of the special dividend was paid in cash, and the remainder was paid in shares of our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a self-advised and self-administered Delaware corporation, originally incorporated in 1956, that, following our REIT conversion, began operating as a REIT for federal income tax purposes on January 1, 2013, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,795 rooms that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”) and the Inn at Opryland (renamed from the Radisson Hotel at Opryland), a 303-room overflow hotel adjacent to Gaylord Opryland. We also own and operate a number of media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for nearly 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

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

For much of 2013, we have experienced difficulties in in-the-year, for-the-year sales booking levels, as overall weakness in the group sector and difficulties related to the management transition to Marriott have impacted our 2013 results. Joint efforts with Marriott have resulted in improvements in the latter half of 2013, including increased bookings over the prior year; however, we are continuing to work with Marriott in these areas to ensure further improvement going forward.

See “Forward-Looking Statements” and “Risk Factors” under Part I of this report for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

REIT Conversion and Marriott Sale Transaction

After conducting a strategic review of our business, on May 30, 2012, our board of directors unanimously approved a plan to restructure our business operations to facilitate our qualification as a REIT for federal income tax purposes (the “REIT conversion”). We completed the REIT conversion during 2012 and are electing to be taxed as a REIT commencing with the year ended December 31, 2013. As a REIT, we generally are not subject to federal corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment substantially eliminates the federal “double taxation” on earnings from our REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. Our non-REIT operations, which consist of the activities of taxable REIT subsidiaries (“TRSs”) that act as lessees of our hotels, as well as the businesses within our Opry and Attractions segment, continue to be subject, as applicable, to federal corporate income taxes. The steps we took during 2012 to effect the REIT conversion are summarized below.

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

As a REIT, at least 75% of our gross income for each taxable year must generally be derived from “rents from real property” or other income permitted by the Code. To meet this requirement, we implemented a structure under which our hotel properties are owned or leased by certain subsidiaries of the Operating Partnership, which are disregarded entities for federal income tax purposes, and these qualified REIT subsidiaries lease or sublease our hotels to TRSs pursuant to leases that contain economic terms which are similar to a lease between unrelated parties. The rent that we receive from our TRS lessees qualifies as “rents from real property” as long as the property is operated on behalf of our TRS lessees by a person who qualifies as an “independent contractor” (as defined in the Code) and who is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” (as defined in the Code) for any person unrelated to us and our TRS lessees (an “eligible independent contractor”). As described below, our TRS lessees have engaged Marriott to manage the day-to-day operations of our hotels as an eligible independent contractor.

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

Internal Reorganization. In connection with our REIT conversion, in order to comply with IRS requirements, we transferred to Marriott approximately 8,400 employees who worked at our various properties. In addition, we implemented a reorganization within, and a reduction in the number of members of, our executive management team and the other employees within the Corporate and Other segment. In connection with the reorganization, our corporate overhead expenses within the Corporate and Other segment have been reduced.

Costs Related to REIT Conversion. We have segregated all costs related to the foregoing transactions from normal operations and reported these amounts as REIT conversion costs in the accompanying consolidated statements of operations. We incurred $22.2 million and $102.0 million of REIT conversion costs during 2013 and 2012, respectively. REIT conversion costs incurred during 2013 include employment and severance costs ($14.4 million), professional fees ($2.7 million), and various other transition costs ($5.1 million). REIT conversion costs incurred during 2012 include noncash impairment charges ($33.3 million), professional fees ($23.1 million), employment and severance costs ($24.4 million), and various other transition costs ($21.2 million).

Distribution of Accumulated Earnings and Profits. A REIT is not permitted to retain earnings and profits accumulated during years when the company or its predecessor was taxed as a C corporation. To qualify for taxation as a REIT for the taxable year ended December 31, 2013, we were required to distribute to our stockholders on or before December 31, 2013, our undistributed accumulated earnings and profits attributable to taxable periods ended prior to January 1, 2013. To satisfy this requirement, on November 2, 2012, our board of directors declared a special dividend in the amount of $6.84 per share of common stock, or an aggregate of approximately $309.8 million to stockholders of record as of the close of business on November 13, 2012, payable on December 21, 2012. Stockholders had the option to elect to receive the special dividend in cash or shares of common stock, with the total amount of cash payable to stockholders limited to 20% of the total value of the special dividend, or approximately $62.0 million. Cash elections exceeded the amount of cash available for distribution, and, therefore, the available cash was prorated among those stockholders that elected to receive cash, and the remainder of the special dividend was paid in shares of common stock. On December 21, 2012, we paid an aggregate of approximately $62.0 million in cash and issued approximately 6.7 million shares of common stock with a fair value of $247.8 million in connection with the special dividend. We believe that the total value of the special dividend was sufficient to fully distribute our accumulated earnings and profits, and that a portion of the special dividend exceeded our accumulated earnings and profits. We have received a ruling from the Internal Revenue Service that the special dividend was a taxable distribution to our stockholders for federal income tax purposes, without regard to the form of payment. Pursuant to customary anti-dilution provisions in the indentures governing our 3.75% convertible senior notes and in our call and warrant agreements, the dividend caused an adjustment to the conversion rate that was taxable to the holders of the convertible notes as of November 8, 2012, as well as an adjustment to the call and warrant exercise prices.

Dividend Policy and Share Repurchase Program

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to stockholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) or 100% of REIT taxable income, whichever is greater. On February 14, 2013, our board of directors declared our first quarterly cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $25.8 million in cash, which was paid on April 12, 2013 to stockholders of record as of the close of business on March 28, 2013. On June 3, 2013, our board of directors declared a quarterly cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $25.3 million in cash, which was paid on July 15, 2013 to stockholders of record as of the close of business on June 28, 2013. On September 13, 2013, our board of directors declared a quarterly cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $25.3 million in cash, which was paid on October 15, 2013 to stockholders of record as of the close of business on September 27, 2013. On December 5, 2013, our board of directors declared a quarterly cash dividend in the amount of $0.50 per share of common stock, or an aggregate of approximately $25.3 million in cash, which was paid on January 15, 2014 to stockholders of record as of the close of business on December 27, 2013. The declaration, timing and amount of dividends will be determined by future action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

On December 17, 2012, we announced that our board of directors authorized a share repurchase program for up to $100.0 million of our common stock using cash on hand and borrowings under our revolving credit line, to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, with any market purchases to be made during open trading window periods or pursuant to any applicable SEC Rule 10b5-1 trading plans. In May 2013, we completed our repurchases under the repurchase program by repurchasing approximately 2.3 million shares of our common stock for an aggregate purchase price of approximately $100.0 million, which we funded using cash on hand and borrowings under the revolving credit line of our credit facility. The repurchased stock was cancelled and has been reflected as a reduction of retained earnings in the consolidated financial statements included herein.

6.75% Senior Note Redemption, Placement of 5.00% Senior Notes, Credit Facility Refinancing and Convertible Note Repurchases

As further described below in “Liquidity and Capital Resources—Principal Debt Agreements,” (i) on January 17, 2013, we redeemed all of our outstanding 6.75% senior notes at par at a cost of $152.2 million; (ii) on April 3, 2013, certain of our subsidiaries completed the private placement of $350.0 million in aggregate principal amount of 5.00% senior notes due 2021; (iii) on April 18, 2013, we refinanced our $925 million credit facility by entering into a $1 billion senior secured credit facility; and (iv) in July 2013, we repurchased and cancelled $54.7 million of our 3.75% convertible notes in private transactions for aggregate consideration of $98.6 million.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National and the Inn at Opryland. Beginning October 1, 2012, Marriott assumed responsibility for the day-to-day management of our Gaylord Hotels properties. Effective December 1, 2012, under an additional management agreement, Marriott assumed responsibility for managing the day-to-day operations of the Inn at Opryland.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions. As a result of the REIT conversion, we own our Opry and Attractions businesses in TRSs, which will conduct their business consistent with past practice, except for the management agreements with Marriott for the General Jackson, Wildhorse Saloon and Gaylord Springs discussed above.

•	Corporate and Other, consisting of our corporate expenses.

For the years ended December 31, 2013, 2012 and 2011, our total revenues were divided among these business segments as follows:

Segment	2013	2012	2011
Hospitality	92%	93%	93%
Opry and Attractions	8%	7%	7%
Corporate and Other	0%	0%	0%

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

Key Performance Indicators

The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels, which are managed by Marriott. These factors impact the price that Marriott can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. The following key performance indicators are commonly used in the hospitality industry:

•	hotel occupancy (a volume indicator);

•	average daily rate (“ADR”) – a price indicator calculated by dividing room revenue by the number of rooms sold;

•	Revenue per Available Room (“RevPAR”) – a summary measure of hotel results calculated by dividing room revenue by room nights available to guests for the period;

•	Total Revenue per Available Room (“Total RevPAR”) – a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period; and

•	Net Definite Room Nights Booked – a volume indicator which represents the total number of definite bookings for future room nights at our hotels confirmed during the applicable period, net of cancellations.

For purposes of comparability, in the key performance indicators presented below, 2013, 2012 and 2011 occupancy, RevPAR and Total RevPAR are calculated using Marriott’s method for calculating available rooms and do not exclude renovation rooms from the calculation of rooms available, which is different from how we previously accounted for renovation rooms prior to the Marriott transition. In addition, 2013, 2012 and 2011 occupancy and ADR do not include complimentary room nights in the calculation of occupied rooms, which is different from how we previously accounted for complimentary rooms.

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

Summary Financial Results

The following table summarizes our financial results for the years ended December 31, 2013, 2012 and 2011 (in thousands, except percentages and per share data):

	2013	% Change	2012	% Change	2011
Total revenues	$954,562	-3.2%	$986,594	3.6%	$952,144
Total operating expenses	878,374	-11.4%	991,348	13.6%	872,613
Operating income (loss)	76,188	1702.6%	(4,754)	-106.0%	79,531
Net income (loss)	118,352	544.2%	(26,644)	-361.8%	10,177
Net income (loss) available to common shareholders	113,483	525.9%	(26,644)	-361.8%	10,177
Net income (loss) per share available to common shareholders — fully diluted	1.81	423.2%	(0.56)	-380.0%	0.20

2013 Results As Compared to 2012 Results

The decrease in our total revenues during 2013, as compared to 2012, is attributable to a decrease in our Hospitality segment revenue of $37.5 million, partially offset by an increase in our Opry and Attractions segment revenues of $5.5 million, as discussed more fully below. The decrease in revenues in our Hospitality segment includes the effect of outsourcing retail operations at Gaylord Opryland, Gaylord Texan and Gaylord National commencing during the fourth quarter of 2012, as described more fully below. Total Hospitality revenues in 2013 include $8.5 million in attrition and cancellation fee collections, a $2.1 million increase from 2012.

The decrease in total operating expenses during 2013, as compared to 2012, is due primarily to a $79.8 million decrease in REIT conversion costs during 2013, a decrease of $20.6 million in our Corporate and Other segment operating expenses, and a decrease of $14.2 million in depreciation, all as discussed more fully below.

The above factors resulted in operating income of $76.2 million for 2013, as compared to an operating loss of $4.8 million in 2012.

Our net income of $118.4 million in 2013, as compared to a net loss of $26.6 million in 2012, was due to the change in our operating income described above, and the following factors, each as described more fully below:

•	A $90.6 million increase in the benefit for income taxes during 2013, as compared to 2012.

•	A $19.8 million decrease in other gains and losses for 2013, as compared to 2012, primarily associated with a $20.0 million gain on the sale of intellectual property to Marriott in connection with the Marriott sale transaction in 2012.

•	A $4.2 million loss on the extinguishment of debt primarily associated with the repurchase of a portion of our 3.75% convertible notes during 2013.

•	A $2.3 million increase in our interest expense, net of amounts capitalized, for 2013, as compared to 2012.

2012 Results As Compared to 2011 Results

The increase in our total revenues during 2012, as compared to 2011, is attributable to an increase in our Hospitality segment revenues of $29.4 million and an increase in our Opry and Attractions segment revenues of $5.1 million, as discussed more fully below. The increase in revenues in our Hospitality segment is partially offset by the effect of outsourcing retail operations at Gaylord Opryland, Gaylord Texan and Gaylord National during the fourth quarter of 2012, as described more fully below. Total Hospitality revenues in 2012 include $6.4 million in attrition and cancellation fee collections, a $2.8 million decrease from 2011.

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

Our net loss was $26.6 million in 2012, as compared to net income of $10.2 million in 2011, due to the change in our operating income described above, partially offset by the following factors, each as described more fully below:

•	A $23.2 million increase in other gains and losses for 2012, as compared to 2011, primarily associated with a $20.0 million gain on the sale of intellectual property to Marriott in connection with the Marriott sale transaction and $2.3 million received from the marketing and maintenance fund associated with the Gaylord National bonds.

•	A $16.1 million decrease in our interest expense, net of amounts capitalized, for 2012, as compared to 2011.

•	A benefit for income taxes of $2.0 million during 2012, as compared to a provision for income taxes of $7.4 million during 2011.

Factors and Trends Contributing to Operating Performance in 2013 Compared to 2012

The most important factors and trends contributing to our operating performance in 2013 as compared to 2012 were:

•	Difficulties in in-the-year, for-the-year sales booking levels, as overall weakness in the group sector and difficulties related to the management transition to Marriott have impacted our results. Our joint effort with Marriott has resulted in improvement in the latter half of 2013, including increased bookings over the prior year; however, we are continuing to work with Marriott in these areas to ensure further improvement going forward.

•	Cost synergies not being realized as quickly as anticipated and operating costs inefficiencies at our hotels from the transition to Marriott systems and procedures have impacted our results.

•	REIT conversion costs, specifically $22.2 million and $102.0 in REIT conversion costs during 2013 and 2012, respectively.

•	Decreased occupancy levels at Gaylord National (a decrease of 3.2 percentage points of occupancy during 2013, as compared to 2012), primarily due to decreased levels of group and governmental business. The decrease in governmental business is primarily attributable to the U.S. government sequestration and included cancellations by several large government-related groups during 2013. Further, for groups that did travel, the sequestration drove many of these groups to reduce attendance and banquet spending while they were on property, which negatively impacted both occupancy and total revenue.

•	Decreased outside-the-room spending at each of our hotel properties (a decrease of 5.1% during 2013, as compared to 2012), primarily due to a decrease in banquets. This decrease in outside-the-room spending was driven by a shift in the mix of group business during 2013 from higher-rated corporate business to lower-rated groups, social, military, education, religious and fraternal groups and transient guests.

•	Increased attrition levels for 2013, as compared to 2012, which decreased our operating income, RevPAR and Total RevPAR. Attrition for 2013 was 11.1% of bookings, compared to 8.3% for 2012. However, attrition for the fourth quarter of 2013 was 10.7% of bookings, compared to 12.5% for the fourth quarter of 2012.

•	In-the-year, for-the-year cancellations for 2013 were up 5.4%, as compared to 2012, primarily associated with cancellations from governmental groups. However, in-the-year, for-the-year cancellations for the last six months of 2013 were down 61.7%, as compared to the same 2012 period.

•	A decrease of $20.6 million in corporate expenses for 2013, as compared to 2012, primarily due to the transition of the Company to a REIT, which resulted in lower employment costs.

Factors and Trends Contributing to Operating Performance in 2012 Compared to 2011

The most important factors and trends contributing to our operating performance in 2012 as compared to 2011 were:

•	The Marriott sale transaction and REIT conversion, specifically $102.0 million in REIT conversion costs incurred during 2012.

•	Increased occupancy levels and ADR at Gaylord Palms (an increase of 5.5 percentage points of occupancy and an increase of 7.4% in ADR for 2012, as compared to 2011), primarily due to an improving lodging market in Orlando and the rooms renovation and enhanced amenities completed in 2012, such as the sports bar, resort pool, and events lawn area. These improvements also led to an increase in outside-the-room spending per room (an increase of 16.5% for 2012, as compared to 2011).

•	Increased ADR at Gaylord National (an increase of 2.3% for 2012, as compared to 2011), primarily due to an increase in rates for corporate groups, and increased outside-the-room spending at Gaylord National (an increase of 2.3% during 2012, as compared to 2011), primarily due to an increase in banquets.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2013, 2012 and 2011 (in thousands, except percentages and performance metrics):

	2013	% Change	2012	% Change	2011
Revenues:
Rooms	$357,313	-2.3%	$365,611	4.0%	$351,567
Food and beverage	382,340	-4.7%	401,252	5.1%	381,699
Other hotel revenue	138,856	-6.9%	149,178	-2.7%	153,368

Total hospitality revenue (1)	878,509	-4.1%	916,041	3.3%	886,634
Hospitality operating expenses:
Rooms	106,849	10.3%	96,900	1.0%	95,897
Food and beverage	237,153	-2.3%	242,739	3.2%	235,193
Other hotel expenses	295,152	-6.2%	314,643	-0.1%	315,085
Management fees	14,652	248.3%	4,207	100.0%	—
Depreciation and amortization	103,147	-3.9%	107,343	-2.0%	109,521

Total Hospitality operating expenses	756,953	-1.2%	765,832	1.3%	755,696

Hospitality operating income (2)	$121,556	-19.1%	$150,209	14.7%	$130,938

Hospitality performance metrics:
Occupancy	70.7%	-0.1%	70.8%	2.0%	69.4%
ADR	$170.89	-1.9%	$174.20	1.7%	$171.33
RevPAR (3)	$120.89	-2.0%	$123.36	3.7%	$118.94
Total RevPAR (4)	$297.22	-3.8%	$309.07	3.0%	$299.97
Net Definite Group Room Nights Booked	1,591,000	7.6%	1,478,000	1.8%	1,452,000

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels and the Inn at Opryland for all periods presented.
(2)	Hospitality operating income does not include REIT conversion costs of $7.6 million and $21.2 million in 2013 and 2012, respectively, impairment charges (non-REIT conversion costs) of $2.8 million in 2013, or preopening costs of $0.3 million and $0.4 million during 2012 and 2011, respectively. See the discussion of these items set forth below.

(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The decrease in total Hospitality segment revenue in 2013, as compared to the same period in 2012, is primarily due to decreases of $13.5 million, $9.9 million, $7.9 million and $7.6 million at Gaylord Texan, Gaylord National, Gaylord Palms and Gaylord Opryland, respectively, primarily a result of decreased outside-the-room spending during 2013 as a result of a decrease in group business and an increase in transient business discussed below, as well as the effect of outsourcing retail sales operations at Gaylord Opryland, Gaylord Texan and Gaylord National commencing during the fourth quarter of 2012. The properties now only receive rental lease payments rather than full retail revenue and associated expense. The net impact of this change in retail sales operations resulted in a decrease in other hotel revenue for 2013, as compared to 2012, of approximately $7.9 million and also affected Total RevPAR. The retail operations of Gaylord Palms were already outsourced prior to Marriott’s management.

The increase in total Hospitality segment revenue for 2012, as compared to 2011, was due primarily to increases of $24.8 million and $7.3 million at Gaylord Palms and Gaylord National, respectively, primarily as a result of increased occupancy, ADR and outside-the-room spending during 2012. These increases were partially offset by decreases of $3.1 million and $2.1 million at Gaylord Opryland and Gaylord Texan, respectively, during 2012, primarily as a result of decreased outside-the-room spending at Gaylord Opryland during 2012, and the Gaylord Texan benefitting in 2011 from the impact of the Super Bowl being held in metropolitan Dallas in February 2011. In addition, the change in retail sales operations resulted in a decrease in other hotel revenue of approximately $3.5 million compared to 2011 and also affected Total RevPAR.

The percentage of group versus transient business based on rooms sold for our hospitality segment for the years ended December 31 was approximately as follows:

	2013	2012	2011
Group	72%	75%	78%
Transient	28%	25%	22%

The type of group based on rooms sold for our hospitality segment for the years ended December 31 was approximately as follows:

	2013	2012	2011
Corporate Groups	47%	44%	50%
Associations	34%	37%	35%
Other Groups	19%	19%	15%

The proportional increase in transient business during 2013, as compared to 2012, was primarily the result of a decrease in group business, primarily at Gaylord Palms and Gaylord Opryland due to decreased group business, and Gaylord National, due to decreased governmental business, and an increase in transient business as a result of joining the Marriott brand, which has also allowed us to fill more rooms with transient guests when group business is down. The proportional increase in transient business during 2012, as compared to 2011, was primarily the result of normal shifts that are typically experienced from year-to-year.

The increase in rooms operating expenses in 2013, as compared to 2012, is primarily attributable to increases at Gaylord National and Gaylord Opryland, as described below. Rooms operating expenses were stable in 2012, as compared to 2011.

The decrease in food and beverage operating expenses in 2013, as compared to 2012, is attributable to decreases at Gaylord Texan, Gaylord Palms and Gaylord Opryland, partially offset by an increase at Gaylord National, as described below. The increase in food and beverage operating expenses in 2012, as compared to 2011, is primarily attributable to an increase at Gaylord Palms, as described below.

Other hotel expenses for the years ended December 31 consist of the following (in thousands):

	2013	% Change	2012	% Change	2011
Administrative employment costs	$97,479	-7.2%	$105,085	-1.3%	$106,481
Utilities	26,242	0.6%	26,088	-15.7%	30,954
Property taxes	29,823	-1.1%	30,163	7.3%	28,102
Other	141,608	-7.6%	153,307	2.5%	149,548

Total other hotel expenses	$295,152	-6.2%	$314,643	-0.1%	$315,085

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs decreased during 2013, as compared to 2012, primarily due to a decrease at Gaylord Opryland. Utility costs and property taxes were stable during 2013, as compared to 2012. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, decreased during 2013, as compared to 2012, primarily as a result of decreases at Gaylord National, Gaylord Palms and Gaylord Opryland.

Administrative employment costs decreased slightly during 2012, as compared to 2011. Utility costs decreased during 2012, as compared to 2011, primarily due to decreases at Gaylord National, Gaylord Opryland and Gaylord Texan. Property taxes increased during 2012, as compared to 2011, primarily as a result of an increase at Gaylord Opryland. Other expenses increased during 2012, as compared to 2011, primarily as a result of increases at Gaylord Texan and Gaylord National.

As discussed above, beginning in the fourth quarter of 2012, each of our management agreements with Marriott requires us to pay Marriott a base management fee of 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. We accrued $17.6 million and $4.9 million in total base management fees to Marriott related to our Hospitality segment properties during 2013 and 2012, respectively, which are presented throughout this Annual Report on Form 10-K net of the amortization of the deferred management rights proceeds discussed in Note 2 to the consolidated financial statements included herein. We did not accrue an incentive management fee to Marriott related to our Hospitality segment properties during 2013 or 2012.

Hospitality depreciation and amortization expense decreased in 2013, as compared to 2012, primarily related to the initial furniture, fixtures and equipment placed in service at Gaylord Texan’s opening in 2004 becoming fully depreciated during 2012 and a portion of the initial furniture, fixtures and equipment placed in service at Gaylord National’s opening in 2008 becoming fully depreciated during 2013. Hospitality depreciation and amortization expense decreased in 2012, as compared to 2011, primarily as a result of the 2011 period including the disposal of certain fixed assets associated with a rooms renovation and resort pools at Gaylord Palms, partially offset by a corridor renovation at Gaylord Opryland.

Property-Level Results. The following presents the property-level financial results for the years ended December 31, 2013, 2012 and 2011:

Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands, except percentages and performance metrics):

	2013	% Change	2012	% Change	2011
Revenues:
Rooms	$121,150	0.9%	$120,068	2.2%	$117,467
Food and beverage	108,753	-1.3%	110,174	-5.7%	116,863
Other hotel revenue	51,215	-12.4%	58,451	1.7%	57,451

Total revenue	281,118	-2.6%	288,693	-1.1%	291,781
Operating expenses:
Rooms	33,686	11.1%	30,329	-0.8%	30,577
Food and beverage	66,555	-2.6%	68,337	-2.0%	69,698
Other hotel expenses	94,012	-10.7%	105,241	-0.3%	105,580
Management fees	4,683	240.8%	1,374	100.0%	—
Depreciation and amortization	32,683	-5.3%	34,527	8.9%	31,708

Total operating expenses	231,619	-3.4%	239,808	0.9%	237,563
Hospitality performance metrics:
Occupancy	72.8%	3.3%	70.5%	0.1%	70.4%
ADR	$158.24	-1.9%	$161.37	1.7%	$158.72
RevPAR	$115.17	1.2%	$113.83	1.9%	$111.67
Total RevPAR	$267.24	-2.4%	$273.69	-1.3%	$277.38

Rooms revenue and RevPAR increased at Gaylord Opryland during 2013, as compared to 2012, primarily as a result of the increase in occupancy, which was due to an increase in both group and transient business. Rooms expenses increased during 2013, as compared to 2012, primarily as a result of increased variable expenses associated with the increase in occupancy, as well as increased labor costs.

The decrease in food and beverage revenue at Gaylord Opryland during 2013, as compared to 2012, was primarily due to a decrease in revenue from banquets and restaurant outlets. Food and beverage expenses decreased in 2013, as compared to 2012, as a result of the decrease in variable expenses related to the decrease in revenue.

As discussed above, under Marriott’s management of Gaylord Opryland, the retail sales operations of the hotel were outsourced to a third-party retailer in the fourth quarter of 2012. The property now only receives rental lease payments rather than the full retail revenue and associated expense. The resulting decrease in retail revenue of approximately $4.6 million and decreased collection of attrition and cancellation fees in 2013 are the primary factors in the decrease in other revenue during 2013, as compared to 2012. Other hotel expenses decreased in 2013, as compared to 2012, primarily due to decreased employment costs and decreased sales and marketing costs as a result of realizing synergies from the Marriott transition.

Depreciation and amortization decreased during 2013, as compared to 2012, primarily as a result of the 2012 period including expense related to the disposal of certain fixed assets associated with a corridor renovation.

Rooms revenue and RevPAR increased at Gaylord Opryland during 2012, as compared to 2011, primarily as a result of an increase in ADR, which was due to an increase in higher-rated association groups. Rooms expenses decreased during 2012, as compared to 2011, primarily as a result of decreased labor costs.

The decrease in food and beverage revenue at Gaylord Opryland during 2012, as compared to 2011, was primarily due to a decrease in banquets and restaurant outlets. Food and beverage expenses decreased in 2012, as compared to 2011, as a result of the decrease in variable expenses related to the decrease in revenue.

As discussed above, under Marriott’s management of Gaylord Opryland, the retail sales operations of the hotel were outsourced to a third-party retailer in the fourth quarter of 2012. The resulting decrease in retail revenue of approximately $2.6 million was offset by increased collection of attrition and cancellation fees in 2012, resulting in the increase in other revenue during 2012, as compared to 2011. Other hotel expenses remained stable in 2012, as compared to 2011.

Depreciation and amortization increased during 2012, as compared to 2011, primarily as a result of the 2012 period including expense related to the disposal of certain fixed assets associated with a corridor renovation.

Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands, except percentages and performance metrics):

	2013	% Change	2012	% Change	2011
Revenues:
Rooms	$63,504	-2.5%	$65,113	16.2%	$56,057
Food and beverage	78,697	-7.4%	84,947	21.4%	69,978
Other hotel revenue	24,584	-0.1%	24,602	3.3%	23,822

Total revenue	166,785	-4.5%	174,662	16.6%	149,857
Operating expenses:
Rooms	17,703	2.9%	17,200	11.7%	15,397
Food and beverage	45,453	-5.3%	47,978	16.6%	41,149
Other hotel expenses	61,823	-2.7%	63,555	-0.1%	63,632
Management fees	2,828	285.8%	733	100.0%	—
Depreciation and amortization	17,944	-0.2%	17,980	-13.1%	20,695

Total operating expenses	145,751	-1.1%	147,446	4.7%	140,873
Hospitality performance metrics:
Occupancy	75.3%	0.5%	74.9%	7.9%	69.4%
ADR	$164.42	-2.7%	$168.97	7.4%	$157.35
RevPAR	$123.74	-2.2%	$126.53	15.8%	$109.23
Total RevPAR	$325.00	-4.2%	$339.42	16.2%	$292.01

Rooms revenue and RevPAR decreased at Gaylord Palms during 2013, as compared to 2012, primarily as a result of a decrease in ADR resulting from a decrease in group rooms, partially offset by an increase in both transient occupancy and transient rate. Rooms expenses increased during 2013, as compared to 2012, primarily as a result of increased variable expenses associated with the increase in occupancy, as well as two large group cancellations during 2013, which lowered revenue, but did not lower rooms expenses in a similar manner.

The decrease in food and beverage revenue at Gaylord Palms during 2013, as compared to 2012, was primarily due to the decrease in group rooms discussed above and the resulting decrease in banquet revenue. This decrease was partially offset by revenue for the full 2013 year related to the addition of a sports bar and pool bar at the property. These additions were opened in the first quarter of 2012. Food and beverage expenses decreased in 2013, as compared to 2012, as the decrease in variable expenses related to the decrease in revenue was partially offset by increased employee benefit costs.

Other hotel revenue was stable during 2013, as compared to 2012. Other hotel expenses decreased in 2013, as compared to 2012, primarily due to decreased sales and marketing costs, partially offset by an increase in employment costs.

Depreciation and amortization was stable during 2013, as compared to 2012.

Rooms revenue and RevPAR increased at Gaylord Palms during 2012, as compared to 2011, primarily a result of an increase in ADR, which was driven by an increase in ADR across all customer segments. In addition, the property benefited from an improving lodging market in Orlando and the 2012 completion of a rooms renovation and enhanced amenities such as a sports bar, a new resort pool, and an events lawn area, which contributed to the increase in occupancy among corporate groups. Rooms expenses increased during 2012, as compared to 2011, primarily as a result of increased variable costs associated with the increase in occupancy.

The increase in food and beverage revenue at Gaylord Palms during 2012, as compared to 2011, was primarily due to an increase in banquets, primarily as a result of the increase in occupancy among corporate groups, and an increase in restaurant outlets, primarily as a result of the new sports bar opened in 2012. Food and beverage expenses increased in 2012, as compared to 2011, as a result of the increase in variable expenses related to the increase in revenue.

Other hotel revenues and expenses remained stable in 2012, as compared to 2011.

Depreciation and amortization decreased during 2012, as compared to 2011, primarily as a result of the 2011 period including expense related to the disposal of certain fixed assets associated with the rooms renovation, sports bar and new resort pool.

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands, except percentages and performance metrics):

	2013	% Change	2012	% Change	2011
Revenues:
Rooms	$67,937	-5.0%	$71,549	-3.9%	$74,459
Food and beverage	86,220	-8.7%	94,385	2.4%	92,142
Other hotel revenue	32,590	-5.0%	34,301	-3.9%	35,709

Total revenue	186,747	-6.7%	200,235	-1.0%	202,310
Operating expenses:
Rooms	17,924	6.6%	16,811	-0.6%	16,912
Food and beverage	51,049	-8.7%	55,933	1.7%	55,013
Other hotel expenses	63,107	-1.6%	64,127	1.2%	63,376
Management fees	3,068	192.2%	1,050	100.0%	—
Depreciation and amortization	17,561	-4.3%	18,348	-14.9%	21,555

Total operating expenses	152,709	-2.3%	156,269	-0.4%	156,856
Hospitality performance metrics:
Occupancy	71.3%	-3.3%	73.7%	-1.6%	74.9%
ADR	$172.74	-1.6%	$175.53	-2.7%	$180.36
RevPAR	$123.18	-4.8%	$129.38	-4.2%	$135.01
Total RevPAR	$338.61	-6.5%	$362.07	-1.3%	$366.83

Rooms revenue and RevPAR decreased at Gaylord Texan during 2013, as compared to 2012, primarily as a result of a decrease in occupancy and ADR, which was due to a decrease in group rooms and several large group cancellations during the third quarter of 2013. Rooms expenses increased during 2013, as compared to 2012, as the large group cancellations did not result in a significant decrease in variable costs typically associated with a decrease in occupancy. Further, severe winter weather and a rooms renovation project commencing in December that took rooms out of service also negatively impacted 2013 performance.

The decrease in food and beverage revenue at Gaylord Texan during 2013, as compared to 2012, was primarily due to the decrease in group business and the resulting decrease in banquets revenue. Food and beverage expenses decreased in 2013, as compared to 2012, as a result of the decrease in variable expenses related to the decrease in revenue.

As discussed above, under Marriott’s management of Gaylord Texan, the retail sales operations of the hotel were outsourced to a third-party retailer in the fourth quarter of 2012. The property now only receives rental lease payments rather than the full retail revenue and associated expense. The resulting decrease in retail revenue of approximately $1.9 million, partially offset by increased collection of attrition and cancellation fees in 2013, is the primary factor in the decrease in other revenue during 2013, as compared to 2012. Other hotel expenses decreased in 2013, as compared to 2012, primarily due to decreased employment costs and decreased sales and marketing costs as a result of realizing synergies from the Marriott transition.

Depreciation and amortization decreased during 2013, as compared to 2012, primarily as a result of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2004 becoming fully depreciated during 2012.

Rooms revenue and RevPAR decreased at Gaylord Texan during 2012, as compared to 2011, primarily as a result of lower occupancy and ADR, driven by a decrease in levels of association business. In addition, 2011 included an increase in higher-rated transient business due to the impact of the 2011 Super Bowl being held in metropolitan Dallas in February 2011. Rooms expenses decreased during 2012, as compared to 2011, primarily as a result of decreased variable costs associated with the decrease in occupancy.

Food and beverage revenue and expenses remained stable at Gaylord Texan during 2012, as compared to 2011.

As discussed above, under Marriott’s management of Gaylord Texan, the retail sales operations of the hotel were outsourced to a third-party retailer in the fourth quarter of 2012. The resulting decrease in retail revenue of approximately $0.7 million, as well as decreased collection of attrition and cancellation fees in 2012, resulted in the decrease in other revenue during 2012, as compared to 2011. Other hotel expenses remained stable in 2012, as compared to 2011.

Depreciation and amortization decreased during 2012, as compared to 2011, primarily as a result of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2004 becoming fully depreciated during 2012.

Gaylord National Results. The results of Gaylord National for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands, except percentages and performance metrics):

	2013	% Change	2012	% Change	2011
Revenues:
Rooms	$96,521	-5.2%	$101,785	3.9%	$98,004
Food and beverage	105,592	-3.0%	108,880	8.0%	100,827
Other hotel revenue	30,395	-4.2%	31,714	-12.6%	36,282

Total revenue	232,508	-4.1%	242,379	3.1%	235,113
Operating expenses:
Rooms	35,047	14.3%	30,649	-2.1%	31,298
Food and beverage	71,621	5.4%	67,978	0.5%	67,633
Other hotel expenses	73,529	-7.1%	79,180	-1.1%	80,038
Management fees	3,843	270.6%	1,037	100.0%	—
Depreciation and amortization	33,565	-4.6%	35,167	2.0%	34,475

Total operating expenses	217,605	1.7%	214,011	0.3%	213,444
Hospitality performance metrics:
Occupancy	64.5%	-4.7%	67.7%	1.2%	66.9%
ADR	$205.56	-0.1%	$205.84	2.3%	$201.16
RevPAR	$132.49	-4.9%	$139.33	3.6%	$134.52
Total RevPAR	$319.14	-3.8%	$331.78	2.8%	$322.72

Rooms revenue and RevPAR decreased at Gaylord National during 2013, as compared to 2012, primarily as a result of a decrease in occupancy for group and governmental rooms, primarily as a result of the sequestration-related cancellations discussed above. Rooms expenses increased during 2013, as compared to 2012, as the property experienced higher employee benefit costs during 2013 as a result of increased union benefits that were negotiated at the property’s opening in 2008 that were to begin in 2013. This increase was partially offset by lower variable costs associated with the decrease in occupancy. In addition, severe winter weather and a closure due to a water main emergency also negatively impacted 2013 results.

The decrease in food and beverage revenue at Gaylord National during 2013, as compared to 2012, was primarily due to the decrease in group and governmental rooms and the resulting decrease in banquets. Food and beverage expenses increased in 2013, as compared to 2012, as a result of the increased employee benefit costs during 2013 as a result of increased union benefits that were negotiated at the property’s opening in 2008.

As discussed above, under Marriott’s management of Gaylord National, the retail sales operations of the hotel were outsourced to a third-party retailer in the fourth quarter of 2012. The property now only receives rental lease payments rather than the full retail revenue and associated expense. The resulting decrease in retail revenue of approximately $1.4 million, partially offset by increased collection of attrition and cancellation fees in 2013, is the primary factor in the decrease in other revenue during 2013, as compared to 2012. Other hotel expenses decreased in 2013, as compared to 2012, primarily due to decreased sales and marketing costs as a result of realizing synergies from the Marriott transition.

Depreciation and amortization decreased during 2013, as compared to 2012, primarily as a result of a portion of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2008 becoming fully depreciated during 2013.

Rooms revenue and RevPAR increased at Gaylord National during 2012, as compared to 2011, primarily a result of increased ADR, driven by an increase in higher-rated corporate groups. Rooms expenses decreased during 2012, as compared to 2011, primarily as a result of decreased employee benefit costs.

Food and beverage revenue increased at Gaylord National during 2012, as compared to 2011, primarily as a result of the increase in higher-rated corporate groups and the resulting increase in banquets. Food and beverage expense increased slightly in 2012, as compared to 2011, as the increase in variable costs associated with the increase in revenue was partially offset by margin improvement initiatives at the property, including favorable food costs.

As discussed above, under Marriott’s management of Gaylord National, the retail sales operations of the hotel were outsourced to a third-party retailer in the fourth quarter of 2012. The resulting decrease in retail revenue of approximately $0.6 million, as well as decreased collection of attrition and cancellation fees in 2012, resulted in the decrease in other revenue during 2012, as compared to 2011. Other hotel expenses decreased slightly in 2012, as compared to 2011.

Depreciation and amortization increased slightly during 2012, as compared to 2011.

Opry and Attractions Segment

The following presents the financial results of our Opry and Attractions segment for the years ended December 31, 2013, 2012 and 2011 (in thousands, except percentages):

	2013	% Change	2012	% Change	2011
Revenues	$76,053	7.8%	$70,553	7.7%	$65,510
Operating expenses	56,528	8.4%	52,130	1.5%	51,364
Depreciation and amortization	5,368	4.9%	5,119	-2.7%	5,261

Operating income (1)	$14,157	6.4%	$13,304	49.7%	$8,885

(1)	Opry and Attractions segment operating income does not include $0.2 million of REIT conversion costs during 2013 and 2012, impairment charges (non-REIT conversion costs) of $0.2 million in 2013, or $0.4 million and $0.5 million of casualty loss during 2012 and 2011, respectively. See the discussion of these items set forth below.

The increases in revenues in the Opry and Attractions segment during 2013, as compared to 2012, and in 2012, as compared to 2011, were primarily due to increases at the Grand Ole Opry, driven by increased attendance and additional shows.

Opry and Attractions operating expenses increased during 2013, as compared to 2012, and in 2012, as compared to 2011, primarily as a result of the increased variable costs associated with the increases in revenues.

Opry and Attractions depreciation and amortization expense remained stable during 2013, as compared to 2012, and in 2012, as compared to 2011.

Corporate and Other Segment

The following presents the financial results of our Corporate and Other segment for the year ended December 31, 2013, 2012 and 2011 (in thousands, except percentages):

	2013	% Change	2012	% Change	2011
Operating expenses	$26,292	-43.9%	$46,876	-2.6%	$48,152
Depreciation and amortization	8,013	-56.0%	18,229	73.5%	10,507

Operating loss (1)	$(34,305)	47.3%	$(65,105)	-11.0%	$(58,659)

(1)	Corporate and Other segment operating loss does not include $14.4 million and $80.5 million of REIT conversion costs during 2013 and 2012, respectively. Corporate and Other segment operating loss also does not include $0.1 million, $0.4 million and $0.9 million of casualty loss during 2013, 2012 and 2011, respectively. See the discussion of REIT conversion costs and casualty loss set forth below.

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased during 2013, as compared to 2012, and in 2012, as compared to 2011, due primarily to lower employment costs that resulted from the reduction in the number of corporate employees due to the REIT conversion.

Corporate and Other depreciation and amortization expense decreased during 2013, as compared to 2012, primarily due to the disposal in 2013 and 2012 of certain assets that were no longer required as a result of our conversion to a REIT. Corporate and Other depreciation and amortization expense increased during 2012, as compared to 2011, primarily due to a decrease in the useful lives of certain assets that were disposed of at various points of our conversion to a REIT.

Operating Results – REIT Conversion Costs

We have segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying consolidated statements of operations. During 2013 and 2012, we incurred $22.2 million and $102.0 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during 2013 include employment and severance costs ($14.4 million), professional fees ($2.7 million), and various other transition costs ($5.1 million). REIT conversion costs incurred during 2012 include noncash impairment charges ($33.3 million), professional fees ($23.1 million), employment, severance and retention costs ($24.4 million), and various other transition costs ($21.2 million).

Operating Results – Casualty Loss

During the years ended December 31, 2013, 2012 and 2011, we recognized $0.1 million, $0.9 million and $1.2 million, respectively, of casualty loss expense related to the May 2010 flooding in Nashville, which primarily represents non-capitalized repairs within our Opry and Attractions segment.

Operating Results – Preopening costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for 2012 primarily relate to our new sports bar entertainment facility at Gaylord Palms that opened in the first quarter of 2012. Our preopening costs for 2011 primarily relate to a new restaurant concept at the Inn at Opryland that opened in the third quarter of 2011.

Operating Results – Impairment and Other Charges (non-REIT conversion costs)

During 2013, we incurred $3.0 million in impairment charges, primarily associated with disposed equipment at Gaylord National and the decision not to move forward with a proposed expansion at Gaylord Palms in the near-term.

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the years ended December 31, 2013, 2012 and 2011 (in thousands, except percentages):

	2013	% Change	2012	% Change	2011
Interest expense, net of amounts capitalized	$(60,916)	4.0%	$(58,582)	-21.5%	$(74,673)
Interest income	12,267	-0.3%	12,307	-1.2%	12,460
Income from unconsolidated companies	10	-90.8%	109	-90.0%	1,086
Net loss on extinguishment of debt	(4,181)	-100.0%	—	0.0%	—
Other gains and (losses)	2,447	-89.0%	22,251	2529.1%	(916)
(Provision) benefit for income taxes	92,662	4455.7%	2,034	127.4%	(7,420)
Income (loss) from discontinued operations, net of taxes	(125)	-1288.9%	(9)	-108.3%	109

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, increased $2.3 million to $60.9 million in 2013 as compared to 2012, due primarily to an increase in interest expense associated with our 5% senior notes that were issued in April 2013, partially offset by a decrease in interest expenses associated with our redeemed 6.75% senior notes, which were redeemed in January 2013. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 5.0% in 2013 as compared to 5.4% in 2012. Cash interest expense decreased $0.6 million to $39.7 million in 2013 as compared to 2012, and noncash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, increased $2.9 million to $21.2 million in 2013 as compared to 2012.

Interest expense, net of amounts capitalized, decreased $16.1 million to $58.6 million (net of capitalized interest of $0.5 million in 2012) in 2012 as compared to 2011, due primarily to a decrease in interest expense associated with our refinanced credit facility, due to lower interest rates, as well as 2011 including the write-off of $1.7 million in deferred financing costs associated with our previous $1.0 billion credit facility. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 5.4% in 2012 as compared to 6.3% in 2011. Cash interest expense decreased $15.4 million to $40.3 million in 2012 as compared to 2011, and noncash interest expense decreased $0.7 million to $18.3 million in 2012 as compared to 2011.

Interest Income

Interest income for 2013, 2012 and 2011 primarily includes amounts earned on the bonds that we received in April 2008 in connection with the development of Gaylord National, which we hold as notes receivable.

Income From Unconsolidated Companies

We account for our previous minority investments under the equity method of accounting. Income from unconsolidated companies for the years ended December 31, 2013, 2012 and 2011 consisted of income from these investments.

Net Loss on Extinguishment of Debt

In July 2013, we settled the repurchase of and subsequently cancelled $54.7 million of our 3.75% convertible notes in private transactions for aggregate consideration of $98.6 million, which was funded by borrowings under our revolving credit facility. In addition, we settled $1.2 million of convertible notes that were converted by a holder. As a result of these transactions, we recorded a loss on extinguishment of debt of approximately $4.2 million in 2013.

Other Gains and (Losses)

Other gains and (losses) for 2013 primarily consists of $2.3 million received from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses. Other gains and (losses) for 2012 consisted of a $20.0 million gain on the sale of intellectual property to Marriott in connection with the Marriott sale transaction and $2.3 million received from the fund associated with the Gaylord National bonds. Our other gains and (losses) during 2011 primarily consisted of miscellaneous income and expenses related to retirements of fixed assets.

(Provision) Benefit for Income Taxes

During 2013, we recorded an income tax benefit of $92.7 million. As a result of our conversion to a REIT, certain net deferred tax liabilities related to our real estate were reversed, as the REIT will generally not pay federal corporate income tax related to those deferred tax liabilities. In addition, we assessed the need for a valuation allowance on the net deferred tax assets of the TRSs. As a result, we recorded a net benefit of $64.8 million related to the conversion to a REIT during 2013. In addition, we recorded a benefit of $7.5 million related to the reversal of liabilities associated with uncertain tax positions, a benefit of $1.2 million related to the filing of our 2012 federal and state income tax returns and a benefit of $19.2 million related to our current period operations. In 2012 and 2011, which were prior to our REIT conversion, we recorded a (provision) benefit for income taxes of $2.0 million and $(7.4) million, respectively.

The increase in our benefit for income taxes for 2013, as compared to 2012, resulted primarily from the benefit of our conversion to a REIT effective January 1, 2013. The decrease in our provision for income taxes for 2012, as compared to 2011, resulted primarily from increases in permanent tax adjustments related to nondeductible transaction costs associated with the Marriott sale transaction and compensation adjustments, partially offset by changes in our federal and state valuation allowances.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During 2013, our net cash flows provided by our operating activities – continuing operations were $137.6 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, impairment and other charges, income tax benefit, stock-based compensation expense, excess tax benefit from stock-based compensation, loss on extinguishment of debt, income from unconsolidated companies, gain on sale of long-lived assets, and the amortization and write-off of deferred financing costs of approximately $185.8 million, partially offset by unfavorable changes in working capital of approximately $48.2 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses primarily related to the payment of accrued REIT conversion costs and a decrease in accounts payable at our managed properties due to the timing of payments as new payment processes were developed, partially offset by an increase in accrued dividends. It should be noted that the reversal of deferred tax liabilities and the recognition of valuation allowances on the net deferred tax assets of our TRSs represent the majority of the reconciling item for provision (benefit) for deferred income taxes of $89.5 million from net income to net cash flows provided by operating activities. These tax items, and their related impact on our cash provided by operating activities, are the result of our REIT conversion, and we paid out no cash in connection with such reversal and recognition.

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

During 2011, our net cash flows provided by our operating activities – continuing operations were $153.9 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, income from unconsolidated companies, the write-off of deferred financing costs related to the refinancing of our credit facility, losses on assets damaged in flood, and losses on the sales of certain fixed assets of approximately $170.2 million, partially offset by unfavorable changes in working capital of approximately $16.3 million. The unfavorable changes in working capital primarily resulted from an increase in accounts receivable at Gaylord Opryland, Gaylord Palms and Gaylord Texan due primarily to an increase in group business at the end of 2011, as compared to the end of 2010, which business typically has longer payment terms, a decrease in interest payable due to the repayment of $100.0 million under our credit facility, as well as lower interest rates and the expiration of the interest rate swaps associated with our credit facility, and a decrease in accounts payable due to timing of payments. These unfavorable changes were partially offset by the collection of federal tax refunds related to 2010 and an increase in deferred revenue due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord National and Gaylord Palms.

Cash Flows From Investing Activities. During 2013, our primary uses of funds from investing activities were purchases of property and equipment of $37.0 million, consisting primarily of ongoing maintenance capital expenditures for our existing properties, and included $0.5 million of capitalized personnel costs, and an increase in restricted cash and cash equivalents associated with the FF&E reserve we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us.

During 2012, our primary sources of funds from investing activities were the receipt of $210.0 million from the Marriott sale transaction, partially offset by the purchase of property and equipment totaling $95.2 million and including $1.9 million of capitalized personnel costs. Our capital expenditures during 2012 primarily included the completion of the renovation of the guestrooms, a new sports bar entertainment facility and new resort pools at Gaylord Palms, the completion of the enhancement to our flood protection system at Gaylord Opryland and the Grand Ole Opry, and ongoing maintenance capital expenditures for our existing properties.

During 2011, our primary uses of funds and investing activities were the purchase of property and equipment totaling $132.6 million that included $2.3 million of capitalized personnel costs, partially offset by the receipt of a $2.5 million principal payment on the bonds that were received in April 2008 in connection with the development of Gaylord National and $1.9 million in proceeds from the sale of certain fixed assets. Our capital expenditures during 2011 primarily included remaining flood-related projects at Gaylord Opryland, the commencement of renovation of the guestrooms, the addition of a sports bar entertainment facility and new resort pools at Gaylord Palms, the building of our new resort pool at Gaylord Texan, and various information technology projects, as well as ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of and the repayment of long-term debt, the repurchase of stock, and the payment of dividends. During 2013, our net cash flows used in financing activities were approximately $124.5 million, primarily reflecting the payment of $152.2 million to redeem all of our outstanding 6.75% senior notes, $100.0 million to repurchase 2.3 million shares of our common stock for retirement, $98.6 million to repurchase and cancel $54.7 million of our Convertible Notes in private transactions, the payment of $76.4 million in cash dividends, net repayments of $35.5 million under our $1 billion credit facility, and the payment of $15.7 million in deferred financing costs, partially offset by the issuance of $350.0 million in 5% senior notes and $5.2 million in proceeds from the exercise of stock options.

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

Liquidity

As of December 31, 2013, we had $61.6 million in unrestricted cash and $484.5 million available for borrowing under our $1 billion credit facility, which we refinanced in April 2013 with an increased and extended facility that matures in April 2017. During 2013, we redeemed all of our existing 6.75% senior notes at par at a cost of $152.2 million, repurchased and retired 2.3 million shares of our common stock at a purchase price of $100.0 million, repurchased $54.7 million of our Convertible Notes for aggregate consideration of $98.6 million, and paid cash dividends of $76.4 million. These net outflows, partially offset by the issuance of $350.0 million in 5% senior notes in April 2013 and our cash flow provided by operations, were the primary factors in the decrease in our cash balance from 2012 to 2013.

During 2013, we incurred $22.2 million of various costs associated with the REIT conversion. Further, on April 3, 2013, certain of our subsidiaries issued $350.0 million in aggregate principal amount of senior notes due 2021 in a private placement. Substantially all of the net proceeds of approximately $342.0 million from the private placement were used to repay amounts then outstanding under our $925 million credit facility. In addition, in July 2013, we settled the repurchase of and subsequently cancelled $54.7 million of our 3.75% convertible notes in private transactions for aggregate consideration of $98.6 million, which was funded by borrowings under our revolving credit facility.

On April 12, 2013, we paid a cash dividend in the amount of $0.50 per share of common stock, or an aggregate of $25.8 million in cash, to stockholders of record as of the close of business on March 28, 2013. On July 15, 2013, we paid a cash dividend in the amount of $0.50 per share of common stock, or an aggregate of $25.3 million in cash, to stockholders of record as of the close of business on June 28, 2013. On October 15, 2013, we paid a cash dividend in the amount of $0.50 per share of common stock, or an aggregate of $25.3 million in cash, to stockholders of record as of the close of business on September 27, 2013. On January 15, 2014, we paid a cash dividend in the amount of $0.50 per share of common stock, or an aggregate of $25.3 million in cash, to stockholders of record as of the close of business on December 27, 2013. Future dividends are subject to future determinations as to the timing and amount by our board of directors. However, pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to stockholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) or 100% of REIT taxable income, whichever is greater.

We anticipate investing in our operations during 2014 by spending between $64 million and $66 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities and a rooms renovation project at Gaylord Texan.

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

Our outstanding principal debt agreements are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to their scheduled maturity date. As we have the intent and ability to refinance all of our convertible notes on a long-term basis when due, these notes have been classified as long-term debt in Note 5 to the consolidated financial statements included herein.

Principal Debt Agreements

As of December 31, 2013, we were in compliance with all covenants related to our outstanding debt.

$925 Million Credit Facility. Prior to April 18, 2013, were a party to a $925 million senior secured credit facility by and among the Operating Partnership, the Company and certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the “$925 million credit facility”). The $925 million credit facility consisted of the following components: (a) a $525.0 million senior secured revolving credit facility, of which $200.0 million was drawn at closing, and includes a $75.0 million letter of credit sublimit and a $50.0 million sublimit for swingline loans, and (b) a $400.0 million senior secured term loan facility, which was fully funded at closing. The $925 million credit facility was to mature on August 1, 2015 and bore interest at an annual rate of LIBOR plus an adjustable margin based on our implied debt service coverage ratio, as defined in the agreement (the “Applicable Margin”), or the bank’s base rate plus the Applicable Margin. Interest on our borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR-based loans. Principal was payable in full at maturity. We were required to pay a fee of 0.3% to 0.4% per year of the average unused portion of the $525 million revolver. The purpose of the $925 million credit facility was for working capital, capital expenditures, and other corporate purposes.

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

As a result of the refinancing of the previous $925 million credit facility, we wrote off $1.3 million of deferred financing costs during 2013, which are included in interest expense in the accompanying consolidated statements of operations for 2013.

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

As of December 31, 2013, $509.5 million of borrowings were outstanding under the $1 billion credit facility, and the lending banks had issued $6.0 million of letters of credit under the facility, which left $484.5 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our 5% senior notes due 2021).

3.75% Convertible Senior Notes. In 2009, we issued $360.0 million of 3.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1. The Convertible Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of our common stock, at an adjusted conversion rate of 46.7774 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an adjusted conversion price of approximately $21.38 per share and reflects the adjustment made for our dividend that was paid on January 15, 2014. We may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. We intend to settle the face value of the Convertible Notes in cash.

In July 2013, we settled the repurchase of and subsequently cancelled $54.7 million of our Convertible Notes in private transactions for aggregate consideration of $98.6 million, which was funded by borrowings under our revolving credit facility. In connection with the repurchase, we entered into agreements with the note hedge counterparties to proportionately reduce the number of outstanding purchased options and warrants. In consideration for the agreements, the counterparties paid us approximately 0.2 million shares of our common stock, which we subsequently cancelled. In addition, in July 2013, we settled $1.2 million of Convertible Notes that were converted by a holder. After these repurchase and conversion transactions, $304.1 million in principal amount of the notes remain outstanding. As a result of these transactions, we recorded a loss on extinguishment of debt of approximately $4.2 million in 2013. In addition, as we account for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects our nonconvertible debt borrowing rate (as more fully discussed in Note 5 to our consolidated financial statements included herein), we recorded a $43.5 million reduction in stockholders’ equity in 2013 as a result of these transactions.

Concurrently with the offering of the Convertible Notes, we entered into convertible note hedge transactions with respect to our common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The Purchased Options entitle us to purchase shares of our common stock. The Purchased Options cover approximately 14.2 million shares, with an adjusted strike price of $21.38 per share (the same as the adjusted conversion price of the Convertible Notes), which reflects the exercise of a portion of the Purchased Options in conjunction with the settlement of Convertible Notes by a holder, the proportionate reduction in the number of

Purchased Options associated with our repurchase of a portion of our Convertible Notes, as discussed above, and the adjustments made in connection with the dividend we paid on January 15, 2014. The number of shares underlying the Purchased Options and the strike price thereof are subject to further customary anti-dilution adjustments substantially similar to the Convertible Notes, including for quarterly cash dividends. We may settle the Purchased Options in shares, cash or a combination of cash and shares, at our option. Proportionate reductions to the number of shares underlying the Purchased Options may be made in connection with our repurchase, if any, of Convertible Notes prior to their maturity.

Separately and concurrently with entering into the Purchased Options, we sold common stock purchase warrants to the hedge counterparties whereby the warrant holders may purchase shares of our common stock. The warrants cover approximately 14.3 million shares, with an adjusted strike price of $25.65 per share, which reflects the proportionate reduction in the number of warrants associated with our repurchase of a portion of our Convertible Notes, as discussed above, and the adjustments made in connection with the dividend we paid on January 15, 2014. The number of shares underlying the warrants and the strike price thereof are subject to further customary anti-dilution adjustments similar to the adjustments of the Convertible Notes and the Purchased Options, including for quarterly cash dividends. The warrants may only be settled at maturity in shares of our common stock, net of the exercise price. Proportionate reductions to the number of shares underlying the warrants may be made in connection with our repurchase, if any, of Convertible Notes prior to their maturity.

The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. Based on our stock price during the three months ended December 31, 2013, the first condition permitting conversion of the Convertible Notes was satisfied and, thus, the Convertible Notes are currently convertible through March 31, 2014. Other than the $1.2 million of Convertible Notes that were converted by a holder in July 2013, we have not settled the conversion of any of the Convertible Notes. Based on our borrowing capacity under the $1 billion credit facility, the Convertible Notes have been classified as long-term debt. Based on our December 31, 2013 closing stock price of $41.78, the “if-converted value” of the Convertible Notes exceeds the face amount by $290.2 million; however, after giving effect to the exercise of the call options and warrants associated with the Convertible Notes as described above, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $230.3 million or a 5.5 million net share issuance, or a combination of cash and stock, at our option. Based on our cash on hand and our availability under the $1 billion credit facility, as of December 31, 2013, we do not expect any liquidity issues should the Convertible Notes be converted.

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

In connection with the issuance of the 5% Senior Notes, we entered into a registration rights agreement under which we were required to use our commercially reasonable efforts to complete a registered offer to exchange the 5% Senior Notes for registered notes with substantially identical terms as the 5% Senior Notes. We completed the exchange offer in November 2013.

Our net proceeds from the issuance of the 5% Senior Notes totaled approximately $342.0 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used substantially all of these proceeds to repay amounts outstanding under our revolving credit facility.

6.75% Senior Notes. On January 17, 2013, we redeemed our remaining 6.75% senior notes (“the “Senior Notes”) at par at a cost of $152.2 million, which was funded using operational cash flow and borrowings under the revolving credit line of our $925 million credit facility. As a result of this redemption, we wrote off $0.5 million of deferred financing costs in 2013. We completed our offering of $225 million in aggregate principal amount of the Senior Notes in 2004. The Senior Notes were scheduled to mature on November 15, 2014, and bore interest at 6.75% interest, payable semi-annually in cash in arrears on May 15 and November 15 of each year. The Senior Notes were redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The Senior Notes ranked equally in right of payment with our other unsecured unsubordinated debt, but were effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The Senior Notes were guaranteed on a senior unsecured basis by generally most of our significant active domestic subsidiaries.

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

Off-Balance Sheet Arrangements

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our credit facility had issued $6.0 million of letters of credit as of December 31, 2013. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2013, including long-term debt and operating and capital lease commitments (amounts in thousands):

Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)	$1,163,558	$304,058	$—	$509,500	$350,000
Capital leases	958	599	359	—	—
Operating leases (2)	634,376	6,230	10,139	8,627	609,380
Construction commitments (3)	19,019	19,019	—	—	—
Other	5,798	5,452	346	—	—

Total contractual obligations	$1,823,709	$335,358	$10,844	$518,127	$959,380

(1)	Long-term debt commitments do not include approximately $169.1 million in interest payments projected to be due in future years (less than 1 year – $36.1 million; 1-3 years – $55.0 million; 3-5 years – $37.9 million; more than 5 years – $40.1 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at December 31, 2013 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herewith for a discussion of the interest we paid during 2013, 2012 and 2011.
(2)	Total operating lease commitments of $634.4 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(3)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2014, the amount funded into the reserve accounts will be 4.0% of the respective properties’ total annual revenue. As of December 31, 2013, $19.0 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

Due to the uncertainty with respect to the timing of future cash payments associated with our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan, we cannot make reasonably certain estimates of the period of cash settlement. Therefore, these obligations have been excluded from the contractual obligations table above. During 2014, we expect to contribute $3.2 million and $0.6 million, respectively, to our defined benefit pension plan and our defined benefit postretirement health care and life insurance plan. See Note 8 and Note 9 to our consolidated financial statements included herein for further discussion related to these obligations.

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

Stock-based compensation. For stock option awards, we record compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula, which requires various judgmental assumptions including expected volatility, expected term, expected dividend yield, and expected risk-free rate of return. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. If any of the assumptions used in the Black-Scholes-Merton option pricing formula change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The assumptions for expected volatility, expected term, and expected dividend yield are the assumptions that significantly affect the grant date fair value. The expected risk-free rate of return is not significant to the calculation of fair value.

For awards of restricted stock and restricted stock units, we measure compensation expense based on the fair value of the awards on the date of grant. The fair value of time-based awards is determined based on the closing trading price of our common shares on the measurement date, which is generally the date of grant. The fair value of performance-based awards based on a market condition is determined using a Monte Carlo simulation. A Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation of the price of our common shares and the price of the common shares of a peer group, a risk-free rate of return, and an expected term. For time-based awards, compensation expense is recognized on a straight-line basis over the life of the entire award. For performance-based awards, compensation expense is recognized over the requisite service period for each award. For both time-based awards and performance-based awards, once the total amount of compensation expense is determined on the date of the grant, no adjustments are made to the amount recognized each period. No compensation expense is recognized for awards for which employees do not render the requisite service.

Depreciation and amortization. Depreciation expense is based on the estimated useful life of our fixed assets. Amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. The lives of the assets are based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect our depreciation expense in future periods.

Derivative financial instruments. We are exposed to certain risks relating to our ongoing business operations. The primary risks occasionally managed by using derivative instruments are interest rate risk and commodity price risk. Interest rate swaps may be entered into from time to time to manage interest rate risk associated with portions of our fixed and variable rate borrowings. Natural gas price swaps may be entered into from time to time to manage the price risk associated with forecasted purchases of natural gas and electricity used by our hotels. Certain interest rate swaps have been designated as cash flow hedges of variable rate borrowings, the remaining interest rate swaps as fair value hedges of fixed rate borrowings, and natural gas price swaps as cash flow hedges of forecasted purchases of natural gas and electricity.

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

We held no derivative positions at December 31, 2013 or at December 31, 2012.

Income taxes. As a REIT, generally we will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will, however, be subject to corporate income taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2013) that result from gains on certain assets. In addition, we will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

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

The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate increased from 3.6% for the retirement plan and 3.1% for the postretirement benefits other than pension plans at December 31, 2012 to 4.5% and 3.9%, respectively, at December 31, 2013.

We determine the overall expected long-term return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each allocation of plan assets, return premiums generated by portfolio management, and advice by our third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption that is determined at the beginning of each year and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension expense. The expected return on plan assets assumption used for determining net periodic pension expense for 2013 and 2012 was 7.5%. Actual return on plan assets for 2013 and 2012 was 18.2% and 15.7%, respectively. Our historical actual return averaged 7.3% for the ten-year period ended December 31, 2013. In the future, we may make additional discretionary contributions to the plan or we could be required to make mandatory cash funding payments.

The mortality rate assumption used for determining future benefit obligations as of December 31, 2013 and 2012 was based on the RP 2000 Mortality Tables. In estimating the health care cost trend rate, we consider our actual health care cost experience, industry trends, and advice from our third-party actuary. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would increase or decrease 2013 net periodic pension expense by approximately $0.1 million and $0.2 million, respectively. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2013 net periodic pension expense by approximately $0.7 million.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under our $1 billion credit facility currently bear interest at an annual rate of LIBOR plus 1.75%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $509.5 million in borrowings outstanding under our $1 billion credit facility as of December 31, 2013 would increase by approximately $5.1 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2013. As a result, the interest rate market risk implicit in these investments at December 31, 2013, if any, is low.

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

Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge transactions intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock, as measured under the Convertible Notes, at the time of exercise is greater than the conversion price of the Convertible Notes. In connection with the convertible note hedge transactions, we own call options to purchase, as adjusted and as reduced as described in Item 7 above, approximately 14.2 million shares of our common stock at an adjusted price per share equal to $21.38, the adjusted conversion price of the Convertible Notes, from counterparties affiliated with the initial purchasers of the Convertible Notes. Separately, we sold warrants to the counterparties to the call options whereby they may purchase, as adjusted and reduced as described in Item 7 above, approximately 14.3 million shares of our common stock at an adjusted price of $25.65 per share. Additional adjustments to the strike price, exercise price, and number of shares underlying the options and warrants will be made pursuant to customary anti-dilution provisions, including for quarterly cash dividends.

As a result of our purchasing the call options and issuing the warrants, the Convertible Notes will not have a dilutive impact on shares outstanding if the share price of our common stock is below the warrant exercise price. For every $1 increase in the share price of our common stock above $25.65, we will be required to deliver, upon the exercise of the warrants, shares of our common stock valued at $14.3 million (at the relevant share price).

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of December 31, 2013, the value of the investments in the pension fund was $75.0 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $7.5 million.

Summary

Based upon our overall market risk exposures at December 31, 2013, we believe that the effects of changes in interest rates, equity prices and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page 66 of this Annual Report on Form 10-K and incorporated by reference herein.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) in Internal Control—Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Election of the Eight Nominees for Director Identified in this Proxy Statement” in our Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c)(3) of Regulation S-K is incorporated by reference to the discussion under the heading “Submitting Stockholder Proposals and Nominations for 2015 Annual Meeting” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Certain other information concerning executive officers and certain other officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has a separately designated audit committee of the Board of Directors established in accordance with the Exchange Act. Michael J. Bender, E.K. Gaylord II, Robert S. Prather, Jr. and Michael D. Rose currently serve as members of the Audit Committee, and Mr. Bender serves as its chairman. Our Board of Directors has determined that Mr. Rose is an “audit committee financial expert” as defined by the SEC and is independent, as that term is defined in the Exchange Act and the listing standards of the New York Stock Exchange.

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

The information required by this Item is incorporated herein by reference to the discussions under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation – 2013 Summary Compensation Table,” “Executive Compensation – Grants of Plan-Based Awards,” “Executive Compensation – Outstanding Equity Awards at 2013 Fiscal Year End,” “Executive Compensation – 2013 Option Exercises and Stock Vested,” “Other Compensation Information – Pension Benefits,” “Other Compensation Information – Nonqualified Deferred Compensation,” “Potential Payments on Termination or Change of Control,” “Committees of the Board – Compensation Committee Interlocks and Insider Participation”, and “Human Resources Committee Report” in our Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Stock Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the discussions under the headings “Company Information – Independence of Directors” in our Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The accompanying index to financial statements on page 66 of this Annual Report on Form 10-K is provided in response to this Item.

(a)(2) Financial Statement Schedules

The following financial statement schedule is filed as a part of this report and is included herein on page 116 of this Annual Report on Form 10-K:

Schedule III – Real Estate and Accumulated Depreciation

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: February 28, 2014	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed Colin V. Reed	Chairman of the Board of Directors, Chief Executive Officer and President	February 28, 2014

/s/ Michael J. Bender Michael J. Bender	Director	February 28, 2014

/s/ E.K. Gaylord, II E.K. Gaylord, II	Director	February 28, 2014

/s/ D. Ralph Horn D. Ralph Horn	Director	February 28, 2014

/s/ Ellen R. Levine Ellen R. Levine	Director	February 28, 2014

/s/ Robert S. Prather, Jr. Robert S. Prather, Jr.	Director	February 28, 2014

/s/ Michael D. Rose Michael D. Rose	Director	February 28, 2014

/s/ Michael I. Roth Michael I. Roth	Director	February 28, 2014

/s/ Mark Fioravanti Mark Fioravanti	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2014

/s/ Jennifer Hutcheson Jennifer Hutcheson	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 28, 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Ryman Hospitality Properties, Inc. and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2013 and 2012 and for Each of the Three Years in the Period Ended December 31, 2013
Report of Independent Registered Public Accounting Firm	68
Report of Independent Registered Public Accounting Firm	69
Consolidated Balance Sheets as of December 31, 2013 and 2012	70
Consolidated Statements of Operations for the Years ended December 31, 2013, 2012, and 2011	71
Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2013, 2012, and 2011	72
Consolidated Statements of Cash Flows for the Years ended December 31, 2013, 2012, and 2011	73
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2013, 2012, and 2011	74
Notes to Consolidated Financial Statements	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ryman Hospitality Properties, Inc.

We have audited the accompanying consolidated balance sheets of Ryman Hospitality Properties, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ryman Hospitality Properties, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ryman Hospitality Properties, Inc.

We have audited Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Ryman Hospitality Properties, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ryman Hospitality Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements and schedule of Ryman Hospitality Properties, Inc. and subsidiaries and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 28, 2014

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

(Amounts in thousands, except per share data)

	December 31, 2013	December 31, 2012
ASSETS:
Property and equipment, net of accumulated depreciation	$2,067,997	$2,148,999
Cash and cash equivalents—unrestricted	61,579	97,170
Cash and cash equivalents—restricted	20,169	6,210
Notes receivable	148,350	149,400
Trade receivables, less allowance of $717 and $623, respectively	51,782	55,343
Deferred financing costs	19,306	11,347
Prepaid expenses and other assets	55,446	63,982

Total assets	$2,424,629	$2,532,451

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,154,420	$1,031,863
Accounts payable and accrued liabilities	157,339	215,538
Deferred income tax liabilities, net	23,117	88,938
Deferred management rights proceeds	186,346	189,269
Dividends payable	25,780	—
Other liabilities	119,932	153,245
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 50,528 and 52,596 shares issued and outstanding, respectively	505	526
Additional paid-in capital	1,228,845	1,250,975
Treasury stock of 472 and 456 shares, at cost	(7,766)	(7,234)
Accumulated deficit	(454,770)	(366,066)
Accumulated other comprehensive loss	(9,119)	(24,603)

Total stockholders’ equity	757,695	853,598

Total liabilities and stockholders’ equity	$2,424,629	$2,532,451

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013, 2012 and 2011

(Amounts in thousands, except per share data)

	2013	2012	2011
Revenues:
Rooms	$357,313	$365,611	$351,567
Food and beverage	382,340	401,252	381,699
Other hotel revenue	138,856	149,178	153,368
Opry and Attractions	76,053	70,553	65,510

Total revenues	954,562	986,594	952,144
Operating expenses:
Rooms	106,849	96,900	95,897
Food and beverage	237,153	242,739	235,193
Other hotel expenses	295,152	314,643	315,085
Management fees	14,652	4,207	—

Total hotel operating expenses	653,806	658,489	646,175
Opry and Attractions	56,528	52,130	51,364
Corporate	26,292	46,876	48,152
REIT conversion costs	22,190	101,964	—
Casualty loss	54	858	1,225
Preopening costs	—	340	408
Impairment and other charges (non-REIT conversion costs)	2,976	—	—
Depreciation and amortization	116,528	130,691	125,289

Total operating expenses	878,374	991,348	872,613

Operating income (loss)	76,188	(4,754)	79,531
Interest expense, net of amounts capitalized	(60,916)	(58,582)	(74,673)
Interest income	12,267	12,307	12,460
Income from unconsolidated companies	10	109	1,086
Loss on extinguishment of debt	(4,181)	—	—
Other gains and (losses), net	2,447	22,251	(916)

Income (loss) before income taxes and discontinued operations	25,815	(28,669)	17,488
(Provision) benefit for income taxes	92,662	2,034	(7,420)

Income (loss) from continuing operations	118,477	(26,635)	10,068
Income (loss) from discontinued operations, net of income taxes	(125)	(9)	109

Net income (loss)	118,352	(26,644)	10,177
Loss on call spread modification related to convertible notes	(4,869)	—	—

Net income (loss) available to common stockholders	$113,483	$(26,644)	$10,177

Basic income (loss) per share available to common stockholders:
Income (loss) from continuing operations	$2.22	$(0.56)	$0.21
Income from discontinued operations, net of income taxes	—	—	—

Net income (loss)	$2.22	$(0.56)	$0.21

Fully diluted income (loss) per share available to common stockholders:
Income (loss) from continuing operations	$1.81	$(0.56)	$0.20
Income from discontinued operations, net of income taxes	—	—	—

Net income (loss)	$1.81	$(0.56)	$0.20

Dividends declared per common share	$2.00	$6.84	$—

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2013, 2012 and 2011

(Amounts in thousands)

	2013	2012	2011
Net income (loss)	$118,352	$(26,644)	$10,177
Other comprehensive income (loss), before tax:
Gain on natural gas swaps:
Unrealized losses arising during the period	—	—	(533)
Amount reclassified from accumulated OCI into income	—	—	759

	—	—	226

Gain on interest rate swaps:
Unrealized losses arising during the period	—	—	(447)
Amount reclassified from accumulated OCI into income	—	—	12,674

	—	—	12,227

Gain (loss) on minimum pension liability:
Unrealized gains (losses) arising during the period	23,172	14,451	(26,938)
Amount reclassified from accumulated OCI into income	204	3,601	1,841

	23,376	18,052	(25,097)

Other comprehensive income (loss), before tax	23,376	18,052	(12,644)
Income tax (expense) benefit related to items of comprehensive income (loss)	(7,892)	(6,624)	4,702

Other comprehensive income (loss), net of tax	15,484	11,428	(7,942)

Comprehensive income (loss)	$133,836	$(15,216)	$2,235

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, 2012 and 2011

(Amounts in thousands)

	2013	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$118,352	$(26,644)	$10,177
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
(Gain) loss from discontinued operations, net of taxes	125	9	(109)
Income from unconsolidated companies	(10)	(109)	(1,086)
Impairment and other charges	3,527	33,291	—
(Gain) loss on sales of long-lived assets	(82)	(20,009)	916
Provision (benefit) for deferred income taxes	(89,530)	(9,105)	5,399
Depreciation and amortization	116,528	130,691	125,289
Amortization of deferred financing costs	5,500	4,908	5,118
Amortization of discount on convertible notes	13,817	13,793	12,695
Write-off of deferred financing costs	1,845	—	1,681
Loss on extinguishment of debt	4,181	—	—
Stock-based compensation expense	11,560	8,964	10,170
Excess tax benefit from stock-based compensation	(7)	(6,736)	—
Changes in:
Trade receivables	3,561	(13,404)	(10,146)
Interest receivable	(690)	(1,179)	(334)
Income tax receivable	(1,755)	—	2,869
Accounts payable and accrued liabilities	(59,395)	55,190	(4,062)
Other assets and liabilities	10,078	6,734	(4,673)

Net cash flows provided by operating activities—continuing operations	137,605	176,394	153,904
Net cash flows provided by operating activities—discontinued operations	94	76	15

Net cash flows provided by operating activities	137,699	176,470	153,919

Cash Flows from Investing Activities:
Purchases of property and equipment	(36,959)	(95,233)	(132,592)
Sale of management rights and intellectual property	—	210,000	—
Collection of notes receivable	1,740	4,480	2,465
Increase in restricted cash and cash equivalents	(13,959)	(5,060)	—
Other investing activities	437	869	1,848

Net cash flows provided by (used in) investing activities—continuing operations	(48,741)	115,056	(128,279)
Net cash flows used in investing activities—discontinued operations	—	—	—

Net cash flows provided by (used in) investing activities	(48,741)	115,056	(128,279)

Cash Flows from Financing Activities:
Net repayments under credit facility	(35,500)	(55,000)	(100,000)
Issuance of senior notes	350,000	—	—
Early redemption of senior notes	(152,180)	—	—
Repurchase and conversion of convertible notes	(99,222)	—	—
Deferred financing costs paid	(15,738)	(376)	(10,074)
Proceeds from the issuance of common stock, net of issuance costs of $1,131	—	32,722	—
Repurchase of Company stock for retirement	(100,028)	(185,400)	—
Payment of dividend	(76,424)	(62,007)	—
Proceeds from exercise of stock option and purchase plans	5,223	25,336	4,828
Excess tax benefit from stock-based compensation	7	6,736	—
Other financing activities, net	(687)	(755)	(404)

Net cash flows used in financing activities—continuing operations	(124,549)	(238,744)	(105,650)
Net cash flows used in financing activities—discontinued operations	—	—	—

Net cash flows used in financing activities	(124,549)	(238,744)	(105,650)

Net change in cash and cash equivalents	(35,591)	52,782	(80,010)
Cash and cash equivalents—unrestricted, beginning of period	97,170	44,388	124,398

Cash and cash equivalents—unrestricted, end of period	$61,579	$97,170	$44,388

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Other Comprehensive (Loss) Income	Total Stockholders’ Equity
BALANCE, December 31, 2010	$481	$916,359	$(4,599)	$145,600	$(28,089)	1,029,752
Net income	—	—	—	10,177	—	10,177
Other comprehensive loss, net of deferred income taxes	—	—	—	—	(7,942)	(7,942)
Exercise of stock options	2	4,457	—	—	—	4,459
Net tax expense related to stock based compensation	—	(524)	—	—	—	(524)
Employee stock plan purchases	—	369	—	—	—	369
Issuance of stock to employees	—	13	—	—	—	13
Restricted stock units surrendered	1	(905)	—	—	—	(904)
Restricted stock shares surrendered	—	(18)	—	—	—	(18)
Stock-based compensation expense	—	10,153	—	—	—	10,153

BALANCE, December 31, 2011	$484	$929,904	$(4,599)	$155,777	$(36,031)	$1,045,535
Net loss	—	—	—	(26,644)	—	(26,644)
Other comprehensive income, net of deferred income taxes	—	—	—	—	11,428	11,428
Issuance of common stock	8	32,714	—	—	—	32,722
Repurchase of Company stock for retirement	(50)	—	—	(185,350)	—	(185,400)
Payment of dividend	67	247,775	—	(309,849)	—	(62,007)
Exercise of stock options	13	25,067	—	—	—	25,080
Net tax benefit related to stock based compensation	—	8,991	—	—	—	8,991
Employee stock plan purchases	—	252	—	—	—	252
Restricted stock units surrendered	4	(5,318)	—	—	—	(5,314)
Restricted stock shares surrendered	—	(9)	—	—	—	(9)
Dividend shares received on Company’s common stock in supplemental employee retirement plan	—	2,635	(2,635)	—	—	—
Stock-based compensation expense	—	8,964	—	—	—	8,964

BALANCE, December 31, 2012	$526	$1,250,975	$(7,234)	$(366,066)	$(24,603)	$853,598
Net income	—	—	—	118,352	—	118,352
Other comprehensive income, net of deferred income taxes	—	—	—	—	15,484	15,484
Repurchase of Company stock for retirement	(23)	(30)	—	(99,975)	—	(100,028)
Repurchase and conversion of convertible notes	(2)	(37,710)	—	(4,869)	—	(42,581)
Payment of dividend	—	538	(532)	(102,212)	—	(102,206)
Exercise of stock options	3	5,220	—	—	—	5,223
Net tax benefit related to stock based compensation	—	(206)	—	—	—	(206)
Restricted stock units surrendered	1	(1,502)	—	—	—	(1,501)
Stock-based compensation expense	—	11,560	—	—	—	11,560

BALANCE, December 31, 2013	$505	$1,228,845	$(7,766)	$(454,770)	$(9,119)	$757,695

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Summary of Significant Accounting Policies

For financial statement presentation and reporting purposes, the Company is the successor to Gaylord Entertainment Company, formerly a Delaware corporation (“Gaylord”). As more fully described in Note 2, as part of the plan to restructure the business operations of Gaylord to facilitate its qualification as a real estate investment trust (“REIT”) for federal income tax purposes, Gaylord merged with and into its wholly-owned subsidiary, Ryman Hospitality Properties, Inc., a Delaware corporation ( “Ryman”), on October 1, 2012, with Ryman as the surviving corporation (the “Merger”). At 12:01 a.m. on October 1, 2012, the effective time of the Merger, Ryman succeeded to and began conducting, directly or indirectly, all of the business conducted by Gaylord immediately prior to the Merger. The “Company” refers to Ryman and to Gaylord.

The Company conducts its business through an umbrella partnership REIT, in which its assets are held by, and operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with its REIT conversion. The Company is the sole limited partner of the Operating Partnership and currently owns, either directly or indirectly, all of the partnership units of the Operating Partnership.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality; Opry and Attractions; and Corporate and Other. The Company’s fiscal year ends on December 31 for all periods presented.

Business Segments

Hospitality

The Hospitality segment includes the Gaylord Hotels branded hotels and the Inn at Opryland, as well as the Company’s previous investments in two joint ventures. At December 31, 2013, the Company owns the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”), the Gaylord National Resort & Convention Center (“Gaylord National”), which the Company refers to collectively as the “Gaylord Hotels properties,” and the Inn at Opryland. Gaylord Opryland and the Inn at Opryland are both located in Nashville, Tennessee. The Gaylord Palms in Kissimmee, Florida opened in January 2002. The Gaylord Texan in Grapevine, Texas opened in April 2004. The Gaylord National, located in National Harbor, Maryland, opened in April 2008. On October 1, 2012, Marriott International, Inc. (“Marriott”) assumed the day-to-day management of the Gaylord Hotels pursuant to a management agreement for each Gaylord Hotel. On December 1, 2012, Marriott assumed the day-to-day management of the Inn at Opryland pursuant to an additional management agreement.

Opry and Attractions

The Opry and Attractions segment includes all of the Company’s Nashville-based tourist attractions. At December 31, 2013, these include the Grand Ole Opry, the General Jackson Showboat, the Wildhorse Saloon, the Ryman Auditorium and the Gaylord Springs Golf Links (“Gaylord Springs”), among others. The Opry and Attractions segment also includes WSM-AM. Beginning October 1, 2012, Marriott assumed the management of the day-to-day operations of the General Jackson Showboat, Gaylord Springs and the Wildhorse Saloon pursuant to management agreements.

Corporate and Other

The Corporate and Other segment includes operating and general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments, including costs for the Company’s retirement plans, equity-based compensation plans, information technology, human resources, accounting, and other administrative expenses.

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

The Company has determined that its hotel subsidiaries are VIEs because each of the hotel’s incentive management fees are significant relative to the total amount of each hotel’s economic performance, these fees are expected to absorb a significant amount of the variability associated with each hotel’s anticipated economic performance, and the Company shares with the manager the power to direct certain activities that significantly impact the hotel’s operating performance, such as approving budgets. The Company has determined that it is the primary beneficiary of each of these VIEs because it has the unilateral authority to direct other activities that most significantly impact the hotels’ economic performance, such as obtaining short- and long-term financing for the hotels and making any decision in regards to selling the hotels subject to certain limitations within the management agreements. In addition, the Company is obligated to receive the residual benefits or to absorb the residual losses from each of the hotels, which could potentially be significant to the hotels. The Company has, therefore, consolidated each of these VIEs.

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

Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2013	2012	2011
Debt interest paid	$36,651	$40,935	$61,667
Capitalized interest	—	(515)	(620)

Cash paid for interest, net of capitalized interest	$36,651	$40,420	$61,047

Net cash payments of income taxes in 2013 and 2012 were $4.8 million and $1.4 million, respectively. Net cash refunds of income tax payments in 2011 were $1.5 million (net of cash payments of income taxes of $1.3 million).

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

Deferred Financing Costs

Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method. During 2013, 2012 and 2011, deferred financing costs of $5.5 million, $4.9 million and $5.1 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations.

As a result of the refinancings of the Company’s credit facility discussed in Note 5, the Company wrote off $1.3 million and $1.7 million of deferred financing costs during 2013 and 2011, respectively. In addition, as a result of the Company’s repurchase of the remainder of its 6.75% senior notes outstanding discussed in Note 5, the Company wrote off $0.5 million of deferred financing costs during 2013. Each of these write-offs is included in interest expense in the accompanying consolidated statements of operations.

As a result of the Company’s repurchase of a portion of its convertible senior notes outstanding discussed in Note 5, the Company wrote off $0.3 million of deferred financing costs during 2013, which is included as an increase in the net loss on extinguishment of debt in the accompanying consolidated statements of operations.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31 consist of (amounts in thousands):

	2013	2012
Other receivables	$3,615	$7,725
Prepaid expenses	16,530	16,892
Inventories	6,653	6,495
Deferred software costs	6,110	8,638
Supplemental deferred compensation plan assets	18,883	15,580
Other	3,655	8,652

Total prepaid expenses and other assets	$55,446	$63,982

Other receivables result primarily from non-operating income that is due within one year. Prepaid expenses consist of prepayments for property taxes at one of the Company’s hotel properties, insurance and other contracts that will be expensed during the subsequent year. Inventories consist primarily of food and beverage inventory for resale and retail inventory sold in the Opry and Attractions segment. Inventory is carried at the lower of cost or market. Cost is computed on an average cost basis.

The Company capitalizes the costs of computer software developed for internal use. Accordingly, the Company has capitalized the external costs and certain internal payroll costs to develop computer software. Deferred software costs are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years. Amortization expense of deferred software costs during 2013, 2012 and 2011 was $5.9 million, $10.0 million, and $8.7 million, respectively.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consist of (amounts in thousands):

	2013	2012
Trade accounts payable	$26,932	$57,289
Property and other taxes payable	31,553	36,074
Deferred revenues	39,822	38,095
Accrued salaries and benefits	21,655	33,806
Accrued self-insurance reserves	4,134	5,264
Accrued interest payable	7,954	4,983
Other accrued liabilities	25,289	40,027

Total accounts payable and accrued liabilities	$157,339	$215,538

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

Income Taxes

The Company establishes deferred tax assets and liabilities based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing tax laws and tax rates. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 11 for more detail on the Company’s income taxes.

Deferred Management Rights Proceeds

The Company has deferred and amortizes the proceeds received from Marriott that were allocated to the sale of the management rights, as discussed further in Note 2, on a straight line basis over the 65-year term of the hotel management agreements, including extensions, as a reduction in management fee expense in the accompanying consolidated statements of operations.

Other Liabilities

Other liabilities at December 31 consist of (amounts in thousands):

	2013	2012
Pension and postretirement benefits liability	$25,760	$50,090
Straight-line lease liability	73,871	68,275
Deferred compensation liability	18,883	15,580
Unrealized tax benefits	—	13,162
Other	1,418	6,138

Total other liabilities	$119,932	$153,245

See Note 8 and Note 9 for a further discussion of the decrease in pension and postretirement benefits liability from December 31, 2012 to December 31, 2013.

Leases

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which the Gaylord Palms is located, a 10.0 acre site in Grapevine, Texas on which a portion of the Gaylord Texan is located, and office space, office equipment, and other equipment. The Company’s leases are discussed further in Note 12.

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

Management Fees

The Company pays Marriott a base management fee of 2% of revenues for the properties that Marriott manages, as well as an incentive fee that is based on profitability. The Company accrued $18.1 million and $5.1 million in base management fees to Marriott during 2013 and 2012, respectively. The Company accrued $0.1 million and $0 in incentive fees to Marriott during 2013 and 2012, respectively. Management fees are presented in the consolidated statements of operations net of the amortization of the deferred management rights proceeds discussed further in Note 2.

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

Advertising Costs

Advertising costs are expensed as incurred and were $28.8 million, $21.8 million, and $22.2 million for 2013, 2012 and 2011, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for its stock-based compensation plan under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”

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

	2013
	Income	Shares	Per Share
Net income available to common stockholders	$113,483	51,174	$2.22
Effect of dilutive stock-based compensation	—	591	—
Effect of convertible notes	—	6,304	—
Effect of common stock warrants	—	4,741	—

Net income — assuming dilution	$113,483	62,810	$1.81

	2012
	Loss	Shares	Per Share
Net loss available to common stockholders	$(26,644)	47,602	$(0.56)
Effect of dilutive stock-based compensation	—	—	—

Net loss — assuming dilution	$(26,644)	47,602	$(0.56)

	2011
	Loss	Shares	Per Share
Net income available to common stockholders	$10,177	48,351	$0.21
Effect of dilutive stock-based compensation	—	787	—
Effect of convertible notes	—	645	—

Net income — assuming dilution	$10,177	49,783	$0.20

For 2012, the effect of dilutive common stock equivalents was the equivalent of approximately 0.9 million shares of common stock outstanding. Because the Company had a loss from continuing operations during 2012, these incremental shares were excluded from the computation of dilutive earnings per share for 2012 as the effect of their inclusion would have been anti-dilutive.

Additionally, the Company had approximately 0.1 million, 0.6 million and 1.4 million stock-based compensation awards outstanding as of December 31, 2013, 2012, and 2011, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for 2013, 2012 and 2011, respectively, as the effect of their inclusion would have been anti-dilutive.

As discussed in Note 5, in 2009, the Company issued 3.75% Convertible Senior Notes due 2014 (the “Convertible Notes”). The Company intends to settle the outstanding face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion/maturity of the Convertible Notes may be settled in cash or shares of the Company’s common stock. The effect of potentially issuable shares under this conversion spread for the year ended December 31, 2012 was the equivalent of approximately 3.8 million shares of common stock outstanding. Because the Company had a loss from continuing operations during 2012, these incremental shares were excluded from the computation of dilutive earnings per share for that period as the effect of their inclusion would have been anti-dilutive. The Convertible Notes are currently convertible through March 31, 2014; however, other than as described in Note 5, the Company has not settled the conversion of any of the Convertible Notes.

In connection with the issuance of the Convertible Notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes whereby the warrant holders may purchase shares of the Company’s common stock. At December 31, 2013, approximately 14.3 million shares of Company common stock were issuable pursuant to the warrants, with an adjusted price of $25.65 per share, which reflects the proportionate reduction in the number of warrants associated with the Company’s repurchase of a portion of its Convertible Notes, as described in Note 5, and the adjustments made in connection with the dividend paid by the Company on January 15, 2014. The number of shares underlying the warrants and the strike price thereof are subject to further anti-dilution adjustments, including for quarterly cash dividends paid by the Company. If the average closing stock price of the Company’s stock during a reporting period exceeds this strike price, these warrants will be dilutive. The warrants may only be settled in shares of the Company’s common stock. The effect of potentially issuable shares under these warrants for 2012 and 2011 was the equivalent of approximately 1.3 million and 0 shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations during 2012, these incremental shares were excluded from the computation of diluted earnings per share for that period as the effect of their inclusion would have been anti-dilutive.

In June 2013, the Company entered into agreements with the note hedge counterparties to proportionately reduce the number of Purchased Options (as defined below) and the warrants as described in Note 5. These agreements were considered modifications to the Purchased Options and the warrants, and based on the terms of the agreements, the Company recognized a charge of $4.9 million in 2013, which is recorded as an increase to accumulated deficit and additional paid-in-capital in the accompanying consolidated balance sheets. This charge also represents a deduction from net income in calculating net income available to common stockholders and earnings per share available to common stockholders in the accompanying consolidated statements of operations.

Derivatives and Hedging Activities

As more fully discussed in Note 6, the Company sometimes utilizes derivative financial instruments to reduce interest rate risks related to its variable rate debt and to manage risk exposure to changes in the value of portions of its fixed rate debt, as well as changes in the prices at which the Company purchases natural gas. The Company records derivatives in the statement of financial position and measures derivatives at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.

Financial exposures are managed as a part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate and natural gas commodity markets may have on operating results. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. The Company formally documents hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking hedged items. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets, liabilities or firm commitments on the consolidated balance sheet or to forecasted transactions. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective, the derivative expires or is sold or terminated, or the derivative is discontinued because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting prospectively for that specific hedge instrument.

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

Newly Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Topic 220, “Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The ASU is intended to help entities improve the transparency of changes in other comprehensive income and items reclassified out of accumulated other comprehensive income in their financial statements. It does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The Company adopted this ASU in the first quarter of 2013 and this adoption did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

The Company is electing REIT status for the year ending December 31, 2013. In connection with the Company’s conversion to a REIT and the restructuring of the Company’s business operations as further discussed in Note 2, commencing with its financial statements included in its Quarterly Report on Form 10-Q for the period ended March 31, 2013, the Company has revised the presentation of its consolidated balance sheets and consolidated statements of operations to be more consistent with its peers within the hospitality REIT industry. For the consolidated balance sheets, these changes consisted of presenting an unclassified balance sheet. For the consolidated statements of operations, the changes consist of providing revenues and operating expenses as Rooms, Food and Beverage, Other Hotel Revenues/Expenses, Opry and Attractions, and Corporate. As a result, certain amounts in previously issued financial statements have been reclassified to conform to the 2013 presentation as follows:

•	a reduction of $10.7 million in total assets and $10.7 million in total liabilities in the Company’s consolidated balance sheet as of December 31, 2012, as a result of the change in presentation for deferred income taxes under an unclassified balance sheet;

•	a reclassification of $570.9 million of operating costs for 2012 as hotel operating expenses ($524.3 million), Opry and Attractions operating expenses ($37.9 million) and Corporate operating expenses ($8.7 million);

•	a reclassification of $566.4 million of operating costs for 2011 as hotel operating expenses ($518.1 million), Opry and Attractions operating expenses ($36.6 million) and Corporate operating expenses ($11.7 million);

•	a reclassification of $182.3 million of selling, general and administrative expense for 2012 as hotel operating expenses ($129.9 million), Opry and Attractions operating expenses ($14.2 million) and Corporate operating expenses ($38.2 million); and

•	a reclassification of $179.3 million of selling, general and administrative expense for 2011 as hotel operating expenses ($128.1 million), Opry and Attractions operating expenses ($14.7 million) and Corporate operating expenses ($36.5 million).

The Company believes the 2013 presentation is more aligned with its peers in the hospitality REIT industry.

2. REIT Conversion

After conducting a strategic review of the Company’s business, on May 30, 2012, the Company’s board of directors unanimously approved a plan to restructure the Company’s business operations to facilitate the Company’s qualification as a REIT for federal income tax purposes (the “REIT conversion”). The Company completed the conversion during 2012 and is electing to be taxed as a REIT commencing with the year ended December 31, 2013. In connection with the REIT conversion, at a special meeting of stockholders held on September 25, 2012, Gaylord’s stockholders approved the Merger and the issuance of up to 34 million shares of the Company’s common stock as part of a one-time earnings and profits distribution to distribute all of the Company’s C corporation earnings and profits attributable to taxable periods ending prior to January 1, 2013 as a special dividend to stockholders. On November 2, 2012, the Company’s board of directors declared the special dividend which was paid on December 21, 2012 to stockholders of record as of November 13, 2012.

On October 1, 2012, the Company consummated its agreement to sell the Gaylord Hotels brand and rights to manage Gaylord Opryland, Gaylord Palms, Gaylord Texan and Gaylord National to Marriott for $210.0 million in cash (the “Marriott sale transaction”). Effective October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the Gaylord Hotels properties pursuant to a management agreement for each Gaylord Hotel property.

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

For the Management Rights, a discounted cash flow model utilized estimates of the base and incentive management fees that the Company would pay to Marriott over the term of the hotel management agreements, assuming a high likelihood that automatic renewals would be triggered. The after-tax management fee estimates were based on comprehensive projections of revenues and profits for the Gaylord Hotels properties for the near-term, with growth rates gradually scaling down to an inflation-level assumption for the years thereafter. In selecting the discount rate, the Company relied on market-based estimates of capital costs and discount rate premiums that reflect management’s assessment of a market participant’s view of risks associated with the projected cash flows.

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

The amount related to the Management Rights was deferred and is amortized on a straight line basis over the 65-year term of the hotel management agreements, including extensions, as a reduction in management fee expense in the accompanying consolidated statements of operations. The amount related to the IP Rights was recognized into income as other gains and losses during 2012.

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

The Company has segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying consolidated statements of operations. During 2013 and 2012, the Company incurred $22.2 million and $102.0 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during 2013 include employment and severance costs ($14.4 million), professional fees ($2.7 million), and various other transition costs ($5.1 million). REIT conversion costs incurred during 2012 include impairment charges ($33.3 million), professional fees ($23.1 million), employment, severance and retention costs ($24.4 million), and various other transition costs ($21.2 million).

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

The Merger, Marriott sale transaction, special dividend, and other restructuring transactions are designed to enable the Company to hold its assets and business operations in a manner that enables it to elect to be treated as a REIT for federal income tax purposes. As a REIT, the Company generally will not be subject to federal corporate income taxes on that portion of its capital gain or ordinary income from the Company’s REIT operations that is distributed to its stockholders. This treatment substantially eliminates the federal “double taxation” on earnings from REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. As further described above, to comply with certain REIT qualification requirements, the Company engaged Marriott to operate and manage its Gaylord Hotels properties and the Inn at Opryland and will be required to engage third-party managers to operate and manage its future hotel properties, if any. Additionally, non-REIT operations, which consist of the activities of taxable REIT subsidiaries that act as lessees of the Company’s hotels, as well as the businesses within the Company’s Opry and Attractions segment, continue to be subject, as applicable, to federal corporate and state income taxes following the REIT conversion.

3. Property and Equipment

Property and equipment at December 31 is recorded at cost and summarized as follows (amounts in thousands):

	2013	2012
Land and land improvements	$242,418	$241,292
Buildings	2,300,499	2,297,343
Furniture, fixtures and equipment	576,209	563,622
Construction in progress	25,844	27,534

	3,144,970	3,129,791
Accumulated depreciation	(1,076,973)	(980,792)

Property and equipment, net	$2,067,997	$2,148,999

Depreciation expense, including amortization of assets under capital lease obligations, during 2013, 2012 and 2011 was $110.6 million, $120.7 million, and $116.6 million, respectively.

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

During 2013, 2012 and 2011, the Company recorded interest income of $12.3 million, $12.2 million and $12.3 million, respectively, on these bonds. The Company received payments of $13.3 million, $15.5 million and $14.4 million during 2013, 2012 and 2011, respectively, relating to these notes receivable, which includes principal and interest payments.

5. Debt

The Company’s debt and capital lease obligations at December 31 consisted of (amounts in thousands):

	2013	2012
$1 Billion Credit Facility	$509,500	$—
$925 Million Credit Facility	—	545,000
3.75% Convertible Senior Notes, net of unamortized discount of $10,096 and $26,961	293,962	333,039
5% Senior Notes	350,000	—
6.75% Senior Notes	—	152,180
Capital lease obligations	958	1,644

Total debt	1,154,420	1,031,863
Less amounts due within one year	(599)	(130,358)

Total long-term debt	$1,153,821	$901,505

The above decrease in amounts due within one year results from the Company’s intent and ability to refinance all of its convertible notes on a long-term basis if the notes were to be converted at December 31, 2013. At December 31, 2012, because of decreased availability to borrow additional funds under its credit facility, the Company had the ability to refinance only a portion of any conversions on a long-term basis.

At December 31, 2013, the Company was in compliance with all covenants related to its outstanding debt.

Annual maturities of long-term debt, excluding capital lease obligations, are as follows (amounts in thousands):

	$1 Billion Credit Facility	3.75% Convertible Senior Notes	5% Senior Notes	Total
2014(1)	$—	$304,058	$—	$304,058
2015	—	—	—	—
2016	—	—	—	—
2017	509,500	—	—	509,500
2018	—	—	—	—
Years thereafter	—	—	350,000	350,000

Total	$509,500	$304,058	$350,000	$1,163,558

(1)	As the Company has the intent and ability to refinance all of its convertible notes on a long-term basis when due, these notes have been classified as long-term debt.

$925 Million Credit Facility

On August 1, 2011, the Company refinanced its previous $1.0 billion credit facility by entering into a $925 million senior secured credit facility by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the $925 million credit facility). The $925 million credit facility consisted of a $525.0 million senior secured revolving credit facility and a $400.0 million senior secured term loan facility. The $925 million credit facility also included an accordion feature that allowed the Company to increase the facility by a total of up to $475.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The $925 million credit facility was scheduled to mature on August 1, 2015 and borrowings bore interest at an annual rate of LIBOR plus an adjustable margin based on the Company’s implied debt service coverage ratio or the bank’s base rate plus the applicable margin. The purpose of the $925 million credit facility was for working capital, capital expenditures, and other corporate purposes.

As a result of the refinancing of the previous $1.0 billion credit facility, the Company wrote off $1.7 million of deferred financing costs during 2011, which are included in interest expense in the accompanying consolidated statements of operations.

$1 Billion Credit Facility

On April 18, 2013, the Company refinanced the $925 million credit facility by entering into a $1 billion senior secured credit facility by and among the Operating Partnership, the Company, and certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent (the “$1 billion credit facility”). The $1 billion credit facility consists of a $700.0 million senior secured revolving credit facility, of which $154.0 million was drawn at closing, and a $300.0 million senior secured term loan facility, which was fully funded at closing. The $1 billion credit facility also includes an accordion feature that will allow the Company to increase the facility by a total of up to $500.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The $1 billion credit facility matures on April 18, 2017 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin (the “Applicable Margin”) based on the Company’s consolidated funded indebtedness to total asset value ratio (as defined in the $1 billion credit facility) or the bank’s base rate (as defined in the $1 billion credit facility) plus the Applicable Margin. At December 31, 2013, the interest rate on the $1 billion credit facility was LIBOR plus 1.75%. Interest is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. Principal is payable in full at maturity. The Company is required to pay a fee of 0.3% to 0.4% per year of the average unused portion of the $700.0 million revolving credit facility. The purpose of the $1 billion credit facility is for working capital, capital expenditures, and other corporate purposes.

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

As a result of the refinancing of the previous $925 million credit facility, the Company wrote off $1.3 million of deferred financing costs during 2013, which are included in interest expense in the accompanying consolidated statements of operations.

3.75% Convertible Senior Notes

In 2009, the Company issued $360 million of the Convertible Notes. The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1. The Convertible Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of the Company’s common stock, at an adjusted conversion rate of 46.7774 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $21.38 per share and reflects the adjustment made for the Company’s dividend that was paid on January 15, 2014. Additional adjustments will be made for quarterly cash dividends paid by the Company pursuant to customary anti-dilution adjustments. The Company may elect, at its option, to deliver shares of its common stock, cash or a combination of cash and shares of its common stock in satisfaction of its obligations upon conversion of the Convertible Notes or at their maturity.

The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the closing price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the indenture for the Convertible Notes) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. Based on the Company’s stock price during the three months ended December 31, 2013, the first condition permitting conversion of the Convertible Notes was satisfied and, thus, the Convertible Notes are currently convertible through March 31, 2014. Based on the Company’s borrowing capacity under the $1 billion credit facility as of December 31, 2013, the Convertible Notes have been classified as long-term debt in the above table as of December 31, 2013.

The Convertible Notes are general unsecured and unsubordinated obligations of the Company and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to all of its future subordinated indebtedness, if any. The Convertible Notes will be effectively subordinated to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness.

The Convertible Notes are guaranteed on a senior unsecured basis by the Company’s subsidiaries that guarantee the $1 billion credit facility. Each guarantee will rank equally in right of payment with such subsidiary guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such subsidiary guarantor. The Convertible Notes will be effectively subordinated to any secured indebtedness and effectively subordinated to all indebtedness and other obligations of the Company’s subsidiaries that do not guarantee the Convertible Notes.

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

The Company accounts for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate. Accordingly, the Company recorded a debt discount and corresponding increase to additional paid-in capital of $68.0 million as of the date of issuance. In addition, transaction costs of approximately $10.0 million were proportionally allocated between the liability and equity components. The Company is amortizing the debt discount utilizing the effective interest method over the life of the Convertible Notes, which increases the effective interest rate of the Convertible Notes from its coupon rate of 3.75% to 8.43%. During 2013, 2012 and 2011, the Company incurred cash interest expense of $12.4 million, $13.5 million and $13.5 million, respectively, relating to the interest coupon on the Convertible Notes and non-cash interest expense of $13.8 million, $13.8 million and $12.7 million, respectively, related to the amortization of the debt discount on the Convertible Notes.

In July 2013, the Company settled the repurchase of and subsequently cancelled $54.7 million of its Convertible Notes in private transactions for aggregate consideration of $98.6 million, which was funded by borrowings under the Company’s revolving credit facility. In connection with the repurchase, the Company entered into agreements with the note hedge counterparties to proportionately reduce the number of outstanding Purchased Options (as defined below) and warrants. In consideration for the agreements, the counterparties paid the Company approximately 0.2 million shares of the Company’s common stock, which were subsequently cancelled by the Company. In addition, in July 2013, the Company settled $1.2 million of Convertible Notes that were converted by a holder. After these repurchase and conversion transactions, $304.1 million in principal amount of the Convertible Notes remain outstanding. As a result of these transactions, the Company recorded a loss on extinguishment of debt of approximately $4.2 million during 2013. In addition, as the Company accounts for the liability (debt) and the equity (conversion option) components of the Convertible Notes as discussed above, the Company recorded a $43.5 million reduction in stockholders’ equity during 2013.

Concurrently with the offering of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The Purchased Options entitle the

Company to purchase shares of the Company’s common stock. At December 31, 2013, the Purchased Options covered approximately 14.2 million shares, with an adjusted strike price of $21.38 per share (the same as the adjusted conversion price of the Convertible Notes), which reflects the exercise of a portion of the Purchased Options in conjunction with the settlement of Convertible Notes by a holder, the proportionate reduction in the number of Purchased Options associated with the Company’s repurchase of a portion of its Convertible Notes, as described above, and the adjustments made in connection with the dividend paid by the Company on January 15, 2014. The number of shares underlying the Purchased Options and the strike price thereof are subject to further customary anti-dilution adjustments substantially similar to the Convertible Notes, including for quarterly cash dividends. The Company may settle the Purchased Options in shares, cash or a combination of cash and shares, at its option. Proportionate reductions to the number of shares underlying the Purchased Options may be made in connection with the Company’s repurchase, if any, of Convertible Notes prior to their maturity. The cost of the Purchased Options was approximately $76.7 million, which was recorded as a reduction to additional paid-in capital. The Purchased Options will expire on October 1, 2014.

Separately and concurrently with entering into the Purchased Options, the Company also entered into warrant transactions whereby it sold warrants to each of the hedge counterparties. The warrants entitle the counterparties to purchase shares of the Company’s common stock. At December 31, 2013, the warrants covered approximately 14.3 million shares, with an adjusted strike price of $25.65 per share, which reflects the proportionate reduction in the number of warrants associated with the Company’s repurchase of a portion of its Convertible Notes, as described above, and the adjustments made in connection with the dividend paid by the Company on January 15, 2014. The number of shares underlying the warrants and the strike price thereof are subject to further customary anti-dilution adjustments similar to the adjustments of the Convertible Notes and Purchased Options, including for quarterly cash dividends. The warrants may only be settled at maturity in shares of the Company’s common stock, net of the exercise price. Proportionate reductions to the number of shares underlying the warrants may be made in connection with the Company’s repurchase, if any, of Convertible Notes prior to their maturity. The aggregate proceeds from the warrant transactions were approximately $43.7 million, which was recorded as an increase to additional paid-in capital.

The Company’s net proceeds from the issuance of the Convertible Notes totaled approximately $317.1 million, after deducting discounts, commissions and offering expenses payable by the Company (including the net cost of the convertible note hedge transactions entered into in connection with the offering of the Convertible Notes). The Company used the majority of these proceeds, together with cash on hand, to purchase, redeem or otherwise acquire all of its 8% senior notes originally due 2013. The remaining balance of the net proceeds was used for general corporate purposes, which may include ongoing maintenance of the Company’s existing hotel properties, investments, or the repayment or refinancing of all or a portion of any of the Company’s outstanding indebtedness.

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

In connection with the issuance of the 5% Senior Notes, the Company entered into a registration rights agreement under which the Company was required to use its commercially reasonable efforts to complete a registered offer to exchange the 5% Senior Notes for registered notes with substantially identical terms as the 5% Senior Notes. The Company completed the exchange offer in November 2013.

The net proceeds from the issuance of the 5% Senior Notes totaled approximately $342.0 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used substantially all of these proceeds to repay amounts outstanding under its revolving credit facility.

6.75% Senior Notes

At December 31, 2012, the Company had outstanding $152.2 million in aggregate principal amount of senior notes due 2014. The interest rate of these notes was 6.75%, and the notes were scheduled to mature on November 15, 2014. These notes bore interest semi-annually in cash in arrears on May 15 and November 15 of each year and were redeemable, in whole or in part by the Company, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest.

On January 17, 2013, the Company redeemed all of the remaining outstanding 6.75% senior notes at par, which was funded using borrowings under the revolving credit line of the Company’s $925 million credit facility. As a result of this redemption, the Company wrote off $0.5 million of deferred financing costs during 2013.

6. Derivative Financial Instruments

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

At December 31, 2013 and 2012, the Company had no variable to fixed interest rate swap contracts. The interest rate swap agreement previously utilized by the Company until its expiration on July 25, 2011 effectively modified the Company’s exposure to interest rate risk by converting $500.0 million, or 71%, of the Company’s variable rate debt outstanding under the term loan portion of the Company’s former $1.0 billion credit facility to a weighted average fixed rate of 3.94% plus the applicable margin on these borrowings, thus reducing the impact of interest rate changes on interest expense. This agreement involved the receipt of variable rate amounts in exchange for fixed rate interest payments through July 25, 2011, without an exchange of the underlying principal amount. The critical terms of the swap agreements matched the critical terms of the borrowings under the term loan portion of the $1.0 billion credit facility. Therefore, the Company designated these interest rate swap agreements as cash flow hedges. As the terms of these derivatives matched the terms of the underlying hedged items, there was no gain (loss) from ineffectiveness recognized in income on derivatives.

At December 31, 2013 and 2012, the Company had no variable to fixed natural gas price swap contracts. The Company previously entered into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of the hedge was to reduce the variability of cash flows associated with the forecasted purchases of these commodities. At December 31, 2010, the Company had 36 variable to fixed natural gas price swap contracts that matured from January 2011 to December 2011 with an aggregate notional amount of approximately 1.0 million dekatherms. The Company designated these natural gas price swap contracts as cash flow hedges.

The effect of derivative instruments on the statement of operations for the years ended December 31 is as follows (in thousands):

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)				Amount Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2013	2012	2011	Location of Amount Reclassified from Accumulated OCI into Income	2013	2012	2011
Interest rate swaps	$—	$—	$(447)	Interest expense, net of amounts capitalized	$—	$—	$12,674
Natural gas swaps	—	—	(533)	Other hotel expenses	—	—	759

Total	$—	$—	$(980)	Total	$—	$—	$13,433

7. Stock Plans

The Company’s Amended and Restated 2006 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to its directors, employees and consultants. At December 31, 2013, approximately 4.6 million shares of common stock remained available for issuance pursuant to future grants of awards under the 2006 Plan (with a limit of approximately 1.0 million shares available for awards other than stock options or stock appreciation rights).

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

The weighted average for key assumptions used in determining the fair value of options granted in the period ended December 31 are as follows:

	2013	2012	2011
Expected volatility	N/A	70.6%	68.2%
Weighted-average expected volatility	N/A	70.6%	68.2%
Expected dividends	N/A	—	—
Expected term (in years)	N/A	5.2	5.1
Risk-free rate	N/A	0.9%	2.1%

A summary of stock option activity under the Company’s equity incentive plans as of December 31, 2013 and changes during the year ended December 31, 2013 is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	1,175,646	$26.02
Granted	—	—
Exercised	(222,185)	23.82
Canceled	(81,412)	32.55

Outstanding at December 31, 2013	872,049	25.99

Exercisable at December 31, 2013	664,627	26.70

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2013 was 3.9 and 2.9 years, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2013 was $13.8 million and $10.3 million, respectively. The weighted-average grant-date fair value of options granted during 2012 and 2011 was $14.34 and $15.96, respectively. The total intrinsic value of options exercised during 2013, 2012, and 2011 was $4.3 million, $21.5 million, and $2.4 million, respectively.

The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to employees vest one to four years from the date of grant, and Restricted Stock Awards granted to non-employee directors vest after one year from the date of grant, unless the recipient chooses to defer the vesting for a period of time. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company generally records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. The weighted-average grant-date fair value of Restricted Stock Awards granted during 2013, 2012, and 2011 was $43.56, $33.57, and $33.26, respectively.

During 2013, the Company granted 37,000 additional restricted stock units to certain members of its management team which may vest in 2016 based on the level of performance during the performance period and subject to continued employment. The number of awards that will ultimately vest is based on the Company’s total shareholder return over the three-year performance period ended December 31, 2015 relative to the total shareholder return of a peer group of companies during the same period. The weighted-average grant date fair value of $45.01 per award was determined using a Monte Carlo simulation model, which assumed a risk-free rate of 0.4%, an expected life of 3.0 years and historical volatilities that ranged from 23% to 64%. As these awards include a market condition, the Company records compensation expense for these awards based on the grant date fair value of the award recognized ratably over the measurement period.

During 2012, the Company granted 104,500 additional restricted stock units to certain members of its management team which may vest in 2015 based on the level of performance during the performance period and subject to continued employment. The number of awards that will ultimately vest is based on the Company’s total shareholder return over the three-year performance period ended December 31, 2014 relative to the total shareholder return of the Russell 2000 Index during the same period. The weighted-average grant date fair value of $39.88 per award was determined using a Monte Carlo simulation model, which assumed a risk-free rate of 0.54%, an expected life of 3.0 years and historical volatilities that ranged from 15% to 238%. As these awards include a market condition, the Company records compensation expense for these awards based on the grant date fair value of the award recognized ratably over the measurement period.

During 2011, the Company granted 67,400 restricted stock units to certain members of its management team which will vest in 2014 based on Company performance relative to the annual budgets approved by the Company’s board of directors. The Company began recognizing compensation expense related to the weighted-average grant-date fair value of $44.39 for these awards in the first quarter of 2013 when the 2013 budget was approved and the key terms and conditions of the awards was deemed to be established and a grant date had occurred.

A summary of the status of the Company’s Restricted Stock Awards as of December 31, 2013 and changes during the year ended December 31, 2013, is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2013	574,933	$31.49
Granted (1)	202,528	43.56
Vested	(72,166)	24.99
Canceled	(95,068)	27.72

Nonvested shares at December 31, 2013	610,227	34.20

(1)	As a result of the Company’s payment of regular dividends during 2013, the Company awarded approximately 10,000 additional restricted stock units as an adjustment to outstanding restricted stock units. The additional restricted stock units are not included in the calculation of the weighted average grant-date fair value of awards granted in 2013.

The fair value of all Restricted Stock Awards that vested during 2013, 2012 and 2011 was $3.2 million, $15.6 million and $3.3 million, respectively.

As of December 31, 2013, there was $8.2 million of total unrecognized compensation cost related to stock options and restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

In 2012, in connection with the termination of certain employee positions as a result of the REIT conversion discussed in Note 2, the Company cancelled approximately 167,500 stock options with a weighted average exercise price of $22.02 and approximately 401,000 restricted stock units with a weighted average grant date fair value of $29.76 per award. As a result of these cancellations, the Company reversed approximately $2.1 million in compensation costs during 2012, which are included in REIT conversion costs in the accompanying consolidated statements of operations.

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans, including the reversal of compensation costs discussed above, was $11.6 million, $9.0 million, and $10.2 million for 2013, 2012, and 2011, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $3.0 million, $3.2 million, and $3.7 million for 2013, 2012, and 2011, respectively.

Cash received from option exercises under all stock-based employee compensation arrangements for 2013, 2012, and 2011 was $5.2 million, $25.1 million, and $4.5 million, respectively. The actual tax benefit realized from exercise, vesting or cancellation of the stock-based employee compensation arrangements during 2013, 2012, and 2011 totaled $1.0 million, $5.2 million, and $0.7 million, respectively, and is reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity or as a reduction to deferred tax liabilities in the accompanying consolidated balance sheets.

8. Retirement Plans

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

As a result of increased lump-sum distributions during 2013 and 2012, partially due to the transfer of a large number of the retirement plan participants to Marriott in connection with the REIT conversion, which resulted in an increase in the number of participants eligible for distributions, a net settlement loss of $1.9 million and $2.0 million was recognized in 2013 and 2012, respectively. Approximately $0.7 million of the net settlement loss during 2013 related to lump-sum distributions to former employees affected by the REIT conversion and has been classified as REIT conversion costs. Approximately $1.2 million of the net settlement loss during 2013 related to lump-sum distributions to former employees not affected by the REIT conversion and has been classified as corporate operating expenses. All of the net settlement loss during 2012 related to lump-sum distributions to former employees affected by the REIT conversion and has been classified as REIT conversion costs.

The following table sets forth the funded status at December 31 (amounts in thousands):

	2013	2012
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$96,384	$92,575
Interest cost	3,376	3,655
Actuarial (gain) loss	(11,560)	5,998
Benefits paid	(7,299)	(5,844)

Benefit obligation at end of year	80,901	96,384

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	69,611	62,265
Actual return on plan assets	11,044	9,061
Employer contributions	1,620	4,129
Benefits paid	(7,299)	(5,844)

Fair value of plan assets at end of year	74,976	69,611

Funded status and accrued pension cost	$(5,925)	$(26,773)

Net periodic pension expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2013	2012	2011
Interest cost	$3,376	$3,655	$4,151
Expected return on plan assets	(5,197)	(4,808)	(5,280)
Recognized net actuarial loss	839	3,611	2,404
Net settlement loss	1,878	1,960	—

Total net periodic pension expense	$896	$4,418	$1,275

Assumptions

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2013	2012	2011
Discount rate	4.49%	3.60%	4.13%
Rate of compensation increase	N/A	N/A	N/A
Measurement date	12/31/2013	12/31/2012	12/31/2011

The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2013	2012	2011
Discount rate	3.85%	3.98%	5.28%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	7.50%	8.00%
Measurement date	12/31/2013	12/31/2012	12/31/2011

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

The allocation of the defined benefit pension plan’s assets as of the respective measurement date for each year, by asset class, are as follows (amounts in thousands):

	2013	2012
Asset Class
Cash	$698	$5,369
Equity securities
U.S. Large Cap (a)	26,815	21,039
U.S. Mid Cap (a)	10,144	7,482
International (b)	8,545	7,313
Core fixed income (c)	21,317	21,687
High-yield fixed income (d)	7,457	6,721

Total	$74,976	$69,611

(a)	Consists of actively-managed domestic equity mutual funds. Underlying holdings are diversified by sector and industry.
(b)	Consists of an actively-managed international equity mutual fund. Underlying holdings are diversified by country, sector and industry. The fund may invest a portion of its assets in emerging markets, which entails additional risk.
(c)	Consists of an actively-managed fixed income mutual fund. The fund predominantly invests in investment-grade bonds of U.S. issuers from diverse sectors and industries. The fund also invests in government-backed debt. The fund can invest a portion of its assets in below-investment grade debt and non-U.S. debt, which entails additional risk.

(d)	Consists of actively-managed high-yield fixed income mutual funds. The funds invest in investment grade and below-investment grade bonds, with a focus on below-investment grade bonds of U.S. issuers. Underlying holdings are diversified by sector and industry. The funds can invest a portion of its assets in the debt of non-U.S. issuers, which entails additional risk.

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

Expected Contributions and Benefit Payments

The Company expects to contribute $3.2 million to its defined benefit pension plan in 2014. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2014	$2,834
2015	4,385
2016	3,955
2017	4,206
2018	5,130
2019 - 2023	27,403

Other Information

The Company also maintains non-qualified retirement plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2013, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $14.0 million.

The Company’s accrued cost related to its qualified and non-qualified retirement plans of $19.9 million and $42.8 million at December 31, 2013 and 2012, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The 2013 decrease in the deferred net loss related to the Company’s retirement plans resulted in an increase in equity of $14.7 million, net of taxes of $7.1 million. The 2012 decrease in the deferred net loss related to the Company’s retirement plans resulted in an increase in equity of $1.9 million, net of taxes of $1.1 million. The 2011 increase in the deferred net loss related to the Company’s retirement plans resulted in a decrease in equity of $12.8 million, net of taxes of $7.2 million. The 2013, 2012 and 2011 adjustments to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.

The net gain recognized in other comprehensive income for the year ended December 31, 2013 was $21.8 million. Included in accumulated other comprehensive loss at December 31, 2013 are unrecognized actuarial losses of $25.8 million ($15.8 million net of tax) that have not yet been recognized in net periodic pension expense. The net gain recognized in other comprehensive income for the year ended December 31, 2012 was $3.0 million. Included in accumulated other comprehensive loss at December 31, 2012 are unrecognized actuarial losses of $47.6 million ($30.5 million net of tax) that have not yet been recognized in net periodic pension expense. The estimated actuarial loss for the retirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net periodic pension expense over the next fiscal year is $0.6 million.

The Company also has contributory retirement savings plans in which substantially all employees are eligible to participate. The Company contribution is 100% of the amount of the employee’s contribution, up to 4% of the employee’s salary. In addition, the Company may contribute up to 2% of the employee’s salary, based upon the Company’s financial performance. Company contributions under the retirement savings plans were $0.5 million, $4.7 million, and $6.0 million for 2013, 2012 and 2011, respectively.

In addition, the Company maintains a non-qualified contributory deferred compensation plan that allows for certain highly compensated employees to defer a portion of their eligible compensation until a later date. The plan is considered an unfunded and unsecured plan for IRS and ERISA purposes, but the Company has set up a separate trust in which the plan’s assets are held. The trust maintains individual accounts for each participant, but the plan’s assets held in the trust are considered general assets of the Company and are available to satisfy the claims of general creditors in the event of a bankruptcy. The plan allows for the Company to make matching contributions up to 4% of the employee’s salary, reduced by the amount of matching contributions made to the retirement savings plan described above. Company contributions under the deferred compensation plan were $0.2 million, $0.7 million, and $0.2 million for 2013, 2012 and 2011, respectively.

9. Postretirement Benefits Other than Pensions

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

In connection with the Company’s transition to a REIT, the Company changed the benefits that will be available to retirees as of January 1, 2013. As a result of this amendment, the Company’s benefit obligation decreased $2.8 million and $16.5 million, respectively, during 2013 and 2012.

The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2013	2012
Benefit obligation at beginning of year	$8,747	$24,621
Service cost	—	42
Interest cost	194	790
Actuarial loss	319	958
Amendments	(2,828)	(16,508)
Benefits paid	(584)	(1,156)

Benefit obligation at end of year	$5,848	$8,747

Net postretirement benefit expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2013	2012	2011
Service cost	$—	$42	$46
Interest cost	194	790	1,052
Amortization of net actuarial loss	477	491	2
Amortization of prior service credit	(1,331)	(682)	(678)
Curtailment gain	—	(310)	—

Net postretirement benefit expense	$(660)	$331	$422

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2013	2012	2011
Discount rate	3.94%	3.08%	4.21%
Measurement date	12/31/2013	12/31/2012	12/31/2011

The weighted-average assumptions used to determine the net postretirement benefit expense for years ended December 31 are as follows:

	2013	2012	2011
Discount rate	3.08%	3.92%	5.29%
Measurement date	12/31/2013	12/31/2012	12/31/2011

The Company expects to contribute $0.6 million to the plan in 2014. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2014	$623
2015	593
2016	564
2017	537
2018	497
2019-2023	2,042

The net loss, amortization of net loss, and amortization of prior service credit recognized in other comprehensive income for 2013 was $0.3 million, $0.5 million, and $1.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2013 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $6.3 million ($3.9 million net of tax) and unrecognized prior service credits of $17.7 million ($10.8 million net of tax). The net loss, amortization of net loss, prior service credit, amortization of prior service credit, and curtailment gain recognized in other comprehensive income for 2012 was $1.0 million, $0.5 million, $16.5 million, $0.7 million, and $0.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2012 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $6.5 million ($4.2 million net of tax) and unrecognized prior service credits of $16.2 million ($10.4 million net of tax). The net loss and prior service credit for the postretirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net postretirement benefit expense over the next fiscal year is $0.4 million and $1.3 million, respectively.

The Company amended the plans effective December 31, 2001 such that only retirees currently receiving benefits under the plans and active employees whose age plus years of service total at least 60 and who have at least 10 years of service as of December 31, 2001 remain eligible.

10. Stockholders’ Equity

Dividends

In connection with the special dividend described in Note 2, on December 21, 2012 the Company paid stockholders an aggregate of $62.0 million in cash and issued 6.7 million shares of the Company’s common stock.

During 2013, the Company’s board of directors declared quarterly dividends of $0.50 per share of common stock ($2.00 per share of common stock for the full year), or an aggregate of $101.7 million in cash.

To maintain its qualification as a REIT for federal income tax purposes, the Company must distribute at least 90% of its REIT taxable income each year. In 2012, the Company’s board of directors approved the Company’s current dividend policy pursuant to which the Company plans to pay a quarterly cash dividend to stockholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by the Company) or 100% of REIT taxable income on an annual basis, whichever is greater. The declaration, timing and amount of dividends will be determined by future action of the Company’s board of directors. The dividend policy may be altered at any time by the Company’s board of directors.

Treasury Stock

On December 18, 2008, following approval by the Human Resources Committee and the Board of Directors, the Company and the Company’s Chairman of the Board of Directors, Chief Executive Officer and President (“Executive”) entered into an amendment to Executive’s employment agreement. The amendment provided Executive with the option of making an irrevocable election to invest his existing Supplemental Employee Retirement Plan (“SERP”) benefit in Company common stock, which election Executive subsequently made. The investment was made by a rabbi trust in which, during January 2009, the independent trustee of the rabbi trust purchased shares of Company common stock in the open market in compliance with applicable law. Executive is only entitled to a distribution of the Company common stock held by the rabbi trust in satisfaction of his SERP benefit. As such, the Company believes that the ownership of shares of common stock by the rabbi trust and the distribution of those shares to Executive in satisfaction of his SERP benefit meets the requirements necessary so that the Company will not recognize any increase or decrease in expense as a result of subsequent changes in the value of the Company common stock and the purchased shares are treated as treasury stock and the SERP benefit is included in additional paid-in capital in the Company’s accompanying consolidated financial statements. The increase in treasury stock for a particular year represents dividends received on shares of Company common stock held by the rabbi trust.

Stock Repurchases

On August 6, 2012, the Company entered into a repurchase agreement with its largest stockholder, TRT Holdings, pursuant to which the Company repurchased 5.0 million shares of the Company’s common stock from TRT Holdings in a privately negotiated transaction for an aggregate purchase price of $185.4 million, which the Company funded with borrowings under the revolving credit line of its credit facility. The repurchased stock was cancelled by the Company and has been reflected as a reduction of retained earnings in the accompanying consolidated financial statements. The Company obtained consents and amendments of the required lenders under the $925 million credit facility in order to accommodate this repurchase.

In 2012, the Company’s board of directors authorized a share repurchase program for up to $100 million of the Company’s common stock using cash on hand and borrowings under its revolving credit line, implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, with any market purchases to be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans.

In May 2013, the Company completed its repurchases under the repurchase program by repurchasing approximately 2.3 million shares of its common stock for an aggregate purchase price of approximately $100.0 million, which the Company funded using cash on hand and borrowings under the revolving credit line of the Company’s credit facility. The repurchased stock was cancelled by the Company and has been reflected as a reduction of retained earnings in the accompanying consolidated financial statements.

Common Stock Issuance

On August 23, 2012, the Company sold 0.8 million shares (the “Option Shares”) of the Company’s common stock upon the exercise of the underwriter’s option granted pursuant to an underwriting agreement among the Company, TRT Holdings, and Deutsche Bank Securities, Inc. (the “Underwriter”) in connection with the secondary public offering of the remaining shares of the Company’s common stock held by TRT Holdings. The Option Shares were sold at a price to the public of $40.00 per share. The Company’s total net proceeds from the sale of the Option Shares, after offering expenses, were approximately $32.7 million.

Shareholder Rights Plan

The Company’s previous shareholder rights plan expired on August 12, 2012. The Company has amended its Corporate Governance Guidelines to include a policy with respect to shareholder rights plans that provides that the Board may not adopt a rights plan unless either (i) stockholder approval has been obtained, or (ii) specified circumstances exist and stockholder approval is obtained within specified periods after adoption.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component consisted of the following (amounts in thousands):

	Minimum pension liability	Natural gas swaps	Interest rate swaps	Total
Balance, December 31, 2010	$(20,082)	$(146)	$(7,861)	$(28,089)
Unrealized losses arising during period	(26,938)	(533)	(447)	(27,918)
Amounts reclassified from accumulated comprehensive loss	1,841	759	12,674	15,274
Income tax (expense) benefit	9,148	(80)	(4,366)	4,702

Net other comprehensive income (loss)	(15,949)	146	7,861	(7,942)

Balance, December 31, 2011	$(36,031)	$—	$—	$(36,031)

Unrealized gains arising during period	14,451	—	—	14,451
Amounts reclassified from accumulated comprehensive loss	3,601	—	—	3,601
Income tax expense	(6,624)	—	—	(6,624)

Net other comprehensive income	11,428	—	—	11,428

Balance, December 31, 2012	$(24,603)	$—	$—	$(24,603)

Unrealized gains arising during period	23,172	—	—	23,172
Amounts reclassified from accumulated comprehensive loss	204	—	—	204
Income tax expense	(7,892)	—	—	(7,892)

Net other comprehensive income	15,484	—	—	15,484

Balance, December 31, 2013	$(9,119)	$—	$—	$(9,119)

Amounts reclassified from accumulated comprehensive loss related to the Company’s minimum pension liability are presented in the accompanying consolidated statements of operations as follows (amounts in thousands):

	2013	2012	2011
Other hotel expenses	$(119)	$1,642	$754
Opry and Attractions operating expenses	21	413	224
Corporate operating expenses	302	1,546	863

	$204	$3,601	$1,841

Amounts reclassified from accumulated comprehensive loss related to the Company’s natural gas swaps and interest rate swaps are included in other hotel expenses and interest expense, net of amounts capitalized, respectively, in the accompanying consolidated statements of operations.

11. Income Taxes

The Company intends to elect to be taxed as a REIT effective January 1, 2013, pursuant to the U.S. Internal Revenue Code of 1986, as amended. As a REIT, generally the Company will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that it distributes to its stockholders. The Company will, however, be subject to corporate income taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2013) that result from gains on certain assets. In addition, the Company will continue to be required to pay federal and state corporate income taxes on earnings of its taxable REIT subsidiaries (“TRSs”).

The (provision) benefit for income taxes for continuing operations consists of the following (amounts in thousands):

	2013	2012	2011
CURRENT:
Federal	$4,528	$(5,622)	$(612)
State	(1,396)	(1,449)	(1,409)

Total current (provision) benefit	3,132	(7,071)	(2,021)

DEFERRED:
Federal	84,918	7,415	(4,162)
State	4,612	1,690	(1,237)

Total deferred (provision) benefit	89,530	9,105	(5,399)

Total (provision) benefit for income taxes	$92,662	$2,034	$(7,420)

The Company is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. The taxability of distributions to stockholders is determined by the Company’s earnings and profits, which differs from net income reported for financial reporting purposes. The estimated taxability of cash distributions to common shareholder in 2013 is as follows (per common share):

Ordinary income	$1.39
Capital gains	0.02
Return of capital	0.09

$1.50

The differences between the income tax (provision) benefit calculated at the statutory U.S. federal income tax rate of 35% and the actual income tax (provision) benefit recorded for continuing operations are as follows (amounts in thousands):

	2013	2012	2011
Statutory federal income tax (expense) benefit	$(9,035)	$10,034	$(6,122)
Adjustment for nontaxable income (loss) of the REIT	32,642	—	—
State taxes (net of federal tax benefit and change in valuation allowance)	3,216	(523)	(3,206)
Permanent items	1,092	(384)	4
Nondeductible compensation	—	(2,319)	(25)
Nondeductible transaction costs	—	(6,632)	—
Federal tax credits	—	542	1,330
Federal valuation allowance	(3,509)	884	347
Unrecognized tax benefits	6,261	432	252
REIT conversion	62,063	—	—
Other	(68)	—	—

	$92,662	$2,034	$(7,420)

As a result of the Company’s conversion to a REIT, certain net deferred tax liabilities related to the real estate of the Company were reversed, as the REIT will generally not pay federal corporate income tax related to those deferred tax liabilities. In addition, the Company assessed the need for a valuation allowance on the net deferred tax assets of the TRSs. As a result, the Company recorded a net benefit of $64.8 million related to the conversion to a REIT during 2013.

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2013	2012
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$20,371	$30,067
Defined benefit plan	2,305	9,614
Investments in stock and derivatives	—	539
Deferred management rights proceeds	72,125	73,011
Rent escalation	137	27,086
Federal and State net operating loss carryforwards	43,069	16,946
Tax credits and other carryforwards	2,073	1,022
Investments in partnerships	—	3,778
Other assets	10,290	10,374

Total deferred tax assets	150,370	172,437
Valuation allowance	(97,641)	(18,347)

Total deferred tax assets, net of valuation allowance	52,729	154,090

DEFERRED TAX LIABILITIES:
Property and equipment, net	71,700	235,403
Goodwill and other intangibles	2,650	4,244
Other liabilities	1,496	3,381

Total deferred tax liabilities	75,846	243,028

Net deferred tax liabilities	$23,117	$88,938

Federal net operating loss carryforwards at December 31, 2013 totaled $49.9 million, resulting in a deferred tax benefit of $17.5 million, which will begin to expire in 2032. Federal credit carryforwards at December 31, 2013 totaled $1.6 million, and expire beginning in 2031. Charitable contribution carryforwards at December 31, 2013 totaled $3.3 million, resulting in a deferred tax benefit of $0.1 million, which will begin to expire in 2014. The use of certain federal net operating losses, credits and other deferred tax assets are limited to the Company’s future taxable earnings. As a result, a valuation allowance has been provided for certain federal deferred tax assets. The valuation allowance related to federal deferred tax assets increased (decreased) $60.3 million, $(0.5) million and $(0.3) million in 2013, 2012 and 2011, respectively. The 2013 increase in the valuation allowance includes the revaluation of the deferred tax assets of the TRSs due to the REIT conversion. State net operating loss carryforwards at December 31, 2013 totaled $486.5 million, resulting in a deferred tax benefit of $25.6 million, which will expire between 2014 and 2033. Remaining state credit carryforwards at December 31, 2013 totaled $0.1 million and do not expire. The use of certain state net operating losses, credits and other state deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The valuation allowance related to state deferred tax assets increased (decreased) $19.0 million, $(0.3) million, and $1.5 million in 2013, 2012 and 2011, respectively. Management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

The Company has concluded Internal Revenue Service (“IRS”) examinations through the 2010 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2009. However, the Company has net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company has not been notified of any federal or state income tax examinations.

As a result of the completion of the IRS federal income tax audits through 2010, issues related to 2010 and earlier years have been effectively settled. Due to the favorable resolution of the federal examination, the Company’s reserve for unrecognized tax benefits decreased by $12.3 million during 2013, of which $5.5 million was recorded as an income tax benefit. Due to the expiration of statutes of limitations, the reserve for unrecognized tax benefits decreased an additional $0.8 million during 2013, of which $0.5 million was recorded as an income tax benefit. In addition, the Company recorded a reduction to the related accrued interest of $1.5 million as an income tax benefit in 2013.

As of December 31, 2013, the Company had no unrecognized tax benefits. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	2013	2012	2011
Unrecognized tax benefits at beginning of year	$13,162	$14,141	$18,952
Additions based on tax positions related to the current year	—	7	—
Reductions based on tax positions related to the current year	—	—	(286)
Additions for tax positions of prior years	—	—	147
Reductions for tax positions of prior years	—	(222)	(3,963)
Reductions due to settlements with taxing authorities	(12,327)	—	—
Reductions due to expiration of certain statute of limitations	(835)	(764)	(709)

Unrecognized tax benefits at end of year	$—	$13,162	$14,141

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $(2.2) million, $0.2 million and $0.2 million of interest and no penalties related to uncertain tax positions in the accompanying consolidated statements of operations for 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the Company has accrued $0 and $2.2 million of interest, respectively, and no penalties related to uncertain tax positions.

12. Commitments and Contingencies

Capital Leases

In the accompanying consolidated balance sheets, the following amounts of assets under capitalized lease agreements are included in property and equipment and other long-term assets and the related obligations are included in debt (amounts in thousands):

	2013	2012
Property and equipment	$3,736	$3,748
Prepaid expenses and other assets	130	130
Accumulated depreciation	(2,377)	(1,952)

Net assets under capital leases	$1,489	$1,926

The Company entered into no capital leases during 2013.

Operating Leases

Rental expense for operating leases was $14.1 million, $16.2 million, and $15.7 million for 2013, 2012 and 2011, respectively. Non-cash lease expense for 2013, 2012, and 2011 was $5.6 million, $5.7 million, and $5.8 million, respectively, as discussed below.

Future minimum cash lease commitments under all non-cancelable leases in effect at December 31, 2013 are as follows (amounts in thousands):

	Capital Leases	Operating Leases
2014	$623	$6,230
2015	364	5,502
2016	—	4,637
2017	—	4,279
2018	—	4,348
Years thereafter	—	609,380

Total minimum lease payments	987	$634,376

Less amount representing interest	(29)

Total present value of minimum payments	958
Less current portion of obligations	(599)

Long-term obligations	$359

The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires the Company to make annual base lease payments, which were approximately $3.7 million in 2013. The lease agreement provides for an annual 3% escalation of base rent. The terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual base lease expense of approximately $9.4 million for 2013, 2012, and 2011. This rent included approximately $5.6 million, $5.7 million, and $5.8 million of non-cash expenses during 2013, 2012, and 2011, respectively. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rental expense based upon net revenues associated with the Gaylord Palms operations. The Company recorded $1.9 million, $2.0 million, and $1.4 million of contingent rental expense related to the Gaylord Palms in 2013, 2012, and 2011, respectively.

Other Commitments and Contingencies

As discussed in Note 8, the Company’s qualified retirement plan incurred increased lump-sum distributions during 2013, partially due to the transfer of a large number of the retirement plan participants to Marriott in connection with the REIT conversion, which resulted in an increase in the number of participants eligible for distributions. In connection therewith, in 2013, the Pension Benefit Guaranty Corporation (“PBGC”) notified the Company that due to a purported cessation of management operations at the Company, the Company may be required to take certain actions regarding the plan, including possibly accelerating funding or providing security for future plan liabilities. The Company responded to the PBGC, stating the reasons that it does not believe that the Company’s REIT conversion represents a cessation of management operations, and contesting any liability vigorously. The Company does not currently believe that any of the measures proposed by the PBGC are required or warranted; however, there can be no assurance that the PBGC will agree with the Company’s conclusion.

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

As of December 31, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in connection with the Company’s non-qualified contributory deferred compensation plan.

The investments held by the Company in connection with its deferred compensation plan consist of mutual funds traded in an active market. See Note 8 for further information on the Company’s deferred compensation plan. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of investments it holds.

The Company had no liabilities required to be measured at fair value at December 31, 2013 or 2012. The Company’s assets measured at fair value on a recurring basis at December 31, were as follows (in thousands):

	December 31, 2013	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$18,883	$18,883	$—	$—

Total assets measured at fair value	$18,883	$18,883	$—	$—

	December 31, 2012	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$15,580	$15,580	$—	$—

Total assets measured at fair value	$15,580	$15,580	$—	$—

The remainder of the assets and liabilities held by the Company at December 31, 2013 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 4, in connection with the development of Gaylord National, the Company received a series A Bond and a Series B Bond from Prince George’s County, Maryland which had aggregate carrying values of $88.9 million and $59.5 million, respectively, as of December 31, 2013. The fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximates carrying value as of December 31, 2013. The fair value of the Series B Bond, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the note, which the Company considers as Level 3, was approximately $38 million as of December 31, 2013. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired as of December 31, 2013.

As more fully discussed in Note 5, the Company has outstanding $304.1 million in aggregate principal amount of Convertible Notes due 2014 that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on December 31, 2013 was $294.0 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, which the Company considers as Level 2, was approximately $308 million as of December 31, 2013.

The carrying amount of short-term financial instruments (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.

14. Financial Reporting By Business Segments

The Company’s continuing operations are organized into the following principal business segments:

•	Hospitality, which includes Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National and the Inn at Opryland;

•	Opry and Attractions, which includes the Grand Ole Opry, WSM-AM, and the Company’s Nashville-based attractions; and

•	Corporate and Other, which includes the Company’s corporate expenses.

The following information (amounts in thousands) is derived directly from the segments’ internal financial reports used for corporate management purposes.

	2013	2012	2011
REVENUES:
Hospitality	$878,509	$916,041	$886,634
Opry and Attractions	76,053	70,553	65,510
Corporate and Other	—	—	—

Total revenues	$954,562	$986,594	$952,144

DEPRECIATION AND AMORTIZATION:
Hospitality	$103,147	$107,343	$109,521
Opry and Attractions	5,368	5,119	5,261
Corporate and Other	8,013	18,229	10,507

Total depreciation and amortization	$116,528	$130,691	$125,289

OPERATING INCOME (LOSS):
Hospitality	$121,556	$150,210	$130,939
Opry and Attractions	14,157	13,305	8,884
Corporate and Other	(34,305)	(65,107)	(58,659)
REIT conversion costs	(22,190)	(101,964)	—
Casualty loss	(54)	(858)	(1,225)
Preopening costs	—	(340)	(408)
Impairment and other charges (non-REIT conversion costs)	(2,976)	—	—

Total operating income (loss)	76,188	(4,754)	79,531
Interest expense, net of amounts capitalized	(60,916)	(58,582)	(74,673)
Interest income	12,267	12,307	12,460
Income from unconsolidated companies	10	109	1,086
Loss on extinguishment of debt	(4,181)	—	—
Other gains and (losses)	2,447	22,251	(916)

Income (loss) before income taxes and discontinued operations	$25,815	$(28,669)	$17,488

	December 31, 2013	December 31, 2012
IDENTIFIABLE ASSETS:
Hospitality	$2,237,888	$2,340,342
Opry and Attractions	79,770	86,078
Corporate and Other	106,689	105,703
Discontinued operations	282	328

Total identifiable assets	$2,424,629	$2,532,451

The following table represents the capital expenditures by segment for the years ended December 31 (amounts in thousands):

	2013	2012	2011
CAPITAL EXPENDITURES:
Hospitality	$32,266	$73,170	$110,151
Opry and Attractions	2,688	7,347	4,745
Corporate and other	2,005	14,716	17,696

Total capital expenditures	$36,959	$95,233	$132,592

15. Quarterly Financial Information (Unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended December 31, 2013 and 2012 (amounts in thousands, except per share data).

The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$222,113	$245,183	$221,196	$266,070
Depreciation and amortization	32,009	29,054	27,916	27,549
Operating income (loss)	(2,244)	28,903	19,803	29,726
Income (loss) before income taxes and discontinued operations	(12,522)	14,584	5,783	17,970
Benefit for income taxes	66,292	1,784	12,450	12,136
Income from continuing operations	53,770	16,368	18,233	30,106
Income (loss) from discontinued operations, net of taxes	10	11	(202)	56
Net income	53,780	16,379	18,031	30,162
Net income available to common stockholders	53,780	11,510	18,031	30,162
Net income per share	1.03	0.22	0.36	0.60
Net income per share—assuming dilution	0.81	0.18	0.30	0.48

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$238,915	$253,229	$228,129	$266,321
Depreciation and amortization	32,434	30,254	30,701	37,302
Operating income (loss)	21,684	31,608	(33,449)	(24,597)
Income (loss) before income taxes and discontinued operations	10,476	20,287	(43,253)	(16,179)
(Provision) benefit for income taxes	(4,469)	(11,314)	16,581	1,236
Income (loss) from continuing operations	6,007	8,973	(26,672)	(14,943)
Income (loss) from discontinued operations, net of taxes	21	(19)	(2)	(9)
Net income (loss)	6,028	8,954	(26,674)	(14,952)
Net income (loss) available to common stockholders	6,028	8,954	(26,674)	(14,952)
Net income (loss) per share	0.12	0.18	(0.57)	(0.32)
Net income (loss) per share — assuming dilution	0.12	0.17	(0.57)	(0.32)

During the first quarter of 2013, the Company recorded a net income tax benefit of $61.3 million related to the reversal of certain net deferred tax liabilities that are no longer applicable as a result of the Company’s REIT conversion, partially offset by a valuation allowance on the net deferred tax assets of the Company’s TRSs.

During the first quarter of 2013, in conjunction with its reorganization as a REIT, the Company recognized $15.0 million in REIT conversion costs.

During the second quarter of 2013, in conjunction with its reorganization as a REIT, the Company recognized $5.4 million in REIT conversion costs.

During the second quarter of 2013, the Company entered into agreements with its note hedge counterparties to proportionately reduce the number of Purchased Options and the warrants as described in Note 5. These agreements were considered modifications to the Purchased Options and the warrants, and based on the terms of the agreements, the Company recognized a charge of $4.9 million in 2013, which is recorded as an increase to accumulated deficit and additional paid-in-capital in the accompanying consolidated balance sheets. This charge also represents a deduction from net income in calculating net income available to common stockholders and earnings per share available to common stockholders.

During the third quarter of 2013, the Company recorded a loss on extinguishment of debt of approximately $4.2 million related to the repurchase and conversion of a portion of its outstanding Convertible Notes.

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

During the fourth quarter of 2012, the Company adjusted the useful lives of certain assets that were disposed of at various points as the Company continued its conversion to a REIT and recognized a pre-tax charge of $8.0 million in depreciation and amortization expense.

16. Information Concerning Guarantor and Non-Guarantor Subsidiaries

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

The following condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis. As further described in Note 2, on October 1, 2012, the Company and its subsidiaries completed a restructuring of assets and operations in connection with the Company’s transition to a REIT. For purposes of presenting the condensed consolidating financial information, the results of the subsidiaries that own the hotel properties are reflected in the guarantor results for periods commencing October 1, 2012. The Operating Partnership was formed in 2012 and had no results prior to October 1, 2012.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non - Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,751,479	$316,518	$—	$2,067,997
Cash and cash equivalents—unrestricted	—	714	—	60,865	—	61,579
Cash and cash equivalents—restricted	—	—	—	20,169	—	20,169
Notes receivable	—	—	—	148,350	—	148,350
Trade receivables, less allowance	—	—	—	51,796	(14)	51,782
Deferred financing costs	—	19,306	—	—	—	19,306
Prepaid expenses and other assets	—	3	227,608	58,267	(230,432)	55,446
Intercompany receivables, net	90,184	—	697,908	172,064	(960,156)	—
Investments	2,061,253	2,767,163	526,644	436,828	(5,791,888)	—

Total assets	$2,151,437	$2,787,186	$3,203,639	$1,264,857	$(6,982,490)	$2,424,629

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$293,962	$859,500	$—	$958	$—	$1,154,420
Accounts payable and accrued liabilities	(14)	8,164	1,470	378,448	(230,729)	157,339
Deferred income tax liabilities, net	6,528	(15)	654	15,950	—	23,117
Deferred management rights proceeds	—	—	—	186,346	—	186,346
Dividends payable	25,780	—	—	—	—	25,780
Other liabilities	—	—	73,673	45,976	283	119,932
Intercompany payables, net	733,376	211,925	14,855	—	(960,156)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	505	1	1	2,387	(2,389)	505
Additional paid-in-capital	1,228,845	1,741,704	2,803,623	1,184,038	(5,729,365)	1,228,845
Treasury stock	(7,766)	—	—	—	—	(7,766)
Accumulated deficit	(129,779)	(34,093)	309,363	(540,127)	(60,134)	(454,770)
Accumulated other comprehensive loss	—	—	—	(9,119)	—	(9,119)

Total stockholders’ equity	1,091,805	1,707,612	3,112,987	637,179	(5,791,888)	757,695

Total liabilities and stockholders’ equity	$2,151,437	$2,787,186	$3,203,639	$1,264,857	$(6,982,490)	$2,424,629

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment ,net of accumulated depreciation	$—	$—	$1,798,827	$350,172	$—	$2,148,999
Cash and cash equivalents—unrestricted	—	—	(595)	97,765	—	97,170
Cash and cash equivalents—restricted	—	—	—	6,210	—	6,210
Notes receivable	—	—	—	149,400	—	149,400
Trade receivables, less allowance	—	—	—	55,343	—	55,343
Deferred financing costs	—	11,347	—	—	—	11,347
Prepaid expenses and other assets	—	—	—	64,119	(137)	63,982
Intercompany receivables, net	485,219	—	—	—	(485,219)	—
Investments	1,202,809	2,771,696	1,208,937	450,261	(5,633,703)	—

Total assets	$1,688,028	$2,783,043	$3,007,169	$1,173,270	$(6,119,059)	$2,532,451

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$485,219	$545,000	$—	$1,644	$—	$1,031,863
Accounts payable and accrued liabilities	—	15,514	(1,535)	201,981	(422)	215,538
Deferred income tax liabilities, net	(386)	(1,448)	99,674	(8,902)	—	88,938
Deferred management rights proceeds	—	—	—	189,269	—	189,269
Other liabilities	—	—	83,477	69,483	285	153,245
Intercompany payables, net	—	485,219	—	—	(485,219)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	526	—	—	2,388	(2,388)	526
Additional paid-in-capital	1,250,975	1,741,704	2,803,618	1,184,041	(5,729,363)	1,250,975
Treasury stock	(7,234)	—	—	—	—	(7,234)
Accumulated deficit	(41,072)	(2,946)	21,935	(442,031)	98,048	(366,066)
Accumulated other comprehensive loss	—	—	—	(24,603)	—	(24,603)

Total stockholders’ equity	1,203,195	1,738,758	2,825,553	719,795	(5,633,703)	853,598

Total liabilities and stockholders’ equity	$1,688,028	$2,783,043	$3,007,169	$1,173,270	$(6,119,059)	$2,532,451

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$357,313	$—	$357,313
Food and beverage	—	—	—	382,340	—	382,340
Other hotel revenue	—	—	266,971	152,802	(280,917)	138,856
Opry and Attractions	—	—	—	76,805	(752)	76,053

Total revenues	—	—	266,971	969,260	(281,669)	954,562
Operating expenses:
Rooms	—	—	—	106,849	—	106,849
Food and beverage	—	—	—	237,153	—	237,153
Other hotel expenses	—	—	44,589	517,933	(267,370)	295,152
Management fees	—	—	—	14,652	—	14,652

Total hotel operating expenses	—	—	44,589	876,587	(267,370)	653,806
Opry and Attractions	—	—	—	56,662	(134)	56,528
Corporate	12	1,751	—	24,529	—	26,292
Corporate overhead allocation	8,766	—	5,399	—	(14,165)	—
REIT conversion costs	—	—	—	22,190	—	22,190
Casualty loss	—	—	—	54	—	54
Impairment and other charges (non-REITconversion costs)	—	—	2,537	439	—	2,976
Depreciation and amortization	—	—	59,539	56,989	—	116,528

Total operating expenses	8,778	1,751	112,064	1,037,450	(281,669)	878,374

Operating income (loss)	(8,778)	(1,751)	154,907	(68,190)	—	76,188

Interest expense, net of amounts capitalized	(28,775)	(32,092)	—	(49)	—	(60,916)
Interest income	—	—	—	12,267	—	12,267
Income from unconsolidated companies	—	—	—	10	—	10
Loss on extinguishment of debt	(4,181)	—	—	—	—	(4,181)
Other gains and (losses), net	—	—	—	2,447	—	2,447

Income (loss) before income taxes and discontinued operations	(41,734)	(33,843)	154,907	(53,515)	—	25,815
(Provision) benefit for income taxes	1,902	2,695	132,521	(44,456)	—	92,662
Equity in subsidiaries’ earnings, net	158,184	—	—	—	(158,184)	—

Income (loss) from continuing operations	118,352	(31,148)	287,428	(97,971)	(158,184)	118,477
Loss from discontinued operations, net of taxes	—	—	—	(125)	—	(125)

Net income (loss)	$118,352	$(31,148)	$287,428	$(98,096)	$(158,184)	$118,352

Comprehensive income (loss)	$133,836	$(31,148)	$287,428	$(82,612)	$(173,668)	$133,836

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2012

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$365,611	$—	$365,611
Food and beverage	—	—	—	401,252	—	401,252
Other hotel revenue	6,281	—	66,211	149,393	(72,707)	149,178
Opry and Attractions	—	—	—	71,279	(726)	70,553

Total revenues	6,281	—	66,211	987,535	(73,433)	986,594
Operating expenses:
Rooms	—	—	—	96,900	—	96,900
Food and beverage	—	—	—	242,739	—	242,739
Other hotel expenses	—	—	11,504	370,241	(67,102)	314,643
Management fees	—	—	—	4,207	—	4,207

Total hotel operating expenses	—	—	11,504	714,087	(67,102)	658,489
Opry and Attractions	—	—	—	52,208	(78)	52,130
Corporate	19,790	—	—	27,086	—	46,876
Corporate overhead allocation	—	—	—	6,253	(6,253)	—
REIT conversion costs	42,303	—	—	59,661	—	101,964
Casualty loss	429	—	—	429	—	858
Preopening costs	22	—	—	318	—	340
Depreciation and amortization	2,377	—	9,960	118,354	—	130,691

Total operating expenses	64,921	—	21,464	978,396	(73,433)	991,348

Operating income (loss)	(58,640)	—	44,747	9,139	—	(4,754)

Interest expense, net of amounts capitalized	(54,896)	(4,584)	(10,841)	(110,821)	122,560	(58,582)
Interest income	100,455	—	2,609	31,803	(122,560)	12,307
Income from unconsolidated companies	—	—	—	109	—	109
Other gains and (losses), net	20,000	—	—	2,251	—	22,251

Income (loss) before income taxes and discontinued operations	6,919	(4,584)	36,515	(67,519)	—	(28,669)
(Provision) benefit for income taxes	(12,311)	1,638	(14,580)	27,287	—	2,034
Equity in subsidiaries’ losses, net	(21,252)	—	—	—	21,252	—

Income (loss) from continuing operations	(26,644)	(2,946)	21,935	(40,232)	21,252	(26,635)
Loss from discontinued operations, net of taxes	—	—	—	(9)	—	(9)

Net income (loss)	$(26,644)	$(2,946)	$21,935	$(40,241)	$21,252	$(26,644)

Comprehensive income (loss)	$(15,216)	$(2,946)	$21,935	$(40,241)	$21,252	$(15,216)

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2011

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$351,567	$—	$351,567
Food and beverage	—	—	—	381,699	—	381,699
Other hotel revenue	6,064	—		153,492	(6,188)	153,368
Opry and Attractions	—	—	—	66,132	(622)	65,510

Total revenues	6,064	—	—	952,890	(6,810)	952,144
Operating expenses:
Rooms	—	—	—	95,897	—	95,897
Food and beverage	—	—	—	235,193	—	235,193
Other hotel expenses	—	—		315,828	(743)	315,085

Total hotel operating expenses	—	—	—	646,918	(743)	646,175
Opry and Attractions	—	—	—	51,392	(28)	51,364
Corporate	17,631	—	—	30,521	—	48,152
Corporate overhead allocation	—	—	—	6,039	(6,039)	—
Casualty loss	336	—	—	889	—	1,225
Preopening costs	48	—	—	360	—	408
Depreciation and amortization	3,852	—	—	121,437	—	125,289

Total operating expenses	21,867	—	—	857,556	(6,810)	872,613

Operating income (loss)	(15,803)	—	—	95,334	—	79,531

Interest expense, net of amounts capitalized	(75,626)	—	—	(120,851)	121,804	(74,673)
Interest income	103,686	—	—	30,578	(121,804)	12,460
Income from unconsolidated companies	—	—	—	1,086	—	1,086
Other gains and (losses), net	(36)	—	—	(880)	—	(916)

Income before income taxes and discontinued operations	12,221	—	—	5,267	—	17,488
Provision for income taxes	(2,743)	—	—	(4,677)	—	(7,420)
Equity in subsidiaries’ earnings, net	699	—	—	—	(699)	—

Income from continuing operations	10,177	—	—	590	(699)	10,068
Income from discontinued operations, net of taxes	—	—	—	109	—	109

Net income	$10,177	$—	$—	$699	$(699)	$10,177

Comprehensive income	$2,235	$—	$—	$699	$(699)	$2,235

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$422,624	$(298,048)	$(2,164)	$15,193	$—	$137,605
Net cash provided by discontinued operating activities	—	—	—	94	—	94

Net cash provided by (used in) operating activities	422,624	(298,048)	(2,164)	15,287	—	137,699

Purchases of property and equipment	—	—	2,759	(39,718)	—	(36,959)
Collection of notes receivable	—	—	—	1,740	—	1,740
Increase in restricted cash and cash equivalents	—	—	—	(13,959)	—	(13,959)
Other investing activities	—	—	—	437	—	437

Net cash provided by (used in) investing activities — continuing operations	—	—	2,759	(51,500)	—	(48,741)
Net cash used in investing activities — discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	—	2,759	(51,500)	—	(48,741)

Net repayments under credit facility	—	(35,500)	—	—	—	(35,500)
Issuance of senior notes	—	350,000	—	—	—	350,000
Early redemption of senior notes	(152,180)	—	—	—	—	(152,180)
Repurchase and conversion of convertible notes	(99,222)	—	—	—		(99,222)
Deferred financing costs paid	—	(15,738)	—	—	—	(15,738)
Repurchase of Company stock for retirement	(100,028)	—	—	—	—	(100,028)
Payment of dividend	(76,424)	—	—	—	—	(76,424)
Proceeds from exercise of stock option and purchase plans	5,223	—	—	—	—	5,223
Excess tax benefit from stock-based compensation	7	—	—	—	—	7
Other financing activities, net	—	—	—	(687)	—	(687)

Net cash provided by (used in) financing activities — continuing operations	(422,624)	298,762	—	(687)	—	(124,549)
Net cash used in financing activities — discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	(422,624)	298,762	—	(687)	—	(124,549)

Net change in cash and cash equivalents	—	714	595	(36,900)	—	(35,591)
Cash and cash equivalents at beginning of period	—	—	(595)	97,765	—	97,170

Cash and cash equivalents at end of period	$—	$714	$—	$60,865	$—	$61,579

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2012

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$67,789	$120,000	$(490)	$(10,905)	$—	$176,394
Net cash provided by discontinued operating activities	—	—	—	76	—	76

Net cash provided by (used in) operating activities	67,789	120,000	(490)	(10,829)	—	176,470

Purchases of property and equipment	(7,362)	—	(105)	(87,766)	—	(95,233)
Sale of management rights and intellectual property	20,000	—	—	190,000	—	210,000
Collection of notes receivable	—	—	—	4,480	—	4,480
Increase in restricted cash and cash equivalents	—	—	—	(5,060)	—	(5,060)
Other investing activities	—	—	—	869	—	869

Net cash provided by (used in) investing activities — continuing operations	12,638	—	(105)	102,523	—	115,056
Net cash used in investing activities — discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) investing activities	12,638	—	(105)	102,523	—	115,056

Net borrowings (repayments) under credit facility	65,000	(120,000)	—	—	—	(55,000)
Deferred financing costs paid	(376)	—	—	—	—	(376)
Proceeds from the issuance of common stock	32,722	—	—	—	—	32,722
Repurchase of Company stock for retirement	(185,400)	—	—	—	—	(185,400)
Payment of dividend	(62,007)	—	—	—	—	(62,007)
Proceeds from exercise of stock option and purchase plans	25,336	—	—	—	—	25,336
Excess tax benefit from stock-based compensation	6,736	—	—	—	—	6,736
Other financing activities, net	—	—	—	(755)	—	(755)

Net cash used in financing activities — continuing operations	(117,989)	(120,000)	—	(755)	—	(238,744)
Net cash used in financing activities — discontinued operations	—	—	—	—	—	—

Net cash used in financing activities	(117,989)	(120,000)	—	(755)	—	(238,744)

Net change in cash and cash equivalents	(37,562)	—	(595)	90,939	—	52,782
Cash and cash equivalents at beginning of period	37,562	—	—	6,826	—	44,388

Cash and cash equivalents at end of period	$—	$—	$(595)	$97,765	$—	$97,170

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by continuing operating activities	$31,002	$—	$—	$122,902	$—	$153,904
Net cash provided by discontinued operating activities	—	—	—	15	—	15

Net cash provided by operating activities	31,002	—	—	122,917	—	153,919

Purchases of property and equipment	(6,110)	—	—	(126,482)	—	(132,592)
Collection of notes receivable	—	—	—	2,465	—	2,465
Other investing activities	3	—	—	1,845	—	1,848

Net cash used in investing activities — continuing operations	(6,107)	—	—	(122,172)	—	(128,279)
Net cash used in investing activities — discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) investing activities	(6,107)	—	—	(122,172)	—	(128,279)

Net repayments under credit facility	(100,000)	—	—	—	—	(100,000)
Deferred financing costs paid	(10,074)	—	—	—	—	(10,074)
Proceeds from exercise of stock option and purchase plans	4,828	—	—	—	—	4,828
Other financing activities, net	—	—	—	(404)	—	(404)

Net cash used in financing activities — continuing operations	(105,246)	—	—	(404)	—	(105,650)
Net cash used in financing activities — discontinued operations	—	—	—	—	—	—

Net cash used in financing activities	(105,246)	—	—	(404)	—	(105,650)

Net change in cash and cash equivalents	(80,351)	—	—	341	—	(80,010)
Cash and cash equivalents at beginning of period	117,913	—	—	6,485	—	124,398

Cash and cash equivalents at end of period	$37,562	$—	$—	$6,826	$—	$44,388

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2013

(Amounts in thousands)

	Initital Cost to Company				Gross Amount at End of Year
	Encmbr	Land	Bldgs & Impr	Costs Capitalized Subs to Acq	Land	Bldgs & Impr	Total (2)	Acc Depr	Date Acq/ Constr	Depr Life (yrs)
Gaylord Opryland	(1)	$9,817	$77,125	$530,195	$47,390	$569,747	$617,137	$269,115	1983	20-40
Gaylord Palms	(1)	21,564	314,661	36,409	29,864	342,770	372,634	111,394	2002	20-40
Gaylord Texan	(1)	21,235	388,030	64,517	43,280	430,502	473,782	107,794	2004	20-40
Gaylord National	(1)	43,212	840,261	10,545	46,169	847,849	894,018	121,803	2008	20-40
Inn at Opryland	—	2,675	7,248	12,469	2,874	19,518	22,392	6,096	1998	20-40
Miscellaneous	—	19,696	11,186	25,421	38,452	17,851	56,303	13,090	N/A	20-40

	—	$118,199	$1,638,511	$679,556	$208,029	$2,228,237	$2,436,266	$629,292

	2013	2012	2011
Investment in real estate:
Balance at beginning of year	$2,429,282	$2,388,860	$2,357,029
Acquisitions	—	—	—
Improvements	11,806	45,920	43,250
Disposals	(3,406)	(5,498)	(11,419)
Impairments	(1,416)	—	—

Balance at end of year	$2,436,266	$2,429,282	$2,388,860

Accumulated depreciation:
Balance at beginning of year	$568,681	$507,516	$451,644
Depreciation	64,095	64,605	60,046
Disposals	(3,484)	(3,440)	(4,174)

Balance at end of year	$629,292	$568,681	$507,516

(1)	Pledged as collateral under the Company’s credit facility. At December 31, 2013, $515.5 million in borrowings and letters of credit were outstanding under such facility.
(2)	The aggregate cost of properties for federal income tax purposes is approximately $2.4 billion at December 31, 2013.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1†	Purchase Agreement, dated May 30, 2012, by and among the Company, Gaylord Hotels, Inc., Marriott Hotel Services, Inc., and Marriott International, Inc. (including the forms of Management Agreement and Pooling Agreement) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 31, 2012 (File No. 1-13079)).

2.2	Agreement and Plan of Merger by and between Gaylord Entertainment Company and the Company dated as of July 27, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 22, 2012 relating to the Company’s special meeting of stockholders held on September 25, 2012 (File No. 1-13079)).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012 (File No. 1-13079)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012 (File No. 1-13079)).

4.1	Specimen of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 24, 2012 (File No. 1-13079)).

4.2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.

4.3	Indenture related to the 3.75% Convertible Senior Notes due 2014, dated as of September 29, 2009, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee, and Form of 3.75% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

4.4	Supplemental Indenture, dated October 1, 2012, among the Company, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as Trustee, relating to the 3.75% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 1, 2012 (File No. 1-13079)).

4.5	Supplemental Indenture, dated October 1, 2012, among the Company, certain of its subsidiaries, as guarantors, RHP Properties, LP, RHP Partner, LLC and U.S. Bank National Association, as Trustee, relating to the 3.75% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 1, 2012 (File No. 1-13079)).

4.6	Supplemental Indenture, dated December 28, 2012, among the Company, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as Trustee, relating to the 3.75% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-13079)).

4.7	Release of Subsidiary Guarantors, dated January 17, 2013, made and entered into by U.S. Bank National Association, as Trustee relating to the 3.75% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-13079)).

4.8	Indenture, dated as of April 3, 2013, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.00% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 5, 2013 (File No. 1-13079)).

4.9	Form of 5.00% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 5, 2013 (File No. 1-13079)).

4.10	Registration Rights Agreement, dated as of April 3, 2013, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., the Guarantors (as defined therein) and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, U.S. Bancorp Investments, Inc. and Credit Agricole Securities (USA) Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 5, 2013 (File No. 1-13079)).

10.1	Third Amended and Restated Credit Agreement, dated August 1, 2011 by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, Bank of America, N.A., as Administrative Agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-13079)).

10.2	First Amendment and Consent Agreement, dated August 6, 2012, among the Company and the guarantors and lenders a party thereto and Bank of America, N.A. (amending the Third Amended and Restated Credit Agreement dated August 1, 2011) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 7, 2012 (File No. 1-13079)).

10.3	Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 1, 2012, among RHP Hotel Properties, LP, as the Borrower, the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2012) (File No. 1-13079)).

10.4	Fourth Amended and Restated Credit Agreement dated as of April 18, 2013 by and among the Company, as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2013 (File No. 1-13079)).

10.5	Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).

10.6	Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.7	Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.8	Purchase Agreement dated September 24, 2009, by and among the Company, certain subsidiaries of the Company, as guarantors, and Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several initial purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.9	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.10	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.11	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.12	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.13	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.14	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.15	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.16	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.17	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.18	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.19	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.20	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.21	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.22	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.23	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.24	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.25	Letter Agreement, dated January 13, 2012, by and among the Company, TRT Holdings, Inc. and Robert Rowling (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 17, 2012 (File No. (1-13079)).

10.26	Repurchase Agreement, dated as of August 6, 2012, by and between TRT Holdings, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 7, 2012 (File No. (1-13079)).

10.27#	Amended and Restated Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (including amendments adopted at the May 2003 Stockholders Meeting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).

10.28#	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S-1 (File No. 33-42329)).

10.29#	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).

10.30#	Executive Employment Agreement of Colin V. Reed, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.31#	First Amendment to Executive Employment Agreement of Colin V. Reed, dated December 18, 2008, with Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2008 (File No. 1-13079)).

10.32#	Second Amendment to Executive Employment Agreement, dated September 3, 2010, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.33#	Third Amendment to Executive Employment Agreement, dated as of November 5, 2012, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-13079)).

10.34#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.35#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Michael D. Rose (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.36#	Form of Employment Agreement of David C. Kloeppel, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.37#	Form of Employment Agreement of each of Carter R. Todd and Mark Fioravanti, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.38#	Form of Amendment No. 1 to Employment Agreement of each of David C. Kloeppel and Mark Fioravanti (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.39#	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and David C. Kloeppel (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.40#	Confidential Separation Agreement and General Release, dated September 25, 2012, by and between David C. Kloeppel and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2012 (File No. 1-13079)).

10.41#	Amendment No. 1 to Employment Agreement, dated September 3, 2010, by and between the Company and Carter R. Todd (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.42#	Confidential Separation Agreement and General Release, dated February 6, 2013, by and between Carter R. Todd and the Company (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-13079)).

10.43#	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.44#	Third Amendment to Executive Employment Agreement dated as of November 5, 2012, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-13079)).

10.45#	Employment Agreement dated as of February 25, 2008 by and between the Company and Bennett Westbrook (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-13079)).

10.46#	Amendment No. 1 to Employment Agreement dated as of September 3, 2010 by and between Bennett Westbrook (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-13079)).

10.47#	Second Amendment to Employment Agreement dated as of November 5, 2012 by and between the Company and Bennett Westbrook (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.48#	Severance Agreement dated as of October 21, 2010 between the Company and Patrick Chaffin (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.49#	Severance Agreement dated as of February 25, 2013 between the Company and Scott Lynn (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.50#	Severance Agreement dated as of February 25, 2013 between the Company and Jennifer Hutcheson (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.51#	Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.52#	Form of Stock Option Agreement with respect to options granted to employees of Gaylord Entertainment Company pursuant to the 1997 Omnibus Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079)).

10.53#	Form of Director Stock Option Agreement with respect to options granted to members of the Gaylord Entertainment Company Board of Directors pursuant to the 1997 Omnibus Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079).

10.54#	Form of Restricted Stock Agreement with respect to restricted stock granted to employees of the Company pursuant to the 1997 Omnibus Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2005 (File No. 1-13079)).

10.55#	Form of Performance Accelerated Restricted Stock Unit Agreement with respect to restricted stock units granted to employees of the Company pursuant to the 1997 Omnibus Stock Option and Incentive Plan and the Company’s performance accelerated restricted stock unit program (“PARSUP”) (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No 1-13079)).

10.56*#	Summary of Director and Executive Officer Compensation.

10.57#	Gaylord Entertainment Company Amended and Restated 2006 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders filed with the SEC on April 1, 2011 (File No. 1-13079)).

10.58#	Form of Restricted Share Award Agreement with respect to restricted stock granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079)).

10.59#	Form of Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079)).

10.60#	Form of Director Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079))

10.61#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079)).

10.62#	Form of Restricted Stock Unit Award Agreement with respect to performance-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2008 (File No. 1-13079)).

10.63#	Form of Restricted Stock Unit Award Agreement with respect to time-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.64#	2008 Long Term Incentive Plan Form of Amended and Restated Restricted Stock Unit Award Agreement amending grants made to the Company’s named executive officers as described in the Company’s Current Report on Form 8-K dated September 7, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.65#	Form of Restricted Stock Unit Award Agreement with respect to performance-based restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-13079)).

10.66#	Form of 2013 Time-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.67#	Form of 2013 Performance-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.68*#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan in lieu of cash retainer fees.

10.69*#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan to replace previously deferred cash retainer fees.

21 *	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Ryman Hospitality Property, Inc.’s Annual Form on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
†	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
#	Management contract or compensatory plan or arrangement.