Form 10-Q
period 2014-03-31
Ryman Hospitality Properties, Inc.
filed 2014-05-09
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2014
Common Stock, par value $.01	50,799,277 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2014

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2014	2013
ASSETS:
Property and equipment, net of accumulated depreciation	$2,057,927	$2,067,997
Cash and cash equivalents - unrestricted	55,417	61,579
Cash and cash equivalents - restricted	10,660	20,169
Notes receivable	147,928	148,350
Trade receivables, less allowance of $737 and $717, respectively	67,155	51,782
Deferred financing costs	17,890	19,306
Prepaid expenses and other assets	49,484	55,446

Total assets	$2,406,461	$2,424,629

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,154,046	$1,154,420
Accounts payable and accrued liabilities	147,170	157,339
Deferred income tax liabilities, net	22,322	23,117
Deferred management rights proceeds	185,615	186,346
Dividends payable	28,412	25,780
Other liabilities	119,755	119,932
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 50,783 and 50,528 shares issued and outstanding, respectively	508	505
Additional paid-in capital	1,227,912	1,228,845
Treasury stock of 477 and 472 shares, at cost	(8,002)	(7,766)
Accumulated deficit	(462,105)	(454,770)
Accumulated other comprehensive loss	(9,172)	(9,119)

Total stockholders’ equity	749,141	757,695

Total liabilities and stockholders’ equity	$2,406,461	$2,424,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Rooms	$91,082	$85,509
Food and beverage	110,071	98,188
Other hotel revenue	31,050	25,884
Opry and Attractions	14,248	12,532

Total revenues	246,451	222,113
Operating expenses:
Rooms	28,550	25,087
Food and beverage	63,182	61,248
Other hotel expenses	71,030	69,568
Management fees	3,911	3,469

Total hotel operating expenses	166,673	159,372
Opry and Attractions	12,271	11,286
Corporate	6,707	6,666
REIT conversion costs	—	14,992
Casualty loss	—	32
Depreciation and amortization	28,003	32,009

Total operating expenses	213,654	224,357

Operating income (loss)	32,797	(2,244)
Interest expense	(15,670)	(13,323)
Interest income	3,031	3,051
Other gains and (losses), net	—	(6)

Income (loss) before income taxes and discontinued operations	20,158	(12,522)
Benefit for income taxes	484	66,292

Income from continuing operations	20,642	53,770
Income from discontinued operations, net of income taxes	11	10

Net income	$20,653	$53,780

Basic income per share available to common shareholders:
Income from continuing operations	$0.41	$1.03
Income from discontinued operations, net of income taxes	—	—

Net income	$0.41	$1.03

Fully diluted income per share available to common shareholders:
Income from continuing operations	$0.32	$0.81
Income from discontinued operations, net of income taxes	—	—

Net income	$0.32	$0.81

Dividends declared per common share	$0.55	$0.50

Comprehensive income, net of deferred taxes	$20,600	$54,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

(In thousands)

	2014	2013
Cash Flows from Operating Activities:
Net income	$20,653	$53,780
Amounts to reconcile net income to net cash flows provided by operating activities:
Income from discontinued operations, net of taxes	(11)	(10)
Impairment and other charges	—	132
Benefit for deferred income taxes	(1,070)	(67,107)
Depreciation and amortization	28,003	32,009
Amortization of deferred financing costs	1,421	1,165
Amortization of discount on convertible notes	3,274	3,593
Write-off of deferred financing costs	—	544
Stock-based compensation expense	1,281	2,680
Excess tax benefit from stock-based compensation	(10)	(212)
Changes in:
Trade receivables	(15,373)	(5,402)
Interest receivable	422	475
Accounts payable and accrued liabilities	(13,299)	(74,405)
Other assets and liabilities	4,770	5,847

Net cash flows provided by (used in) operating activities - continuing operations	30,061	(46,911)
Net cash flows provided by (used in) operating activities - discontinued operations	(230)	49

Net cash flows provided by (used in) operating activities	29,831	(46,862)

Cash Flows from Investing Activities:
Purchases of property and equipment	(17,484)	(10,139)
(Increase) decrease in restricted cash and cash equivalents	9,509	(724)
Other investing activities	—	9

Net cash flows used in investing activities - continuing operations	(7,975)	(10,854)
Net cash flows used in investing activities - discontinued operations	—	—

Net cash flows used in investing activities	(7,975)	(10,854)

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit facility	(3,500)	209,000
Early redemption of senior notes	—	(152,180)
Deferred financing costs paid	—	(22)
Repurchase of Company stock for retirement	—	(55,676)
Payment of dividend	(25,459)	—
Proceeds from exercise of stock option and purchase plans	1,078	4,255
Excess tax benefit from stock-based compensation	10	212
Other financing activities, net	(147)	(195)

Net cash flows provided by (used in) financing activities - continuing operations	(28,018)	5,394
Net cash flows provided by financing activities - discontinued operations	—	—

Net cash flows provided by (used in) financing activities	(28,018)	5,394

Net change in cash and cash equivalents	(6,162)	(52,322)
Cash and cash equivalents - unrestricted, beginning of period	61,579	97,170

Cash and cash equivalents - unrestricted, end of period	$55,417	$44,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Ryman Hospitality Properties, Inc. (“Ryman”) and its subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

The Company conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and all of its operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with the REIT conversion. Ryman is the sole limited partner of the Operating Partnership and currently owns, either directly or indirectly, all of the partnership units of the Operating Partnership. RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10-Q and Ryman’s other Exchange Act reports.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality, Opry and Attractions, and Corporate and Other.

2.	REIT CONVERSION:

The Company completed a plan to restructure the Company’s business operations to facilitate the Company’s qualification as a REIT for federal income tax purposes (the “REIT conversion”) during 2012 and is electing to be taxed as a REIT commencing with the year ended December 31, 2013.

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

The Company has segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2013, the Company incurred $15.0 million of various costs associated with these transactions, including employment and severance costs ($11.2 million), professional fees ($1.1 million), and various other transition costs ($2.7 million). No REIT conversion costs were incurred during the three months ended March 31, 2014.

The REIT conversion, including the Marriott sale transaction and other restructuring transactions, are designed to enable the Company to hold its assets and business operations in a manner that enables it to elect to be treated as a REIT for federal income tax purposes. As a REIT, the Company generally will not be subject to federal corporate income taxes on that portion of its capital gain or ordinary income from the Company’s REIT operations that is distributed to its stockholders. This treatment substantially eliminates the federal “double taxation” on earnings from REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. To comply with certain REIT qualification requirements, the Company engaged Marriott to manage the day-to-day operations of its Gaylord Hotels properties and the Inn at Opryland and will be required to engage third-party managers to operate and manage its future hotel properties, if any. Additionally, non-REIT operations, which consist of the activities of taxable REIT subsidiaries that act as lessees of the Company’s hotels, as well as the businesses within the Company’s Opry and Attractions segment, continue to be subject, as applicable, to federal corporate and state income taxes following the REIT conversion.

3.	INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Weighted average shares outstanding - basic	50,623	52,427
Effect of dilutive stock-based compensation	573	589
Effect of convertible notes	7,152	7,702
Effect of common stock warrants	5,725	6,002

Weighted average shares outstanding - diluted	64,073	66,720

The Company had stock-based compensation awards outstanding with respect to approximately zero and 0.2 million shares of common stock for the three months ended March 31, 2014 and 2013, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the respective periods as the effect of their inclusion would have been anti-dilutive.

As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in 2009 the Company issued 3.75% Convertible Senior Notes due 2014 (the “Convertible Notes”). The Company intends to settle the outstanding face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion/maturity of the Convertible Notes may be settled in cash or shares of the Company’s common stock. The Convertible Notes are currently convertible through June 30, 2014 and thereafter will be convertible through the close of business on September 29, 2014 pursuant to the indenture for the Convertible Notes. See Note 15 for further disclosure.

In connection with the issuance of the Convertible Notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes whereby the warrant holders may purchase shares of the Company’s stock. At March 31, 2014, approximately 14.5 million shares of the Company’s common stock were issuable pursuant to the warrants, with an adjusted strike price of $25.31 per share, which reflects the adjustments made in connection with the cash dividend paid by the Company to stockholders on April 14, 2014. The number of shares underlying the warrants and the strike price thereof are subject to further anti-dilution adjustments, including for quarterly cash dividends paid by the Company. If the average closing price of the Company’s stock during a reporting period exceeds this strike price, these warrants will be dilutive. The warrants may only be settled in shares of the Company’s common stock. See Note 15 for further disclosure.

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is composed of amounts related to the Company’s minimum pension liability. During the three months ended March 31, 2014 and 2013, the Company recorded no other comprehensive income and reclassified ($0.1) million and $0.1 million, respectively, from accumulated other comprehensive (income) loss into operating expenses in the Company’s condensed consolidated statements of operations included herein. In the three months ended March 31, 2013, the Company also recorded $1.0 million in tax benefits for accumulated other comprehensive loss, primarily related to a change in tax rate on the items included in accumulated other comprehensive loss due to the Company’s REIT conversion.

5.	PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 2014 and December 31, 2013 is recorded at cost and summarized as follows (in thousands):

	March 31,	December 31,
	2014	2013
Land and land improvements	$242,456	$242,418
Buildings	2,305,983	2,300,499
Furniture, fixtures and equipment	593,622	576,209
Construction-in-progress	20,103	25,844

	3,162,164	3,144,970
Accumulated depreciation	(1,104,237)	(1,076,973)

Property and equipment, net	$2,057,927	$2,067,997

6.	NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in connection with the development of Gaylord National, the Company is currently holding two issuances of bonds and receives the debt service thereon, which is payable from tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity date. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.

During the three months ended March 31, 2014 and 2013, the Company recorded interest income of $3.0 million on these bonds. The Company received payments of $3.5 million during the three months ended March 31, 2014 and 2013 relating to these notes receivable.

7.	DEBT:

The Company’s debt and capital lease obligations at March 31, 2014 and December 31, 2013 consisted of (in thousands):

	March 31,	December 31,
	2014	2013
$1 Billion Credit Facility, interest at LIBOR plus 1.85%, maturing April 18, 2017	$506,000	$509,500
Convertible Senior Notes, interest at 3.75%, maturing October 1, 2014, net of unamortized discount of $6,822 and $10,096	297,236	293,962
Senior Notes, interest at 5.0%, maturing April 15, 2021	350,000	350,000
Capital lease obligations	810	958

Total debt	1,154,046	1,154,420
Less amounts due within one year	(604)	(599)

Total long-term debt	$1,153,442	$1,153,821

At March 31, 2014, the Company was in compliance with all of its covenants related to its outstanding debt.

3.75% Convertible Senior Notes

The Convertible Notes are convertible, under certain circumstances as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, at the holder’s option, into shares of the Company’s common stock, at an adjusted conversion rate of 47.4034 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an adjusted conversion price of approximately $21.10 per share and reflects the adjustment made for the cash dividend paid by the Company to stockholders on April 14, 2014. Additional adjustments will be made for quarterly cash dividends paid by the Company pursuant to customary anti-dilution adjustments. The Company may elect, at its option, to deliver shares of its common stock, cash or a combination of cash and shares of its common stock in satisfaction of its obligations upon conversion of the Convertible Notes or at their maturity.

Based on the Company’s stock price during the three months ended March 31, 2014, a condition permitting conversion (as defined in the indenture governing the Convertible Notes) had been satisfied, and thus the Convertible Notes are currently convertible through June 30, 2014 and will remain convertible through the close of business on September 29, 2014 pursuant to the indenture. Based on the Company’s borrowing capacity under its $1 billion credit facility at March 31, 2014 and the Company’s intent and ability to refinance all of its Convertible Notes on a long-term basis when due, the Convertible Notes have been classified as long-term debt in the above table at March 31, 2014. See Note 15 for further discussion.

Concurrently with the offering of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The Purchased Options entitle the Company to receive shares of the Company’s common stock. At March 31, 2014, the Purchased Options covered approximately 14.4 million shares, with an adjusted strike price of $21.10 per share (the same as the adjusted conversion price of the Convertible Notes), which reflects the adjustments made in connection with the cash dividend paid by the Company to stockholders on April 14, 2014. The number of shares underlying the Purchased Options and the strike price thereof are subject to further customary anti-dilution adjustments substantially similar to the Convertible Notes, including for quarterly cash dividends. The Purchased Options will be settled in shares, cash or a combination of cash and shares based on the settlement option for the Convertible Notes chosen by the Company. Proportionate reductions to the number of shares underlying the Purchased Options may be made in connection with the Company’s repurchase, if any, of Convertible Notes prior to their maturity. See Note 15 for further disclosure.

Separately and concurrently with entering into the Purchased Options, the Company also entered into warrant transactions whereby it sold common stock purchase warrants to each of the hedge counterparties. The warrants entitle the counterparties to purchase shares of the Company’s common stock. At March 31, 2014, the warrants covered approximately 14.5 million shares, with an adjusted strike price of $25.31 per share, which reflects the adjustments made in connection with the cash dividend paid by the Company to stockholders on April 14, 2014. The number of shares underlying the warrants and the strike price thereof are subject to further customary anti-dilution adjustments similar to the adjustments of the Convertible Notes and Purchased Options, including for quarterly cash dividends. The warrants may only be settled at maturity in shares of the Company’s common stock, net of the exercise price. Proportionate reductions to the number of shares underlying the warrants may be made in connection with the Company’s repurchase, if any, of Convertible Notes prior to their maturity. See Note 15 for further disclosure.

8.	STOCK PLANS:

In addition to grants of stock options to its directors and employees, the Company’s Amended and Restated 2006 Omnibus Incentive Plan (the “Plan”) permits the award of restricted stock and restricted stock units. The fair value of restricted stock and restricted stock units with time-based vesting or performance conditions is determined based on the market price of the Company’s stock at the date of grant. The Company generally records compensation expense equal to the fair value of each restricted stock award granted over the vesting period. During the three months ended March 31, 2014, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $40.61 per award. At March 31, 2014 and December 31, 2013, 0.6 million restricted stock units were outstanding.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.3 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively.

9.	RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension (income) expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Interest cost	$1,044	$993
Expected return on plan assets	(1,409)	(1,291)
Recognized net actuarial loss	148	318

Total net periodic pension (income) expense	$(217)	$20

Net postretirement benefit (income) expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Interest cost	$55	$64
Amortization of net actuarial loss	105	96
Amortization of prior service credit	(329)	(285)

Total net postretirement benefit (income) expense	$(169)	$(125)

10.	INCOME TAXES:

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

For the three months ended March 31, 2014, the Company recorded an income tax benefit of $0.5 million related to the current period operations of the Company. This benefit is primarily due to the non-taxable income of the REIT, partially offset by additional valuation allowance required at the TRSs.

For the three months ended March 31, 2013, the Company recorded an income tax benefit of $66.3 million. This benefit was primarily due to a benefit of $61.3 million related to the Company’s REIT conversion and a benefit of $6.7 million related to the reversal of liabilities associated with unrecognized tax positions, as described below. The Company recorded income tax expense of $1.8 million related to its current period operations for the three months ended March 31, 2013.

As a result of the Company’s conversion to a REIT, certain net deferred tax liabilities related to the real estate of the Company were reversed, as the REIT will generally not pay federal corporate income tax related to those deferred tax liabilities. In addition, the Company assessed the need for a valuation allowance on the net deferred tax assets of the TRSs. As a result, the Company recorded a net benefit of $61.3 million related to the conversion to a REIT in the three months ended March 31, 2013.

The Internal Revenue Service has completed its examination of the Company’s federal income tax returns for fiscal years 2008, 2009 and 2010. As a result, issues related to 2010 and earlier years have been effectively settled. The Company has not been notified of any other federal or state audits. Due to the favorable resolution of the federal examination, the Company’s reserve for unrecognized tax benefits decreased by $12.4 million during the three months ended March 31, 2013, of which $4.8 million was recorded as an income tax benefit. In addition, the Company recorded a reduction to the related accrued interest of $2.1 million as an income tax benefit in the three months ended March 31, 2013.

At March 31, 2014 and December 31, 2013, the Company had no unrecognized tax benefits.

11.	COMMITMENTS AND CONTINGENCIES:

As discussed in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company’s qualified retirement plan incurred increased lump-sum distributions during 2013, partially due to the transfer of a large number of the retirement plan participants to Marriott in connection with the REIT conversion, which resulted in an increase in the number of participants eligible for distributions. In 2013, the Pension Benefit Guaranty Corporation (“PBGC”) notified the Company that due to a purported cessation of management operations at the Company as a result of the management transition to Marriott, the Company may be required to take certain actions regarding the plan, including possibly accelerating funding or providing security for future plan liabilities. The Company responded to the PBGC, stating the reasons that it does not believe that the Company’s REIT conversion represents a cessation of management operations, and contesting any liability vigorously. The Company does not currently believe that any of the measures proposed by the PBGC are required or warranted. The staff of the PBGC has indicated that it disagrees with the Company’s position. In addition, legislation has been introduced in Congress that would impose a moratorium on PBGC actions to enforce this type of asserted liability. At this time, the Company believes that possible outcomes include a dispute and protracted litigation, a settlement requiring the Company to prefund future plan obligations and/or establish a letter of credit or provide other security to satisfy future obligations, or legislation being adopted that would impose a moratorium on PBGC actions to enforce this type of asserted liability or otherwise repeal or limit the applicability of the existing legislation on which the PBGC assertion is based.

The Company is self-insured up to a stop loss for certain losses related to workers’ compensation claims and general liability claims through September 30, 2012, and for certain losses related to employee medical benefits through December 31, 2012. The Company’s insurance program subsequently transitioned to a low or no deductible program. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims relating to workers’ compensation, employee medical benefits and general liability for which it is self-insured.

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

12.	STOCKHOLDERS’ EQUITY:

Dividends

On February 28, 2014, the Company’s board of directors declared the Company’s first quarter 2014 cash dividend in the amount of $0.55 per share of common stock, or an aggregate of approximately $27.9 million in cash, which was paid on April 14, 2014 to stockholders of record as of the close of business on March 28, 2014.

Stock Repurchases

During the three months ended March 31, 2013, the Company repurchased and cancelled approximately 1.3 million shares of its common stock under a previously announced share repurchase program. The shares were repurchased for an aggregate purchase price of $55.7 million, which the Company funded using cash on hand and borrowings under the revolving credit line of the Company’s credit facility.

13.	FAIR VALUE MEASUREMENTS:

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

At March 31, 2014 and December 31, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.

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

The Company had no liabilities required to be measured at fair value at March 31, 2014 and December 31, 2013. The Company’s assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, were as follows (in thousands):

		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$18,470	$18,470	$—	$—

Total assets measured at fair value	$18,470	$18,470	$—	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$18,883	$18,883	$—	$—

Total assets measured at fair value	$18,883	$18,883	$—	$—

The remainder of the assets and liabilities held by the Company at March 31, 2014 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 6 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in connection with the development of Gaylord National, the Company received two bonds (“Series A Bond” and “Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $87.2 million and $60.8 million, respectively, at March 31, 2014. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value at March 31, 2014 and the fair value of the Series B Bond was approximately $39 million at March 31, 2014. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired at March 31, 2014.

At March 31, 2014, the Company had outstanding $304.1 million in aggregate principal amount of Convertible Notes that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on March 31, 2014 was $297.2 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, which the Company considers as Level 2, was approximately $310 million at March 31, 2014.

The Company has outstanding $350.0 million in aggregate principal amount of senior notes due 2021 that accrue interest at a fixed rate of 5.0%. The fair value of these notes, based upon quoted market prices, which the Company considers as Level 1, was $352.6 million at March 31, 2014.

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

The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Hospitality	$232,203	$209,581
Opry and Attractions	14,248	12,532
Corporate and Other	—	—

Total	$246,451	$222,113

Depreciation and amortization:
Hospitality	$25,514	$26,801
Opry and Attractions	1,425	1,366
Corporate and Other	1,064	3,842

Total	$28,003	$32,009

Operating income (loss):
Hospitality	$40,016	$23,408
Opry and Attractions	552	(120)
Corporate and Other	(7,771)	(10,508)
REIT conversion costs	—	(14,992)
Casualty loss	—	(32)

Total operating income (loss)	32,797	(2,244)
Interest expense	(15,670)	(13,323)
Interest income	3,031	3,051
Other gains and (losses), net	—	(6)

Income (loss) before income taxes and discontinued operations	$20,158	$(12,522)

15.	SUBSEQUENT EVENTS:

In April 2014, the Company settled the repurchase of and cancelled $56.3 million of its Convertible Notes in private transactions for aggregate consideration of $120.2 million, which was funded by cash on hand and borrowings under the Company’s revolving credit facility. As a result of these repurchases, the Company expects to record a loss on extinguishment of debt of approximately $1.6 million in the second quarter of 2014. In addition, the Company received notice of conversion of $15.3 million of Convertible Notes that will be settled in June 2014. After these transactions, $232.2 million in principal amount of the Convertible Notes will remain outstanding.

In connection with the Company’s repurchase of the Convertible Notes, the Company entered into agreements with the note-hedge counterparties to proportionately reduce the number of Purchased Options and the warrants entered into separately and concurrently with the Purchased Options. In consideration for the reductions, the counterparties paid the Company approximately $9.2 million. As a result of these transactions, the number of shares of the Company’s common stock underlying the Purchased Options and the warrants was reduced to approximately 11.0 million and 11.8 million shares, respectively.

16.	INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

The 5% senior notes were issued by the Operating Partnership and Finco and are guaranteed on a senior unsecured basis by the Company, each of the Company’s four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which guarantees the Operating Partnership’s $1 billion credit facility (such subsidiary guarantors, together with the Company, the “Guarantors”). The subsidiary Guarantors are 100% owned, and the guarantees are full and unconditional and joint and several. Not all of the Company’s subsidiaries have guaranteed the Company’s 5% senior notes.

The following condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2014

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$24	$—	$1,736,581	$321,322	$—	$2,057,927
Cash and cash equivalents - unrestricted	—	6,144	—	49,273	—	55,417
Cash and cash equivalents - restricted	—	—	—	10,660	—	10,660
Notes receivable	—	—	—	147,928	—	147,928
Trade receivables, less allowance	—	—	—	67,155	—	67,155
Deferred financing costs	—	17,890	—	—	—	17,890
Prepaid expenses and other assets	—	—	128,486	51,126	(130,128)	49,484
Intercompany receivables, net	67,202	—	696,113	55,105	(818,420)	—
Investments	2,086,425	2,767,162	526,644	441,629	(5,821,860)	—

Total assets	$2,153,651	$2,791,196	$3,087,824	$1,144,198	$(6,770,408)	$2,406,461

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$297,236	$856,000	$—	$810	$—	$1,154,046
Accounts payable and accrued liabilities	(14)	15,039	1,803	260,753	(130,411)	147,170
Deferred income tax liabilities, net	6,627	(15)	555	15,155	—	22,322
Deferred management rights proceeds	—	—	—	185,615	—	185,615
Dividends payable	28,412	—	—	—	—	28,412
Other liabilities	—	—	75,271	44,201	283	119,755
Intercompany payables, net	738,085	222,068	(141,733)	—	(818,420)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	508	1	1	2,387	(2,389)	508
Additional paid-in-capital	1,227,912	1,741,704	2,803,623	1,184,038	(5,729,365)	1,227,912
Treasury stock	(8,002)	—	—	—	—	(8,002)
Accumulated deficit	(137,113)	(43,601)	348,304	(539,589)	(90,106)	(462,105)
Accumulated other comprehensive loss	—	—	—	(9,172)	—	(9,172)

Total stockholders’ equity	1,083,305	1,698,104	3,151,928	637,664	(5,821,860)	749,141

Total liabilities and stockholders’ equity	$2,153,651	$2,791,196	$3,087,824	$1,144,198	$(6,770,408)	$2,406,461

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,751,479	$316,518	$—	$2,067,997
Cash and cash equivalents - unrestricted	—	714	—	60,865	—	61,579
Cash and cash equivalents - restricted	—	—	—	20,169	—	20,169
Notes receivable	—	—	—	148,350	—	148,350
Trade receivables, less allowance	—	—	—	51,796	(14)	51,782
Deferred financing costs	—	19,306	—	—	—	19,306
Prepaid expenses and other assets	—	3	227,608	58,267	(230,432)	55,446
Intercompany receivables, net	90,184	—	697,908	172,064	(960,156)	—
Investments	2,061,253	2,767,163	526,644	436,828	(5,791,888)	—

Total assets	$2,151,437	$2,787,186	$3,203,639	$1,264,857	$(6,982,490)	$2,424,629

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$293,962	$859,500	$—	$958	$—	$1,154,420
Accounts payable and accrued liabilities	(14)	8,164	1,470	378,448	(230,729)	157,339
Deferred income tax liabilities, net	6,528	(15)	654	15,950	—	23,117
Deferred management rights proceeds	—	—	—	186,346	—	186,346
Dividends payable	25,780	—	—	—	—	25,780
Other liabilities	—	—	73,673	45,976	283	119,932
Intercompany payables, net	733,376	211,925	14,855	—	(960,156)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	505	1	1	2,387	(2,389)	505
Additional paid-in-capital	1,228,845	1,741,704	2,803,623	1,184,038	(5,729,365)	1,228,845
Treasury stock	(7,766)	—	—	—	—	(7,766)
Accumulated deficit	(129,779)	(34,093)	309,363	(540,127)	(60,134)	(454,770)
Accumulated other comprehensive loss	—	—	—	(9,119)	—	(9,119)

Total stockholders’ equity	1,091,805	1,707,612	3,112,987	637,179	(5,791,888)	757,695

Total liabilities and stockholders’ equity	$2,151,437	$2,787,186	$3,203,639	$1,264,857	$(6,982,490)	$2,424,629

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2014

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$91,082	$—	$91,082
Food and beverage	—	—	—	110,071	—	110,071
Other hotel revenue	—	—	67,860	35,745	(72,555)	31,050
Opry and Attractions	—	—	—	14,248	—	14,248

Total revenues	—	—	67,860	251,146	(72,555)	246,451
Operating expenses:
Rooms	—	—	—	28,550	—	28,550
Food and beverage	—	—	—	63,182	—	63,182
Other hotel expenses	—	—	11,701	127,146	(67,817)	71,030
Management fees	—	—	—	3,911	—	3,911

Total hotel operating expenses	—	—	11,701	222,789	(67,817)	166,673
Opry and Attractions	—	—	—	12,271	—	12,271
Corporate	—	305	—	6,402	—	6,707
Corporate overhead allocation	2,818	—	1,920	—	(4,738)	—
Depreciation and amortization	—	—	14,902	13,101	—	28,003

Total operating expenses	2,818	305	28,523	254,563	(72,555)	213,654

Operating income (loss)	(2,818)	(305)	39,337	(3,417)	—	32,797

Interest expense	(6,459)	(9,203)	—	(8)	—	(15,670)
Interest income	—	—	—	3,031	—	3,031

Income (loss) before income taxes and discontinued operations	(9,277)	(9,508)	39,337	(394)	—	20,158
(Provision) benefit for income taxes	(40)	—	(396)	920	—	484
Equity in subsidiaries’ earnings, net	29,970	—	—	—	(29,970)	—

Income (loss) from continuing operations	20,653	(9,508)	38,941	526	(29,970)	20,642
Income from discontinued operations, net of taxes	—	—	—	11	—	11

Net income (loss)	$20,653	$(9,508)	$38,941	$537	$(29,970)	$20,653

Comprehensive income (loss)	$20,600	$(9,508)	$38,941	$484	$(29,917)	$20,600

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2013

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$85,509	$—	$85,509
Food and beverage	—	—	—	98,188	—	98,188
Other hotel revenue	—	—	69,679	30,588	(74,383)	25,884
Opry and Attractions	—	—	—	12,532	—	12,532

Total revenues	—	—	69,679	226,817	(74,383)	222,113
Operating expenses:
Rooms	—	—	—	25,087	—	25,087
Food and beverage	—	—	—	61,248	—	61,248
Other hotel expenses	—	—	12,431	127,445	(70,308)	69,568
Management fees	—	—	—	3,469	—	3,469

Total hotel operating expenses	—	—	12,431	217,249	(70,308)	159,372
Opry and Attractions	—	—	—	11,286	—	11,286
Corporate	—	847	—	5,819	—	6,666
Corporate overhead allocation	—	—	4,075	—	(4,075)	—
REIT conversion costs	—	—	—	14,992	—	14,992
Casualty loss	—	—	—	32	—	32
Depreciation and amortization	—	—	14,950	17,059	—	32,009

Total operating expenses	—	847	31,456	266,437	(74,383)	224,357

Operating income (loss)	—	(847)	38,223	(39,620)	—	(2,244)
Interest expense	(8,369)	(4,938)	—	(16)	—	(13,323)
Interest income	—	—	—	3,051	—	3,051
Other gains and (losses), net	—	—	—	(6)	—	(6)

Income (loss) before income taxes and discontinued operations	(8,369)	(5,785)	38,223	(36,591)	—	(12,522)
(Provision) benefit for income taxes	(222)	(2,028)	143,139	(74,597)	—	66,292
Equity in subsidiaries’ earnings, net	62,371	—	—	—	(62,371)	—

Income (loss) from continuing operations	53,780	(7,813)	181,362	(111,188)	(62,371)	53,770
Income from discontinued operations, net of taxes	—	—	—	10	—	10

Net income (loss)	$53,780	$(7,813)	$181,362	$(111,178)	$(62,371)	$53,780

Comprehensive income (loss)	$54,942	$(7,813)	$181,362	$(110,016)	$(63,533)	$54,942

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2014

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$24,395	$8,930	$3	$(3,267)	$—	$30,061
Net cash used in discontinued operating activities	—	—	—	(230)	—	(230)

Net cash provided by (used in) operating activities	24,395	8,930	3	(3,497)	—	29,831

Purchases of property and equipment	(24)	—	(3)	(17,457)	—	(17,484)
Increase in restricted cash and cash equivalents	—	—	—	9,509	—	9,509

Net cash used in investing activities — continuing operations	(24)	—	(3)	(7,948)	—	(7,975)
Net cash used in investing activities — discontinued operations	—	—	—	—	—	—

Net cash used in investing activities	(24)	—	(3)	(7,948)	—	(7,975)

Net repayments under credit facility	—	(3,500)	—	—	—	(3,500)
Payment of dividend	(25,459)	—	—	—	—	(25,459)
Proceeds from exercise of stock option and purchase plans	1,078	—	—	—	—	1,078
Excess tax benefit from stock-based compensation	10	—	—	—	—	10
Other financing activities, net	—	—	—	(147)	—	(147)

Net cash used in financing activities — continuing operations	(24,371)	(3,500)	—	(147)	—	(28,018)
Net cash used in financing activities — discontinued operations	—	—	—	—	—	—

Net cash used in financing activities	(24,371)	(3,500)	—	(147)	—	(28,018)

Net change in cash and cash equivalents	—	5,430	—	(11,592)	—	(6,162)
Cash and cash equivalents at beginning of period	—	714		60,865	—	61,579

Cash and cash equivalents at end of period	$—	$6,144	$—	$49,273	$—	$55,417

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2013

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$203,389	$(208,562)	$1,142	$(42,880)	$—	$(46,911)
Net cash provided by discontinued operating activities	—	—	—	49	—	49

Net cash provided by operating activities	203,389	(208,562)	1,142	(42,831)	—	(46,862)

Purchases of property and equipment	—	—	(547)	(9,592)	—	(10,139)
(Increase) decrease in restricted cash and cash equivalents	—	—	—	(724)	—	(724)
Other investing activities	—	—	—	9	—	9

Net cash used in investing activities — continuing operations	—	—	(547)	(10,307)	—	(10,854)
Net cash used in investing activities — discontinued operations	—	—	—	—	—	—

Net cash used in investing activities	—	—	(547)	(10,307)	—	(10,854)

Net borrowings under credit facility	—	209,000	—	—	—	209,000
Early redemption of senior notes	(152,180)	—	—	—	—	(152,180)
Deferred financing costs paid	—	(22)	—	—	—	(22)
Repurchase of Company stock for retirement	(55,676)	—	—	—	—	(55,676)
Proceeds from exercise of stock option and purchase plans	4,255	—	—	—	—	4,255
Excess tax benefit from stock-based compensation	212	—	—	—	—	212
Other financing activities, net	—	—	—	(195)	—	(195)

Net cash provided by (used in) financing activities — continuing operations	(203,389)	208,978	—	(195)	—	5,394
Net cash used in financing activities — discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	(203,389)	208,978	—	(195)	—	5,394

Net change in cash and cash equivalents	—	416	595	(53,333)	—	(52,322)
Cash and cash equivalents at beginning of period	—	—	(595)	97,765	—	97,170

Cash and cash equivalents at end of period	$—	$416	$—	$44,432	$—	$44,848

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Ryman Hospitality Properties, Inc. (“Ryman”) is a Delaware corporation that conducts its operations so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company conducts its business through an umbrella partnership REIT, in which its assets are held by, and operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”). RHP Finance Corporation, a Delaware corporation (“Finco”) was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10-Q and Ryman’s other Exchange Act reports. In this report, we use the terms, the “Company,” “we” or “our” to refer to Ryman Hospitality Properties, Inc. and its subsidiaries unless the context indicates otherwise.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2013, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT for federal income tax purposes; (ii) the anticipated benefits of the REIT conversion and our sale of the Gaylord Hotels brand and rights to the day-to-day management of our Gaylord Hotels properties to Marriott International, Inc., including potential increases in revenue and anticipated stabilized future annualized cost synergies; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries; (iv) our announced dividend policy, including the frequency and amount of any dividend we may pay; (v) potential growth opportunities, including future expansion of our existing asset portfolio through acquisitions; (vi) the anticipated pace of recovery in demand for products and services provided by the lodging industry relative to general economic conditions; (vii) Marriott’s ability to effectively manage our hotels and other properties; (viii) our anticipated capital expenditures; (ix) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; and (x) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, the risks and uncertainties associated with economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, the effect of our election to be taxed as a REIT for federal income tax purposes commencing with the year ended December 31, 2013, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, the effects of business disruption related to the Marriott management transition and the REIT conversion, our ability to realize cost savings and revenue enhancements from the REIT conversion and the Marriott transaction, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness, and those factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, in this Quarterly Report on Form 10-Q, or described from time to time in our other reports filed with the SEC.

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

Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. In recent years, recessionary conditions in the national economy, including U.S. government sequestration, have resulted in economic pressures on the hospitality industry generally, and on our properties.

As discussed below, on October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of our Gaylord Hotels properties. As a result, we now rely upon Marriott to generate occupancy and revenue levels at our hotel properties. However, there can be no assurance that Marriott will be able to increase occupancy and revenue levels at our hotel properties.

For much of 2013, our Gaylord Hotels properties experienced difficulties in in-the-year, for-the-year sales booking levels, as overall weakness in the group sector and difficulties related to the management transition to Marriott impacted our results. Joint efforts with Marriott resulted in improvements in the latter half of 2013 in both bookings and the realization of cost synergies, and the margin improvement continued into the first quarter of 2014. We are continuing to work with Marriott in these areas to ensure further improvement going forward.

See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

REIT Conversion and Marriott Sale Transaction

As further described in our Annual Report on Form 10-K for the year ended December 31, 2013, after conducting a strategic review of our business, on May 30, 2012, our board of directors unanimously approved a plan to restructure our business operations to facilitate our qualification as a REIT for federal income tax purposes (the “REIT conversion”). We completed the REIT conversion during 2012 and are electing to be taxed as a REIT for the year ended December 31, 2013. As a REIT, we generally are not be subject to federal corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment substantially eliminates the federal “double taxation” on earnings from our REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. Our non-REIT operations, which consist of the activities of taxable REIT subsidiaries (“TRSs”) that act as lessees of our hotels, as well as the businesses within our Opry and Attractions segment, continue to be subject, as applicable, to federal corporate income taxes.

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

On October 1, 2012, we sold the Gaylord Hotels brand and rights to manage our Gaylord Hotels properties for $210.0 million in cash (the “Marriott sale transaction”), pursuant to that certain Purchase Agreement, dated May 30, 2012, by and among Gaylord Entertainment Company, Gaylord Hotels, Inc., Marriott Hotel Services, Inc., and Marriott. In connection with the Marriott sale transaction, each of our TRS lessees for our Gaylord Hotels properties is now a party to a management agreement (one for each of our Gaylord Hotels properties) and a pooling agreement with Marriott. Under the management agreements, on October 1, 2012, Marriott assumed responsibility for the day-to-day management of our Gaylord Hotels properties. We do not have the authority to require Marriott to manage the day-to-day functions of our Gaylord Hotels properties in a particular manner, although we do have consent and approval rights for certain matters under the hotel management agreements, subject to the limitations described therein. Each management agreement has a term expiring in 2047, with three automatic ten-year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of the management agreements requires us to pay Marriott a base management fee of 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement provides for (i) the calculation of incentive management fees for the Gaylord Hotels properties on an aggregated basis; and (ii) the application of the limitations on secured debt on an aggregated basis. The incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis.

In addition to the Marriott sale transaction, certain of our TRSs entered into additional management agreements with Marriott pursuant to which Marriott assumed responsibility for the day-to-day management of the General Jackson, Gaylord Springs and the Wildhorse Saloon beginning October 1, 2012, and the Inn at Opryland beginning December 1, 2012.

We have segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2013, we incurred $15.0 million of various costs associated with these transactions, including employment and severance costs ($11.2 million), professional fees ($1.1 million), and various other transition costs ($2.7 million). No REIT conversion costs were incurred during the three months ended March 31, 2014.

Dividend Policy

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) or 100% of REIT taxable income, whichever is greater. On February 28, 2014, our board of directors declared our first quarter 2014 cash dividend in the amount of $0.55 per share of common stock, or an aggregate of approximately $27.9 million in cash, which was paid on April 14, 2014 to stockholders of record as of the close of business on March 28, 2014. We currently plan to pay a quarterly cash dividend of $0.55 per share in July 2014, October 2014 and January 2015. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

Convertible Note Repurchases

As further described below in “Liquidity and Capital Resources – Principal Debt Agreements,” in April 2014, we repurchased and cancelled $56.3 million in aggregate principal amount of our 3.75% convertible notes in private transactions for aggregate consideration of $120.2 million.

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

Expansion of Hotel Asset Portfolio. While we intend our short-term capital allocation strategy to focus on returning capital to stockholders, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. As a REIT, we no longer view independent, large-scale development of resort and convention hotels as part of our long-term growth strategy.

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-

AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National and the Inn at Opryland.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions, which are owned in TRSs.

•	Corporate and Other, consisting of our corporate expenses.

For the three months ended March 31, 2014 and 2013, our total revenues were divided among these business segments as follows:

	Three Months Ended
	March 31,
Segment	2014	2013
Hospitality	94%	94%
Opry and Attractions	6%	6%
Corporate and Other	0%	0%

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

Hospitality segment revenue from our occupied hotel rooms is recognized as earned on the close of business each day and from concessions and food and beverage sales at the time of sale. Cancellation fees, as well as attrition fees that are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, are recognized as revenue in the period they are collected. Almost all of our Hospitality segment revenues are either cash-based or, for meeting and convention groups meeting credit criteria, billed and collected on a short-term receivables basis. The hospitality industry is capital intensive, and we rely on the ability of our hotels to generate operating cash flow to repay debt financing and fund maintenance capital expenditures.

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months ended March 31, 2014 and 2013. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Unaudited
	Three Months Ended March 31,
	2014	%	2013	%
Income Statement Data:
REVENUES:
Rooms	$91,082	37.0%	$85,509	38.5%
Food and beverage	110,071	44.7%	98,188	44.2%
Other hotel revenue	31,050	12.6%	25,884	11.7%
Opry and Attractions	14,248	5.8%	12,532	5.6%

Total revenues	246,451	100.0%	222,113	100.0%

OPERATING EXPENSES:
Rooms	28,550	11.6%	25,087	11.3%
Food and beverage	63,182	25.6%	61,248	27.6%
Other hotel expenses	71,030	28.8%	69,568	31.3%
Management fees	3,911	1.6%	3,469	1.6%
Opry and Attractions	12,271	5.0%	11,286	5.1%
Corporate	6,707	2.7%	6,666	3.0%
REIT conversion costs	—	0.0%	14,992	6.7%
Casualty loss	—	0.0%	32	0.0%
Depreciation and amortization:
Hospitality	25,514	10.4%	26,801	12.1%
Opry and Attractions	1,425	0.6%	1,366	0.6%
Corporate and Other	1,064	0.4%	3,842	1.7%

Total depreciation and amortization	28,003	11.4%	32,009	14.4%

Total operating expenses	213,654	86.7%	224,357	101.0%

OPERATING INCOME (LOSS):
Hospitality	40,016	17.2%	23,408	11.2%
Opry and Attractions	552	3.9%	(120)	-1.0%
Corporate and Other	(7,771)	(A)	(10,508)	(A )
REIT conversion costs	—	(A)	(14,992)	(A )
Casualty loss	—	(A)	(32)	(A )

Total operating income (loss)	32,797	13.3%	(2,244)	-1.0%
Interest expense	(15,670)	(A)	(13,323)	(A )
Interest income	3,031	(A)	3,051	(A )
Other gains and (losses), net	—	(A)	(6)	(A )
Benefit for income taxes	484	(A)	66,292	(A )
Income from discontinued operations, net	11	(A)	10	(A )

Net income	$20,653	(A)	$53,780	(A )

(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results

The following table summarizes our financial results for the three months ended March 31, 2014 and 2013 (in thousands, except percentages and per share data):

	Three Months
	Ended March 31,
	2014	2013	% Change
Total revenues	$246,451	$222,113	11.0%
Total operating expenses	213,654	224,357	-4.8%
Operating income (loss)	32,797	(2,244)	1561.5%
Net income	20,653	53,780	-61.6%
Net income per share - fully diluted	0.32	0.81	-60.5%

Total Revenues

The increase in our total revenues for the three months ended March 31, 2014, as compared to the same period in 2013, is attributable to increases in our Hospitality and Opry and Attractions segment revenues for the 2014 period of $22.6 million and $1.7 million, respectively, as discussed more fully below. Total Hospitality revenues in 2014 include $2.3 million in attrition and cancellation fee collections, a $0.5 million increase from 2013.

Total Operating Expenses

The decrease in our total operating expenses for the three months ended March 31, 2014, as compared to the same period in 2013, is primarily due to a $15.0 million decrease in REIT conversion costs and a $4.0 million decrease in depreciation and amortization during the 2014 period, partially offset by a $7.3 million increase in hotel operating expenses during the 2014 period, as discussed more fully below.

Net Income

Our net income of $20.7 million for the three months ended March 31, 2014, as compared to net income of $53.8 million for the same period in 2013, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $65.8 million decrease in the benefit for income taxes during the 2014 period, as compared to the 2013 period.

•	A $2.3 million increase in interest expense during the 2014 period, as compared to the 2013 period.

Factors and Trends Contributing to Operating Performance

The most important factors and trends contributing to our operating performance during the three months ended March 31, 2014 described herein were:

•	Increased outside-the-room spending at each of our hotel properties (an increase of 13.7% during the three months ended March 31, 2014, as compared to the same period in 2013) primarily due to increased levels of premium groups and the resulting increase in banquet revenues.

•	Increased occupancy for our Gaylord Hotels properties (an increase of 2.9 percentage points of occupancy for the three months ended March 31, 2014 as compared to the 2013 period) primarily as a result of an increase in corporate and association group room nights.

•	In-the-year, for-the-year cancellations for the three months ended March 31, 2014 decreased 75.5% as compared to the 2013 period.

•	The three months ended March 31, 2013 included $15.0 million in REIT conversion costs which did not recur in the 2014 period.

•	Increased attrition levels for the three months ended March 31, 2014, as compared to 2013 period, which partially offset the increase in operating income, RevPAR and Total RevPAR. Attrition for the 2014 period was 10.2% of bookings, compared to 8.3% in the 2013 period; however, attrition for the 2014 period remained lower than in the last nine months of 2013.

•	Decreased net advanced group room nights booked (a decrease of 45.0% for the three months ended March 31, 2014 as compared to the 2013 period), as the 2013 period included a record booking performance and, as such, presented a difficult comparison for the 2014 period.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2014 and 2013 (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2014	2013	% Change
Revenues:
Rooms	$91,082	$85,509	6.5%
Food and beverage	110,071	98,188	12.1%
Other hotel revenue	31,050	25,884	20.0%

Total hospitality revenue (1)	232,203	209,581	10.8%
Hospitality operating expenses:
Rooms	28,550	25,087	13.8%
Food and beverage	63,182	61,248	3.2%
Other hotel expenses	71,030	69,568	2.1%
Management fees	3,911	3,469	12.7%
Depreciation and amortization	25,514	26,801	-4.8%

Total Hospitality operating expenses	192,187	186,173	3.2%

Hospitality operating income (2)	$40,016	$23,408	71.0%

Hospitality performance metrics:
Occupancy	70.4%	67.5%	4.3%
ADR	$177.44	$173.84	2.1%
RevPAR (3)	$124.97	$117.33	6.5%
Total RevPAR (4)	$318.60	$287.56	10.8%
Net Definite Group Room Nights Booked	250,000	455,000	-45.1%

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels properties and the Inn at Opryland for all periods presented.
(2)	Hospitality segment operating income does not include REIT conversion costs of $5.7 million during the three months ended March 31, 2013. See the discussion of REIT conversion costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The increase in total Hospitality segment revenue in the three months ended March 31, 2014, as compared to the same period in 2013, is primarily due to increases of $6.5 million, $5.9 million, $5.9 million and $3.9 million at Gaylord Texan, Gaylord National, Gaylord Palms and Gaylord Opryland, respectively. The increase is primarily a result of increased outside-the-room spending during the 2014 period as a result of an increase in premium group and transient business discussed below.

The percentage of group versus transient business based on rooms sold for our hospitality segment for the periods presented was approximately as follows:

	Three Months Ended
	March 31,
	2014	2013
Group	81%	80%
Transient	19%	20%

The increase in rooms operating expenses in the three months ended March 31, 2014, as compared to the same period in 2013, is primarily attributable to increases at Gaylord Texan, Gaylord National and Gaylord Opryland, as described below.

The increase in food and beverage operating expenses in the three months ended March 31, 2014, as compared to the same period in 2013, is primarily attributable to increases at Gaylord Texan and Gaylord National, as described below.

Other hotel expenses for the three months ended March 31, 2014 and 2013 consist of the following (in thousands):

	Three Months
	Ended March 31,
	2014	2013	% Change
Administrative employment costs	$25,045	$26,273	-4.7%
Utilities	6,736	6,086	10.7%
Property taxes	8,194	7,854	4.3%
Other	31,055	29,355	5.8%

Total other hotel expenses	$71,030	$69,568	2.1%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs decreased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to decreases at Gaylord Palms and Gaylord Opryland. Utility costs increased during the three months ended March 31, 2014, as compared to the same period in 2013, due to increases at each of our hotel properties as a result of colder weather conditions. Property taxes increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of an increase at Gaylord Opryland due to an increased valuation. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of increases at Gaylord Opryland and Gaylord Texan.

As discussed above, each of our management agreements with Marriott requires us to pay Marriott a base management fee of 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. We accrued $4.6 million and $4.2 million in total base management fees to Marriott related to our Hospitality segment properties during the three months ended March 31, 2014 and 2013, respectively, which are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 2 to the accompanying condensed consolidated financial statements included herein. We did not accrue an incentive management fee to Marriott related to our Hospitality segment properties during the three months ended March 31, 2014 or 2013.

Total Hospitality segment depreciation and amortization expense decreased in the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of decreases at Gaylord National and Gaylord Opryland.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2014 and 2013.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2014 and 2013 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2014	2013	% Change
Revenues:
Rooms	$30,131	$28,729	4.9%
Food and beverage	31,936	30,455	4.9%
Other hotel revenue	10,443	9,424	10.8%

Total revenue	72,510	68,608	5.7%
Operating expenses:
Rooms	8,705	7,894	10.3%
Food and beverage	18,225	17,974	1.4%
Other hotel expenses	20,981	20,368	3.0%
Management fees	1,215	1,138	6.8%
Depreciation and amortization	7,877	8,524	-7.6%

Total operating expenses	57,003	55,898	2.0%
Performance metrics:
Occupancy	68.5%	70.4%	-2.7%
ADR	$169.57	$157.33	7.8%
RevPAR	$116.17	$110.76	4.9%
Total RevPAR	$279.55	$264.38	5.7%

Rooms revenue and RevPAR increased at Gaylord Opryland during the three months ended March 31, 2014, as compared to the same period in 2013, primarily a result of the increase in ADR, which was due to a favorable mix shift to more premium corporate and association groups, as well as an increase in transient business. Rooms expenses increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of expenses associated with the property’s new reservation system, which was implemented in April 2013.

The increase in food and beverage revenue at Gaylord Opryland during the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due to increased banquet and food and beverage outlet revenues related to the mix shift discussed above. Food and beverage expenses increased in the three months ended March 31, 2014, as compared to the same period in 2013, as a result of the increase in variable expenses related to the increase in revenue, partially offset by improved cost management.

Other revenue increased at Gaylord Opryland during the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of an increase in attrition and cancellation fee collections. Other hotel expenses increased in the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to increased sales and marketing costs associated with the increase in premium group rooms, partially offset by decreased employment costs due to eliminated positions.

Depreciation and amortization decreased at Gaylord Opryland during the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of furniture, fixtures and equipment placed in service during a 2005 rooms renovation becoming fully depreciated during 2013.

Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2014 and 2013 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2014	2013	% Change
Revenues:
Rooms	$19,423	$18,028	7.7%
Food and beverage	25,832	23,720	8.9%
Other hotel revenue	7,067	4,694	50.6%

Total revenue	52,322	46,442	12.7%
Operating expenses:
Rooms	4,661	4,512	3.3%
Food and beverage	13,480	13,095	2.9%
Other hotel expenses	16,313	16,640	-2.0%
Management fees	918	808	13.6%
Depreciation and amortization	4,512	4,526	-0.3%

Total operating expenses	39,884	39,581	0.8%
Performance metrics:
Occupancy	83.9%	79.9%	5.0%
ADR	$182.86	$178.29	2.6%
RevPAR	$153.49	$142.47	7.7%
Total RevPAR	$413.48	$367.01	12.7%

Rooms revenue and RevPAR increased at Gaylord Palms during the three months ended March 31, 2014, as compared to the same period in 2013, due to an increase in occupancy, as a result of an increase in group and association rooms, and an increase in ADR, as a result of increased transient rate. Rooms expenses increased slightly during the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of increased variable expenses associated with the increase in occupancy, partially offset by a decrease in employment costs.

The increase in food and beverage revenue at Gaylord Palms during the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due to the increase in group rooms discussed above and the resulting increase in banquet revenue. Food and beverage expenses increased in the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of the increase in variable expenses related to the increase in revenue.

Other revenue at Gaylord Palms increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of increased special events revenue in January 2014 as compared to the prior year period relating to the end of our annual Christmas programs in January. Other hotel expenses decreased slightly in the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of decreased severance costs.

Depreciation and amortization were stable at Gaylord Palms during the three months ended March 31, 2014, as compared to the same period in 2013.

Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2014 and 2013 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2014	2013	% Change
Revenues:
Rooms	$17,554	$16,245	8.1%
Food and beverage	26,913	22,003	22.3%
Other hotel revenue	6,745	6,433	4.8%

Total revenue	51,212	44,681	14.6%
Operating expenses:
Rooms	5,618	4,190	34.1%
Food and beverage	13,863	13,251	4.6%
Other hotel expenses	15,575	14,269	9.2%
Management fees	857	727	17.9%
Depreciation and amortization	4,523	4,454	1.5%

Total operating expenses	40,436	36,891	9.6%
Performance metrics:
Occupancy	71.1%	68.2%	4.3%
ADR	$181.52	$175.13	3.6%
RevPAR	$129.09	$119.46	8.1%
Total RevPAR	$376.59	$328.78	14.5%

Rooms revenue and RevPAR increased at Gaylord Texan during the three months ended March 31, 2014, as compared to the same period in 2013, due to increased occupancy, as a result of an increase in group rooms, partially offset by a decrease in transient rooms, and increased ADR for both groups and transient. These increases in rooms revenue, occupancy and RevPAR were partially offset by a rooms renovation project at Gaylord Texan, which resulted in approximately 10,600 room nights out of service in the three months ended March 31, 2014. The rooms renovation project is currently projected to be completed in the third quarter of 2014. Rooms expenses increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to increased variable costs associated with the increase in occupancy, as well as an increase in non-capitalized costs associated with the rooms renovation project.

The increase in food and beverage revenue at Gaylord Texan during the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due to the increase in group business and the resulting increase in banquet and food and beverage outlet revenue. Food and beverage expenses increased in the three months ended March 31, 2014, as compared to the same period in 2013, as a result of the increase in variable expenses related to the increase in revenue, partially offset by a decrease in employment costs.

Other revenue at Gaylord Texan increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of increased special events revenue in January 2014 as compared to the prior year period relating to the end of our annual Christmas programs in January, partially offset by a decrease in attrition and cancellation fee collections. Other hotel expenses increased in the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of increased employment costs and increased sales and marketing costs associated with the increase in group rooms.

Depreciation and amortization increased modestly at Gaylord Texan during the three months ended March 31, 2014, as compared to the same period in 2013.

Gaylord National Results. The results of Gaylord National for the three months ended March 31, 2014 and 2013 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2014	2013	% Change
Revenues:
Rooms	$22,060	$20,822	5.9%
Food and beverage	24,637	21,424	15.0%
Other hotel revenue	6,762	5,290	27.8%

Total revenue	53,459	47,536	12.5%
Operating expenses:
Rooms	8,922	7,952	12.2%
Food and beverage	17,002	16,407	3.6%
Other hotel expenses	17,308	17,479	-1.0%
Management fees	867	749	15.8%
Depreciation and amortization	8,266	8,930	-7.4%

Total operating expenses	52,365	51,517	1.6%
Performance metrics:
Occupancy	63.9%	55.6%	14.9%
ADR	$192.14	$208.33	-7.8%
RevPAR	$122.80	$115.91	5.9%
Total RevPAR	$297.59	$264.63	12.5%

Rooms revenue and RevPAR increased at Gaylord National during the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of an increase in occupancy for premium corporate and association rooms, partially offset by a decrease in ADR for group rooms. The decrease in ADR for the 2014 period is primarily the result of January 2013 including rooms related to the presidential inauguration. Rooms expenses increased at Gaylord National during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to increased variable costs associated with the increase in occupancy and increased employee benefit costs associated with a new union contract.

Food and beverage revenue increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of the increase in premium corporate and association rooms and the resulting increase in banquets. Food and beverage expenses increased in the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to increased variable costs associated with the increase in revenue, partially offset by improved food costs.

Other revenue at Gaylord National increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to increased ancillary revenues, such as parking and resort fees related to the increase in occupancy, and an increase in attrition and cancellation fee collections. Other hotel expenses decreased slightly in the three months ended March 31, 2014, as compared to the same period in 2013.

Depreciation and amortization decreased at Gaylord National during the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of a portion of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2008 becoming fully depreciated during 2013.

Opry and Attractions Segment

Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months
	Ended March 31,
	2014	2013	% Change
Revenues	$14,248	$12,532	13.7%
Operating expenses	12,271	11,286	8.7%
Depreciation and amortization	1,425	1,366	4.3%

Operating income (loss) (1)	$552	$(120)	560.0%

(1)	Opry and Attractions segment operating income does not include $0.1 million of REIT conversion costs during the three months ended March 31, 2013. See the discussion of REIT conversion costs set forth below.

Opry and Attractions segment revenue increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to increases in attendance at the Grand Ole Opry and the Ryman Auditorium.

Opry and Attractions operating expenses increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of increased variable expenses related to the increase in revenue.

Opry and Attractions depreciation expense increased modestly in the three months ended March 31, 2014, as compared to the same period in 2013.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months
	Ended March 31,
	2014	2013	% Change
Operating expenses	$6,707	$6,666	0.6%
Depreciation and amortization	1,064	3,842	-72.3%

Operating loss (1)	$(7,771)	$(10,508)	26.0%

(1)	Corporate and Other segment operating loss does not include $9.2 million of REIT conversion costs during the three months ended March 31, 2013. See the discussion of REIT conversion costs set forth below.

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, remained stable in the three months ended March 31, 2014, as compared to same period in 2013.

Corporate and Other depreciation and amortization expense decreased in the three months ended March 31, 2014, as compared with the same period in 2013, primarily due to the disposal in 2013 of certain fixed assets that were no longer required as a result of our conversion to a REIT.

Operating Results – REIT Conversion Costs

We have segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2013, we incurred $15.0 million of various costs associated with these transactions including employment and severance costs ($11.2 million), professional fees ($1.1 million), and various other transition costs ($2.7 million). No REIT conversion costs were incurred during the three months ended March 31, 2014.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months
	Ended March 31,
	2014	2013	% Change
Interest expense	$(15,670)	$(13,323)	17.6%
Interest income	3,031	3,051	-0.7%
Other gains and (losses), net	—	(6)	100.0%
Benefit for income taxes	484	66,292	-99.3%
Income from discontinued operations, net of taxes	11	10	10.0%

Interest Expense

Interest expense increased $2.3 million during the three months ended March 31, 2014, as compared to the same period in 2013, due primarily to an increase in interest expense associated with our 5% senior notes that were issued in April 2013, partially offset by a decrease in interest expense associated with our 3.75% convertible notes, due to a decrease in outstanding principal as a result of our repurchase of a portion of those notes in July 2013.

Cash interest expense increased $2.9 million to $11.0 million in the three months ended March 31, 2014, as compared to the same period in 2013. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, decreased $0.6 million to $4.7 million in the three months ended March 31, 2014, as compared to the same period in 2013.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the periods, was 5.3% and 4.7% for the three months ended March 31, 2014 and 2013, respectively.

Interest Income

Interest income for the three months ended March 31, 2014 and 2013 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

Benefit for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will, however, be subject to corporate income taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2013) that result from gains on certain assets. In addition, we will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended March 31, 2014, we recorded an income tax benefit of $0.5 million related to our current period operations. This benefit is primarily due to the non-taxable income of the REIT, partially offset by additional valuation allowance required at the TRSs.

For the three months ended March 31, 2013, we recorded an income tax benefit of $66.3 million. As a result of our conversion to a REIT, certain net deferred tax liabilities related to our real estate were reversed, as the REIT will generally not pay federal corporate income tax related to those deferred tax liabilities. In addition, we assessed the need for a valuation allowance on the net deferred tax assets of the TRSs. As a result, we recorded a net benefit of $61.3 million related to the conversion to a REIT in the three months ended March 31, 2013. In addition, we recorded a benefit of $6.7 million related to the reversal of liabilities associated with unrecognized tax positions and income tax expense of $1.8 million related to our current period operations.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the three months ended March 31, 2014, our net cash flows provided by operating activities—continuing operations were $30.1 million, reflecting primarily cash provided by our income from continuing operations before depreciation expense, amortization expense, income tax benefit, stock-based compensation expense, and other non-cash charges of approximately $53.5 million, partially offset by unfavorable changes in working capital of approximately $23.5 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at each of our Gaylord Hotels properties and a decrease in accrued expenses primarily related to the payment of accrued compensation and accrued expenses associated with our hotel holiday programs.

During the three months ended March 31, 2013, our net cash flows used in operating activities—continuing operations were $46.9 million, reflecting primarily cash provided by our income from continuing operations before depreciation expense, amortization expense, income tax benefit, stock-based compensation expense, and other non-cash charges of approximately $26.6 million, offset by unfavorable changes in working capital of approximately $73.5 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses primarily related to the payment of accrued property taxes, accrued compensation, and accrued expenses associated with our hotel holiday programs, a decrease in accounts payable at our managed properties due to the timing of payments as new payment processes were developed, and an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at Gaylord Opryland and Gaylord Palms, partially offset by a decrease in trade receivables at Gaylord National due to the decrease in group and governmental business. It should be noted that the reversal of deferred tax liabilities and the recognition of valuation allowances on the net deferred tax assets of our TRSs represents the majority of the reconciling item of $67.1 million from net income to net cash flows used in operating activities. These tax items, and their related impact on our cash used in operating activities, are the result of our REIT conversion, and we paid out no cash in connection with such reversal and recognition.

Cash Flows From Investing Activities. During the three months ended March 31, 2014, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $17.5 million, partially offset by a decrease in restricted cash and cash equivalents associated with the FF&E reserve we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us. Purchases of property, plant and equipment consisted primarily of a rooms renovation project at Gaylord Texan, ongoing maintenance capital expenditures for our existing properties, and $0.1 million of capitalized personnel costs.

During the three months ended March 31, 2013, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $10.1 million, and consisted primarily of ongoing maintenance capital expenditures for our existing properties and $0.4 million of capitalized personnel costs.

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the three months ended March 31, 2014, our net cash flows used in financing activities were approximately $28.0 million, primarily reflecting the payment of $25.5 million in cash dividends.

During the three months ended March 31, 2013, our net cash flows provided by financing activities were approximately $5.4 million, primarily reflecting $209.0 million in net borrowings under our credit facility, partially offset by the payment of $152.2 million to redeem all of our outstanding 6.75% senior notes and $55.7 million to repurchase 1.3 million shares of our common stock for retirement.

Liquidity

At March 31, 2014, we had $55.4 million in unrestricted cash and $488.1 million available for borrowing under our $1 billion credit facility, which we refinanced in April 2013 with an increased and extended facility that matures in 2017. During the three months ended March 31, 2014, we paid cash dividends of $25.5 million and incurred capital expenditures of $17.5 million. These net outflows, partially offset by cash flows from operating activities discussed above, were the primary factors in the decrease in our cash balance from December 31, 2013 to March 31, 2014.

On April 14, 2014, we paid a cash dividend in the amount of $0.55 per share of common stock, or an aggregate of $27.9 million in cash, to stockholders of record as of the close of business on March 28, 2014. We currently plan to pay a quarterly cash dividend of $0.55 per share in July 2014, October 2014, and January 2015, subject to determinations as to the timing and amount by our board of directors. In addition, in April 2014, we settled the repurchase and cancelled $56.3 million of our 3.75% convertible notes in private transactions for aggregate consideration of $120.2 million, which was funded by cash on hand and borrowings under our revolving credit facility.

We anticipate investing in our operations during the remainder of 2014 by spending between $46 million and $48 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities and a rooms renovation project at Gaylord Texan.

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

Our outstanding principal debt agreements are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to their scheduled maturity date. As we have the intent and ability to refinance all of our convertible notes on a long-term basis when due, these notes have been classified as long-term debt in Note 7 to the condensed consolidated financial statements included herein.

Our outstanding 3.75% convertible senior notes mature in October 2014. In addition to the recently completed repurchases of portions of the convertible notes, we may from time to time consider other transactions that address the remaining outstanding principal amount of and the dilution associated with, the convertible notes and the related call-spread transactions, consistent with our available liquidity and other capital needs. These transactions could include a purchase of a portion of the outstanding warrant, which would reduce the dilution associated with the convertible notes, because it would reduce the number of shares of our common stock that would be issued by us pursuant to the warrant after the maturity of the convertible notes. We have received approval from our board of directors to purchase for cash up to the entire amount of the outstanding warrants, in one or more transactions with the warrant counterparties, subject to approval of our board (or a committee thereof) with respect to the purchase price and the other terms and conditions of such transaction(s). Any purchases of a portion of the warrants may result in the warrant counterparties altering positions they may have in our common stock, including making purchases of our common stock in the open market or in private transactions, and the final settlement price of the warrant repurchases may be based upon prevailing market prices of our common stock during that time. It has not yet been determined if or when we will engage in any warrant purchase transactions.

Principal Debt Agreements

At March 31, 2014, we were in compliance with all covenants related to our outstanding debt.

$1 Billion Credit Facility. On April 18, 2013, we refinanced our previous $925 million credit facility by entering into a $1 billion senior secured credit facility by and among the Operating Partnership, the Company and certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (the “$1 billion credit facility”). The $1 billion credit facility consists of a $700.0 million senior secured revolving credit facility, which includes a $75.0 million letter of credit sublimit and a $50.0 million sublimit for swingline loans, and a $300.0 million senior secured term loan facility. At the closing, we drew down $154.0 million of the revolving credit facility and the term loan facility was fully funded. The $1 billion credit facility also includes an accordion feature that allows us to increase the $1 billion credit facility by a total of up to $500.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The $1 billion credit facility matures on April 18, 2017, and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin (the “Applicable Margin”) based on our consolidated funded indebtedness to total asset value ratio (as defined in the $1 billion credit facility), or the base rate (as defined in the $1 billion credit facility) plus the Applicable Margin. The interest rate is currently LIBOR plus 1.85%. Interest on our borrowings is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. Principal is payable in full at maturity. We are required to pay a commitment fee of 0.3% to 0.4% per year of the average unused portion of the $700.0 million revolving credit facility.

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

At March 31, 2014, $506.0 million of borrowings were outstanding under the $1 billion credit facility, and the lending banks had issued $5.9 million of letters of credit under the facility, which left $488.1 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our 5% senior notes due 2021).

3.75% Convertible Senior Notes. At March 31, 2014, we had outstanding $304.1 million of 3.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1. The Convertible Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of our common stock, at an adjusted conversion rate of 47.4034 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an adjusted conversion price of approximately $21.10 per share and reflects the adjustment made for our cash dividend that we paid to stockholders on April 14, 2014. We may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion or maturity of the Convertible Notes. We intend to settle the face value of the Convertible Notes in cash.

In April 2014, we settled the repurchase and cancelled $56.3 million of our Convertible Notes in private transactions for aggregate consideration of $120.2 million, which was funded by cash on hand and borrowings under our revolving credit facility. As a result of these transactions, we expect to record a loss on extinguishment of debt of approximately $1.6 million in the second quarter of 2014. In addition, we received notice of conversion of $15.3 million of Convertible Notes that will be settled in June 2014. After these transactions, $232.2 million in principal amount of the notes will remain outstanding.

Concurrently with the offering of the Convertible Notes, we entered into convertible note hedge transactions with respect to our common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The Purchased Options entitle us to receive shares of our common stock. At March 31, 2014, the Purchased Options covered approximately 14.4 million shares, with an adjusted strike price of $21.10 per share (the same as the adjusted conversion price of the Convertible Notes), which reflects the adjustments made in connection with the cash dividend we paid to stockholders on April 14, 2014. The number of shares underlying the Purchased Options and the strike price thereof are subject to further customary anti-dilution adjustments substantially similar to the Convertible Notes, including for quarterly cash dividends. The Purchased Options will be settled in shares, cash or a combination of cash and shares based on the settlement option for the Convertible Notes that we choose. Proportionate reductions to the number of shares underlying the Purchased Options may be made in connection with our repurchase, if any, of Convertible Notes prior to their maturity.

Separately and concurrently with entering into the Purchased Options, we sold common stock purchase warrants to the hedge counterparties whereby the warrant holders may purchase shares of our common stock. At March 31, 2014, the warrants covered approximately 14.5 million shares, with an adjusted strike price of $25.31 per share, which reflects the adjustments made in connection with the cash dividend we paid to stockholders on April 14,

2014. The number of shares underlying the warrants and the strike price thereof are subject to further customary anti-dilution adjustments similar to the adjustments of the Convertible Notes and the Purchased Options, including for quarterly cash dividends. The warrants may only be settled at maturity in shares of our common stock, net of the exercise price. Proportionate reductions to the number of shares underlying the warrants may be made in connection with our repurchase, if any, of Convertible Notes prior to their maturity.

In connection with our repurchase of the Convertible Notes described above, in April 2014, we entered into agreements with the note-hedge counterparties to proportionately reduce the number of Purchased Options and the warrants entered into separately and concurrently with the Purchased Options. In consideration for the reductions, the counterparties paid us approximately $9.2 million. As a result of these transactions, the number of shares underlying the Purchased Options and the warrants was reduced to approximately 11.0 million and 11.8 million shares, respectively.

The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. Based on our stock price during the three months ended March 31, 2014, the first condition permitting conversion of the Convertible Notes was satisfied and, thus, the Convertible Notes are currently convertible through June 30, 2014 and will remain convertible through the close of business on September 29, 2014 pursuant to the indenture. Based on our borrowing capacity under the refinanced $1 billion credit facility, the Convertible Notes have been classified as long-term debt.

As described above, after the repurchase and conversion transactions, $232.2 million in principal amount of the notes will remain outstanding, and the number of shares underlying the Purchased Options and the warrants will be approximately 11.0 million and 11.8 million shares, respectively. Based on the Company’s April 30, 2014 closing stock price of $45.55, the “if-converted value” of the Convertible Notes exceeds the face amount by $269.1 million; however, after giving effect to the exercise of the Purchased Options and warrants associated with the Convertible Notes as described above, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $238.8 million or a 5.2 million net share issuance, or a combination of cash and stock, at our option. Based on our cash on hand and our borrowing availability under the $1 billion credit facility, at April 30, 2014, we do not expect any liquidity issues should the Convertible Notes be converted.

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

In connection with the issuance of the 5% Senior Notes, we completed a registered offer to exchange the 5% Senior Notes for registered notes with substantially identical terms as the 5% Senior Notes in November 2013.

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

Off-Balance Sheet Arrangements

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our credit facility had issued $5.9 million of letters of credit at March 31, 2014. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2014, including long-term debt and operating and capital lease commitments (amounts in thousands):

Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)(2)	$1,160,058	$304,058	$—	$506,000	$350,000
Capital leases	810	604	206	—	—
Operating leases (3)	632,428	6,291	9,243	8,634	608,260
Construction commitments (4)	9,510	9,510	—	—	—
Other	4,789	4,789	—	—	—

Total contractual obligations	$1,807,595	$325,252	$9,449	$514,634	$958,260

(1)	Long-term debt commitments do not include approximately $159.1 million in interest payments projected to be due in future years (less than 1 year – $33.1 million; 1-3 years – $54.8 million; 3-5 years – $35.5 million; more than 5 years – $35.7 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at March 31, 2014 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the interest we paid during 2013, 2012 and 2011.
(2)	Total long-term debt commitments due in less than a year include $304.1 million of the Convertible Notes. In April 2014, we repurchased and cancelled $56.3 million of the Convertible Notes. In addition, we received notice of conversion for $15.3 million of Convertible Notes that will settle in June 2014. After these transactions, $232.2 million in principal amount of the Convertible Notes will remain outstanding and are currently convertible through June 30, 2014 and thereafter will be convertible through the close of business on September 29, 2014 pursuant to the indenture for the Convertible Notes.
(3)	Total operating lease commitments of $632.4 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

(4)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2014, the amount funded into the reserve accounts will be 4.0% of the respective property’s total annual revenue. At March 31, 2014, $9.5 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

Due to the uncertainty with respect to the timing of future cash payments associated with our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan, we cannot make reasonably certain estimates of the period of cash settlement. Therefore, these obligations have been excluded from the contractual obligations table above. See Note 8 and Note 9 to our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion related to these obligations.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets, stock-based compensation, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no newly identified critical accounting policies in the first three months of 2014 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under our $1 billion credit facility currently bear interest at an annual rate of LIBOR plus 1.85%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $506.0 million in borrowings outstanding under our $1 billion credit facility at March 31, 2014 would increase by approximately $5.1 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at March 31, 2014. As a result, the interest rate market risk implicit in these investments at March 31, 2014, if any, is low.

Risk Related to Changes in Equity Prices

The principal amount of Convertible Notes may be converted prior to maturity, at the holder’s option, into shares of our common stock as described in Item 2 above under “Principal Debt Agreements” and in our Annual Report on Form 10-K for the year ended December 31, 2013. Upon conversion, we may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. The fair value of the Convertible Notes will generally increase as our share price increases and decrease as our share price declines. Additional adjustments to the conversion rate will be made pursuant to customary anti-dilution provisions, including for quarterly cash dividends.

Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge transactions intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock, as measured under the Convertible Notes, at the time of exercise is greater than the conversion price of the Convertible Notes. In connection with the convertible note hedge transactions, we own call options to purchase, as adjusted and as reduced as described in Item 2 above, approximately 14.4 million shares of our common stock at an adjusted price per share equal to $21.10, the adjusted conversion price of the Convertible Notes, from counterparties affiliated with the initial purchasers of the Convertible Notes. Separately we sold warrants to the counterparties to the call options whereby they may purchase, as adjusted and reduced as described in Item 2 above, approximately 14.5 million shares of our common stock at an adjusted price of $25.31 per share. Additional adjustments to the strike price, exercise price, and number of shares underlying the options and warrants will be made pursuant to customary anti-dilution provisions, including for quarterly cash dividends. As a result of our purchasing the call options and issuing the warrants, the Convertible Notes will not have a dilutive impact on shares outstanding if the share price of our common stock is below the warrant exercise price.

Subsequent to March 31, 2014, we repurchased and cancelled $56.3 million of the Convertible Notes. In addition, we received notice of conversion for $15.3 million of Convertible Notes that will settle in June 2014. After these transactions, $232.2 million in principal amount of the Convertible Notes will remain outstanding.

In connection with our repurchase of the Convertible Notes, we entered into agreements with the note-hedge counterparties to proportionately reduce the number of purchased options and warrants. As a result of these agreements, the number of shares underlying the purchased options and the warrants was reduced to approximately 11.0 million and 11.8 million shares, respectively. For every $1 increase in the share price of our common stock above $25.31, we will be required to deliver, upon the exercise of the warrants, shares of our common stock valued at $11.8 million (at the relevant share price).

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At March 31, 2014, the value of the investments in the pension fund was $75.9 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $7.6 million.

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

ITEM 1A. RISK FACTORS.

There have been no material changes in our “Risk Factors” as previously set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: May 9, 2014	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.