Form 10-Q
period 2014-06-30
Ryman Hospitality Properties, Inc.
filed 2014-08-08
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2014
Common Stock, par value $.01	51,017,351 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2014

INDEX

Page

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) - June 30, 2014 and December 31, 2013	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) - For the Three Months and Six Months Ended June 30, 2014 and 2013	4

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Six Months Ended June 30, 2014 and 2013	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53

Item 4. Controls and Procedures	54

Part II - Other Information

Item 1. Legal Proceedings	55

Item 1A. Risk Factors	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3. Defaults Upon Senior Securities	55

Item 4. Mine Safety Disclosures	55

Item 5. Other Information	55

Item 6. Exhibits	55

SIGNATURES	56

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30,	December 31,
	2014	2013
ASSETS:
Property and equipment, net of accumulated depreciation	$2,047,962	$2,067,997
Cash and cash equivalents - unrestricted	77,843	61,579
Cash and cash equivalents - restricted	13,901	20,169
Notes receivable	150,959	148,350
Trade receivables, less allowance of $672 and $717, respectively	55,917	51,782
Deferred financing costs	24,498	19,306
Prepaid expenses and other assets	53,469	55,446

Total assets	$2,424,549	$2,424,629

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,280,122	$1,154,420
Accounts payable and accrued liabilities	136,906	157,339
Deferred income tax liabilities, net	22,282	23,117
Deferred management rights proceeds	184,885	186,346
Dividends payable	28,575	25,780
Derivative liabilities	55,989	—
Other liabilities	120,575	119,932
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 50,841 and 50,528 shares issued and outstanding, respectively	508	505
Additional paid-in capital	1,079,274	1,228,845
Treasury stock of 477 and 472 shares, at cost	(8,002)	(7,766)
Accumulated deficit	(467,346)	(454,770)
Accumulated other comprehensive loss	(9,219)	(9,119)

Total stockholders’ equity	595,215	757,695

Total liabilities and stockholders’ equity	$2,424,549	$2,424,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rooms	$99,376	$96,073	$190,458	$181,582
Food and beverage	103,357	99,309	213,428	197,497
Other hotel revenue	30,197	27,449	61,247	53,333
Opry and Attractions	24,983	22,352	39,231	34,884

Total revenues	257,913	245,183	504,364	467,296
Operating expenses:
Rooms	27,910	26,564	56,460	51,651
Food and beverage	61,058	60,406	124,240	121,654
Other hotel expenses	67,816	68,583	138,846	138,151
Management fees	3,952	3,724	7,863	7,193

Total hotel operating expenses	160,736	159,277	327,409	318,649
Opry and Attractions	15,411	14,629	27,682	25,915
Corporate	6,048	6,636	12,755	13,302
REIT conversion costs	—	5,420	—	20,412
Casualty loss	—	17	—	49
Impairment and other charges	—	1,247	—	1,247
Depreciation and amortization	28,232	29,054	56,235	61,063

Total operating expenses	210,427	216,280	424,081	440,637

Operating income	47,486	28,903	80,283	26,659
Interest expense	(15,472)	(17,424)	(31,142)	(30,747)
Interest income	3,038	3,052	6,069	6,103
Loss on extinguishment of debt	(2,148)	—	(2,148)	—
Other gains and (losses), net	(4,349)	53	(4,349)	47

Income before income taxes and discontinued operations	28,555	14,584	48,713	2,062
Benefit (provision) for income taxes	(576)	1,784	(92)	68,076

Income from continuing operations	27,979	16,368	48,621	70,138
Income from discontinued operations, net of income taxes	12	11	23	21

Net income	27,991	16,379	48,644	70,159
Loss on call spread and warrant modifications related to convertible notes	(4,952)	(4,869)	(4,952)	(4,869)

Net income available to common shareholders	$23,039	$11,510	$43,692	$65,290

Basic income per share available to common shareholders:
Income from continuing operations	$0.45	$0.22	$0.86	$1.26
Income from discontinued operations, net of income taxes	—	—	—	—

Net income	$0.45	$0.22	$0.86	$1.26

Fully diluted income per share available to common shareholders:
Income from continuing operations	$0.38	$0.18	$0.73	$0.99
Income from discontinued operations, net of income taxes	—	—	—	—

Net income	$0.38	$0.18	$0.73	$0.99

Dividends declared per common share	$0.55	$0.50	$1.10	$1.00

Comprehensive income, net of deferred taxes	$27,944	$24,789	$48,544	$79,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

(In thousands)

	2014	2013
Cash Flows from Operating Activities:
Net income	$48,644	$70,159
Amounts to reconcile net income to net cash flows provided by (used in) operating activities:
Income from discontinued operations, net of taxes	(23)	(21)
Impairment and other charges	—	1,786
Benefit for deferred income taxes	(1,088)	(69,493)
Depreciation and amortization	56,235	61,063
Amortization of deferred financing costs	2,837	2,642
Amortization of discount on convertible notes	6,028	7,337
Write-off of deferred financing costs	—	1,845
Loss on extinguishment of debt	2,148	—
Stock-based compensation expense	2,728	4,635
Excess tax benefit from stock-based compensation	(12)	(4)
Changes in:
Trade receivables	(4,135)	(19,107)
Interest receivable	(2,609)	(2,578)
Accounts payable and accrued liabilities	(23,579)	(72,198)
Other assets and liabilities	4,740	4,947

Net cash flows provided by (used in) operating activities - continuing operations	91,914	(8,987)
Net cash flows provided by (used in) operating activities - discontinued operations	(205)	79

Net cash flows provided by (used in) operating activities	91,709	(8,908)

Cash Flows from Investing Activities:
Purchases of property and equipment	(35,773)	(15,181)
(Increase) decrease in restricted cash and cash equivalents	6,268	(8,273)
Other investing activities	398	226

Net cash flows used in investing activities - continuing operations	(29,107)	(23,228)
Net cash flows used in investing activities - discontinued operations	—	—

Net cash flows used in investing activities	(29,107)	(23,228)

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit facility	190,500	(82,000)
Issuance of senior notes	—	350,000
Early redemption of senior notes	—	(152,180)
Repurchase and conversion of convertible notes	(126,541)	—
Repurchase of common stock warrants	(50,775)	—
Deferred financing costs paid	(8,158)	(15,395)
Repurchase of Company stock for retirement	—	(100,028)
Payment of dividend	(53,389)	(25,823)
Proceeds from exercise of stock option and purchase plans	2,309	5,145
Excess tax benefit from stock-based compensation	12	4
Other financing activities, net	(296)	(357)

Net cash flows used in financing activities - continuing operations	(46,338)	(20,634)
Net cash flows used in financing activities - discontinued operations	—	—

Net cash flows used in financing activities	(46,338)	(20,634)

Net change in cash and cash equivalents	16,264	(52,770)
Cash and cash equivalents - unrestricted, beginning of period	61,579	97,170

Cash and cash equivalents - unrestricted, end of period	$77,843	$44,400

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

The Company conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and all of its operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with its REIT conversion discussed in Note 2. Ryman is the sole limited partner of the Operating Partnership and currently owns, either directly or indirectly, all of the partnership units of the Operating Partnership. RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10-Q and Ryman’s other reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality, Opry and Attractions, and Corporate and Other.

Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” the core principle of which is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, companies will need to use more judgment and make more estimates than under today’s guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for the Company in the first quarter of 2017. The Company is currently evaluating the effects of this ASU on its financial statements, and such effects have not yet been determined.

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

For financial accounting purposes, the amount related to the Management Rights was deferred and is amortized on a straight line basis over the 65-year term of the hotel management agreements, including extensions, as a reduction in management fee expense. The amount related to the IP Rights was recognized into income as other gains and losses during the fourth quarter of 2012.

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

The Company has segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months and six months ended June 30, 2013, the Company incurred $5.4 million and $20.4 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during the three months ended June 30, 2013 include employment and severance costs ($2.7 million), professional fees ($0.9 million), and various other transition costs ($1.8 million). REIT conversion costs incurred during the six months ended June 30, 2013 include employment and severance costs ($13.9 million), professional fees ($2.0 million), and various other transition costs ($4.5 million). No REIT conversion costs were incurred during the three months and six months ended June 30, 2014.

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

3. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average shares outstanding - basic	50,814	51,244	50,719	51,832
Effect of dilutive stock-based compensation	464	504	519	533
Effect of convertible notes	6,033	7,464	5,798	7,682
Effect of common stock warrants	3,224	5,678	3,042	5,940

Weighted average shares outstanding - diluted	60,535	64,890	60,078	65,987

The Company had stock-based compensation awards outstanding with respect to approximately zero and 0.1 million shares of common stock for the three months ended June 30, 2014 and 2013, respectively, and approximately zero and 0.1 million shares of common stock for the six months ended June 30, 2014 and 2013, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the respective periods as the effect of their inclusion would have been anti-dilutive.

As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in 2009 the Company issued 3.75% Convertible Senior Notes due 2014 (the “Convertible Notes”). The Company will settle the outstanding face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion of the Convertible Notes will be settled in shares of the Company’s common stock. The Convertible Notes are convertible through the close of business on September 29, 2014 pursuant to the indenture for the Convertible Notes.

In connection with the issuance of the Convertible Notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes whereby the warrant holders may purchase shares of the Company’s stock. At June 30, 2014, approximately 9.6 million shares of the Company’s common stock were issuable pursuant to the warrants, with an adjusted strike price of $25.01 per share, which reflects the warrant settlements and repurchases discussed in Note 7 and the adjustments made in connection with the cash dividend paid by the Company to stockholders on July 15, 2014. The number of shares underlying the warrants and the strike price thereof are subject to further anti-dilution adjustments, including for quarterly cash dividends paid by the Company. If the average closing price of the Company’s stock during a reporting period exceeds this strike price, these warrants will be dilutive. Unless modified prior to maturity, the warrants may only be settled in shares of the Company’s common stock.

In May and June 2014, the Company modified the agreements with two of the note hedge counterparties to cash settle a portion of the warrants as described in Note 7. In April 2014 and previously in June 2013, the Company entered into agreements with the note hedge counterparties to proportionately reduce the number of Purchased Options (as defined below) and the warrants discussed above in conjunction with a repurchase of a portion of the Convertible Notes. Each of these agreements were considered modifications to the Purchased Options and warrants (as applicable), and based on the terms of the agreements, the Company recognized a charge of $5.0 million and $4.9 million in the three months and six months ended June 30, 2014 and 2013, respectively. The charge for the 2014 period is recorded as an increase to accumulative deficit and derivative liability, as the liability was settled in cash, and the charge for the 2013 period was recorded as an increase to accumulated deficit and additional paid-in-capital, as the obligation was settled in shares, in the accompanying condensed consolidated balance sheets. These charges also represent a deduction from net income in calculating net income available to common shareholders and earnings per share available to common shareholders in the accompanying condensed consolidated statements of operations.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is composed of amounts related to the Company’s minimum pension liability. During the three months and six months ended June 30, 2014, the Company recorded no other comprehensive income and reclassified $(0.1) million and $(0.2) million, respectively, from accumulated other comprehensive (income) into operating expenses in the Company’s condensed consolidated statements of operations included herein. During the three months and six months ended June 30, 2013, the Company recorded $13.6 million in other comprehensive income, which primarily represents the decrease in the Company’s pension plan liability as described in Note 9, and reclassified $0.1 million and $0.2 million, respectively, from accumulated other comprehensive loss into operating expenses in the Company’s condensed consolidated statements of operations included herein. In the three months and six months ended June 30, 2013, the Company also recorded $5.2 million and $4.2 million, respectively, in tax expense for accumulated other comprehensive loss, primarily related to a change in tax rate on the items included in accumulated other comprehensive loss due to the Company’s REIT conversion.

5. PROPERTY AND EQUIPMENT:

Property and equipment at June 30, 2014 and December 31, 2013 is recorded at cost and summarized as follows (in thousands):

	June 30,	December 31,
	2014	2013
Land and land improvements	$244,065	$242,418
Buildings	2,315,009	2,300,499
Furniture, fixtures and equipment	596,735	576,209
Construction-in-progress	21,544	25,844

	3,177,353	3,144,970
Accumulated depreciation	(1,129,391)	(1,076,973)

Property and equipment, net	$2,047,962	$2,067,997

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

During the three months ended June 30, 2014 and 2013, the Company recorded interest income of $3.0 million and $3.1 million, respectively, on these bonds. During the six months ended June 30, 2014 and 2013, the Company recorded interest income of $6.1 million on these bonds. The Company received payments of $3.5 million during the six months ended June 30, 2014 and 2013 relating to these notes receivable.

7. DEBT:

The Company’s debt and capital lease obligations at June 30, 2014 and December 31, 2013 consisted of (in thousands):

	June 30,	December 31,
	2014	2013
$1 Billion Credit Facility, interest at LIBOR plus 1.85%, maturing April 18, 2017	$300,000	$509,500
$400 Million Term Loan Facility, terms as set forth below	400,000	—
Convertible Senior Notes, interest at 3.75%, maturing October 1, 2014, net of unamortized discount of $2,707 and $10,096	229,461	293,962
Senior Notes, interest at 5.0%, maturing April 15, 2021	350,000	350,000
Capital lease obligations	661	958

Total debt	1,280,122	1,154,420
Less amounts due within one year	(609)	(599)

Total long-term debt	$1,279,513	$1,153,821

At June 30, 2014, the Company was in compliance with all of its covenants related to its outstanding debt.

3.75% Convertible Senior Notes

The Convertible Notes are convertible, under certain circumstances as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, at the holder’s option, into shares of the Company’s common stock, at an adjusted conversion rate of 47.9789 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an adjusted conversion price of approximately $20.84 per share and reflects the adjustment made for the cash dividend paid by the Company to stockholders on July 15, 2014. Additional adjustments may be made for quarterly cash dividends paid by the Company pursuant to customary anti-dilution adjustments. The Company will settle its obligations upon conversion of each $1,000 principal amount of Convertible Notes with a specified dollar amount of $1,000 and the remainder of the conversion settlement amount in shares of common stock.

The Convertible Notes are convertible through the close of business on September 29, 2014 pursuant to the indenture. Based on the Company’s borrowing capacity under its $1 billion credit facility at June 30, 2014 and the Company’s intent and ability to refinance all of its Convertible Notes on a long-term basis when due, the Convertible Notes have been classified as long-term debt in the above table at June 30, 2014.

In April 2014, the Company settled the repurchase of and subsequently cancelled $56.3 million of its Convertible Notes in private transactions for aggregate consideration of $120.2 million, which was funded by cash on hand and borrowings under the Company’s revolving credit facility. In connection with the repurchase, the Company entered into agreements with the note hedge counterparties to proportionately reduce the number of outstanding Purchased Options (as defined below) and warrants. In consideration for the reduction, the counterparties paid the Company approximately $9.2 million. In addition, in June 2014, the Company settled the conversion of $15.3 million of Convertible Notes that were converted by holders for aggregate consideration of $33.4 million. As a result of these transactions, the Company recorded a loss on extinguishment of debt of $2.1 million during the three months and six months ended June 30, 2014. In addition, as the Company accounts for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate (as more fully discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013), the Company recorded a $52.0 million reduction in stockholders’ equity during the three months and six months ended June 30, 2014.

Concurrently with the offering of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The Purchased Options entitle the Company to receive shares of the Company’s common stock. At June 30, 2014, the Purchased Options covered approximately 11.1 million shares, with an adjusted strike price of $20.84 per share (the same as the adjusted conversion price of the Convertible Notes), which reflects the repurchases and conversions discussed above and the adjustments made in connection with the cash dividend paid by the Company to stockholders on July 15, 2014. The number of shares underlying the Purchased Options and the strike price thereof are subject to further customary anti-dilution adjustments substantially similar to the Convertible Notes, including for quarterly cash dividends. The Purchased Options will be settled in shares delivered to the Company. Proportionate reductions to the number of shares underlying the Purchased Options may be made in connection with the Company’s repurchase, if any, of Convertible Notes prior to their maturity.

Separately and concurrently with entering into the Purchased Options, the Company also entered into warrant transactions whereby it sold common stock purchase warrants to each of the hedge counterparties. The warrants entitle the counterparties to purchase shares of the Company’s common stock. In May 2014, the Company modified an agreement with one of the note hedge counterparties to cash settle 2.4 million warrants in June 2014. As the modification required the warrants to be cash settled, the fair value of the warrants was reclassified from stockholders’ equity to a derivative liability on the modification date, resulting in a $47.2 million deduction to additional paid-in-capital in the accompanying condensed consolidated balance sheet as of June 30, 2014. In June 2014, the Company settled this repurchase for total consideration of $50.8 million and recorded a $2.5 million loss on the change in the fair value of the derivative liability, which is included in other gains and losses, net in the accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 2014.

At June 30, 2014, the warrants covered approximately 9.6 million shares, with an adjusted strike price of $25.01 per share, which reflects the repurchases and conversions discussed above and the adjustments made in connection with the cash dividend paid by the Company to stockholders on July 15, 2014. The number of shares underlying the warrants and the strike price thereof are subject to further customary anti-dilution adjustments similar to the adjustments of the Convertible Notes and Purchased Options, including for quarterly cash dividends. Unless modified prior to maturity, the warrants may only be settled at maturity in shares of the Company’s common stock, net of the exercise price. Proportionate reductions to the number of shares underlying the warrants may be made in connection with the Company’s repurchase, if any, of Convertible Notes prior to their maturity.

Pursuant to a June 2014 agreement with one of the note hedge counterparties, in the third quarter of 2014, the Company will cash settle an additional 2.4 million warrants in the same manner as described above. Accordingly, the fair value of the warrants was reclassified from stockholders’ equity to a derivative liability on the modification date, resulting in a $52.3 million deduction to additional paid-in-capital in the accompanying condensed consolidated balance sheet as of June 30, 2014. The change in fair value of the derivative liability from the agreement date through June 30, 2014 was a loss of $2.3 million and is included in other gains and losses, net in the accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 2014. The total consideration to be paid by the Company will be determined when the repurchase transaction settles in the third quarter of 2014.

$400 Million Term Loan Facility

On June 18, 2014, the Company entered into an Amendment No. 1 and Joinder Agreement (the “Amendment”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent, to the Company’s Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) for the $1 billion credit facility.

Pursuant to the Amendment, the Company added an additional senior secured term loan facility in the aggregate principal amount of up to $400.0 million (the “Term Loan B”) to the Credit Agreement. Proceeds from the Term Loan B may be used, as the Company may determine, to repay revolving loans under the Credit Agreement and to repay the Convertible Notes or to settle, in whole or in part, the warrant transactions described above. The Term Loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At June 30, 2014, the interest rate on the Term Loan B was LIBOR plus 3.0%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million, commencing on September 30, 2014, with the balance due at maturity. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, the Company drew down on the Term Loan B in full.

The Term Loan B is guaranteed by the Company, each of its four wholly-owned subsidiaries that own the Gaylord Hotels-branded properties, and certain other subsidiaries of the Company. The Term Loan B is secured by (i) a first mortgage lien on the real property of each of the Company’s Gaylord Hotels properties, (ii) pledges of equity interests in the subsidiaries of the Company that own the Gaylord Hotels properties, (iii) the personal property of the Company, the Operating Partnership and the guarantors and (iv) all proceeds and products from the Company’s Gaylord Hotels properties. Amounts drawn on the Term Loan B are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event a hotel property is sold).

The Term Loan B is subject to certain covenants contained in the Credit Agreement, which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The Term Loan B is subject to substantially all of the events of default provided for the Credit Agreement (other than the financial maintenance covenants). If an event of default shall occur and be continuing, the commitments under the Amendment may be terminated and the principal amount outstanding under the Amendment, together with all accrued and unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

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

During the six months ended June 30, 2014, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $42.54 per award. At June 30, 2014 and December 31, 2013, 0.6 million restricted stock units were outstanding.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.4 million and $2.0 million for the three months ended June 30, 2014 and 2013, respectively, and $2.7 million and $4.6 million for the six months ended June 30, 2014 and 2013, respectively.

9. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension (income) expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest cost	$1,045	$947	$2,089	$1,940
Expected return on plan assets	(1,410)	(1,283)	(2,819)	(2,574)
Recognized net actuarial loss	147	262	295	580
Net settlement loss	—	1,290	—	1,290

Total net periodic pension (income) expense	$(218)	$1,216	$(435)	$1,236

As a result of increased lump-sum distributions from the Company’s qualified retirement plan during the three months and six months ended June 30, 2013, partially due to the transfer of a large number of the retirement plan participants to Marriott in connection with the REIT conversion, which resulted in an increase in the number of participants eligible for distributions, a net settlement loss of $1.3 million was recognized in the three months and six months ended June 30, 2013. Approximately $0.6 million of the net settlement loss related to lump-sum distributions to former employees affected by the REIT conversion and has been classified as REIT conversion costs. Approximately $0.7 million of the net settlement loss related to lump-sum distributions to former employees not affected by the REIT conversion and has been classified as corporate operating expenses.

Net postretirement benefit income reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest cost	$54	$33	$109	$97
Amortization of net actuarial loss	104	142	209	238
Amortization of prior service credit	(328)	(380)	(657)	(665)

Total net postretirement benefit income	$(170)	$(205)	$(339)	$(330)

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

For the three months and six months ended June 30, 2014, the Company recorded income tax expense of $0.6 million and $0.1 million, respectively, related to the current period operations of the Company. This expense is different from the statutory rate primarily due to the non-taxable income of the REIT, partially offset by additional valuation allowance required at the TRSs.

For the three months ended June 30, 2013, the Company recorded an income tax benefit of $1.8 million, consisting of a tax benefit of $2.8 million related to the current period operations of the Company, partially offset by discrete expense of $1.0 million related to an increase in deferred tax liabilities associated with the Company’s REIT conversion. For the six months ended June 30, 2013, the Company recorded an income tax benefit of $68.1 million. This benefit was primarily due to a benefit of $60.4 million related to the Company’s REIT conversion and a benefit of $6.7 million related to the reversal of liabilities associated with unrecognized tax positions, as described below. The Company recorded income tax benefit of $1.0 million related to its current period operations for the six months ended June 30, 2013.

As a result of the Company’s conversion to a REIT, certain net deferred tax liabilities related to the real estate of the Company were reversed, as the REIT will generally not pay federal corporate income tax related to those deferred tax liabilities. In addition, the Company assessed the need for a valuation allowance on the net deferred tax assets of the TRSs. As a result, the Company recorded a net benefit of $60.4 million related to the conversion to a REIT in the six months ended June 30, 2013.

The Internal Revenue Service has completed its examination of the Company’s federal income tax returns for fiscal years 2008, 2009 and 2010. As a result, issues related to 2010 and earlier years have been effectively settled. The Company has not been notified of any other federal or state audits. Due to the favorable resolution of the federal examination, the Company’s reserve for unrecognized tax benefits decreased by $12.4 million during the six months ended June 30, 2013, of which $4.8 million was recorded as an income tax benefit. In addition, the Company recorded a reduction to the related accrued interest of $2.1 million as an income tax benefit in the six months ended June 30, 2013.

At June 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits.

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

In June, the Company agreed to sell to an affiliate of The Peterson Companies (the developer of the National Harbor, Maryland development in which the Gaylord National hotel is located) all of its rights in a letter of intent to which it is a party with The Peterson Companies, which entitles the Company to a portion of such party’s economic interest in the income from the land underlying the new MGM casino project at National Harbor. The Company will receive $26.1 million over three years in exchange for its contractual rights. The sale is expected to close in December of 2014.

Also in June, the Company agreed to purchase from an affiliate of The Peterson Companies a 190-room hotel currently being operated as the Aloft Hotel at National Harbor for a purchase price of $21.8 million. The transaction is scheduled to close in December of 2014 and requires that the property be transferred to the Company unencumbered by any existing hotel franchise or management agreements. The Company expects to re-brand the hotel and to allow Marriott to operate the property in conjunction with the Gaylord National. Simultaneously with the purchase of this hotel, the Company also agreed to acquire from an affiliate of The Peterson Companies a vacant one-half acre parcel of land located in close proximity to Gaylord National, suitable for development of a hotel or other permitted uses. The purchase of the hotel and the land is expected to close in December of 2014.

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

On May 6, 2014, the Company’s board of directors declared the Company’s second quarter 2014 cash dividend in the amount of $0.55 per share of common stock, or an aggregate of approximately $28.0 million in cash, which was paid on July 15, 2014 to stockholders of record as of the close of business on June 27, 2014.

Stock Repurchases

During the six months ended June 30, 2013, the Company repurchased and cancelled approximately 2.3 million shares of its common stock under a previously announced share repurchase program. The shares were repurchased for an aggregate purchase price of $100.0 million, which the Company funded using cash on hand and borrowings under the revolving credit line of the Company’s credit facility.

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

At June 30, 2014 and December 31, 2013, the Company held certain assets, and at June 30, 2014, the Company held certain liabilities, that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan and liabilities associated with a portion of the outstanding common stock warrants associated with the Convertible Notes discussed in Note 7.

The investments held by the Company in connection with its deferred compensation plan consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.

As discussed in Note 7, in the third quarter of 2014, the Company will cash settle 2.4 million in common stock warrants associated with its Convertible Notes, which have been classified as a derivative liability in the accompanying condensed consolidated balance sheet as of June 30, 2014. The Company determined the fair value of these warrants based on the Company’s closing stock price at June 30, 2014 and a pricing grid provided by the counterparty to the warrants that was based on observable inputs. Therefore, the Company has categorized this liability as Level 2.

The Company has consistently applied the above valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of investments it holds.

The Company had no liabilities required to be measured at fair value at December 31, 2013. The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, were as follows (in thousands):

		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$19,156	$19,156	$—	$—

Total assets measured at fair value	$19,156	$19,156	$—	$—

Warrant liability	$55,989	$—	$55,989	$—

Total liabilities measured at fair value	$55,989	$—	$55,989	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$18,883	$18,883	$—	$—

Total assets measured at fair value	$18,883	$18,883	$—	$—

The remainder of the assets and liabilities held by the Company at June 30, 2014 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 6 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in connection with the development of Gaylord National, the Company received two bonds (“Series A Bond” and “Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of

$88.9 million and $62.1 million, respectively, at June 30, 2014. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value at June 30, 2014 and the fair value of the Series B Bond was approximately $40 million at June 30, 2014. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired at June 30, 2014.

At June 30, 2014, the Company had outstanding $232.2 million in aggregate principal amount of Convertible Notes that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on June 30, 2014 was $229.5 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, which the Company considers as Level 2, was approximately $234 million at June 30, 2014.

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

The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Hospitality	$232,930	$222,831	$465,133	$432,412
Opry and Attractions	24,983	22,352	39,231	34,884
Corporate and Other	—	—	—	—

Total	$257,913	$245,183	$504,364	$467,296

Depreciation and amortization:
Hospitality	$26,003	$25,528	$51,517	$52,329
Opry and Attractions	1,231	1,319	2,656	2,685
Corporate and Other	998	2,207	2,062	6,049

Total	$28,232	$29,054	$56,235	$61,063

Operating income (loss):
Hospitality	$46,191	$38,026	$86,207	$61,434
Opry and Attractions	8,341	6,404	8,893	6,284
Corporate and Other	(7,046)	(8,843)	(14,817)	(19,351)
REIT conversion costs	—	(5,420)	—	(20,412)
Casualty loss	—	(17)	—	(49)
Impairment and other charges (non-REIT conversion costs)	—	(1,247)	—	(1,247)

Total operating income	47,486	28,903	80,283	26,659
Interest expense	(15,472)	(17,424)	(31,142)	(30,747)
Interest income	3,038	3,052	6,069	6,103
Loss on extinguishment of debt	(2,148)	—	(2,148)	—
Other gains and (losses), net	(4,349)	53	(4,349)	47

Income before income taxes and discontinued operations	$28,555	$14,584	$48,713	$2,062

15. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

The 5% senior notes were issued by the Operating Partnership and Finco and are guaranteed on a senior unsecured basis by the Company, each of the Company’s four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which guarantees the Operating Partnership’s $1 billion credit facility and the $400 million term loan facility (such subsidiary guarantors, together with the Company, the “Guarantors”). The subsidiary Guarantors are 100% owned, and the guarantees are full and unconditional and joint and several. Not all of the Company’s subsidiaries have guaranteed the Company’s 5% senior notes.

The following condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2014

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$6,627	$—	$1,721,670	$319,665	$—	$2,047,962
Cash and cash equivalents - unrestricted	98	8,604	28	69,113	—	77,843
Cash and cash equivalents - restricted	—	—	—	13,901	—	13,901
Notes receivable	—	—	—	150,959	—	150,959
Trade receivables, less allowance	—	—	—	55,917	—	55,917
Deferred financing costs	—	24,498	—	—	—	24,498
Prepaid expenses and other assets	32	2,670	112,745	52,536	(114,514)	53,469
Intercompany receivables, net	—	—	915,366	22,600	(937,966)	—
Investments	2,124,370	2,767,162	526,644	446,253	(5,864,429)	—

Total assets	$2,131,127	$2,802,934	$3,276,453	$1,130,944	$(6,916,909)	$2,424,549

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$229,461	$1,050,000	$—	$661	$—	$1,280,122
Accounts payable and accrued liabilities	25	8,375	874	242,429	(114,797)	136,906
Deferred income tax liabilities, net	6,504	(15)	722	15,071	—	22,282
Deferred management rights proceeds	—	—	—	184,885	—	184,885
Dividends payable	28,575	—	—	—	—	28,575
Derivative liabilities	55,989	—	—	—	—	55,989
Other liabilities	—	—	76,643	43,649	283	120,575
Intercompany payables, net	881,147	56,819	—	—	(937,966)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	508	1	1	2,387	(2,389)	508
Additional paid-in-capital	1,079,274	1,741,704	2,803,623	1,184,038	(5,729,365)	1,079,274
Treasury stock	(8,002)	—	—	—	—	(8,002)
Accumulated deficit	(142,354)	(53,950)	394,590	(532,957)	(132,675)	(467,346)
Accumulated other comprehensive loss	—	—	—	(9,219)	—	(9,219)

Total stockholders’ equity	929,426	1,687,755	3,198,214	644,249	(5,864,429)	595,215

Total liabilities and stockholders’ equity	$2,131,127	$2,802,934	$3,276,453	$1,130,944	$(6,916,909)	$2,424,549

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,751,479	$316,518	$—	$2,067,997
Cash and cash equivalents - unrestricted	—	714	—	60,865	—	61,579
Cash and cash equivalents - restricted	—	—	—	20,169	—	20,169
Notes receivable	—	—	—	148,350	—	148,350
Trade receivables, less allowance	—	—	—	51,796	(14)	51,782
Deferred financing costs	—	19,306	—	—	—	19,306
Prepaid expenses and other assets	—	3	227,608	58,267	(230,432)	55,446
Intercompany receivables, net	90,184	—	697,908	172,064	(960,156)	—
Investments	2,061,253	2,767,163	526,644	436,828	(5,791,888)	—

Total assets	$2,151,437	$2,787,186	$3,203,639	$1,264,857	$(6,982,490)	$2,424,629

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$293,962	$859,500	$—	$958	$—	$1,154,420
Accounts payable and accrued liabilities	(14)	8,164	1,470	378,448	(230,729)	157,339
Deferred income tax liabilities, net	6,528	(15)	654	15,950	—	23,117
Deferred management rights proceeds	—	—	—	186,346	—	186,346
Dividends payable	25,780	—	—	—	—	25,780
Other liabilities	—	—	73,673	45,976	283	119,932
Intercompany payables, net	733,376	211,925	14,855	—	(960,156)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	505	1	1	2,387	(2,389)	505
Additional paid-in-capital	1,228,845	1,741,704	2,803,623	1,184,038	(5,729,365)	1,228,845
Treasury stock	(7,766)	—	—	—	—	(7,766)
Accumulated deficit	(129,779)	(34,093)	309,363	(540,127)	(60,134)	(454,770)
Accumulated other comprehensive loss	—	—	—	(9,119)	—	(9,119)

Total stockholders’ equity	1,091,805	1,707,612	3,112,987	637,179	(5,791,888)	757,695

Total liabilities and stockholders’ equity	$2,151,437	$2,787,186	$3,203,639	$1,264,857	$(6,982,490)	$2,424,629

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2014

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$99,376	$—	$99,376
Food and beverage	—	—	—	103,357	—	103,357
Other hotel revenue	—	—	74,926	34,723	(79,452)	30,197
Opry and Attractions	84	—	—	24,929	(30)	24,983

Total revenues	84	—	74,926	262,385	(79,482)	257,913
Operating expenses:
Rooms	—	—	—	27,910	—	27,910
Food and beverage	—	—	—	61,058	—	61,058
Other hotel expenses	—	—	11,167	131,478	(74,829)	67,816
Management fees	—	—	—	3,952	—	3,952

Total hotel operating expenses	—	—	11,167	224,398	(74,829)	160,736
Opry and Attractions	—	—	—	15,442	(31)	15,411
Corporate	19	316	—	5,713	—	6,048
Corporate overhead allocation	2,579	—	2,043	—	(4,622)	—
Depreciation and amortization	21	—	14,915	13,296	—	28,232

Total operating expenses	2,619	316	28,125	258,849	(79,482)	210,427

Operating income (loss)	(2,535)	(316)	46,801	3,536	—	47,486

Interest expense	(5,437)	(10,034)	—	(1)	—	(15,472)
Interest income	—	—	—	3,038	—	3,038
Loss on extinguishment of debt	(2,148)	—	—	—	—	(2,148)
Other gains and (losses), net	(4,496)	—	—	147	—	(4,349)

Income (loss) before income taxes and discontinued operations	(14,616)	(10,350)	46,801	6,720	—	28,555
(Provision) benefit for income taxes	41	—	(515)	(102)	—	(576)
Equity in subsidiaries’ earnings, net	42,566	—	—	—	(42,566)	—

Income (loss) from continuing operations	27,991	(10,350)	46,286	6,618	(42,566)	27,979
Income from discontinued operations, net of taxes	—	—	—	12	—	12

Net income (loss)	$27,991	$(10,350)	$46,286	$6,630	$(42,566)	$27,991

Comprehensive income (loss)	$27,944	$(10,350)	$46,286	$6,583	$(42,519)	$27,944

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2013

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$96,073	$—	$96,073
Food and beverage	—	—	—	99,309	—	99,309
Other hotel revenue	—	—	66,836	31,729	(71,116)	27,449
Opry and Attractions	—	—	—	22,352	—	22,352

Total revenues	—	—	66,836	249,463	(71,116)	245,183
Operating expenses:
Rooms	—	—	—	26,564	—	26,564
Food and beverage	—	—	—	60,406	—	60,406
Other hotel expenses	—	—	10,069	125,980	(67,466)	68,583
Management fees	—	—	—	3,724	—	3,724

Total hotel operating expenses	—	—	10,069	216,674	(67,466)	159,277
Opry and Attractions	—	—	—	14,629	—	14,629
Corporate	—	(181)	2	6,815	—	6,636
Corporate overhead allocation	2,120	—	1,530	—	(3,650)	—
REIT conversion costs	—	—	—	5,420	—	5,420
Casualty loss	—	—	—	17	—	17
Impairment and other charges	—	—	1,247	—	—	1,247
Depreciation and amortization	—	—	14,937	14,117	—	29,054

Total operating expenses	2,120	(181)	27,785	257,672	(71,116)	216,280

Operating income (loss)	(2,120)	181	39,051	(8,209)	—	28,903
Interest expense	(7,537)	(9,875)	—	(12)	—	(17,424)
Interest income	—	—	—	3,052	—	3,052
Other gains and (losses), net	—	—	—	53	—	53

Income (loss) before income taxes and discontinued operations	(9,657)	(9,694)	39,051	(5,116)	—	14,584
(Provision) benefit for income taxes	—	(3)	(922)	2,709	—	1,784
Equity in subsidiaries’ earnings, net	26,036	—	—	—	(26,036)	—

Income (loss) from continuing operations	16,379	(9,697)	38,129	(2,407)	(26,036)	16,368
Income from discontinued operations, net of taxes	—	—	—	11	—	11

Net income (loss)	$16,379	$(9,697)	$38,129	$(2,396)	$(26,036)	$16,379

Comprehensive income (loss)	$24,789	$(9,697)	$38,129	$6,014	$(34,446)	$24,789

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2014

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$190,458	$—	$190,458
Food and beverage	—	—	—	213,428	—	213,428
Other hotel revenue	—	—	142,786	70,468	(152,007)	61,247
Opry and Attractions	84	—	—	39,178	(31)	39,231

Total revenues	84	—	142,786	513,532	(152,038)	504,364
Operating expenses:
Rooms	—	—	—	56,460	—	56,460
Food and beverage	—	—	—	124,240	—	124,240
Other hotel expenses	—	—	22,868	258,623	(142,645)	138,846
Management fees	—	—	—	7,863	—	7,863

Total hotel operating expenses	—	—	22,868	447,186	(142,645)	327,409
Opry and Attractions	—	—	—	27,713	(31)	27,682
Corporate	19	620	1	12,115	—	12,755
Corporate overhead allocation	5,399	—	3,963	—	(9,362)	—
Depreciation and amortization	21	—	29,817	26,397	—	56,235

Total operating expenses	5,439	620	56,649	513,411	(152,038)	424,081

Operating income (loss)	(5,355)	(620)	86,137	121	—	80,283

Interest expense	(11,896)	(19,237)	—	(9)	—	(31,142)
Interest income	—	—	—	6,069	—	6,069
Loss on extinguishment of debt	(2,148)	—	—	—	—	(2,148)
Other gains and (losses), net	(4,496)	—	—	147	—	(4,349)

Income (loss) before income taxes and discontinued operations	(23,895)	(19,857)	86,137	6,328	—	48,713
(Provision) benefit for income taxes	—	—	(911)	819	—	(92)
Equity in subsidiaries’ earnings, net	72,539	—	—	—	(72,539)	—

Income (loss) from continuing operations	48,644	(19,857)	85,226	7,147	(72,539)	48,621
Income from discontinued operations, net of taxes	—	—	—	23	—	23

Net income (loss)	$48,644	$(19,857)	$85,226	$7,170	$(72,539)	$48,644

Comprehensive income (loss)	$48,544	$(19,857)	$85,226	$7,070	$(72,439)	$48,544

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$181,582	$—	$181,582
Food and beverage	—	—	—	197,497	—	197,497
Other hotel revenue	—	—	136,515	62,317	(145,499)	53,333
Opry and Attractions	—	—	—	34,884	—	34,884

Total revenues	—	—	136,515	476,280	(145,499)	467,296
Operating expenses:
Rooms	—	—	—	51,651	—	51,651
Food and beverage	—	—	—	121,654	—	121,654
Other hotel expenses	—	—	22,500	253,425	(137,774)	138,151
Management fees	—	—	—	7,193	—	7,193

Total hotel operating expenses	—	—	22,500	433,923	(137,774)	318,649
Opry and Attractions	—	—	—	25,915	—	25,915
Corporate	—	666	2	12,634	—	13,302
Corporate overhead allocation	2,120	—	5,605	—	(7,725)	—
REIT conversion costs	—	—	—	20,412	—	20,412
Casualty loss	—	—	—	49	—	49
Impairment and other charges	—	—	1,247	—	—	1,247
Depreciation and amortization	—	—	29,887	31,176	—	61,063

Total operating expenses	2,120	666	59,241	524,109	(145,499)	440,637

Operating income (loss)	(2,120)	(666)	77,274	(47,829)	—	26,659
Interest expense	(15,906)	(14,813)	—	(28)	—	(30,747)
Interest income	—	—	—	6,103	—	6,103
Other gains and (losses), net	—	—	—	47	—	47

Income (loss) before income taxes and discontinued operations	(18,026)	(15,479)	77,274	(41,707)	—	2,062
(Provision) benefit for income taxes	(222)	(2,031)	142,217	(71,888)	—	68,076
Equity in subsidiaries’ earnings, net	88,407	—	—	—	(88,407)	—

Income (loss) from continuing operations	70,159	(17,510)	219,491	(113,595)	(88,407)	70,138
Income from discontinued operations, net of taxes	—	—	—	21	—	21

Net income (loss)	$70,159	$(17,510)	$219,491	$(113,574)	$(88,407)	$70,159

Comprehensive income (loss)	$79,731	$(17,510)	$219,491	$(104,002)	$(97,979)	$79,731

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$235,131	$(174,452)	$35	$31,200	$—	$91,914
Net cash used in discontinued operating activities	—	—	—	(205)	—	(205)

Net cash provided by (used in) operating activities	235,131	(174,452)	35	30,995	—	91,709

Purchases of property and equipment	(6,649)	—	(7)	(29,117)	—	(35,773)
Increase in restricted cash and cash equivalents	—	—	—	6,268	—	6,268
Other investing activities	—	—	—	398	—	398

Net cash used in investing activities - continuing operations	(6,649)	—	(7)	(22,451)	—	(29,107)
Net cash used in investing activities - discontinued operations	—	—	—	—	—	—

Net cash used in investing activities	(6,649)	—	(7)	(22,451)	—	(29,107)

Net borrowings under credit facility	—	190,500	—	—	—	190,500
Repurchase and conversion of convertible notes	(126,541)	—	—	—	—	(126,541)
Repurchase of common stock warrants	(50,775)	—	—	—	—	(50,775)
Deferred financing costs paid	—	(8,158)	—	—	—	(8,158)
Payment of dividend	(53,389)	—	—	—	—	(53,389)
Proceeds from exercise of stock option and purchase plans	2,309	—	—	—	—	2,309
Excess tax benefit from stock-based compensation	12	—	—	—	—	12
Other financing activities, net	—	—	—	(296)	—	(296)

Net cash provided by (used in) financing activities - continuing operations	(228,384)	182,342	—	(296)	—	(46,338)
Net cash used in financing activities - discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	(228,384)	182,342	—	(296)	—	(46,338)

Net change in cash and cash equivalents	98	7,890	28	8,248	—	16,264
Cash and cash equivalents at beginning of period	—	714	—	60,865	—	61,579

Cash and cash equivalents at end of period	$98	$8,604	$28	$69,113	$—	$77,843

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$272,882	$(251,957)	$1,316	$(31,228)	$—	$(8,987)
Net cash provided by discontinued operating activities	—	—	—	79	—	79

Net cash provided by (used in) operating activities	272,882	(251,957)	1,316	(31,149)	—	(8,908)

Purchases of property and equipment	—	—	(721)	(14,460)	—	(15,181)
Increase in restricted cash and cash equivalents	—	—	—	(8,273)	—	(8,273)
Other investing activities	—	—	—	226	—	226

Net cash used in investing activities - continuing operations	—	—	(721)	(22,507)	—	(23,228)
Net cash used in investing activities - discontinued operations	—	—	—	—	—	—

Net cash used in investing activities	—	—	(721)	(22,507)	—	(23,228)

Net repayments under credit facility	—	(82,000)	—	—	—	(82,000)
Issuance of senior notes	—	350,000	—	—	—	350,000
Early redemption of senior notes	(152,180)	—	—	—	—	(152,180)
Deferred financing costs paid	—	(15,395)	—	—	—	(15,395)
Repurchase of Company stock for retirement	(100,028)	—	—	—	—	(100,028)
Payment of dividend	(25,823)	—	—	—	—	(25,823)
Proceeds from exercise of stock option and purchase plans	5,145	—	—	—	—	5,145
Excess tax benefit from stock-based compensation	4	—	—	—	—	4
Other financing activities, net	—	—	—	(357)	—	(357)

Net cash provided by (used in) financing activities - continuing operations	(272,882)	252,605	—	(357)	—	(20,634)
Net cash used in financing activities - discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	(272,882)	252,605	—	(357)	—	(20,634)

Net change in cash and cash equivalents	—	648	595	(54,013)	—	(52,770)
Cash and cash equivalents at beginning of period	—	—	(595)	97,765	—	97,170

Cash and cash equivalents at end of period	$—	$648	$—	$43,752	$—	$44,400

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Ryman Hospitality Properties, Inc. (“Ryman”) is a Delaware corporation that conducts its operations so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company conducts its business through an umbrella partnership REIT, in which its assets are held by, and operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”). RHP Finance Corporation, a Delaware corporation (“Finco”) was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10-Q and Ryman’s other reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this report, we use the terms, the “Company,” “we” or “our” to refer to Ryman Hospitality Properties, Inc. and its subsidiaries unless the context indicates otherwise.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2013, appearing in our Annual Report on Form 10-K that was filed with the SEC on February 28, 2014.

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

For much of 2013, our Gaylord Hotels properties experienced difficulties in in-the-year, for-the-year sales booking levels, as overall weakness in the group sector and difficulties related to the management transition to Marriott impacted our results. Joint efforts with Marriott resulted in improvements in the latter half of 2013 in both bookings and the realization of cost synergies, and these improvements have continued into 2014. We are continuing to work with Marriott in these areas to pursue further improvement going forward.

See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

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

We have segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months and six months ended June 30, 2013, we incurred $5.4 million and $20.4 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during the three months ended June 30, 2013 include employment and severance costs ($2.7 million), professional fees ($0.9 million), and various other transition costs ($1.8 million). REIT conversion costs incurred during the six months ended June 30, 2013 include employment and severance costs ($13.9 million), professional fees ($2.0 million), and various other transition costs ($4.5 million). No REIT conversion costs were incurred during the three months and six months ended June 30, 2014.

Dividend Policy

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) or 100% of REIT taxable income, whichever is greater. On February 28, 2014, our board of directors declared our first quarter 2014 cash dividend in the amount of $0.55 per share of common stock, or an aggregate of approximately $27.9 million in cash, which was paid on April 14, 2014 to stockholders of record as of the close of business on March 28, 2014. On May 6, 2014, our board of directors declared our second quarter 2014 cash dividend in the amount of $0.55 per share of common stock, or an aggregate of approximately $28.0 million in cash, which was paid on July 15, 2014 to stockholders of record as of the close of business on June 27, 2014. We currently plan to pay a quarterly cash dividend of $0.55 per share in October 2014 and January 2015. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

Convertible Note Repurchases and Conversions and Term Loan Financing

As further described below in “Liquidity and Capital Resources – Principal Debt Agreements,” (i) in April 2014, we repurchased and cancelled $56.3 million in aggregate principal amount of our 3.75% convertible notes in private transactions for aggregate consideration of $120.2 million, (ii) in June 2014, we settled the conversion of $15.3 million of our 3.75% convertible notes that were converted by holders for aggregate consideration of $33.4 million, (iii) in June 2014, we cash settled 2.4 million warrants associated with our 3.75% convertible notes for total consideration of $50.8 million, (iv) in June 2014, we entered into a $400.0 million term loan facility, and (v) in the third quarter of 2014, we will cash settle an additional 2.4 million warrants associated with our 3.75% convertible notes.

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

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National and the Inn at Opryland.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions, which are owned in TRSs.

•	Corporate and Other, consisting of our corporate expenses.

For the three months and six months ended June 30, 2014 and 2013, our total revenues were divided among these business segments as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2014	2013	2014	2013
Hospitality	90%	91%	92%	93%
Opry and Attractions	10%	9%	8%	7%
Corporate and Other	0%	0%	0%	0%

Key Performance Indicators

The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels, which are managed by Marriott. These factors impact the price that Marriott can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. The following key performance indicators are commonly used in the hospitality REIT industry:

•	hotel occupancy – a volume indicator;

•	average daily rate (“ADR”) – a price indicator calculated by dividing room revenue by the number of rooms sold;

•	Revenue per Available Room (“RevPAR”) –a summary measure of hotel results calculated by dividing room revenue by room nights available to guests for the period;

•	Total Revenue per Available Room (“Total RevPAR”) – a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period; and

•	Net Definite Group Room Nights Booked – a volume indicator which represents, on an aggregate basis, the total number of definite group bookings for future room nights at our hotel properties confirmed during the applicable period, net of cancellations.

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and six months ended June 30, 2014 and 2013. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Unaudited Three Months Ended June 30,				Unaudited Six Months Ended June 30,
	2014	%	2013	%	2014	%	2013	%
Income Statement Data:
REVENUES:
Rooms	$99,376	38.5%	$96,073	39.2%	$190,458	37.8%	$181,582	38.9%
Food and beverage	103,357	40.1%	99,309	40.5%	213,428	42.3%	197,497	42.3%
Other hotel revenue	30,197	11.7%	27,449	11.2%	61,247	12.1%	53,333	11.4%
Opry and Attractions	24,983	9.7%	22,352	9.1%	39,231	7.8%	34,884	7.5%

Total revenues	257,913	100.0%	245,183	100.0%	504,364	100.0%	467,296	100.0%

OPERATING EXPENSES:
Rooms	27,910	10.8%	26,564	10.8%	56,460	11.2%	51,651	11.1%
Food and beverage	61,058	23.7%	60,406	24.6%	124,240	24.6%	121,654	26.0%
Other hotel expenses	67,816	26.3%	68,583	28.0%	138,846	27.5%	138,151	29.6%
Management fees	3,952	1.5%	3,724	1.5%	7,863	1.6%	7,193	1.5%
Opry and Attractions	15,411	6.0%	14,629	6.0%	27,682	5.5%	25,915	5.5%
Corporate	6,048	2.3%	6,636	2.7%	12,755	2.5%	13,302	2.8%
REIT conversion costs	—	0.0%	5,420	2.2%	—	0.0%	20,412	4.4%
Casualty loss	—	0.0%	17	0.0%	—	0.0%	49	0.0%
Impairment and other charges	—	0.0%	1,247	0.5%	—	0.0%	1,247	0.3%
Depreciation and amortization:
Hospitality	26,003	10.1%	25,528	10.4%	51,517	10.2%	52,329	11.2%
Opry and Attractions	1,231	0.5%	1,319	0.5%	2,656	0.5%	2,685	0.6%
Corporate and Other	998	0.4%	2,207	0.9%	2,062	0.4%	6,049	1.3%

Total depreciation and amortization	28,232	10.9%	29,054	11.8%	56,235	11.1%	61,063	13.1%

Total operating expenses	210,427	81.6%	216,280	88.2%	424,081	84.1%	440,637	94.3%

OPERATING INCOME (LOSS):
Hospitality	46,191	19.8%	38,026	17.1%	86,207	18.5%	61,434	14.2%
Opry and Attractions	8,341	33.4%	6,404	28.7%	8,893	22.7%	6,284	18.0%
Corporate and Other	(7,046)	(A )	(8,843)	(A )	(14,817)	(A )	(19,351)	(A )
REIT conversion costs	—	(A )	(5,420)	(A )	—	(A )	(20,412)	(A )
Casualty loss	—	(A )	(17)	(A )	—	(A )	(49)	(A )
Impairment and other charges	—	(A )	(1,247)	(A )	—	(A )	(1,247)	(A )

Total operating income	47,486	18.4%	28,903	11.8%	80,283	15.9%	26,659	5.7%
Interest expense	(15,472)	(A )	(17,424)	(A )	(31,142)	(A )	(30,747)	(A )
Interest income	3,038	(A )	3,052	(A )	6,069	(A )	6,103	(A )
Loss on extinguishment of debt	(2,148)	(A )	—	(A )	(2,148)	(A )	—	(A )
Other gains and (losses), net	(4,349)	(A )	53	(A )	(4,349)	(A )	47	(A )
Benefit (provision) for income taxes	(576)	(A )	1,784	(A )	(92)	(A )	68,076	(A )
Income from discontinued operations, net	12	(A )	11	(A )	23	(A )	21	(A )

Net income	27,991	(A )	16,379	(A )	48,644	(A )	70,159	(A )
Loss on call spread and warrant modifications related to convertible notes	(4,952)	(A )	(4,869)	(A )	(4,952)	(A )	(4,869)	(A )

Net income available to common shareholders	$23,039	(A )	$11,510	(A )	$43,692	(A )	$65,290	(A )

(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results

The following table summarizes our financial results for the three months and six months ended June 30, 2014 and 2013 (in thousands, except percentages and per share data):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Total revenues	$257,913	$245,183	5.2%	$504,364	$467,296	7.9%
Total operating expenses	210,427	216,280	-2.7%	424,081	440,637	-3.8%
Operating income	47,486	28,903	64.3%	80,283	26,659	201.1%
Net income	27,991	16,379	70.9%	48,644	70,159	-30.7%
Net income available to common shareholders	23,039	11,510	100.2%	43,692	65,290	-33.1%
Net income per share available to common shareholders - fully diluted	0.38	0.18	111.1%	0.73	0.99	-26.3%

Total Revenues

The increase in our total revenues for the three months ended June 30, 2014, as compared to the same period in 2013, is attributable to increases in our Hospitality segment and Opry and Attractions segment revenues for the 2014 period of $10.1 million and $2.6 million, respectively, as discussed more fully below. The increase in our total revenues for the six months ended June 30, 2014, as compared to the same period in 2013, is attributable to increases in our Hospitality segment and Opry and Attractions segment revenues for the 2014 period of $32.7 million and $4.3 million, respectively, as discussed more fully below. Total Hospitality revenues in the three months and six months ended June 30, 2014 include $2.8 million and $5.1 million, respectively, in attrition and cancellation fee collections, an increase of $1.5 million and $2.1 million from the 2013 periods, respectively.

Total Operating Expenses

The decrease in our total operating expenses for the three months and six months ended June 30, 2014, as compared to the same periods in 2013, is primarily due to a lack of REIT conversion costs during the 2014 periods, as compared to $5.4 million and $20.4 million in the 2013 periods, respectively, and a decrease in depreciation and amortization during the six-month 2014 period of $4.8 million, partially offset by an increase in hotel operating expenses during the six-month 2014 period of $8.8 million, as discussed more fully below.

Net Income

Our net income of $28.0 million for the three months ended June 30, 2014, as compared to net income of $16.4 million for the same period in 2013, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $4.4 million decrease in other gains and losses, net during the 2014 period, as compared to the 2013 period, primarily associated with losses on the change in the fair value of derivative liabilities associated with portions of the warrants related to our 3.75% convertible notes.

•	A provision for income taxes of $0.6 million during the 2014 period, as compared to a benefit for income taxes of $1.8 million in the 2013 period.

•	A $2.1 million loss on the extinguishment of debt associated with the repurchase and conversion of portions of our 3.75% convertible notes during the 2014 period.

•	A $2.0 million decrease in interest expense during the 2014 period, as compared to the 2013 period.

Our net income of $48.6 million for the six months ended June 30, 2014, as compared to net income of $70.2 million for the same period in 2013, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A provision for income taxes of $0.1 million during the 2014 period, as compared to a benefit for income taxes of $68.1 million in the 2013 period.

•	A $4.4 million decrease in other gains and losses, net during the 2014 period, as compared to the 2013 period, primarily associated with losses on the change in the fair value of derivative liabilities related to portions of the warrants associated with our 3.75% convertible notes.

•	A $2.1 million loss on the extinguishment of debt associated with the repurchase and conversion of portions of our 3.75% convertible notes during the 2014 period.

Factors and Trends Contributing to Operating Performance

The most important factors and trends contributing to our operating performance during the three months and six months ended June 30, 2014 described herein were:

•	Increased outside-the-room spending at three of our hotel properties during the three-month period and each of our properties during the six-month period (a net increase for all of our hotel properties of 5.4% and 9.6%, respectively, during the 2014 periods, as compared to the 2013 periods) primarily due to increased levels of premium groups and the resulting increase in banquet revenues.

•	Increased occupancy at Gaylord Opryland and Gaylord National (an increase of 5.8 and 2.0 percentage points of occupancy, respectively, for Gaylord Opryland and an increase of 3.6 and 6.0 percentage points of occupancy, respectively, for Gaylord National for the 2014 periods as compared to the 2013 periods) primarily as a result of an increase in corporate and association group room nights.

•	Increased ADR at Gaylord Opryland and Gaylord Texan (an increase of 5.0% and 6.3%, respectively, for Gaylord Opryland and an increase of 4.0% and 3.8%, respectively, for Gaylord Texan for the 2014 periods as compared to the 2013 periods) primarily as a result of increases for both groups and transient.

•	In-the-year, for-the-year cancellations for the 2014 periods decreased 57.2% and 67.9%, respectively, as compared to the 2013 periods.

•	The 2013 periods included $5.4 million and $20.4 million, respectively, in REIT conversion costs which did not recur in the 2014 period.

•	Decreased attrition levels for the three-month 2014 period, as compared to the 2013 period, which contributed to the increase in operating income, RevPAR and Total RevPAR. Attrition for the three-month 2014 period was 11.1% of bookings, compared to 12.9% in the 2013 period.

•	Increased net definite group room nights booked (an increase of 150.5% and 12.6%, respectively, for the 2014 periods as compared to the 2013 periods).

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and six months ended June 30, 2014 and 2013 (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Rooms	$99,376	$96,073	3.4%	$190,458	$181,582	4.9%
Food and beverage	103,357	99,309	4.1%	213,428	197,497	8.1%
Other hotel revenue	30,197	27,449	10.0%	61,247	53,333	14.8%

Total hospitality revenue	232,930	222,831	4.5%	465,133	432,412	7.6%
Hospitality operating expenses:
Rooms	27,910	26,564	5.1%	56,460	51,651	9.3%
Food and beverage	61,058	60,406	1.1%	124,240	121,654	2.1%
Other hotel expenses	67,816	68,583	-1.1%	138,846	138,151	0.5%
Management fees	3,952	3,724	6.1%	7,863	7,193	9.3%
Depreciation and amortization	26,003	25,528	1.9%	51,517	52,329	-1.6%

Total Hospitality operating expenses	186,739	184,805	1.0%	378,926	370,978	2.1%

Hospitality operating income (1)	$46,191	$38,026	21.5%	$86,207	$61,434	40.3%

Hospitality performance metrics:
Occupancy	74.3%	73.9%	0.5%	72.4%	70.7%	2.4%
ADR	$181.44	$176.33	2.9%	$179.50	$175.15	2.5%
RevPAR (2)	$134.85	$130.37	3.4%	$129.94	$123.88	4.9%
Total RevPAR (3)	$316.09	$302.29	4.6%	$317.34	$294.93	7.6%
Net Definite Group Room Nights Booked	476,000	190,000	150.5%	726,000	645,000	12.6%

(1)	Hospitality segment operating income does not include REIT conversion costs of $1.2 million and $7.0 million during the three months and six months ended June 30, 2013, respectively. See the discussion of REIT conversion costs set forth below.
(2)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(3)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The increase in total Hospitality segment revenue in the three months ended June 30, 2014, as compared to the same period in 2013, is primarily due to increases of $6.1 million and $6.0 million at Gaylord National and Gaylord Opryland, respectively, partially offset by a decrease of $1.9 million at Gaylord Palms. The increase in total Hospitality segment revenue in the six months ended June 30, 2014, as compared to the same period in 2013, is primarily due to increases of $12.0 million, $9.9 million, $6.2 million and $4.0 million at Gaylord National, Gaylord Opryland, Gaylord Texan and Gaylord Palms, respectively. The increase in both periods is primarily a result of increased outside-the-room spending during the 2014 periods as a result of an increase in premium group and transient business discussed below.

The percentage of group versus transient business based on rooms sold for our hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Group	77%	77%	79%	79%
Transient	23%	23%	21%	21%

The increase in rooms operating expenses in the three months and six months ended June 30, 2014, as compared to the same periods in 2013, is primarily attributable to increases at Gaylord National, Gaylord Texan and Gaylord Opryland, as described below.

The increase in food and beverage operating expenses in the three months and six months ended June 30, 2014, as compared to the same periods in 2013, is primarily attributable to an increase at Gaylord National, as described below.

Other hotel expenses for the three months and six months ended June 30, 2014 and 2013 consist of the following (in thousands):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Administrative employment costs	$22,165	$22,787	-2.7%	$47,210	$49,060	-3.8%
Utilities	7,086	6,663	6.3%	13,822	12,749	8.4%
Property taxes	7,988	6,276	27.3%	16,182	14,836	9.1%
Other	30,577	32,857	-6.9%	61,632	61,506	0.2%

Total other hotel expenses	$67,816	$68,583	-1.1%	$138,846	$138,151	0.5%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs decreased during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to decreases at Gaylord Texan and Gaylord Opryland. Utility costs increased during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to increases at Gaylord National and Gaylord Texan as a result of colder weather conditions. Property taxes increased during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of an increase at Gaylord Opryland due to an increased valuation. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, decreased during the three months ended June 30, 2014, as compared to the same period in 2013, primarily as a result of decreases at each of our hotel properties. Other expenses remained stable during the six months ended June 30, 2014, as compared to the same period in 2013.

As discussed above, each of our management agreements with Marriott requires us to pay Marriott a base management fee of 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. In the three months ended June 30, 2014 and 2013, we accrued $4.7 million and $4.5 million, respectively, and in the six months ended June 30, 2014 and 2013, we accrued $9.3 million and $8.7 million, respectively, in total base management fees to Marriott related to our Hospitality segment properties. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 2 to the accompanying condensed consolidated financial statements included herein. We did not accrue an incentive management fee to Marriott related to our Hospitality segment properties during the three months or six months ended June 30, 2014 or 2013.

Total Hospitality segment depreciation and amortization expense increased in the three months ended June 30, 2014, as compared to the same period in 2013, primarily as a result of an increase at Gaylord Texan, as described below. Total Hospitality segment depreciation and amortization decreased in the six months ended June 30, 2014, as compared to the same period in 2013, primarily as a result of decreases at Gaylord Opryland and Gaylord National, partially offset by an increase at Gaylord Texan, as described below.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and six months ended June 30, 2014 and 2013.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and six months ended June 30, 2014 and 2013 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Rooms	$33,398	$29,405	13.6%	$63,529	$58,134	9.3%
Food and beverage	27,432	27,262	0.6%	59,368	57,717	2.9%
Other hotel revenue	10,880	9,040	20.4%	21,323	18,464	15.5%

Total revenue	71,710	65,707	9.1%	144,220	134,315	7.4%
Operating expenses:
Rooms	8,710	8,217	6.0%	17,415	16,111	8.1%
Food and beverage	16,252	17,065	-4.8%	34,477	35,039	-1.6%
Other hotel expenses	20,632	20,175	2.3%	41,613	40,543	2.6%
Management fees	1,206	1,079	11.8%	2,421	2,217	9.2%
Depreciation and amortization	7,877	8,178	-3.7%	15,754	16,702	-5.7%

Total operating expenses	54,677	54,714	-0.1%	111,680	110,612	1.0%
Performance metrics:
Occupancy	76.4%	70.6%	8.2%	72.5%	70.5%	2.8%
ADR	$166.71	$158.78	5.0%	$168.05	$158.06	6.3%
RevPAR	$127.34	$112.12	13.6%	$121.79	$111.44	9.3%
Total RevPAR	$273.42	$250.17	9.3%	$276.47	$257.24	7.5%

Rooms revenue and RevPAR increased at Gaylord Opryland during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily a result of the increase in occupancy, due to an increase in group business, and the increase in ADR, which was due to a favorable mix shift to more premium corporate and association groups, as well as an increase in transient rate. Rooms expenses increased during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of increased variable expenses associated with the increase in occupancy.

The increase in food and beverage revenue at Gaylord Opryland during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, was primarily due to increased banquet and food and beverage outlet revenues related to the mix shift discussed above. Food and beverage expenses decreased in the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of decreases in food cost and employment costs.

Other revenue increased at Gaylord Opryland during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of an increase in attrition and cancellation fee collections and an increase in ancillary revenues, such as parking and resort fees related to the increase in occupancy. Other hotel expenses increased in the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to increased sales and marketing costs associated with the increase in premium group rooms, partially offset by decreased employment costs due to eliminated or open positions.

Depreciation and amortization decreased at Gaylord Opryland during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of furniture, fixtures and equipment placed in service during a 2005 rooms renovation becoming fully depreciated during 2013.

Gaylord Palms Results. The results of Gaylord Palms for the three months and six months ended June 30, 2014 and 2013 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Rooms	$15,662	$16,529	-5.2%	$35,085	$34,557	1.5%
Food and beverage	19,427	20,808	-6.6%	45,259	44,528	1.6%
Other hotel revenue	5,398	5,052	6.8%	12,465	9,746	27.9%

Total revenue	40,487	42,389	-4.5%	92,809	88,831	4.5%
Operating expenses:
Rooms	3,940	4,443	-11.3%	8,601	8,955	-4.0%
Food and beverage	11,434	11,422	0.1%	24,914	24,517	1.6%
Other hotel expenses	15,156	15,355	-1.3%	31,469	31,995	-1.6%
Management fees	699	719	-2.8%	1,617	1,527	5.9%
Depreciation and amortization	4,526	4,454	1.6%	9,038	8,980	0.6%

Total operating expenses	35,755	36,393	-1.8%	75,639	75,974	-0.4%
Performance metrics:
Occupancy	72.3%	78.3%	-7.7%	78.1%	79.1%	-1.3%
ADR	$169.35	$165.06	2.6%	$176.57	$171.71	2.8%
RevPAR	$122.41	$129.18	-5.2%	$137.86	$135.79	1.5%
Total RevPAR	$316.44	$331.31	-4.5%	$364.69	$350.57	4.0%

Rooms revenue and RevPAR decreased at Gaylord Palms during the three months ended June 30, 2014, as compared to the same period in 2013, due to a decrease in occupancy, due to a decrease in both group and transient rooms, partially offset by an increase in group and transient ADR. Rooms revenue and RevPAR increased at Gaylord Palms during the six months ended June 30, 2014, as compared to the same period in 2013, due to an increase in ADR, as a result of increased transient rate. Rooms expenses decreased during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of decreased variable expenses associated with the decrease in occupancy.

The decrease in food and beverage revenue at Gaylord Palms during the three months ended June 30, 2014, as compared to the same period in 2013, was primarily due to the decrease in group rooms discussed above and the resulting decrease in banquet revenue. Food and beverage expenses remained relatively stable in the three months and six months ended June 30, 2014, as compared to the same periods in 2013.

Other revenue at Gaylord Palms increased during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of an increase in attrition and cancellation fee collections. In addition, the six-month period benefited from increased special events revenue in January 2014 as compared to the prior year period relating to the end of our annual Christmas programs in January. Other hotel expenses decreased slightly in the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of decreased sales and marketing costs.

Depreciation and amortization were stable at Gaylord Palms during the three months and six months ended June 30, 2014, as compared to the same periods in 2013.

Gaylord Texan Results. The results of Gaylord Texan for the three months and six months ended June 30, 2014 and 2013 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Rooms	$16,504	$17,874	-7.7%	$34,058	$34,119	-0.2%
Food and beverage	20,685	20,471	1.0%	47,598	42,474	12.1%
Other hotel revenue	6,398	5,589	14.5%	13,143	12,022	9.3%

Total revenue	43,587	43,934	-0.8%	94,799	88,615	7.0%
Operating expenses:
Rooms	4,359	4,383	-0.5%	9,977	8,573	16.4%
Food and beverage	12,104	12,655	-4.4%	25,967	25,906	0.2%
Other hotel expenses	12,681	14,616	-13.2%	28,256	28,885	-2.2%
Management fees	705	712	-1.0%	1,562	1,439	8.5%
Depreciation and amortization	4,887	4,363	12.0%	9,410	8,817	6.7%

Total operating expenses	34,736	36,729	-5.4%	75,172	73,620	2.1%
Performance metrics:
Occupancy	65.1%	73.4%	-11.3%	68.1%	70.8%	-3.8%
ADR	$184.35	$177.18	4.0%	$182.88	$176.20	3.8%
RevPAR	$120.03	$129.99	-7.7%	$124.53	$124.75	-0.2%
Total RevPAR	$316.99	$319.69	-0.8%	$346.63	$324.21	6.9%

Rooms revenue and RevPAR decreased at Gaylord Texan during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, due to decreased occupancy, as a result of a decrease in both group and transient rooms, partially offset by increased ADR for both groups and transient. These decreases in rooms revenue, occupancy and RevPAR were impacted by a rooms renovation project at Gaylord Texan, which resulted in approximately 15,700 and 26,400 room nights out of service in the three months and six months ended June 30, 2014. The rooms renovation project is currently projected to be completed in the third quarter of 2014. Rooms expenses increased during the three months and six months ended 30, 2014, as compared to the same periods in 2013, primarily due to an increase in non-capitalized costs associated with the rooms renovation project.

The increase in food and beverage revenue at Gaylord Texan during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, was primarily due to an increase in banquet revenue. Food and beverage expenses decreased in the three months and was stable in the six months ended June 30, 2014, as compared to the same periods in 2013, as a result of a decrease in food cost and employment costs.

Other revenue at Gaylord Texan increased during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of increased technology revenue associated with group business. The increase in other hotel revenue in the six-month period was also attributable to increased special events revenue in January 2014 as compared to the prior year period relating to the end of our annual Christmas programs in January. Other hotel expenses decreased in the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of decreased employment costs due to eliminated or open positions.

Depreciation and amortization increased at Gaylord Texan during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of capital expenditures associated with the ongoing rooms renovation.

Gaylord National Results. The results of Gaylord National for the three months and six months ended June 30, 2014 and 2013 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Rooms	$31,407	$30,020	4.6%	$53,467	$50,842	5.2%
Food and beverage	34,937	29,978	16.5%	59,574	51,402	15.9%
Other hotel revenue	7,485	7,728	-3.1%	14,247	13,018	9.4%

Total revenue	73,829	67,726	9.0%	127,288	115,262	10.4%
Operating expenses:
Rooms	10,274	8,911	15.3%	19,196	16,863	13.8%
Food and beverage	20,643	18,636	10.8%	37,645	35,043	7.4%
Other hotel expenses	18,460	17,607	4.8%	35,768	35,086	1.9%
Management fees	1,275	1,153	10.6%	2,142	1,902	12.6%
Depreciation and amortization	8,385	8,189	2.4%	16,651	17,119	-2.7%

Total operating expenses	59,037	54,496	8.3%	111,402	106,013	5.1%
Performance metrics:
Occupancy	79.5%	75.9%	4.7%	71.8%	65.8%	9.1%
ADR	$217.43	$217.66	-0.1%	$206.23	$213.74	-3.5%
RevPAR	$172.91	$165.28	4.6%	$147.99	$140.73	5.2%
Total RevPAR	$406.47	$372.87	9.0%	$352.33	$319.05	10.4%

Rooms revenue and RevPAR increased at Gaylord National during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of an increase in occupancy for premium corporate rooms, partially offset by a decrease in ADR for group rooms. The decrease in ADR for the six-month 2014 period is primarily the result of January 2013 including rooms related to the presidential inauguration. Rooms expenses increased at Gaylord National during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to increased variable costs associated with the increase in occupancy and increased employee benefit costs associated with a new union contract.

Food and beverage revenue increased during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of the increase in premium corporate rooms and the resulting increase in banquets. Food and beverage expenses increased in the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to increased variable costs associated with the increase in revenue, partially offset by improved food costs.

Other revenue at Gaylord National decreased during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to decreased attrition and cancellation fee collections. Other revenue at Gaylord National increased during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to an increase in attrition and cancellation fee collections and an increase in ancillary revenues, such as parking and resort fees related to the increase in occupancy. Other hotel expenses increased in the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of increased utility costs.

Depreciation and amortization at Gaylord National increased slightly during the three months ended June 30, 2014, as compared to the same period in 2013, and decreased during the six months ended June 30, 2014, as compared to the same period in 2013, primarily as a result of a portion of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2008 becoming fully depreciated during 2013.

Opry and Attractions Segment

Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$24,983	$22,352	11.8%	$39,231	$34,884	12.5%
Operating expenses	15,411	14,629	5.3%	27,682	25,915	6.8%
Depreciation and amortization	1,231	1,319	-6.7%	2,656	2,685	-1.1%

Operating income (1)	$8,341	$6,404	30.2%	$8,893	$6,284	41.5%

(1)	Opry and Attractions segment operating income does not include $0.1 million of REIT conversion costs during the six months ended June 30, 2013. See the discussion of REIT conversion costs set forth below.

Opry and Attractions segment revenue increased during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to increases in attendance at the Grand Ole Opry and the Ryman Auditorium.

Opry and Attractions operating expenses increased during the three months and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of increased variable expenses related to the increase in revenue.

Opry and Attractions depreciation expense decreased in the three months and six months ended June 30, 2014, as compared to the same periods in 2013.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Operating expenses	$6,048	$6,636	-8.9%	$12,755	$13,302	-4.1%
Depreciation and amortization	998	2,207	-54.8%	2,062	6,049	-65.9%

Operating loss (1)	$(7,046)	$(8,843)	20.3%	$(14,817)	$(19,351)	23.4%

(1)	Corporate and Other segment operating loss does not include $4.2 million and $13.3 million of REIT conversion costs during the three months and six months ended June 30, 2013, respectively. See the discussion of REIT conversion costs set forth below.

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, decreased in the three months and six months ended June 30, 2014, as compared to same periods in 2013, primarily as a result of a decrease in pension and consulting costs.

Corporate and Other depreciation and amortization expense decreased in the three months and six months ended June 30, 2014, as compared with the same periods in 2013, primarily due to the disposal in 2013 of certain fixed assets that were no longer required as a result of our conversion to a REIT.

Operating Results – REIT Conversion Costs

We have segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months and six months ended June 30, 2013, we incurred $5.4 million and $20.4 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during the three months ended June 30, 2013 include employment and severance costs ($2.7 million), professional fees ($0.9 million), and various other transition costs ($1.8 million). REIT conversion costs incurred during the six months ended June 30, 2013 include employment and severance costs ($13.9 million), professional fees ($2.0 million), and various other transition costs ($4.5 million). No REIT conversion costs were incurred during the three months and six months ended June 30, 2014.

Operating Results – Impairment and Other Charges

During the three months and six months ended June 30, 2013, we incurred $1.2 million in impairment charges related to equipment at Gaylord National.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Interest expense	$(15,472)	$(17,424)	-11.2%	$(31,142)	$(30,747)	1.3%
Interest income	3,038	3,052	-0.5%	6,069	6,103	-0.6%
Loss on extinguishment of debt	(2,148)	—	-100.0%	(2,148)	—	-100.0%
Other gains and (losses), net	(4,349)	53	-8305.7%	(4,349)	47	-9353.2%
Benefit (provision) for income taxes	(576)	1,784	-132.3%	(92)	68,076	-100.1%
Income from discontinued operations, net of taxes	12	11	9.1%	23	21	9.5%

Interest Expense

Interest expense decreased $2.0 million during the three months ended June 30, 2014, as compared to the same period in 2013, due primarily to a decrease in interest expense associated with our 3.75% convertible notes, due to a decrease in outstanding principal as a result of our repurchase of portions of those notes in July 2013 and April 2014. Interest expense increased $0.4 million during the six months ended June 30, 2014, as compared to the same period in 2013, due primarily to an increase in interest expense associated with our 5% senior notes that were issued in April 2013, partially offset by a decrease in interest expense associated with our 3.75% convertible notes.

Cash interest expense increased $0.4 million to $11.3 million in the three months ended June 30, 2014 and increased $3.4 million to $22.3 million in the six months ended June 30, 2014, as compared to the same periods in 2013. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, decreased $2.4 million to $4.2 million in the three months ended June 30, 2014 and decreased $3.0 million to $8.8 million in the six months ended June 30, 2014, as compared to the same periods in 2013.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the periods, was 4.8% and 5.3% for the three months and 5.1% and 5.1% for the six months ended June 30, 2014 and 2013, respectively.

Interest Income

Interest income for the three months and six months ended June 30, 2014 and 2013 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

Loss on Extinguishment of Debt

In April 2014, we settled the repurchase of and subsequently cancelled $56.3 million of our 3.75% convertible notes in private transactions for aggregate consideration of $120.2 million, which was funded by cash on hand and borrowings under the Company’s revolving credit facility. In addition, in June 2014, we settled $15.3 million of our 3.75% convertible notes that were converted by holders for aggregate consideration of $33.4 million. As a result of these transactions, we recorded a loss on extinguishment of debt of approximately $2.1 million during the three months and six months ended June 30, 2014.

Other Gains and (Losses), net

Other gains and (losses), net for the three months and six months ended June 30, 2014 primarily consists of $4.5 million in losses on the change in the fair value of derivative liabilities associated with portions of the warrants associated with our 3.75% convertible notes, as discussed more fully in Note 7 to the condensed consolidated financial statements included herein.

Benefit (Provision) for Income Taxes

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

For the three months and six months ended June 30, 2014, we recorded income tax expense of $0.6 million and $0.1 million, respectively, related to our current period operations. This expense is different from the statutory rate primarily due to the non-taxable income of the REIT, partially offset by additional valuation allowance required at the TRSs.

For the three months ended June 30, 2013, we recorded an income tax benefit of $1.8 million, consisting of a tax benefit of $2.8 million related to our current period operations, partially offset by discrete expense of $1.0 million related to an increase in deferred tax liabilities associated with our REIT conversion. For the six months ended June 30, 2013, we recorded an income tax benefit of $68.1 million. As a result of our conversion to a REIT, certain net deferred tax liabilities related to our real estate were reversed, as the REIT will generally not pay federal corporate income tax related to those deferred tax liabilities. In addition, we assessed the need for a valuation allowance on the net deferred tax assets of the TRSs. As a result, we recorded a net benefit of $60.4 million related to the conversion to a REIT in the six months ended June 30, 2013. In addition, we recorded a benefit of $6.7 million related to the reversal of liabilities associated with unrecognized tax positions and income tax benefit of $1.0 million related to our current period operations during the six months ended June 30, 2013.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the six months ended June 30, 2014, our net cash flows provided by operating activities—continuing operations were $91.9 million, reflecting primarily cash provided by our income from continuing operations before depreciation expense, amortization expense, income tax benefit, stock-based compensation expense, loss on extinguishment of debt, and other non-cash charges of approximately $117.5 million, partially offset by unfavorable changes in working capital of approximately $25.6 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses primarily related to the payment of accrued compensation, accrued property taxes, and accrued expenses associated with our hotel holiday programs.

During the six months ended June 30, 2013, our net cash flows used in operating activities—continuing operations were $9.0 million, reflecting primarily cash provided by our income from continuing operations before depreciation expense, amortization expense, income tax benefit, stock-based compensation expense, and other non-cash charges of approximately $79.9 million, offset by unfavorable changes in working capital of approximately $88.9 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses primarily related to the payment of accrued property taxes, accrued compensation, and accrued expenses associated with our hotel holiday programs, a decrease in accounts payable at our managed properties due to the timing of payments as new payment processes are developed, and an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at each of our Gaylord Hotels properties. It should be noted that the reversal of deferred tax liabilities and the recognition of valuation allowances on the net deferred tax assets of our TRSs represents the majority of the reconciling item of $69.5 million from net income to net cash flows used in operating activities. These tax items, and their related impact on our cash used in operating activities, are the result of our REIT conversion, and we paid out no cash in connection with such reversal and recognition.

Cash Flows From Investing Activities. During the six months ended June 30, 2014, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $35.8 million, partially offset by a decrease in restricted cash and cash equivalents associated with the FF&E reserve we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us. Purchases of property, plant and equipment consisted primarily of a rooms renovation project at Gaylord Texan, ongoing maintenance capital expenditures for our existing properties, and $0.1 million of capitalized personnel costs.

During the six months ended June 30, 2013, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $15.2 million, consisting primarily of ongoing maintenance capital expenditures for our existing properties and $0.4 million of capitalized personnel costs, and an increase in restricted cash and cash equivalents associated with the FF&E reserve we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us.

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the six months ended June 30, 2014, our net cash flows used in financing activities were approximately $46.3 million, primarily reflecting net repayments of $209.5 million under our $1 billion credit facility, $126.5 million related to repurchases and conversions of an aggregate of $71.6 million of our 3.75% convertible notes, the payment of $53.4 million in cash dividends, $50.8 million to cash settle 2.4 million of the warrants associated with our 3.75% convertible notes, and the payment of $8.2 million in deferred financing costs, partially offset by $400.0 million in borrowings under our new term loan facility.

During the six months ended June 30, 2013, our net cash flows provided by financing activities were approximately $20.6 million, primarily reflecting the payment of $152.2 million to redeem all of our outstanding 6.75% senior notes, $100.0 million to repurchase 2.3 million shares of our common stock for retirement, $82.0 million in net repayments under our credit facility, the payment of $25.8 million in cash dividends, and the payment of $15.4 million in deferred financing costs, partially offset by the issuance of $350.0 million in 5% senior notes.

Liquidity

At June 30, 2014, we had $77.8 million in unrestricted cash and $700.0 million available for borrowing under our $1 billion credit facility, which we refinanced in April 2013 with an increased and extended facility that matures in 2017. During the six months ended June 30, 2014, we borrowed $400.0 million under a new term loan facility added to our credit agreement for our $1 billion credit facility, repaid $209.5 million under our $1 billion credit facility, repurchased $56.3 million and settled the conversion of $15.3 million of our 3.75% convertible notes for aggregate net consideration of $126.5 million, cash settled 2.4 million of the warrants associated with our 3.75% convertible notes for $50.8 million, paid cash dividends of $53.4 million and incurred capital expenditures of $35.8 million. These net outflows, offset by cash flows from operating activities discussed above, were the primary factors in the increase in our cash balance from December 31, 2013 to June 30, 2014.

We currently plan to pay a quarterly cash dividend of $0.55 per share in October 2014 and January 2015, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2014 by spending between $28 million and $30 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities and a rooms renovation project at Gaylord Texan. In the third quarter of 2014, we estimate that will pay cash of approximately $58 million to settle the repurchase of an additional 2.4 million warrants. In the fourth quarter of 2014, we will settle our obligations under the outstanding principal balance of our 3.75% convertible notes in cash and the remainder of the conversion settlement amount in shares of our common stock.

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

Our outstanding 3.75% convertible senior notes mature in October 2014. In addition to the completed repurchases of portions of the convertible notes and completed cash settlement of a portion of the warrants, we may from time to time consider other transactions that address the remaining outstanding principal amount of and the dilution associated with, the convertible notes and the related call-spread transactions, consistent with our available liquidity and other capital needs. These transactions could include a purchase of a portion of the outstanding warrants, which would reduce the dilution associated with the convertible notes, because it would reduce the number of shares of our common stock that would be issued by us pursuant to the warrants after the maturity of the convertible notes. We have received approval from our board of directors to purchase for cash up to the entire amount of the outstanding warrants, in one or more transactions with the warrant counterparties, subject to approval of our board (or a committee thereof) with respect to the purchase price and the other terms and conditions of such transaction(s). Any purchases of a portion of the warrants may result in the warrant counterparties altering positions they may have in our common stock, including making purchases of our common stock in the open market or in private transactions, and the final settlement price of the warrant repurchases may be based upon prevailing market prices of our common stock during that time. It has not yet been determined if or when we will engage in any additional warrant purchase transactions, other than those described herein.

Principal Debt Agreements

At June 30, 2014, we were in compliance with all covenants related to our outstanding debt.

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

In addition, the $1 billion credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the $1 billion credit facility are as follows:

•	We must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter of not more than .65 to 1.00.

•	We must maintain a consolidated tangible net worth (as defined in the $1 billion credit facility) of not less than $660.0 million plus 75% of the proceeds received by us or any of our subsidiaries in connection with any equity issuance.

•	We must maintain a consolidated fixed charge coverage ratio (as defined in the $1 billion credit facility), of not less than 1.75 to 1.00.

•	We must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.

If an event of default shall occur and be continuing under the $1 billion credit facility, the commitments under the $1 billion credit facility may be terminated and the principal amount outstanding under the $1 billion credit facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

At June 30, 2014, $300.0 million of borrowings were outstanding under the $1 billion credit facility, and the lending banks had issued $2.7 million of letters of credit under the facility, which left $697.3 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our 5% senior notes due 2021).

$400 Million Term Loan Facility. On June 18, 2014, we entered into an Amendment No. 1 and Joinder Agreement (the “Amendment”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent, to the Company’s Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) for the $1 billion credit facility.

Pursuant to the Amendment, we added an additional senior secured term loan facility in the aggregate principal amount of up to $400.0 million (the “Term Loan B”) to the Credit Agreement. Proceeds from the Term Loan B may be used, as we may determine, to repay revolving loans under the Credit Agreement and to repay our 3.75% convertible notes or to settle, in whole or in part, the warrant transactions described below. The Term Loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At June 30, 2014, the interest rate on the Term Loan B was LIBOR plus 3.0%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million, commencing on September 30, 2014, with the balance due at maturity. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan B in full.

The Term Loan B is guaranteed by the Company, each of our four wholly-owned subsidiaries that own the Gaylord Hotels-branded properties, and certain other of our subsidiaries. The Term Loan B is secured by (i) a first mortgage lien on the real property of each of our Gaylord Hotels properties, (ii) pledges of equity interests in our subsidiaries that own the Gaylord Hotels properties, (iii) the personal property of the Company, the Operating Partnership and the guarantors and (iv) all proceeds and products from our Gaylord Hotels properties. Amounts drawn on the Term Loan B are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event a hotel property is sold).

The Term Loan B is subject to certain covenants contained in the Credit Agreement, which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The Term Loan B is subject to substantially all of the events of default provided for the Credit Agreement (other than the financial maintenance covenants). If an event of default shall occur and be continuing, the commitments under the Amendment may be terminated and the principal amount outstanding under the Amendment, together with all accrued and unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

3.75% Convertible Senior Notes. At June 30, 2014, we had outstanding $232.2 million of 3.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1. The Convertible Notes are convertible at the holder’s option, into shares of our common stock, at an adjusted conversion rate of 47.9789 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an adjusted conversion price of approximately $20.84 per share and reflects the adjustment made for our cash dividend that we paid to stockholders on July 15, 2014. We will settle our obligations upon conversion of each $1,000 principal amount of Convertible Notes with a specified dollar amount of $1,000 and the remainder of the conversion settlement amount in shares of our common stock.

In April 2014, we settled the repurchase of and subsequently cancelled $56.3 million of our Convertible Notes in private transactions for aggregate consideration of $120.2 million, which was funded by cash on hand and borrowings under our revolving credit facility. In connection with the repurchase, we entered into agreements with the note hedge counterparties to proportionately reduce the number of outstanding Purchased Options (as defined below) and warrants. In consideration for the reduction, the counterparties paid us approximately $9.2 million. In addition, in June 2014, we settled the conversion of $15.3 million of Convertible Notes that were converted by holders for aggregate consideration of $33.4 million. As a result of these transactions, we recorded a loss on extinguishment of debt of $2.1 million in the three months and six months ended June 30, 2014.

Concurrently with the offering of the Convertible Notes, we entered into convertible note hedge transactions with respect to our common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The Purchased Options entitle us to receive shares of our common stock upon conversion of the Convertible Notes. At June 30, 2014, the Purchased Options covered approximately 11.1 million shares, with an adjusted strike price of $20.84 per share (the same as the adjusted conversion price of the Convertible Notes), which reflects the repurchases and conversions discussed above and the adjustments made in connection with the cash dividend we paid to stockholders on July 15, 2014. The number of shares underlying the Purchased Options and the strike price thereof are subject to further customary anti-dilution adjustments substantially similar to the Convertible Notes, including for quarterly cash dividends. The Purchased Options will be settled in shares delivered to us. Proportionate reductions to the number of shares underlying the Purchased Options may be made in connection with our repurchase, if any, of Convertible Notes prior to their maturity.

Separately and concurrently with entering into the Purchased Options, we sold common stock purchase warrants to the hedge counterparties whereby the warrant holders may purchase shares of our common stock. In June 2014, we cash settled 2.4 million warrants from one of the note hedge counterparties, paying total consideration of $50.8 million. At June 30, 2014, the remaining outstanding warrants covered approximately 9.6 million shares, with an adjusted strike price of $25.01 per share, which reflects the repurchases and conversions discussed above and the adjustments made in connection with the cash dividend we paid to stockholders on July 15, 2014. The number of shares underlying the warrants and the strike price thereof are subject to further customary anti-dilution adjustments similar to the adjustments of the Convertible Notes and the Purchased Options, including for quarterly cash dividends. Unless modified prior to maturity, the warrants may only be settled at maturity in shares of our common stock, net of the exercise price. Proportionate reductions to the number of shares underlying the warrants may be made in connection with our repurchase, if any, of Convertible Notes prior to their maturity.

Pursuant to a June 2014 agreement with one of the note hedge counterparties, in the third quarter of 2014, we will cash settle an additional 2.4 million warrants in the same manner as described above. The total consideration we will pay will be determined when the repurchase transaction settles in the third quarter of 2014. After this repurchase, approximately 7.2 million warrants will remain outstanding.

The Convertible Notes are convertible through the close of business on September 29, 2014 pursuant to the indenture. Based on our borrowing capacity under the refinanced $1 billion credit facility, the Convertible Notes have been classified as long-term debt in Note 7 to the condensed consolidated financial statements included herein.

Based on the Company’s June 30, 2014 closing stock price of $48.15, the “if-converted value” of the Convertible Notes exceeds the face amount by $304.2 million; however, after giving effect to the settlement of the Purchased Options and warrants associated with the Convertible Notes as described above, as well as the repurchase of warrants that will settle in the third quarter of 2014, the incremental cash or share settlement in excess of the face amount would result in 3.4 million net share issuance. Based on our cash on hand and our borrowing availability under the $1 billion credit facility, at June 30, 2014, we do not expect any liquidity issues should the Convertible Notes be converted or at their maturity.

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

Off-Balance Sheet Arrangements

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our credit facility had issued $2.7 million of letters of credit at June 30, 2014. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2014, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$1,282,168	$232,168	$300,000	$—	$750,000
Capital leases	661	609	52	—	—
Operating leases (2)	631,308	6,323	9,146	8,732	607,107
Construction commitments (3)	12,751	12,751	—	—	—
Other	3,596	3,596	—	—	—

Total contractual obligations	$1,930,484	$255,447	$309,198	$8,732	$1,357,107

(1)	Long-term debt commitments do not include approximately $232.4 million in interest payments projected to be due in future years (less than 1 year – $40.5 million; 1-3 years – $75.0 million; 3-5 years – $63.8 million; more than 5 years – $53.1 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at June 30, 2014 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the interest we paid during 2013, 2012 and 2011.
(2)	Total operating lease commitments of $631.3 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(3)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2014, the amount funded into the reserve accounts will be 4.0% of the respective property’s total annual revenue. At June 30, 2014, $12.8 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

In June, we agreed to sell to an affiliate of The Peterson Companies (the developer of the National Harbor, Maryland development in which the Gaylord National hotel is located) all of our rights in a letter of intent to which we are a party with The Peterson Companies, which entitles us to a portion of such party’s economic interest in the income from the land underlying the new MGM casino project at National Harbor. We will receive $26.1 million over three years in exchange for our contractual rights. The sale is expected to close in December of 2014.

Also in June, we agreed to purchase from an affiliate of The Peterson Companies a 190-room hotel currently being operated as the Aloft Hotel at National Harbor for a purchase price of $21.8 million. The transaction is scheduled to close in December of 2014 and requires that the property be transferred to us unencumbered by any existing hotel franchise or management agreements. We expect to re-brand the hotel and to allow Marriott to operate the property in conjunction with the Gaylord National. Simultaneously with the purchase of this hotel, we also agreed to acquire from an affiliate of The Peterson Companies a vacant one-half acre parcel of land located in close proximity to Gaylord National, suitable for development of a hotel or other permitted uses. The purchase of the hotel and the land is expected to close in December of 2014.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets, stock-based compensation, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no newly identified critical accounting policies in the first six months of 2014 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under our $1 billion credit facility currently bear interest at an annual rate of LIBOR plus 1.85%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $300.0 million in borrowings outstanding under our $1 billion credit facility at June 30, 2014 would increase by approximately $3.0 million.

Borrowings outstanding under our $400 million credit facility currently bear interest at an annual rate of LIBOR plus 3.0%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $400.0 million in borrowings outstanding under our $400 million credit facility at June 30, 2014 would increase by approximately $4.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at June 30, 2014. As a result, the interest rate market risk implicit in these investments at June 30, 2014, if any, is low.

Risk Related to Changes in Equity Prices

The principal amount of Convertible Notes may be converted prior to maturity, at the holder’s option, into shares of our common stock as described in Item 2 above under “Principal Debt Agreements” and in our Annual Report on Form 10-K for the year ended December 31, 2013. Upon conversion, we will deliver cash for the face amount of the notes and shares of our common stock for the conversion spread. The fair value of the Convertible Notes will generally increase as our share price increases and decrease as our share price declines. Additional adjustments to the conversion rate may be made pursuant to customary anti-dilution provisions, including for quarterly cash dividends.

Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge transactions intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock, as measured under the Convertible Notes, at the time of exercise is greater than the conversion price of the Convertible Notes. In connection with the convertible note hedge transactions, we own call options to purchase, as adjusted and as reduced as described in Item 2 above, approximately 11.1 million shares of our common stock at an adjusted price per share equal to $20.84, the adjusted conversion price of the Convertible Notes, from counterparties affiliated with the initial purchasers of the Convertible Notes. Separately we sold warrants to the counterparties to the call options whereby they may purchase, as adjusted and reduced as described in Item 2 above, approximately 7.2 million shares of our common stock at an adjusted price of $25.01 per share. Additional adjustments to the strike price, exercise price, and number of shares underlying the options and warrants may be made pursuant to customary anti-dilution provisions, including for quarterly cash dividends. As a result of our purchasing the call options and issuing the warrants, the Convertible Notes will not have a dilutive impact on shares outstanding if the share price of our common stock is below the warrant exercise price. For every $1 increase in the share price of our common stock above $25.01, we will be required to deliver, upon the exercise of the warrants, shares of our common stock valued at $7.2 million (at the relevant share price).

Further, pursuant to a June 2014 agreement with one of the note hedge counterparties associated with the Convertible Notes, in the third quarter of 2014, we will cash settle 2.4 million warrants. Accordingly, the fair value of the warrants was reclassified from stockholders’ equity to a derivative liability on the modification date. Any change in fair value of this derivative liability prior to settlement will be included in other gains and losses, net in our condensed consolidated statement of operations. For every $1 increase (decrease) from the closing share price of our common stock on June 30, 2014 of $48.15 through the settlement date, we will record expense (income) of approximately $2.4 million in our condensed consolidated statement of operations for the three months and nine months ended September 30, 2014.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At June 30, 2014, the value of the investments in the pension fund was $78.3 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $7.8 million.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: August 8, 2014	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

10.1	Amendment No. 1 and Joinder Agreement dated as of June 18, 2014, among Ryman Hospitality Properties, Inc., as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2014).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.

**	Furnished herewith.