Form 10-Q
period 2014-09-30
Ryman Hospitality Properties, Inc.
filed 2014-11-06
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2014
Common Stock, par value $.01	51,020,015 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2014

INDEX

		Page
Part I - Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets (Unaudited) - September 30, 2014 and December 31, 2013	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) - For the Three Months and Nine Months Ended September 30, 2014 and 2013	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Nine Months Ended September 30, 2014 and 2013	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	53

Item 4.	Controls and Procedures.	54

Part II - Other Information

Item 1.	Legal Proceedings.	55

Item 1A.	Risk Factors.	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	55

Item 3.	Defaults Upon Senior Securities.	55

Item 4.	Mine Safety Disclosures.	55

Item 5.	Other Information.	55

Item 6.	Exhibits.	55

SIGNATURES		56

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2014	2013
ASSETS:
Property and equipment, net of accumulated depreciation	$2,028,522	$2,067,997
Cash and cash equivalents - unrestricted	279,533	61,579
Cash and cash equivalents - restricted	14,233	20,169
Notes receivable	146,614	148,350
Trade receivables, less allowance of $537 and $717, respectively	59,419	51,782
Deferred financing costs	23,073	19,306
Prepaid expenses and other assets	57,241	55,446

Total assets	$2,608,635	$2,424,629

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,508,679	$1,154,420
Accounts payable and accrued liabilities	157,941	157,339
Deferred income tax liabilities, net	21,157	23,117
Deferred management rights proceeds	184,154	186,346
Dividends payable	28,804	25,780
Other liabilities	120,510	119,932
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,020 and 50,528 shares issued and outstanding, respectively	510	505
Additional paid-in capital	1,084,746	1,228,845
Treasury stock of 477 and 472 shares, at cost	(8,002)	(7,766)
Accumulated deficit	(480,594)	(454,770)
Accumulated other comprehensive loss	(9,270)	(9,119)

Total stockholders’ equity	587,390	757,695

Total liabilities and stockholders’ equity	$2,608,635	$2,424,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Rooms	$92,378	$83,804	$282,836	$265,386
Food and beverage	98,232	88,193	311,660	285,690
Other hotel revenue	28,492	27,307	89,739	80,640
Opry and Attractions	25,913	21,892	65,144	56,776

Total revenues	245,015	221,196	749,379	688,492

Operating expenses:
Rooms	29,455	26,369	85,915	78,020
Food and beverage	60,508	55,920	184,748	177,574
Other hotel expenses	70,805	65,718	209,651	203,869
Management fees	3,622	3,253	11,485	10,446

Total hotel operating expenses	164,390	151,260	491,799	469,909
Opry and Attractions	16,557	15,411	44,239	41,326
Corporate	6,952	5,699	19,707	19,001
REIT conversion costs	—	971	—	21,383
Casualty loss	—	26	—	75
Impairment and other charges	—	110	—	1,357
Depreciation and amortization	28,033	27,916	84,268	88,979

Total operating expenses	215,932	201,393	640,013	642,030

Operating income	29,083	19,803	109,366	46,462
Interest expense	(17,135)	(15,187)	(48,277)	(45,934)
Interest income	3,001	3,020	9,070	9,123
Income from unconsolidated companies	—	10	—	10
Loss on extinguishment of debt	—	(4,181)	(2,148)	(4,181)
Other gains and (losses), net	(295)	2,318	(4,644)	2,365

Income before income taxes and discontinued operations	14,654	5,783	63,367	7,845

Benefit for income taxes	463	12,450	371	80,526

Income from continuing operations	15,117	18,233	63,738	88,371
Income (loss) from discontinued operations, net of income taxes	13	(202)	36	(181)

Net income	15,130	18,031	63,774	88,190
Loss on call spread and warrant modifications related to convertible notes	—	—	(4,952)	(4,869)

Net income available to common shareholders	$15,130	$18,031	$58,822	$83,321

Basic income per share available to common shareholders:
Income from continuing operations	$0.30	$0.36	$1.16	$1.62
Income from discontinued operations, net of income taxes	—	—	—	—

Net income	$0.30	$0.36	$1.16	$1.62

Fully diluted income per share available to common shareholders:
Income from continuing operations	$0.25	$0.30	$0.97	$1.33
Income from discontinued operations, net of income taxes	—	—	—	—

Net income	$0.25	$0.30	$0.97	$1.33

Dividends declared per common share	$0.55	$0.50	$1.65	$1.50

Comprehensive income, net of deferred taxes	$15,079	$18,196	$63,623	$97,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

(In thousands)

	2014	2013
Cash Flows from Operating Activities:
Net income	$63,774	$88,190
Amounts to reconcile net income to net cash flows provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(36)	181
Income from unconsolidated companies	—	(10)
Impairment and other charges	—	1,908
Benefit for deferred income taxes	(2,261)	(76,884)
Depreciation and amortization	84,268	88,979
Amortization of deferred financing costs	4,532	4,057
Amortization of discount on convertible notes	8,735	10,544
Write-off of deferred financing costs	—	1,845
Loss on extinguishment of debt	2,148	4,181
Stock-based compensation expense	4,217	6,406
Changes in:
Trade receivables	(7,637)	2,597
Interest receivable	(144)	2,454
Income tax receivable	1,755	(7,113)
Accounts payable and accrued liabilities	(2,543)	(63,300)
Other assets and liabilities	607	171

Net cash flows provided by operating activities - continuing operations	157,415	64,206
Net cash flows provided by (used in) operating activities - discontinued operations	(201)	94

Net cash flows provided by operating activities	157,214	64,300

Cash Flows from Investing Activities:
Purchases of property and equipment	(50,728)	(23,584)
(Increase) decrease in restricted cash and cash equivalents	5,936	(12,347)
Other investing activities	8,011	1,967

Net cash flows used in investing activities - continuing operations	(36,781)	(33,964)
Net cash flows used in investing activities - discontinued operations	—	—

Net cash flows used in investing activities	(36,781)	(33,964)

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit facility	416,500	(12,000)
Issuance of senior notes	—	350,000
Early redemption of senior notes	—	(152,180)
Repurchase and conversion of convertible notes	(126,542)	(99,222)
Repurchase of common stock warrants	(108,331)	—
Deferred financing costs paid	(8,428)	(15,516)
Repurchase of Company stock for retirement	—	(100,028)
Payment of dividend	(81,352)	(51,162)
Proceeds from exercise of stock option and purchase plans	6,119	5,206
Other financing activities, net	(445)	(514)

Net cash flows provided by (used in) financing activities - continuing operations	97,521	(75,416)
Net cash flows used in financing activities - discontinued operations	—	—

Net cash flows provided by (used in) financing activities	97,521	(75,416)

Net change in cash and cash equivalents	217,954	(45,080)
Cash and cash equivalents - unrestricted, beginning of period	61,579	97,170

Cash and cash equivalents - unrestricted, end of period	$279,533	$52,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Ryman Hospitality Properties, Inc. (“Ryman”) and its subsidiaries (collectively with Ryman, the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

The Company conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and all of its operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with its REIT conversion discussed in Note 2. Ryman is the sole limited partner of the Operating Partnership and currently owns, either directly or indirectly, all of the partnership units of the Operating Partnership. RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10-Q and Ryman’s other reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

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

The Company restructured its business operations to facilitate its qualification as a REIT for federal income tax purposes (the “REIT conversion”) during 2012 and has elected to be taxed as a REIT commencing with the year ended December 31, 2013.

On October 1, 2012, the Company consummated its agreement to sell the Gaylord Hotels brand and rights to manage the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”) and the Gaylord National Resort and Convention Center (“Gaylord National”), which the Company refers to collectively as the “Gaylord Hotels properties,” to Marriott International, Inc. (“Marriott”) for $210.0 million in cash (the “Marriott sale transaction”). Effective October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the Gaylord Hotels properties pursuant to a management agreement for each Gaylord Hotel property.

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

The Company has segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months and nine months ended September 30, 2013, the Company incurred $1.0 million and $21.4 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during the three months ended September 30, 2013 include employment and severance costs ($0.4 million), professional fees ($0.1 million), and various other transition costs ($0.5 million). REIT conversion costs incurred during the nine months ended September 30, 2013 include employment and severance costs ($14.3 million), professional fees ($2.1 million), and various other transition costs ($5.0 million). No REIT conversion costs were incurred during the three months and nine months ended September 30, 2014.

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

3.	INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average shares outstanding - basic	50,975	50,524	50,805	51,392
Effect of dilutive stock-based compensation	442	460	495	503
Effect of convertible notes	6,307	5,416	5,946	6,187
Effect of common stock warrants	3,435	3,702	3,156	4,631

Weighted average shares outstanding - diluted	61,159	60,102	60,402	62,713

The Company had stock-based compensation awards outstanding with respect to approximately zero and 0.2 million shares of common stock for the three months ended September 30, 2014 and 2013, respectively, and approximately zero and 0.1 million shares of common stock for the nine months ended September 30, 2014 and 2013, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the respective periods as the effect of their inclusion would have been anti-dilutive.

As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in 2009 the Company issued 3.75% Convertible Senior Notes due 2014 (the “Convertible Notes”). The Company settled the outstanding face value of the Convertible Notes in cash at maturity on October 1, 2014. The conversion spread associated with the conversion of the Convertible Notes was settled in shares of the Company’s common stock. Pursuant to a note hedge, as discussed more fully in Note 7, the Company also received and cancelled an equal number of shares of its common stock at maturity.

In connection with the issuance of the Convertible Notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes whereby the warrant holders may purchase shares of the Company’s stock. At September 30, 2014, approximately 7.2 million shares of the Company’s common stock were issuable pursuant to the warrants, with an adjusted strike price of $25.01 per share, which reflects the warrant settlements and repurchases discussed in Note 7. The number of shares underlying the warrants and the strike price thereof are subject to further anti-dilution adjustments, including for quarterly cash dividends paid by the Company. If the average closing price of the Company’s stock during a reporting period exceeds this strike price, these warrants will be dilutive. Unless modified prior to their 2015 maturity, the warrants may only be settled in shares of the Company’s common stock.

In May and June 2014, the Company modified the agreements with two of the note hedge counterparties to cash settle a portion of the warrants as described in Note 7. In April 2014 and previously in June 2013, the Company entered into agreements with the note hedge counterparties to proportionately reduce the number of Purchased Options (as defined below) and the warrants discussed above in conjunction with a repurchase of a portion of the Convertible Notes. Each of these agreements were considered modifications to the Purchased Options and warrants (as applicable), and based on the terms of the agreements, the Company recognized a charge of $5.0 million and $4.9 million in the nine months ended September 30, 2014 and 2013, respectively. The charge for the 2014 period was recorded as an increase to accumulated deficit and derivative liability, as the liability was settled in cash, and the charge for the 2013 period was recorded as an increase to accumulated deficit and additional paid-in-capital, as the obligation was settled in shares, in the accompanying condensed consolidated balance sheets. These charges also represent a deduction from net income in calculating net income available to common shareholders and earnings per share available to common shareholders in the accompanying condensed consolidated statements of operations.

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is composed of amounts related to the Company’s minimum pension liability. During the three months and nine months ended September 30, 2014, the Company recorded no other comprehensive income and reclassified zero and $0.2 million, respectively, from accumulated other comprehensive income into operating expenses in the Company’s condensed consolidated statements of operations included herein. During the three months and nine months ended September 30, 2013, the Company recorded $0.2 million and $13.7 million, respectively, in other comprehensive income, which primarily represents the decrease in the Company’s pension plan liability as described in Note 9. During the nine months ended September 30, 2013, the Company reclassified $0.2 million from accumulated other comprehensive loss into operating expenses in the Company’s condensed consolidated statements of operations included herein and recorded $4.2 million in tax expense for accumulated other comprehensive income, primarily related to a change in tax rate on the items included in accumulated other comprehensive loss due to the Company’s REIT conversion.

5.	PROPERTY AND EQUIPMENT:

Property and equipment at September 30, 2014 and December 31, 2013 is recorded at cost and summarized as follows (in thousands):

	September 30,	December 31,
	2014	2013

Land and land improvements	$244,610	$242,418
Buildings	2,319,710	2,300,499
Furniture, fixtures and equipment	584,973	576,209
Construction-in-progress	26,909	25,844

	3,176,202	3,144,970
Accumulated depreciation	(1,147,680)	(1,076,973)

Property and equipment, net	$2,028,522	$2,067,997

6.	NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in connection with the development of Gaylord National, the Company is currently holding two issuances of bonds and receives the debt service thereon, which is payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity date. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.

During the three months ended September 30, 2014 and 2013, the Company recorded interest income of $3.0 million on these bonds. During the nine months ended September 30, 2014 and 2013, the Company recorded interest income of $9.1 million on these bonds. The Company received payments of $10.8 million and $13.3 million during the nine months ended September 30, 2014 and 2013, respectively, relating to these notes receivable.

7.	DEBT:

The Company’s debt and capital lease obligations at September 30, 2014 and December 31, 2013 consisted of (in thousands):

	September 30,	December 31,
	2014	2013

$1 Billion Credit Facility, interest at LIBOR plus 1.85%, maturing April 18, 2017	$527,000	$509,500
$400 Million Term Loan Facility, terms as set forth below	399,000	—
Convertible Senior Notes, interest at 3.75%, maturing October 1, 2014, net of unamortized discount of $0 and $10,096	232,168	293,962
Senior Notes, interest at 5.0%, maturing April 15, 2021	350,000	350,000
Capital lease obligations	511	958

Total debt	1,508,679	1,154,420
Less amounts due within one year	(511)	(599)

Total long-term debt	$1,508,168	$1,153,821

At September 30, 2014, the Company was in compliance with all of its covenants related to its outstanding debt.

3.75% Convertible Senior Notes

Prior to maturity, the Convertible Notes were convertible, at the holder’s option, into shares of the Company’s common stock, at an adjusted conversion rate of 47.9789 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an adjusted conversion price of approximately $20.84 per share.

In April 2014, the Company settled the repurchase of and subsequently cancelled $56.3 million of its Convertible Notes in private transactions for aggregate consideration of $120.2 million, which was funded by cash on hand and borrowings under the Company’s revolving credit facility. In connection with the repurchase, the Company entered into agreements with the note hedge counterparties to proportionately reduce the number of outstanding Purchased Options (as defined below) and warrants. In consideration for the reduction, the counterparties paid the Company approximately $9.2 million. In addition, in June 2014, the Company settled the conversion of $15.3 million of Convertible Notes that were converted by holders by paying cash for the underlying principal and shares of the Company’s common stock for the conversion spread. The Company received and cancelled an equal number of shares of its common stock upon exercise of the Purchased Options (as defined below). As a result of these transactions, the Company recorded a loss on extinguishment of debt of $2.1 million during the nine months ended September 30, 2014. In addition, as the Company accounts for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate (as more fully discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013), the Company recorded a $52.0 million reduction in stockholders’ equity during the nine months ended September 30, 2014.

On October 1, 2014, the Company settled its obligations upon conversion of each $1,000 principal amount of Convertible Notes with a specified dollar amount of $1,000 and the remainder of the conversion settlement amount in shares of its common stock. The Company issued 6.3 million shares, which were offset by the exercise of the Purchased Options (as defined below) and the Company’s receipt and cancellation of the related shares. As the Company borrowed under its $1 billion credit facility to refinance all of its Convertible Notes on a long-term basis, the Convertible Notes have been classified as long-term debt in the above table at September 30, 2014.

Concurrently with the offering of the Convertible Notes in 2009, the Company entered into convertible note hedge transactions with respect to its common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The Purchased Options entitled the Company to receive shares of the Company’s common stock. At September 30, 2014, the Purchased Options covered approximately 11.1 million shares, with an adjusted strike price of $20.84 per share (the same as the adjusted conversion price of the Convertible Notes), which reflects the repurchases and conversions discussed above. In connection with the conversion and maturity of the Convertible Notes at October 1, 2014, as discussed above, the Purchased Options were settled in shares delivered to the Company equal to the number of shares issued in the Convertible Note settlement. These shares received by the Company were subsequently cancelled.

Separately and concurrently with entering into the Purchased Options in 2009, the Company also entered into warrant transactions whereby it sold common stock purchase warrants to each of the hedge counterparties. The warrants entitle the counterparties to purchase shares of the Company’s common stock. In May 2014, the Company modified an agreement with one of the note hedge counterparties to cash settle 2.4 million warrants in June 2014. As the modification required the warrants to be cash settled, the fair value of the warrants was reclassified from stockholders’ equity to a derivative liability on the modification date, resulting in a $47.2 million deduction to additional paid-in-capital in the accompanying condensed consolidated balance sheet as of September 30, 2014. In June 2014, the Company settled this repurchase for total consideration of $50.8 million and recorded a $2.5 million loss on the change in the fair value of the derivative liability, which is included in other gains and losses, net in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2014.

In June 2014, the Company modified an agreement with one of the note hedge counterparties to cash settle 2.4 million warrants in August 2014 in the same manner as described above. Accordingly, the fair value of the warrants was reclassified from stockholders’ equity to a derivative liability on the modification date, resulting in a $52.3 million deduction to additional paid-in-capital in the accompanying condensed consolidated balance sheet as of September 30, 2014. The change in fair value of the derivative liability from the agreement date through June 30, 2014 was a loss of $2.3 million and is included in other gains and losses, net in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2014. In August 2014, the Company settled this warrant repurchase for total consideration of $57.6 million and recorded a $1.6 million loss on the change in the fair value of the derivative liability, which is included in other gains and losses, net in the accompanying condensed consolidated statement of operations for the three months and nine months ended September 30, 2014.

At September 30, 2014, the warrants covered approximately 7.2 million shares, with an adjusted strike price of $25.01 per share, which reflects the repurchases and conversions discussed above. The number of shares underlying the warrants and the strike price thereof are subject to further customary anti-dilution adjustments similar to the adjustments of the Convertible Notes and Purchased Options, including for quarterly cash dividends. Unless modified prior to their 2015 maturity, the warrants may only be settled at maturity in shares of the Company’s common stock, net of the exercise price.

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

Pursuant to the Amendment, the Company added an additional senior secured term loan facility in the aggregate principal amount of up to $400.0 million (the “Term Loan B”) to the Credit Agreement. Proceeds from the Term Loan B may be used, as the Company may determine, to repay revolving loans under the Credit Agreement and to repay the Convertible Notes or to settle, in whole or in part, the warrant transactions described above. The Term

Loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At September 30, 2014, the interest rate on the Term Loan B was LIBOR plus 3.0%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million, commencing on September 30, 2014, with the balance due at maturity. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, the Company drew down on the Term Loan B in full.

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

In addition to grants of stock options to its directors and employees, the Company’s Amended and Restated 2006 Omnibus Incentive Plan permits the award of restricted stock and restricted stock units. The fair value of restricted stock and restricted stock units with time-based vesting or performance conditions is determined based on the market price of the Company’s stock at the date of grant. The Company generally records compensation expense equal to the fair value of each restricted stock award granted over the vesting period.

During the nine months ended September 30, 2014, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $42.60 per award. At September 30, 2014 and December 31, 2013, 0.6 million restricted stock units were outstanding.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.5 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively, and $4.2 million and $6.4 million for the nine months ended September 30, 2014 and 2013, respectively.

9.	RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension (income) expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest cost	$1,053	$999	$3,142	$2,939
Expected return on plan assets	(1,379)	(1,312)	(4,198)	(3,886)
Recognized net actuarial loss	180	242	475	822
Net settlement loss	—	188	—	1,478

Total net periodic pension (income) expense	$(146)	$117	$(581)	$1,353

As a result of increased lump-sum distributions from the Company’s qualified retirement plan during 2013, partially due to the transfer of a large number of the retirement plan participants to Marriott in connection with the REIT conversion, which resulted in an increase in the number of participants eligible for distributions, a net settlement loss of $0.2 million and $1.5 million was recognized in the three months and nine months ended September 30, 2013. Approximately $0.7 million of the net settlement loss in the nine months ended September 30, 2013 related to lump-sum distributions to former employees affected by the REIT conversion and has been classified as REIT conversion costs. Approximately $0.2 million and $0.8 million of the net settlement loss in the three months and nine months ended September 30, 2013, respectively, related to lump-sum distributions to former employees not affected by the REIT conversion and has been classified as corporate operating expenses.

The Company expects to contribute $1.9 million to its defined benefit pension plan during 2014.

Net postretirement benefit income reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest cost	$56	$49	$165	$146
Amortization of net actuarial loss	125	120	334	358
Amortization of prior service credit	(328)	(333)	(985)	(998)

Total net postretirement benefit income	$(147)	$(164)	$(486)	$(494)

10.	INCOME TAXES:

The Company has elected to be taxed as a REIT effective January 1, 2013, pursuant to the U.S. Internal Revenue Code of 1986, as amended. As a REIT, generally the Company will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that it distributes to its stockholders. The Company will, however, be subject to corporate income taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2013) that result from gains on certain assets. In addition, the Company will continue to be required to pay federal and state corporate income taxes on earnings of its taxable REIT subsidiaries (“TRSs”).

For the three months ended September 30, 2014, the Company recorded a discrete income tax benefit of $0.5 million related to the filing of the Company’s 2013 Federal and state income tax returns. For the nine months ended September 30, 2014, the Company recorded an income tax benefit of $0.4 million, consisting of a discrete benefit of $0.5 million related to the filing of the Company’s 2013 Federal and state income tax returns, partially offset by tax expense of $0.1 million related to the current period operations of the Company. The expense recorded related to current period operations is different from the statutory rate primarily due to the non-taxable income of the REIT, partially offset by additional valuation allowance required at the TRSs.

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

For the nine months ended September 30, 2013, the Company recorded an income tax benefit of $80.5 million. This benefit was primarily due to a benefit of $66.0 million related to the Company’s REIT conversion and a benefit of $6.9 million related to the reversal of liabilities associated with unrecognized tax positions during the nine months ended September 30, 2013, as described below. In addition, the Company recorded an income tax benefit of $1.2 million related to the filing of the Company’s 2012 Federal and state income tax returns and a benefit of $6.4 million related to its current period operations.

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

At September 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits.

11.	COMMITMENTS AND CONTINGENCIES:

As discussed in Note 8 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company’s qualified retirement plan incurred increased lump-sum distributions during 2013, partially due to the transfer of a large number of the retirement plan participants to Marriott in connection with the REIT conversion, which resulted in an increase in the number of participants eligible for distributions. In 2013, the Pension Benefit Guaranty Corporation (“PBGC”) notified the Company that due to a purported cessation of management operations at the Company as a result of the management transition to Marriott, the Company may be required to take certain actions regarding the plan, including possibly accelerating funding or providing security for future plan liabilities. The Company responded to the PBGC, stating the reasons that it does not believe that the Company’s REIT conversion represents a cessation of management operations, and contesting any liability vigorously. The Company does not currently believe that any of the measures proposed by the PBGC are required or warranted. The staff of the PBGC has indicated that it disagrees with the Company’s position. The PBGC has announced a moratorium on this type of enforcement action through 2014. In addition, legislation has been introduced in Congress that would repeal or limit the applicability of the existing legislation on which the PBGC assertion is based. At this time, the Company believes that possible outcomes include a dispute and protracted litigation, a settlement requiring the Company to prefund future plan obligations and/or establish a letter of credit or provide other security to satisfy future obligations, or legislation being adopted that would impose a moratorium on PBGC actions to enforce this type of asserted liability or otherwise repeal or limit the applicability of the existing legislation on which the PBGC assertion is based.

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

On September 19, 2014, the Company’s board of directors declared the Company’s third quarter 2014 cash dividend in the amount of $0.55 per share of common stock, or an aggregate of approximately $28.1 million in cash, which was paid on October 15, 2014 to stockholders of record as of the close of business on October 2, 2014.

Stock Repurchases

During the nine months ended September 30, 2013, the Company repurchased and cancelled approximately 2.3 million shares of its common stock under a previously announced share repurchase program. The shares were repurchased for an aggregate purchase price of $100.0 million, which the Company funded using cash on hand and borrowings under the revolving credit line of the Company’s credit facility.

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

At September 30, 2014 and December 31, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.

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

The Company had no liabilities required to be measured at fair value at September 30, 2014 and December 31, 2013. The Company’s assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, were as follows (in thousands):

		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)

Deferred compensation plan investments	$18,946	$18,946	$—	$—

Total assets measured at fair value	$18,946	$18,946	$—	$—

	December 31, 2013	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Deferred compensation plan investments	$18,883	$18,883	$—	$—

Total assets measured at fair value	$18,883	$18,883	$—	$—

The remainder of the assets and liabilities held by the Company at September 30, 2014 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 6 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in connection with the development of Gaylord National, the Company received two bonds (“Series A Bond” and “Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $85.3 million and $61.3 million, respectively, at September 30, 2014. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value at September 30, 2014 and the fair value of the Series B Bond was approximately $39 million at September 30, 2014. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired at September 30, 2014.

The Company has outstanding $350.0 million in aggregate principal amount of senior notes due 2021 that accrue interest at a fixed rate of 5.0%. The fair value of these notes, based upon quoted market prices, which the Company considers as Level 1, was $343.9 million at September 30, 2014.

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

The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Hospitality	$219,102	$199,304	$684,235	$631,716
Opry and Attractions	25,913	21,892	65,144	56,776
Corporate and Other	—	—	—	—

Total	$245,015	$221,196	$749,379	$688,492

Depreciation and amortization:
Hospitality	$25,886	$25,599	$77,403	$77,928
Opry and Attractions	1,327	1,317	3,983	4,002
Corporate and Other	820	1,000	2,882	7,049

Total	$28,033	$27,916	$84,268	$88,979

Operating income (loss):
Hospitality	$28,826	$22,445	$115,033	$83,879
Opry and Attractions	8,029	5,164	16,922	11,448
Corporate and Other	(7,772)	(6,699)	(22,589)	(26,050)
REIT conversion costs	—	(971)	—	(21,383)
Casualty loss	—	(26)	—	(75)
Impairment and other charges	—	(110)	—	(1,357)

Total operating income	29,083	19,803	109,366	46,462
Interest expense	(17,135)	(15,187)	(48,277)	(45,934)
Interest income	3,001	3,020	9,070	9,123
Income from unconsolidated companies	—	10	—	10
Loss on extinguishment of debt	—	(4,181)	(2,148)	(4,181)
Other gains and (losses), net	(295)	2,318	(4,644)	2,365

Income before income taxes and discontinued operations	$14,654	$5,783	$63,367	$7,845

15.	INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

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

The following condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis. Certain prior year amounts have been reclassified to conform to the current year presentation.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS:
Property and equipment, net of accumulated depreciation	$6,598	$2,890	$1,706,833	$312,201	$—	$2,028,522
Cash and cash equivalents - unrestricted	123	237,783	41	41,586	—	279,533
Cash and cash equivalents - restricted	—	—	—	14,233	—	14,233
Notes receivable	—	—	—	146,614	—	146,614
Trade receivables, less allowance	—	—	—	59,419	—	59,419
Deferred financing costs	—	23,073	—	—	—	23,073
Prepaid expenses and other assets	77	87	80,880	58,305	(82,108)	57,241
Intercompany receivables, net	—	—	1,006,028	—	(1,006,028)	—
Investments	1,565,447	2,767,166	526,644	695,895	(5,555,152)	—

Total assets	$1,572,245	$3,030,999	$3,320,426	$1,328,253	$(6,643,288)	$2,608,635

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$232,168	$1,276,000	$—	$511	$—	$1,508,679
Accounts payable and accrued liabilities	25	14,372	1,054	224,881	(82,391)	157,941
Deferred income tax liabilities, net	6,463	(15)	433	14,276	—	21,157
Deferred management rights proceeds	—	—	—	184,154	—	184,154
Dividends payable	28,804	—	—	—	—	28,804
Other liabilities	—	—	78,013	42,214	283	120,510
Intercompany payables, net	717,395	65,291	—	223,342	(1,006,028)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	510	1	1	2,387	(2,389)	510
Additional paid-in-capital	1,084,746	1,741,704	2,803,623	1,184,038	(5,729,365)	1,084,746
Treasury stock	(8,002)	—	—	—	—	(8,002)
Accumulated deficit	(480,594)	(66,354)	437,302	(538,280)	167,332	(480,594)
Accumulated other comprehensive loss	(9,270)	—	—	(9,270)	9,270	(9,270)

Total stockholders’ equity	587,390	1,675,351	3,240,926	638,875	(5,555,152)	587,390

Total liabilities and stockholders’ equity	$1,572,245	$3,030,999	$3,320,426	$1,328,253	$(6,643,288)	$2,608,635

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,751,479	$316,518	$—	$2,067,997
Cash and cash equivalents - unrestricted	—	714	—	60,865	—	61,579
Cash and cash equivalents - restricted	—	—	—	20,169	—	20,169
Notes receivable	—	—	—	148,350	—	148,350
Trade receivables, less allowance	—	—	—	51,796	(14)	51,782
Deferred financing costs	—	19,306	—	—	—	19,306
Prepaid expenses and other assets	—	3	227,608	58,267	(230,432)	55,446
Intercompany receivables, net	90,184	—	697,908	172,064	(960,156)	—
Investments	1,727,143	2,767,163	526,644	436,828	(5,457,778)	—

Total assets	$1,817,327	$2,787,186	$3,203,639	$1,264,857	$(6,648,380)	$2,424,629

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$293,962	$859,500	$—	$958	$—	$1,154,420
Accounts payable and accrued liabilities	(14)	8,164	1,470	378,448	(230,729)	157,339
Deferred income tax liabilities, net	6,528	(15)	654	15,950	—	23,117
Deferred management rights proceeds	—	—	—	186,346	—	186,346
Dividends payable	25,780	—	—	—	—	25,780
Other liabilities	—	—	73,673	45,976	283	119,932
Intercompany payables, net	733,376	211,925	14,855	—	(960,156)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	505	1	1	2,387	(2,389)	505
Additional paid-in-capital	1,228,845	1,741,704	2,803,623	1,184,038	(5,729,365)	1,228,845
Treasury stock	(7,766)	—	—	—	—	(7,766)
Accumulated deficit	(454,770)	(34,093)	309,363	(540,127)	264,857	(454,770)
Accumulated other comprehensive loss	(9,119)	—	—	(9,119)	9,119	(9,119)

Total stockholders’ equity	757,695	1,707,612	3,112,987	637,179	(5,457,778)	757,695

Total liabilities and stockholders’ equity	$1,817,327	$2,787,186	$3,203,639	$1,264,857	$(6,648,380)	$2,424,629

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$92,378	$—	$92,378
Food and beverage	—	—	—	98,232	—	98,232
Other hotel revenue	—	—	71,800	34,655	(77,963)	28,492
Opry and Attractions	132	—	—	25,826	(45)	25,913

Total revenues	132	—	71,800	251,091	(78,008)	245,015
Operating expenses:
Rooms	—	—	—	29,455	—	29,455
Food and beverage	—	—	—	60,508	—	60,508
Other hotel expenses	—	—	11,201	131,283	(71,679)	70,805
Management fees	—	—	—	3,622	—	3,622

Total hotel operating expenses	—	—	11,201	224,868	(71,679)	164,390
Opry and Attractions	—	—	—	16,602	(45)	16,557
Corporate	47	276	—	6,629	—	6,952
Corporate overhead allocation	3,327	—	2,957	—	(6,284)	—
Depreciation and amortization	32	—	14,837	13,164	—	28,033

Total operating expenses	3,406	276	28,995	261,263	(78,008)	215,932

Operating income (loss)	(3,274)	(276)	42,805	(10,172)	—	29,083

Interest expense	(5,021)	(12,123)	—	9	—	(17,135)
Interest income	—	—	—	3,001	—	3,001
Other gains and (losses), net	(1,569)	—	—	1,274	—	(295)

Income (loss) before income taxes and discontinued operations	(9,864)	(12,399)	42,805	(5,888)	—	14,654
(Provision) benefit for income taxes	6	—	(89)	546	—	463
Equity in subsidiaries’ earnings, net	24,988	—	—	—	(24,988)	—

Income (loss) from continuing operations	15,130	(12,399)	42,716	(5,342)	(24,988)	15,117
Income from discontinued operations, net of taxes	—	—	—	13	—	13

Net income (loss)	$15,130	$(12,399)	$42,716	$(5,329)	$(24,988)	$15,130

Comprehensive income (loss)	$15,079	$(12,399)	$42,716	$(5,380)	$(24,937)	$15,079

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$83,804	$—	$83,804
Food and beverage	—	—	—	88,193	—	88,193
Other hotel revenue	—	—	64,147	28,723	(65,563)	27,307
Opry and Attractions	—	—	—	21,892	—	21,892

Total revenues	—	—	64,147	222,612	(65,563)	221,196
Operating expenses:
Rooms	—	—	—	26,369	—	26,369
Food and beverage	—	—	—	55,920	—	55,920
Other hotel expenses	—	—	10,891	117,488	(62,661)	65,718
Management fees	—	—	—	3,253	—	3,253

Total hotel operating expenses	—	—	10,891	203,030	(62,661)	151,260
Opry and Attractions	—	—	—	15,411	—	15,411
Corporate	—	201	—	5,498	—	5,699
Corporate overhead allocation	(12)	—	2,914	—	(2,902)	—
REIT conversion costs	—	—	—	971	—	971
Casualty loss	—	—	—	26	—	26
Impairment and other charges	—	—	—	110	—	110
Depreciation and amortization	—	—	14,936	12,980	—	27,916

Total operating expenses	(12)	201	28,741	238,026	(65,563)	201,393

Operating income (loss)	12	(201)	35,406	(15,414)	—	19,803
Interest expense	(6,402)	(8,774)	—	(11)	—	(15,187)
Interest income	—	—	—	3,020	—	3,020
Income from unconsolidated companies	—	—	—	10	—	10
Loss on extinguishment of debt	(4,181)	—	—	—	—	(4,181)
Other gains and (losses), net	—	—	—	2,318	—	2,318

Income (loss) before income taxes and discontinued operations	(10,571)	(8,975)	35,406	(10,077)	—	5,783
(Provision) benefit for income taxes	2,732	4,720	(8,821)	13,819	—	12,450
Equity in subsidiaries’ earnings, net	25,870	—	—	—	(25,870)	—

Income (loss) from continuing operations	18,031	(4,255)	26,585	3,742	(25,870)	18,233
Loss from discontinued operations, net of taxes	—	—	—	(202)	—	(202)

Net income (loss)	$18,031	$(4,255)	$26,585	$3,540	$(25,870)	$18,031

Comprehensive income (loss)	$18,196	$(4,255)	$26,585	$3,705	$(26,035)	$18,196

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$282,836	$—	$282,836
Food and beverage	—	—	—	311,660	—	311,660
Other hotel revenue	—	—	214,586	105,123	(229,970)	89,739
Opry and Attractions	216	—	—	65,004	(76)	65,144

Total revenues	216	—	214,586	764,623	(230,046)	749,379
Operating expenses:
Rooms	—	—	—	85,915	—	85,915
Food and beverage	—	—	—	184,748	—	184,748
Other hotel expenses	—	—	34,069	389,906	(214,324)	209,651
Management fees	—	—	—	11,485	—	11,485

Total hotel operating expenses	—	—	34,069	672,054	(214,324)	491,799
Opry and Attractions	—	—	—	44,315	(76)	44,239
Corporate	66	896	1	18,744	—	19,707
Corporate overhead allocation	8,726	—	6,920	—	(15,646)	—
Depreciation and amortization	53	—	44,654	39,561	—	84,268

Total operating expenses	8,845	896	85,644	774,674	(230,046)	640,013

Operating income (loss)	(8,629)	(896)	128,942	(10,051)	—	109,366

Interest expense	(16,917)	(31,360)	—	—	—	(48,277)
Interest income	—	—	—	9,070	—	9,070
Loss on extinguishment of debt	(2,148)	—	—	—	—	(2,148)
Other gains and (losses), net	(6,065)	—	—	1,421	—	(4,644)

Income (loss) before income taxes and discontinued operations	(33,759)	(32,256)	128,942	440	—	63,367
(Provision) benefit for income taxes	6	—	(1,000)	1,365	—	371
Equity in subsidiaries’ earnings, net	97,527	—	—	—	(97,527)	—

Income (loss) from continuing operations	63,774	(32,256)	127,942	1,805	(97,527)	63,738
Income from discontinued operations, net of taxes	—	—	—	36	—	36

Net income (loss)	$63,774	$(32,256)	$127,942	$1,841	$(97,527)	$63,774

Comprehensive income (loss)	$63,623	$(32,256)	$127,942	$1,690	$(97,376)	$63,623

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$265,386	$—	$265,386
Food and beverage	—	—	—	285,690	—	285,690
Other hotel revenue	—	—	200,662	91,040	(211,062)	80,640
Opry and Attractions	—	—	—	56,776	—	56,776

Total revenues	—	—	200,662	698,892	(211,062)	688,492
Operating expenses:
Rooms	—	—	—	78,020	—	78,020
Food and beverage	—	—	—	177,574	—	177,574
Other hotel expenses	—	—	33,391	370,913	(200,435)	203,869
Management fees	—	—	—	10,446	—	10,446

Total hotel operating expenses	—	—	33,391	636,953	(200,435)	469,909
Opry and Attractions	—	—	—	41,326	—	41,326
Corporate	—	867	1	18,133	—	19,001
Corporate overhead allocation	2,108	—	8,519	—	(10,627)	—
REIT conversion costs	—	—	—	21,383	—	21,383
Casualty loss	—	—	—	75	—	75
Impairment and other charges	—	—	1,246	111	—	1,357
Depreciation and amortization	—	—	44,823	44,156	—	88,979

Total operating expenses	2,108	867	87,980	762,137	(211,062)	642,030

Operating income (loss)	(2,108)	(867)	112,682	(63,245)	—	46,462
Interest expense	(22,308)	(23,587)	—	(39)	—	(45,934)
Interest income	—	—	—	9,123	—	9,123
Income from unconsolidated companies	—	—	—	10	—	10
Loss on extinguishment of debt	(4,181)	—	—	—	—	(4,181)
Other gains and (losses), net	—	—	—	2,365	—	2,365

Income (loss) before income taxes and discontinued operations	(28,597)	(24,454)	112,682	(51,786)	—	7,845
(Provision) benefit for income taxes	2,508	2,689	133,396	(58,067)	—	80,526
Equity in subsidiaries’ earnings, net	114,279	—	—	—	(114,279)	—

Income (loss) from continuing operations	88,190	(21,765)	246,078	(109,853)	(114,279)	88,371
Loss from discontinued operations, net of taxes	—	—	—	(181)	—	(181)

Net income (loss)	$88,190	$(21,765)	$246,078	$(110,034)	$(114,279)	$88,190

Comprehensive income (loss)	$97,927	$(21,765)	$246,078	$(100,297)	$(124,016)	$97,927

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) continuing operating activities	$316,879	$(168,110)	$51	$8,595	$—	$157,415
Net cash used in discontinued operating activities	—	—	—	(201)	—	(201)

Net cash provided by (used in) operating activities	316,879	(168,110)	51	8,394	—	157,214

Purchases of property and equipment	(6,650)	(2,893)	(10)	(41,175)	—	(50,728)
Decrease in restricted cash and cash equivalents	—	—	—	5,936	—	5,936
Other investing activities	—	—	—	8,011	—	8,011

Net cash used in investing activities - continuing operations	(6,650)	(2,893)	(10)	(27,228)	—	(36,781)
Net cash used in investing activities - discontinued operations	—	—	—	—	—	—

Net cash used in investing activities	(6,650)	(2,893)	(10)	(27,228)	—	(36,781)

Net borrowings under credit facility	—	416,500	—	—	—	416,500
Repurchase and conversion of convertible notes	(126,542)	—	—	—	—	(126,542)
Repurchase of common stock warrants	(108,331)	—	—	—	—	(108,331)
Deferred financing costs paid	—	(8,428)	—	—	—	(8,428)
Payment of dividend	(81,352)	—	—	—	—	(81,352)
Proceeds from exercise of stock option and purchase plans	6,119	—	—	—	—	6,119
Other financing activities, net	—	—	—	(445)	—	(445)

Net cash provided by (used in) financing activities - continuing operations	(310,106)	408,072	—	(445)	—	97,521
Net cash used in financing activities - discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	(310,106)	408,072	—	(445)	—	97,521

Net change in cash and cash equivalents	123	237,069	41	(19,279)	—	217,954
Cash and cash equivalents at beginning of period	—	714	—	60,865	—	61,579

Cash and cash equivalents at end of period	$123	$237,783	$41	$41,586	$—	$279,533

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) continuing operating activities	$397,379	$(322,427)	$37	$(10,783)	$—	$64,206
Net cash provided by discontinued operating activities	—	—	—	94	—	94

Net cash provided by (used in) operating activities	397,379	(322,427)	37	(10,689)	—	64,300

Purchases of property and equipment	—	—	558	(24,142)	—	(23,584)
Increase in restricted cash and cash equivalents	—	—	—	(12,347)	—	(12,347)
Other investing activities	—	—	—	1,967	—	1,967

Net cash provided by (used in) investing activities - continuing operations	—	—	558	(34,522)	—	(33,964)
Net cash used in investing activities - discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	—	558	(34,522)	—	(33,964)

Net repayments under credit facility	—	(12,000)	—	—	—	(12,000)
Issuance of senior notes	—	350,000	—	—	—	350,000
Early redemption of senior notes	(152,180)	—	—	—	—	(152,180)
Repurchase and conversion of convertible notes	(99,222)	—	—	—	—	(99,222)
Deferred financing costs paid	—	(15,516)	—	—	—	(15,516)
Repurchase of Company stock for retirement	(100,028)	—	—	—	—	(100,028)
Payment of dividend	(51,162)	—	—	—	—	(51,162)
Proceeds from exercise of stock option and purchase plans	5,206	—	—	—	—	5,206
Other financing activities, net	7	—	—	(521)	—	(514)

Net cash provided by (used in) financing activities - continuing operations	(397,379)	322,484	—	(521)	—	(75,416)
Net cash used in financing activities - discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	(397,379)	322,484	—	(521)	—	(75,416)

Net change in cash and cash equivalents	—	57	595	(45,732)	—	(45,080)
Cash and cash equivalents at beginning of period	—	—	(595)	97,765	—	97,170

Cash and cash equivalents at end of period	$—	$57	$—	$52,033	$—	$52,090

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

Overview

On January 1, 2013, we began operating as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,795 rooms that are managed by lodging operator Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”) and the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland. We also own and operate a number of media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for nearly 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

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

REIT Conversion and Marriott Sale Transaction

As further described in our Annual Report on Form 10-K for the year ended December 31, 2013, after conducting a strategic review of our business, on May 30, 2012, our board of directors unanimously approved a plan to restructure our business operations to facilitate our qualification as a REIT for federal income tax purposes (the “REIT conversion”). We completed the REIT conversion during 2012 and have elected to be taxed as a REIT for the year ended December 31, 2013. As a REIT, we generally are not subject to federal corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment substantially eliminates the federal “double taxation” on earnings from our REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. Our non-REIT operations, which consist of the activities of taxable REIT subsidiaries (“TRSs”) that act as lessees of our hotels, as well as the businesses within our Opry and Attractions segment, continue to be subject, as applicable, to federal corporate income taxes.

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

We have segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months and nine months ended September 30, 2013, we incurred $1.0 million and $21.4 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during the three months ended September 30, 2013 include employment and severance costs ($0.4 million), professional fees ($0.1 million), and various other transition costs ($0.5 million). REIT conversion costs incurred during the nine months ended September 30, 2013 include employment and severance costs ($14.3 million), professional fees ($2.1 million), and various other transition costs ($5.0 million). No REIT conversion costs were incurred during the three months and nine months ended September 30, 2014.

Dividend Policy

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) or 100% of REIT taxable income, whichever is greater. On February 28, 2014, our board of directors declared our first quarter 2014 cash dividend in the amount of $0.55 per share of common stock, or an aggregate of approximately $27.9 million in cash, which was paid on April 14, 2014 to stockholders of record as of the close of business on March 28, 2014. On May 6, 2014, our board of directors declared our second quarter 2014 cash dividend in the amount of $0.55 per share of common stock, or an aggregate of approximately $28.0 million in cash, which was paid on July 15, 2014 to stockholders of record as of the close of business on June 27, 2014. On September 19, 2014, our board of directors declared our third quarter 2014 cash dividend in the amount of $0.55 per share of common stock, or an aggregate of approximately $28.1 million in cash, which was paid on October 15, 2014 to stockholders of record as of the close of business on October 2, 2014. We currently plan to pay a quarterly cash dividend of $0.55 per share in January 2015. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

Convertible Note Repurchases and Conversions and Term Loan Financing

As further described below in “Liquidity and Capital Resources – Principal Debt Agreements,” (i) in April 2014, we repurchased and cancelled $56.3 million in aggregate principal amount of our 3.75% convertible notes in private transactions for aggregate consideration of $120.2 million, (ii) in June 2014, we settled the conversion of $15.3 million of our 3.75% convertible notes that were converted by holders for $15.3 million in cash and shares of our common stock, which were offset by shares received on exercise of our Purchased Options (as defined below), (iii) in June 2014, we cash settled 2.4 million warrants associated with our 3.75% convertible notes for total consideration of $50.8 million, (iv) in June 2014, we entered into a $400.0 million term loan facility, (v) in August 2014, we cash settled an additional 2.4 million warrants associated with our 3.75% convertible notes for total consideration of $57.6 million, and (vi) in October 2014, we settled the conversion or repaid at maturity the remaining $232.2 million of our 3.75% convertible notes.

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

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National and the Inn at Opryland.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions, which are owned in TRSs.

•	Corporate and Other, consisting of our corporate expenses.

For the three months and nine months ended September 30, 2014 and 2013, our total revenues were divided among these business segments as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2014	2013	2014	2013

Hospitality	89%	90%	91%	92%
Opry and Attractions	11%	10%	9%	8%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and nine months ended September 30, 2014 and 2013. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	%	2013	%	2014	%	2013	%
Income Statement Data:
REVENUES:
Rooms	$92,378	37.7%	$83,804	37.9%	$282,836	37.7%	$265,386	38.5%
Food and beverage	98,232	40.1%	88,193	39.9%	311,660	41.6%	285,690	41.5%
Other hotel revenue	28,492	11.6%	27,307	12.3%	89,739	12.0%	80,640	11.7%
Opry and Attractions	25,913	10.6%	21,892	9.9%	65,144	8.7%	56,776	8.2%

Total revenues	245,015	100.0%	221,196	100.0%	749,379	100.0%	688,492	100.0%

OPERATING EXPENSES:
Rooms	29,455	12.0%	26,369	11.9%	85,915	11.5%	78,020	11.3%
Food and beverage	60,508	24.7%	55,920	25.3%	184,748	24.7%	177,574	25.8%
Other hotel expenses	70,805	28.9%	65,718	29.7%	209,651	28.0%	203,869	29.6%
Management fees	3,622	1.5%	3,253	1.5%	11,485	1.5%	10,446	1.5%
Opry and Attractions	16,557	6.8%	15,411	7.0%	44,239	5.9%	41,326	6.0%
Corporate	6,952	2.8%	5,699	2.6%	19,707	2.6%	19,001	2.8%
REIT conversion costs	—	0.0%	971	0.4%	—	0.0%	21,383	3.1%
Casualty loss	—	0.0%	26	0.0%	—	0.0%	75	0.0%
Impairment and other charges	—	0.0%	110	0.0%	—	0.0%	1,357	0.2%
Depreciation and amortization:
Hospitality	25,886	10.6%	25,599	11.6%	77,403	10.3%	77,928	11.3%
Opry and Attractions	1,327	0.5%	1,317	0.6%	3,983	0.5%	4,002	0.6%
Corporate and Other	820	0.3%	1,000	0.5%	2,882	0.4%	7,049	1.0%

Total depreciation and amortization	28,033	11.4%	27,916	12.6%	84,268	11.2%	88,979	12.9%

Total operating expenses	215,932	88.1%	201,393	91.0%	640,013	85.4%	642,030	93.3%

OPERATING INCOME (LOSS):
Hospitality	28,826	13.2%	22,445	11.3%	115,033	16.8%	83,879	13.3%
Opry and Attractions	8,029	31.0%	5,164	23.6%	16,922	26.0%	11,448	20.2%
Corporate and Other	(7,772)	(A)	(6,699)	(A)	(22,589)	(A)	(26,050)	(A)
REIT conversion costs	—	(A)	(971)	(A)	—	(A)	(21,383)	(A)
Casualty loss	—	(A)	(26)	(A)	—	(A)	(75)	(A)
Impairment and other charges	—	(A)	(110)	(A)	—	(A)	(1,357)	(A)

Total operating income	29,083	11.9%	19,803	9.0%	109,366	14.6%	46,462	6.7%
Interest expense	(17,135)	(A)	(15,187)	(A)	(48,277)	(A)	(45,934)	(A)
Interest income	3,001	(A)	3,020	(A)	9,070	(A)	9,123	(A)
Income from unconsolidated companies	—	(A)	10	(A)	—	(A)	10	(A)
Loss on extinguishment of debt	—	(A)	(4,181)	(A)	(2,148)	(A)	(4,181)	(A)
Other gains and (losses), net	(295)	(A)	2,318	(A)	(4,644)	(A)	2,365	(A)
Benefit for income taxes	463	(A)	12,450	(A)	371	(A)	80,526	(A)
Income (loss) from discontinued operations, net	13	(A)	(202)	(A)	36	(A)	(181)	(A)

Net income	15,130	(A)	18,031	(A)	63,774	(A)	88,190	(A)
Loss on call spread and warrant modifications related to convertible notes	—	(A)	—	(A)	(4,952)	(A)	(4,869)	(A)

Net income available to common shareholders	$15,130	(A)	$18,031	(A)	$58,822	(A)	$83,321	(A)

(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results

The following table summarizes our financial results for the three months and nine months ended September 30, 2014 and 2013 (in thousands, except percentages and per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change

Total revenues	$245,015	$221,196	10.8%	$749,379	$688,492	8.8%
Total operating expenses	215,932	201,393	7.2%	640,013	642,030	-0.3%
Operating income	29,083	19,803	46.9%	109,366	46,462	135.4%
Net income	15,130	18,031	-16.1%	63,774	88,190	-27.7%
Net income available to common shareholders	15,130	18,031	-16.1%	58,822	83,321	-29.4%
Net income per share available to common shareholders - fully diluted	0.25	0.30	-16.7%	0.97	1.33	-27.1%

Total Revenues

The increase in our total revenues for the three months ended September 30, 2014, as compared to the same period in 2013, is attributable to increases in our Hospitality segment and Opry and Attractions segment revenues for the 2014 period of $19.8 million and $4.0 million, respectively, as discussed more fully below. The increase in our total revenues for the nine months ended September 30, 2014, as compared to the same period in 2013, is attributable to increases in our Hospitality segment and Opry and Attractions segment revenues for the 2014 period of $52.5 million and $8.4 million, respectively, as discussed more fully below. Total Hospitality revenues in the three months and nine months ended September 30, 2014 include $1.4 million and $6.5 million, respectively, in attrition and cancellation fee collections, an increase (decrease) of $(0.6) million and $1.4 million from the 2013 periods, respectively.

Total Operating Expenses

The increase in our total operating expenses for the three months ended September 30, 2014, as compared to the same period in 2013, is primarily the result of an increase in hotel operating expenses of $13.1 million, as discussed more fully below. The decrease in our total operating expenses for the nine months ended September 30, 2014, as compared to the same period in 2013, is primarily due to a lack of REIT conversion costs during the 2014 period, as compared to $21.4 million in the 2013 period, and a decrease in depreciation and amortization of $4.7 million, partially offset by an increase in hotel operating expenses of $21.9 million, as discussed more fully below.

Net Income

Our net income of $15.1 million for the three months ended September 30, 2014, as compared to net income of $18.0 million for the same period in 2013, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A decrease in the benefit for income taxes of $12.0 million during the 2014 period, as compared to the 2013 period.

•	A $4.2 million loss on the extinguishment of debt associated with the repurchase and conversion of portions of our 3.75% convertible notes during the 2013 period that did not recur during the 2014 period.

•	A $2.6 million decrease in other gains and losses, net during the 2014 period, as compared to the 2013 period, primarily associated with losses during the 2014 period on the change in the fair value of derivative liabilities associated with portions of the warrants related to our 3.75% convertible notes.

Our net income of $63.8 million for the nine months ended September 30, 2014, as compared to net income of $88.2 million for the same period in 2013, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A decrease in the benefit for income taxes of $80.2 million during the 2014 period, as compared to the 2013 period.

•	A $7.0 million decrease in other gains and losses, net during the 2014 period, as compared to the 2013 period, primarily associated with losses during the 2014 period on the change in the fair value of derivative liabilities related to portions of the warrants associated with our 3.75% convertible notes.

Factors and Trends Contributing to Operating Performance

The most important factors and trends contributing to our operating performance during the three months and nine months ended September 30, 2014 described herein were:

•	Increased outside-the-room spending at each of our hotel properties during the three-month and nine-month periods (a net increase for all of our hotel properties of 9.7% and 9.6%, respectively, during the 2014 periods, as compared to the 2013 periods) primarily due to increased levels of premium groups and the resulting increase in banquet revenues.

•	Increased occupancy at Gaylord Opryland, Gaylord National and Gaylord Palms (an increase of 4.0 and 2.6 percentage points of occupancy, respectively, for Gaylord Opryland, an increase of 4.0 and 5.2 percentage points of occupancy, respectively, for Gaylord National, and an increase of 3.8 and 0.7 percentage points of occupancy, respectively, for Gaylord Palms for the 2014 periods as compared to the 2013 periods) primarily as a result of an increase in corporate and association group room nights.

•	Increased ADR at Gaylord Texan, Gaylord Opryland and Gaylord Palms (an increase of 10.0% and 5.7%, respectively, for Gaylord Texan, and increase of 4.5% and 5.7%, respectively, for Gaylord Opryland, and an increase of 6.7% and 3.7%, respectively, for Gaylord Palms for the 2014 periods as compared to the 2013 periods) primarily as a result of room rate increases for both groups and transient.

•	In-the-year, for-the-year cancellations for the 2014 periods decreased 19.9% and 60.3%, respectively, as compared to the 2013 periods.

•	Decreased attrition levels for the three-month 2014 period, as compared to the 2013 period, which contributed to the increase in operating income, RevPAR and Total RevPAR. Attrition for the three-month 2014 period was 9.7% of bookings, compared to 12.2% in the 2013 period.

•	Increased net definite group room nights booked (an increase of 1.3% and 8.9%, respectively, for the 2014 periods as compared to the 2013 periods), as overall group performance metrics continue to improve and second quarter 2014 included a record number of bookings for that quarter.

•	The 2013 periods included $1.0 million and $21.4 million, respectively, in REIT conversion costs which did not recur in the 2014 periods.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and nine months ended September 30, 2014 and 2013 (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Rooms	$92,378	$83,804	10.2%	$282,836	$265,386	6.6%
Food and beverage	98,232	88,193	11.4%	311,660	285,690	9.1%
Other hotel revenue	28,492	27,307	4.3%	89,739	80,640	11.3%

Total hospitality revenue	219,102	199,304	9.9%	684,235	631,716	8.3%
Hospitality operating expenses:
Rooms	29,455	26,369	11.7%	85,915	78,020	10.1%
Food and beverage	60,508	55,920	8.2%	184,748	177,574	4.0%
Other hotel expenses	70,805	65,718	7.7%	209,651	203,869	2.8%
Management fees	3,622	3,253	11.3%	11,485	10,446	9.9%
Depreciation and amortization	25,886	25,599	1.1%	77,403	77,928	-0.7%

Total Hospitality operating expenses	190,276	176,859	7.6%	569,202	547,837	3.9%

Hospitality operating income (1)	$28,826	$22,445	28.4%	$115,033	$83,879	37.1%

Hospitality performance metrics:
Occupancy	74.2%	71.2%	4.2%	73.0%	70.9%	3.0%
ADR	$167.03	$158.02	5.7%	$175.23	$169.35	3.5%
RevPAR (2)	$123.99	$112.49	10.2%	$127.94	$120.04	6.6%
Total RevPAR (3)	$294.09	$267.52	9.9%	$309.50	$285.75	8.3%
Net Definite Group Room Nights Booked	313,000	309,000	1.3%	1,039,000	954,000	8.9%

(1)	Hospitality segment operating income does not include REIT conversion costs of $0.4 million and $7.4 million during the three months and nine months ended September 30, 2013, respectively. Hospitality segment operating income also does not include $0.1 million and $1.4 million of impairment charges during the three months and nine months ended September 30, 2013, respectively. See the discussion of REIT conversion costs and impairment charges set forth below.
(2)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(3)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The increase in total Hospitality segment revenue in the three months ended September 30, 2014, as compared to the same period in 2013, is primarily due to increases of $10.1 million, $4.9 million, $2.5 million and $2.3 million at Gaylord Opryland, Gaylord Palms, Gaylord National and Gaylord Texan, respectively. The increase in total Hospitality segment revenue in the nine months ended September 30, 2014, as compared to the same period in 2013, is primarily due to increases of $20.0 million, $14.6 million, $8.9 million and $8.4 million at Gaylord Opryland, Gaylord National, Gaylord Palms and Gaylord Texan, respectively. The increase in both periods is primarily a result of increased rooms revenue and outside-the-room spending during the 2014 periods as a result of an increase in premium group business discussed below.

The percentage of group versus transient business based on rooms sold for our hospitality segment for the periods presented was approximately as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Group	73%	71%	77%	75%
Transient	27%	29%	23%	25%

The increase in rooms operating expenses in the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, is primarily attributable to increases at Gaylord National, Gaylord Opryland and Gaylord Texan, as described below.

The increase in food and beverage operating expenses in the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, is primarily attributable to increases at Gaylord National, Gaylord Palms and Gaylord Opryland, as described below.

Other hotel expenses for the three months and nine months ended September 30, 2014 and 2013 consist of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Administrative employment costs	$23,285	$22,169	5.0%	$70,495	$71,229	-1.0%
Utilities	8,103	6,970	16.3%	21,925	19,719	11.2%
Property taxes	7,359	7,420	-0.8%	23,541	22,256	5.8%
Other	32,058	29,159	9.9%	93,690	90,665	3.3%

Total other hotel expenses	$70,805	$65,718	7.7%	$209,651	$203,869	2.8%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to increases at Gaylord National and Gaylord Opryland related to the filling of previously open positions. Administrative employment costs decreased slightly during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to a decrease at Gaylord Texan related to eliminated or open positions. Utility costs increased during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to increases at Gaylord National as a result of more extreme weather conditions. Property taxes decreased slightly during the three months ended September 30, 2014, as compared to the same period in 2013, and increased during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily as a result of an increase at Gaylord Opryland due to an increased valuation. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily as a result of increases at each of our hotel properties.

As discussed above, each of our management agreements with Marriott requires us to pay Marriott a base management fee of 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. In the three months ended September 30, 2014 and 2013, we accrued $4.4 million and $4.0 million, respectively, and in the nine months ended September 30, 2014 and 2013, we accrued $13.7 million and $12.6 million, respectively, in total base management fees to Marriott related to our Hospitality segment properties. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 2 to the accompanying condensed consolidated financial statements included herein. We did not accrue an incentive management fee to Marriott related to our Hospitality segment properties during the three months or nine months ended September 30, 2014 or 2013.

Total Hospitality segment depreciation and amortization expense was stable in the three months and nine months ended September 30, 2014, as compared to the same periods in 2013.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and nine months ended September 30, 2014 and 2013.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and nine months ended September 30, 2014 and 2013 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Rooms	$33,530	$30,500	9.9%	$97,059	$88,634	9.5%
Food and beverage	32,176	26,222	22.7%	91,544	83,939	9.1%
Other hotel revenue	11,089	9,956	11.4%	32,412	28,420	14.0%

Total revenue	76,795	66,678	15.2%	221,015	200,993	10.0%
Operating expenses:
Rooms	9,515	8,475	12.3%	26,930	24,586	9.5%
Food and beverage	18,007	15,919	13.1%	52,484	50,958	3.0%
Other hotel expenses	22,632	20,259	11.7%	64,245	60,802	5.7%
Management fees	1,293	1,099	17.7%	3,714	3,316	12.0%
Depreciation and amortization	7,804	8,292	-5.9%	23,558	24,994	-5.7%

Total operating expenses	59,251	54,044	9.6%	170,931	164,656	3.8%
Performance metrics:
Occupancy	79.5%	75.5%	5.3%	74.8%	72.2%	3.6%
ADR	$159.11	$152.29	4.5%	$164.85	$156.02	5.7%
RevPAR	$126.46	$115.03	9.9%	$123.36	$112.65	9.5%
Total RevPAR	$289.64	$251.48	15.2%	$280.91	$255.46	10.0%

Rooms revenue and RevPAR increased at Gaylord Opryland during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily as a result of the increase in occupancy, due to an increase in group business, and the increase in ADR, which was due to a favorable mix shift to more premium corporate and association groups, as well as an increase in transient rate. Rooms expenses increased during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily as a result of increased variable expenses associated with the increase in occupancy.

The increase in food and beverage revenue at Gaylord Opryland during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, was primarily due to increased banquet and food and beverage outlet revenues related to the increase in occupancy and the mix shift discussed above. Food and beverage expenses increased in the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily as a result of an increase in variable costs associated with the increase in revenue, partially offset by decreases in food and employment costs.

Other revenue increased at Gaylord Opryland during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily as a result of an increase in ancillary revenues, such as parking and resort fees related to the increase in occupancy and an increase in attrition and cancellation fee collections. Other hotel expenses increased in the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to increased sales and marketing costs associated with the increase in premium group rooms, as well as the incurrence of a $0.6 million settlement with the Federal Communications Commission during the 2014 periods.

Depreciation and amortization decreased at Gaylord Opryland during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily as a result of furniture, fixtures and equipment placed in service during a 2005 rooms renovation becoming fully depreciated during 2013.

Gaylord Palms Results. The results of Gaylord Palms for the three months and nine months ended September 30, 2014 and 2013 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Rooms	$14,386	$12,765	12.7%	$49,471	$47,322	4.5%
Food and beverage	18,777	15,285	22.8%	64,036	59,813	7.1%
Other hotel revenue	4,850	5,051	-4.0%	17,315	14,797	17.0%

Total revenue	38,013	33,101	14.8%	130,822	121,932	7.3%
Operating expenses:
Rooms	4,547	4,212	8.0%	13,148	13,167	-0.1%
Food and beverage	11,409	9,888	15.4%	36,323	34,405	5.6%
Other hotel expenses	14,355	13,817	3.9%	45,824	45,812	0.0%
Management fees	613	533	15.0%	2,230	2,060	8.3%
Depreciation and amortization	4,576	4,472	2.3%	13,614	13,452	1.2%

Total operating expenses	35,500	32,922	7.8%	111,139	108,896	2.1%
Performance metrics:
Occupancy	72.4%	68.6%	5.5%	76.2%	75.5%	0.9%
ADR	$153.51	$143.93	6.7%	$169.18	$163.21	3.7%
RevPAR	$111.22	$98.68	12.7%	$128.88	$123.28	4.5%
Total RevPAR	$293.87	$255.90	14.8%	$340.83	$317.67	7.3%

Rooms revenue and RevPAR increased at Gaylord Palms during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, due to an increase in occupancy and ADR that resulted from an increase in group rooms and an increase in rate for both group and transient. Rooms expenses increased during the three months and remained stable during the nine months ended September 30, 2014, as compared to the same periods in 2013, primarily as a result of increased variable expenses associated with the increase in occupancy, partially offset by a decrease in supply expense.

The increase in food and beverage revenue at Gaylord Palms during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, was primarily due to the increase in group rooms discussed above and the resulting increase in banquet revenue. Food and beverage expenses increased in the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily as a result of an increase in variable costs associated with the increase in revenue, partially offset by decreases in food and employment costs.

Other revenue at Gaylord Palms decreased slightly during the three months and increased during the nine months ended September 30, 2014, as compared to the same periods in 2013, primarily as a result of the nine-month period benefitting from increased special events revenue in January 2014 as compared to the prior year period relating to the end of our annual Christmas programs in January. Other hotel expenses increased in the three months and remained stable in the nine months ended September 30, 2014, as compared to the same periods in 2013, primarily as a result of increased sales and marketing costs in the three-month period.

Depreciation and amortization were stable at Gaylord Palms during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013.

Gaylord Texan Results. The results of Gaylord Texan for the three months and nine months ended September 30, 2014 and 2013 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Rooms	$18,128	$16,319	11.1%	$52,186	$50,438	3.5%
Food and beverage	20,448	19,829	3.1%	68,046	62,303	9.2%
Other hotel revenue	6,262	6,437	-2.7%	19,405	18,459	5.1%

Total revenue	44,838	42,585	5.3%	139,637	131,200	6.4%
Operating expenses:
Rooms	4,604	4,343	6.0%	14,581	12,916	12.9%
Food and beverage	12,199	11,586	5.3%	38,166	37,492	1.8%
Other hotel expenses	14,212	14,083	0.9%	42,468	42,968	-1.2%
Management fees	730	685	6.6%	2,292	2,124	7.9%
Depreciation and amortization	4,857	4,300	13.0%	14,267	13,117	8.8%

Total operating expenses	36,602	34,997	4.6%	111,774	108,617	2.9%
Performance metrics:
Occupancy	74.9%	74.1%	1.1%	70.4%	71.9%	-2.1%
ADR	$174.22	$158.42	10.0%	$179.78	$170.02	5.7%
RevPAR	$130.41	$117.39	11.1%	$126.51	$122.27	3.5%
Total RevPAR	$322.55	$306.34	5.3%	$338.51	$318.06	6.4%

Rooms revenue and RevPAR increased at Gaylord Texan during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, due primarily to increased ADR for both groups and transient. These increases in rooms revenue and RevPAR were impacted by a rooms renovation project at Gaylord Texan, which resulted in approximately 9,600 and 36,000 room nights out of service in the three months and nine months ended September 30, 2014. The rooms renovation project was completed in August 2014. Rooms expenses increased during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to increased variable expenses associated with the increase in occupancy and an increase in non-capitalized costs associated with the rooms renovation project, partially offset by a decrease in employment costs.

The increase in food and beverage revenue at Gaylord Texan during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, was primarily due to an increase in banquet revenue. Food and beverage expenses increased in the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, as a result of increased variable costs associated with the increase in revenue.

Other revenue at Gaylord Texan decreased during the three months ended September 30, 2014, as compared to the same period in 2013, primarily as a result of decreased collection of attrition and cancellation fees. Other revenue at Gaylord Texan increased during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily as a result of increased technology revenue associated with group business, as well as increased special events revenue in January 2014 as compared to the prior year period relating to the end of our annual Christmas programs in January, partially offset by a decrease in attrition and cancellation fee collections. Other hotel expenses were stable in the three months and decreased slightly in the nine months ended September 30, 2014, as compared to the same periods in 2013, primarily as a result of decreased employment costs due to eliminated or open positions.

Depreciation and amortization increased at Gaylord Texan during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily as a result of capital expenditures associated with the ongoing rooms renovation.

Gaylord National Results. The results of Gaylord National for the three months and nine months ended September 30, 2014 and 2013 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Rooms	$24,139	$22,037	9.5%	$77,606	$72,879	6.5%
Food and beverage	25,982	25,966	0.1%	85,556	77,368	10.6%
Other hotel revenue	6,244	5,821	7.3%	20,491	18,839	8.8%

Total revenue	56,365	53,824	4.7%	183,653	169,086	8.6%
Operating expenses:
Rooms	10,141	8,656	17.2%	29,337	25,519	15.0%
Food and beverage	18,202	17,860	1.9%	55,847	52,903	5.6%
Other hotel expenses	18,592	16,681	11.5%	54,360	51,767	5.0%
Management fees	926	874	5.9%	3,068	2,776	10.5%
Depreciation and amortization	8,320	8,192	1.6%	24,971	25,311	-1.3%

Total operating expenses	56,181	52,263	7.5%	167,583	158,276	5.9%
Performance metrics:
Occupancy	68.1%	64.1%	6.2%	70.5%	65.3%	8.0%
ADR	$193.16	$187.12	3.2%	$201.98	$204.93	-1.4%
RevPAR	$131.46	$120.01	9.5%	$142.42	$133.75	6.5%
Total RevPAR	$306.95	$293.11	4.7%	$337.04	$310.30	8.6%

Rooms revenue and RevPAR increased at Gaylord National during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily as a result of an increase in occupancy for premium corporate rooms and an increase in ADR for group rooms. The decrease in ADR for the nine-month 2014 period is primarily the result of January 2013 including rooms related to the presidential inauguration. Rooms expenses increased at Gaylord National during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to increased variable costs associated with the increase in occupancy and increased employee benefit costs associated with a new union contract.

Food and beverage revenue remained stable during the three months and increased during the nine months ended September 30, 2014, as compared to the same periods in 2013. The nine-month increase is primarily a result of the increase in premium corporate rooms and the resulting increase in banquets. Food and beverage expenses increased in the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to increased variable costs associated with the increase in revenue, partially offset by improved food costs.

Other revenue at Gaylord National increased during the three months and nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to an increase in ancillary revenues, such as parking and resort fees related to the increase in occupancy and an increase in attrition and cancellation fee collections. Other hotel expenses increased in the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily as a result of increased utility and sales and marketing costs.

Depreciation and amortization at Gaylord National increased slightly during the three months ended September 30, 2014, as compared to the same period in 2013, and decreased slightly during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily as a result of a portion of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2008 becoming fully depreciated during 2013.

Opry and Attractions Segment

Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change

Revenues	$25,913	$21,892	18.4%	$65,144	$56,776	14.7%
Operating expenses	16,557	15,411	7.4%	44,239	41,326	7.0%
Depreciation and amortization	1,327	1,317	0.8%	3,983	4,002	-0.5%

Operating income (1)	$8,029	$5,164	55.5%	$16,922	$11,448	47.8%

(1)	Opry and Attractions segment operating income does not include $0.1 million of REIT conversion costs during the nine months ended September 30, 2013. See the discussion of REIT conversion costs set forth below.

Opry and Attractions segment revenue increased during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to increases in attendance at the Grand Ole Opry and the Ryman Auditorium.

Opry and Attractions operating expenses increased during the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily as a result of increased variable expenses related to the increase in revenue.

Opry and Attractions depreciation expense was stable in the three months and nine months ended September 30, 2014, as compared to the same periods in 2013.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change

Operating expenses	$6,952	$5,699	22.0%	$19,707	$19,001	3.7%
Depreciation and amortization	820	1,000	-18.0%	2,882	7,049	-59.1%

Operating loss (1)	$(7,772)	$(6,699)	16.0%	$(22,589)	$(26,050)	-13.3%

(1)	Corporate and Other segment operating loss does not include $0.5 million and $13.9 million of REIT conversion costs during the three months and nine months ended September 30, 2013, respectively. See the discussion of REIT conversion costs set forth below.

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, increased in the three months and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily as a result of an increase in employee benefit and consulting costs.

Corporate and Other depreciation and amortization expense decreased in the three months and nine months ended September 30, 2014, as compared with the same periods in 2013, primarily due to the disposal in 2013 of certain fixed assets that were no longer required as a result of our conversion to a REIT.

Operating Results – REIT Conversion Costs

We have segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying condensed consolidated statements of operations. During the three months and nine months ended September 30, 2013, we incurred $1.0 million and $21.4 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during the three months ended September 30, 2013 include employment and severance costs ($0.4 million), professional fees ($0.1 million), and various other transition costs ($0.5 million). REIT conversion costs incurred during the nine months ended September 30, 2013 include employment and severance costs ($14.3 million), professional fees ($2.1 million), and various other transition costs ($5.0 million). No REIT conversion costs were incurred during the three months and nine months ended September 30, 2014.

Operating Results – Impairment and Other Charges

During the nine months ended September 30, 2013, we incurred $1.4 million in impairment charges related to equipment at Gaylord National.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change

Interest expense	$(17,135)	$(15,187)	12.8%	$(48,277)	$(45,934)	5.1%
Interest income	3,001	3,020	-0.6%	9,070	9,123	-0.6%
Income from unconsolidated companies	—	10	-100.0%	—	10	-100.0%
Loss on extinguishment of debt	—	(4,181)	-100.0%	(2,148)	(4,181)	-48.6%
Other gains and (losses), net	(295)	2,318	-112.7%	(4,644)	2,365	-296.4%
Benefit for income taxes	463	12,450	-96.3%	371	80,526	-99.5%
Income (loss) from discontinued operations, net of taxes	13	(202)	106.4%	36	(181)	119.9%

Interest Expense

Interest expense increased $1.9 million during the three months ended September 30, 2014, as compared to the same period in 2013, due primarily to interest associated with our $400 million term loan facility, which we entered into in June 2014, partially offset by a decrease in interest expense associated with our 3.75% convertible notes, due to a decrease in outstanding principal as a result of our repurchase of portions of those notes in July 2013 and April 2014. Interest expense increased $2.3 million during the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to interest associated with the $400 million term loan facility and an increase in interest expense associated with our 5% senior notes that were issued in April 2013, partially offset by a decrease in interest expense associated with the lower balance of our 3.75% convertible notes and the 2013 period including amounts written off associated with the refinancing of our previous credit facility.

Cash interest expense increased $2.2 million to $12.7 million in the three months ended September 30, 2014 and increased $5.6 million to $35.0 million in the nine months ended September 30, 2014, as compared to the same periods in 2013. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, decreased $0.3 million to $4.4 million in the three months ended September 30, 2014 and decreased $3.2 million to $13.3 million in the nine months ended September 30, 2014, as compared to the same periods in 2013.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the periods, was 5.3% and 5.0% for the three months and 5.2% and 5.0% for the nine months ended September 30, 2014 and 2013, respectively.

Interest Income

Interest income for the three months and nine months ended September 30, 2014 and 2013 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

Loss on Extinguishment of Debt

In April 2014, we settled the repurchase of and subsequently cancelled $56.3 million of our 3.75% convertible notes in private transactions for aggregate consideration of $120.2 million, which was funded by cash on hand and borrowings under our revolving credit facility. In addition, in June 2014, we settled $15.3 million of our 3.75% convertible notes that were converted by holders for $15.3 million in cash for the underlying principal and shares of our common stock for the conversion spread. As a result of these transactions, we recorded a loss on extinguishment of debt of approximately $2.1 million during the nine months ended September 30, 2014.

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

Other Gains and (Losses), net

Other gains and (losses), net for the three months and nine months ended September 30, 2014 primarily consists of $1.6 million and $6.1 million, respectively, in losses on the change in the fair value of derivative liabilities associated with portions of the warrants associated with our 3.75% convertible notes, as discussed more fully in Note 7 to the condensed consolidated financial statements included herein. Other gains and (losses), net also includes $2.4 million and $2.3 million for the three months and nine months ended September 30, 2014 and the three months and nine months ended September 30, 2013, respectively, from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses.

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

For the three months and nine months ended September 30, 2014, we recorded an income tax benefit of $0.5 million and $0.4 million, respectively. The benefit for the three-month 2014 period is primarily due to a discrete benefit of $0.5 million related to the filing of our 2013 Federal and state income tax returns. The benefit for the nine-month 2014 period is due to a discrete benefit of $0.5 million related to the filing of our 2013 Federal and state income tax returns, partially offset by expense of $0.1 million related to our current period operations. The expense recorded related to current period operations is different from the statutory rate primarily due to the non-taxable income of the REIT, partially offset by additional valuation allowance required at the TRSs.

For the three months and nine months ended September 30, 2013, we recorded an income tax benefit of $12.5 million and $80.5 million, respectively. The benefit for the three-month 2013 period is primarily due to a benefit of $7.1 million related to adjustments for the REIT conversion and the filing of the 2012 Federal and state income tax returns and a benefit of $5.4 million related to our current period operations. The benefit for the nine-month 2013 period is primarily due to a benefit of $66.0 million related to the REIT conversion, $6.9 million related to the reversal of liabilities associated with unrecognized tax positions, and a benefit of $1.2 million related to the filing of the 2012 Federal and state income tax returns. In addition, we recorded an income tax benefit of $6.4 million related to our current period operations.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the nine months ended September 30, 2014, our net cash flows provided by operating activities - continuing operations were $157.2 million, reflecting primarily cash provided by our income from continuing operations before depreciation expense, amortization expense, income tax benefit, stock-based compensation expense, loss on extinguishment of debt, and other non-cash charges of approximately $165.4 million, partially offset by unfavorable changes in working capital of approximately $8.2 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties.

During the nine months ended September 30, 2013, our net cash flows provided by operating activities - continuing operations were $64.2 million, reflecting primarily cash provided by our income from continuing operations before depreciation expense, amortization expense, income tax benefit, stock-based compensation expense, and other non-cash charges of approximately $129.4 million, offset by unfavorable changes in working capital of approximately $65.2 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses primarily related to the payment of accrued compensation, accrued REIT conversion costs and accrued expenses associated with our hotel holiday programs, a decrease in accounts payable at our managed properties due to the timing of payments as new payment processes were developed, and an increase in income taxes receivable, partially offset by an increase in accrued interest on our 3.75% convertible notes. It should be noted that the reversal of deferred tax liabilities and the recognition of valuation allowances on the net deferred tax assets of our TRSs represents the majority of the reconciling item of $76.9 million from net income to net cash flows provided by operating activities. These tax items, and their related impact on our cash used in operating activities, are the result of our REIT conversion, and we paid out no cash in connection with such reversal and recognition.

Cash Flows From Investing Activities. During the nine months ended September 30, 2014, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $50.7 million, partially offset by a decrease in restricted cash and cash equivalents associated with the FF&E reserve we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us. Purchases of property, plant and equipment consisted primarily of a rooms renovation project at Gaylord Texan, ongoing maintenance capital expenditures for our existing properties, and $0.2 million of capitalized personnel costs.

During the nine months ended September 30, 2013, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $23.6 million, consisting primarily of ongoing maintenance capital expenditures for our existing properties and $0.5 million of capitalized personnel costs, and an increase in restricted cash and cash equivalents associated with the FF&E reserve we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us.

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the nine months ended September 30, 2014, our net cash flows provided by financing activities were approximately $97.5 million, primarily reflecting $399.0 million in net borrowings under our new term loan facility and $17.5 million in net borrowings under our $1 billion credit facility, partially offset by $108.3 million to cash settle 4.8 million of the warrants associated with our 3.75% convertible notes, the payment of $81.4 million in cash dividends, and the payment of $8.4 million in deferred financing costs. In addition, we paid $126.5 million in cash related to repurchases and the settlement of conversions of our 3.75% convertible notes, and issued 6.3 million shares for the settlement of the conversion spread, which were offset by the exercise of the Purchased Options (as defined below) and our receipt and cancellation of the related shares.

During the nine months ended September 30, 2013, our net cash flows used in financing activities were approximately $75.4 million, primarily reflecting the payment of $152.2 million to redeem all of our outstanding 6.75% senior notes, $100.0 million to repurchase 2.3 million shares of our common stock for retirement, $98.6 million to repurchase and cancel $54.7 million of our 3.75% convertible notes, the payment of $51.2 million in cash dividends, and the payment of $15.5 million in deferred financing costs, partially offset by the issuance of $350.0 million in 5% senior notes.

Liquidity

At September 30, 2014, we had $279.5 million in unrestricted cash and $470.3 million available for borrowing under our $1 billion credit facility, which we refinanced in April 2013 with an increased and extended facility that matures in 2017. During the nine months ended September 30, 2014, we borrowed $399.0 million under a new term loan facility added to our credit agreement for our $1 billion credit facility and borrowed $17.5 million under our $1 billion credit facility, repurchased $56.3 million and settled the conversion of $15.3 million of our 3.75% convertible notes for aggregate net consideration of $126.5 million, cash settled 4.8 million of the warrants associated with our 3.75% convertible notes for $108.3 million, paid cash dividends of $81.4 million and incurred capital expenditures of $50.7 million. These net outflows, offset by cash flows from operating activities discussed above, were the primary factors in the increase in our cash balance from December 31, 2013 to September 30, 2014.

We currently plan to pay a quarterly cash dividend of $0.55 per share in January 2015, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2014 by spending between $9 million and $11 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities and an expansion of the Ryman Auditorium. In October 2014, at maturity of the notes, we settled our obligations under the outstanding principal balance of our 3.75% convertible notes, by delivering $232.2 million in cash for the underlying principal and shares of our common stock for the conversion spread. We issued 6.3 million shares, which were offset by the exercise of the Purchased Options (as defined below) and our receipt and cancellation of the related shares.

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

Our outstanding principal debt agreements are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to their scheduled maturity date. As we borrowed under our $1 billion credit facility to refinance all of our convertible notes on a long-term basis, these notes have been classified as long-term debt in Note 7 to the condensed consolidated financial statements included herein.

Our outstanding 3.75% convertible senior notes matured in October 2014. In addition to the completed cash settlement of a portion of the related warrants, we may from time to time consider other transactions that address the dilution associated with the remaining warrants, consistent with our available liquidity and other capital needs. These transactions could include a purchase of a portion of the outstanding warrants, as it would reduce the number of shares of our common stock that would be issued by us pursuant to the settlement of the warrants. We have received approval from our board of directors to purchase for cash up to the entire amount of the outstanding warrants, in one or more transactions with the warrant counterparties, subject to approval of our board (or a committee thereof) with respect to the purchase price and the other terms and conditions of such transaction(s). Any purchases of a portion of the warrants may result in the warrant counterparties altering positions they may have in our common stock, including making purchases of our common stock in the open market or in private transactions, and the final settlement price of the warrant repurchases may be based upon prevailing market prices of our common stock during that time. It has not yet been determined if or when we will engage in any additional warrant purchase transactions, other than those described herein.

Principal Debt Agreements

At September 30, 2014, we were in compliance with all covenants related to our outstanding debt.

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

At September 30, 2014, $527.0 million of borrowings were outstanding under the $1 billion credit facility, and the lending banks had issued $2.7 million of letters of credit under the facility, which left $470.3 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our 5% senior notes due 2021).

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

Pursuant to the Amendment, we added an additional senior secured term loan facility in the aggregate principal amount of up to $400.0 million (the “Term Loan B”) to the Credit Agreement. Proceeds from the Term Loan B may be used, as we may determine, to repay revolving loans under the Credit Agreement and to repay our 3.75% convertible notes or to settle, in whole or in part, the warrant transactions described below. The Term Loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At September 30, 2014, the interest rate on the Term Loan B was LIBOR plus 3.0%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million, commencing on September 30, 2014, with the balance due at maturity. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan B in full.

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

3.75% Convertible Senior Notes. At September 30, 2014, we had outstanding $232.2 million of 3.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes were convertible at the holder’s option, into shares of our common stock, at an adjusted conversion rate of 47.9789 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an adjusted conversion price of approximately $20.84 per share.

In April 2014, we settled the repurchase of and subsequently cancelled $56.3 million of our Convertible Notes in private transactions for aggregate consideration of $120.2 million, which consisted of cash for the underlying principal and shares of our common stock for the conversion spread. The cash portion was funded by cash on hand and borrowings under our revolving credit facility. In connection with the repurchase, we entered into agreements with the note hedge counterparties to proportionately reduce the number of outstanding Purchased Options (as defined below) and warrants. In consideration for the reduction, the counterparties paid us approximately $9.2 million. In addition, in June 2014, we settled the conversion of $15.3 million of Convertible Notes that were converted by holders which consisted of $15.3 million cash for the underlying principal and shares of our common stock for the conversion spread. As a result of these transactions, we recorded a loss on extinguishment of debt of $2.1 million in the nine months ended September 30, 2014.

On October 1, 2014, upon maturity of the notes, we settled our obligations upon conversion of each $1,000 principal amount of Convertible Notes with a specified dollar amount of $1,000 and the remainder of the conversion settlement amount in shares of our common stock. We issued 6.3 million shares, which were offset by the exercise of the Purchased Options (as defined below) and our receipt and cancellation of the related shares. As we borrowed under our $1 billion credit facility to refinance all of our Convertible Notes on a long-term basis, the Convertible Notes have been classified as long-term debt in Note 7 to the condensed consolidated financial statements included herein.

Concurrently with the offering of the Convertible Notes, we entered into convertible note hedge transactions with respect to our common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The Purchased Options entitled us to receive shares of our common stock upon conversion of the Convertible Notes. At September 30, 2014, the Purchased Options covered approximately 11.1 million shares, with an adjusted strike price of $20.84 per share (the same as the adjusted conversion price of the Convertible Notes), which reflects the repurchases and conversions discussed above. In connection with the maturity and conversion of the Convertible Notes on October 1, 2014, as described above, the Purchased Options were settled in shares delivered to us equal to the number of shares issued in the Convertible Note settlement. These shares received by us were subsequently cancelled.

Separately and concurrently with entering into the Purchased Options in 2009, we sold common stock purchase warrants to the hedge counterparties whereby the warrant holders may purchase shares of our common stock. In June 2014, we cash settled 2.4 million warrants from one of the note hedge counterparties, paying total consideration of $50.8 million. In June 2014, we modified an agreement with one of the note hedge counterparties to cash settle an additional 2.4 million warrants, paying total consideration of $57.6 million. At September 30, 2014, the remaining outstanding warrants covered approximately 7.2 million shares, with an adjusted strike price of $25.01 per share, which reflects the repurchases and conversions discussed above. The number of shares underlying the warrants and the strike price thereof are subject to further customary anti-dilution adjustments similar to the adjustments of the Convertible Notes and the Purchased Options, including for quarterly cash dividends. Unless modified prior to their 2015 maturity, the warrants may only be settled at maturity in shares of our common stock, net of the exercise price. The warrants are structured as 90 separate warrants covering approximately 80,000 shares each that are exercisable on successive trading days during the period beginning January 2, 2015 and running through May 12, 2015.

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

Off-Balance Sheet Arrangements

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our credit facility had issued $2.7 million of letters of credit at September 30, 2014. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2014, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)(2)	$1,508,168	$232,168	$527,000	$—	$749,000
Capital leases	511	511	—	—	—
Operating leases (3)	630,235	6,356	9,096	8,829	605,954
Construction commitments (4)	13,083	13,083	—	—	—
Other	2,404	2,404	—	—	—

Total contractual obligations	$2,154,401	$254,522	$536,096	$8,829	$1,354,954

(1)	Long-term debt commitments do not include approximately $232.8 million in interest payments projected to be due in future years (less than 1 year – $43.2 million; 1-3 years – $80.9 million; 3-5 years – $63.6 million; more than 5 years – $45.1 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at September 30, 2014 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the interest we paid during 2013, 2012 and 2011.
(2)	Total long-term commitments due in less than a year include $232.2 million of the Convertible Notes. On October 1, 2014, we settled the conversion and maturity of these Convertible Notes as described above.
(3)	Total operating lease commitments of $630.2 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(4)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2014, the amount funded into the reserve accounts will be 4.0% of the respective property’s total annual revenue. At September 30, 2014, $13.1 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets, stock-based compensation, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no newly identified critical accounting policies in the first nine months of 2014 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under our $1 billion credit facility currently bear interest at an annual rate of LIBOR plus 1.85%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $527.0 million in borrowings outstanding under our $1 billion credit facility at September 30, 2014 would increase by approximately $5.3 million.

Borrowings outstanding under our $400 million credit facility currently bear interest at an annual rate of LIBOR plus 3.0%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $399.9 million in borrowings outstanding under our $400 million credit facility at September 30, 2014 would increase by approximately $4.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at September 30, 2014. As a result, the interest rate market risk implicit in these investments at September 30, 2014, if any, is low.

Risk Related to Changes in Equity Prices

Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge transactions intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock, as measured under the Convertible Notes, at the time of exercise is greater than the conversion price of the Convertible Notes. In connection with the convertible note hedge transactions, we sold warrants to the counterparties to the call options whereby they may purchase, as adjusted and reduced as described in Item 2 above, approximately 7.2 million shares of our common stock at an adjusted price of $25.01 per share. Additional adjustments to the strike price, exercise price, and number of shares underlying the warrants may be made pursuant to customary anti-dilution provisions, including for quarterly cash dividends. For every $1 increase in the share price of our common stock above $25.01, we will be required to deliver, upon the exercise of the warrants, shares of our common stock valued at $7.2 million (at the relevant share price).

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At September 30, 2014, the value of the investments in the pension fund was $76.8 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $7.7 million.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: November 6, 2014	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.