Form 10-K
period 2014-12-31
Ryman Hospitality Properties, Inc.
filed 2015-02-26
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2014 of $48.15 per share was approximately $2,088,817,684 (assuming for this purpose that shares beneficially owned by persons other than officers or directors of the registrant, and their affiliates, are held by non-affiliates).

As of January 31, 2015, there were 51,043,771 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

RYMAN HOSPITALITY PROPERTIES, INC.

2014 ANNUAL REPORT ON FORM 10-K

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

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT for federal income tax purposes; (ii) the anticipated benefits of the REIT conversion and our sale of the Gaylord Hotels brand and rights to manage our Gaylord Hotels properties to Marriott International, Inc., including continued increases in revenue and anticipated stabilized future annualized cost synergies; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries; (iv) our announced dividend policy including the frequency and amount of any dividend we may pay; (v) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions; (vi) the anticipated pace of recovery in demand for products and services provided by the lodging industry relative to general economic conditions; (vii) Marriott’s ability to effectively manage our hotels and other properties; (viii) our anticipated capital expenditures; (ix) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; and (x) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

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

Overview

We are a Delaware corporation, originally incorporated in 1956, that, following our REIT conversion, began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013, specializing in group-oriented, destination hotel assets in urban and resort markets. As a REIT, we generally will not be subject to federal corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment substantially eliminates the federal “double taxation” on earnings from our REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. Our non-REIT operations, which consist of the activities of our taxable REIT subsidiaries (“TRSs”) that lease or sublease our hotels from our qualified REIT subsidiaries, as well as businesses within our Opry and Attractions segment, will continue to be subject, as applicable, to federal and state corporate income taxes.

Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,795 rooms that are managed by lodging operator Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”) and the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland. In addition, in December 2014, we completed the purchase of a hotel that will be rebranded as the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National, which will be managed by Marriott upon its anticipated March 2015 opening. We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for nearly 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

Our operations are organized into three principal business segments: (i) Hospitality, which includes our hotel properties and the results of hotel operations; (ii) Opry and Attractions, which includes our Grand Ole Opry assets, WSM-AM and our Nashville attractions; and (iii) Corporate and Other, which includes corporate expenses. These three business segments — Hospitality, Opry and Attractions, and Corporate and Other — represented approximately 92%, 8%, and 0%, respectively, of our total revenues for 2014.

Financial information by business segment and for each of our Gaylord Hotels properties as of December 31, 2014 and for each of the three years in the period then ended appears in Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Financial Reporting by Business Segments note (Note 13) to our consolidated financial statements included in this Annual Report on Form 10-K.

Our Strategic Plan

Our goal is to become the nation’s premier hospitality REIT for group-oriented meetings hotel assets located in urban and resort markets.

•	Existing Hotel Property Design. Our hotel properties focus on the large group meetings market in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. This strategy creates a better experience for both meeting planners and guests, and has led to our current hotel properties claiming a place among the leading convention hotels in the country.

•	Expansion of Hotel Asset Portfolio. While we intend our short-term capital allocation strategy to focus on paying cash dividends to stockholders, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are generally interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. As a REIT, we no longer view independent, large-scale development of resort and convention hotels as part of our long-term growth strategy.

•	Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment.

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

Marriott assumed the day-to-day management of our Gaylord Hotels properties beginning October 1, 2012 and the Inn at Opryland beginning December 1, 2012, and Marriott will manage the AC Hotel upon its opening. We believe that our Gaylord Hotels properties have benefitted and will continue to benefit from Marriott’s expansive sales force and popular frequent traveler program, as well as their ability to manage group business.

Based on our information and information and data obtained from Smith Travel Research, the top 10 hotels within the United States with the highest square footage of self-contained exhibit and meeting space as of January 2015 are as follows:

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

Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space and 12 treatment rooms. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson Showboat, the Gaylord Springs Golf Links (our 18-hole championship golf course), and other attractions in the Nashville area. Gaylord Opryland has 2,882 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 640,000 square feet. Gaylord Opryland has been recognized by many industry and commercial publications, receiving Successful Meetings magazine’s Pinnacle Award from 2010 through 2014, as well as Meeting & Convention’s Gold Key and Gold Platter Awards every year since 1993, including Gold Key Elite in 2014.

Gaylord Palms Resort and Convention Center — Kissimmee, Florida. Gaylord Palms has 1,406 signature guest rooms, three ballrooms with approximately 76,000 square feet, 76 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida, which we have leased pursuant to a 75-year ground lease with a 24-year renewal option. The resort is approximately a five minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets and a full-service spa, with 20,000 square feet of dedicated space and 25 treatment rooms. In 2012, a new resort pool and new 2-story sports bar complex opened at Gaylord Palms. Hotel guests also have golf privileges at Celebration Golf Club, located approximately two miles from the property. The Gaylord Palms is rated as a AAA Four-Diamond Hotel and has been recognized by many publications, receiving Successful Meetings magazine’s Pinnacle Award from 2007 to 2014, Meeting and Convention’s Gold Key Award every year since 2003, and Meeting and Convention’s Gold Platter Award ten times since 2003.

Gaylord Texan Resort and Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. Of the 85 acres, we own 75 acres and lease approximately 10 acres pursuant to a ground lease. The hotel features a lavish and expansive atrium, 1,511 signature guest rooms, three ballrooms with approximately 85,000 square feet, 70 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The property also includes a number of themed restaurants, retail outlets and a full-service spa with 25,000 square feet of dedicated space and 12 treatment rooms. Guests also have access to the adjacent Cowboys Golf Club. In 2006, we opened the Glass Cactus entertainment complex, an approximately 39,000 square feet venue with a performance stage, dance floor, and a two-story outdoor deck, on land we own adjacent to the hotel. In 2011, we opened the Paradise Springs resort pool, a western-themed 10-acre resort pool and lazy river complex. The Gaylord Texan is rated as a AAA Four-Diamond Hotel, and it received Successful Meetings magazine’s Pinnacle Award from 2012 through 2014, Meeting and Convention’s Gold Key Award every year since 2005 and Meeting and Convention’s Gold Platter Award from 2010 through 2014.

Gaylord National Resort and Convention Center — National Harbor, Maryland. Gaylord National is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 470,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center with 12 treatment rooms, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. The Gaylord National is rated as a AAA Four-Diamond Hotel, and it received Successful Meetings Magazine’s Pinnacle Award in 2011, 2012 and 2014 and Meeting and Convention’s Gold Key Award every year since 2009.

Inn at Opryland. We also own the Inn at Opryland, which is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space.

AC Hotel. We also own the AC Hotel, which is located near Gaylord National and is anticipated to open in March 2015. The hotel will have 192 rooms and approximately 3,700 square feet of meeting space.

Description of our Opry and Attractions Portfolio

The Grand Ole Opry. The Grand Ole Opry, which celebrated its 89th anniversary in 2014, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Opry House, home of the Grand Ole Opry, seats approximately 4,400 and is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and Sirius/XM Radio and streamed on the Internet. Special episodes of the Grand Ole Opry are also broadcast on television via the Great American Country network. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists.

Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2014 to January 2015. The Ryman Auditorium has been nominated for “Theatre of the Year” by Pollstar Concert Industry Awards every year since 2003, winning the award in 2003, 2004, 2010, 2011, 2012, 2013 and 2014, and was named the Venue of the Year by the Academy of Country Music in 2009, 2011 and 2013.

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

Corporate and Other Segment

Our Corporate and Other segment includes operating and general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments, including certain costs for our retirement plans, equity-based compensation plans, information technology, human resources, accounting, and other administrative expenses, and formerly included our ownership interests in certain investments.

Corporate History and Structure

We were originally incorporated in 1956 and were reorganized in connection with a 1997 corporate restructuring. Prior to our REIT conversion, we operated as a C corporation. In 2012, we completed restructuring transactions intended to facilitate our qualification as a REIT for federal income tax purposes, which included the merger, effective on October 1, 2012, of our predecessor, Gaylord, with and into its wholly-owned subsidiary, Ryman, with Ryman surviving the merger, at which time Ryman succeeded to and began conducting, directly or indirectly, all of the business conducted by Gaylord immediately prior to the merger. Prior to Marriott’s assumption of the day-to-day management of our hotels and certain of our Nashville attractions, we managed such assets. We have elected REIT status effective January 1, 2013.

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

Employees

As of December 31, 2014, we had approximately 218 full-time and 464 part-time and temporary employees. Of these, approximately 170 full-time and 463 part-time employees were employed in our Opry and Attractions segment; and approximately 48 full-time employees and 1 part-time employee were employed in our Corporate and Other segment. We believe our relations with our employees are good. In connection with Marriott’s assumption of the day-to-day management of our Gaylord Hotels properties and certain other assets, effective October 1, 2012, our former employees involved in the day-to-day operations of our Gaylord Hotels, as well as the General Jackson, Gaylord Springs and Wildhorse Saloon businesses, became employees of Marriott, and effective December 1, 2012, our former employees involved in the day-to-day operations of the Inn at Opryland became employees of Marriott. On those respective dates, Marriott assumed responsibility for hiring and maintaining the labor force at each of these properties.

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

The hotel business is management and marketing intensive. Our current hotel properties compete with other hotels throughout the United States for high quality management and marketing personnel. We believe that Marriott’s international brand, marketing scale and ability to manage group business have improved our hotels’ competitive position. However, there can be no assurance that Marriott will be able to continue to attract and retain employees with the requisite managerial and marketing skills.

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

Management Agreements

Our subsidiaries are parties to management agreements with Marriott under which Marriott assumed the day-to-day management of our Gaylord Hotels properties beginning October 1, 2012, the Inn at Opryland beginning December 1, 2012, and the General Jackson, the Wildhorse Saloon, and Gaylord Springs beginning October 1, 2012. Marriott will also manage the AC Hotel upon its anticipated March 2015 opening.

Gaylord Hotels. We are a party to a management agreement with Marriott for each of our Gaylord Hotels properties, as well as a pooling agreement with Marriott with respect to the Gaylord Hotels properties on an aggregate basis. Each of the management agreements has a term expiring in 2047, with three automatic 10-year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of the management agreements requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement requires us to pay to Marriott an incentive fee of: (i) 20% of pooled available cash flow (which is generally operating profit for the pooled hotels less an owner’s priority) in each of 2013 and 2014; (ii) 10% of the first $10.0 million of pooled available cash flow, plus 20% of any additional pooled available cash flow over such threshold for 2015; and (iii) 10% of the first $15.0 million of pooled available cash flow plus 20% of any additional pooled available cash flow over such threshold in or after 2016. The owner’s priority is collectively $240 million, plus certain additional amounts, including 10% of certain non-routine capital expenditures and conversion work, and 10% of replacements of furniture, fixtures, and equipment and routine capital expenditures in excess of a reserve. If one or more of our Gaylord Hotels properties were not a “pooled hotel” (i.e., if we cease to own the hotel or we lease the hotel to a third party), the thresholds used to calculate the incentive fee in the pooling agreement will be adjusted, and the incentive fee for the non-pooled hotel will be based on such hotel’s performance. The management agreements and pooling agreement also contain certain restrictions on our incurring indebtedness that encumber our Gaylord Hotels properties on an individual or aggregate basis. The management agreements may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards. The management agreements prohibit us from selling the Gaylord Hotels properties to certain persons, including any person who does not, in Marriott’s reasonable judgment, have sufficient financial resources and liquidity to fulfill our obligations under the management agreements, or any person who owns a controlling interest in a hotel brand (e.g., Hilton, Hyatt) totalling at least ten full-service hotels that are not affiliated with a brand but that are marketed and operated as a collective group, if such brand or group of hotels compete with Marriott. In addition, we may not sell a Gaylord Hotels property if we are then in breach of the applicable management agreement.

Inn at Opryland. Beginning December 1, 2012, Marriott assumed the management of the day-to-day operations of the Inn at Opryland pursuant to a management agreement that requires us to pay Marriott a base management fee of approximately 2% of gross revenues for each fiscal year or portion thereof. This management agreement expires in 2022, with five five-year renewal options, so long as neither party terminates the agreement. Additionally, this management agreement requires us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreement) over a certain threshold.

AC Hotel. Beginning with its anticipated March 2015 opening, Marriott will assume the management of the day-to-day operations of the AC Hotel pursuant to a management agreement that requires us to pay Marriott a base management fee of 5% of gross revenues for the first fiscal year, 6% of gross revenues for the second fiscal year, and 7% of gross revenues for each fiscal year thereafter. This management agreement expires in 2035, with two ten-year renewal options so long as neither party terminates the agreement. Additionally, this management agreement requires us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreement) over a certain threshold.

Certain Nashville Attractions. Beginning October 1, 2012, Marriott assumed the day-to-day management of the General Jackson, the Wildhorse Saloon, and Gaylord Springs pursuant to management agreements. Each of these management agreements require us to pay Marriott a base management fee of approximately 2% of total revenues. Additionally, the management agreements require us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreements) over a certain threshold. The management agreements for the General Jackson and the Wildhorse Saloon expire in 2015, with three two-year renewal options, and one one-year renewal option, so long as neither party terminates the agreement. The management agreement for Gaylord Springs expires in 2022.

Total base management fees accrued to Marriott during 2014, 2013 and the last three months of 2012 were $19.6 million, $18.1 million and $5.1 million, respectively. Total incentive fees accrued to Marriott during 2014, 2013 and the last three months of 2012 were $0.4 million, $0.1 million and $0, respectively. Management fees are presented in the accompanying financial information net of the amortization of the deferred management rights proceeds discussed further in the REIT Conversion note (Note 2) to our consolidated financial statements included in this Annual Report on Form 10-K.

Seasonality

Portions of our business are seasonal in nature. The group convention business at our Gaylord Hotels properties is subject to reduced levels of demand during the year-end holiday periods.

Regulation and Legislation

Hospitality

Our current hotel properties are subject to certain federal, state, and local governmental laws and regulations including, without limitation, labor regulations, health and safety laws and environmental regulations applicable to hotel and restaurant operations. The hotels are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as regulations pursuant thereto. We believe that our hotel properties and our attractions are in substantial compliance with such regulations. In addition, the sale of alcoholic beverages by a hotel requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have the power to limit, condition, suspend or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of operations of our Hospitality segment. Beginning October 1, 2012 with respect to our Gaylord Hotels properties, the General Jackson, Gaylord Springs and the Wildhorse Saloon, December 1, 2012 with respect to the Inn at Opryland, and upon the opening of the AC Hotel, pursuant to management agreements with Marriott, we are no longer in control of many of these activities at our hotel properties and attractions, and we will rely on Marriott to comply with all such federal, state and local governmental laws and regulations with respect to such properties. However, under the terms of our management agreements with Marriott, we may be required to bear the cost of any capital expenditures necessary to comply with a legal requirement.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of January 1, 2015. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION

Colin V. Reed	67	Chairman of the Board of Directors, Chief Executive Officer and President
Mark Fioravanti	53	Executive Vice President and Chief Financial Officer
Bennett Westbrook	48	Senior Vice President of Investments and Design and Construction
Patrick Chaffin	41	Senior Vice President of Asset Management
Scott J. Lynn	41	Senior Vice President, General Counsel and Secretary
Jennifer Hutcheson	37	Senior Vice President and Corporate Controller

The following is additional information with respect to the above-named executive officers.

Colin V. Reed has served as Chief Executive Officer and a director of the Company since April 2001, and Mr. Reed was also elected Chairman of the Board of Directors of the Company in May 2005. Until November 2008, and again beginning November 2012, Mr. Reed also served as President of the Company. Prior to joining the Company, Mr. Reed had served as a member of the three-executive Office of the President of Harrah’s Entertainment, Inc. (now Caesar’s Entertainment) since May 1999, and he had served as Harrah’s Chief Financial Officer since April 1997. Mr. Reed also was a director of Harrah’s from 1998 to May 2001. Mr. Reed served in a variety of other management positions with Harrah’s and its predecessor, Holiday Corp., since 1977. Mr. Reed is a director of First Horizon National Corporation.

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

If we fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income.

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

Prior to 2012, we had not paid a cash distribution on our common stock since 1999. Beginning in 2013 we declared, and we intend to continue to declare, regular quarterly distributions, the amount of which will be determined, and will be subject to adjustment, by our board of directors. Our board of directors has approved a dividend policy pursuant to which we will pay a quarterly cash dividend in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income on an annual basis, whichever is greater. This dividend policy may be altered at any time by our board of directors, and certain provisions of our debt agreements may prohibit us from paying dividends in accordance with the policy. To be taxed as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal and state income tax purposes, or the effect of nondeductible expenditures.

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

Our $1 billion credit facility and $400 million term loan B impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities, including restrictions on the payment of dividends. These restrictions may prevent us from making distributions to our stockholders in accordance with our announced intended dividend policy.

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

A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders. Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments and plans for future acquisitions and divestitures. Our board of directors has approved a dividend policy pursuant to which we will pay a quarterly cash dividend based on an annualized amount of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income on an annual basis, whichever is greater. The dividend policy may be altered at any time by our board of directors and certain provisions of our debt agreements may prohibit us from paying dividends in accordance with the policy. Consequently, our distribution levels may fluctuate.

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

Our Amended and Restated Articles of Incorporation (“Charter”) provides that the board of directors may revoke or otherwise terminate the REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a tax deduction with respect to distributions to our stockholders in computing our taxable income, and we will be subject to federal and state income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our stock price, distributions, and total return to our stockholders.

If our third-party hotel managers do not manage our hotel properties or other businesses successfully, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders may be negatively impacted.

Due to federal income tax laws that restrict REITs from operating and managing hotels, we do not operate or manage the day-to-day functions of any of our hotel properties as a REIT. We lease or sublease our hotel properties to TRSs, and such TRS lessees have engaged Marriott as a third-party hotel manager pursuant to hotel management agreements. Marriott assumed management of the day-to-day operations of our Gaylord Hotels properties effective October 1, 2012, the Inn at Opryland effective December 1, 2012, and will assume management of the AC Hotel upon its anticipated March 2015 opening. We will identify third-party hotel managers to operate and manage any hotels that we acquire in the future. Our third-party hotel managers will be responsible for the day-to-day management of our hotel properties, including, but not limited to, implementing significant operating decisions, setting rates for rooms and meeting space, controlling revenue and expenditures, collecting accounts receivable, and recruiting, employing and supervising employees at our hotel properties. We will not have the authority to require our third-party hotel managers to operate our hotel properties in a particular manner, although we will have consent and approval rights for certain matters under our hotel management agreements with Marriott, subject to the limitations described therein. As a result, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders are largely dependent on the ability of our third-party hotel managers to operate our hotel properties successfully. Any failure by our third-party hotel managers to provide quality services and amenities or to maintain and protect a quality brand name and reputation could have a negative impact on their ability to operate and manage our hotel properties successfully and could negatively impact our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

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

Revenue enhancements and cost synergies as a result of transitioning the management of our hotels to Marriott may not be sustained.

Revenue growth and cost synergies for our hotel operations are largely dependent on the efforts of Marriott. Marriott’s efforts to leverage its rewards program, customer channels and brands, as well as its management of demand for rooms, meeting space and banquets, have resulted in revenue growth and Marriott’s efforts to reduce hotel-level costs have yielded cost savings. There can be no assurance that improvements in revenue or cost savings can be sustained.

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

The ability of Marriott to successfully operate and manage our current hotel properties and convention business is subject to factors beyond our and their control, which could reduce the revenue and operating income of these properties. These factors include:

•	the desirability and perceived attractiveness of the Nashville, Tennessee; Orlando, Florida; Dallas, Texas; and Washington D.C. areas as tourist and convention destinations;

•	adverse changes in the national economy and in the levels of tourism and convention business that affect our current hotel properties;

•	the level of governmental group business, which has decreased at times in the past due to uncertainty surrounding the U.S. government budget;

•	Marriott’s ability to attract group convention business;

•	Marriott’s ability to contract for and collect attrition and cancellation fees from groups that do not fulfill minimum stay or spending requirements;

•	the opening of other new hotels could impact the group convention business at our current hotel properties;

•	the highly competitive nature of the hotel, tourism and convention business in which our hotel properties operate, including the fact that we compete for convention business with publicly-financed civic convention centers;

•	the susceptibility of group convention business to reduced levels of demand during the year-end holiday periods, which Marriott may not be able to offset by attracting sufficient general tourism guests;

•	the financial condition of the airline and other transportation-related industries and the resulting impact on travel; and

•	organized labor activities, which could cause a diversion of business from our hotels involved in labor negotiations and loss of group business.

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

We currently have a significant amount of debt. As of December 31, 2014, we had approximately $1.3 billion of total debt. We may incur additional debt in connection with any additional hotel acquisitions, development, renovations, or capital improvement.

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

In addition, the terms of our $1 billion credit facility allow, and instruments governing any new debt may allow, us to incur substantial amounts of additional debt subject to certain limitations. Any such additional debt could increase the risks associated with our substantial leverage. Although our earnings were sufficient to cover fixed charges in 2014 and 2013, our substantial leverage is evidenced by our earnings being insufficient to cover fixed charges by $25.5 million in 2012. At the time any principal amount of our indebtedness is due, we may not have cash available to pay this amount, and we may not be able to refinance our indebtedness on favorable terms, or at all.

We will be required to refinance our debt before it matures and there is no assurance that we will be able to refinance our debt on acceptable terms.

Currently, the revolving loans, letters of credit and term loans under our $1 billion credit facility mature on April 18, 2017, and we will be required to refinance this facility prior to such date. We also have outstanding $398.0 million under our $400 million term loan B and $350.0 million in aggregate principal amount of our 5.00% senior unsecured notes, both of which mature in 2021.

Our ability to refinance our $1 billion credit facility, our $400 million term loan B, and our outstanding 5.00% senior unsecured notes on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms, selling one or more hotel properties at unattractive prices or on disadvantageous terms, or defaulting on mortgages and allowing our lenders to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Our existing financial agreements, including our $1 billion credit facility and $400 million term loan B impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities, including our ability to make distributions to any stockholder. Our $1 billion credit facility currently requires us to comply with or maintain certain financial tests and ratios, including minimum consolidated tangible net worth, minimum fixed charge coverage ratio, minimum implied debt service coverage ratio and maximum funded debt to asset value ratio, and our $1 billion credit facility, $400 million term loan B and/or indenture governing the 5.00% senior unsecured notes limit or prohibit our ability to, among other things:

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

Subject to applicable laws and certain agreed-upon exceptions, our $1 billion credit facility and $400 million term loan B are secured by liens on the substantial majority of our assets, including mortgages on each of our Gaylord Hotels properties. In the event of a default under our $1 billion credit facility, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.

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

We have invested in, and in the future may invest in, mortgage loans, mezzanine debt, joint ventures or certain minority equity interests over which we may not have significant control, to or for which we may owe significant funding or obligations and for which there is no readily available market, and these investments may not be profitable.

We may invest with third parties through partnerships, joint ventures or other entities, by acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. Further, we may invest in mortgage loans or mezzanine financing for a property. These types of investments may not be liquid and we may have little or no rights, or ability, to exercise the direction or control of the respective enterprises. In connection with these investments, we may have obligations under certain guarantees related to such investments. The ultimate value of any debt investments, joint ventures or minority investments will be dependent upon the efforts of others over an extended period of time. The nature of our interests and the absence of a readily available market for those interests restrict our ability to dispose of them. Our lack of control over the management of any business in which we are a creditor, joint owner or minority investor and the lack of a readily available market to sell our interest in these businesses may cause us to recognize a loss on our investment in these businesses or to incur costs or liabilities that we do not control, but for which we may be required to contribute capital or satisfy financial commitments. These arrangements are subject to uncertainties and risks, including those related to credit risk, conflicting joint venture partner interests and to our joint venture partners failing to meet their financial or other obligations.

As an owner of hotel properties and operator of leisure businesses, we are subject to risks relating to acts of God, outbreaks of pandemic disease, terrorist activity and war.

Our operating income and ability to make distributions to our stockholders may be reduced by acts of God, outbreaks of pandemic disease, or acts of terrorism in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Gaylord Opryland, which is located adjacent to the Cumberland River and is protected by levees built to sustain a 100-year flood, suffered flood damage on May 3, 2010 as the river rose to levels that over-topped the levees. The per occurrence flood insurance limit for our Gaylord Opryland hotel is now $500 million. We have also completed enhancements to the levees that protect the hotel to increase the height of the levees. While we believe these steps are reasonable given the likelihood of flood damage at Gaylord Opryland, there can be no assurances that flooding will not occur at Gaylord Opryland in the future. In addition, in January of 2007, the Army Corps of Engineers announced that the Wolf Creek Dam on Lake Cumberland in Kentucky was at risk for structural failure. Although the Corps is taking action, including lowering the water level at Lake Cumberland and making structural repairs to the dam to reduce the chances of a dam breach, a significant portion of our Gaylord Opryland property in Nashville is in the Cumberland River flood plain and would be at risk if the dam should fail. Some types of losses, such as from flood, earthquake, terrorism and environmental hazards, may be either uninsurable, subject to sublimit, or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, outbreaks of pandemic disease, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty, may cause our future results to differ materially from anticipated results.

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

Any failure to protect the trademarks and intellectual property used in our business could reduce the value of our brand names and harm our business.

Third-party infringement of the Gaylord Hotels marks now owned by Marriott or the marks we own and use in our attractions business, or the failure to enforce rights to the marks, could be damaging to our business.

The reputation and perception of the brands we use is critical to our success. If trademarks or intellectual property are copied or used without authorization, the value of those brands, their reputation, our competitive advantages and our goodwill could be harmed. We regularly apply to register our trademarks in the United States. However, we cannot assure you that those trademark registrations will be granted or that the steps we take to protect our trademarks or intellectual property in the United States will be adequate to prevent others, including third parties or former employees, from copying or using our trademarks or intellectual property without authorization. Our intellectual property is also vulnerable to unauthorized use in some countries outside the United States, where local law may not adequately protect it. Marriott owns and maintains the marks used in the Gaylord Hotels operations.

Monitoring the unauthorized use of our intellectual property is difficult. As we have in the past, we may need to resort to litigation to enforce our intellectual property rights. Litigation of this type could be costly, force us to divert our resources, lead to counterclaims or other claims against us or otherwise harm our business. Any failure to maintain and protect trademarks and other intellectual property used in our business could reduce the value of our brands and harm our business.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), was enacted. The Health Reform Law serves as the primary vehicle for comprehensive healthcare reform in the United States, including the reduction of the number of individuals in the United States without health insurance and other significant changes to the ways in which healthcare is organized, delivered and reimbursed. Although most provisions of the Health Reform Law are currently in effect, the Health Reform Law is complex and is subject to legislative efforts to repeal and modify the law, court challenges and ongoing regulatory interpretations. Among other things, the Health Reform Law contains provisions that affect employer-sponsored health plans and impose excise and other taxes and fees with respect to certain plans. Pursuant to our management agreements, our third-party managers may pass certain health care costs for employees working at our properties through to us. As such, the provisions of the Health Reform Law may significantly raise our and our third-party managers’ employee health benefits costs and/or alter the benefits we or our third-party managers are required to provide to our respective employees. We continue to review and comply with provisions of the Health Reform Law and their impact on employer-sponsored plans. Costs associated with compliance with the Health Reform Law are consistently being reviewed and analyzed. We anticipate increased expenses relating to our and our third-party managers’ company-sponsored plans over the course of the next several years. If we or our third-party hotel managers are not able to limit or offset future cost increases, those costs could have an adverse effect on our results of operations.

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

In addition, our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our or a manager’s control, including the following:

•	competition from other hotel properties and publicly-financed civic convention centers in our markets;

•	over-building of hotels in our markets, which could adversely affect occupancy and revenues at our hotel properties;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

•	the impact of the use of Internet travel intermediaries by consumers;

•	unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns including pandemics and epidemics, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters, such as hurricanes and earthquakes;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotels and real estate, as discussed in more detail below.

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

Our Charter also prohibits the ownership of shares by any person or entity if such ownership would violate or otherwise be inconsistent with federal communications laws or regulations pertaining to the ownership of television or radio stations, cable television or other radio authorizations by (i) foreign persons or entities, (ii) persons or entities having interests in television or radio broadcast stations, newspapers or cable television systems, and (iii) entities seeking direct or indirect control of us without prior federal regulatory approval. In the event of a transfer that would result in a violation or inconsistency with federal communications laws or regulations we may refuse to permit the transfer, suspend the rights of share ownership as necessary to prohibit the violation or inconsistency, or redeem the shares. Anyone who acquires shares in violation of the share ownership limit or the other restrictions on transfer in the our Charter bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our shares falls between the date of purchase and the date of redemption or sale. In addition, these ownership limitations may prevent an acquisition of control of us by a third party without the approval of our board of directors, even if our stockholders believe the change of control is in their interest.

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

Other factors that could affect the market price of our common stock include the following:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in the hotel or real estate industries;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities in the future;

•	disputes with our hotel managers;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•	unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters, such as hurricanes, tsunamis or earthquakes.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Hospitality Segment

Hotel	Location	Rooms	Meeting, Exhibit and Pre-Function Space
Gaylord Opryland	Nashville, TN	2,882	640,000
Gaylord National	National Harbor, MD (Washington, DC area)	1,996	470,000
Gaylord Palms	Kissimmee, FL (Orlando area)	1,406	400,000
Gaylord Texan	Grapevine, TX (Dallas area)	1,511	400,000
Inn at Opryland	Nashville, TN	303	14,000
AC Hotel	National Harbor, MD (Washington, DC area)	192	3,700

We own our Opryland complex in Nashville, Tennessee, which includes the site of Gaylord Opryland (approximately 172 acres). We also own the approximately 6-acre site of the Inn at Opryland, which is located near the Opryland complex. We have leased a 65-acre tract in Osceola County, Florida, on which the Gaylord Palms is located, pursuant to a 75-year ground lease with a 24-year renewal option. We acquired approximately 85 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 10 acres), on which the Gaylord Texan is located. We also own an additional 25 acres of property adjacent to the Gaylord Texan. We own approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which the Gaylord National is located and we own fee title to the condominium unit in the eight-story building in which the AC Hotel is located. All of our existing Gaylord Hotels properties secure our $1 billion credit facility, as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Each of our hotel properties is leased or subleased to one of our TRSs, and such TRS has engaged Marriott to manage the day-to-day operations of the hotel, beginning October 1, 2012 for our Gaylord Hotels properties, December 1, 2012 for the Inn at Opryland and upon the anticipated March 2015 opening of the AC Hotel. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.” For the operating results of our hotels on a property basis, see “Operating Results – Detailed Segment Financial Information” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Corporate and Other

We own our executive offices and headquarters located at One Gaylord Drive, Nashville, Tennessee, which consists of a five-story office building comprising approximately 80,000 square feet. We also own a four-story building in downtown Nashville, Tennessee, that houses an Opry-themed retail outlet and approximately 18,000 square feet of office space. We believe that these facilities and the facilities related to each of our business segments are generally well maintained.

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

For further discussion of legal proceedings, see Note 11 of our consolidated financial statements included herein.

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

Our common stock is listed on the New York Stock Exchange under the symbol “RHP”. The following table sets forth, for the calendar quarters indicated, the high and low sales prices for our common stock as reported by the NYSE for the last two years:

	2014			2013
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$44.60	$39.63	$0.55	$48.35	$38.75	$0.50
Second Quarter	$49.38	$42.16	$0.55	$46.38	$33.40	$0.50
Third Quarter	$50.24	$46.17	$0.55	$39.30	$32.97	$0.50
Fourth Quarter	$55.16	$42.73	$0.55	$42.65	$34.28	$0.50

Dividends Declared in 2014

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

On December 5, 2014, the Company’s board of directors declared the Company’s fourth quarter cash dividend in the amount of $0.55 per share of common stock, or an aggregate of approximately $28.1 million in cash, which was paid on January 15, 2015 to stockholders of record as of the close of business on December 30, 2014.

Dividends Declared in 2013

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

There were approximately 1,889 record holders of our common stock as of January 30, 2015. The closing price for our stock on January 30, 2015 was $54.90.

To maintain our qualification as a REIT for federal income tax purposes, we must distribute at least 90% of our REIT taxable income each year. On December 17, 2012, we announced that our board of directors approved our current dividend policy pursuant to which we currently plan to pay a quarterly cash dividend to stockholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by Ryman) less maintenance capital expenditures or 100% of REIT taxable income on an annual basis, whichever is greater. The declaration, timing and amount of dividends will be determined by future action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

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

The terms of our $1 billion credit facility and $400 million term loan B restrict our ability to pay dividends. We may not pay a dividend to our stockholders if the aggregate amount of all distributions to our stockholders in a given year exceeds 95% of our funds from operations (as defined in the credit facility) for that fiscal year. Notwithstanding this restriction, we are permitted to pay dividends to stockholders to the extent necessary to maintain our status as a REIT.

Item 6.	Selected Financial Data

The following selected historical financial information of the Company and its subsidiaries as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 was derived from our audited consolidated financial statements included herein. The selected financial information as of December 31, 2012, 2011 and 2010 and for each of the two years in the period ended December 31, 2011 was derived from previously issued audited consolidated financial statements. The information in the following table includes the financial information of our predecessor, Gaylord, with respect to the financial information provided for periods prior to, and including, our REIT conversion on October 1, 2012. The information in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 included herein (in thousands, except per share amounts).

	Years Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data:
Revenues:
Rooms	$384,185	$357,313	$365,611	$351,567	$278,404
Food and beverage	412,061	382,340	401,252	381,699	323,195
Other hotel revenue	157,920	138,856	149,178	153,368	121,339
Opry and Attractions	86,825	76,053	70,553	65,510	47,023

Total revenues	1,040,991	954,562	986,594	952,144	769,961

Operating expenses:
Rooms	116,103	106,849	96,900	95,897	76,998
Food and beverage	248,358	237,153	242,739	235,193	201,327
Other hotel expenses	307,597	295,152	314,643	315,085	261,791
Management fees	16,151	14,652	4,207	—	—

Total hotel operating expenses	688,209	653,806	658,489	646,175	540,116

Opry and Attractions	59,815	56,528	52,130	51,364	40,970
Corporate	27,573	26,292	46,876	48,152	51,692
REIT conversion costs (1)	—	22,190	101,964	—	—
Casualty loss (2)	—	54	858	1,225	42,321
Preopening costs (3)	11	—	340	408	55,287
Impairment and other charges (4)	—	2,976	—	—	—
Depreciation and amortization:
Hospitality	103,422	103,147	107,343	109,521	91,117
Opry and Attractions	5,258	5,368	5,119	5,261	4,710
Corporate and Other	3,598	8,013	18,229	10,507	9,734

Total depreciation and amortization	112,278	116,528	130,691	125,289	105,561

Total operating expenses	887,886	878,374	991,348	872,613	835,947

Operating income (loss):
Hospitality	162,535	121,556	150,210	130,939	91,705
Opry and Attractions	21,752	14,157	13,305	8,884	1,342
Corporate and Other	(31,171)	(34,305)	(65,107)	(58,659)	(61,425)
REIT conversion costs (1)	—	(22,190)	(101,964)	—	—
Casualty loss (2)	—	(54)	(858)	(1,225)	(42,321)
Preopening costs (3)	(11)	—	(340)	(408)	(55,287)
Impairment and other charges (4)	—	(2,976)	—	—	—

Total operating income (loss)	153,105	76,188	(4,754)	79,531	(65,986)
Interest expense, net of amounts capitalized	(61,447)	(60,916)	(58,582)	(74,673)	(81,426)
Interest income	12,075	12,267	12,307	12,460	13,124
Income from unconsolidated companies	—	10	109	1,086	608
Net gain (loss) on extinguishment of debt (5)	(2,148)	(4,181)	—	—	1,299
Other gains and (losses) (6)	23,415	2,447	22,251	(916)	(535)

Income (loss) from continuing operations before income taxes	125,000	25,815	(28,669)	17,488	(132,916)
(Provision) benefit for income taxes (7)	1,467	92,662	2,034	(7,420)	40,718

Income (loss) from continuing operations	126,467	118,477	(26,635)	10,068	(92,198)
Income (loss) from discontinued operations, net of taxes (8)	(15)	(125)	(9)	109	3,070

Net income (loss)	126,452	118,352	(26,644)	10,177	(89,128)
Loss on call spread modification related to convertible notes (9)	(5,417)	(4,869)	—	—	—

Net income (loss) available to common stockholders	$121,035	$113,483	$(26,644)	$10,177	$(89,128)

Income (Loss) Per Share:
Income (loss) from continuing operations	$2.38	$2.22	$(0.56)	$0.21	$(1.95)
Income from discontinued operations, net of taxes	—	—	—	—	0.06

Net income (loss)	$2.38	$2.22	$(0.56)	$0.21	$(1.89)

Income (Loss) Per Share - Assuming Dilution:
Income (loss) from continuing operations	$2.17	$1.81	$(0.56)	$0.20	$(1.95)
Income from discontinued operations, net of taxes	—	—	—	—	0.06

Net income (loss)	$2.17	$1.81	$(0.56)	$0.20	$(1.89)

Dividends Declared per Common Share (10)	$2.20	$2.00	$6.84	$—	$—

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$2,413,146	$2,424,629	$2,532,451	$2,554,759	$2,614,438
Total debt	1,341,555	1,154,420	1,031,863	1,073,825	1,159,215
Total stockholders’ equity (11)	401,407	757,695	853,598	1,045,535	1,029,752

(1)	We have segregated all costs related to the transactions that facilitated our conversion to a REIT (as discussed more fully in “REIT Conversion and Marriott Sale Transaction” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) from normal operations and reported these amounts as REIT conversion costs in the accompanying consolidated statements of operations. During 2013, we incurred $22.2 million of REIT conversion costs, which includes $14.4 million in employment, severance and retention costs, $2.7 million in professional fees, and $5.1 million in various other transition costs. During 2012, we incurred $102.0 million of REIT conversion costs, which includes $33.3 million of non-cash impairment charges, $23.1 million in professional fees, $24.4 million in employment, severance and retention costs, and $21.2 million in various other transition costs.
(2)	Casualty loss for 2010 reflects $92.3 million in expenses related to the May 2010 flooding in Nashville, partially offset by $50.0 million in insurance proceeds.
(3)	Preopening costs for 2010 are related to the reopening of Gaylord Opryland and the Grand Ole Opry House, which were closed during portions of 2010 as a result of the flood in Nashville. In 2014, we began incurring preopening costs related to the AC Hotel.
(4)	Impairment charges in 2013 are primarily associated with disposed equipment at Gaylord National and the decision not to move forward with a proposed expansion at Gaylord Palms in the near-term.
(5)	During 2014, we settled the repurchase of and subsequently cancelled $56.3 million of our 3.75% convertible notes in private transactions for aggregate consideration of $120.2 million. In addition, prior to their maturity we early settled the conversion of $15.3 million of convertible notes that were converted by holders. We recorded a loss on extinguishment of debt of $2.1 million in 2014 as a result of these transactions. During 2013, we settled the repurchase of and subsequently cancelled $54.7 million of our 3.75% convertible notes in private transactions for aggregate consideration of $98.6 million. In addition, we settled $1.2 million of convertible notes that were converted by a holder. We recorded a loss on extinguishment of debt of $4.2 million in 2013 as a result of these transactions. During 2010, we repurchased $28.5 million in aggregate principal amount of our outstanding 6.75% senior notes for $27.0 million. After adjusting for deferred financing costs and other costs, we recorded a pre-tax gain of $1.3 million as a result of these repurchases.
(6)	Other gains and (losses) for 2014 includes a $26.1 million gain associated with the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland and a $4.2 million loss on the repurchase of a portion of the common stock warrants associated with our convertible notes. Other gains and (losses) for 2014, 2013 and 2012 includes $2.4 million, $2.3 million and $2.3 million in income, respectively, received from the marketing and maintenance fund associated with the Gaylord National bonds. Other gains and (losses) for 2012 includes $20.0 million in income recognized on the sale of intellectual property to Marriott.
(7)	Benefit for income taxes during 2013 includes a benefit of $64.8 million related to the REIT conversion and a benefit of $19.2 million related to our current period operations.
(8)	We have presented the operating results of Corporate Magic and ResortQuest, as well as various smaller businesses, as discontinued operations for all periods presented.
(9)

In 2014 and 2013, in connection with the repurchase of portions of our 3.75% convertible notes, we entered into agreements with the note hedge counterparties to our convertible notes to proportionately reduce the number of related purchased options and warrants as described in Note 5 of our consolidated financial statements included herein. In addition, in 2014, we entered into agreements with the note hedge counterparties to cash settle the remaining outstanding warrants prior to their maturity.

These agreements were considered modifications to the purchased options and the warrants, and based on the terms of the agreements, we recognized a charge of $5.4 million and $4.9 million in 2014 and 2013, respectively, which is recorded as an increase to accumulated deficit and either additional paid-in-capital or derivative liabilities, as applicable based on whether the modification was settled in shares of common stock or cash, in the consolidated balance sheets included herein. This charge also represents a deduction from net income in calculating net income available to common stockholders and earnings per share available to common stockholders in the consolidated statements of operations included herein.
(10)	Dividends declared for 2014 represent quarterly dividends of $0.55 per share, or an aggregate of $112.0 million in cash. Dividends declared for 2013 represent quarterly dividends of $0.50 per share, or an aggregate of $101.7 million in cash. Dividends declared for 2012 reflects the aggregate declared per share value of the special dividend paid on December 21, 2012. We distributed an aggregate amount of approximately $309.8 million. Twenty percent, or $62.0 million, of the special dividend was paid in cash, and the remainder was paid in shares of our common stock.
(11)	As a result of the modifications to the warrant agreements described above, the fair value of the warrants at the modification date was reclassified from additional paid-in-capital to derivative liabilities, resulting in a $304.4 million reduction to stockholders’ equity during 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Delaware corporation, originally incorporated in 1956, that, following our REIT conversion, began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,795 rooms that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”) and the Inn at Opryland (renamed from the Radisson Hotel at Opryland), a 303-room overflow hotel adjacent to Gaylord Opryland. In addition, in December 2014, we completed the purchase of a hotel to be rebranded as the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National, which will be managed by Marriott upon its anticipated March 2015 opening. We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for nearly 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

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

Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. Past recessionary conditions in the national economy, including U.S. government sequestration, have resulted in economic pressures on the hospitality industry generally, and on our properties.

As discussed below, on October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of our Gaylord Hotels properties and other of our Nashville attractions and began managing the Inn at Opryland on December 1, 2012. Marriott will also manage the AC Hotel upon its anticipated March 2015 opening. As a result, we rely upon Marriott to generate occupancy and revenue levels at our hotel properties. However, there can be no assurance that Marriott will continue to increase occupancy and revenue levels at our hotel properties.

For much of 2013, we experienced difficulties in in-the-year, for-the-year sales booking levels, as overall weakness in the group sector and difficulties related to the management transition to Marriott impacted our 2013 results. Joint efforts with Marriott resulted in improvements in the latter half of 2013 and in 2014, including increased bookings over the prior year; however, we are continuing to work with Marriott in these areas to ensure further improvement going forward.

See “Forward-Looking Statements” and “Risk Factors” under Part I of this report for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

REIT Conversion and Marriott Sale Transaction

After conducting a strategic review of our business, in 2012, our board of directors unanimously approved and we completed the restructuring of our business operations to facilitate our qualification as a REIT for federal income tax purposes (the “REIT conversion”). We have elected to be taxed as a REIT commencing with the year ended December 31, 2013. As a REIT, we generally are not subject to federal corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment substantially eliminates the federal “double taxation” on earnings from our REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. Our non-REIT operations, which consist of the activities of taxable REIT subsidiaries (“TRSs”) that act as lessees of our hotels, as well as the businesses within our Opry and Attractions segment, continue to be subject, as applicable, to federal corporate income taxes. The steps we took during 2012 to effect the REIT conversion are summarized below.

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

Marriott Management. On October 1, 2012, we completed the Marriott sale transaction pursuant to that certain Purchase Agreement, dated May 30, 2012, by and among Gaylord, Gaylord Hotels, Inc., Marriott Hotel Services, Inc., and Marriott, pursuant to which we sold the Gaylord Hotels brand and rights to manage our Gaylord Hotels properties for $210 million in cash (the “Marriott sale transaction”). In connection with the Marriott sale transaction, each of our TRS lessees for our Gaylord Hotels properties is now a party to a management agreement (one for each of our Gaylord Hotels properties) and a pooling agreement with Marriott. Under the management agreements, on October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of our Gaylord Hotels properties. We do not have the authority to require Marriott to operate our Gaylord Hotels properties in a particular manner, although we do have consent and approval rights for certain matters under the hotel management agreements, subject to the limitations described therein. Each of the management agreements has a term expiring in 2047, with three automatic 10-year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of the management agreements requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement requires us to pay Marriott an incentive fee of: (i) 20% of pooled available cash flow (which is generally operating profit for the pooled hotels less an owner’s priority) in each of 2013 and 2014; (ii) 10% of the first $10.0 million of pooled available cash flow, plus 20% of any additional pooled available cash flow over such threshold for 2015; and (iii) 10% of the first $15.0 million of pooled available cash flow, plus 20% of any additional pooled available cash flow over such threshold in or after 2016. The owner’s priority is collectively $240.0 million, plus certain additional amounts, including 10% of certain non-routine capital expenditures, conversion work, and non-routine replacements of furniture, fixtures and equipment and routine capital expenditures in excess of a reserve. If one or more of our Gaylord Hotels properties were not a “pooled hotel” (i.e., if we cease to own the hotel or we lease the hotel to a third party), the thresholds used to calculate the incentive fee in the pooling agreement will be adjusted, and the incentive fee for the non-pooled hotel will be based on such hotel’s performance. The management agreements and pooling agreement also contain certain restrictions on our incurring indebtedness that encumber our Gaylord Hotels properties on an individual or aggregate basis. The management agreements may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards. The management agreements prohibit us from selling the Gaylord Hotels properties to certain persons, including any person who does not, in Marriott’s reasonable judgment, have sufficient financial resources and liquidity to fulfill our obligations under the management agreement, or any person who owns a controlling interest in a hotel brand (e.g. Hilton, Hyatt) totaling at least ten full-service hotels or twenty-five select-service hotels, or in a group of hotels totaling at least ten full-service hotels or twenty-five select-service hotels that are not affiliated with a brand but that are marketed and operated as a collective group, if such brand or group of hotels compete with Marriott. In addition, we may not sell a Gaylord Hotels property if we are then in breach of the applicable management agreement.

In addition to the Marriott sale transaction, our TRSs entered into additional management agreements with Marriott pursuant to which Marriott assumed responsibility for managing the day-to-day operations of the General Jackson Showboat, Gaylord Springs and the Wildhorse Saloon beginning October 1, 2012, and the Inn at Opryland beginning December 1, 2012. Marriott will also manage the AC Hotel upon its anticipated March 2015 opening.

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

Costs Related to REIT Conversion. We have segregated all costs related to the foregoing transactions from normal operations and reported these amounts as REIT conversion costs in the accompanying consolidated statements of operations. We incurred $22.2 million and $102.0 million of REIT conversion costs during 2013 and 2012, respectively. REIT conversion costs incurred during 2013 include employment and severance costs ($14.4 million), professional fees ($2.7 million), and various other transition costs ($5.1 million). REIT conversion costs incurred during 2012 include noncash impairment charges ($33.3 million), professional fees ($23.1 million), employment and severance costs ($24.4 million), and various other transition costs ($21.2 million). We incurred no REIT conversion costs during 2014.

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

Dividend Policy and Share Repurchase Program

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to stockholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. During 2014, the Company’s board of directors declared quarterly dividends of $0.55 per share of common stock ($2.20 per share of common stock for the full year), or an aggregate of $112.0 million in cash. During 2013, the Company’s board of directors declared quarterly dividends of $0.50 per share of common stock ($2.00 per share of common stock for the full year), or an aggregate of $101.7 million in cash. The declaration, timing and amount of dividends will be determined by future action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

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

Debt Transactions

As further described below in “Liquidity and Capital Resources—Principal Debt Agreements,” (i) in January 2013, we paid at maturity all of our outstanding 6.75% senior notes at par at a cost of $152.2 million; (ii) in April 2013, certain of our subsidiaries completed the private placement of $350.0 million in aggregate principal amount of 5.00% senior notes due 2021; (iii) in April 2013, we refinanced our $925 million credit facility by entering into a $1 billion senior secured credit facility; (iv) in July 2013, we repurchased and cancelled $54.7 million of our 3.75% convertible notes in private transactions for aggregate consideration of $98.6 million and reduced the number of associated purchased options and warrants pro rata; (v) in April 2014, we repurchased and cancelled $56.3 million in aggregate principal amount of our 3.75% convertible notes in private transactions for aggregate consideration of $120.2 million and reduced the number of associated purchased options and warrants pro rata; (vi) in June 2014, we settled the conversion of $15.3 million of our 3.75% convertible notes that were converted by holders for $15.3 million in cash and shares of our common stock, which were offset by shares received on exercise of our Purchased Options (as defined below); (vii) in June 2014, we cash settled 2.4 million warrants associated with our 3.75% convertible notes for total consideration of $50.8 million; (viii) in June 2014, we entered into a $400.0 million term loan facility; (ix) in August 2014, we cash settled an additional 2.4 million warrants associated with our 3.75% convertible notes for total consideration of $57.6 million; (x) in October 2014, we settled the conversion or repaid at maturity the remaining $232.2 million of our 3.75% convertible notes; (xi) in December 2014, we cash settled an additional 2.6 million warrants associated with our 3.75% convertible notes for total consideration of $69.1 million; and (xii) in the first quarter of 2015, we intend to cash settle the remaining 4.7 million warrants.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland and the AC Hotel. Beginning October 1, 2012, Marriott assumed responsibility for the day-to-day management of our Gaylord Hotels properties. Effective December 1, 2012, under an additional management agreement, Marriott assumed responsibility for managing the day-to-day operations of the Inn at Opryland, and Marriott will assume the day-to-day management of the AC Hotel upon its anticipated March 2015 opening.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions. As a result of the REIT conversion, we own our Opry and Attractions businesses in TRSs, which conduct their business consistent with past practice, except for the management agreements with Marriott for the General Jackson, Wildhorse Saloon and Gaylord Springs discussed above.

•	Corporate and Other, consisting of our corporate expenses.

For the years ended December 31, 2014, 2013 and 2012, our total revenues were divided among these business segments as follows:

Segment	2014	2013	2012

Hospitality	92%	92%	93%
Opry and Attractions	8%	8%	7%
Corporate and Other	0%	0%	0%

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

Effective October 1, 2012, Marriott assumed responsibility for managing these processes at our Gaylord Hotels properties and began managing the Inn at Opryland on December 1, 2012. Marriott will manage the AC Hotel upon its opening.

Summary Financial Results

The following table summarizes our financial results for the years ended December 31, 2014, 2013 and 2012 (in thousands, except percentages and per share data):

	2014	% Change	2013	% Change	2012

Total revenues	$1,040,991	9.1%	$954,562	-3.2%	$986,594
Total operating expenses	887,886	1.1%	878,374	-11.4%	991,348
Operating income (loss)	153,105	101.0%	76,188	1702.6%	(4,754)
Net income (loss)	126,452	6.8%	118,352	544.2%	(26,644)
Net income (loss) available to common shareholders	121,035	6.7%	113,483	525.9%	(26,644)
Net income (loss) per share available to common shareholders — fully diluted	2.17	19.9%	1.81	423.2%	(0.56)

2014 Results As Compared to 2013 Results

The increase in our total revenues during 2014, as compared to 2013, is attributable to increases in our Hospitality segment and Opry and Attractions segment revenues of $75.7 million and $10.8 million, respectively, as discussed more fully below. Total Hospitality revenues in 2014 include $8.9 million in attrition and cancellation fee collections, a $0.4 million increase from 2013.

The increase in total operating expenses during 2014, as compared to 2013, is primarily the result of an increase in hotel operating expenses of $34.4 million, partially offset by a lack of REIT conversion costs during 2014, as compared to $22.2 million in 2013, as discussed more fully below.

The above factors resulted in a $76.9 million increase in operating income for 2014, as compared to 2013.

The $8.1 million increase in our net income in 2014, as compared to 2013, was due to the change in our operating income described above, and the following factors, each as described more fully below:

•	A decrease in the benefit for income taxes of $91.2 million in 2014, as compared to 2013.

•	A $21.0 million increase in other gains and losses for 2014, as compared to 2013, primarily associated with a $26.1 million gain on the 2014 sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland.

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

Our net income of $118.4 million in 2013, as compared to a net loss of $26.6 million in 2012, was due to the change in our operating income described above, and the following factors, each as described more fully below:

•	A $90.6 million increase in the benefit for income taxes during 2013, as compared to 2012.

•	A $19.8 million decrease in other gains and losses for 2013, as compared to 2012, primarily associated with a $20.0 million gain on the sale of intellectual property to Marriott in connection with the Marriott sale transaction in 2012.

•	A $4.2 million loss on the extinguishment of debt primarily associated with the repurchase of a portion of our 3.75% convertible notes during 2013.

•	A $2.3 million increase in our interest expense, net of amounts capitalized, for 2013, as compared to 2012.

Factors and Trends Contributing to Operating Performance in 2014 Compared to 2013

The most important factors and trends contributing to our operating performance in 2014 as compared to 2013 were:

•	Increased outside-the-room spending at each of our hotel properties (an increase of 9.4% during 2014, as compared to 2013), primarily due to increased levels of premium groups and the resulting increase in banquet revenues.

•	Increased occupancy at Gaylord National and Gaylord Opryland (an increase of 5.1 percentage points of occupancy and 3.4 percentage points of occupancy, respectively, during 2014, as compared to 2013), primarily as a result of an increase in corporate and association group room nights.

•	Increased ADR at Gaylord Opryland, Gaylord Texan and Gaylord Palms (an increase of 5.9%, 5.5% and 3.3%, respectively, for 2014, as compared to 2013), primarily as a result of room rate increases for both groups and transient.

•	In-the-year, for-the-year cancellations for 2014 decreased 52.4% as compared to 2013.

•	Increased net definite group room nights booked (an increase of 14.0% for 2014, as compared to 2013), as overall group performance metrics continue to improve and second quarter 2014 included a record number of bookings for second quarter.

•	Increased revenue for our Opry and Attractions segment (an increase of 14.2% for 2014, as compared to 2013), primarily as a result of increased attendance at the Grand Ole Opry House and Ryman Auditorium.

•	The incurrence of $22.2 million in REIT conversion costs during 2013 that did not recur in 2014.

Factors and Trends Contributing to Operating Performance in 2013 Compared to 2012

The most important factors and trends contributing to our operating performance in 2013 as compared to 2012 were:

•	Difficulties in in-the-year, for-the-year sales booking levels, as overall weakness in the group sector and difficulties related to the management transition to Marriott impacted our results. Our joint effort with Marriott resulted in improvement in the latter half of 2013, including increased bookings over the prior year.

•	Cost synergies not being realized as quickly as anticipated and operating costs inefficiencies at our hotels from the transition to Marriott systems and procedures impacted our results.

•	REIT conversion costs, specifically $22.2 million and $102.0 in REIT conversion costs during 2013 and 2012, respectively.

•	Decreased occupancy levels at Gaylord National (a decrease of 3.2 percentage points of occupancy during 2013, as compared to 2012), primarily due to decreased levels of group and governmental business. The decrease in governmental business is primarily attributable to the U.S. government sequestration and included cancellations by several large government-related groups during 2013. Further, for groups that did travel, the sequestration drove many of these groups to reduce attendance and banquet spending while they were on property, which negatively impacted both occupancy and total revenue.

•	Decreased outside-the-room spending at each of our hotel properties (a decrease of 5.1% during 2013, as compared to 2012), primarily due to a decrease in banquets. This decrease in outside-the-room spending was driven by a shift in the mix of group business during 2013 from higher-rated corporate business to lower-rated groups, social, military, education, religious and fraternal groups and transient guests.

•	Increased attrition levels for 2013, as compared to 2012, which decreased our operating income, RevPAR and Total RevPAR. Attrition for 2013 was 11.1% of bookings, compared to 8.3% for 2012.

•	In-the-year, for-the-year cancellations for 2013 increased 5.4%, as compared to 2012, primarily associated with cancellations from governmental groups. However, in-the-year, for-the-year cancellations for the last six months of 2013 decreased 61.7%, as compared to the same 2012 period.

•	A decrease of $20.6 million in corporate expenses for 2013, as compared to 2012, primarily due to the transition of the Company to a REIT, which resulted in lower employment costs.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2014, 2013 and 2012 (in thousands, except percentages and performance metrics):

	2014	% Change	2013	% Change	2012
Revenues:
Rooms	$384,185	7.5%	$357,313	-2.3%	$365,611
Food and beverage	412,061	7.8%	382,340	-4.7%	401,252
Other hotel revenue	157,920	13.7%	138,856	-6.9%	149,178

Total hospitality revenue (1)	954,166	8.6%	878,509	-4.1%	916,041
Hospitality operating expenses:
Rooms	116,103	8.7%	106,849	10.3%	96,900
Food and beverage	248,358	4.7%	237,153	-2.3%	242,739
Other hotel expenses	307,597	4.2%	295,152	-6.2%	314,643
Management fees	16,151	10.2%	14,652	248.3%	4,207
Depreciation and amortization	103,422	0.3%	103,147	-3.9%	107,343

Total Hospitality operating expenses	791,631	4.6%	756,953	-1.2%	765,832

Hospitality operating income (2)	$162,535	33.7%	$121,556	-19.1%	$150,209

Hospitality performance metrics:
Occupancy	73.3%	3.7%	70.7%	-0.1%	70.8%
ADR	$177.27	3.7%	$170.89	-1.9%	$174.20
RevPAR (3)	$129.98	7.5%	$120.89	-2.0%	$123.36
Total RevPAR (4)	$322.81	8.6%	$297.22	-3.8%	$309.07
Net Definite Group Room Nights Booked	1,814,000	14.0%	1,591,000	7.6%	1,478,000

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels and the Inn at Opryland for all periods presented.
(2)	Hospitality operating income does not include REIT conversion costs of $7.6 million and $21.2 million in 2013 and 2012, respectively, impairment charges of $2.8 million in 2013, or preopening costs of $0.3 million during 2012. See the discussion of these items set forth below.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The increase in total Hospitality segment revenue in 2014, as compared to the same period in 2013, is primarily due to increases of $30.3 million, $18.4 million, $15.7 million and $10.0 million at Gaylord Opryland, Gaylord National, Gaylord Texan and Gaylord Palms, respectively, primarily a result of increased rooms revenue and outside-the-room spending during 2014 as a result of an increase in premium group business discussed below.

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

The percentage of group versus transient business based on rooms sold for our hospitality segment for the years ended December 31 was approximately as follows:

	2014	2013	2012

Group	73%	72%	75%

Transient	27%	28%	25%

The type of group based on rooms sold for our hospitality segment for the years ended December 31 was approximately as follows:

	2014	2013	2012

Corporate Groups	47%	47%	44%

Associations	36%	34%	37%

Other Groups	17%	19%	19%

The proportional increase in transient business during 2013, as compared to 2012, was primarily the result of a decrease in group business, primarily at Gaylord Palms and Gaylord Opryland due to decreased group business, and Gaylord National, due to decreased governmental business, and an increase in transient business as a result of joining the Marriott brand, which has allowed the hotels to fill more rooms with transient guests when group business is down.

The increases in rooms operating expenses in 2014, as compared to 2013, and in 2013, as compared to 2012, are primarily attributable to increases at Gaylord National and Gaylord Opryland, as described below.

The increase in food and beverage operating expenses in 2014, as compared to 2013, is attributable to increases at each of our Gaylord Hotels properties, as described below. The decrease in food and beverage operating expenses in 2013, as compared to 2012, is attributable to decreases at Gaylord Texan, Gaylord Palms and Gaylord Opryland, partially offset by an increase at Gaylord National, as described below.

Other hotel expenses for the years ended December 31 consist of the following (in thousands):

	2014	% Change	2013	% Change	2012

Administrative employment costs	$96,166	-1.3%	$97,479	-7.2%	$105,085
Utilities	29,049	10.7%	26,242	0.6%	26,088
Property taxes	30,576	2.5%	29,823	-1.1%	30,163
Other	151,806	7.2%	141,608	-7.6%	153,307

Total other hotel expenses	$307,597	4.2%	$295,152	-6.2%	$314,643

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs decreased slightly during 2014, as compared to 2013. Utility costs increased during 2014, as compared to 2013, primarily due to an increase at Gaylord National as a result of increased rates. Property taxes increased slightly during 2014, as compared to 2013, primarily as a result of an increase at Gaylord Opryland due to an increased valuation. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during 2014, as compared to 2013, primarily as a result of increases at Gaylord Palms and Gaylord Opryland.

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

As discussed above, beginning in the fourth quarter of 2012, each of our management agreements with Marriott requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. We accrued $19.1 million, $17.6 million and $4.9 million in total base management fees to Marriott related to our Hospitality segment properties during 2014, 2013 and 2012, respectively, which are presented throughout this Annual Report on Form 10-K net of the amortization of the deferred management rights proceeds discussed in Note 2 to the consolidated financial statements included herein. We did not accrue an incentive fee to Marriott related to our Hospitality segment properties during 2014, 2013 or 2012.

Hospitality depreciation and amortization expense remained stable in 2014, as compared to 2013. Hospitality depreciation and amortization expense decreased in 2013, as compared to 2012, primarily related to the initial furniture, fixtures and equipment placed in service at Gaylord Texan’s opening in 2004 becoming fully depreciated during 2012 and a portion of the initial furniture, fixtures and equipment placed in service at Gaylord National’s opening in 2008 becoming fully depreciated during 2013.

Property-Level Results. The following presents the property-level financial results for the years ended December 31, 2014, 2013 and 2012:

Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands, except percentages and performance metrics):

	2014	% Change	2013	% Change	2012
Revenues:
Rooms	$134,225	10.8%	$121,150	0.9%	$120,068
Food and beverage	118,575	9.0%	108,753	-1.3%	110,174
Other hotel revenue	58,661	14.5%	51,215	-12.4%	58,451

Total revenue	311,461	10.8%	281,118	-2.6%	288,693
Operating expenses:
Rooms	36,879	9.5%	33,686	11.1%	30,329
Food and beverage	69,414	4.3%	66,555	-2.6%	68,337
Other hotel expenses	99,701	6.1%	94,012	-10.7%	105,241
Management fees	5,287	12.9%	4,683	240.8%	1,374
Depreciation and amortization	31,318	-4.2%	32,683	-5.3%	34,527

Total operating expenses	242,599	4.7%	231,619	-3.4%	239,808
Hospitality performance metrics:
Occupancy	76.2%	4.7%	72.8%	3.3%	70.5%
ADR	$167.53	5.9%	$158.24	-1.9%	$161.37
RevPAR	$127.60	10.8%	$115.17	1.2%	$113.83
Total RevPAR	$296.09	10.8%	$267.24	-2.4%	$273.69

Rooms revenue and RevPAR increased at Gaylord Opryland during 2014, as compared to 2013, primarily as a result of the increase in occupancy, which was due to an increase in group business, and the increase in ADR, which was due to a favorable mix shift to more premium corporate and association groups, as well as an increase in transient rate. Rooms expenses increased during 2014, as compared to 2013, primarily as a result of increased variable expenses associated with the increase in occupancy.

The increase in food and beverage revenue at Gaylord Opryland during 2014, as compared to 2013, was primarily due to increased revenue from banquets and restaurant outlets related to the increase in occupancy and the mix shift discussed above. Food and beverage expenses increased in 2014, as compared to 2013, primarily as a result of the increase in variable expenses related to the increase in revenue, partially offset by decreases in food and employment costs due to more efficient inventory and labor management.

Other revenue increased at Gaylord Opryland during 2014, as compared to 2013, primarily as a result of an increase in ancillary revenues, such as parking and resort fees related to the increase in occupancy, an increase in revenues associated with our annual Christmas programs, and an increase in attrition and cancellation fee collections. Other hotel expenses increased in 2014, as compared to 2013, primarily due to increased sales and marketing costs associated with the increase in premium group rooms and an increase in property taxes due to an increased valuation, as well as the incurrence of a $0.6 million settlement with the Federal Communications Commission during 2014.

Depreciation and amortization decreased during 2014, as compared to 2013, primarily as a result of furniture, fixtures and equipment placed in service during a 2005 rooms renovation becoming fully depreciated during 2013.

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

Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands, except percentages and performance metrics):

	2014	% Change	2013	% Change	2012
Revenues:
Rooms	$65,835	3.7%	$63,504	-2.5%	$65,113
Food and beverage	82,517	4.9%	78,697	-7.4%	84,947
Other hotel revenue	28,466	15.8%	24,584	-0.1%	24,602

Total revenue	176,818	6.0%	166,785	-4.5%	174,662
Operating expenses:
Rooms	17,346	-2.0%	17,703	2.9%	17,200
Food and beverage	47,696	4.9%	45,453	-5.3%	47,978
Other hotel expenses	65,337	5.7%	61,823	-2.7%	63,555
Management fees	3,021	6.8%	2,828	285.8%	733
Depreciation and amortization	18,156	1.2%	17,944	-0.2%	17,980

Total operating expenses	151,556	4.0%	145,751	-1.1%	147,446
Hospitality performance metrics:
Occupancy	75.6%	0.4%	75.3%	0.5%	74.9%
ADR	$169.80	3.3%	$164.42	-2.7%	$168.97
RevPAR	$128.29	3.7%	$123.74	-2.2%	$126.53
Total RevPAR	$344.55	6.0%	$325.00	-4.2%	$339.42

Rooms revenue and RevPAR increased at Gaylord Palms during 2014, as compared to 2013, as a result of an increase in occupancy and ADR that resulted from an increase in group rooms and an increase in rate for both group and transient business. Rooms expenses decreased slightly during 2014, as compared to 2013, as increased variable expenses associated with the increase in occupancy were offset by a decrease in supply expense.

The increase in food and beverage revenue at Gaylord Palms during 2014, as compared to 2013, was primarily due to the increase in group rooms discussed above and the resulting increase in banquet revenue. Food and beverage expenses increased in 2014, as compared to 2013, primarily as a result of the increase in variable expenses related to the increase in revenue, partially offset by decreases in food and employment costs due to more efficient inventory and labor management.

Other hotel revenue increased during 2014, as compared to 2013, primarily as a result of increased special events revenue in January 2014 as compared to the prior year period relating to the end of our annual Christmas program in January, as well as increased collection of attrition and cancellation fees. Other hotel expenses increased in 2014, as compared to 2013, primarily due to increased sales and marketing costs, as 2013 included a $3.1 million sales and marketing expense reimbursement from Osceola County related to the termination of a tax incentive agreement for a previously planned expansion of the property.

Depreciation and amortization increased slightly during 2014, as compared to 2013.

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

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands, except percentages and performance metrics):

	2014	% Change	2013	% Change	2012
Revenues:
Rooms	$71,213	4.8%	$67,937	-5.0%	$71,549
Food and beverage	93,284	8.2%	86,220	-8.7%	94,385
Other hotel revenue	37,933	16.4%	32,590	-5.0%	34,301

Total revenue	202,430	8.4%	186,747	-6.7%	200,235
Operating expenses:
Rooms	19,531	9.0%	17,924	6.6%	16,811
Food and beverage	53,123	4.1%	51,049	-8.7%	55,933
Other hotel expenses	62,672	-0.7%	63,107	-1.6%	64,127
Management fees	3,380	10.2%	3,068	192.2%	1,050
Depreciation and amortization	19,278	9.8%	17,561	-4.3%	18,348

Total operating expenses	157,984	3.5%	152,709	-2.3%	156,269
Hospitality performance metrics:
Occupancy	70.9%	-0.6%	71.3%	-3.3%	73.7%
ADR	$182.23	5.5%	$172.74	-1.6%	$175.53
RevPAR	$129.12	4.8%	$123.18	-4.8%	$129.38
Total RevPAR	$367.04	8.4%	$338.61	-6.5%	$362.07

Rooms revenue and RevPAR increased at Gaylord Texan during 2014, as compared to 2013, due primarily to increased ADR for both groups and transient business. These increases in rooms revenue and RevPAR were impacted by a rooms renovation project at Gaylord Texan, which resulted in approximately 36,000 room nights out of service in 2014, as compared to approximately 11,000 room nights out of service in 2013. The rooms renovation project was completed in August 2014. Rooms expenses increased during 2014, as compared to 2013, primarily due to an increase in non-capitalized costs associated with the rooms renovation project, partially offset by a decrease in employment costs due to more efficient labor management.

The increase in food and beverage revenue at Gaylord Texan during 2014, as compared to 2013, was primarily due to an increase in banquet revenue. Food and beverage expenses increased in 2014, as compared to 2013, as a result of the increase in variable expenses related to the increase in revenue.

Other revenue at Gaylord Texan increased during 2014, as compared to 2013, primarily as a result of increased technology revenue associated with group business, an increase in revenues associated with our annual Christmas programs, and increased special events revenue in January 2014 as compared to the prior year period relating to the end of our annual Christmas programs in January, partially offset by a decrease in attrition and cancellation fee collections. Other hotel expenses decreased slightly in 2014, as compared to 2013, primarily as a result of decreased employment costs due to eliminated or open positions.

Depreciation and amortization increased during 2014, as compared to 2013, primarily as a result of capital expenditures associated with the rooms renovation.

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

Gaylord National Results. The results of Gaylord National for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands, except percentages and performance metrics):

	2014	% Change	2013	% Change	2012
Revenues:
Rooms	$103,979	7.7%	$96,521	-5.2%	$101,785
Food and beverage	114,304	8.3%	105,592	-3.0%	108,880
Other hotel revenue	32,665	7.5%	30,395	-4.2%	31,714

Total revenue	250,948	7.9%	232,508	-4.1%	242,379
Operating expenses:
Rooms	39,736	13.4%	35,047	14.3%	30,649
Food and beverage	75,508	5.4%	71,621	5.4%	67,978
Other hotel expenses	77,195	5.0%	73,529	-7.1%	79,180
Management fees	4,212	9.6%	3,843	270.6%	1,037
Depreciation and amortization	33,298	-0.8%	33,565	-4.6%	35,167

Total operating expenses	229,949	5.7%	217,605	1.7%	214,011
Hospitality performance metrics:
Occupancy	69.6%	7.9%	64.5%	-4.7%	67.7%
ADR	$205.04	-0.3%	$205.56	-0.1%	$205.84
RevPAR	$142.72	7.7%	$132.49	-4.9%	$139.33
Total RevPAR	$344.45	7.9%	$319.14	-3.8%	$331.78

Rooms revenue and RevPAR increased at Gaylord National during 2014, as compared to 2013, primarily as a result of an increase in occupancy for premium corporate rooms. The decrease in ADR for 2014, as compared to 2013, is primarily the result of January 2013 including rooms related to the presidential inauguration. Rooms expenses increased during 2014, as compared to 2013, primarily due to increased variable costs associated with the increase in occupancy and increased employee benefit costs associated with a new union contract.

The increase in food and beverage revenue at Gaylord National during 2014, as compared to 2013, was primarily due to the increase in premium corporate rooms and the resulting increase in banquets. Food and beverage expenses increased in 2014, as compared to 2013, primarily due to increased variable costs associated with the increase in revenue, partially offset by improved food costs.

Other revenue at Gaylord National increased during 2014, as compared to 2013, primarily due to an increase in ancillary revenues, such as parking and resort fees related to the increase in occupancy. Other hotel expenses increased in 2014, as compared to 2013, primarily as a result of increased utility and employment costs.

Depreciation and amortization decreased slightly during 2014, as compared to 2013, primarily as a result of a portion of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2008 becoming fully depreciated during 2013.

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

The decrease in food and beverage revenue at Gaylord National during 2013, as compared to 2012, was primarily due to the decrease in group and governmental rooms and the resulting decrease in banquets. Food and beverage expenses increased in 2013, as compared to 2012, as a result of the increased employee benefit costs during 2013 as a result of increased union benefits commencing in 2013 that were negotiated at the property’s opening in 2008.

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

Opry and Attractions Segment

The following presents the financial results of our Opry and Attractions segment for the years ended December 31, 2014, 2013 and 2012 (in thousands, except percentages):

	2014	% Change	2013	% Change	2012

Revenues	$86,825	14.2%	$76,053	7.8%	$70,553
Operating expenses	59,815	5.8%	56,528	8.4%	52,130
Depreciation and amortization	5,258	-2.0%	5,368	4.9%	5,119

Operating income (1)	$21,752	53.6%	$14,157	6.4%	$13,304

(1)	Opry and Attractions segment operating income does not include $0.2 million of REIT conversion costs during 2013 and 2012, impairment charges of $0.2 million in 2013, or $0.4 million of casualty loss during 2012. See the discussion of these items set forth below.

The increases in revenues in the Opry and Attractions segment during 2014, as compared to 2013, and in 2013, as compared to 2012, were primarily due to increases at the Grand Ole Opry and the Ryman Auditorium, driven by increased attendance.

Opry and Attractions operating expenses increased during 2014, as compared to 2013, and in 2013, as compared to 2012, primarily as a result of the increased variable costs associated with the increases in revenues.

Opry and Attractions depreciation and amortization expense remained stable during 2014, as compared to 2013, and in 2013, as compared to 2012.

Corporate and Other Segment

The following presents the financial results of our Corporate and Other segment for the years ended December 31, 2014, 2013 and 2012 (in thousands, except percentages):

	2014	% Change	2013	% Change	2012

Operating expenses	$27,573	4.9%	$26,292	-43.9%	$46,876
Depreciation and amortization	3,598	-55.1%	8,013	-56.0%	18,229

Operating loss (1)	$(31,171)	9.1%	$(34,305)	47.3%	$(65,105)

(1)	Corporate and Other segment operating loss does not include $14.4 million and $80.5 million of REIT conversion costs during 2013 and 2012, respectively. Corporate and Other segment operating loss also does not include $0.1 million and $0.4 million of casualty loss during 2013 and 2012, respectively. See the discussion of these items set forth below.

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased during 2014, as compared to 2013, primarily as a result of an increase in employee benefit and consulting costs. Corporate and Other operating expenses decreased during 2013, as compared to 2012, due primarily to lower employment costs that resulted from the reduction in the number of corporate employees due to the REIT conversion.

Corporate and Other depreciation and amortization expense decreased during 2014, as compared to 2013, and in 2013, as compared to 2012, primarily due to the disposal in 2013 and 2012 of certain assets that were no longer required as a result of our conversion to a REIT.

Operating Results – REIT Conversion Costs

We have segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying consolidated statements of operations. During 2013 and 2012, we incurred $22.2 million and $102.0 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during 2013 include employment and severance costs ($14.4 million), professional fees ($2.7 million), and various other transition costs ($5.1 million). REIT conversion costs incurred during 2012 include noncash impairment charges ($33.3 million), professional fees ($23.1 million), employment, severance and retention costs ($24.4 million), and various other transition costs ($21.2 million). No REIT conversion costs were incurred during 2014.

Operating Results – Casualty Loss

During the years ended December 31, 2013 and 2012, we recognized $0.1 million and $0.9 million, respectively, of casualty loss expense related to the May 2010 flooding in Nashville, which primarily represents non-capitalized repairs within our Opry and Attractions segment.

Operating Results – Preopening costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for 2012 primarily relate to our new sports bar entertainment facility at Gaylord Palms that opened in the first quarter of 2012. In 2014, we began incurring preopening costs related to the AC Hotel.

Operating Results – Impairment and Other Charges

During 2013, we incurred $3.0 million in impairment charges, primarily associated with disposed equipment at Gaylord National and the decision not to move forward with a proposed expansion at Gaylord Palms in the near-term.

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the years ended December 31, 2014, 2013 and 2012 (in thousands, except percentages):

	2014	% Change	2013	% Change	2012

Interest expense, net of amounts capitalized	$(61,447)	0.9%	$(60,916)	4.0%	$(58,582)
Interest income	12,075	-1.6%	12,267	-0.3%	12,307
Income from unconsolidated companies	—	-100.0%	10	-90.8%	109
Net loss on extinguishment of debt	(2,148)	-48.6%	(4,181)	-100.0%	—
Other gains and (losses)	23,415	856.9%	2,447	-89.0%	22,251
Benefit for income taxes	1,467	-98.4%	92,662	4455.7%	2,034
Loss from discontinued operations, net of taxes	(15)	88.0%	(125)	-1288.9%	(9)

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, increased $0.5 million to $61.4 million in 2014 as compared to 2013, due primarily to interest associated with our $400 million term loan B facility, which we entered into in June 2014 and an increase in interest expense associated with our 5% senior notes that were issued in April 2013, partially offset by a decrease in interest expense associated with our 3.75% convertible notes, which were partially repurchased at various points in 2013 and 2014 with the balance paid at maturity in October 2014. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 4.9% in 2014 as compared to 5.0% in 2013. Cash interest expense increased $7.1 million to $46.8 million in 2014 as compared to 2013, and noncash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, decreased $6.6 million to $14.6 million in 2014 as compared to 2013.

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

Interest Income

Interest income for 2014, 2013 and 2012 primarily includes amounts earned on the bonds that we received in April 2008 in connection with the development of Gaylord National, which we hold as notes receivable.

Income from Unconsolidated Companies

We account for our previous minority investments under the equity method of accounting. Income from unconsolidated companies for the years ended December 31, 2013 and 2012 consisted of income from these investments.

Net Loss on Extinguishment of Debt

During 2014, we settled the repurchase of and subsequently cancelled $56.3 million of our 3.75% convertible notes in private transactions for aggregate consideration of $120.2 million. In addition, we settled the conversion of $15.3 million of convertible notes that were converted by holders. We recorded a loss on extinguishment of debt of $2.1 million in 2014 as a result of these transactions. In 2013, we settled the repurchase of and subsequently cancelled $54.7 million of our 3.75% convertible notes in private transactions for aggregate consideration of $98.6 million. In addition, we settled $1.2 million of convertible notes that were converted by a holder. As a result of these transactions, we recorded a loss on extinguishment of debt of $4.2 million in 2013.

Other Gains and (Losses)

Other gains and (losses) for 2014 includes a $26.1 million gain associated with the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland and $2.4 million received from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses, partially offset by a $4.2 million loss on the repurchase of a portion of the common stock warrants associated with our convertible notes. Other gains and (losses) for 2013 primarily consists of $2.3 million received from the fund associated with the Gaylord National bonds. Other gains and (losses) for 2012 consisted of a $20.0 million gain on the sale of intellectual property to Marriott in connection with the Marriott sale transaction and $2.3 million received from the fund associated with the Gaylord National bonds.

Benefit for Income Taxes

During 2014 and 2013, we recorded an income tax benefit of $1.5 million and $92.7 million, respectively. As a result of our conversion to a REIT, certain net deferred tax liabilities related to our real estate were reversed, as the REIT will generally not pay federal corporate income tax related to those deferred tax liabilities. In addition, we assessed the need for a valuation allowance on the net deferred tax assets of the TRSs. As a result, we recorded a net benefit of $64.8 million related to the conversion to a REIT during 2013. In addition, we recorded a benefit of $7.5 million related to the reversal of liabilities associated with uncertain tax positions, a benefit of $1.2 million related to the filing of our 2012 federal and state income tax returns and a benefit of $19.2 million related to our current period operations. In 2012, which was prior to our REIT conversion, we recorded a benefit for income taxes of $2.0 million.

The decrease in our benefit for income taxes for 2014, as compared to 2013, and the increase in our benefit for income taxes for 2013, as compared to 2012, resulted primarily from the benefit of our conversion to a REIT effective January 1, 2013.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During 2014, our net cash flows provided by our operating activities – continuing operations were $247.2 million, reflecting primarily our income from continuing operations before depreciation expense, amortization expense, income tax benefit, gain on sale of long-lived assets, stock-based compensation expense, loss on extinguishment of debt, and other non-cash charges of approximately $230.2 million and favorable changes in working capital of approximately $17.0 million. The favorable changes in working capital primarily resulted from a decrease in accounts receivable due to the timing of collections and an increase in accrued expenses as a result of the timing of payments.

During 2013, our net cash flows provided by our operating activities – continuing operations were $137.6 million, reflecting primarily our income from continuing operations before depreciation expense, amortization expense, impairment and other charges, income tax benefit, stock-based compensation expense, loss on extinguishment of debt, and other non-cash charges of approximately $185.7 million, partially offset by unfavorable changes in working capital of approximately $48.1 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses primarily related to the payment of accrued REIT conversion costs and a decrease in accounts payable at our managed properties due to the timing of payments as new payment processes were developed, partially offset by an increase in accrued dividends. It should be noted that the reversal of deferred tax liabilities and the recognition of valuation allowances on the net deferred tax assets of our TRSs represent the majority of the reconciling item for provision (benefit) for deferred income taxes of $89.5 million from net income to net cash flows provided by operating activities. These tax items, and their related impact on our cash provided by operating activities, are the result of our REIT conversion, and we paid out no cash in connection with such reversal and recognition.

During 2012, our net cash flows provided by our operating activities – continuing operations were $176.4 million, reflecting primarily our income from continuing operations before depreciation expense, amortization expense, income tax benefit, stock-based compensation expense, and other non-cash charges of approximately $129.0 million and favorable changes in working capital of approximately $47.4 million. The favorable changes in working capital primarily resulted from an increase in accounts payable and accrued expenses, primarily due to an increase at our managed properties due to timing of payments as new payment processes are developed and an increase in our Corporate and Other segment due to timing of payments, and an increase in accrued severance, partially offset by an increase in accounts receivable at Gaylord National and Gaylord Opryland due primarily to an increase in group business at the end of 2012, as compared to the end of 2011, which business typically has longer payment terms.

Cash Flows from Investing Activities. During 2014 our primary uses of funds for investing activities were purchases of property and equipment, which totaled $58.4 million, and payments made associated with the purchase of the AC Hotel of $21.2 million, partially offset by the receipt of $9.4 million in proceeds related to the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland. Purchases of property, plant and equipment consisted primarily of a rooms renovation project at Gaylord Texan, ongoing maintenance capital expenditures for our existing properties, and $0.2 million of capitalized personnel costs.

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

During 2012, our primary sources of funds from investing activities were the receipt of $210.0 million from the Marriott sale transaction, partially offset by the purchase of property and equipment totaling $95.2 million including $1.9 million of capitalized personnel costs. Our capital expenditures during 2012 primarily included the completion of the renovation of the guestrooms, a new sports bar entertainment facility and new resort pools at Gaylord Palms, the completion of the enhancement to our flood protection system at Gaylord Opryland and the Grand Ole Opry, and ongoing maintenance capital expenditures for our existing properties.

Cash Flows from Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of and the repayment of long-term debt, the repurchase of stock, and the payment of dividends. During 2014, our net cash flows used in financing activities were approximately $172.7 million, primarily reflecting the payment of $177.4 million to cash settle 7.3 million of the warrants associated with our 3.75% convertible notes, the payment of $109.4 million in cash dividends, and the payment of $8.4 million in deferred financing costs. In addition, we paid $126.5 million in cash related to repurchases and the settlement of conversions of our 3.75% convertible notes prior to maturity and paid $232.2 million to repay the remaining 3.75% convertible notes at maturity. These outflows were partially offset by $398.0 million in net borrowings under our new term loan B and $77.0 million in net borrowings under our $1 billion credit facility.

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

Liquidity

As of December 31, 2014, we had $76.4 million in unrestricted cash and $411.2 million available for borrowing under our $1 billion credit facility, which we refinanced in April 2013 with an increased and extended facility that matures in April 2017. During 2014, we borrowed $398.0 million under a new term loan B added to our credit agreement for our $1 billion credit facility and borrowed $77.0 million under our $1 billion credit facility. We repurchased $56.3 million and settled the conversion of $15.3 million of our 3.75% convertible notes for aggregate net consideration of $126.5 million, settled the conversion of the remaining $232.2 million of 3.75% convertible notes in cash at maturity, cash settled 7.3 million of the warrants associated with our 3.75% convertible notes for $177.4 million, paid cash dividends of $109.4 million, incurred capital expenditures of $58.4 million and made $21.2 million in payments associated with the purchase of the AC Hotel. These net outflows, offset by our cash flow provided by operations discussed above, were the primary factors in the increase in our cash balance from 2013 to 2014.

We currently plan to declare dividends of $2.60 per share in 2015, payable in equal quarterly amounts. Future dividends are subject to future determinations as to the timing and amount by our board of directors. However, pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to stockholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater.

We anticipate investing in our operations during 2015 by spending between $80 million and $90 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, a room renovation at Gaylord Opryland and an expansion of the Ryman Auditorium.

Pursuant to December 2014 agreements with two of the note hedge counterparties to our 3.75% convertible notes, in the first quarter of 2015, the Company intends to cash settle the remaining 4.7 million warrants in the same manner as the 2014 purchases as described below using a combination of cash on hand and borrowings under our $1 billion credit facility. The total consideration to be paid by the Company will be determined when the repurchase transaction settles in the first quarter of 2015.

We believe that our cash on hand and cash from operations will be adequate to fund our other short-term commitments, as well as: (i) normal operating expenses, (ii) interest expense on long-term debt obligations, (iii) capital lease and operating lease obligations, and (iv) declared dividends. If our existing cash and cash from operations were inadequate to fund such commitments, we could draw on our $1 billion credit facility, subject to the satisfaction of covenants in the credit facility. We believe that drawing on this credit facility will not be necessary for general working capital purposes. We may, however, draw on our $1 billion credit facility for operational and capital needs in the future.

Our outstanding principal debt agreements are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to their scheduled maturity date.

Principal Debt Agreements

As of December 31, 2014, we were in compliance with all covenants related to our outstanding debt.

$1 Billion Credit Facility. On April 18, 2013, we refinanced our previous $925 million credit facility by entering into a $1 billion senior secured credit facility by and among the Operating Partnership, the Company and certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (the “$1 billion credit facility”). The $1 billion credit facility consists of a $700.0 million senior secured revolving credit facility, which includes a $75.0 million letter of credit sublimit and a $50.0 million sublimit for swingline loans, and a $300.0 million senior secured term loan facility. At the closing, we drew down $154.0 million of the revolving credit facility and the term loan facility was fully funded. The $1 billion credit facility also includes an accordion feature that allows us to increase the $1 billion credit facility by a total of up to $500.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The $1 billion credit facility matures on April 18, 2017, and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin (the “Applicable Margin”) based on our consolidated funded indebtedness to total asset value ratio (as defined in the $1 billion credit facility), or the base rate (as defined in the $1 billion credit facility) plus the Applicable Margin. The interest rate is currently LIBOR plus 2.0%. Interest on our borrowings is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. Principal is payable in full at maturity. We are required to pay a commitment fee of 0.3% to 0.4% per year of the average unused portion of the $700.0 million revolving credit facility.

As a result of the refinancing of our previous $925 million credit facility, we wrote off $1.3 million of deferred financing costs during 2013, which are included in interest expense in the accompanying consolidated statements of operations for 2013.

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

In addition, the $1 billion credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the $1 billion credit facility are as follows:

•	We must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter of not more than .65 to 1.0.

•	We must maintain a consolidated tangible net worth (as defined in the agreement) of not less than $660.0 million plus 75% of the proceeds received by us or any of our subsidiaries in connection with any equity issuance.

•	We must maintain a consolidated fixed charge coverage ratio, as defined in the agreement, of not less than 1.75 to 1.00.

•	We must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.

If an event of default shall occur and be continuing under the $1 billion credit facility, the commitments under the $1 billion credit facility may be terminated and the principal amount outstanding under the $1 billion credit facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

As of December 31, 2014, $586.5 million of borrowings were outstanding under the $1 billion credit facility, and the lending banks had issued $2.3 million of letters of credit under the facility, which left $411.2 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our 5% senior notes due 2021).

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

Pursuant to the Amendment, we added an additional senior secured term loan facility in the aggregate principal amount of up to $400.0 million (the “Term Loan B”) to the Credit Agreement. Proceeds from the Term Loan B may be used, as we may determine, to repay revolving loans under the Credit Agreement and to repay our 3.75% convertible notes or to settle, in whole or in part, the warrant transactions described below. The Term Loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At December 31, 2014, the interest rate on the Term Loan B was LIBOR plus 3.0%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million, commencing on September 30, 2014, with the balance due at maturity. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan B in full.

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

3.75% Convertible Senior Notes. In 2009, we issued $360.0 million of 3.75% Convertible Senior Notes (the “Convertible Notes”). Prior to their October 1, 2014 maturity, the Convertible Notes were convertible, at the holder’s option, into shares of our common stock, at an adjusted conversion rate of 47.9789 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an adjusted conversion price of approximately $20.84 per share.

In July 2013, we settled the repurchase of and subsequently cancelled $54.7 million of our Convertible Notes in private transactions for aggregate consideration of $98.6 million, which was funded by borrowings under our revolving credit facility. In connection with the repurchase, we entered into agreements with the note hedge counterparties to proportionately reduce the number of outstanding Purchased Options (as defined below) and warrants. In consideration for the agreements, the counterparties paid us approximately 0.2 million shares of our common stock, which we subsequently cancelled. In addition, in July 2013, we settled $1.2 million of Convertible Notes that were converted by a holder. As a result of these transactions, we recorded a loss on extinguishment of debt of approximately $4.2 million in 2013. In addition, as we account for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects our nonconvertible debt borrowing rate (as more fully discussed in Note 5 to our consolidated financial statements included herein), we recorded a $37.7 million reduction in stockholders’ equity in 2013 as a result of these transactions.

In April 2014, we settled the repurchase of and subsequently cancelled $56.3 million of our Convertible Notes in private transactions for aggregate consideration of $120.2 million, which was funded by cash on hand and borrowings under our revolving credit facility. In connection with the repurchase, we entered into agreements with the note hedge counterparties to proportionately reduce the number of outstanding Purchased Options (as defined below) and warrants. In consideration for the reduction, the counterparties paid us approximately $9.2 million. In addition, in June 2014, we settled the conversion of $15.3 million of Convertible Notes that were converted by holders by paying cash for the underlying principal and shares of our common stock for the conversion spread. We received and cancelled an equal number of shares of our common stock upon exercise of the Purchased Options (as defined below). As a result of these transactions, we recorded a loss on extinguishment of debt of $2.1 million during 2014. In addition, as we account for the liability (debt) and the equity (conversion option) components of the Convertible Notes as discussed above, we recorded a $52.0 million reduction in stockholders’ equity during 2014.

On October 1, 2014, we settled our obligations upon conversion of each $1,000 principal amount of Convertible Notes with a specified dollar amount of $1,000 and the remainder of the conversion settlement amount in shares of our common stock. We issued 6.3 million shares, which were offset by the exercise of the Purchased Options (as defined below) and our receipt and cancellation of the related shares.

Concurrently with the offering of the Convertible Notes, we entered into convertible note hedge transactions with respect to our common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The Purchased Options entitled us to purchase shares of our common stock. In connection with the conversion and maturity of the Convertible Notes on October 1, 2014, as discussed above, the Purchased Options were settled in shares delivered to us equal to the number of shares issued in the Convertible Note settlement. These shares we received were subsequently cancelled.

Separately and concurrently with entering into the Purchased Options, we also entered into warrant transactions whereby we sold common stock purchase warrants to each of the hedge counterparties. The warrants entitle the counterparties to purchase shares of our common stock. At separate times during 2014, we modified agreements with three of the note hedge counterparties to cash settle a total of 7.2 million warrants. As the modifications required the warrants to be cash settled, the fair value of the warrants was reclassified from stockholders’ equity to a derivative liability on the modification dates, resulting in a $159.0 million deduction to additional paid-in-capital during 2014. We settled these repurchases for total consideration of $173.4 million and recorded an $11.6 million loss during 2014 on the change in the fair value of the derivative liabilities between their modification and settlement dates, which is included in other gains and losses, net in the accompanying consolidated statement of operations.

Pursuant to December 2014 agreements with two of the note hedge counterparties, in the first quarter of 2015, we intend to cash settle the remaining 4.7 million warrants in the same manner as described above. Accordingly, the fair value of the warrants was reclassified from stockholders’ equity to a derivative liability on the modification date, resulting in a $145.4 million deduction to additional paid-in-capital during 2014. The change in the fair value of the derivative liability from the modification date through December 31, 2014 was a gain of $7.1 million and is included in other gains and losses, net in the accompanying consolidated statement of operations. The total consideration we will pay will be determined when the repurchase transactions settle in the first quarter of 2015. Pursuant to these agreements, we settled 0.1 million warrants during December 2014 for total consideration of $4.1 million.

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

Off-Balance Sheet Arrangements

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our credit facility had issued $2.3 million of letters of credit as of December 31, 2014. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2014, including long-term debt and operating and capital lease commitments (amounts in thousands):

Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)	$1,340,500	$—	$592,500	$—	$748,000
Capital leases	1,055	377	38	42	598
Operating leases (2)	627,808	5,097	8,983	8,927	604,801
Construction commitments (3)	16,260	16,260	—	—	—
Other	346	346	—	—	—

Total contractual obligations	$1,985,969	$22,080	$601,521	$8,969	$1,353,399

(1)	Long-term debt commitments do not include approximately $235.1 million in interest payments projected to be due in future years (less than 1 year – $48.9 million; 1-3 years – $85.5 million; 3-5 years – $63.5 million; more than 5 years – $37.2 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at December 31, 2014 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herewith for a discussion of the interest we paid during 2014, 2013 and 2012.
(2)	Total operating lease commitments of $627.8 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(3)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2015, the amount funded into the reserve accounts will be 5.0% of the respective properties’ total annual revenue. As of December 31, 2014, $16.3 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

Due to the uncertainty with respect to the timing of future cash payments associated with our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan, we cannot make reasonably certain estimates of the period of cash settlement. Therefore, these obligations have been excluded from the contractual obligations table above. During 2015, we expect to contribute $0 and $0.6 million, respectively, to our defined benefit pension plan and our defined benefit postretirement health care and life insurance plan. See Note 7 and Note 8 to our consolidated financial statements included herein for further discussion related to these obligations.

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

For awards of restricted stock and restricted stock units, we measure compensation expense based on the fair value of the awards on the date of grant. The fair value of time-based awards is determined based on the closing trading price of our common shares on the measurement date, which is generally the date of grant. The fair value of performance-based awards based on a market condition is determined using a Monte Carlo simulation. A Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation of the price of our common shares and the price of the common shares of a peer group, a risk-free rate of return, and an expected term. For time-based awards, compensation expense is recognized on a straight-line basis over the life of the entire award. For performance-based awards, compensation expense is recognized over the requisite service period for each award. For both time-based awards and performance-based awards, once the total amount of compensation expense is determined on the date of the grant, no adjustments are made to the amount recognized each period, unless there is a change to the forfeiture assumption. No compensation expense is recognized for awards for which employees do not render the requisite service.

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

The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate decreased from 4.5% for the retirement plan and 3.9% for the postretirement benefits other than pension plans at December 31, 2013 to 3.7% and 3.3%, respectively, at December 31, 2014.

We determine the overall expected long-term return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each allocation of plan assets, return premiums generated by portfolio management, and advice by our third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption that is determined at the beginning of each year and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension expense. The expected return on plan assets assumption used for determining net periodic pension expense for 2014 and 2013 was 7.5%. Actual return on plan assets for 2014 and 2013 was 5.3% and 18.2%, respectively. Our historical actual return averaged 6.8% for the ten-year period ended December 31, 2014. For the 2015 plan year, we have changed the expected return on plan assets assumption used for determining net periodic pension expense to 6.5%. In the future, we may make additional discretionary contributions to the plan or we could be required to make mandatory cash funding payments.

The mortality rate assumption used for determining future benefit obligations as of December 31, 2014 and 2013 was based on the RP 2014 Mortality Tables and the RP 2000 Mortality Tables, respectively. In estimating the health care cost trend rate, we consider our actual health care cost experience, industry trends, and advice from our third-party actuary.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would increase or decrease 2014 net periodic pension expense by approximately zero and $0.1 million, respectively. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2014 net periodic pension expense by approximately $0.7 million.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under our $1 billion credit facility currently bear interest at an annual rate of LIBOR plus 2.0%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $586.5 million in borrowings outstanding under our $1 billion credit facility as of December 31, 2014 would increase by approximately $5.9 million.

Borrowings outstanding under our $400 million term loan B associated with our credit facility currently bear interest at an annual rate of LIBOR plus 3.0%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $398.0 million in borrowings outstanding under our $400 million credit facility as of December 31, 2014 would increase by approximately $4.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2014. As a result, the interest rate market risk implicit in these investments at December 31, 2014, if any, is low.

Risk Related to Changes in Equity Prices

Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge transactions intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock, as measured under the Convertible Notes, at the time of exercise is greater than the conversion price of the Convertible Notes. In connection with the convertible note hedge transactions, we sold warrants to the counterparties to the call options whereby they may purchase, as adjusted and reduced as described in Item 7 above, approximately 4.7 million shares of our common stock. Also as noted in Item 7 above, we have entered into agreements with the remaining note hedge counterparties whereby we intend to cash settle the remaining 4.7 million warrants in the first quarter of 2015. For every $1 increase in the share price of our common stock above the December 31, 2014 closing price of $52.74, the cost to cash settle the warrants will increase by approximately $4.7 million.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of December 31, 2014, the value of the investments in the pension fund was $75.3 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $7.5 million.

Summary

Based upon our overall market risk exposures at December 31, 2014, we believe that the effects of changes in interest rates, equity prices and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page 65 of this Annual Report on Form 10-K and incorporated by reference herein.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control - Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Election of the Nine Nominees for Director Identified in this Proxy Statement” in our Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c)(3) of Regulation S-K is incorporated by reference to the discussion under the heading “Submitting Stockholder Proposals and Nominations for 2016 Annual Meeting” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

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

The information required by this Item is incorporated herein by reference to the discussions under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation – 2014 Summary Compensation Table,” “2014 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2014 Fiscal Year End,” “Company Information – 2014 Option Exercises and Stock Vested,” “Other Compensation Information – Pension Benefits,” “Other Compensation Information – Nonqualified Deferred Compensation,” “Potential Payments on Termination or Change of Control,” “Committees of the Board – Compensation Committee Interlocks and Insider Participation”, and “Human Resources Committee Report” in our Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Stock Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the discussions under the headings “Company Information – Corporate Governance – Independence of Directors” in our Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The accompanying index to financial statements on page 65 of this Annual Report on Form 10-K is provided in response to this Item.

(a)(2)	Financial Statement Schedules

The following financial statement schedule is filed as a part of this report and is included herein on page 112 of this Annual Report on Form 10-K:

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: February 26, 2015	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed	Chairman of the Board of Directors, Chief Executive Officer and President	February 26, 2015
Colin V. Reed

/s/ Michael J. Bender	Director	February 26, 2015
Michael J. Bender

/s/ E.K. Gaylord, II	Director	February 26, 2015
E.K. Gaylord, II

Director
D. Ralph Horn

/s/ Ellen R. Levine	Director	February 26, 2015
Ellen R. Levine

/s/ Robert S. Prather, Jr.	Director	February 26, 2015
Robert S. Prather, Jr.

/s/ Michael D. Rose	Director	February 26, 2015
Michael D. Rose

/s/ Michael I. Roth	Director	February 26, 2015
Michael I. Roth

/s/ Mark Fioravanti	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2015
Mark Fioravanti

/s/ Jennifer Hutcheson	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2015
Jennifer Hutcheson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Ryman Hospitality Properties, Inc. and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2014 and 2013 and for Each of the Three Years in the Period Ended December 31, 2014
Report of Independent Registered Public Accounting Firm	66
Report of Independent Registered Public Accounting Firm	67
Consolidated Balance Sheets as of December 31, 2014 and 2013	68
Consolidated Statements of Operations for the Years ended December 31, 2014, 2013, and 2012	69
Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2014, 2013, and 2012	70
Consolidated Statements of Cash Flows for the Years ended December 31, 2014, 2013, and 2012	71
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2014, 2013, and 2012	72
Notes to Consolidated Financial Statements	73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ryman Hospitality Properties, Inc.

We have audited the accompanying consolidated balance sheets of Ryman Hospitality Properties, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ryman Hospitality Properties, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ryman Hospitality Properties, Inc.

We have audited Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ryman Hospitality Properties, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ryman Hospitality Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements and schedule of Ryman Hospitality Properties, Inc. and subsidiaries and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 26, 2015

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

(Amounts in thousands, except per share data)

	December 31,	December 31,
	2014	2013
ASSETS:
Property and equipment, net of accumulated depreciation	$2,036,261	$2,067,997
Cash and cash equivalents - unrestricted	76,408	61,579
Cash and cash equivalents - restricted	17,410	20,169
Notes receivable	149,612	148,350
Trade receivables, less allowance of $704 and $717, respectively	45,188	51,782
Deferred financing costs	21,646	19,306
Prepaid expenses and other assets	66,621	55,446

Total assets	$2,413,146	$2,424,629

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,341,555	$1,154,420
Accounts payable and accrued liabilities	166,848	157,339
Deferred income tax liabilities, net	14,284	23,117
Deferred management rights proceeds	183,423	186,346
Dividends payable	29,133	25,780
Derivative liabilities	134,477	—
Other liabilities	142,019	119,932
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,044 and 50,528 shares issued and outstanding, respectively	510	505
Additional paid-in capital	882,193	1,228,845
Treasury stock of 477 and 472 shares, respectively, at cost	(8,002)	(7,766)
Accumulated deficit	(446,963)	(454,770)
Accumulated other comprehensive loss	(26,331)	(9,119)

Total stockholders’ equity	401,407	757,695

Total liabilities and stockholders’ equity	$2,413,146	$2,424,629

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014, 2013 and 2012

(Amounts in thousands, except per share data)

	2014	2013	2012
Revenues:
Rooms	$384,185	$357,313	$365,611
Food and beverage	412,061	382,340	401,252
Other hotel revenue	157,920	138,856	149,178
Opry and Attractions	86,825	76,053	70,553

Total revenues	1,040,991	954,562	986,594

Operating expenses:
Rooms	116,103	106,849	96,900
Food and beverage	248,358	237,153	242,739
Other hotel expenses	307,597	295,152	314,643
Management fees	16,151	14,652	4,207

Total hotel operating expenses	688,209	653,806	658,489
Opry and Attractions	59,815	56,528	52,130
Corporate	27,573	26,292	46,876
REIT conversion costs	—	22,190	101,964
Casualty loss	—	54	858
Preopening costs	11	—	340
Impairment and other charges	—	2,976	—
Depreciation and amortization	112,278	116,528	130,691

Total operating expenses	887,886	878,374	991,348

Operating income (loss)	153,105	76,188	(4,754)
Interest expense, net of amounts capitalized	(61,447)	(60,916)	(58,582)
Interest income	12,075	12,267	12,307
Income from unconsolidated companies	—	10	109
Loss on extinguishment of debt	(2,148)	(4,181)	—
Other gains and (losses), net	23,415	2,447	22,251

Income (loss) before income taxes and discontinued operations	125,000	25,815	(28,669)

Benefit for income taxes	1,467	92,662	2,034

Income (loss) from continuing operations	126,467	118,477	(26,635)
Loss from discontinued operations, net of income taxes	(15)	(125)	(9)

Net income (loss)	126,452	118,352	(26,644)
Loss on call spread and warrant modifications related to convertible notes	(5,417)	(4,869)	—

Net income (loss) available to common stockholders	$121,035	$113,483	$(26,644)

Basic income (loss) per share available to common stockholders:
Income (loss) from continuing operations	$2.38	$2.22	$(0.56)
Loss from discontinued operations, net of income taxes	—	—	—

Net income (loss)	$2.38	$2.22	$(0.56)

Fully diluted income (loss) per share available to common stockholders:
Income (loss) from continuing operations	$2.17	$1.81	$(0.56)
Loss from discontinued operations, net of income taxes	—	—	—

Net income (loss)	$2.17	$1.81	$(0.56)

Dividends declared per common share	$2.20	$2.00	$6.84

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2014, 2013 and 2012

(Amounts in thousands)

	2014	2013	2012

Net income (loss)	$126,452	$118,352	$(26,644)

Other comprehensive income, before tax:
Gain (loss) on minimum pension liability:
Unrealized gains (losses) arising during the period	(20,231)	23,172	14,451
Amount reclassified from accumulated OCI into income (expense)	(235)	204	3,601

	(20,466)	23,376	18,052
Income tax (expense) benefit related to items of comprehensive income	3,254	(7,892)	(6,624)

Other comprehensive income (loss), net of tax	(17,212)	15,484	11,428

Comprehensive income (loss)	$109,240	$133,836	$(15,216)

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014, 2013 and 2012

(Amounts in thousands)

	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$126,452	$118,352	$(26,644)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
Income from unconsolidated companies	—	(10)	(109)
Impairment and other charges	—	3,527	33,291
Gain on sales of long-lived assets	(25,274)	(82)	(20,009)
Benefit for deferred income taxes	(5,877)	(89,530)	(9,105)
Depreciation and amortization	112,278	116,528	130,691
Amortization of deferred financing costs	5,959	5,500	4,908
Amortization of discount on convertible notes	8,735	13,817	13,793
Write-off of deferred financing costs	—	1,845	—
Loss on extinguishment of debt	2,148	4,181	—
Stock-based compensation expense	5,773	11,560	8,964
Excess tax benefit from stock-based compensation	—	(7)	(6,736)
Changes in:
Trade receivables	6,594	3,561	(13,404)
Interest receivable	(3,142)	(690)	(1,179)
Income tax receivable	1,755	(1,755)	—
Accounts payable and accrued liabilities	6,038	(59,395)	55,190
Other assets and liabilities	5,712	10,203	6,743

Net cash flows provided by operating activities - continuing operations	247,151	137,605	176,394
Net cash flows provided by (used in) operating activities - discontinued operations	(147)	94	76

Net cash flows provided by operating activities	247,004	137,699	176,470

Cash Flows from Investing Activities:
Purchases of property and equipment	(58,377)	(36,959)	(95,233)
Purchase of AC Hotel	(21,206)	—	—
Proceeds from sale of Peterson LOI	9,350	—	—
Sale of management rights and intellectual property	—	—	210,000
(Increase) decrease in restricted cash and cash equivalents	2,759	(13,959)	(5,060)
Other investing activities	8,012	2,177	5,349

Net cash flows provided by (used in) investing activities - continuing operations	(59,462)	(48,741)	115,056
Net cash flows used in investing activities - discontinued operations	—	—	—

Net cash flows provided by (used in) investing activities	(59,462)	(48,741)	115,056

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit facility	77,000	(35,500)	(55,000)
Net borrowings under term loan B	398,000	—	—
Issuance of senior notes	—	350,000	—
Early redemption of senior notes	—	(152,180)	—
Repurchase and conversion of convertible notes	(358,710)	(99,222)	—
Repurchase of common stock warrants	(177,423)	—	—
Deferred financing costs paid	(8,428)	(15,738)	(376)
Proceeds from the issuance of common stock, net of issuance costs of $1,131	—	—	32,722
Repurchase of Company stock for retirement	—	(100,028)	(185,400)
Payment of dividend	(109,414)	(76,424)	(62,007)
Proceeds from exercise of stock option and purchase plans	6,862	5,223	25,336
Excess tax benefit from stock-based compensation	—	7	6,736
Other financing activities, net	(600)	(687)	(755)

Net cash flows used in financing activities - continuing operations	(172,713)	(124,549)	(238,744)
Net cash flows used in financing activities - discontinued operations	—	—	—

Net cash flows used in financing activities	(172,713)	(124,549)	(238,744)

Net change in cash and cash equivalents	14,829	(35,591)	52,782
Cash and cash equivalents - unrestricted, beginning of period	61,579	97,170	44,388

Cash and cash equivalents - unrestricted, end of period	$76,408	$61,579	$97,170

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

(Amounts in thousands)

		Additional			Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	(Loss) Income	Equity
BALANCE, December 31, 2011	$484	$929,904	$(4,599)	$155,777	$(36,031)	1,045,535
Net loss	—	—	—	(26,644)	—	(26,644)
Other comprehensive income, net of deferred income taxes	—	—	—	—	11,428	11,428
Issuance of common stock	8	32,714	—	—	—	32,722
Repurchase of Company stock for retirement	(50)	—	—	(185,350)	—	(185,400)
Payment of dividend	67	250,410	(2,635)	(309,849)	—	(62,007)
Exercise of stock options	13	25,067	—	—	—	25,080
Net tax benefit related to stock based compensation	—	8,991	—	—	—	8,991
Employee stock plan purchases	—	252	—	—	—	252
Restricted stock units surrendered	4	(5,318)	—	—	—	(5,314)
Restricted stock shares surrendered	—	(9)	—	—	—	(9)
Stock-based compensation expense	—	8,964	—	—	—	8,964

BALANCE, December 31, 2012	$526	$1,250,975	$(7,234)	$(366,066)	$(24,603)	$853,598
Net income	—	—	—	118,352	—	118,352
Other comprehensive income, net of deferred income taxes	—	—	—	—	15,484	15,484
Repurchase of Company stock for retirement	(23)	(30)	—	(99,975)	—	(100,028)
Repurchase and conversion of convertible notes	(2)	(37,710)	—	(4,869)	—	(42,581)
Payment of dividend	—	538	(532)	(102,212)	—	(102,206)
Exercise of stock options	3	5,220	—	—	—	5,223
Net tax benefit related to stock based compensation	—	(206)	—	—	—	(206)
Restricted stock units surrendered	1	(1,502)	—	—	—	(1,501)
Stock-based compensation expense	—	11,560	—	—	—	11,560

BALANCE, December 31, 2013	$505	$1,228,845	$(7,766)	$(454,770)	$(9,119)	$757,695
Net income	—	—	—	126,452	—	126,452
Other comprehensive loss, net of deferred income taxes	—	—	—	—	(17,212)	(17,212)
Repurchase and conversion of convertible notes	—	(51,996)	—	(2,326)	—	(54,322)
Repurchase of common stock warrants	—	(304,400)	—	(3,091)	—	(307,491)
Payment of dividend	—	692	(236)	(113,228)	—	(112,772)
Exercise of stock options	3	6,859	—	—	—	6,862
Net tax benefit related to stock based compensation	—	(302)	—	—	—	(302)
Restricted stock units and stock options surrendered	2	(3,278)	—	—	—	(3,276)
Stock-based compensation expense	—	5,773	—	—	—	5,773

BALANCE, December 31, 2014	$510	$882,193	$(8,002)	$(446,963)	$(26,331)	$401,407

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

The Company conducts its business through an umbrella partnership REIT, in which its assets are held by, and operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with its REIT conversion. Ryman is the sole limited partner of the Operating Partnership and currently owns, either directly or indirectly, all of the partnership units of the Operating Partnership. RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Annual Report on Form 10-K and Ryman’s other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality; Opry and Attractions; and Corporate and Other. The Company’s fiscal year ends on December 31 for all periods presented.

Business Segments

Hospitality

The Hospitality segment includes the Gaylord Hotels branded hotels, the Inn at Opryland and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”). At December 31, 2014, the Company owns the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”), the Gaylord National Resort & Convention Center (“Gaylord National”), which the Company refers to collectively as the “Gaylord Hotels properties,” the Inn at Opryland, and the AC Hotel, which the Company completed the purchase of in December 2014 and is expected to open in March 2015. Gaylord Opryland and the Inn at Opryland are both located in Nashville, Tennessee. The Gaylord Palms is located in Kissimmee, Florida. The Gaylord Texan is located in Grapevine, Texas. The Gaylord National and the AC Hotel are both located in National Harbor, Maryland. On October 1, 2012, Marriott International, Inc. (“Marriott”) assumed the day-to-day management of the Gaylord Hotels pursuant to a management agreement for each Gaylord Hotel. On December 1, 2012, Marriott assumed the day-to-day management of the Inn at Opryland pursuant to an additional management agreement. Marriott will assume the day-to-day management of the AC Hotel upon its opening pursuant to a separate management agreement.

Opry and Attractions

The Opry and Attractions segment includes all of the Company’s Nashville-based tourist attractions. At December 31, 2014, these include the Grand Ole Opry, the General Jackson Showboat, the Wildhorse Saloon, the Ryman Auditorium and the Gaylord Springs Golf Links (“Gaylord Springs”), among others. The Opry and Attractions segment also includes WSM-AM. Beginning October 1, 2012, Marriott assumed the management of the day-to-day operations of the General Jackson Showboat, Gaylord Springs and the Wildhorse Saloon pursuant to management agreements.

Corporate and Other

The Corporate and Other segment includes operating and general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments, including certain costs for the Company’s retirement plans, equity-based compensation plans, information technology, human resources, accounting, and other administrative expenses.

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

The Company has determined that its hotel subsidiaries are VIEs because each of the hotel’s incentive fees are significant relative to the total amount of each hotel’s economic performance, these fees are expected to absorb a significant amount of the variability associated with each hotel’s anticipated economic performance, and the Company shares with the manager the power to direct certain activities that significantly impact the hotel’s operating performance, such as approving budgets. The Company has determined that it is the primary beneficiary of each of these VIEs because it has the unilateral authority to direct other activities that most significantly impact the hotels’ economic performance, such as obtaining short- and long-term financing for the hotels and making any decision in regards to selling the hotels subject to certain limitations within the management agreements. In addition, the Company is obligated to receive the residual benefits or to absorb the residual losses from each of the hotels, which could potentially be significant to the hotels. The Company has, therefore, consolidated each of these VIEs.

Acquisition

In December 2014, the Company purchased from an affiliate of The Peterson Companies (the developer of the National Harbor, Maryland development in which Gaylord National is located) the AC Hotel, a 192-room hotel previously operated as the Aloft Hotel at National Harbor for a purchase price of $21.8 million. The transaction required that the property be transferred to the Company unencumbered by any existing hotel franchise or management agreements. The Company is re-branding the hotel and Marriott will operate the property in conjunction with the Gaylord National pursuant to a separate management agreement. Simultaneously with the purchase of this hotel, the Company also acquired from an affiliate of The Peterson Companies a vacant one-half acre parcel of land located in close proximity to Gaylord National, suitable for development of a hotel or other permitted uses. The Company expects the hotel to open in March 2015. The Company paid $21.2 million of the combined purchase price, including transaction costs, in December 2014, with the remainder being secured by a $6.0 million note payable to an affiliate of The Peterson Companies, which is due in January 2016, bears interest at an Applicable Federal Rate as determined by the Internal Revenue Service (“IRS”) and is shown in Note 5.

Property and Equipment

Property and equipment are stated at cost. Improvements and significant renovations that extend the lives of existing assets are capitalized. Interest on funds borrowed to finance the construction of major capital additions is included in the cost of the applicable capital addition. Maintenance and repairs are charged to expense as incurred. Property and equipment are generally depreciated using the straight-line method over the following estimated useful lives:

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

For purposes of the statements of cash flows, changes in restricted cash and cash equivalents related to funds for furniture, fixtures and equipment replacement reserves are shown as investing activities.

Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2014	2013	2012

Debt interest paid	$49,208	$36,651	$40,935
Capitalized interest	(52)	—	(515)

Cash paid for interest, net of capitalized interest	$49,156	$36,651	$40,420

Net cash payments (refunds) of income taxes in 2014, 2013 and 2012 were $(0.1) million, $4.8 million and $1.4 million, respectively.

A portion of the Company’s acquisition of the AC Hotel and a portion of the Company’s sale of all of its rights in a letter of intent to which it is a party with The Peterson Companies are considered noncash transactions as they are evidenced by a note payable and a note receivable, respectively. The AC Hotel transaction is more fully discussed in the “Acquisition” section of Note 1, and the sale of the Company’s rights in the letter of intent is more fully discussed in the “Prepaid Expenses and Other Assets” section of Note 1.

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

Deferred Financing Costs

Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method. During 2014, 2013 and 2012, deferred financing costs of $6.0 million, $5.5 million and $4.9 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations.

As a result of the refinancing of the Company’s credit facility discussed in Note 5, the Company wrote off $1.3 million of deferred financing costs during 2013. In addition, as a result of the Company’s repurchase of the remainder of its 6.75% senior notes outstanding, the Company wrote off $0.5 million of deferred financing costs during 2013. Each of these write-offs is included in interest expense in the accompanying consolidated statements of operations.

As a result of the Company’s repurchases of a portion of its convertible senior notes outstanding discussed in Note 5, the Company wrote off $0.3 million of deferred financing costs during each of 2014 and 2013, which is included as an increase in the net loss on extinguishment of debt in the accompanying consolidated statements of operations.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31 consist of (amounts in thousands):

	2014	2013
Peterson note receivable	$16,785	$—
Other receivables	904	3,615
Prepaid expenses	14,691	16,530
Inventories	7,446	6,653
Deferred software costs	4,890	6,110
Supplemental deferred compensation plan assets	19,712	18,883
Other	2,193	3,655

Total prepaid expenses and other assets	$66,621	$55,446

In December 2014, the Company sold to an affiliate of The Peterson Companies (the developer of the National Harbor, Maryland development in which the Gaylord National hotel is located) all of its rights in a letter of intent to which it is a party with The Peterson Companies, which entitled the Company to a portion of such party’s economic interest in the income from the land underlying the new MGM casino project at National Harbor. The Company will receive $26.1 million over three years in exchange for its contractual rights, which is included in other gains and losses, net in the accompanying consolidated statement of operations for 2014. The Company received the first payment in the amount of $9.4 million at closing, and holds the remainder of $16.8 million as a note receivable in the accompanying consolidated balance sheet at December 31, 2014. The note receivable is due in separate payments in January 2015 and January 2016, bearing interest at an Applicable Federal Rate as determined by the Internal Revenue Service (“IRS”).

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

The Company capitalizes the costs of computer software developed for internal use. Accordingly, the Company has capitalized the external costs and certain internal payroll costs to develop computer software. Deferred software costs are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years. Amortization expense of deferred software costs during 2014, 2013 and 2012 was $2.3 million, $5.9 million, and $10.0 million, respectively.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consist of (amounts in thousands):

	2014	2013

Trade accounts payable	$31,942	$26,932
Property and other taxes payable	35,598	31,553
Deferred revenues	38,581	39,822
Accrued salaries and benefits	18,477	21,655
Accrued self-insurance reserves	2,176	4,134
Accrued interest payable	5,560	7,954
Other accrued liabilities	34,514	25,289

Total accounts payable and accrued liabilities	$166,848	$157,339

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

Income Taxes

The Company establishes deferred tax assets and liabilities based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing tax laws and tax rates. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 10 for more detail on the Company’s income taxes.

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

Other Liabilities

Other liabilities at December 31 consist of (amounts in thousands):

	2014	2013

Pension and postretirement benefits liability	$41,783	$25,760
Straight-line lease liability	79,352	73,871
Deferred compensation liability	19,712	18,883
Other	1,172	1,418

Total other liabilities	$142,019	$119,932

Leases

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which the Gaylord Palms is located, a 10.0 acre site in Grapevine, Texas on which a portion of the Gaylord Texan is located, and office space, office equipment, and other equipment. The Company’s leases are discussed further in Note 11.

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

Management Fees

The Company pays Marriott a base management fee of approximately 2% of revenues for the properties that Marriott manages, as well as an incentive fee that is based on profitability. The Company accrued $19.6 million, $18.1 million and $5.1 million in base management fees to Marriott during 2014, 2013 and 2012, respectively. The Company accrued $0.4 million, $0.1 million and $0 in incentive fees to Marriott during 2014, 2013 and 2012, respectively. Management fees are presented in the consolidated statements of operations net of the amortization of the deferred management rights proceeds discussed further in Note 2.

Preopening Costs

The Company expenses the costs associated with start-up activities and organization costs associated with its development or reopening of hotels and significant attractions as incurred. The Company’s preopening costs during 2012 primarily relate to a new sports bar entertainment facility at Gaylord Palms that opened in February 2012.

Advertising Costs

Advertising costs are expensed as incurred and were $33.3 million, $28.8 million, and $21.8 million for 2014, 2013 and 2012, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 6. The Company accounts for its stock-based compensation plan under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”

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

	2014
	Income	Shares	Per Share

Net income available to common stockholders	$121,035	50,861	$2.38
Effect of dilutive stock-based compensation	—	487	—
Effect of convertible notes	—	4,532	—

Net income — assuming dilution	$121,035	55,880	$2.17

	2013
	Income	Shares	Per Share

Net income available to common stockholders	$113,483	51,174	$2.22
Effect of dilutive stock-based compensation	—	591	—
Effect of convertible notes	—	6,304	—
Effect of common stock warrants	—	4,741	—

Net income — assuming dilution	$113,483	62,810	$1.81

	2012
	Loss	Shares	Per Share

Net loss available to common stockholders	$(26,644)	47,602	$(0.56)
Effect of dilutive stock-based compensation	—	—	—

Net loss — assuming dilution	$(26,644)	47,602	$(0.56)

For 2012, the effect of dilutive common stock equivalents was the equivalent of approximately 0.9 million shares of common stock outstanding. Because the Company had a loss from continuing operations during 2012, these incremental shares were excluded from the computation of dilutive earnings per share for 2012 as the effect of their inclusion would have been anti-dilutive.

Additionally, the Company had approximately zero, 0.1 million and 0.6 million stock-based compensation awards outstanding as of December 31, 2014, 2013, and 2012, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for 2014, 2013 and 2012, respectively, as the effect of their inclusion would have been anti-dilutive.

As discussed in Note 5, in 2009, the Company issued 3.75% Convertible Senior Notes due 2014 (the “Convertible Notes”). The Company settled the outstanding face value of the Convertible Notes in cash at maturity on October 1, 2014. The conversion spread associated with the conversion of the Convertible Notes was settled in shares of the Company’s common stock. Pursuant to a note hedge, as discussed more fully in Note 5, the Company also received and cancelled an equal number of shares of its common stock at maturity. The effect of potentially issuable shares under the conversion spread for the year ended December 31, 2012 was the equivalent of approximately 3.8 million shares of common stock outstanding. Because the Company had a loss from continuing operations during 2012, these incremental shares were excluded from the computation of dilutive earnings per share for that period as the effect of their inclusion would have been anti-dilutive.

In connection with the issuance of the Convertible Notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes whereby the warrant holders may purchase shares of the Company’s common stock. The effect of potentially issuable shares under these warrants for 2012 was the equivalent of approximately 1.3 million shares of common stock outstanding. Because the Company had a loss from continuing operations during 2012, these incremental shares were excluded from the computation of diluted earnings per share for that period as the effect of their inclusion would have been anti-dilutive.

At separate times during 2014, the Company modified the agreements with each of the note hedge counterparties to cash settle a portion of the warrants as described in Note 5. In 2014 and 2013, in connection with the repurchase of portions of the Convertible Notes, the Company entered into agreements with the note hedge counterparties to proportionately reduce the number of Purchased Options (as defined below) and the warrants as described above and in Note 5. Each of these agreements were considered modifications to the Purchased Options and warrants (as applicable), and based on the terms of the agreements, the Company recognized a charge of $5.4 million and $4.9 million in 2014 and 2013, respectively. The charge for 2014 was recorded as an increase to accumulated deficit and derivative liabilities, as the liabilities were settled in cash, and the 2013 charge was recorded as an increase to accumulated deficit and additional paid-in-capital, as the obligation was settled in shares, in the accompanying consolidated balance sheets. These charges also represent a deduction from net income in calculating net income available to common stockholders and earnings per share available to common stockholders in the accompanying consolidated statements of operations. As a result of the warrant modifications, the Company believes it is probable that the warrants will be settled in cash, and as such, have been excluded from the calculation of diluted earnings per share for 2014.

Derivatives and Hedging Activities

The Company sometimes utilizes derivative financial instruments to reduce interest rate risks related to its variable rate debt and to manage risk exposure to changes in the value of portions of its fixed rate debt. The Company records derivatives in the statement of financial position and measures derivatives at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.

Financial exposures are managed as a part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate markets may have on operating results. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. The Company formally documents hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking hedged items. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets, liabilities or firm commitments on the consolidated balance sheet or to forecasted transactions. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective, the derivative expires or is sold or terminated, or the derivative is discontinued because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting prospectively for that specific hedge instrument.

As discussed more fully in Note 5, the derivative liabilities in the Company’s consolidated balance sheet at December 31, 2014 represent outstanding common stock warrants associated with the Convertible Notes.

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

Newly Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” the core principle of which is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, companies will need to use more judgment and make more estimates than under today’s guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for the Company in the first quarter of 2017. The Company is currently evaluating the effects of this ASU on its financial statements, and such effects have not yet been determined.

2. REIT Conversion

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

For the Management Rights, a discounted cash flow model utilized estimates of the base and incentive fees that the Company would pay to Marriott over the term of the hotel management agreements, assuming a high likelihood that automatic renewals would be triggered. The after-tax management fee estimates were based on comprehensive projections of revenues and profits for the Gaylord Hotels properties for the near-term, with growth rates gradually scaling down to an inflation-level assumption for the years thereafter. In selecting the discount rate, the Company relied on market-based estimates of capital costs and discount rate premiums that reflect management’s assessment of a market participant’s view of risks associated with the projected cash flows.

For the IP Rights, the discounted cash flow model reflected the application of a common variation referred to as the relief from royalty approach. Under this approach, fair value is estimated as the present value of future savings that would likely result due to the ownership of an asset as opposed to paying rent or royalties for its use. Key input assumptions to this model included projecting revenues for a hypothetical portfolio of new Gaylord-branded hotels that might be developed in future years and deriving a market-based royalty rate to apply for the hypothetical future use of the brand on these new properties. For the revenue forecast, the Company relied upon its development plans prior to the REIT conversion and its historical track record of large resort development, as tempered by current market conditions in the hospitality sector. Regarding the selected royalty rate, the model relied upon the Company’s review of typical arm’s length franchise and brand licensing agreement structures, third party databases, published studies and other qualitative factors. The selected royalty rate was applied to the estimated revenues from future Gaylord–branded facilities to derive projected royalty expenses avoided. These annual cash flow savings amounts were tax-affected then discounted at a rate derived from market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view of risks associated with the projected cash flows.

For financial reporting purposes, the amount related to the Management Rights was deferred and is amortized on a straight line basis over the 65-year term of the hotel management agreements, including extensions, as a reduction in management fee expense in the accompanying consolidated statements of operations. The amount related to the IP Rights was recognized into income as other gains and losses during 2012.

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

The Company has segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying consolidated statements of operations. During 2013 and 2012, the Company incurred $22.2 million and $102.0 million, respectively, of various costs associated with these transactions. REIT conversion costs incurred during 2013 include employment and severance costs ($14.4 million), professional fees ($2.7 million), and various other transition costs ($5.1 million). REIT conversion costs incurred during 2012 include impairment charges ($33.3 million), professional fees ($23.1 million), employment, severance and retention costs ($24.4 million), and various other transition costs ($21.2 million). No REIT conversion costs were incurred during 2014.

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

The Merger, Marriott sale transaction, special dividend, and other restructuring transactions are designed to enable the Company to hold its assets and business operations in a manner that enables it to elect to be treated as a REIT for federal income tax purposes. As a REIT, the Company generally will not be subject to federal corporate income taxes on that portion of its capital gain or ordinary income from the Company’s REIT operations that is distributed to its stockholders. This treatment substantially eliminates the federal “double taxation” on earnings from REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. As further described above, to comply with certain REIT qualification requirements, the Company engaged Marriott to operate and manage its Gaylord Hotels properties, the Inn at Opryland, and the AC Hotel and will be required to engage third-party managers to operate and manage its future hotel properties, if any. Additionally, non-REIT operations, which consist of the activities of taxable REIT subsidiaries (“TRSs”) that act as lessees of the Company’s hotels, as well as the businesses within the Company’s Opry and Attractions segment, continue to be subject, as applicable, to federal corporate and state income taxes following the REIT conversion.

3. Property and Equipment

Property and equipment at December 31 is recorded at cost and summarized as follows (amounts in thousands):

	2014	2013
Land and land improvements	$254,013	$242,418
Buildings	2,340,555	2,300,499
Furniture, fixtures and equipment	576,453	576,209
Construction in progress	26,046	25,844

	3,197,067	3,144,970
Accumulated depreciation	(1,160,806)	(1,076,973)

Property and equipment, net	$2,036,261	$2,067,997

Depreciation expense, including amortization of assets under capital lease obligations, during 2014, 2013 and 2012 was $110.0 million, $110.6 million, and $120.7 million, respectively.

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

The Company is currently holding the Series A Bond and Series B Bond, which have aggregate carrying values of $87.0 million and $62.6 million, respectively, as of December 31, 2014, and receiving the debt service and principal payments thereon, which is payable from tax increments, hotel taxes and special hotel rental taxes generated from the development through the maturity date. During the second quarter of 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on their effective interest rates of 8.04% and 11.42%, respectively, at the time the bonds were delivered to the Company and recorded a note receivable and offset to property and equipment in the amounts of $93.8 million and $38.3 million, respectively, in the accompanying consolidated balance sheet. The Company also calculated the present value of the interest that had accrued on the Series A Bond between its date of issuance and delivery to the Company based on its effective interest rate of 8.04% at the time the bond was delivered to the Company and recorded a note receivable and offset to property and equipment in the amount of $18.3 million in the accompanying consolidated balance sheet. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.

During 2014, 2013 and 2012, the Company recorded interest income of $12.1 million, $12.3 million and $12.2 million, respectively, on these bonds. The Company received payments of $10.8 million, $13.3 million and $15.5 million during 2014, 2013 and 2012, respectively, relating to these notes receivable, which includes principal and interest payments.

5. Debt

The Company’s debt and capital lease obligations at December 31 consisted of (amounts in thousands):

	2014	2013

$1 Billion Credit Facility	$586,500	$509,500
$400 Million Term Loan Facility	398,000	—
3.75% Convertible Senior Notes, net of unamortized discount of $0 and $10,096	—	293,962
5% Senior Notes	350,000	350,000
AC Hotel note payable, terms as set forth in Note 1	6,000	—
Capital lease obligations	1,055	958

Total debt	1,341,555	1,154,420
Less amounts due within one year	(377)	(599)

Total long-term debt	$1,341,178	$1,153,821

At December 31, 2014, the Company was in compliance with all covenants related to its outstanding debt.

Annual maturities of long-term debt, excluding capital lease obligations, are as follows (amounts in thousands):

	$1 Billion	$400 Million	5%	AC Hotel
	Credit Facility	Term Loan Facility	Senior Notes	Note Payable	Total

2015	$—	$—	$—	$—	$—
2016	—	—	—	6,000	6,000
2017	586,500	—	—	—	586,500
2018	—	—	—	—	—
2019	—	—	—	—	—
Years thereafter	—	398,000	350,000	—	748,000

Total	$586,500	$398,000	$350,000	$6,000	$1,340,500

$1 Billion Credit Facility

On April 18, 2013, the Company refinanced its previous $925 million credit facility by entering into a $1 billion senior secured credit facility by and among the Operating Partnership, the Company, and certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent (the “$1 billion credit facility”). The $1 billion credit facility consists of a $700.0 million senior secured revolving credit facility and a $300.0 million senior secured term loan facility, which is fully funded. The $1 billion credit facility also includes an accordion feature that will allow the Company to increase the facility by a total of up to $500.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The $1 billion credit facility matures on April 18, 2017 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin (the “Applicable Margin”) based on the Company’s consolidated funded indebtedness to total asset value ratio (as defined in the $1 billion credit facility) or the bank’s base rate (as defined in the $1 billion credit facility) plus the Applicable Margin. At December 31, 2014, the interest rate on the $1 billion credit facility was LIBOR plus 2.0%. Interest is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. Principal is payable in full at maturity. The Company is required to pay a fee of 0.3% to 0.4% per year of the average unused portion of the $700.0 million revolving credit facility. The purpose of the $1 billion credit facility is for working capital, capital expenditures, and other corporate purposes.

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

Pursuant to the Amendment, the Company added an additional senior secured term loan facility in the aggregate principal amount of up to $400.0 million (the “Term Loan B”) to the Credit Agreement. Proceeds from the Term Loan B may be used, as the Company may determine, to repay revolving loans under the Credit Agreement and to repay the Convertible Notes or to settle, in whole or in part, the warrant transactions described above. The Term Loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At December 31, 2014, the interest rate on the Term Loan B was LIBOR plus 3.0%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million, commencing on September 30, 2014, with the balance due at maturity. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, the Company drew down on the Term Loan B in full.

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

3.75% Convertible Senior Notes

In 2009, the Company issued $360 million of the Convertible Notes. Prior to their October 1, 2014 maturity, the Convertible Notes were convertible, at the holder’s option, into shares of the Company’s common stock, at an adjusted conversion rate of 47.9789 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $20.84 per share.

The Company accounts for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate. Accordingly, the Company recorded a debt discount and corresponding increase to additional paid-in capital of $68.0 million as of the date of issuance. The Company amortized the debt discount utilizing the effective interest method over the life of the Convertible Notes, which increased the effective interest rate of the Convertible Notes from its coupon rate of 3.75% to 8.43%. During 2014, 2013 and 2012, the Company incurred cash interest expense of $7.3 million, $12.4 million and $13.5 million, respectively, relating to the interest coupon on the Convertible Notes and non-cash interest expense of $8.7 million, $13.8 million and $13.8 million, respectively, related to the amortization of the debt discount on the Convertible Notes.

In July 2013, the Company settled the repurchase of and subsequently cancelled $54.7 million of its Convertible Notes in private transactions for aggregate consideration of $98.6 million, which was funded by borrowings under the Company’s revolving credit facility. In connection with the repurchase, the Company entered into agreements with the note hedge counterparties to proportionately reduce the number of outstanding Purchased Options (as defined below) and warrants. In consideration for the agreements, the counterparties paid the Company approximately 0.2 million shares of the Company’s common stock, which were subsequently cancelled by the Company. In addition, in July 2013, the Company settled $1.2 million of Convertible Notes that were converted by a holder. As a result of these transactions, the Company recorded a loss on extinguishment of debt of approximately $4.2 million during 2013. In addition, as the Company accounts for the liability (debt) and the equity (conversion option) components of the Convertible Notes as discussed above, the Company recorded a $37.7 million reduction in stockholders’ equity during 2013.

In April 2014, the Company settled the repurchase of and subsequently cancelled $56.3 million of its Convertible Notes in private transactions for aggregate consideration of $120.2 million, which was funded by cash on hand and borrowings under the Company’s revolving credit facility. In connection with the repurchase, the Company entered into agreements with the note hedge counterparties to proportionately reduce the number of outstanding Purchased Options (as defined below) and warrants. In consideration for the reduction, the counterparties paid the Company approximately $9.2 million. In addition, in June 2014, the Company settled the conversion of $15.3 million of Convertible Notes that were converted by holders by paying cash for the underlying principal and shares of the Company’s common stock for the conversion spread. The Company received and cancelled an equal number of shares of its common stock upon exercise of the Purchased Options (as defined below). As a result of these transactions, the Company recorded a loss on extinguishment of debt of $2.1 million during 2014. In addition, as the Company accounts for the liability (debt) and the equity (conversion option) components of the Convertible Notes as discussed above, the Company recorded a $52.0 million reduction in stockholders’ equity during 2014.

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

Concurrently with the offering of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The Purchased Options entitled the Company to purchase shares of the Company’s common stock. In connection with the conversion and maturity of the Convertible Notes on October 1, 2014, as discussed above, the Purchased Options were settled in shares delivered to the Company equal to the number of shares issued in the Convertible Note settlement. These shares received by the Company were subsequently cancelled.

Separately and concurrently with entering into the Purchased Options, the Company also entered into warrant transactions whereby it sold common stock purchase warrants to each of the hedge counterparties. The warrants entitle the counterparties to purchase shares of the Company’s common stock. At separate times during 2014, the Company modified agreements with three of the note hedge counterparties to cash settle a total of 7.2 million warrants. As the modifications required the warrants to be cash settled, the fair value of the warrants was reclassified from stockholders’ equity to a derivative liability on the modification dates, resulting in a $159.0 million deduction to additional paid-in-capital during 2014. The Company settled these repurchases for total consideration of $173.4 million and recorded an $11.6 million loss during 2014 on the change in the fair value of the derivative liabilities between their modification and settlement dates, which is included in other gains and losses, net in the accompanying consolidated statement of operations.

Pursuant to December 2014 agreements with two of the note hedge counterparties, in the first quarter of 2015, the Company intends to cash settle the remaining 4.7 million warrants in the same manner as described above. Accordingly, the fair value of the warrants was reclassified from stockholders’ equity to a derivative liability on the modification date, resulting in a $145.4 million deduction to additional paid-in-capital during 2014. The change in the fair value of the derivative liability from the modification date through December 31, 2014 was a gain of $7.1 million and is included in other gains and losses, net in the accompanying consolidated statement of operations. The total consideration to be paid by the Company will be determined when the repurchase transaction settles in the first quarter of 2015. Pursuant to these agreements, the Company settled 0.1 million warrants during December 2014 for total consideration of $4.1 million.

5% Senior Notes

On April 3, 2013, the Operating Partnership and Finco completed the private placement of $350.0 million in aggregate principal amount of senior notes due 2021 (the “5% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the $1 billion credit facility. The 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association, as trustee. The 5% Senior Notes have a maturity date of April 15, 2021 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness and senior in right of payment to future subordinated indebtedness, if any. The 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The 5% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the 5% Senior Notes. The issuing subsidiaries may redeem the 5% Senior Notes on or before April 16, 2016, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date plus a make-whole redemption premium. The 5% Senior Notes will be redeemable, in whole or in part, at any time on or after April 15, 2016 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.75%, 102.50%, 101.25%, and 100.00% beginning on April 15, 2016, 2017, 2018 and 2019, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

In connection with the issuance of the 5% Senior Notes, the Company completed a registered offer to exchange the 5% Senior Notes for registered notes with substantially identical terms as the 5% Senior Notes in November 2013.

6. Stock Plans

The Company’s Amended and Restated 2006 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to its directors, employees and consultants. At December 31, 2014, approximately 4.4 million shares of common stock remained available for issuance pursuant to future grants of awards under the 2006 Plan (with a limit of approximately 0.9 million shares available for awards other than stock options or stock appreciation rights).

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

The Company granted no options during 2014 or 2013. The weighted average for key assumptions used in determining the fair value of options granted in 2012 are as follows:

Expected volatility	70.6%
Weighted-average expected volatility	70.6%
Expected dividends	—
Expected term (in years)	5.2
Risk-free rate	0.9%

A summary of stock option activity under the Company’s equity incentive plans as of December 31, 2014 and changes during the year ended December 31, 2014 is presented below:

		Weighted
		Average
	Number of	Exercise
Stock Options	Shares	Price
Outstanding at January 1, 2014	872,049	$25.99
Granted	—	—
Exercised	(572,337)	23.56
Canceled	(17,410)	45.25

Outstanding at December 31, 2014	282,302	30.88

Exercisable at December 31, 2014	153,289	35.58

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2014 was 3.9 and 1.5 years, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2014 was $6.4 million and $2.8 million, respectively. The weighted-average grant-date fair value of options granted during 2012 was $14.34. The total intrinsic value of options exercised during 2014, 2013, and 2012 was $13.0 million, $4.3 million, and $21.5 million, respectively.

The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to employees vest one to four years from the date of grant, and Restricted Stock Awards granted to non-employee directors vest after one year from the date of grant, unless the recipient chooses to defer the vesting for a period of time. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company generally records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. The weighted-average grant-date fair value of Restricted Stock Awards granted during 2014, 2013, and 2012 was $41.61, $43.56, and $33.57, respectively.

A summary of the status of the Company’s Restricted Stock Awards as of December 31, 2014 and changes during the year ended December 31, 2014, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Awards	Shares	Fair Value
Nonvested shares at January 1, 2014	610,227	$34.20
Granted	155,478	41.61
Vested	(166,435)	31.54
Canceled	(9,407)	41.47

Nonvested shares at December 31, 2014	589,863	36.61

The fair value of all Restricted Stock Awards that vested during 2014, 2013 and 2012 was $7.0 million, $3.2 million and $15.6 million, respectively.

As of December 31, 2014, there was $7.9 million of total unrecognized compensation cost related to stock options and restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans, including the reversal of compensation costs discussed above, was $5.8 million, $11.6 million, and $9.0 million for 2014, 2013, and 2012, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $1.9 million, $3.0 million, and $3.2 million for 2014, 2013, and 2012, respectively.

Cash received from option exercises under all stock-based employee compensation arrangements for 2014, 2013, and 2012 was $6.9 million, $5.2 million, and $25.1 million, respectively. The actual tax benefit realized from exercise, vesting or cancellation of the stock-based employee compensation arrangements during 2014, 2013, and 2012 totaled $3.2 million, $1.0 million, and $5.2 million, respectively, and is reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity or as a reduction to deferred tax liabilities in the accompanying consolidated balance sheets.

7. Retirement Plans

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

The following table sets forth the funded status at December 31 (amounts in thousands):

	2014	2013
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$80,901	$96,384
Interest cost	3,577	3,376
Actuarial (gain) loss	14,458	(11,560)
Benefits paid	(4,823)	(7,299)

Benefit obligation at end of year	94,113	80,901

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	74,976	69,611
Actual return on plan assets	3,238	11,044
Employer contributions	1,869	1,620
Benefits paid	(4,823)	(7,299)

Fair value of plan assets at end of year	75,260	74,976

Funded status and accrued pension cost	$(18,853)	$(5,925)

Net periodic pension (income) expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2014	2013	2012

Interest cost	$3,577	$3,376	$3,655
Expected return on plan assets	(5,597)	(5,197)	(4,808)
Recognized net actuarial loss	470	839	3,611
Net settlement loss	—	1,878	1,960

Total net periodic pension (income) expense	$(1,550)	$896	$4,418

Assumptions

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2014	2013	2012

Discount rate	3.66%	4.49%	3.60%
Rate of compensation increase	N/A	N/A	N/A
Measurement date	12/31/2014	12/31/2013	12/31/2012

The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2014	2013	2012

Discount rate	4.49%	3.85%	3.98%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Measurement date	12/31/2014	12/31/2013	12/31/2012

The rate of increase in future compensation levels was not applicable for any reported years due to the Company amending the plan to freeze the cash balance benefit as described above.

The Company determines the overall expected long-term rate of return on plan assets based on its estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, the Company assesses the rates of return on each targeted allocation of plan assets, return premiums generated by portfolio management, and advice from its third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns based on fair value, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and expense.

Plan Assets

The plan’s overall strategy is to achieve a rate of return necessary to fund benefit payments by utilizing a variety of asset types, investment strategies and investment managers. The plan seeks to achieve a real long-term rate of return over inflation resulting from income, capital gains, or both, which assists the plan in meeting its long-term objectives.

The long-term target allocations for the plan’s assets are managed dynamically according to a sliding scale correlating with the funded status of the plan. As the plan’s funded status increases, allocations are moved away from equity securities toward fixed income securities. Equity securities primarily include large cap and mid cap companies. Fixed income securities primarily include corporate bonds of companies in diversified industries, mortgage-backed securities and U.S. Treasuries. Investments in hedge funds and private equity funds are not held by the plan.

The allocation of the defined benefit pension plan’s assets as of the respective measurement date for each year, by asset class, are as follows (amounts in thousands):

Asset Class	2014	2013

Cash	$19,009	$698
Equity securities
U.S. Large Cap (a)	15,328	26,815
U.S. Mid Cap (a)	5,495	10,144
International (b)	4,929	8,545
Core fixed income (c)	22,834	21,317
High-yield fixed income (d)	7,665	7,457

Total	$75,260	$74,976

(a)	Consists of actively-managed domestic equity mutual funds. Underlying holdings are diversified by sector and industry.
(b)	Consists of an actively-managed international equity mutual fund. Underlying holdings are diversified by country, sector and industry. The fund may invest a portion of its assets in emerging markets, which entails additional risk.

(c)	Consists of an actively-managed fixed income mutual fund. The fund predominantly invests in investment-grade bonds of U.S. issuers from diverse sectors and industries. The fund also invests in government-backed debt. The fund can invest a portion of its assets in below-investment grade debt and non-U.S. debt, which entails additional risk.
(d)	Consists of actively-managed high-yield fixed income mutual funds. The funds invest in investment grade and below-investment grade bonds, with a focus on below-investment grade bonds of U.S. issuers. Underlying holdings are diversified by sector and industry. The funds can invest a portion of its assets in the debt of non-U.S. issuers, which entails additional risk.

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

Expected Contributions and Benefit Payments

The Company does not expect to be required to contribute to its defined benefit pension plan in 2015. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2015	$4,291
2016	3,967
2017	4,239
2018	4,948
2019	5,634
2020 - 2024	27,831

Other Information

The Company also maintains non-qualified retirement plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2014, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $16.2 million.

The Company’s accrued cost related to its qualified and non-qualified retirement plans of $35.1 million and $19.9 million at December 31, 2014 and 2013, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The (increase) decrease in the deferred net loss related to the Company’s retirement plans during 2014, 2013 and 2012 resulted in a (decrease) increase in equity of $(16.1) million, $14.7 million and $1.9 million, respectively, net of taxes of $2.6 million, $7.1 million and $1.1 million, respectively. Each of these adjustments to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.

The net gain (loss) recognized in other comprehensive income for the years ended December 31, 2014 and 2013 was $(18.7) million and $21.8 million, respectively. Included in accumulated other comprehensive loss at December 31, 2014 and 2013 are unrecognized actuarial losses of $44.4 million and $25.8 million ($31.8 million and $15.8 million net of tax), respectively, that have not yet been recognized in net periodic pension expense. Net losses are amortized into net periodic pension expense based on a corridor approach based on the life expectancy of plan participants expected to receive benefits. The estimated actuarial loss for the retirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net periodic pension expense over the next fiscal year is $1.2 million.

The Company also has contributory retirement savings plans in which substantially all employees are eligible to participate. The Company contribution is 100% of the amount of the employee’s contribution, up to 4% of the employee’s salary. In addition, the Company may contribute up to 2% of the employee’s salary, based upon the Company’s financial performance. Company contributions under the retirement savings plans were $0.3 million, $0.5 million, and $4.7 million for 2014, 2013 and 2012, respectively.

In addition, the Company maintains a non-qualified contributory deferred compensation plan that allows for certain highly compensated employees to defer a portion of their eligible compensation until a later date. The plan is considered an unfunded and unsecured plan for IRS and Employee Retirement Income Security Act (“ERISA”) purposes, but the Company has set up a separate trust in which the plan’s assets are held. The trust maintains individual accounts for each participant, but the plan’s assets held in the trust are considered general assets of the Company and are available to satisfy the claims of general creditors in the event of a bankruptcy. The plan allows for the Company to make matching contributions up to 4% of the employee’s salary, reduced by the amount of matching contributions made to the retirement savings plan described above. Company contributions under the deferred compensation plan were $0.1 million, $0.2 million, and $0.7 million for 2014, 2013 and 2012, respectively.

8. Postretirement Benefits Other than Pensions

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

In connection with the Company’s transition to a REIT, the Company changed the benefits that will be available to retirees as of January 1, 2013. As a result of this amendment, the Company’s benefit obligation decreased $2.8 million during 2013.

The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2014	2013
Benefit obligation at beginning of year	$5,848	$8,747
Interest cost	221	194
Actuarial loss	939	319
Amendments	—	(2,828)
Benefits paid	(316)	(584)

Benefit obligation at end of year	$6,692	$5,848

Net postretirement benefit (income) expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2014	2013	2012
Service cost	$—	$—	$42
Interest cost	221	194	790
Amortization of net actuarial loss	445	477	491
Amortization of prior service credit	(1,314)	(1,331)	(682)
Curtailment gain	—	—	(310)

Net postretirement benefit (income) expense	$(648)	$(660)	$331

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2014	2013	2012
Discount rate	3.32%	3.94%	3.08%
Measurement date	12/31/2014	12/31/2013	12/31/2012

The weighted-average assumptions used to determine the net postretirement benefit expense for years ended December 31 are as follows:

	2014	2013	2012
Discount rate	3.94%	3.08%	3.92%
Measurement date	12/31/2014	12/31/2013	12/31/2012

The Company expects to contribute $0.6 million to the plan in 2015. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2015	$620
2016	594
2017	569
2018	531
2019	507
2020-2024	2,098

The net loss, amortization of net loss, and amortization of prior service credit recognized in other comprehensive income for 2014 was $0.9 million, $0.4 million, and $1.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2014 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $6.8 million ($4.1 million net of tax) and unrecognized prior service credits of $16.4 million ($9.9 million net of tax). The net loss, amortization of net loss, and amortization of prior service credit recognized in other comprehensive income for 2013 was $0.3 million, $0.5 million, and $1.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2013 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $6.3 million ($3.9 million net of tax) and unrecognized prior service credits of $17.7 million ($10.8 million net of tax). The net loss and prior service credit for the postretirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net postretirement benefit expense over the next fiscal year is $0.5 million and $1.3 million, respectively.

The Company amended the plans effective December 31, 2001 such that only retirees currently receiving benefits under the plans and active employees whose age plus years of service total at least 60 and who have at least 10 years of service as of December 31, 2001 remain eligible.

9. Stockholders’ Equity

Dividends

During 2014, the Company’s board of directors declared quarterly dividends of $0.55 per share of common stock ($2.20 per share of common stock for the full year), or an aggregate of $112.0 million in cash.

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

To maintain its qualification as a REIT for federal income tax purposes, the Company must distribute at least 90% of its REIT taxable income each year. The Company’s board of directors has approved the Company’s current dividend policy pursuant to which the Company plans to pay a quarterly cash dividend to stockholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by the Company) less maintenance capital expenditures or 100% of REIT taxable income on an annual basis, whichever is greater. The declaration, timing and amount of dividends will be determined by future action of the Company’s board of directors. The dividend policy may be altered at any time by the Company’s board of directors.

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

Accumulated Other Comprehensive Loss

The Company’s balance in accumulated other comprehensive loss is composed of amounts related to the Company’s minimum pension liability. Changes in accumulated other comprehensive loss consisted of the following (amounts in thousands):

Balance, December 31, 2011	$(36,031)
Unrealized gains arising during period	14,451
Amounts reclassified from accumulated other comprehensive loss	3,601
Income tax expense	(6,624)

Net other comprehensive income	11,428

Balance, December 31, 2012	$(24,603)

Unrealized gains arising during period	23,172
Amounts reclassified from accumulated other comprehensive loss	204
Income tax expense	(7,892)

Net other comprehensive income	15,484

Balance, December 31, 2013	$(9,119)

Unrealized losses arising during period	(20,231)
Amounts reclassified from accumulated other comprehensive income	(235)
Income tax expense	3,254

Net other comprehensive loss	(17,212)

Balance, December 31, 2014	$(26,331)

Amounts reclassified from accumulated comprehensive (income) loss related to the Company’s minimum pension liability are presented in the accompanying consolidated statements of operations as follows (amounts in thousands):

	2014	2013	2012

Other hotel expenses	$(309)	$(119)	$1,642
Opry and Attractions operating expenses	(24)	21	413
Corporate operating expenses	98	302	1,546

	$(235)	$204	$3,601

10. Income Taxes

The Company has elected to be taxed as a REIT effective January 1, 2013, pursuant to the U.S. Internal Revenue Code of 1986, as amended. As a REIT, generally the Company will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that it distributes to its stockholders. The Company will, however, be subject to corporate income taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2013) that result from gains on certain assets. In addition, the Company will continue to be required to pay federal and state corporate income taxes on earnings of its TRSs.

The benefit for income taxes for continuing operations consists of the following (amounts in thousands):

	2014	2013	2012
CURRENT:
Federal	$(2,071)	$4,528	$(5,622)
State	(2,339)	(1,396)	(1,449)

Total current (provision) benefit	(4,410)	3,132	(7,071)

DEFERRED:
Federal	2,588	84,918	7,415
State	3,289	4,612	1,690

Total deferred benefit	5,877	89,530	9,105

Total benefit for income taxes	$1,467	$92,662	$2,034

The Company is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. The taxability of distributions to stockholders is determined by the Company’s earnings and profits, which differs from net income reported for financial reporting purposes. The estimated taxability of cash distributions to common shareholders is as follows (per common share):

	2014	2013
Ordinary income	$2.30	$1.39
Capital gains	0.17	0.02
Return of capital	—	0.09

	$2.47	$1.50

The differences between the income tax (provision) benefit calculated at the statutory U.S. federal income tax rate of 35% and the actual income tax benefit recorded for continuing operations are as follows (amounts in thousands):

	2014	2013	2012
Statutory federal income tax (provision) benefit	$(43,750)	$(9,035)	$10,034
Adjustment for nontaxable income of the REIT	44,701	32,642	—
State taxes (net of federal tax benefit and change in valuation allowance)	950	3,216	(523)
Permanent items	(160)	1,092	(384)
Nondeductible compensation	—	—	(2,319)
Nondeductible transaction costs	—	—	(6,632)
Federal tax credits	112	—	542
Federal valuation allowance	(853)	(3,509)	884
Unrecognized tax benefits	—	6,261	432
REIT conversion	—	62,063	—
Other	467	(68)	—

	$1,467	$92,662	$2,034

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

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2014	2013
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$22,023	$20,371
Defined benefit plan	7,285	2,305
Deferred management rights proceeds	70,887	72,125
Rent escalation	147	137
Federal and State net operating loss carryforwards	47,156	43,069
Tax credits and other carryforwards	1,016	2,073
Other assets	7,806	10,290

Total deferred tax assets	156,320	150,370
Valuation allowance	(98,445)	(97,641)

Total deferred tax assets, net of valuation allowance	57,875	52,729

DEFERRED TAX LIABILITIES:
Property and equipment, net	68,047	71,700
Goodwill and other intangibles	1,727	2,650
Other liabilities	2,385	1,496

Total deferred tax liabilities	72,159	75,846

Net deferred tax liabilities	$14,284	$23,117

Federal net operating loss carryforwards at December 31, 2014 totaled $64.3 million, resulting in a deferred tax benefit of $22.5 million, which will begin to expire in 2032. Federal credit carryforwards at December 31, 2014 totaled $0.3 million, and will not expire. Charitable contribution carryforwards at December 31, 2014 totaled $2.5 million, resulting in a deferred tax benefit of $0.4 million, which will begin to expire in 2015. The use of certain federal net operating losses, credits and other deferred tax assets are limited to the Company’s future taxable earnings. As a result, a valuation allowance has been provided for certain federal deferred tax assets. The valuation allowance related to federal deferred tax assets increased (decreased) $4.3 million, $60.3 million and $(0.5) million in 2014, 2013 and 2012, respectively. The 2013 increase in the valuation allowance includes the revaluation of the deferred tax assets of the TRSs due to the REIT conversion. State net operating loss carryforwards at December 31, 2014 totaled $479.3 million, resulting in a deferred tax benefit of $24.6 million, which will expire between 2015 and 2034. The use of certain state net operating losses, credits and other state deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The valuation allowance related to state deferred tax assets increased (decreased) $(3.5) million, $19.0 million and $(0.3) million in 2014, 2013 and 2012, respectively. Management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

The Company has concluded IRS examinations through the 2010 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2010. However, the Company has net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company has not been notified of any federal or state income tax examinations.

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

As of December 31, 2014, the Company had no unrecognized tax benefits. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	2014	2013	2012
Unrecognized tax benefits at beginning of year	$—	$13,162	$14,141
Additions based on tax positions related to the current year	—	—	7
Reductions for tax positions of prior years	—	—	(222)
Reductions due to settlements with taxing authorities	—	(12,327)	—
Reductions due to expiration of certain statute of limitations	—	(835)	(764)

Unrecognized tax benefits at end of year	$—	$—	$13,162

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $(2.2) million and $0.2 million of interest and no penalties related to uncertain tax positions in the accompanying consolidated statements of operations for 2013 and 2012, respectively. As of December 31, 2014 and 2013, the Company has accrued no interest or penalties related to uncertain tax positions.

11. Commitments and Contingencies

Capital Leases

In the accompanying consolidated balance sheets, the following amounts of assets under capitalized lease agreements are included as shown and the related obligations are included in debt (amounts in thousands):

	2014	2013
Property and equipment	$4,367	$3,736
Prepaid expenses and other assets	130	130
Accumulated depreciation	(2,584)	(2,377)

Net assets under capital leases	$1,913	$1,489

Operating Leases

Rental expense for operating leases was $14.7 million, $14.1 million, and $16.2 million for 2014, 2013 and 2012, respectively. Non-cash lease expense for 2014, 2013, and 2012 was $5.5 million, $5.6 million and $5.7 million, respectively, as discussed below.

Future minimum cash lease commitments under all non-cancelable leases in effect at December 31, 2014 are as follows (amounts in thousands):

	Capital	Operating
	Leases	Leases
2015	$409	$5,097
2016	46	4,704
2017	46	4,279
2018	46	4,348
2019	46	4,579
Years thereafter	842	604,801

Total minimum lease payments	1,435	$627,808

Less amount representing interest	(380)

Total present value of minimum payments	1,055
Less current portion of obligations	(377)

Long-term obligations	$678

The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires the Company to make annual base lease payments, which were approximately $3.8 million in 2014. The lease agreement provides for an annual 3% escalation of base rent. The terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual base lease expense of approximately $9.4 million for 2014, 2013, and 2012. This rent included approximately $5.5 million, $5.6 million, and $5.7 million of non-cash expenses during 2014, 2013, and 2012, respectively. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rental expense based upon net revenues associated with the Gaylord Palms operations. The Company recorded $2.0 million, $1.9 million, and $2.0 million of contingent rental expense related to the Gaylord Palms in 2014, 2013, and 2012, respectively.

Other Commitments and Contingencies

As discussed in Note 7, the Company’s qualified retirement plan incurred increased lump-sum distributions during 2013, partially due to the transfer of a large number of the retirement plan participants at Gaylord Opryland to Marriott in connection with the REIT conversion, which resulted in an increase in the number of participants eligible for distributions. In 2013, the Pension Benefit Guaranty Corporation (“PBGC”) notified the Company that due to a purported cessation of management operations at the Company as a result of the management transition to Marriott, the Company may be required, pursuant to §4062(e) of ERISA, to take certain actions regarding the plan, including possibly accelerating funding or providing security for future plan liabilities. The Company responded to the PBGC, stating the reasons that it does not believe that the Company’s REIT conversion represents a cessation of management operations, and contesting any liability vigorously. The PBGC, which had indicated that it did not agree with the Company’s position, had previously announced a moratorium on this type of enforcement action through December 31, 2014.

On December 16, 2014, the 2015 Federal Consolidated and Further Continuing Omnibus Appropriations Act (the “Appropriations Act”) became law. The Appropriations Act included provisions amending the applicability of ERISA §4062(e) to certain business transactions and modifying the enforcement mechanisms available to the PBGC in the event that ERISA §4062(e) did apply. Based on the advice of its professional advisors, the Company believes that the provisions of the Appropriations Act eliminates any basis for any PBGC enforcement action under ERISA §4062(e) as a result of the purported cessation of management operations at Gaylord Opryland in connection with the REIT conversion.

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

At December 31, 2014 and 2013, the Company held certain assets, and at December 31, 2014, the Company held certain liabilities, that are required to be measured at fair value on a recurring basis. These included investments held in connection with the Company’s non-qualified contributory deferred compensation plan and liabilities associated with the outstanding common stock warrants associated with the Convertible Notes discussed in Note 5.

The investments held by the Company in connection with its deferred compensation plan consist of mutual funds traded in an active market. See Note 7 for further information on the Company’s deferred compensation plan. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.

As discussed in Note 5, in the first quarter of 2015, the Company intends to cash settle 4.7 million common stock warrants associated with its Convertible Notes, which have been classified as a derivative liability in the accompanying consolidated balance sheet as of December 31, 2014. The Company determined the fair value of these warrants based on the Company’s closing stock price at December 31, 2014 and a pricing grid provided by the counterparties to the warrants that was based on observable inputs. Therefore, the Company has categorized this liability as Level 2.

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

The Company had no liabilities required to be measured at fair value at December 31, 2013. The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, were as follows (in thousands):

	December 31, 2014	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$19,712	$19,712	$—	$—

Total assets measured at fair value	$19,712	$19,712	$—	$—

Warrant liability	$134,477	$—	$134,477	$—

Total liabilities measured at fair value	$134,477	$—	$134,477	$—

	December 31, 2013	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$18,883	$18,883	$—	$—

Total assets measured at fair value	$18,883	$18,883	$—	$—

The remainder of the assets and liabilities held by the Company at December 31, 2014 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 4, in connection with the development of Gaylord National, the Company received a series A Bond and a Series B Bond from Prince George’s County, Maryland which had aggregate carrying values of $87.0 million and $62.6 million, respectively, as of December 31, 2014. The fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximates carrying value as of December 31, 2014. The fair value of the Series B Bond, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the note, which the Company considers as Level 3, was approximately $44 million as of December 31, 2014. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired as of December 31, 2014.

The carrying amount of short-term financial instruments (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.

13. Financial Reporting By Business Segments

The Company’s continuing operations are organized into the following principal business segments:

•	Hospitality, which includes Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland and the AC Hotel;

•	Opry and Attractions, which includes the Grand Ole Opry, WSM-AM, and the Company’s Nashville-based attractions; and

•	Corporate and Other, which includes the Company’s corporate expenses.

The following information (amounts in thousands) is derived directly from the segments’ internal financial reports used for corporate management purposes.

	2014	2013	2012
REVENUES:
Hospitality	$954,166	$878,509	$916,041
Opry and Attractions	86,825	76,053	70,553
Corporate and Other	—	—	—

Total revenues	$1,040,991	$954,562	$986,594

DEPRECIATION AND AMORTIZATION:
Hospitality	$103,422	$103,147	$107,343
Opry and Attractions	5,258	5,368	5,119
Corporate and Other	3,598	8,013	18,229

Total depreciation and amortization	$112,278	$116,528	$130,691

OPERATING INCOME (LOSS):
Hospitality	$162,535	$121,556	$150,210
Opry and Attractions	21,752	14,157	13,305
Corporate and Other	(31,171)	(34,305)	(65,107)
REIT conversion costs	—	(22,190)	(101,964)
Casualty loss	—	(54)	(858)
Preopening costs	(11)	—	(340)
Impairment and other charges	—	(2,976)	—

Total operating income (loss)	153,105	76,188	(4,754)

Interest expense, net of amounts capitalized	(61,447)	(60,916)	(58,582)
Interest income	12,075	12,267	12,307
Income from unconsolidated companies	—	10	109
Loss on extinguishment of debt	(2,148)	(4,181)	—
Other gains and (losses)	23,415	2,447	22,251

Income (loss) before income taxes and discontinued operations	$125,000	$25,815	$(28,669)

	December 31,	December 31,
	2014	2013
IDENTIFIABLE ASSETS:
Hospitality	$2,207,043	$2,237,888
Opry and Attractions	80,127	79,770
Corporate and Other	125,827	106,689
Discontinued operations	149	282

Total identifiable assets	$2,413,146	$2,424,629

The following table represents the capital expenditures by segment for the years ended December 31 (amounts in thousands):

	2014	2013	2012
CAPITAL EXPENDITURES:
Hospitality	$46,440	$32,266	$73,170
Opry and Attractions	4,760	2,688	7,347
Corporate and other	7,177	2,005	14,716

Total capital expenditures	$58,377	$36,959	$95,233

14. Quarterly Financial Information (Unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended December 31, 2014 and 2013 (amounts in thousands, except per share data).

The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$246,451	$257,913	$245,015	$291,612
Depreciation and amortization	28,003	28,232	28,033	28,010
Operating income	32,797	47,486	29,083	43,739
Income before income taxes and discontinued operations	20,158	28,555	14,654	61,633
(Provision) benefit for income taxes	484	(576)	463	1,096
Income from continuing operations	20,642	27,979	15,117	62,729
Income (loss) from discontinued operations, net of taxes	11	12	13	(51)
Net income	20,653	27,991	15,130	62,678
Net income available to common stockholders	20,653	23,039	15,130	62,213
Net income per share	0.41	0.45	0.30	1.22
Net income per share - assuming dilution	0.32	0.38	0.25	1.21

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$222,113	$245,183	$221,196	$266,070
Depreciation and amortization	32,009	29,054	27,916	27,549
Operating income (loss)	(2,244)	28,903	19,803	29,726
Income (loss) before income taxes and discontinued operations	(12,522)	14,584	5,783	17,970
Benefit for income taxes	66,292	1,784	12,450	12,136
Income from continuing operations	53,770	16,368	18,233	30,106
Income (loss) from discontinued operations, net of taxes	10	11	(202)	56
Net income	53,780	16,379	18,031	30,162
Net income available to common stockholders	53,780	11,510	18,031	30,162
Net income per share	1.03	0.22	0.36	0.60
Net income per share — assuming dilution	0.81	0.18	0.30	0.48

During the second quarter of 2014, the Company recorded a loss on extinguishment of debt of approximately $2.1 million related to the repurchase and conversion of a portion of its outstanding Convertible Notes.

During the second quarter of 2014, the Company entered into agreements with its note hedge counterparties to proportionately reduce the number of Purchased Options and the warrants as described in Note 5. In addition, the Company modified the agreements with two of the note hedge counterparties to cash settle a portion of the warrants as described in Note 5. Each of these agreements were considered modifications to Purchased Options and warrants (as applicable), and based on the agreements, the Company recognized a charge of $5.0 million, which is recorded as an increase to accumulated deficit and derivative liabilities, net in the accompanying consolidated financial statements. This charge also represents a deduction from net income in calculating net income available to common stockholders and earnings per share available to common stockholders.

During the fourth quarter of 2014, the Company sold to an affiliate of the Peterson Companies all of its rights in a letter of intent to which it is a party with the Peterson Companies, which entitled the Company to a portion of such party’s economic interest in the income from the land underlying the new MGM casino project at National Harbor. The Company will receive $26.1 million over three years in exchange for its contractual rights, which is included in other gains and losses, net in the accompanying consolidated statement of operations.

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

During the second quarter of 2013, the Company entered into agreements with its note hedge counterparties to proportionately reduce the number of Purchased Options and the warrants as described in Note 5. These agreements were considered modifications to the Purchased Options and the warrants, and based on the terms of the agreements, the Company recognized a charge of $4.9 million, which is recorded as an increase to accumulated deficit and additional paid-in-capital in the accompanying consolidated balance sheets. This charge also represents a deduction from net income in calculating net income available to common stockholders and earnings per share available to common stockholders.

During the third quarter of 2013, the Company recorded a loss on extinguishment of debt of approximately $4.2 million related to the repurchase and conversion of a portion of its outstanding Convertible Notes.

15. Information Concerning Guarantor and Non-Guarantor Subsidiaries

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

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS:
Property and equipment, net of accumulated depreciation	$6,574	$—	$1,691,996	$337,691	$—	$2,036,261
Cash and cash equivalents - unrestricted	392	1,001	36	74,979	—	76,408
Cash and cash equivalents - restricted	—	—	—	17,410	—	17,410
Notes receivable	—	—	—	149,612	—	149,612
Trade receivables, less allowance	—	—	—	45,188	—	45,188
Deferred financing costs	—	21,646	—	—	—	21,646
Prepaid expenses and other assets	16,908	33	75,335	50,713	(76,368)	66,621
Intercompany receivables, net	—	219,772	1,073,805	—	(1,293,577)	—
Investments	1,587,425	2,767,163	526,645	695,896	(5,577,129)	—

Total assets	$1,611,299	$3,009,615	$3,367,817	$1,371,489	$(6,947,074)	$2,413,146

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,340,500	$—	$1,055	$—	$1,341,555
Accounts payable and accrued liabilities	36	7,248	216	235,999	(76,651)	166,848
Deferred income tax liabilities, net	7,258	—	616	6,410	—	14,284
Deferred management rights proceeds	—	—	—	183,423	—	183,423
Dividends payable	29,133	—	—	—	—	29,133
Derivative liabilities	134,477	—	—	—	—	134,477
Other liabilities	—	—	79,382	62,354	283	142,019
Intercompany payables, net	1,038,988	—	—	254,589	(1,293,577)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	510	1	1	2,387	(2,389)	510
Additional paid-in-capital	882,193	1,741,705	2,803,719	1,183,941	(5,729,365)	882,193
Treasury stock	(8,002)	—	—	—	—	(8,002)
Accumulated deficit	(446,963)	(79,839)	483,883	(532,338)	128,294	(446,963)
Accumulated other comprehensive loss	(26,331)	—	—	(26,331)	26,331	(26,331)

Total stockholders’ equity	401,407	1,661,867	3,287,603	627,659	(5,577,129)	401,407

Total liabilities and stockholders’ equity	$1,611,299	$3,009,615	$3,367,817	$1,371,489	$(6,947,074)	$2,413,146

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,751,479	$316,518	$—	$2,067,997
Cash and cash equivalents - unrestricted	—	714	—	60,865	—	61,579
Cash and cash equivalents - restricted	—	—	—	20,169	—	20,169
Notes receivable	—	—	—	148,350	—	148,350
Trade receivables, less allowance	—	—	—	51,796	(14)	51,782
Deferred financing costs	—	19,306	—	—	—	19,306
Prepaid expenses and other assets	—	3	227,608	58,267	(230,432)	55,446
Intercompany receivables, net	90,184	—	697,908	172,064	(960,156)	—
Investments	1,727,143	2,767,163	526,644	436,828	(5,457,778)	—

Total assets	$1,817,327	$2,787,186	$3,203,639	$1,264,857	$(6,648,380)	$2,424,629

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$293,962	$859,500	$—	$958	$—	$1,154,420
Accounts payable and accrued liabilities	(14)	8,164	1,470	378,448	(230,729)	157,339
Deferred income tax liabilities, net	6,528	(15)	654	15,950	—	23,117
Deferred management rights proceeds	—	—	—	186,346	—	186,346
Dividends payable	25,780	—	—	—	—	25,780
Other liabilities	—	—	73,673	45,976	283	119,932
Intercompany payables, net	733,376	211,925	14,855	—	(960,156)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	505	1	1	2,387	(2,389)	505
Additional paid-in-capital	1,228,845	1,741,704	2,803,623	1,184,038	(5,729,365)	1,228,845
Treasury stock	(7,766)	—	—	—	—	(7,766)
Accumulated deficit	(454,770)	(34,093)	309,363	(540,127)	264,857	(454,770)
Accumulated other comprehensive loss	(9,119)	—	—	(9,119)	9,119	(9,119)

Total stockholders’ equity	757,695	1,707,612	3,112,987	637,179	(5,457,778)	757,695

Total liabilities and stockholders’ equity	$1,817,327	$2,787,186	$3,203,639	$1,264,857	$(6,648,380)	$2,424,629

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$384,185	$—	$384,185
Food and beverage	—	—	—	412,061	—	412,061
Other hotel revenue	—	—	286,816	176,617	(305,513)	157,920
Opry and Attractions	331	—	—	87,433	(939)	86,825

Total revenues	331	—	286,816	1,060,296	(306,452)	1,040,991
Operating expenses:
Rooms	—	—	—	116,103	—	116,103
Food and beverage	—	—	—	248,358	—	248,358
Other hotel expenses	—	—	44,160	550,892	(287,455)	307,597
Management fees	—	—	—	16,151	—	16,151

Total hotel operating expenses	—	—	44,160	931,504	(287,455)	688,209
Opry and Attractions	—	—	—	59,747	68	59,815
Corporate	97	1,189	2	26,285	—	27,573
Corporate overhead allocation	10,561	—	8,504	—	(19,065)	—
Preopening costs	—	—	—	11	—	11
Depreciation and amortization	84	—	59,420	52,774	—	112,278

Total operating expenses	10,742	1,189	112,086	1,070,321	(306,452)	887,886

Operating income (loss)	(10,411)	(1,189)	174,730	(10,025)	—	153,105

Interest expense, net of amounts capitalized	(16,918)	(44,555)	—	26	—	(61,447)
Interest income	—	—	—	12,075	—	12,075
Loss on extinguishment of debt	(2,148)	—	—	—	—	(2,148)
Other gains and (losses), net	21,892	—	—	1,523	—	23,415

Income (loss) before income taxes and discontinued operations	(7,585)	(45,744)	174,730	3,599	—	125,000
(Provision) benefit for income taxes	(2,526)	(2)	(210)	4,205	—	1,467
Equity in subsidiaries’ earnings, net	136,563	—	—	—	(136,563)	—

Income (loss) from continuing operations	126,452	(45,746)	174,520	7,804	(136,563)	126,467
Loss from discontinued operations, net of taxes	—	—	—	(15)	—	(15)

Net income (loss)	$126,452	$(45,746)	$174,520	$7,789	$(136,563)	$126,452

Comprehensive income (loss)	$109,240	$(45,746)	$174,520	$(9,423)	$(119,351)	$109,240

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$357,313	$—	$357,313
Food and beverage	—	—	—	382,340	—	382,340
Other hotel revenue	—	—	266,971	152,802	(280,917)	138,856
Opry and Attractions	—	—	—	76,805	(752)	76,053

Total revenues	—	—	266,971	969,260	(281,669)	954,562
Operating expenses:
Rooms	—	—	—	106,849	—	106,849
Food and beverage	—	—	—	237,153	—	237,153
Other hotel expenses	—	—	44,589	517,933	(267,370)	295,152
Management fees	—	—	—	14,652	—	14,652

Total hotel operating expenses	—	—	44,589	876,587	(267,370)	653,806
Opry and Attractions	—	—	—	56,662	(134)	56,528
Corporate	12	1,751	—	24,529	—	26,292
Corporate overhead allocation	8,766	—	5,399	—	(14,165)	—
REIT conversion costs	—	—	—	22,190	—	22,190
Casualty loss	—	—	—	54	—	54
Impairment and other charges (non-REIT conversion costs)	—	—	2,537	439	—	2,976
Depreciation and amortization	—	—	59,539	56,989	—	116,528

Total operating expenses	8,778	1,751	112,064	1,037,450	(281,669)	878,374

Operating income (loss)	(8,778)	(1,751)	154,907	(68,190)	—	76,188

Interest expense, net of amounts capitalized	(28,775)	(32,092)	—	(49)	—	(60,916)
Interest income	—	—	—	12,267	—	12,267
Income from unconsolidated companies	—	—	—	10	—	10
Loss on extinguishment of debt	(4,181)	—	—	—	—	(4,181)
Other gains and (losses), net	—	—	—	2,447	—	2,447

Income (loss) before income taxes and discontinued operations	(41,734)	(33,843)	154,907	(53,515)	—	25,815
(Provision) benefit for income taxes	1,902	2,695	132,521	(44,456)	—	92,662
Equity in subsidiaries’ earnings, net	158,184	—	—	—	(158,184)	—

Income (loss) from continuing operations	118,352	(31,148)	287,428	(97,971)	(158,184)	118,477
Loss from discontinued operations, net of taxes	—	—	—	(125)	—	(125)

Net income (loss)	$118,352	$(31,148)	$287,428	$(98,096)	$(158,184)	$118,352

Comprehensive income (loss)	$133,836	$(31,148)	$287,428	$(82,612)	$(173,668)	$133,836

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2012

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$365,611	$—	$365,611
Food and beverage	—	—	—	401,252	—	401,252
Other hotel revenue	6,281	—	66,211	149,393	(72,707)	149,178
Opry and Attractions	—	—	—	71,279	(726)	70,553

Total revenues	6,281	—	66,211	987,535	(73,433)	986,594
Operating expenses:
Rooms	—	—	—	96,900	—	96,900
Food and beverage	—	—	—	242,739	—	242,739
Other hotel expenses	—	—	11,504	370,241	(67,102)	314,643
Management fees	—	—	—	4,207	—	4,207

Total hotel operating expenses	—	—	11,504	714,087	(67,102)	658,489
Opry and Attractions	—	—	—	52,208	(78)	52,130
Corporate	19,790	—	—	27,086	—	46,876
Corporate overhead allocation	—	—	—	6,253	(6,253)	—
REIT conversion costs	42,303	—	—	59,661	—	101,964
Casualty loss	429	—	—	429	—	858
Preopening costs	22	—	—	318	—	340
Depreciation and amortization	2,377	—	9,960	118,354	—	130,691

Total operating expenses	64,921	—	21,464	978,396	(73,433)	991,348

Operating income (loss)	(58,640)	—	44,747	9,139	—	(4,754)

Interest expense, net of amounts capitalized	(54,896)	(4,584)	(10,841)	(110,821)	122,560	(58,582)
Interest income	100,455	—	2,609	31,803	(122,560)	12,307
Income from unconsolidated companies	—	—	—	109	—	109
Other gains and (losses), net	20,000	—	—	2,251	—	22,251

Income (loss) before income taxes and discontinued operations	6,919	(4,584)	36,515	(67,519)	—	(28,669)
(Provision) benefit for income taxes	(12,311)	1,638	(14,580)	27,287	—	2,034
Equity in subsidiaries’ losses, net	(21,252)	—	—	—	21,252	—

Income (loss) from continuing operations	(26,644)	(2,946)	21,935	(40,232)	21,252	(26,635)
Loss from discontinued operations, net of taxes	—	—	—	(9)	—	(9)

Net income (loss)	$(26,644)	$(2,946)	$21,935	$(40,241)	$21,252	$(26,644)

Comprehensive income (loss)	$(15,216)	$(2,946)	$21,935	$(40,241)	$21,252	$(15,216)

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) continuing operating activities	$636,386	$(466,285)	$(24)	$77,074	$—	$247,151
Net cash used in discontinued operating activities	—	—	—	(147)	—	(147)

Net cash provided by (used in) operating activities	636,386	(466,285)	(24)	76,927	—	247,004

Purchases of property and equipment	(6,659)	—	60	(51,778)	—	(58,377)
Purchase of AC Hotel	—	—	—	(21,206)	—	(21,206)
Proceeds from sale of Peterson LOI	9,350	—	—	—	—	9,350
Decrease in restricted cash and cash equivalents	—	—	—	2,759	—	2,759
Other investing activities	—	—	—	8,012	—	8,012

Net cash provided by (used in) investing activities — continuing operations	2,691	—	60	(62,213)	—	(59,462)
Net cash used in investing activities — discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) investing activities	2,691	—	60	(62,213)	—	(59,462)

Net borrowings under credit facility	—	77,000	—	—	—	77,000
Net borrowing under term loan B	—	398,000	—	—	—	398,000
Repurchase and conversion of convertible notes	(358,710)	—	—	—	—	(358,710)
Repurchase of common stock warrants	(177,423)	—	—	—	—	(177,423)
Deferred financing costs paid	—	(8,428)	—	—	—	(8,428)
Payment of dividend	(109,414)	—	—	—	—	(109,414)
Proceeds from exercise of stock option and purchase plans	6,862	—	—	—	—	6,862
Other financing activities, net	—	—	—	(600)	—	(600)

Net cash provided by (used in) financing activities — continuing operations	(638,685)	466,572	—	(600)	—	(172,713)
Net cash used in financing activities — discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	(638,685)	466,572	—	(600)	—	(172,713)

Net change in cash and cash equivalents	392	287	36	14,114	—	14,829
Cash and cash equivalents at beginning of period	—	714	—	60,865	—	61,579

Cash and cash equivalents at end of period	$392	$1,001	$36	$74,979	$—	$76,408

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) continuing operating activities	$422,624	$(298,048)	$(2,164)	$15,193	$—	$137,605
Net cash provided by discontinued operating activities	—	—	—	94	—	94

Net cash provided by (used in) operating activities	422,624	(298,048)	(2,164)	15,287	—	137,699

Purchases of property and equipment	—	—	2,759	(39,718)	—	(36,959)
Collection of notes receivable	—	—	—	1,740	—	1,740
Increase in restricted cash and cash equivalents	—	—	—	(13,959)	—	(13,959)
Other investing activities	—	—	—	437	—	437

Net cash provided by (used in) investing activities — continuing operations	—	—	2,759	(51,500)	—	(48,741)
Net cash used in investing activities — discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	—	2,759	(51,500)	—	(48,741)

Net repayments under credit facility	—	(35,500)	—	—	—	(35,500)
Issuance of senior notes	—	350,000	—	—	—	350,000
Early redemption of senior notes	(152,180)	—	—	—	—	(152,180)
Repurchase and conversion of convertible notes	(99,222)	—	—	—		(99,222)
Deferred financing costs paid	—	(15,738)	—	—	—	(15,738)
Repurchase of Company stock for retirement	(100,028)	—	—	—	—	(100,028)
Payment of dividend	(76,424)	—	—	—	—	(76,424)
Proceeds from exercise of stock option and purchase plans	5,223	—	—	—	—	5,223
Excess tax benefit from stock-based compensation	7	—	—	—	—	7
Other financing activities, net	—	—	—	(687)	—	(687)

Net cash provided by (used in) financing activities — continuing operations	(422,624)	298,762	—	(687)	—	(124,549)
Net cash used in financing activities — discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	(422,624)	298,762	—	(687)	—	(124,549)

Net change in cash and cash equivalents	—	714	595	(36,900)	—	(35,591)
Cash and cash equivalents at beginning of period	—	—	(595)	97,765	—	97,170

Cash and cash equivalents at end of period	$—	$714	$—	$60,865	$—	$61,579

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2012

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) continuing operating activities	$67,789	$120,000	$(490)	$(10,905)	$—	$176,394
Net cash provided by discontinued operating activities	—	—	—	76	—	76

Net cash provided by (used in) operating activities	67,789	120,000	(490)	(10,829)	—	176,470

Purchases of property and equipment	(7,362)	—	(105)	(87,766)	—	(95,233)
Sale of management rights and intellectual property	20,000	—	—	190,000	—	210,000
Collection of notes receivable	—	—	—	4,480	—	4,480
Increase in restricted cash and cash equivalents	—	—	—	(5,060)	—	(5,060)
Other investing activities	—	—	—	869	—	869

Net cash provided by (used in) investing activities — continuing operations	12,638	—	(105)	102,523	—	115,056
Net cash used in investing activities — discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) investing activities	12,638	—	(105)	102,523	—	115,056

Net borrowings (repayments) under credit facility	65,000	(120,000)	—	—	—	(55,000)
Deferred financing costs paid	(376)	—	—	—	—	(376)
Proceeds from the issuance of common stock	32,722	—	—	—	—	32,722
Repurchase of Company stock for retirement	(185,400)	—	—	—	—	(185,400)
Payment of dividend	(62,007)	—	—	—	—	(62,007)
Proceeds from exercise of stock option and purchase plans	25,336	—	—	—	—	25,336
Excess tax benefit from stock-based compensation	6,736	—	—	—	—	6,736
Other financing activities, net	—	—	—	(755)	—	(755)

Net cash used in financing activities — continuing operations	(117,989)	(120,000)	—	(755)	—	(238,744)
Net cash used in financing activities — discontinued operations	—	—	—	—	—	—

Net cash used in financing activities	(117,989)	(120,000)	—	(755)	—	(238,744)

Net change in cash and cash equivalents	(37,562)	—	(595)	90,939	—	52,782
Cash and cash equivalents at beginning of period	37,562	—	—	6,826	—	44,388

Cash and cash equivalents at end of period	$—	$—	$(595)	$97,765	$—	$97,170

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

(Amounts in thousands)

		Initial Cost to Company			Gross Amount at End of Year
	Encmbr	Land	Bldgs & Impr	Costs Capitalized Subs to Acq	Land	Bldgs & Impr	Total (2)	Acc Depr	Date Acq/ Constr	Depr Life (yrs)

Gaylord Opryland	(1)	$9,818	$77,125	$533,223	$47,488	$572,678	$620,166	$285,549	1983	20-40
Gaylord Palms	(1)	21,564	314,661	39,569	29,900	345,894	375,794	121,856	2002	20-40
Gaylord Texan	(1)	21,234	388,030	75,091	44,065	440,290	484,355	119,861	2004	20-40
Gaylord National	(1)	43,211	840,261	12,798	46,176	850,094	896,270	143,268	2008	20-40
Inn at Opryland	—	2,676	7,248	12,513	2,875	19,562	22,437	6,674	1998	20-40
AC Hotel	—	9,079	17,340	—	9,079	17,340	26,419	36	2014	20-40
Miscellaneous	—	21,290	16,250	25,380	40,059	22,861	62,920	14,447	N/A	20-40

	—	$128,872	$1,660,915	$698,574	$219,642	$2,268,719	$2,488,361	$691,691

	2014	2013	2012
Investment in real estate:
Balance at beginning of year	$2,436,266	$2,429,282	$2,388,860
Acquisitions	33,077	—	—
Improvements	19,150	11,806	45,920
Disposals	(132)	(3,406)	(5,498)
Impairments	—	(1,416)	—

Balance at end of year	$2,488,361	$2,436,266	$2,429,282

Accumulated depreciation:
Balance at beginning of year	$629,292	$568,681	$507,516
Depreciation	62,492	64,095	64,605
Disposals	(93)	(3,484)	(3,440)

Balance at end of year	$691,691	$629,292	$568,681

(1)	Pledged as collateral under the Company’s credit facility. At December 31, 2014, $588.8 million in borrowings and letters of credit were outstanding under such facility.
(2)	The aggregate cost of properties for federal income tax purposes is approximately $2.4 billion at December 31, 2014.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1†	Purchase Agreement, dated May 30, 2012, by and among the Company, Gaylord Hotels, Inc., Marriott Hotel Services, Inc., and Marriott International, Inc. (including the forms of Management Agreement and Pooling Agreement) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 31, 2012 (File No. 1-13079)).

2.2	Agreement and Plan of Merger by and between Gaylord Entertainment Company and the Company dated as of July 27, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 22, 2012 relating to the Company’s special meeting of stockholders held on September 25, 2012 (File No. 1-13079)).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012 (File No. 1-13079)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012 (File No. 1-13079)).

4.1	Specimen of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 24, 2012 (File No. 1-13079)).

4.2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.

4.3	Indenture, dated as of April 3, 2013, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.00% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 5, 2013 (File No. 1-13079)).

4.4	Form of 5.00% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 5, 2013 (File No. 1-13079)).

4.5	Registration Rights Agreement, dated as of April 3, 2013, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., the Guarantors (as defined therein) and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, U.S. Bancorp Investments, Inc. and Credit Agricole Securities (USA) Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 5, 2013 (File No. 1-13079)).

10.1	Fourth Amended and Restated Credit Agreement dated as of April 18, 2013, by and among the Company, as a guarantor, RHP Hotel Properties, LP, as the borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2013 (File No. 1-13079)).

10.2	Amendment No. 1 and Joinder Agreement dated as of June 18, 2014, among Ryman Hospitality Properties, Inc., as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent with respect to $400 million term loan B (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2014).

10.3	Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).

10.4	Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.5	Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.6	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.7	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.8	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.9	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.10	Repurchase Agreement, dated as of August 6, 2012, by and between TRT Holdings, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 7, 2012 (File No. (1-13079)).

10.11#	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S-1 (File No. 33-42329)).

10.12#	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).

10.13#	Executive Employment Agreement of Colin V. Reed, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.14#	First Amendment to Executive Employment Agreement of Colin V. Reed, dated December 18, 2008, with Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2008 (File No. 1-13079)).

10.15#	Second Amendment to Executive Employment Agreement, dated September 3, 2010, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.16#	Third Amendment to Executive Employment Agreement, dated as of November 5, 2012, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-13079)).

10.17#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.18#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Michael D. Rose (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.19#	Form of Employment Agreement of Mark Fioravanti, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.20#	Form of Amendment No. 1 to Employment Agreement of Mark Fioravanti (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.21#	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.22#	Third Amendment to Executive Employment Agreement dated as of November 5, 2012, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-13079)).

10.23*#	Employment Agreement dated as of February 25, 2008 by and between the Company and Bennett Westbrook.

10.24#	Amendment No. 1 to Employment Agreement dated as of September 3, 2010 by and between Bennett Westbrook (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-13079)).

10.25#	Second Amendment to Employment Agreement dated as of November 5, 2012 by and between the Company and Bennett Westbrook (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.26#	Severance Agreement dated as of October 21, 2010 between the Company and Patrick Chaffin (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.27#	Severance Agreement dated as of February 25, 2013 between the Company and Scott Lynn (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.28#	Severance Agreement dated as of February 25, 2013 between the Company and Jennifer Hutcheson (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.29#	Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.30*#	Summary of Director and Executive Officer Compensation.

10.31#	Gaylord Entertainment Company Amended and Restated 2006 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders filed with the SEC on April 1, 2011 (File No. 1-13079)).

10.32#	Form of Restricted Share Award Agreement with respect to restricted stock granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079)).

10.33#	Form of Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079)).

10.34#	Form of Director Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079))

10.35#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079)).

10.36#	Form of Restricted Stock Unit Award Agreement with respect to performance-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2008 (File No. 1-13079)).

10.37#	Form of Restricted Stock Unit Award Agreement with respect to time-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.38#	Form of Restricted Stock Unit Award Agreement with respect to performance-based restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-13079)).

10.39#	Form of 2013 Time-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.40#	Form of 2013 Performance-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.41#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan in lieu of cash retainer fees (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-13079)).

10.42#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan to replace previously deferred cash retainer fees (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-13079)).

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Ryman Hospitality Property, Inc.’s Annual Form on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
†	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
#	Management contract or compensatory plan or arrangement.