Form 10-Q
period 2015-03-31
Ryman Hospitality Properties, Inc.
filed 2015-05-07
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2015
Common Stock, par value $.01	51,254,143 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2015

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2015	2014
ASSETS:
Property and equipment, net of accumulated depreciation	$2,023,725	$2,036,261
Cash and cash equivalents - unrestricted	52,999	76,408
Cash and cash equivalents - restricted	21,004	17,410
Notes receivable	149,233	149,612
Trade receivables, less allowance of $535 and $704, respectively	70,164	45,188
Deferred financing costs	20,250	21,646
Prepaid expenses and other assets	61,667	66,621

Total assets	$2,399,042	$2,413,146

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,511,398	$1,341,555
Accounts payable and accrued liabilities	142,518	166,848
Deferred income tax liabilities, net	14,081	14,284
Deferred management rights proceeds	182,692	183,423
Dividends payable	33,800	29,133
Derivative liabilities	—	134,477
Other liabilities	142,881	142,019
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,248 and 51,044 shares issued and outstanding, respectively	513	510
Additional paid-in capital	881,500	882,193
Treasury stock of 477 shares, at cost	(8,002)	(8,002)
Accumulated deficit	(476,067)	(446,963)
Accumulated other comprehensive loss	(26,272)	(26,331)

Total stockholders’ equity	371,672	401,407

Total liabilities and stockholders’ equity	$2,399,042	$2,413,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rooms	$94,721	$91,082
Food and beverage	118,331	117,244
Other hotel revenue	23,402	23,877
Entertainment (previously Opry and Attractions)	16,694	14,248

Total revenues	253,148	246,451
Operating expenses:
Rooms	26,067	27,478
Food and beverage	65,075	63,182
Other hotel expenses	70,296	72,102
Management fees	3,512	3,911

Total hotel operating expenses	164,950	166,673
Entertainment (previously Opry and Attractions)	13,162	12,271
Corporate	7,094	6,707
Preopening costs	592	—
Impairment and other charges	2,890	—
Depreciation and amortization	28,570	28,003

Total operating expenses	217,258	213,654

Operating income	35,890	32,797
Interest expense	(13,813)	(15,670)
Interest income	3,008	3,031
Other gains and (losses), net	(20,232)	11

Income before income taxes	4,853	20,169
(Provision) benefit for income taxes	(321)	484

Net income available to common shareholders	$4,532	$20,653

Basic income per share available to common shareholders	$0.09	$0.41

Fully diluted income per share available to common shareholders	$0.09	$0.32

Dividends declared per common share	$0.65	$0.55

Comprehensive income, net of deferred taxes	$4,591	$20,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

(In thousands)

	2015	2014
Cash Flows from Operating Activities:
Net income	$4,532	$20,653
Amounts to reconcile net income to net cash flows provided by operating activities:
Benefit for deferred income taxes	(241)	(1,070)
Depreciation and amortization	28,570	28,003
Amortization of deferred financing costs	1,396	1,421
Amortization of discount on convertible notes	—	3,274
Impairment and other charges	2,890	—
Loss on repurchase of warrants	20,186	—
Stock-based compensation expense	1,591	1,281
Changes in:
Trade receivables	(24,976)	(15,373)
Interest receivable	379	422
Accounts payable and accrued liabilities	(27,817)	(13,299)
Other assets and liabilities	(2,638)	4,519

Net cash flows provided by operating activities	3,872	29,831

Cash Flows from Investing Activities:
Purchases of property and equipment	(18,655)	(17,484)
Proceeds from sale of Peterson LOI	10,000	—
(Increase) decrease in restricted cash and cash equivalents	(3,594)	9,509
Other investing activities	(2,453)	—

Net cash flows used in investing activities	(14,702)	(7,975)

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit facility	171,000	(3,500)
Repayments under term loan B	(1,000)	—
Repurchase of common stock warrants	(154,681)	—
Payment of dividend	(28,756)	(25,459)
Proceeds from exercise of stock option and purchase plans	1,015	1,078
Other financing activities	(157)	(137)

Net cash flows used in financing activities	(12,579)	(28,018)

Net change in cash and cash equivalents	(23,409)	(6,162)
Cash and cash equivalents - unrestricted, beginning of period	76,408	61,579

Cash and cash equivalents - unrestricted, end of period	$52,999	$55,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Ryman Hospitality Properties, Inc. (“Ryman”) and its subsidiaries (collectively with Ryman, the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

The Company conducts its business through an umbrella partnership real estate investment trust (“REIT”), in which all of its assets are held by, and all of its operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with its REIT conversion discussed in Note 2. Ryman is the sole limited partner of the Operating Partnership and currently owns, either directly or indirectly, all of the partnership units of the Operating Partnership. RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10-Q and Ryman’s other reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality, Entertainment (previously referred to as Opry and Attractions), and Corporate and Other.

Acquisition

In December 2014, the Company purchased from an affiliate of The Peterson Companies (the developer of the National Harbor, Maryland development in which Gaylord National is located) the AC Hotel, a 192-room hotel previously operated as the Aloft Hotel at National Harbor for a purchase price of $21.8 million (the “AC Hotel”). The transaction required that the property be transferred to the Company unencumbered by any existing hotel franchise or management agreements. The Company has rebranded the hotel and Marriott is now operating the property in conjunction with the Gaylord National pursuant to a separate management agreement. The hotel opened in April 2015. Simultaneously with the purchase of this hotel, the Company also acquired from an affiliate of The Peterson Companies a vacant one-half acre parcel of land located in close proximity to Gaylord National, suitable for development of a hotel or other permitted uses. In December 2014, the Company paid $21.2 million of the combined purchase price, including transaction costs, in cash and issued a $6.0 million note payable to an affiliate of The Peterson Companies, which is due in January 2016 and bears interest at an Applicable Federal Rate as determined by the Internal Revenue Service and is shown in Note 7.

Reclassifications

In January 2015, the hospitality industry’s Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition became effective. This revised edition contains updates to the classifications of certain hotel financial information, including the reclassification of technology-related revenue from other hotel revenue to food and beverage revenue and the reclassification of revenue management expense from rooms expense to other hotel expense. In order to be more aligned with its peers in the hospitality REIT industry, the Company adopted the updates in its 2015 presentation. As a result, $7.2 million of other hotel revenue has been reclassified as food and beverage revenue and $1.1 million of rooms expense has been reclassified as other hotel expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2014.

Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” the core principle of which is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, companies will need to use more judgment and make more estimates than under today’s guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is currently effective for the Company in the first quarter of 2017. In April 2015, the FASB proposed a one-year deferral of the effective date, which, if approved, would defer the effective date for the Company to the first quarter of 2018. The Company is currently evaluating the effects of this ASU on its financial statements, and such effects have not yet been determined.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest,” which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The Company will adopt this ASU in the first quarter of 2016 and, other than the movement of deferred financing costs from an asset to a liability, does not expect this adoption to have a material impact on the Company’s consolidated financial statements.

2. DEFERRED MANAGEMENT RIGHTS PROCEEDS:

The Company restructured its business operations to facilitate its qualification as a REIT for federal income tax purposes (the “REIT conversion”) during 2012 and has elected to be taxed as a REIT commencing with the year ended December 31, 2013.

On October 1, 2012, the Company consummated its agreement to sell the Gaylord Hotels brand and rights to manage the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”) and the Gaylord National Resort and Convention Center (“Gaylord National”), which the Company refers to collectively as the “Gaylord Hotels properties,” to Marriott International, Inc. (“Marriott”) for $210.0 million in cash. Effective October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the Gaylord Hotels properties pursuant to a management agreement for each Gaylord Hotel property.

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

In addition, pursuant to additional management agreements, Marriott manages the day-to-day operations of the Inn at Opryland, the AC Hotel, General Jackson Showboat, Gaylord Springs Golf Links and the Wildhorse Saloon. To comply with certain REIT qualification requirements, the Company will be required to engage third-party managers to operate and manage its future hotel properties, if any. Additionally, non-REIT operations, which consist of the activities of taxable REIT subsidiaries that act as lessees of the Company’s hotels, as well as the businesses within the Company’s Entertainment segment (previously referred to as the Opry and Attractions segment), continue to be subject, as applicable, to federal corporate and state income taxes following the REIT conversion.

3. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average shares outstanding - basic	51,123	50,623
Effect of dilutive stock-based compensation	398	573
Effect of convertible notes	—	7,152
Effect of common stock warrants	—	5,725

Weighted average shares outstanding - diluted	51,521	64,073

As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, in 2009 the Company issued 3.75% Convertible Senior Notes due 2014 (the “Convertible Notes”). The Company settled the outstanding face value of the Convertible Notes in cash at maturity on October 1, 2014. The conversion spread associated with the conversion of the Convertible Notes was settled in shares of the Company’s common stock. Pursuant to a purchased call option, or note hedge, the Company also received and cancelled an equal number of shares of its common stock at maturity.

In connection with the issuance of the Convertible Notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes whereby the warrant holders could purchase shares of the Company’s stock. At separate times during 2014, the Company modified the agreements with each of the counterparties to cash settle the warrants as described in Note 7. As a result of these modifications, the warrants were settled in cash during 2014 and the first quarter of 2015 and did not affect the calculation of diluted earnings per share for the three months ended March 31, 2015.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is composed of amounts related to the Company’s minimum pension liability. During the three months ended March 31, 2015 and 2014, the Company recorded no other comprehensive income and reclassified $0.1 million and $(0.1) million, respectively, from accumulated other comprehensive (income) loss into operating expenses in the Company’s condensed consolidated statements of operations included herein.

5. PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 2015 and December 31, 2014 is recorded at cost and summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Land and land improvements	$254,262	$254,013
Buildings	2,342,697	2,340,555
Furniture, fixtures and equipment	574,993	576,453
Construction-in-progress	35,761	26,046

	3,207,713	3,197,067
Accumulated depreciation	(1,183,988)	(1,160,806)

Property and equipment, net	$2,023,725	$2,036,261

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, in connection with the development of Gaylord National, the Company is currently holding two issuances of bonds and receives the debt service thereon, which is payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity date. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.

During the three months ended March 31, 2015 and 2014, the Company recorded interest income of $3.0 million on these bonds. The Company received payments of $3.4 million and $3.5 million during the three months ended March 31, 2015 and 2014, respectively, relating to these notes receivable.

7. DEBT:

The Company’s debt and capital lease obligations at March 31, 2015 and December 31, 2014 consisted of (in thousands):

	March 31, 2015	December 31, 2014
$1 Billion Credit Facility, interest at LIBOR plus 1.85%, maturing April 18, 2017	$757,500	$586,500
$400 Million Term Loan B Facility, interest at LIBOR plus 3.0%, maturing January 15, 2021	397,000	398,000
$350 Million Senior Notes, interest at 5.0%, maturing April 15, 2021	350,000	350,000
AC Hotel Note Payable, terms as set forth in Note 1	6,000	6,000
Capital lease obligations	898	1,055

Total debt	1,511,398	1,341,555
Less amounts due within one year	(6,224)	(377)

Total long-term debt	$1,505,174	$1,341,178

At March 31, 2015, the Company was in compliance with all of its covenants related to its outstanding debt.

See Note 15 for further disclosures related to the Company’s debt.

Warrants Related to 3.75% Convertible Senior Notes

Separately and concurrently with the 2009 issuance of its previous Convertible Notes, the Company also entered into warrant transactions whereby it sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes. The warrants entitled the counterparties to purchase shares of the Company’s common stock. Pursuant to December 2014 agreements with the remaining note hedge counterparties, the Company cash settled the remaining 4.7 million warrants in the first quarter of 2015. As the modification required the warrants to be cash settled, the fair value of the warrants was reclassified from stockholders’ equity to a derivative liability on the modification date. In the first quarter of 2015, the Company settled this repurchase for total consideration of $154.7 million and recorded a $20.2 million loss on the change in the fair value of the derivative liability from December 31, 2014 through the settlement date, which is included in other gains and losses, net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2015.

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

During the three months ended March 31, 2015, the Company granted 0.2 million restricted stock units with a weighted-average grant date fair value of $59.45 per award. There were 0.5 million and 0.6 million restricted stock units outstanding at March 31, 2015 and December 31, 2014, respectively.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.6 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.

9. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension (income) expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest cost	$986	$1,044
Expected return on plan assets	(1,188)	(1,409)
Amortization of net actuarial loss	308	148

Total net periodic pension (income) expense	$106	$(217)

Net postretirement benefit income reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest cost	$53	$55
Amortization of net actuarial loss	118	105
Amortization of prior service credit	(328)	(329)

Total net postretirement benefit income	$(157)	$(169)

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

For the three months ended March 31, 2015 and 2014, the Company recorded an income tax (provision) benefit of $(0.3) million and $0.5 million, respectively, related to the current period operations of the Company. These results differ from the statutory rate primarily due to the non-taxable income of the REIT, partially offset by the change in valuation allowance required at the TRSs.

At March 31, 2015 and December 31, 2014, the Company had no unrecognized tax benefits.

11. COMMITMENTS AND CONTINGENCIES:

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

12. STOCKHOLDERS’ EQUITY:

On February 26, 2015, the Company’s board of directors declared the Company’s first quarter 2015 cash dividend in the amount of $0.65 per share of common stock, or an aggregate of approximately $33.3 million in cash, which was paid on April 16, 2015 to stockholders of record as of the close of business on March 31, 2015.

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

At March 31, 2015 and December 31, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan. These investments consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.

As discussed in Note 7, in the first quarter of 2015, the Company cash settled 4.7 million common stock warrants associated with its Convertible Notes, which were classified as a derivative liability in the accompanying consolidated balance sheet as of December 31, 2014. The Company determined the fair value of these warrants based on the Company’s closing stock price at December 31, 2014 and a pricing grid provided by the counterparties to the warrants that was based on observable inputs. Therefore, the Company has categorized this liability as Level 2.

The Company has consistently applied the above valuation techniques in all periods presented and believes it has obtained the most accurate information available for each type of instrument.

The Company had no liabilities required to be measured at fair value at March 31, 2015. The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, were as follows (in thousands):

	March 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$19,704	$19,704	$—	$—

Total assets measured at fair value	$19,704	$19,704	$—	$—

	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$19,712	$19,712	$—	$—

Total assets measured at fair value	$19,712	$19,712	$—	$—

Warrant liability	$134,477	$—	$134,477	$—

Total liabilities measured at fair value	$134,477	$—	$134,477	$—

The remainder of the assets and liabilities held by the Company at March 31, 2015 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 6 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, in connection with the development of Gaylord National, the Company received two bonds (“Series A Bond” and “Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $85.3 million and $63.9 million, respectively, at March 31, 2015. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value at March 31, 2015 and the fair value of the Series B Bond was approximately $45 million at March 31, 2015. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired at March 31, 2015.

The Company has outstanding $350.0 million in aggregate principal amount of senior notes due 2021 that accrue interest at a fixed rate of 5.0%. The fair value of these notes, based upon quoted market prices, which the Company considers as Level 1, was $358.8 million at March 31, 2015.

The carrying amount of short-term financial instruments held by the Company (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.

14. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s operations are organized into three principal business segments:

•	Hospitality, which includes Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland and the AC Hotel;

•	Entertainment, previously referred to as Opry and Attractions, which includes the Grand Ole Opry, WSM-AM, and the Company’s Nashville-based attractions; and

•	Corporate and Other, which includes the Company’s corporate expenses.

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues:
Hospitality	$236,454	$232,203
Entertainment (previously Opry and Attractions)	16,694	14,248
Corporate and Other	—	—

Total	$253,148	$246,451

Depreciation and amortization:
Hospitality	$26,443	$25,514
Entertainment (previously Opry and Attractions)	1,412	1,425
Corporate and Other	715	1,064

Total	$28,570	$28,003

Operating income (loss):
Hospitality	$45,061	$40,016
Entertainment (previously Opry and Attractions)	2,120	552
Corporate and Other	(7,809)	(7,771)
Preopening costs	(592)	—
Impairment and other charges	(2,890)	—

Total operating income	35,890	32,797
Interest expense	(13,813)	(15,670)
Interest income	3,008	3,031
Other gains and (losses), net	(20,232)	11

Income before income taxes	$4,853	$20,169

15. SUBSEQUENT EVENTS:

In April 2015, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”). The $400 Million 5% Senior Notes are general unsecured senior obligations of the Company’s issuing subsidiaries and are guaranteed by the Company and its subsidiaries that guarantee its credit facility. The $400 Million 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $400 Million 5% Senior Notes have a maturity date of April 15, 2023 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning October 15, 2015. The $400 Million 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’

existing and future senior unsecured indebtedness and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 5% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 5% Senior Notes.

The net proceeds from the issuance of the $400 Million 5% Senior Notes totaled approximately $392 million, after deducting the initial purchasers’ discounts, commissions and estimated offering expenses. The Company used substantially all of these proceeds to repay amounts outstanding under its credit facility, including the elimination of its $300 million term loan, and to repay a portion of the amounts outstanding under the revolving credit facility portion of the $1 billion credit facility. The Company is in the process of refinancing the revolving credit facility to extend the maturity and amend certain covenants. The term loan B associated with the credit facility will remain outstanding. As a result of the anticipated refinancing, the Company expects to write off approximately $2 million of deferred financing costs during the second quarter of 2015.

16. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

The $350 Million 5% senior notes and the $400 Million 5% Senior Notes issued in April 2015 were each issued by the Operating Partnership and Finco and are guaranteed on a senior unsecured basis by the Company, each of the Company’s four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which guarantees the Operating Partnership’s $1 billion credit facility and the $400 million term loan B facility (such subsidiary guarantors, together with the Company, the “Guarantors”). The subsidiary Guarantors are 100% owned, and the guarantees are full and unconditional and joint and several. Not all of the Company’s subsidiaries have guaranteed the Company’s $350 Million 5% senior notes and the $400 Million 5% Senior Notes.

The following condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$6,566	$—	$1,677,210	$339,949	$—	$2,023,725
Cash and cash equivalents - unrestricted	117	712	36	52,134	—	52,999
Cash and cash equivalents - restricted	—	—	—	21,004	—	21,004
Notes receivable	—	—	—	149,233	—	149,233
Trade receivables, less allowance	—	—	—	70,164	—	70,164
Deferred financing costs	—	20,250	—	—	—	20,250
Prepaid expenses and other assets	6,962	8	119,246	56,484	(121,033)	61,667
Intercompany receivables, net	—	—	1,097,047	—	(1,097,047)	—
Investments	975,675	2,795,064	532,144	697,380	(5,000,263)	—

Total assets	$989,320	$2,816,034	$3,425,683	$1,386,348	$(6,218,343)	$2,399,042

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,510,500	$—	$898	$—	$1,511,398
Accounts payable and accrued liabilities	73	9,341	205	254,215	(121,316)	142,518
Deferred income tax liabilities, net	7,157	—	544	6,380	—	14,081
Deferred management rights proceeds	—	—	—	182,692	—	182,692
Dividends payable	33,800	—	—	—	—	33,800
Other liabilities	—	—	80,723	61,875	283	142,881
Intercompany payables, net	576,618	290,724	—	229,705	(1,097,047)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	513	1	1	2,387	(2,389)	513
Additional paid-in-capital	881,500	1,099,474	2,812,431	1,213,325	(5,125,230)	881,500
Treasury stock	(8,002)	—	—	—	—	(8,002)
Accumulated deficit	(476,067)	(94,006)	531,779	(538,857)	101,084	(476,067)
Accumulated other comprehensive loss	(26,272)	—	—	(26,272)	26,272	(26,272)

Total stockholders’ equity	371,672	1,005,469	3,344,211	650,583	(5,000,263)	371,672

Total liabilities and stockholders’ equity	$989,320	$2,816,034	$3,425,683	$1,386,348	$(6,218,343)	$2,399,042

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$6,574	$—	$1,691,996	$337,691	$—	$2,036,261
Cash and cash equivalents - unrestricted	392	1,001	36	74,979	—	76,408
Cash and cash equivalents - restricted	—	—	—	17,410	—	17,410
Notes receivable	—	—	—	149,612	—	149,612
Trade receivables, less allowance	—	—	—	45,188	—	45,188
Deferred financing costs	—	21,646	—	—	—	21,646
Prepaid expenses and other assets	16,908	33	75,335	50,713	(76,368)	66,621
Intercompany receivables, net	—	219,772	1,073,805	—	(1,293,577)	—
Investments	1,587,425	2,767,163	526,645	695,896	(5,577,129)	—

Total assets	$1,611,299	$3,009,615	$3,367,817	$1,371,489	$(6,947,074)	$2,413,146

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,340,500	$—	$1,055	$—	$1,341,555
Accounts payable and accrued liabilities	36	7,248	216	235,999	(76,651)	166,848
Deferred income tax liabilities, net	7,258	—	616	6,410	—	14,284
Deferred management rights proceeds	—	—	—	183,423	—	183,423
Dividends payable	29,133	—	—	—	—	29,133
Derivative liabilities	134,477	—	—	—	—	134,477
Other liabilities	—	—	79,382	62,354	283	142,019
Intercompany payables, net	1,038,988	—	—	254,589	(1,293,577)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	510	1	1	2,387	(2,389)	510
Additional paid-in-capital	882,193	1,741,705	2,803,719	1,183,941	(5,729,365)	882,193
Treasury stock	(8,002)	—	—	—	—	(8,002)
Accumulated deficit	(446,963)	(79,839)	483,883	(532,338)	128,294	(446,963)
Accumulated other comprehensive loss	(26,331)	—	—	(26,331)	26,331	(26,331)

Total stockholders’ equity	401,407	1,661,867	3,287,603	627,659	(5,577,129)	401,407

Total liabilities and stockholders’ equity	$1,611,299	$3,009,615	$3,367,817	$1,371,489	$(6,947,074)	$2,413,146

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$94,721	$—	$94,721
Food and beverage	—	—	—	118,331	—	118,331
Other hotel revenue	—	—	75,560	27,668	(79,826)	23,402
Entertainment (previously Opry and Attractions)	57	—	—	16,707	(70)	16,694

Total revenues	57	—	75,560	257,427	(79,896)	253,148
Operating expenses:
Rooms	—	—	—	26,067	—	26,067
Food and beverage	—	—	—	65,075	—	65,075
Other hotel expenses	—	—	10,968	134,779	(75,451)	70,296
Management fees	—	—	—	3,512	—	3,512

Total hotel operating expenses	—	—	10,968	229,433	(75,451)	164,950
Entertainment (previously Opry and Attractions)	—	—	—	13,233	(71)	13,162
Corporate	52	316	—	6,726	—	7,094
Corporate overhead allocation	2,465	—	1,909	—	(4,374)	—
Preopening costs	—	—	—	592	—	592
Impairment and other charges	—	—	—	2,890	—	2,890
Depreciation and amortization	32	—	14,786	13,752	—	28,570

Total operating expenses	2,549	316	27,663	266,626	(79,896)	217,258

Operating income (loss)	(2,492)	(316)	47,897	(9,199)	—	35,890

Interest expense	—	(13,851)	—	38	—	(13,813)
Interest income	—	—	—	3,008	—	3,008
Other gains and (losses), net	(20,186)	—	—	(46)	—	(20,232)

Income (loss) before income taxes	(22,678)	(14,167)	47,897	(6,199)	—	4,853
(Provision) benefit for income taxes	—	—	(1)	(320)	—	(321)
Equity in subsidiaries’ earnings, net	27,210	—	—	—	(27,210)	—

Net income (loss)	$4,532	$(14,167)	$47,896	$(6,519)	$(27,210)	$4,532

Comprehensive income (loss)	$4,591	$(14,167)	$47,896	$(6,460)	$(27,269)	$4,591

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$91,082	$—	$91,082
Food and beverage	—	—	—	117,244	—	117,244
Other hotel revenue	—	—	67,860	28,572	(72,555)	23,877
Entertainment (previously Opry and Attractions)	—	—	—	14,248	—	14,248

Total revenues	—	—	67,860	251,146	(72,555)	246,451
Operating expenses:
Rooms	—	—	—	27,478	—	27,478
Food and beverage	—	—	—	63,182	—	63,182
Other hotel expenses	—	—	11,701	128,218	(67,817)	72,102
Management fees	—	—	—	3,911	—	3,911

Total hotel operating expenses	—	—	11,701	222,789	(67,817)	166,673
Entertainment (previously Opry and Attractions)	—	—	—	12,271	—	12,271
Corporate	—	305	—	6,402	—	6,707
Corporate overhead allocation	2,818	—	1,920	—	(4,738)	—
Depreciation and amortization	—	—	14,902	13,101	—	28,003

Total operating expenses	2,818	305	28,523	254,563	(72,555)	213,654

Operating income (loss)	(2,818)	(305)	39,337	(3,417)	—	32,797
Interest expense	(6,459)	(9,203)	—	(8)	—	(15,670)
Interest income	—	—	—	3,031	—	3,031
Other gains and (losses), net	—	—	—	11	—	11

Income (loss) before income taxes	(9,277)	(9,508)	39,337	(383)	—	20,169
(Provision) benefit for income taxes	(40)	—	(396)	920	—	484
Equity in subsidiaries’ earnings, net	29,970	—	—	—	(29,970)	—

Net income (loss)	$20,653	$(9,508)	$38,941	$537	$(29,970)	$20,653

Comprehensive income (loss)	$20,600	$(9,508)	$38,941	$484	$(29,917)	$20,600

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$172,169	$(170,289)	$2	$1,990	$—	$3,872

Purchases of property and equipment	(22)	—	(2)	(18,631)	—	(18,655)
Proceeds from sale of Peterson LOI	10,000	—	—	—	—	10,000
Increase in restricted cash and cash equivalents	—	—	—	(3,594)	—	(3,594)
Other investing activities	—	—	—	(2,453)	—	(2,453)

Net cash provided by (used in) investing activities	9,978	—	(2)	(24,678)	—	(14,702)

Net borrowings under credit facility	—	171,000	—	—	—	171,000
Repayments under term loan B	—	(1,000)	—	—	—	(1,000)
Repurchase of common stock warrants	(154,681)	—	—	—	—	(154,681)
Payment of dividend	(28,756)	—	—	—	—	(28,756)
Proceeds from exercise of stock option and purchase plans	1,015	—	—	—	—	1,015
Other financing activities, net	—	—	—	(157)	—	(157)

Net cash provided by (used in) financing activities	(182,422)	170,000	—	(157)	—	(12,579)

Net change in cash and cash equivalents	(275)	(289)	—	(22,845)	—	(23,409)
Cash and cash equivalents at beginning of period	392	1,001	36	74,979	—	76,408

Cash and cash equivalents at end of period	$117	$712	$36	$52,134	$—	$52,999

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$24,395	$8,930	$3	$(3,497)	$—	$29,831

Purchases of property and equipment	(24)	—	(3)	(17,457)	—	(17,484)
Decrease in restricted cash and cash equivalents	—	—	—	9,509	—	9,509

Net cash used in investing activities	(24)	—	(3)	(7,948)	—	(7,975)

Net repayments under credit facility	—	(3,500)	—	—	—	(3,500)
Payment of dividend	(25,459)	—	—	—	—	(25,459)
Proceeds from exercise of stock option and purchase plans	1,078	—	—	—	—	1,078
Other financing activities, net	10	—	—	(147)	—	(137)

Net cash used in financing activities	(24,371)	(3,500)	—	(147)	—	(28,018)

Net change in cash and cash equivalents	—	5,430	—	(11,592)	—	(6,162)
Cash and cash equivalents at beginning of period	—	714	—	60,865	—	61,579

Cash and cash equivalents at end of period	$—	$6,144	$—	$49,273	$—	$55,417

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

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2014, appearing in our Annual Report on Form 10-K that was filed with the SEC on February 26, 2015.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT for federal income tax purposes; (ii) the anticipated benefits of the REIT conversion and our sale of the Gaylord Hotels brand and rights to manage our Gaylord Hotels properties to Marriott International, Inc. (“Marriott”), including continued increases in revenue and anticipated stabilized future annualized cost synergies; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries; (iv) our announced dividend policy, including the frequency and amount of any dividend we may pay; (v) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions; (vi) Marriott’s ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; and (ix) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, the risks and uncertainties associated with economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, the effect of our election to be taxed as a REIT for federal income tax purposes commencing with the year ended December 31, 2013, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness, and those factors described in our Annual Report on Form 10-K for the year ended December 31, 2014 or described from time to time in our other reports filed with the SEC.

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

Overview

On January 1, 2013, we began operating as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,795 rooms that are managed by our lodging operator Marriott under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”), the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National, which opened in April 2015. We also own and operate a number of media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

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

See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Dividend Policy

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. On February 26, 2015, our board of directors declared our first quarter 2015 cash dividend in the amount of $0.65 per share of common stock, or an aggregate of approximately $33.3 million in cash, which was paid on April 16, 2015 to stockholders of record as of the close of business on March 31, 2015. We currently plan to pay a quarterly cash dividend of $0.65 per share in July 2015, October 2015 and January 2016. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

Debt Transactions

As further described below in “Liquidity and Capital Resources – Principal Debt Agreements,” (i) in the first quarter of 2015, we cash settled the remaining 4.7 million warrants associated with our previously outstanding 3.75% convertible notes for total consideration of $154.7 million, (ii) in April 2015, certain of our subsidiaries completed the private placement of $400.0 million in aggregate principal amount of 5% senior notes due 2023, and (iii) currently, we are in the process of refinancing our credit facility by extending the maturity of the $700 million revolving credit facility for an additional two years and modifying certain covenants. The term loan B associated with our credit facility will remain outstanding. The $300 million term loan under our credit facility was repaid and eliminated with the proceeds of the $400 million 5% senior notes issuance.

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

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland and the AC Hotel.

•	Entertainment, previously referred to as Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions, which are owned in TRSs.

•	Corporate and Other, consisting of our corporate expenses.

For the three months ended March 31, 2015 and 2014, our total revenues were divided among these business segments as follows:

	Three Months Ended March 31,
Segment	2015	2014
Hospitality	93%	94%
Entertainment (previously Opry and Attractions)	7%	6%
Corporate and Other	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months ended March 31, 2015 and 2014. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages). As a result of the updates to the hospitality industry’s Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition, as discussed further in Note 1 to the condensed consolidated financial statements included herein, certain amounts in the 2014 results have been reclassified to conform to the 2015 presentation.

	Unaudited Three Months Ended March 31,
	2015	%	2014	%
Income Statement Data:
REVENUES:
Rooms	$94,721	37.4%	$91,082	37.0%
Food and beverage	118,331	46.7%	117,244	47.6%
Other hotel revenue	23,402	9.2%	23,877	9.7%
Entertainment (previously Opry and Attractions)	16,694	6.6%	14,248	5.8%

Total revenues	253,148	100.0%	246,451	100.0%

OPERATING EXPENSES:
Rooms	26,067	10.3%	27,478	11.1%
Food and beverage	65,075	25.7%	63,182	25.6%
Other hotel expenses	70,296	27.8%	72,102	29.3%
Management fees	3,512	1.4%	3,911	1.6%
Entertainment (previously Opry and Attractions)	13,162	5.2%	12,271	5.0%
Corporate	7,094	2.8%	6,707	2.7%
Preopening costs	592	0.2%	—	0.0%
Impairment and other charges	2,890	1.1%	—	0.0%
Depreciation and amortization:
Hospitality	26,443	10.4%	25,514	10.4%
Entertainment (previously Opry and Attractions)	1,412	0.6%	1,425	0.6%
Corporate and Other	715	0.3%	1,064	0.4%

Total depreciation and amortization	28,570	11.3%	28,003	11.4%

Total operating expenses	217,258	85.8%	213,654	86.7%

OPERATING INCOME (LOSS):
Hospitality	45,061	19.1%	40,016	17.2%
Entertainment (previously Opry and Attractions)	2,120	12.7%	552	3.9%
Corporate and Other	(7,809)	(A )	(7,771)	(A )
Preopening costs	(592)	(A )	—	(A )
Impairment and other charges	(2,890)	(A )	—	(A )

Total operating income	35,890	14.2%	32,797	13.3%
Interest expense	(13,813)	(A )	(15,670)	(A )
Interest income	3,008	(A )	3,031	(A )
Other gains and (losses), net	(20,232)	(A )	11	(A )
(Provision) benefit for income taxes	(321)	(A )	484	(A )

Net income available to common shareholders	$4,532	(A )	$20,653	(A )

(A) These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results

The following table summarizes our financial results for the three months ended March 31, 2015 and 2014 (in thousands, except percentages and per share data):

	Three Months Ended March 31,
	2015	2014	% Change
Total revenues	$253,148	$246,451	2.7%
Total operating expenses	217,258	213,654	1.7%
Operating income	35,890	32,797	9.4%
Net income	4,532	20,653	-78.1%
Net income per share - fully diluted(1)	0.09	0.32	-71.9%

(1)	For 2014, reflects dilution from convertible notes and related common stock warrants outstanding during 2014.

Total Revenues

The increase in our total revenues for the three months ended March 31, 2015, as compared to the same period in 2014, is attributable to increases in our Hospitality segment and Entertainment segment revenues for the 2015 period of $4.3 million and $2.4 million, respectively, as discussed more fully below. Total Hospitality revenues in the three months ended March 31, 2015 include $1.6 million in attrition and cancellation fee collections, a decrease of $0.7 million from the 2014 period.

Total Operating Expenses

The increase in our total operating expenses for the three months March 31, 2015, as compared to the same period in 2014, is primarily the result of impairment and other charges in the 2015 period of $2.9 million and an increase in Entertainment operating expenses of $0.9 million, partially offset by a decrease in hotel operating expenses of $1.7 million, as discussed more fully below.

Net Income

Our net income of $4.5 million for the three months ended March 31, 2015, as compared to net income of $20.7 million for the same period in 2014, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	The 2015 period included a loss of $20.2 million in other gains and losses, net, primarily associated with losses during the 2015 period on the change in the fair value of derivative liabilities associated with portions of the warrants related to our 3.75% convertible notes.

•	A decrease in interest expense of $1.9 million during the 2015 period, as compared to the 2014 period.

Factors and Trends Contributing to Performance

The most important factors and trends contributing to our performance during the three months ended March 31, 2015 described herein were:

•	Increased outside-the-room spending at Gaylord National and Gaylord Texan (an increase of 5.5% and 4.1%, respectively, during the 2015 period as compared to the 2014 period) primarily due to an increase in banquet revenue.

•	Increased occupancy at Gaylord Texan and Gaylord National (an increase of 5.0 and 4.5 points of occupancy, respectively, for the 2015 period as compared to the 2014 period) primarily as a result of an increase in transient business at Gaylord Texan and an increase in both corporate and transient business at Gaylord National.

•	Increased ADR at Gaylord Texan, Gaylord Palms and Gaylord National (an increase of 7.9%, 6.4% and 3.5%, respectively, for the 2015 period as compared to the 2014 period) primarily as a result of room rate increases for both groups and transient.

•	During January and February 2015, Gaylord Opryland experienced a norovirus outbreak and a severe weather winter storm. These events contributed to overall 2015 decreases in occupancy (3.4 percentage points of occupancy), ADR (3.5%), and outside-the-room spending (5.8%) at Gaylord Opryland as compared to the 2014 period.

•	In-the-year, for-the-year cancellations for the 2015 period increased 62.9% as compared to the 2014 period, primarily as a result of the norovirus outbreak and severe weather during January and February 2015 at Gaylord Opryland.

•	Increased attrition levels for the 2015 period, as compared to the 2014 period, which partially offset the increase in operating income, RevPAR and Total RevPAR. Attrition for the 2015 period was 11.3% of bookings, compared to 10.2% in the 2014 period.

•	Increased net definite group room nights booked (an increase of 5.1% for the 2015 period as compared to the 2014 period), as overall group performance metrics continue to improve.

•	The 2015 period included a loss of $20.2 million in other gains and losses, net, primarily associated with losses during the 2015 period on the change in the fair value of derivative liabilities associated with portions of the warrants related to our 3.75% convertible notes.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2015 and 2014 (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2015	2014	% Change
Revenues:
Rooms	$94,721	$91,082	4.0%
Food and beverage	118,331	117,244	0.9%
Other hotel revenue	23,402	23,877	-2.0%

Total hospitality revenue	236,454	232,203	1.8%
Hospitality operating expenses:
Rooms	26,067	27,478	-5.1%
Food and beverage	65,075	63,182	3.0%
Other hotel expenses	70,296	72,102	-2.5%
Management fees	3,512	3,911	-10.2%
Depreciation and amortization	26,443	25,514	3.6%

Total Hospitality operating expenses	191,393	192,187	-0.4%

Hospitality operating income (1)	$45,061	$40,016	12.6%

Hospitality performance metrics:
Occupancy	71.0%	70.4%	0.9%
ADR	$183.13	$177.44	3.2%
RevPAR (2)	$129.96	$124.97	4.0%
Total RevPAR (3)	$324.43	$318.60	1.8%
Net Definite Group Room Nights Booked	263,055	250,314	5.1%

(1)	Hospitality segment operating income does not include $2.9 million of impairment charges and $0.6 million of preopening costs during the three months ended March 31, 2015. See the discussion of these items set forth below.
(2)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(3)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The increase in total Hospitality segment revenue in the three months ended March 31, 2015, as compared to the same period in 2014, is primarily due to increases of $4.1 million, $4.1 million and $1.1 million at Gaylord Texan, Gaylord National and Gaylord Palms, respectively, partially offset by a decrease of $5.0 million at Gaylord Opryland. The increases are primarily a result of increased rooms revenue and outside-the-room spending during the 2015 period as a result of an increase in premium group business discussed below. The decrease at Gaylord Opryland is primarily the result of a norovirus outbreak and severe winter weather during the 2015 period, as discussed below.

The percentage of group versus transient business based on rooms sold for our hospitality segment for the periods presented was approximately as follows:

	Three Months Ended
	March 31,
	2015	2014
Group	80%	81%
Transient	20%	19%

The decrease in rooms operating expenses in the three months ended March 31, 2015, as compared to the same period in 2014, is primarily attributable to decreases at Gaylord Opryland and Gaylord Texan, partially offset by an increase at Gaylord National, as described below.

The increase in food and beverage operating expenses in the three months ended March 31, 2015, as compared to the same period in 2014, is primarily attributable to increases at Gaylord National and Gaylord Texan, partially offset by a decrease at Gaylord Opryland, as described below.

Other hotel expenses for the three months ended March 31, 2015 and 2014 consist of the following (in thousands):

	Three Months
	Ended March 31,
	2015	2014	% Change
Administrative employment costs	$26,971	$26,104	3.3%
Utilities	6,633	6,736	-1.5%
Property taxes	7,976	8,194	-2.7%
Other	28,716	31,068	-7.6%

Total other hotel expenses	$70,296	$72,102	-2.5%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to an increase at Gaylord National related to previously unfilled positions, partially offset by a decrease at Gaylord Texan related to severance costs in 2014. Utility costs decreased slightly during the three months ended March 31, 2015, as compared to the same period in 2014. Property taxes decreased slightly during the three months ended March 31, 2015, as compared to the same period in 2014. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, decreased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily as a result of decreases at each of our hotel properties.

As discussed above, each of our management agreements with Marriott requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. In the three months ended March 31, 2015 and 2014, we accrued $4.0 million and $4.6 million, respectively, related to base management fees for our Hospitality segment, and $0.3 million and $0, respectively, related to incentive management fees for our Hospitality segment, which are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 2 to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three months ended March 31, 2015, as compared to the same period in 2014, primarily as a result of an increase at Gaylord Texan, as described below.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2015 and 2014.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2015 and 2014 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2015	2014	% Change
Revenues:
Rooms	$27,626	$30,131	-8.3%
Food and beverage	31,464	33,896	-7.2%
Other hotel revenue	8,457	8,483	-0.3%

Total revenue	67,547	72,510	-6.8%
Operating expenses:
Rooms	7,269	8,435	-13.8%
Food and beverage	17,176	18,225	-5.8%
Other hotel expenses	20,361	21,251	-4.2%
Management fees	975	1,215	-19.8%
Depreciation and amortization	7,728	7,877	-1.9%

Total operating expenses	53,509	57,003	-6.1%
Performance metrics:
Occupancy	65.1%	68.5%	-5.0%
ADR	$163.59	$169.57	-3.5%
RevPAR	$106.51	$116.17	-8.3%
Total RevPAR	$260.42	$279.55	-6.8%

Rooms revenue and RevPAR decreased at Gaylord Opryland during the three months ended March 31, 2015, as compared to the same period in 2014, primarily as a result of the decrease in occupancy and ADR, due primarily to a norovirus outbreak that occurred in January and February 2015 at the property, as well as a winter storm that occurred during February 2015. Rooms expenses decreased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily as a result of decreased variable expenses associated with the decrease in occupancy.

The decrease in food and beverage revenue at Gaylord Opryland during the three months ended March 31, 2015, as compared to the same period in 2014, was primarily due to decreased banquet and food and beverage outlet revenues related to the decrease in occupancy discussed above. Food and beverage expenses decreased in the three months ended March 31, 2015, as compared to the same period in 2014, primarily as a result of a decrease in variable costs associated with the decrease in revenue.

Other revenue remained stable at Gaylord Opryland during the three months ended March 31, 2015, as compared to the same period in 2014, as the receipt of insurance proceeds related to the norovirus outbreak were offset by lower attrition and cancellation fee collections. Other hotel expenses decreased slightly in the three months ended March 31, 2015, as compared to the same period in 2014.

Depreciation and amortization decreased slightly at Gaylord Opryland during the three months ended March 31, 2015, as compared to the same period in 2014.

Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2015 and 2014 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2015	2014	% Change
Revenues:
Rooms	$20,399	$19,423	5.0%
Food and beverage	27,826	27,717	0.4%
Other hotel revenue	5,155	5,182	-0.5%

Total revenue	53,380	52,322	2.0%
Operating expenses:
Rooms	4,260	4,470	-4.7%
Food and beverage	13,616	13,480	1.0%
Other hotel expenses	15,930	16,504	-3.5%
Management fees	840	918	-8.5%
Depreciation and amortization	4,718	4,512	4.6%

Total operating expenses	39,364	39,884	-1.3%
Performance metrics:
Occupancy	82.9%	83.9%	-1.2%
ADR	$194.57	$182.86	6.4%
RevPAR	$161.20	$153.49	5.0%
Total RevPAR	$421.84	$413.48	2.0%

Rooms revenue and RevPAR increased at Gaylord Palms during the three months ended March 31, 2015, as compared to the same period in 2014, due to an increase in ADR that resulted from an increase in rate for both group and transient. Rooms expenses decreased during the three months ended March 31, 2015, as compared to the same period in 2014, as a result of decreased variable expenses associated with the decrease in occupancy.

Food and beverage revenue and expense increased marginally at Gaylord Palms during the three months ended March 31, 2015, as compared to the same period in 2014.

Other revenue at Gaylord Palms remained stable during the three months ended March 31, 2015, as compared to the same period in 2014. Other hotel expenses decreased slightly in the three months ended March 31, 2015, as compared to the same period in 2014.

Depreciation and amortization increased slightly at Gaylord Palms during the three months ended March 31, 2015, as compared to the same period in 2014.

Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2015 and 2014 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2015	2014	% Change
Revenues:
Rooms	$20,276	$17,554	15.5%
Food and beverage	29,459	28,519	3.3%
Other hotel revenue	5,580	5,139	8.6%

Total revenue	55,315	51,212	8.0%
Operating expenses:
Rooms	4,251	5,304	-19.9%
Food and beverage	14,516	13,863	4.7%
Other hotel expenses	14,833	15,889	-6.6%
Management fees	835	857	-2.6%
Depreciation and amortization	5,041	4,523	11.5%

Total operating expenses	39,476	40,436	-2.4%
Performance metrics:
Occupancy	76.1%	71.1%	7.0%
ADR	$195.94	$181.52	7.9%
RevPAR	$149.10	$129.09	15.5%
Total RevPAR	$406.76	$376.59	8.0%

Rooms revenue and RevPAR increased at Gaylord Texan during the three months ended March 31, 2015, as compared to the same period in 2014, due primarily to increased occupancy due to an increase in transient rooms and increased ADR for both groups and transient. These increases in rooms revenue and RevPAR were partially attributable to a completed rooms renovation project at Gaylord Texan, which resulted in approximately 10,600 room nights out of service in the three months ended March 31, 2014. The rooms renovation project was completed in August 2014. Rooms expenses decreased during the three months ended March 31, 2015, as compared to the same period in 2014, as increased variable expenses associated with the increase in occupancy were offset by the prior year period including non-capitalized costs associated with the rooms renovation project.

The increase in food and beverage revenue at Gaylord Texan during the three months ended March 31, 2015, as compared to the same period in 2014, was primarily due to an increase in banquet revenue. Food and beverage expenses increased in the three months ended March 31, 2015, as compared to the same period in 2014, as a result of increased variable costs associated with the increase in revenue.

Other revenue at Gaylord Texan increased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily as a result of increased collection of attrition and cancellation fees. Other hotel expenses decreased in the three months ended March 31, 2015, as compared to the same period in 2014, primarily as a result of decreased employment costs due to eliminated or open positions.

Depreciation and amortization increased at Gaylord Texan during the three months ended March 31, 2015, as compared to the same period in 2014, primarily as a result of capital expenditures associated with the rooms renovation.

Gaylord National Results. The results of Gaylord National for the three months ended March 31, 2015 and 2014 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2015	2014	% Change
Revenues:
Rooms	$24,446	$22,060	10.8%
Food and beverage	28,946	26,359	9.8%
Other hotel revenue	4,170	5,040	-17.3%

Total revenue	57,562	53,459	7.7%
Operating expenses:
Rooms	9,631	8,625	11.7%
Food and beverage	19,202	17,002	12.9%
Other hotel expenses	18,327	17,605	4.1%
Management fees	794	867	-8.4%
Depreciation and amortization	8,470	8,266	2.5%

Total operating expenses	56,424	52,365	7.8%
Performance metrics:
Occupancy	68.4%	63.9%	7.0%
ADR	$198.89	$192.14	3.5%
RevPAR	$136.08	$122.80	10.8%
Total RevPAR	$320.43	$297.59	7.7%

Rooms revenue and RevPAR increased at Gaylord National during the three months ended March 31, 2015, as compared to the same period in 2014, primarily as a result of an increase in occupancy and ADR for both groups and transient. Rooms expenses increased at Gaylord National during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to increased variable costs associated with the increase in occupancy.

Food and beverage revenue increased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily as a result of increases in banquets and food and beverage outlets. Food and beverage expenses increased in the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to increased variable costs associated with the increase in revenue.

Other revenue at Gaylord National decreased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to a decrease in attrition and cancellation fee collections. Other hotel expenses increased in the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to increased sales and marketing costs.

Depreciation and amortization at Gaylord National increased modestly during the three months ended March 31, 2015, as compared to the same period in 2014.

Entertainment Segment (previously Opry and Attractions)

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	% Change
Revenues	$16,694	$14,248	17.2%
Operating expenses	13,162	12,271	7.3%
Depreciation and amortization	1,412	1,425	-0.9%

Operating income	$2,120	$552	284.1%

Entertainment segment revenue increased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to increases in attendance and additional shows at the Grand Ole Opry and the Ryman Auditorium.

Entertainment operating expenses increased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily as a result of increased variable expenses related to the increase in shows.

Entertainment depreciation expense was stable in the three months ended March 31, 2015, as compared to the same periods in 2013.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	% Change
Operating expenses	$7,094	$6,707	5.8%
Depreciation and amortization	715	1,064	-32.8%

Operating loss	$(7,809)	$(7,771)	0.5%

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, increased in the three months ended March 31, 2015, as compared to the same period in 2014, primarily as a result of an increase in consulting costs.

Corporate and Other depreciation and amortization expense decreased in the three months ended March 31, 2015, as compared with the same period in 2014, primarily due to the disposal in 2014 of certain fixed assets that were no longer required as a result of our conversion to a REIT.

Operating Results – Preopening Costs

During the three months ended March 31, 2015, we incurred $0.6 million in preopening costs related to the AC Hotel. The hotel opened in April 2015.

Operating Results – Impairment and Other Charges

During the three months ended March 31, 2015, we incurred $2.9 million in impairment charges related to assets previously used in special events programming that is being discontinued.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three Months
	Ended March 31,
	2015	2014	% Change
Interest expense	$(13,813)	$(15,670)	-11.9%
Interest income	3,008	3,031	-0.8%
Other gains and (losses), net	(20,232)	11	-184027.3%
(Provision) benefit for income taxes	(321)	484	-166.3%

Interest Expense

Interest expense decreased $1.9 million during the three months ended March 31, 2015, as compared to the same period in 2014, due primarily to the lack of interest expense associated with our 3.75% convertible notes, which matured in October 2014, partially offset by increased interest associated with our $400 million term loan B facility, which we entered into in June 2014.

Cash interest expense increased $1.5 million to $12.4 million in the three months ended March 31, 2015, as compared to the same period in 2014. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, decreased $3.4 million to $1.4 million in the three months ended March 31, 2015, as compared to the same period in 2014.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the periods, was 3.9% and 5.3% for the three months ended March 31, 2015 and 2014, respectively.

Interest Income

Interest income for the three months ended March 31, 2015 and 2014 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

Other Gains and (Losses), net

Other gains and (losses), net for the three months ended March 31, 2015 primarily consists of $20.2 million in losses on the change in the fair value of derivative liabilities associated with portions of the warrants associated with our 3.75% convertible notes, as discussed more fully in Note 7 to the condensed consolidated financial statements included herein.

(Provision) Benefit for Income Taxes

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

For the three months ended March 31, 2015 and 2014, we recorded an income tax (provision) benefit of $(0.3) million and $0.5 million, respectively, related to our current period operations. These results differ from the statutory rate primarily due to the non-taxable income of the REIT, partially offset by the change in valuation allowance required at the TRSs.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the three months ended March 31, 2015, our net cash flows provided by operating activities were $3.9 million, reflecting primarily cash provided by our income before depreciation expense, amortization expense, income tax benefit, stock-based compensation expense, loss on repurchase of warrants and other non-cash charges of approximately $58.9 million, partially offset by unfavorable changes in working capital of approximately $55.1 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties and a decrease in accrued expenses primarily related to the payment of accrued compensation and accrued expenses associated with our hotel holiday programs.

During the three months ended March 31, 2014, our net cash flows provided by operating activities were $29.8 million, reflecting primarily cash provided by our income before depreciation expense, amortization expense, income tax benefit, stock-based compensation expense, and other non-cash charges of approximately $53.6 million, partially offset by unfavorable changes in working capital of approximately $23.7 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at each of our Gaylord Hotels properties and a decrease in accrued expenses primarily related to the payment of accrued compensation and accrued expenses associated with our hotel holiday programs.

Cash Flows From Investing Activities. During the three months ended March 31, 2015, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $18.7 million, partially offset by the receipt of $10.0 million in proceeds related to the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland. Purchases of property, plant and equipment consisted primarily of an expansion of the Ryman Auditorium and ongoing maintenance capital expenditures for our existing properties.

During the three months ended March 31, 2014, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $17.5 million, partially offset by a decrease in restricted cash and cash equivalents associated with the furniture, fixtures and equipment (“FF&E”) reserve we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us. Purchases of property, plant and equipment consisted primarily of a rooms renovation project at Gaylord Texan, ongoing maintenance capital expenditures for our existing properties, and $0.1 million of capitalized personnel costs.

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the three months ended March 31, 2015, our net cash flows used in financing activities were approximately $12.6 million, primarily reflecting $154.7 million to cash settle the remaining 4.7 million warrants associated with our 3.75% convertible notes and the payment of $28.8 million in cash dividends, partially offset by $171.0 million in net borrowings under our credit facility.

During the three months ended March 31, 2014, our net cash flows used in financing activities were approximately $28.0 million, primarily reflecting the payment of $25.5 million in cash dividends.

Liquidity

At March 31, 2015, we had $53.0 million in unrestricted cash and $240.2 million available for borrowing under our $1 billion credit facility, which we are in the process of refinancing. During the three months ended March 31, 2015, we net borrowed $171.0 million under our $1 billion credit facility, cash settled the remaining 4.7 million warrants associated with our 3.75% convertible notes for $154.7 million, paid cash dividends of $28.8 million and incurred capital expenditures of $18.7 million. These net outflows, partially offset by cash flows from operating activities discussed above, were the primary factors in the decrease in our cash balance from December 31, 2014 to March 31, 2015.

We currently plan to pay a quarterly cash dividend of $0.65 per share in July 2015, October 2015, and January 2016, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2015 by spending between $61 million and $71 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, a room renovation at Gaylord Opryland and an expansion of the Ryman Auditorium.

We believe that our cash on hand and cash from operations will be adequate to fund our short-term commitments, as well as: (i) normal operating expenses, (ii) interest expense on long-term debt obligations, (iii) capital lease and operating lease obligations, and (iv) declared dividends. If our existing cash and cash from operations were inadequate to fund such items, we could draw on our credit facility, subject to the satisfaction of covenants in the credit facility. We believe that drawing on this credit facility will not be necessary for general working capital purposes. We may, however, draw on our credit facility for operational and capital needs in the future.

Our outstanding principal debt agreements, none of which mature prior to 2017, are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to their scheduled maturity date.

Principal Debt Agreements

At March 31, 2015, we were in compliance with all covenants related to our outstanding debt.

$1 Billion Credit Facility. On April 18, 2013, we refinanced our previous $925 million credit facility by entering into a $1 billion senior secured credit facility by and among the Operating Partnership, the Company and certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (the “$1 billion credit facility”). At March 31, 2015, the $1 billion credit facility consisted of a $700.0 million senior secured revolving credit facility, which includes a $75.0 million letter of credit sublimit and a $50.0 million sublimit for swingline loans, and a $300.0 million senior secured term loan facility, which was repaid and eliminated in April 2015. The credit facility also includes an accordion feature that allows us to increase the credit facility by a total of up to $500.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The credit facility matures on April 18, 2017, and bears interest at an annual rate of LIBOR plus an adjustable margin based on our consolidated funded indebtedness to total asset value ratio (as defined in the $1 billion credit facility), or the base rate (as defined in the $1 billion credit facility) plus the adjustable margin. The interest rate is currently LIBOR plus 1.85%. Interest on our borrowings is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. Principal is payable in full at maturity. We are required to pay a commitment fee of 0.3% to 0.4% per year of the average unused portion of the $700.0 million revolving credit facility.

The credit facility is guaranteed by us, each of our four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of our subsidiaries. The credit facility is secured by (i) a first mortgage lien on the real property of each of our Gaylord Hotels properties, (ii) pledges of equity interests in our subsidiaries that own the Gaylord Hotels properties, (iii) pledges of equity interests in the Operating Partnership, our subsidiaries that guarantee the $1 billion credit facility, and certain other of our subsidiaries, and (iv) our personal property and the personal property of the Operating Partnership and our subsidiaries that guarantee the credit facility. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event a hotel property is sold).

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

If an event of default shall occur and be continuing under the credit facility, the commitments under the credit facility may be terminated and the principal amount outstanding under the credit facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

At March 31, 2015, $757.5 million of borrowings were outstanding under the credit facility, and the lending banks had issued $2.3 million of letters of credit under the facility, which left $240.2 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million 5% senior notes due 2021. We used substantially all of the $392 million of net proceeds under the $400 million 5% senior notes that we issued in April 2015 to pay down a portion of the outstanding balance under the $1 billion credit facility. We are in the process of refinancing the credit facility to extend the maturity and amend certain covenants. The revolving portion of our credit facility is expected to continue to have an aggregate borrowing capacity of $700 million with the maturity extended to 2019. The term loan B associated with the credit facility will remain outstanding. As a result of the anticipated refinancing, we expect to write off approximately $2 million of deferred financing costs during the second quarter of 2015. There can be no assurance that the amendment will be completed.

$400 Million Term Loan Facility. On June 18, 2014, we entered into an Amendment No. 1 and Joinder Agreement (the “Amendment”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent, to the Company’s Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) for the credit facility.

Pursuant to the Amendment, we added an additional senior secured term loan facility in the aggregate principal amount of up to $400.0 million (the “Term Loan B”) to the Credit Agreement. Proceeds from the Term Loan B were used to repay revolving loans under the Credit Agreement, to repay our 3.75% convertible notes and to settle a part of the warrant transactions described below. The Term Loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At March 31, 2015, the interest rate on the Term Loan B was LIBOR plus 3.0%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million, commencing on September 30, 2014, with the balance due at maturity. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan B in full.

Consistent with our other loans under our credit agreement, the Term Loan B is guaranteed by the Company, each of our four wholly-owned subsidiaries that own the Gaylord Hotels-branded properties, and certain other of our subsidiaries. The Term Loan B is secured by (i) a first mortgage lien on the real property of each of our Gaylord Hotels properties, (ii) pledges of equity interests in our subsidiaries that own the Gaylord Hotels properties, (iii) the personal property of the Company, the Operating Partnership and the guarantors and (iv) all proceeds and products from our Gaylord Hotels properties. Amounts drawn on the Term Loan B are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event a hotel property is sold).

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

$350 Million 5% Senior Notes. On April 3, 2013, the Operating Partnership and RHP Finance Corporation, a subsidiary of the Company, completed the private placement of $350.0 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the $1 billion credit facility. The $350 Million 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $350 Million 5% Senior Notes have a maturity date of April 15, 2021 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning October 15, 2013. The $350 Million 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness and senior in right of payment to future subordinated indebtedness, if any. The $350 Million 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $350 Million 5% Senior Notes will be effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $350 Million 5% Senior Notes.

The issuing subsidiaries may redeem the $350 Million 5% Senior Notes on or before April 15, 2016, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date plus a make-whole redemption premium. The $350 Million 5% Senior Notes will be redeemable, in whole or in part, at any time on or after April 15, 2016 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.75%, 102.50%, 101.25%, and 100.00% beginning on April 15 of 2016, 2017, 2018, and 2019, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

In connection with the issuance of the $350 Million 5% Senior Notes, we completed a registered offer to exchange the $350 Million 5% Senior Notes for registered notes with substantially identical terms as the $350 Million 5% Senior Notes in November 2013.

$400 Million 5% Senior Notes. In April 2015, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the credit facility. The $400 Million 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $400 Million 5% Senior Notes have a maturity date of April 15, 2023 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning October 15, 2015. The $400 Million 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness and senior in right of payment to future subordinated indebtedness. The $400 Million 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 5% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 5% Senior Notes.

The issuing subsidiaries may redeem the $400 Million 5% Senior Notes before April 15, 2018, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date plus a make-whole redemption premium. The $400 Million 5% Senior Notes will be redeemable, in whole or in part, at any time on or after April 15, 2018 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.75%, 102.50%, 101.25%, and 100.00% beginning on April 15 of 2018, 2019, 2020, and 2021, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

The net proceeds from the issuance of the $400 Million 5% Senior Notes totaled approximately $392 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used substantially all of these proceeds to repay amounts outstanding under our $300 million term loan, eliminating the term loan, and to repay a portion of the amounts outstanding under the revolving credit facility portion of the credit facility.

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

Off-Balance Sheet Arrangements

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our credit facility had issued $2.3 million of letters of credit at March 31, 2015. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2015, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)(2)	$1,510,500	$6,000	$757,500	$—	$747,000
Capital leases	898	224	39	42	593
Operating leases (3)	626,219	4,706	8,873	8,892	603,748
Construction commitments (4)	19,854	19,854	—	—	—

Total contractual obligations	$2,157,471	$30,784	$766,412	$8,934	$1,351,341

(1)	Long-term debt commitments do not include approximately $221.9 million in interest payments projected to be due in future years (less than 1 year – $48.2 million; 1-3 years – $80.7 million; 3-5 years – $63.6 million; more than 5 years – $29.4 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at March 31, 2015 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the interest we paid during 2014, 2013 and 2012.
(2)	In April 2015, we completed the private placement of $400.0 million in aggregate principal amount of 5% senior notes due 2023. We used the net proceeds of approximately $392 million to repay amounts outstanding under our $1 billion credit facility.
(3)	Total operating lease commitments of $626.2 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(4)

With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2015, the amount funded into the reserve accounts will be 5.0% of the respective property’s total annual revenue. At March 31, 2015, $19.9 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

Due to the uncertainty with respect to the timing of future cash payments associated with our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan, we cannot make reasonably certain estimates of the period of cash settlement. Therefore, these obligations have been excluded from the contractual obligations table above. See Note 7 and Note 8 to our Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion related to these obligations.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets, stock-based compensation, depreciation and amortization, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no newly identified critical accounting policies in the first three months of 2015 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under our $1 billion credit facility bear interest at an annual rate of LIBOR plus 1.85%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $757.5 million in borrowings outstanding under our $1 billion credit facility at March 31, 2015 would increase by approximately $7.6 million.

Borrowings outstanding under our $400 million term loan B currently bear interest at an annual rate of LIBOR plus 3.0%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $397.0 million in borrowings outstanding under our $400 term loan B at March 31, 2015 would increase by approximately $4.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at March 31, 2015. As a result, the interest rate market risk implicit in these investments at March 31, 2015, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At March 31, 2015, the value of the investments in the pension fund was $74.8 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $7.5 million.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to certain litigation, as described in Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included herein and which is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

There have been no material changes in our “Risk Factors” as previously set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: May 7, 2015	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

4.1	Indenture, dated April 14, 2015, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 14, 2015).

4.2	Form of 5.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 14, 2015).

4.3	Registration Rights Agreement, dated April 14, 2015, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., the Guarantors (as described therein) and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Securities LLC, U.S. Bancorp Investments, Inc. and Credit Agricole Securities (USA) Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 14, 2015).

10.1*#	Fourth Amendment to Executive Employment Agreement dated as of March 1, 2015, by and between the Company and Mark Fioravanti.

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.