Form 10-Q
period 2015-06-30
Ryman Hospitality Properties, Inc.
filed 2015-08-06
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2015
Common Stock, par value $.01	51,283,098 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2015

INDEX

		Page

Part I - Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets (Unaudited) - June 30, 2015 and December 31, 2014	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) - For the Three Months and Six Months Ended June 30, 2015 and 2014	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Six Months Ended June 30, 2015 and 2014	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	49

Item 4.	Controls and Procedures.	50

Part II - Other Information

Item 1.	Legal Proceedings.	50

Item 1A.	Risk Factors.	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	50

Item 3.	Defaults Upon Senior Securities.	50

Item 4.	Mine Safety Disclosures.	50

Item 5.	Other Information.	50

Item 6.	Exhibits.	50

SIGNATURES		51

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2015	December 31, 2014
ASSETS:
Property and equipment, net of accumulated depreciation	$2,015,099	$2,036,261
Cash and cash equivalents – unrestricted	41,319	76,408
Cash and cash equivalents – restricted	25,270	17,410
Notes receivable	152,615	149,612
Trade receivables, less allowance of $353 and $704, respectively	68,512	45,188
Deferred financing costs	27,587	21,646
Prepaid expenses and other assets	59,141	66,621

Total assets	$2,389,543	$2,413,146

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,493,239	$1,341,555
Accounts payable and accrued liabilities	137,647	166,848
Deferred income tax liabilities, net	14,626	14,284
Deferred management rights proceeds	184,635	183,423
Dividends payable	33,931	29,133
Derivative liabilities	—	134,477
Other liabilities	143,939	142,019
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,283 and 51,044 shares issued and outstanding, respectively	513	510
Additional paid-in capital	883,590	882,193
Treasury stock of 499 and 477 shares, at cost	(9,323)	(8,002)
Accumulated deficit	(467,019)	(446,963)
Accumulated other comprehensive loss	(26,235)	(26,331)

Total stockholders’ equity	381,526	401,407

Total liabilities and stockholders’ equity	$2,389,543	$2,413,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rooms	$104,540	$99,376	$199,261	$190,458
Food and beverage	119,042	109,959	237,373	227,203
Other hotel revenue	22,253	23,595	45,655	47,472
Entertainment (previously Opry and Attractions)	28,201	24,983	44,895	39,231

Total revenues	274,036	257,913	527,184	504,364

Operating expenses:
Rooms	26,802	26,903	52,869	54,381
Food and beverage	64,789	61,058	129,864	124,240
Other hotel expenses	70,109	68,823	140,405	140,925
Management fees	3,791	3,952	7,303	7,863

Total hotel operating expenses	165,491	160,736	330,441	327,409
Entertainment (previously Opry and Attractions)	16,659	15,411	29,821	27,682
Corporate	6,273	6,048	13,367	12,755
Preopening costs	199	—	791	—
Impairment and other charges	—	—	2,890	—
Depreciation and amortization	28,399	28,232	56,969	56,235

Total operating expenses	217,021	210,427	434,279	424,081

Operating income	57,015	47,486	92,905	80,283
Interest expense	(17,814)	(15,472)	(31,627)	(31,142)
Interest income	3,393	3,038	6,401	6,069
Loss on extinguishment of debt	—	(2,148)	—	(2,148)
Other gains and (losses), net	(339)	(4,337)	(20,571)	(4,326)

Income before income taxes	42,255	28,567	47,108	48,736

Provision for income taxes	(866)	(576)	(1,187)	(92)

Net income	41,389	27,991	45,921	48,644
Loss on call spread and warrant modifications related to convertible notes	—	(4,952)	—	(4,952)

Net income available to common shareholders	$41,389	$23,039	$45,921	$43,692

Basic income per share available to common shareholders	$0.81	$0.45	$0.90	$0.86

Fully diluted income per share available to common shareholders	$0.80	$0.38	$0.89	$0.73

Dividends declared per common share	$0.65	$0.55	$1.30	$1.10

Comprehensive income, net of deferred taxes	$41,426	$27,944	$46,017	$48,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

(In thousands)

	2015	2014
Cash Flows from Operating Activities:
Net income	$45,921	$48,644
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	244	(1,088)
Depreciation and amortization	56,969	56,235
Amortization of deferred financing costs	2,854	2,837
Amortization of discount on convertible notes	—	6,028
Impairment and other charges	2,890	—
Loss on extinguishment of debt	—	2,148
Loss on repurchase of warrants	20,246	4,496
Write-off of deferred financing costs	1,928	—
Stock-based compensation expense	3,057	2,728
Changes in:
Trade receivables	(23,324)	(4,135)
Interest receivable	(3,003)	(2,609)
Accounts payable and accrued liabilities	(32,750)	(23,579)
Other assets and liabilities	578	4

Net cash flows provided by operating activities	75,610	91,709

Cash Flows from Investing Activities:
Purchases of property and equipment	(38,818)	(35,773)
Proceeds from sale of Peterson LOI	10,000	—
(Increase) decrease in restricted cash and cash equivalents	(7,860)	6,268
Other investing activities	340	398

Net cash flows used in investing activities	(36,338)	(29,107)

Cash Flows from Financing Activities:
Net repayments under credit facility	(246,000)	(209,500)
Borrowings (repayments) under term loan B	(2,000)	400,000
Issuance of senior notes	400,000	—
Repurchase and conversion of convertible notes	—	(126,541)
Repurchase of common stock warrants	(154,681)	(50,775)
Deferred financing costs paid	(10,723)	(8,158)
Payment of dividend	(62,070)	(53,389)
Proceeds from exercise of stock option and purchase plans	1,430	2,309
Other financing activities	(317)	(284)

Net cash flows used in financing activities	(74,361)	(46,338)

Net change in cash and cash equivalents	(35,089)	16,264
Cash and cash equivalents – unrestricted, beginning of period	76,408	61,579

Cash and cash equivalents – unrestricted, end of period	$41,319	$77,843

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

Acquisition

In December 2014, the Company purchased from an affiliate of The Peterson Companies (the developer of the National Harbor, Maryland development in which Gaylord National Resort and Convention Center (“Gaylord National”) is located) the AC Hotel, a 192-room hotel previously operated as the Aloft Hotel at National Harbor for a purchase price of $21.8 million (the “AC Hotel”). The transaction required that the property be transferred to the Company unencumbered by any existing hotel franchise or management agreements. The Company has rebranded the hotel and Marriott is now operating the property in conjunction with the Gaylord National pursuant to a separate management agreement. The hotel opened in April 2015. Simultaneously with the purchase of this hotel, the Company also acquired from an affiliate of The Peterson Companies a vacant one-half acre parcel of land located in close proximity to Gaylord National, suitable for development of a hotel or other permitted uses. In December 2014, the Company paid $21.2 million of the combined purchase price, including transaction costs, in cash and issued a $6.0 million note payable to an affiliate of The Peterson Companies, which is due in January 2016 and bears interest at an Applicable Federal Rate as determined by the Internal Revenue Service and is shown in Note 7.

Reclassifications

In January 2015, the hospitality industry’s Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition became effective. This revised edition contains updates to the classifications of certain hotel financial information, including the reclassification of technology-related revenue from other hotel revenue to food and beverage revenue and the reclassification of revenue management expense from rooms expense to other hotel expense. In order to be more aligned with its peers in the hospitality REIT industry, the Company adopted the updates in its 2015 presentation. As a result, $6.6 million and $13.8 million, respectively, of other hotel revenue has been reclassified as food and beverage revenue and $1.0 million and $2.1 million, respectively, of rooms expense has been reclassified as other hotel expense in the accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 2014.

Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” the core principle of which is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, companies will need to use more judgment and make more estimates than under today’s guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is currently effective for the Company in the first quarter of 2018. The Company is currently evaluating the effects of this ASU on its financial statements, and such effects have not yet been determined.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest,” which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The Company expects to adopt this ASU in the fourth quarter of 2015 and, other than the movement of deferred financing costs from an asset to a liability, does not expect this adoption to have a material impact on the Company’s consolidated financial statements.

2. DEFERRED MANAGEMENT RIGHTS PROCEEDS:

The Company restructured its business operations to facilitate its qualification as a REIT for federal income tax purposes (the “REIT conversion”) during 2012 and has elected to be taxed as a REIT commencing with the year ended December 31, 2013.

On October 1, 2012, the Company consummated its agreement to sell the Gaylord Hotels brand and rights to manage the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”) and Gaylord National, which the Company refers to collectively as the “Gaylord Hotels properties,” to Marriott International, Inc. (“Marriott”) for $210.0 million in cash. Effective October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the Gaylord Hotels properties pursuant to a management agreement for each Gaylord Hotel property.

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

3. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares outstanding – basic	51,269	50,814	51,196	50,719
Effect of dilutive stock-based compensation	332	464	366	519
Effect of convertible notes	—	6,033	—	5,798
Effect of common stock warrants	—	3,224	—	3,042

Weighted average shares outstanding – diluted	51,601	60,535	51,562	60,078

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

In connection with the issuance of the Convertible Notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes whereby the warrant holders could purchase shares of the Company’s stock. At separate times during 2014, the Company modified the agreements with each of the counterparties to cash settle the warrants as described in Note 7. As a result of these modifications, the warrants were settled in cash during 2014 and the first quarter of 2015 and did not affect the calculation of diluted earnings per share for the three months and six months ended June 30, 2015.

In May and June 2014, the Company modified the agreements with note hedge counterparties to cash settle a portion of the warrants as described in Note 7. In April 2014, the Company entered into agreements with the note hedge counterparties to proportionately reduce the number of purchased call options and the warrants discussed above in conjunction with a repurchase of a portion of the Convertible Notes. Each of these agreements were considered modifications to the purchased call options and warrants (as applicable), and based on the terms of the agreements, the Company recognized a charge of $5.0 million in the three months and six months ended June 30, 2014. This charge was recorded as an increase to accumulated deficit and derivative liability, as the liability was settled in cash. These charges also represent a deduction from net income in calculating net income available to common shareholders and earnings per share available to common shareholders in the accompanying condensed consolidated statements of operations.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is composed of amounts related to the Company’s minimum pension liability. During the three months and six months ended June 30, 2015, the Company recorded no other comprehensive income and reclassified $0.1 million and $0.2 million, respectively, from accumulated other comprehensive loss into operating expenses in the Company’s condensed consolidated statements of operations included herein. During the three months and six months ended June 30, 2014, the Company recorded no other comprehensive income and reclassified $(0.1) million and $(0.2) million, respectively, from accumulated other comprehensive (income) loss into operating expenses.

5. PROPERTY AND EQUIPMENT:

Property and equipment at June 30, 2015 and December 31, 2014 is recorded at cost and summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Land and land improvements	$254,393	$254,013
Buildings	2,359,139	2,340,555
Furniture, fixtures and equipment	589,359	576,453
Construction-in-progress	23,661	26,046

	3,226,552	3,197,067
Accumulated depreciation	(1,211,453)	(1,160,806)

Property and equipment, net	$2,015,099	$2,036,261

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

During the three months ended June 30, 2015 and 2014, the Company recorded interest income of $3.4 million and $3.0 million, respectively, on these bonds. During the six months ended June 30, 2015 and 2014, the Company recorded interest income of $6.4 million and $6.1 million, respectively, on these bonds. The Company received payments of $3.4 million and $3.5 million during the six months ended June 30, 2015 and 2014, respectively, relating to these notes receivable.

7. DEBT:

The Company’s debt and capital lease obligations at June 30, 2015 and December 31, 2014 consisted of (in thousands):

	June 30, 2015	December 31, 2014
Credit Facility, terms as set forth below	$340,500	$586,500
$400 Million Term Loan B, interest at LIBOR plus 2.75%, maturing January 15, 2021	396,000	398,000
$350 Million Senior Notes, interest at 5.0%, maturing April 15, 2021	350,000	350,000
$400 Million Senior Notes, interest at 5.0%, maturing April 15, 2023	400,000	—
AC Hotel Note Payable, terms as set forth in Note 1	6,000	6,000
Capital lease obligations	739	1,055

Total debt	1,493,239	1,341,555
Less amounts due within one year	(6,070)	(377)

Total long-term debt	$1,487,169	$1,341,178

At June 30, 2015, the Company was in compliance with all of its covenants related to its outstanding debt.

Credit Facility

On June 5, 2015, the Company entered into Amendment No. 2 (the “Amendment”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, to the Company’s Fourth Amended and Restated Credit Agreement (the “Credit Facility”). Prior to the Amendment, the Company’s Credit Facility consisted of a $700.0 million senior secured revolving credit facility (the “revolving credit facility”), a $300.0 million senior secured term loan facility (the “term loan A”), and a $400 million senior secured term loan facility (the “term loan B”). Following the Amendment, the Company’s Credit Facility consists of the revolving credit facility and the term loan B, which matures on January 15, 2021. The Company paid off the previously outstanding term loan A during the second quarter of 2015 with a substantial portion of the proceeds from the Operating Partnership’s and Finco’s private placement of $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”), and the term loan A was eliminated.

Pursuant to the Amendment, the Company extended the maturity date of the revolving credit facility under the Credit Facility to June 5, 2019 and provided for two additional six-month extension options, at the election of the Company. In addition, the Amendment lowered the adjustable margin (the “Applicable Margin”) for determining the interest rate on revolving loans based on the Company’s consolidated funded indebtedness to total asset value ratio (as defined in the Credit Facility). Interest on the Company’s borrowings under the revolving credit facility is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. The effective interest rate at June 30, 2015 was LIBOR plus 1.60%. Principal is payable in full at maturity. Further, the unused commitment fee was reduced to 0.2% to 0.3% per year of the average unused portion of the revolving credit facility. The Company’s term loan B remains outstanding.

The Credit Facility continues to be guaranteed by the Company, each of its four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other subsidiaries of the Company. The loans continue to be secured by (i) a first mortgage lien on the real property of each of the Company’s Gaylord Hotels properties, (ii) pledges of equity interests in the Company’s subsidiaries that own the Gaylord Hotels properties, (iii) the personal property of the Company, the Operating Partnership and the subsidiaries that guarantee the Credit Facility and (iv) all proceeds and products from the Company’s Gaylord Hotels properties.

In addition, the revolving credit facility and term loan B continue to be subject to certain covenants contained in the Credit Facility, which among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.

If an event of default occurs and is continuing under the Credit Facility, the commitments under the Credit Facility may be terminated and the principal amount outstanding under the Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

As a result of the Amendment, the Company wrote off $1.9 million of deferred financing costs during the three months and six months ended June 30, 2015, which are included in interest expense in the accompanying condensed consolidated statements of operations.

$400 Million 5% Senior Notes

On April 14, 2015, the Operating Partnership and Finco completed the private placement of the $400 Million 5% Senior Notes. The $400 Million 5% Senior Notes are general unsecured senior obligations of the Company’s issuing subsidiaries and are guaranteed by the Company and its subsidiaries that guarantee the Credit Facility. The $400 Million 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $400 Million 5% Senior Notes have a maturity date of April 15, 2023 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning October 15, 2015. The $400 Million 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including $350.0 million in aggregate principal amount of issuing subsidiaries’ senior unsecured notes due 2021 (the “$350 Million 5% Senior Notes”), and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 5% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 5% Senior Notes.

The issuing subsidiaries may redeem the $400 Million 5% Senior Notes before April 15, 2018, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date plus a make-whole redemption premium. The $400 Million 5% Senior Notes will be redeemable, in whole or in part, at any time on or after April 15, 2018 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.75%, 102.50%, 101.25% and 100.00% beginning on April 15 of 2018, 2019, 2020 and 2021, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

The net proceeds from the issuance of the $400 Million 5% Senior Notes totaled approximately $392 million, after deducting the initial purchasers’ discounts, commissions and estimated offering expenses. The Company used substantially all of these proceeds to repay amounts outstanding under its Credit Facility, including the elimination of its $300 million term loan A, and to repay a portion of the amounts outstanding under the revolving credit facility portion of the Credit Facility.

Warrants Related to 3.75% Convertible Senior Notes

Separately and concurrently with the 2009 issuance of its previous Convertible Notes, the Company also entered into warrant transactions whereby it sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes. The warrants entitled the counterparties to purchase shares of the Company’s common stock. Pursuant to December 2014 agreements with the remaining note hedge counterparties, the Company cash settled the remaining 4.7 million warrants in the first quarter of 2015. As the modification required the warrants to be cash settled, the fair value of the warrants was reclassified from stockholders’ equity to a derivative liability on the modification date. In the first quarter of 2015, the Company settled this repurchase for total consideration of $154.7 million and recorded a $20.2 million loss on the change in the fair value of the derivative liability from December 31, 2014 through the settlement date, which is included in other gains and losses, net in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2015.

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

During the six months ended June 30, 2015, the Company granted 0.2 million restricted stock units with a weighted-average grant date fair value of $59.09 per award. There were 0.5 million and 0.6 million restricted stock units outstanding at June 30, 2015 and December 31, 2014, respectively.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.5 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively, and $3.1 million and $2.7 million for the six months ended June 30, 2015 and 2014, respectively.

9. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension (income) expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$986	$1,045	$1,972	$2,089
Expected return on plan assets	(1,188)	(1,410)	(2,376)	(2,819)
Amortization of net actuarial loss	309	147	617	295

Total net periodic pension (income) expense	$107	$(218)	$213	$(435)

Net postretirement benefit income reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$53	$54	$106	$109
Amortization of net actuarial loss	118	104	236	209
Amortization of prior service credit	(329)	(328)	(657)	(657)

Total net postretirement benefit income	$(158)	$(170)	$(315)	$(339)

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

The income tax provision related to the current period operations of the Company was $0.9 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $1.2 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. These results differ from the statutory rate primarily due to the non-taxable income of the REIT, partially offset by the change in valuation allowance required at the TRSs.

At June 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits.

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

On June 9, 2015, the Company’s board of directors declared the Company’s second quarter 2015 cash dividend in the amount of $0.65 per share of common stock, or an aggregate of approximately $33.3 million in cash, which was paid on July 15, 2015 to stockholders of record as of the close of business on June 30, 2015.

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

At June 30, 2015 and December 31, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan. These investments consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.

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

The Company had no liabilities required to be measured at fair value at June 30, 2015. The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, were as follows (in thousands):

	June 30, 2015	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$19,898	$19,898	$—	$—

Total assets measured at fair value	$19,898	$19,898	$—	$—

	December 31, 2014	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$19,712	$19,712	$—	$—

Total assets measured at fair value	$19,712	$19,712	$—	$—

Warrant liability	$134,477	$—	$134,477	$—

Total liabilities measured at fair value	$134,477	$—	$134,477	$—

The remainder of the assets and liabilities held by the Company at June 30, 2015 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 6 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, in connection with the development of Gaylord National, the Company received two bonds (“Series A Bond” and “Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $87.0 million and $65.6 million, respectively, at June 30, 2015. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value at June 30, 2015 and the fair value of the Series B Bond was approximately $54 million at June 30, 2015. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired at June 30, 2015.

The fair value of the outstanding $350 Million 5% Senior Notes, based upon quoted market prices, which the Company considers as Level 1, was $351.8 million at June 30, 2015.

The fair value of the outstanding $400 Million 5% Senior Notes, based upon quoted market prices, which the Company considers as Level 1, was $394.0 million at June 30, 2015.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Hospitality	$245,835	$232,930	$482,289	$465,133
Entertainment (previously Opry and Attractions)	28,201	24,983	44,895	39,231
Corporate and Other	—	—	—	—

Total	$274,036	$257,913	$527,184	$504,364

Depreciation and amortization:
Hospitality	$26,349	$26,003	$52,792	$51,517
Entertainment (previously Opry and Attractions)	1,353	1,231	2,765	2,656
Corporate and Other	697	998	1,412	2,062

Total	$28,399	$28,232	$56,969	$56,235

Operating income (loss):
Hospitality	$53,995	$46,191	$99,056	$86,207
Entertainment (previously Opry and Attractions)	10,189	8,341	12,309	8,893
Corporate and Other	(6,970)	(7,046)	(14,779)	(14,817)
Preopening costs	(199)	—	(791)	—
Impairment and other charges	—	—	(2,890)	—

Total operating income	57,015	47,486	92,905	80,283
Interest expense	(17,814)	(15,472)	(31,627)	(31,142)
Interest income	3,393	3,038	6,401	6,069
Loss on extinguishment of debt	—	(2,148)	—	(2,148)
Other gains and (losses), net	(339)	(4,337)	(20,571)	(4,326)

Income before income taxes	$42,255	$28,567	$47,108	$48,736

15. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

The $350 Million 5% Senior Notes and the $400 Million 5% Senior Notes were each issued by the Operating Partnership and Finco and are guaranteed on a senior unsecured basis by the Company, each of the Company’s four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which guarantees the Operating Partnership’s Credit Facility (such subsidiary guarantors, together with the Company, the “Guarantors”). The subsidiary Guarantors are 100% owned, and the guarantees are full and unconditional and joint and several. Not all of the Company’s subsidiaries have guaranteed the Company’s $350 Million 5% Senior Notes and the $400 Million 5% Senior Notes.

The following condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$6,564	$—	$1,662,903	$345,632	$—	$2,015,099
Cash and cash equivalents – unrestricted	97	1,290	47	39,885	—	41,319
Cash and cash equivalents – restricted	—	—	—	25,270	—	25,270
Notes receivable	—	—	—	152,615	—	152,615
Trade receivables, less allowance	—	—	—	68,512	—	68,512
Deferred financing costs	—	27,587	—	—	—	27,587
Prepaid expenses and other assets	7,005	—	110,238	54,368	(112,470)	59,141
Intercompany receivables, net	—	—	1,168,963	—	(1,168,963)	—
Investments	986,492	2,795,065	531,962	697,391	(5,010,910)	—

Total assets	$1,000,158	$2,823,942	$3,474,113	$1,383,673	$(6,292,343)	$2,389,543

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,492,500	$—	$739	$—	$1,493,239
Accounts payable and accrued liabilities	219	8,716	226	241,237	(112,751)	137,647
Deferred income tax liabilities, net	7,056	(21)	594	6,997	—	14,626
Deferred management rights proceeds	—	—	—	184,635	—	184,635
Dividends payable	33,931	—	—	—	—	33,931
Other liabilities	—	—	82,064	61,592	283	143,939
Intercompany payables, net	577,426	368,968	—	222,571	(1,168,965)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	513	1	1	2,387	(2,389)	513
Additional paid-in-capital	883,590	1,066,007	2,812,431	1,213,325	(5,091,763)	883,590
Treasury stock	(9,323)	—	—	—	—	(9,323)
Accumulated deficit	(467,019)	(112,229)	578,797	(523,575)	57,007	(467,019)
Accumulated other comprehensive loss	(26,235)	—	—	(26,235)	26,235	(26,235)

Total stockholders’ equity	381,526	953,779	3,391,229	665,902	(5,010,910)	381,526

Total liabilities and stockholders’ equity	$1,000,158	$2,823,942	$3,474,113	$1,383,673	$(6,292,343)	$2,389,543

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$6,574	$—	$1,691,996	$337,691	$—	$2,036,261
Cash and cash equivalents – unrestricted	392	1,001	36	74,979	—	76,408
Cash and cash equivalents – restricted	—	—	—	17,410	—	17,410
Notes receivable	—	—	—	149,612	—	149,612
Trade receivables, less allowance	—	—	—	45,188	—	45,188
Deferred financing costs	—	21,646	—	—	—	21,646
Prepaid expenses and other assets	16,908	33	75,335	50,713	(76,368)	66,621
Intercompany receivables, net	—	219,772	1,073,805	—	(1,293,577)	—
Investments	1,587,425	2,767,163	526,645	695,896	(5,577,129)	—

Total assets	$1,611,299	$3,009,615	$3,367,817	$1,371,489	$(6,947,074)	$2,413,146

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,340,500	$—	$1,055	$—	$1,341,555
Accounts payable and accrued liabilities	36	7,248	216	235,999	(76,651)	166,848
Deferred income tax liabilities, net	7,258	—	616	6,410	—	14,284
Deferred management rights proceeds	—	—	—	183,423	—	183,423
Dividends payable	29,133	—	—	—	—	29,133
Derivative liabilities	134,477	—	—	—	—	134,477
Other liabilities	—	—	79,382	62,354	283	142,019
Intercompany payables, net	1,038,988	—	—	254,589	(1,293,577)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	510	1	1	2,387	(2,389)	510
Additional paid-in-capital	882,193	1,741,705	2,803,719	1,183,941	(5,729,365)	882,193
Treasury stock	(8,002)	—	—	—	—	(8,002)
Accumulated deficit	(446,963)	(79,839)	483,883	(532,338)	128,294	(446,963)
Accumulated other comprehensive loss	(26,331)	—	—	(26,331)	26,331	(26,331)

Total stockholders’ equity	401,407	1,661,867	3,287,603	627,659	(5,577,129)	401,407

Total liabilities and stockholders’ equity	$1,611,299	$3,009,615	$3,367,817	$1,371,489	$(6,947,074)	$2,413,146

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$104,540	$—	$104,540
Food and beverage	—	—	—	119,042	—	119,042
Other hotel revenue	—	—	74,776	26,685	(79,208)	22,253
Entertainment (previously Opry and Attractions)	58	—	—	28,190	(47)	28,201

Total revenues	58	—	74,776	278,457	(79,255)	274,036
Operating expenses:
Rooms	—	—	—	26,802	—	26,802
Food and beverage	—	—	—	64,789	—	64,789
Other hotel expenses	—	—	10,900	133,878	(74,669)	70,109
Management fees	—	—	—	3,791	—	3,791

Total hotel operating expenses	—	—	10,900	229,260	(74,669)	165,491
Entertainment (previously Opry and Attractions)	—	—	—	16,705	(46)	16,659
Corporate	121	333	2	5,817	—	6,273
Corporate overhead allocation	2,534	—	2,006	—	(4,540)	—
Preopening costs	—	—	—	199	—	199
Depreciation and amortization	31	—	14,729	13,639	—	28,399

Total operating expenses	2,686	333	27,637	265,620	(79,255)	217,021

Operating income (loss)	(2,628)	(333)	47,139	12,837	—	57,015

Interest expense	—	(17,912)	2	96	—	(17,814)
Interest income	—	—	—	3,393	—	3,393
Other gains and (losses), net	(60)	—	—	(279)	—	(339)

Income (loss) before income taxes	(2,688)	(18,245)	47,141	16,047	—	42,255
(Provision) benefit for income taxes	—	22	(123)	(765)	—	(866)
Equity in subsidiaries’ earnings, net	44,077	—	—	—	(44,077)	—

Net income (loss)	$41,389	$(18,223)	$47,018	$15,282	$(44,077)	$41,389

Comprehensive income (loss)	$41,426	$(18,223)	$47,018	$15,319	$(44,114)	$41,426

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$99,376	$—	$99,376
Food and beverage	—	—	—	109,959	—	109,959
Other hotel revenue	—	—	74,926	28,121	(79,452)	23,595
Entertainment (previously Opry and Attractions)	84	—	—	24,929	(30)	24,983

Total revenues	84	—	74,926	262,385	(79,482)	257,913
Operating expenses:
Rooms	—	—	—	26,903	—	26,903
Food and beverage	—	—	—	61,058	—	61,058
Other hotel expenses	—	—	11,167	132,485	(74,829)	68,823
Management fees	—	—	—	3,952	—	3,952

Total hotel operating expenses	—	—	11,167	224,398	(74,829)	160,736
Entertainment (previously Opry and Attractions)	—	—	—	15,442	(31)	15,411
Corporate	19	316	—	5,713	—	6,048
Corporate overhead allocation	2,579	—	2,043	—	(4,622)	—
Depreciation and amortization	21	—	14,915	13,296	—	28,232

Total operating expenses	2,619	316	28,125	258,849	(79,482)	210,427

Operating income (loss)	(2,535)	(316)	46,801	3,536	—	47,486
Interest expense	(5,437)	(10,034)	—	(1)	—	(15,472)
Interest income	—	—	—	3,038	—	3,038
Loss on extinguishment of debt	(2,148)	—	—	—	—	(2,148)
Other gains and (losses), net	(4,496)	—	—	159	—	(4,337)

Income (loss) before income taxes	(14,616)	(10,350)	46,801	6,732	—	28,567
(Provision) benefit for income taxes	41	—	(515)	(102)	—	(576)
Equity in subsidiaries’ earnings, net	42,566	—	—	—	(42,566)	—

Net income (loss)	$27,991	$(10,350)	$46,286	$6,630	$(42,566)	$27,991

Comprehensive income (loss)	$27,944	$(10,350)	$46,286	$6,583	$(42,519)	$27,944

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$199,261	$—	$199,261
Food and beverage	—	—	—	237,373	—	237,373
Other hotel revenue	—	—	150,336	54,353	(159,034)	45,655
Entertainment (previously Opry and Attractions)	115	—	—	44,897	(117)	44,895

Total revenues	115	—	150,336	535,884	(159,151)	527,184
Operating expenses:
Rooms	—	—	—	52,869	—	52,869
Food and beverage	—	—	—	129,864	—	129,864
Other hotel expenses	—	—	21,868	268,657	(150,120)	140,405
Management fees	—	—	—	7,303	—	7,303

Total hotel operating expenses	—	—	21,868	458,693	(150,120)	330,441
Entertainment (previously Opry and Attractions)	—	—	—	29,938	(117)	29,821
Corporate	173	649	2	12,543	—	13,367
Corporate overhead allocation	4,999	—	3,915	—	(8,914)	—
Preopening costs	—	—	—	791	—	791
Impairment and other charges	—	—	—	2,890	—	2,890
Depreciation and amortization	63	—	29,515	27,391	—	56,969

Total operating expenses	5,235	649	55,300	532,246	(159,151)	434,279

Operating income (loss)	(5,120)	(649)	95,036	3,638	—	92,905

Interest expense	—	(31,763)	2	134	—	(31,627)
Interest income	—	—	—	6,401	—	6,401
Other gains and (losses), net	(20,246)	—	—	(325)	—	(20,571)

Income (loss) before income taxes	(25,366)	(32,412)	95,038	9,848	—	47,108
(Provision) benefit for income taxes	—	22	(124)	(1,085)	—	(1,187)
Equity in subsidiaries’ earnings, net	71,287	—	—	—	(71,287)	—

Net income (loss)	$45,921	$(32,390)	$94,914	$8,763	$(71,287)	$45,921

Comprehensive income (loss)	$46,017	$(32,390)	$94,914	$8,859	$(71,383)	$46,017

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$190,458	$—	$190,458
Food and beverage	—	—	—	227,203	—	227,203
Other hotel revenue	—	—	142,786	56,693	(152,007)	47,472
Entertainment (previously Opry and Attractions)	84	—	—	39,178	(31)	39,231

Total revenues	84	—	142,786	513,532	(152,038)	504,364
Operating expenses:
Rooms	—	—	—	54,381	—	54,381
Food and beverage	—	—	—	124,240	—	124,240
Other hotel expenses	—	—	22,868	260,702	(142,645)	140,925
Management fees	—	—	—	7,863	—	7,863

Total hotel operating expenses	—	—	22,868	447,186	(142,645)	327,409
Entertainment (previously Opry and Attractions)	—	—	—	27,713	(31)	27,682
Corporate	19	620	1	12,115	—	12,755
Corporate overhead allocation	5,399	—	3,963	—	(9,362)	—
Depreciation and amortization	21	—	29,817	26,397	—	56,235

Total operating expenses	5,439	620	56,649	513,411	(152,038)	424,081

Operating income (loss)	(5,355)	(620)	86,137	121	—	80,283
Interest expense	(11,896)	(19,237)	—	(9)	—	(31,142)
Interest income	—	—	—	6,069	—	6,069
Loss on extinguishment of debt	(2,148)	—	—	—	—	(2,148)
Other gains and (losses), net	(4,496)	—	—	170	—	(4,326)

Income (loss) before income taxes	(23,895)	(19,857)	86,137	6,351	—	48,736
(Provision) benefit for income taxes	—	—	(911)	819	—	(92)
Equity in subsidiaries’ earnings, net	72,539	—	—	—	(72,539)	—

Net income (loss)	$48,644	$(19,857)	$85,226	$7,170	$(72,539)	$48,644

Comprehensive income (loss)	$48,544	$(19,857)	$85,226	$7,070	$(72,439)	$48,544

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$205,079	$(140,988)	$398	$11,121	$—	$75,610

Purchases of property and equipment	(53)	—	(387)	(38,378)	—	(38,818)
Proceeds from sale of Peterson LOI	10,000	—	—	—	—	10,000
Increase in restricted cash and cash equivalents	—	—	—	(7,860)	—	(7,860)
Other investing activities	—	—	—	340	—	340

Net cash provided by (used in) investing activities	9,947	—	(387)	(45,898)	—	(36,338)

Net borrowings under credit facility	—	(246,000)	—	—	—	(246,000)
Repayments under term loan B	—	(2,000)	—	—	—	(2,000)
Issuance of senior notes	—	400,000	—	—	—	400,000
Repurchase of common stock warrants	(154,681)	—	—	—	—	(154,681)
Deferred financing costs paid	—	(10,723)	—	—	—	(10,723)
Payment of dividend	(62,070)	—	—	—	—	(62,070)
Proceeds from exercise of stock option and purchase plans	1,430	—	—	—	—	1,430
Other financing activities, net	—	—	—	(317)	—	(317)

Net cash provided by (used in) financing activities	(215,321)	141,277	—	(317)	—	(74,361)

Net change in cash and cash equivalents	(295)	289	11	(35,094)	—	(35,089)
Cash and cash equivalents at beginning of period	392	1,001	36	74,979	—	76,408

Cash and cash equivalents at end of period	$97	$1,290	$47	$39,885	$—	$41,319

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$235,131	$(174,452)	$35	$30,995	$—	$91,709

Purchases of property and equipment	(6,649)	—	(7)	(29,117)	—	(35,773)
Decrease in restricted cash and cash equivalents	—	—	—	6,268	—	6,268
Other investing activities	—	—	—	398	—	398

Net cash used in investing activities	(6,649)	—	(7)	(22,451)	—	(29,107)

Net repayments under credit facility	—	(209,500)	—	—	—	(209,500)
Borrowings under term loan B	—	400,000	—	—	—	400,000
Repurchase and conversion of convertible notes	(126,541)	—	—	—	—	(126,541)
Repurchase of common stock warrants	(50,775)	—	—	—	—	(50,775)
Deferred financing costs paid	—	(8,158)	—	—	—	(8,158)
Payment of dividend	(53,389)	—	—	—	—	(53,389)
Proceeds from exercise of stock option and purchase plans	2,309	—	—	—	—	2,309
Other financing activities, net	12	—	—	(296)	—	(284)

Net cash used in financing activities	(228,384)	182,342	—	(296)	—	(46,338)

Net change in cash and cash equivalents	98	7,890	28	8,248	—	16,264
Cash and cash equivalents at beginning of period	—	714	—	60,865	—	61,579

Cash and cash equivalents at end of period	$98	$8,604	$28	$69,113	$—	$77,843

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT for federal income tax purposes; (ii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries; (iii) our announced dividend policy, including the frequency and amount of any dividend we may pay; (iv) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions; (v) Marriott’s ability to effectively manage our hotels and other properties; (vi) our anticipated capital expenditures; (vii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; and (viii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

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

Dividend Policy

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. On February 26, 2015, our board of directors declared our first quarter 2015 cash dividend in the amount of $0.65 per share of common stock, or an aggregate of approximately $33.3 million in cash, which was paid on April 16, 2015 to stockholders of record as of the close of business on March 31, 2015. On June 9, 2015, our board of directors declared our second quarter 2015 cash dividend in the amount of $0.65 per share of common stock, or an aggregate of approximately $33.3 million in cash, which was paid on July 15, 2015 to stockholders of record as of the close of business on June 30, 2015. We currently plan to pay a quarterly cash dividend of $0.70 per share in October 2015 and January 2016. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

Debt Transactions

As further described below in “Liquidity and Capital Resources – Principal Debt Agreements,” (i) in the first quarter of 2015, we cash settled the remaining 4.7 million warrants associated with our previously outstanding 3.75% convertible notes for total consideration of $154.7 million, (ii) in April 2015, certain of our subsidiaries completed the private placement of $400.0 million in aggregate principal amount of 5% senior notes due 2023 (the “$400 Million 5% Senior Notes”), and (iii) in June 2015, we refinanced our credit facility by extending the maturity of the $700 million revolving credit facility for an additional two years and modifying certain covenants. Our term loan B in the original aggregate principal amount of $400.0 million (the “term loan B”) under our credit facility remains outstanding. The $300 million senior secured term loan (the “term loan A”) under our credit facility was paid off and eliminated with a substantial portion of the proceeds from the $400 Million 5% Senior Notes issuance.

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

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland and the AC Hotel.

•	Entertainment, previously referred to as Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions, which are owned in TRSs.

•	Corporate and Other, consisting of our corporate expenses.

For the three months and six months ended June 30, 2015 and 2014, our total revenues were divided among these business segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2015	2014	2015	2014
Hospitality	90%	90%	91%	92%
Entertainment (previously Opry and Attractions)	10%	10%	9%	8%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and six months ended June 30, 2015 and 2014. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages). As a result of the updates to the hospitality industry’s Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition, as discussed further in Note 1 to the condensed consolidated financial statements included herein, certain amounts in the 2014 results have been reclassified to conform to the 2015 presentation.

	Unaudited				Unaudited
	Three Months Ended June 30,				Six Months Ended June 30,
	2015	%	2014	%	2015	%	2014	%
Income Statement Data:
REVENUES:
Rooms	$104,540	38.1%	$99,376	38.5%	$199,261	37.8%	$190,458	37.8%
Food and beverage	119,042	43.4%	109,959	42.6%	237,373	45.0%	227,203	45.0%
Other hotel revenue	22,253	8.1%	23,595	9.1%	45,655	8.7%	47,472	9.4%
Entertainment (previously Opry and Attractions)	28,201	10.3%	24,983	9.7%	44,895	8.5%	39,231	7.8%

Total revenues	274,036	100.0%	257,913	100.0%	527,184	100.0%	504,364	100.0%

OPERATING EXPENSES:
Rooms	26,802	9.8%	26,903	10.4%	52,869	10.0%	54,381	10.8%
Food and beverage	64,789	23.6%	61,058	23.7%	129,864	24.6%	124,240	24.6%
Other hotel expenses	70,109	25.6%	68,823	26.7%	140,405	26.6%	140,925	27.9%
Management fees	3,791	1.4%	3,952	1.5%	7,303	1.4%	7,863	1.6%
Entertainment (previously Opry and Attractions)	16,659	6.1%	15,411	6.0%	29,821	5.7%	27,682	5.5%
Corporate	6,273	2.3%	6,048	2.3%	13,367	2.5%	12,755	2.5%
Preopening costs	199	0.1%	—	0.0%	791	0.2%	—	0.0%
Impairment and other charges	—	0.0%	—	0.0%	2,890	0.5%	—	0.0%
Depreciation and amortization:
Hospitality	26,349	9.6%	26,003	10.1%	52,792	10.0%	51,517	10.2%
Entertainment (previously Opry and Attractions)	1,353	0.5%	1,231	0.5%	2,765	0.5%	2,656	0.5%
Corporate and Other	697	0.3%	998	0.4%	1,412	0.3%	2,062	0.4%

Total depreciation and amortization	28,399	10.4%	28,232	10.9%	56,969	10.8%	56,235	11.1%

Total operating expenses	217,021	79.2%	210,427	81.6%	434,279	82.4%	424,081	84.1%

OPERATING INCOME (LOSS):
Hospitality	53,995	22.0%	46,191	19.8%	99,056	20.5%	86,207	18.5%
Entertainment (previously Opry and Attractions)	10,189	36.1%	8,341	33.4%	12,309	27.4%	8,893	22.7%
Corporate and Other	(6,970)	(A )	(7,046)	(A )	(14,779)	(A )	(14,817)	(A )
Preopening costs	(199)	(A )	—	(A )	(791)	(A )	—	(A )
Impairment and other charges	—	(A )	—	(A )	(2,890)	(A )	—	(A )

Total operating income	57,015	20.8%	47,486	18.4%	92,905	17.6%	80,283	15.9%
Interest expense	(17,814)	(A )	(15,472)	(A )	(31,627)	(A )	(31,142)	(A )
Interest income	3,393	(A )	3,038	(A )	6,401	(A )	6,069	(A )
Loss on extinguishment of debt	—	(A )	(2,148)	(A )	—	(A )	(2,148)	(A )
Other gains and (losses), net	(339)	(A )	(4,337)	(A )	(20,571)	(A )	(4,326)	(A )
Provision for income taxes	(866)	(A )	(576)	(A )	(1,187)	(A )	(92)	(A )

Net income	41,389	(A )	27,991	(A )	45,921	(A )	48,644	(A )
Loss on call spread and warrant modifications related to convertible notes	—	(A )	(4,952)	(A )	—	(A )	(4,952)	(A )

Net income available to common shareholders	$41,389	(A )	$23,039	(A )	$45,921	(A )	$43,692	(A )

(A) These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results

The following table summarizes our financial results for the three months and six months ended June 30, 2015 and 2014 (in thousands, except percentages and per share data):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Total revenues	$274,036	$257,913	6.3%	$527,184	$504,364	4.5%
Total operating expenses	217,021	210,427	3.1%	434,279	424,081	2.4%
Operating income	57,015	47,486	20.1%	92,905	80,283	15.7%
Net income	41,389	27,991	47.9%	45,921	48,644	-5.6%
Net income available to common shareholders	41,389	23,039	79.6%	45,921	43,692	5.1%
Net income per share available to common shareholders – fully diluted (1)	0.80	0.38	110.5%	0.89	0.73	21.9%

(1) For 2014, reflects dilution from convertible notes and related common stock warrants outstanding during 2014.

Total Revenues

The increase in our total revenues for the three months ended June 30, 2015, as compared to the same period in 2014, is attributable to increases in our Hospitality segment and Entertainment segment revenues for the 2015 period of $12.9 million and $3.2 million, respectively, as discussed more fully below. The increase in our total revenues for the six months ended June 30, 2015, as compared to the same period in 2014, is attributable to increases in our Hospitality segment and Entertainment segment revenues for the 2015 period of $17.2 million and $5.7 million, respectively, as discussed more fully below. Total Hospitality revenues in the three months and six months ended June 30, 2015 include $2.1 million and $3.7 million, respectively, in attrition and cancellation fee collections, a decrease of $0.7 million and $1.4 million, respectively, from the 2014 periods.

Total Operating Expenses

The increase in our total operating expenses for the three months ended June 30, 2015, as compared to the same period in 2014, is primarily the result of increases in our Hospitality segment and Entertainment segment expenses of $4.8 million and $1.2 million, respectively, as discussed more fully below. The increase in our total operating expenses for the six months ended June 30, 2015, as compared to the same period in 2014, is primarily the result of increases in Hospitality segment and Entertainment segment expenses of $3.0 million and $2.1 million, respectively. In addition, the six-month 2015 period includes $2.9 million in impairment and other charges, as discussed more fully below.

Net Income

Our net income of $41.4 million for the three months ended June 30, 2015, as compared to net income of $28.0 million for the same period in 2014, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	The 2014 period included other losses of $4.5 million associated with losses on the change in fair value of derivative liabilities associated with portions of the warrants related to our previous 3.75% convertible notes.

•	An increase in interest expense of $2.3 million during the 2015 period, as compared to the 2014 period.

•	The 2014 period included a loss on the extinguishment of debt of $2.1 million associated with the repurchase and conversion of portions of our 3.75% convertible notes.

Our net income of $45.9 million for the six months ended June 30, 2015, as compared to net income of $48.6 million for the same period in 2014, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	An increase of $15.8 million in other losses during the 2015 period on the change in the fair value of derivative liabilities associated with portions of the warrants related to our previous 3.75% convertible notes.

•	The 2014 period included a loss on the extinguishment of debt of $2.1 million associated with the repurchase and conversion of portions of our 3.75% convertible notes.

Factors and Trends Contributing to Performance

The most important factors and trends contributing to our performance during the three months and six months ended June 30, 2015 described herein were:

•	Increased outside-the-room spending at Gaylord Texan (an increase of 14.5% and 8.7% during the three-month and six-month 2015 periods, respectively, as compared to the 2014 periods) primarily due to an increase in banquet revenue.

•	Increased occupancy at Gaylord Texan (an increase of 8.6 and 6.8 points of occupancy for the three-month and six-month 2015 periods, respectively, as compared to the 2014 periods) primarily as a result of an increase in both group and transient business.

•	Increased ADR at Gaylord Texan and Gaylord National (an increase of 1.5% and 2.9%, respectively, for the three-month 2015 period, and an increase of 4.7% and 2.7%, respectively, for the six-month 2015 period, as compared to the 2014 periods) primarily as a result of room rate increases for both groups and transient at Gaylord Texan and an increase in room rate for groups at Gaylord National.

•	During January and February 2015, Gaylord Opryland experienced a norovirus outbreak and a severe weather winter storm. These events contributed to modest overall six-month 2015 decreases in occupancy (0.2 percentage points of occupancy) and ADR (0.3%) at Gaylord Opryland as compared to the 2014 period. However, for the three-month 2015 period, Gaylord Opryland experienced increases in occupancy (3.1 points of occupancy), ADR (2.5%) and outside-the-room spending (11.7%), as compared to the 2014 period, primarily as a result of an increase in group rooms and an increase in transient rate.

•	In-the-year, for-the-year cancellations decreased 33.8% for the three-month 2015 period and increased 9.3% for the six-month 2015 period, as compared to the 2014 periods. The increase in the six-month 2015 period is primarily a result of the norovirus outbreak and severe weather during January and February 2015 at Gaylord Opryland.

•	Increased attrition levels for the 2015 periods, as compared to the 2014 periods, which partially offset the increase in operating income, RevPAR and Total RevPAR. Attrition for the 2015 periods was 13.4% and 12.4% of bookings, respectively, compared to 11.1% and 10.7% in the 2014 periods, respectively.

•	Decreased net definite group room nights booked (a decrease of 15.4% and 8.3%, respectively, for the 2015 periods as compared to the 2014 periods), as the second quarter of 2014 was a record for the second quarter.

•	The six-month 2015 period included an increase in losses of $15.8 million in other gains and losses, net, associated with losses on the change in the fair value of derivative liabilities associated with portions of the warrants related to our previous 3.75% convertible notes.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and six months ended June 30, 2015 and 2014 (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues (1):
Rooms	$104,540	$99,376	5.2%	$199,261	$190,458	4.6%
Food and beverage	119,042	109,959	8.3%	237,373	227,203	4.5%
Other hotel revenue	22,253	23,595	-5.7%	45,655	47,472	-3.8%

Total hospitality revenue	245,835	232,930	5.5%	482,289	465,133	3.7%
Hospitality operating expenses:
Rooms	26,802	26,903	-0.4%	52,869	54,381	-2.8%
Food and beverage	64,789	61,058	6.1%	129,864	124,240	4.5%
Other hotel expenses	70,109	68,823	1.9%	140,405	140,925	-0.4%
Management fees	3,791	3,952	-4.1%	7,303	7,863	-7.1%
Depreciation and amortization	26,349	26,003	1.3%	52,792	51,517	2.5%

Total Hospitality operating expenses	191,840	186,739	2.7%	383,233	378,926	1.1%

Hospitality operating income (2)	$53,995	$46,191	16.9%	$99,056	$86,207	14.9%

Hospitality performance metrics:
Occupancy	75.2%	74.3%	1.2%	73.1%	72.4%	1.0%
ADR	$184.32	$181.44	1.6%	$183.75	$179.50	2.4%
RevPAR (3)	$138.61	$134.85	2.8%	$134.36	$129.94	3.4%
Total RevPAR (4)	$325.96	$316.09	3.1%	$325.21	$317.34	2.5%
Net Definite Group Room Nights Booked	402,433	475,580	-15.4%	665,488	725,894	-8.3%

(1)	Hospitality segment results and performance metrics include the results of our Gaylord Hotels and the Inn at Opryland for all periods presented. Results of the AC Hotel are included as of its opening in April 2015.

(2)	Hospitality segment operating income does not include $2.9 million of impairment charges during the six months ended June 30, 2015 and does not include $0.2 million and $0.8 million of preopening costs during the three months and six months ended June 30, 2015, respectively. See the discussion of these items set forth below.

(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The increase in total Hospitality segment revenue in the three months ended June 30, 2015, as compared to the same period in 2014, is primarily due to increases of $6.7 million and $6.4 million at Gaylord Opryland and Gaylord Texan, respectively, as well as $2.3 million in revenue from the AC Hotel, which opened in April 2015. These increases were partially offset by a decrease of $3.3 million at Gaylord National. The increase in total Hospitality segment revenue in the six months ended June 30, 2015, as compared to the same period in 2014, is primarily due to increases of $10.5 million, $1.7 million and $1.5 million at Gaylord Texan, Gaylord Opryland and Gaylord Palms, respectively, as well as $2.3 million in revenue at the AC Hotel. The increases for both periods are primarily a result of increased rooms revenue and outside-the-room spending during the 2015 periods as a result of an increase in premium group business discussed below.

The percentage of group versus transient business based on rooms sold for our hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Group	76%	77%	78%	79%
Transient	24%	23%	22%	21%

Rooms operating expenses were stable in the three months ended June 30, 2015. The decrease in rooms operating expenses in the six months ended June 30, 2015, as compared to the same period in 2014, is primarily attributable to decreases at Gaylord Opryland and Gaylord Texan, partially offset by an increase at Gaylord National, as described below.

The increase in food and beverage operating expenses in the three months and six months ended June 30, 2015, as compared to the same periods in 2014, is primarily attributable to increases at Gaylord Texan and Gaylord Opryland, as described below. An increase at Gaylord National also impacted the six-month 2015 period increase, as described below.

Other hotel expenses for the three months and six months ended June 30, 2015 and 2014 consist of the following (in thousands):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Administrative employment costs	$25,935	$23,168	11.9%	$52,906	$49,273	7.4%
Utilities	6,984	7,086	-1.4%	13,617	13,822	-1.5%
Property taxes	8,055	7,988	0.8%	16,031	16,182	-0.9%
Other	29,135	30,581	-4.7%	57,851	61,648	-6.2%

Total other hotel expenses	$70,109	$68,823	1.9%	$140,405	$140,925	-0.4%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to previously unfilled positions at Gaylord Opryland and Gaylord Texan, and increased during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to previously unfilled positions at Gaylord Opryland and Gaylord National. Utility costs decreased slightly during the three months and six months ended June 30, 2015, as compared to the same periods in 2014.

Property taxes remained stable during the three months and six months ended June 30, 2015, as compared to the same periods in 2014. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, decreased during the three months and six months ended June 30, 2015, as compared to the same periods in 2014, primarily as a result of decreases at Gaylord National, Gaylord Opryland and Gaylord Palms.

As discussed above, each of our management agreements with Marriott requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. In the three months ended June 30, 2015 and 2014, we accrued $4.2 million and $4.7 million, respectively, and in the six months ended June 30, 2015 and 2014, we accrued $8.2 million and $9.3 million, respectively, related to base management fees for our Hospitality segment. We also accrued $0.3 million and $0.6 million, respectively, related to incentive management fees for our Hospitality segment during the three months and six months ended June 30, 2015. We did not accrue an incentive management fee related to our Hospitality segment properties during the three months or six months ended June 30, 2014. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 2 to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three months and six months ended June 30, 2015, as compared to the same periods in 2014, primarily as a result of an increase at Gaylord Texan, as described below.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and six months ended June 30, 2015 and 2014.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and six months ended June 30, 2015 and 2014 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Rooms	$35,604	$33,398	6.6%	$63,230	$63,529	-0.5%
Food and beverage	33,724	29,058	16.1%	65,188	62,954	3.5%
Other hotel revenue	9,054	9,254	-2.2%	17,511	17,737	-1.3%

Total revenue	78,382	71,710	9.3%	145,929	144,220	1.2%
Operating expenses:
Rooms	7,910	8,474	-6.7%	15,179	16,909	-10.2%
Food and beverage	18,012	16,252	10.8%	35,188	34,477	2.1%
Other hotel expenses	21,559	20,868	3.3%	41,920	42,119	-0.5%
Management fees	1,199	1,206	-0.6%	2,174	2,421	-10.2%
Depreciation and amortization	7,550	7,877	-4.2%	15,278	15,754	-3.0%

Total operating expenses	56,230	54,677	2.8%	109,739	111,680	-1.7%
Performance metrics:
Occupancy	79.5%	76.4%	4.1%	72.3%	72.5%	-0.3%
ADR	$170.83	$166.71	2.5%	$167.59	$168.05	-0.3%
RevPAR	$135.76	$127.34	6.6%	$121.21	$121.79	-0.5%
Total RevPAR	$298.87	$273.42	9.3%	$279.75	$276.47	1.2%

Rooms revenue and RevPAR increased at Gaylord Opryland during the three months ended June 30 2015, as compared to the same period in 2014, as a result of an increase in occupancy, due to an increase in groups, and ADR, due to an increase for both groups and transient. The slight six-month 2015 decline in rooms revenue is the result of a decrease in occupancy and ADR due to a norovirus outbreak that occurred in January and February 2015 at the property, as well as a winter storm that occurred during February 2015. Rooms expenses decreased during the three months and six months ended June 30, 2015, as compared to the same periods in 2014, primarily as a result of decreased employment costs due to improved productivity.

The increase in food and beverage revenue at Gaylord Opryland during the three months and six months ended June 30, 2015, as compared to the same periods in 2014, was primarily due to increased banquet revenues related to a mix shift in the 2015 periods from associations to corporate groups. Food and beverage expenses increased in the three months and six months ended June 30, 2015, as compared to the same periods in 2014, primarily as a result of an increase in variable costs associated with the increase in revenue.

Other revenue decreased at Gaylord Opryland during the three months and six months ended June 30, 2015, as compared to the same periods in 2014, due primarily to a decrease in attrition and cancellation fee collections. The decrease in other revenue in the six-month 2015 period was partially offset by the receipt of insurance proceeds related to the norovirus outbreak. Other hotel expenses increased slightly in the three months and remained stable in the six months ended June 30, 2015, as compared to the same periods in 2014, primarily as a result of an increase in employment costs relating to previously unfilled positions.

Depreciation and amortization decreased slightly at Gaylord Opryland during the three months and six months ended June 30, 2015, as compared to the same periods in 2014.

Gaylord Palms Results. The results of Gaylord Palms for the three months and six months ended June 30, 2015 and 2014 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Rooms	$15,125	$15,662	-3.4%	$35,524	$35,085	1.3%
Food and beverage	21,749	20,528	5.9%	49,575	48,245	2.8%
Other hotel revenue	4,062	4,297	-5.5%	9,217	9,479	-2.8%

Total revenue	40,936	40,487	1.1%	94,316	92,809	1.6%
Operating expenses:
Rooms	3,560	3,689	-3.5%	7,820	8,159	-4.2%
Food and beverage	11,944	11,434	4.5%	25,560	24,914	2.6%
Other hotel expenses	15,039	15,407	-2.4%	30,969	31,911	-3.0%
Management fees	603	699	-13.7%	1,443	1,617	-10.8%
Depreciation and amortization	4,640	4,526	2.5%	9,358	9,038	3.5%

Total operating expenses	35,786	35,755	0.1%	75,150	75,639	-0.6%
Performance metrics:
Occupancy	71.8%	72.3%	-0.7%	77.3%	78.1%	-1.0%
ADR	$164.72	$169.35	-2.7%	$180.63	$176.57	2.3%
RevPAR	$118.22	$122.41	-3.4%	$139.59	$137.86	1.3%
Total RevPAR	$319.95	$316.44	1.1%	$370.61	$364.69	1.6%

Rooms revenue and RevPAR decreased at Gaylord Palms during the three months ended June 30, 2015, as compared to the same period in 2014, due primarily to a decrease in ADR for groups. Rooms revenue and RevPAR increased at Gaylord Palms during the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to an increase in ADR for both groups and transient. Rooms expenses decreased during the three months and six months ended June 30, 2015, as compared to the same periods in 2014, as a result of decreased variable expenses associated with the decrease in occupancy.

Food and beverage revenue increased at Gaylord Palms during the three months and six months ended June 30, 2015, as compared to the same periods in 2014, due primarily to an increase in banquets. Food and beverage expenses increased in the three months and six months ended June 30, 2015, as compared to the same periods in 2014, primarily as a result of an increase in variable costs associated with the increase in revenue.

Other revenue at Gaylord Palms decreased slightly during the three months and six months ended June 30, 2015, as compared to the same periods in 2014, primarily as a result of a decrease in ancillary revenues, such as parking fees, related to the decrease in occupancy. Other hotel expenses decreased slightly in the three months and six months ended June 30, 2015, as compared to the same periods in 2014.

Depreciation and amortization increased slightly at Gaylord Palms during the three months and six months ended June 30, 2015, as compared to the same periods in 2014.

Gaylord Texan Results. The results of Gaylord Texan for the three months and six months ended June 30, 2015 and 2014 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Rooms	$18,941	$16,504	14.8%	$39,217	$34,058	15.1%
Food and beverage	26,245	22,180	18.3%	55,704	50,699	9.9%
Other hotel revenue	4,764	4,903	-2.8%	10,344	10,042	3.0%

Total revenue	49,950	43,587	14.6%	105,265	94,799	11.0%
Operating expenses:
Rooms	4,181	4,086	2.3%	8,432	9,390	-10.2%
Food and beverage	13,705	12,104	13.2%	28,221	25,967	8.7%
Other hotel expenses	14,220	12,954	9.8%	29,053	28,843	0.7%
Management fees	739	705	4.8%	1,574	1,562	0.8%
Depreciation and amortization	5,042	4,887	3.2%	10,083	9,410	7.2%

Total operating expenses	37,887	34,736	9.1%	77,363	75,172	2.9%
Performance metrics:
Occupancy	73.7%	65.1%	13.2%	74.9%	68.1%	10.0%
ADR	$187.03	$184.35	1.5%	$191.53	$182.88	4.7%
RevPAR	$137.75	$120.03	14.8%	$143.39	$124.53	15.1%
Total RevPAR	$363.26	$316.99	14.6%	$384.89	$346.63	11.0%

Rooms revenue and RevPAR increased at Gaylord Texan during the three months and six months ended June 30, 2015, as compared to the same periods in 2014, due primarily to increased occupancy due to an increase in both group and transient rooms and increased ADR for both groups and transient. These increases in rooms revenue and RevPAR were partially attributable to a completed rooms renovation project at Gaylord Texan, which resulted in approximately 15,700 and 26,400 room nights out of service in the three months and six months ended June 30, 2014, respectively. The rooms renovation project was completed in August 2014. Rooms expenses increased marginally during the three months ended June 30, 2015 and decreased during the six months ended June 30, 2015, as compared to the same periods in 2014, as increased variable expenses associated with the increase in occupancy were offset by the prior year period including non-capitalized costs associated with the rooms renovation project.

The increase in food and beverage revenue at Gaylord Texan during the three months and six months ended June 30, 2015, as compared to the same periods in 2014, was primarily due to an increase in banquet revenue. Food and beverage expenses increased in the three months and six months ended June 30, 2015, as compared to the same periods in 2014, as a result of increased variable costs associated with the increase in revenue.

Other revenue at Gaylord Texan decreased during the three months ended June 30, 2015 and increased during the six months ended June 30, 2015, as compared to the same periods in 2014, primarily as a result of timing differences related to the collection of attrition and cancellation fees. Other hotel expenses increased in the three months and six months ended June 30, 2015, as compared to the same periods in 2014, primarily as a result of increased employment costs for previously unfilled positions.

Depreciation and amortization increased at Gaylord Texan during the three months and six months ended June 30, 2015, as compared to the same periods in 2014, primarily as a result of capital expenditures associated with the rooms renovation.

Gaylord National Results. The results of Gaylord National for the three months and six months ended June 30, 2015 and 2014 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Rooms	$29,994	$31,407	-4.5%	$54,440	$53,467	1.8%
Food and beverage	36,216	37,318	-3.0%	65,162	63,677	2.3%
Other hotel revenue	4,300	5,104	-15.8%	8,470	10,144	-16.5%

Total revenue	70,510	73,829	-4.5%	128,072	127,288	0.6%
Operating expenses:
Rooms	10,096	10,027	0.7%	19,727	18,652	5.8%
Food and beverage	20,334	20,643	-1.5%	39,536	37,645	5.0%
Other hotel expenses	17,529	18,707	-6.3%	35,856	36,312	-1.3%
Management fees	1,064	1,275	-16.5%	1,858	2,142	-13.3%
Depreciation and amortization	8,494	8,385	1.3%	16,964	16,651	1.9%

Total operating expenses	57,517	59,037	-2.6%	113,941	111,402	2.3%
Performance metrics:
Occupancy	73.8%	79.5%	-7.2%	71.1%	71.8%	-1.0%
ADR	$223.74	$217.43	2.9%	$211.85	$206.23	2.7%
RevPAR	$165.13	$172.91	-4.5%	$150.69	$147.99	1.8%
Total RevPAR	$388.20	$406.47	-4.5%	$354.50	$352.33	0.6%

Rooms revenue and RevPAR decreased at Gaylord National during the three months ended June 30, 2015, as compared to the same period in 2014, primarily as a result of a decrease in occupancy for groups, including a large association cancellation in June 2015, partially offset by an increase in ADR for groups. Rooms revenue and RevPAR increased at Gaylord National during the six months ended June 30, 2015, as compared to the same period in 2014, primarily as a result of an increase in ADR for groups. Rooms expenses at Gaylord National were stable during the three months ended June 30, 2015 and increased during the six months ended June 30, 2015, as compared to the same periods in 2014, primarily due to increased employment costs, partially offset by a decrease in variable costs associated with the decrease in occupancy.

Food and beverage revenue decreased during the three months ended June 30, 2015, as compared to the same period in 2014, primarily as a result of a decrease in banquets. Food and beverage revenue increased during the six months ended June 30, 2015, as compared to the same period in 2014, primarily as a result of an increase in banquets and food and beverage outlets. Food and beverage expenses decreased in the three months and increased in the six months ended June 30, 2015, as compared to the same periods in 2014, primarily due to changes in variable costs associated with the changes in revenue.

Other revenue at Gaylord National decreased during the three months and six months ended June 30, 2015, as compared to the same periods in 2014, primarily due to a decrease in attrition and cancellation fee collections, as well as a decrease in ancillary charges, such as resort fees, due to the decrease in occupancy. Other hotel expenses decreased in the three months and six months ended June 30, 2015, as compared to the same periods in 2014, primarily due to decreased utility costs.

Depreciation and amortization at Gaylord National increased modestly during the three months and six months ended June 30, 2015, as compared to the same periods in 2014.

Entertainment Segment (previously Opry and Attractions)

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months and six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$28,201	$24,983	12.9%	$44,895	$39,231	14.4%
Operating expenses	16,659	15,411	8.1%	29,821	27,682	7.7%
Depreciation and amortization	1,353	1,231	9.9%	2,765	2,656	4.1%

Operating income	$10,189	$8,341	22.2%	$12,309	$8,893	38.4%

Entertainment segment revenue increased during the three months and six months ended June 30, 2015, as compared to the same periods in 2014, primarily due to increased attendance at the Grand Ole Opry for both periods and additional shows during the six-month period, as well as increased ancillary business such as tours and retail.

Entertainment operating expenses increased during the three months and six months ended June 30, 2015, as compared to the same periods in 2014, primarily as a result of increased variable expenses related to the increase in shows and ancillary revenues.

Entertainment depreciation expense increased modestly in the three months and six months ended June 30, 2015, as compared to the same periods in 2014.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Operating expenses	$6,273	$6,048	3.7%	$13,367	$12,755	4.8%
Depreciation and amortization	697	998	-30.2%	1,412	2,062	-31.5%

Operating loss	$(6,970)	$(7,046)	-1.1%	$(14,779)	$(14,817)	-0.3%

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, increased in the three months and six months ended June 30, 2015, as compared to the same periods in 2014, primarily as a result of an increase in consulting costs.

Corporate and Other depreciation and amortization expense decreased in the three months and six months ended June 30, 2015, as compared with the same periods in 2014, primarily due to the continued disposal of certain fixed assets that were no longer required as a result of our conversion to a REIT.

Operating Results – Preopening Costs

During the three months and six months ended June 30, 2015, we incurred $0.2 million and $0.8 million, respectively, in preopening costs related to the AC Hotel. The hotel opened in April 2015.

Operating Results – Impairment and Other Charges

During the six months ended June 30, 2015, we incurred $2.9 million in impairment charges related to assets previously used in special events programming that is being discontinued.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Interest expense	$(17,814)	$(15,472)	15.1%	$(31,627)	$(31,142)	1.6%
Interest income	3,393	3,038	11.7%	6,401	6,069	5.5%
Loss on extinguishment of debt	—	(2,148)	100.0%	—	(2,148)	100.0%
Other gains and (losses), net	(339)	(4,337)	92.2%	(20,571)	(4,326)	-375.5%
Provision for income taxes	(866)	(576)	-50.3%	(1,187)	(92)	-1190.2%

Interest Expense

Interest expense increased $2.3 million and $0.5 million during the three months and six months ended June 30, 2015, as compared to the same periods in 2014, due primarily to increased interest associated with our $400 Million 5% Senior Notes, which we issued in April 2015, and interest expense on our term loan B facility, which we entered into in June 2014. These increases were partially offset by the lack of interest expense associated with our 3.75% convertible notes, which matured in October 2014, and a decrease in interest expense associated with our credit facility due to a decrease in borrowings. We also incurred $1.9 million in interest expense during the 2015 periods related to the write-off of deferred financing costs associated with the refinancing of our credit facility.

Cash interest expense increased $3.2 million to $14.5 million in the three months ended June 30, 2015 and increased $4.7 million to $27.0 million in the six months ended June 30, 2015, as compared to the same periods in 2014. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, decreased $0.9 million to $3.3 million in the three months ended June 30, 2015 and decreased $4.2 million to $4.6 million in the six months ended June 30, 2015, as compared to the same periods in 2014.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the periods, was 4.2% and 4.8% for the three months and 4.1% and 5.1% for the six months ended June 30, 2015 and 2014, respectively.

Interest Income

Interest income for the three months and six months ended June 30, 2015 and 2014 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

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

Other Gains and (Losses), net

Other gains and (losses), net for the six months ended June 30, 2015 and for the three months and six months ended June 30, 2014 primarily consists of $20.2 million, $4.5 million and $4.5 million, respectively, in losses on the change in the fair value of derivative liabilities associated with portions of the warrants associated with our 3.75% convertible notes, as discussed more fully in Note 7 to the condensed consolidated financial statements included herein.

Provision for Income Taxes

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

For the three months ended June 30, 2015 and 2014, we recorded an income tax provision of $0.9 million and $0.6 million, respectively, related to our current period operations. For the six months ended June 30, 2015 and 2014, we recorded an income tax provision of $1.2 million and $0.1 million, respectively, related to our current period operations. These results differ from the statutory rate primarily due to the non-taxable income of the REIT, partially offset by the change in valuation allowance required at the TRSs.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the six months ended June 30, 2015, our net cash flows provided by operating activities were $75.6 million, reflecting primarily cash provided by our income before depreciation expense, amortization expense, income tax provision, stock-based compensation expense, loss on repurchase of warrants and other non-cash charges of approximately $134.1 million, partially offset by unfavorable changes in working capital of approximately $58.5 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties and a decrease in accrued expenses primarily related to the payment of accrued compensation, accrued property taxes, and accrued expenses associated with our hotel holiday programs.

During the six months ended June 30, 2014, our net cash flows provided by operating activities were $91.7 million, reflecting primarily cash provided by our income before depreciation expense, amortization expense, income tax benefit, stock-based compensation expense, loss on extinguishment of debt, and other non-cash charges of approximately $122.0 million, partially offset by unfavorable changes in working capital of approximately $30.3 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses primarily related to the payment of accrued compensation, accrued property taxes, and accrued expenses associated with our hotel holiday programs.

Cash Flows From Investing Activities. During the six months ended June 30, 2015, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $38.8 million, and an increase in restricted cash and cash equivalents associated with the furniture, fixtures and equipment (“FF&E”) reserve we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us. These uses of cash were partially offset by the receipt of $10.0 million in proceeds related to the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland. Purchases of property, plant and equipment consisted primarily of an expansion of the Ryman Auditorium and ongoing maintenance capital expenditures for our existing properties.

During the six months ended June 30, 2014, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $35.8 million, partially offset by a decrease in restricted cash and cash equivalents associated with the FF&E reserve discussed above. Purchases of property, plant and equipment consisted primarily of a rooms renovation project at Gaylord Texan and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the six months ended June 30, 2015, our net cash flows used in financing activities were approximately $74.4 million, primarily reflecting $246.0 million in repayments under our credit facility, $154.7 million to cash settle the remaining 4.7 million warrants associated with our 3.75% convertible notes, the payment of $62.1 million in cash dividends and the payment of $10.7 million in deferred financing costs, partially offset by the issuance of $400.0 million in senior notes.

During the six months ended June 30, 2014, our net cash flows used in financing activities were approximately $46.3 million, primarily reflecting net repayments of $209.5 million under our credit facility, $126.5 million related to repurchases and conversions of an aggregate of $71.6 million of our 3.75% convertible notes, the payment of $53.4 million in cash dividends, $50.8 million to cash settle 2.4 million of the warrants associated with our 3.75% convertible notes, and the payment of $8.2 million in deferred financing costs, partially offset by $400.0 million in borrowings under our term loan B.

Liquidity

At June 30, 2015, we had $41.3 million in unrestricted cash and $357.5 million available for borrowing under our credit facility, which we refinanced in June 2015 with an extended maturity to 2019. During the six months ended June 30, 2015, we net repaid $246.0 million under our credit facility, cash settled the remaining 4.7 million warrants associated with our 3.75% convertible notes for $154.7 million, paid cash dividends of $62.1 million and incurred capital expenditures of $38.8 million. These outflows, partially offset by the issuance of $400.0 million in senior notes during April 2015 and cash flows from operating activities discussed above, were the primary factors in the decrease in our cash balance from December 31, 2014 to June 30, 2015.

We currently plan to pay a quarterly cash dividend of $0.70 per share in October 2015 and January 2016, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2015 by spending between $41 million and $51 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities and a room renovation at Gaylord Opryland.

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

Our outstanding principal debt agreements, none of which mature prior to 2019, are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to their scheduled maturity date.

Principal Debt Agreements

At June 30, 2015, we were in compliance with all covenants related to our outstanding debt.

Credit Facility. On June 5, 2015, the Company entered into Amendment No. 2 (the “Amendment”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, to the Company’s Fourth Amended and Restated Credit Agreement (the “Credit Facility”). Prior to the Amendment, the Company’s Credit Facility consisted of a $700.0 million senior secured revolving credit facility (the “revolving credit facility”), the term loan A, and the term loan B. Following the Amendment, the Company’s Credit Facility consists of the revolving credit facility and the term loan B, which matures on January 15, 2021. The Company paid off the previously outstanding term loan A during the second quarter of 2015 with a substantial portion of the proceeds from the Operating Partnership’s and Finco’s private placement of the $400 Million 5% Senior Notes, and the term loan A was eliminated.

Pursuant to the Amendment, the Company extended the maturity date of the revolving credit facility under the Credit Facility to June 5, 2019 and provided for two additional six-month extension options, at the election of the Company. In addition, the Amendment lowered the adjustable margin (the “Applicable Margin”) for determining the interest rate on revolving loans based on the Company’s consolidated funded indebtedness to total asset value ratio (as defined in the Credit Facility). Interest on our borrowings under the revolving credit facility is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. The effective interest rate at June 30, 2015 was LIBOR plus 1.60%. Principal is payable in full at maturity. Further, the unused commitment fee was reduced to 0.2% to 0.3% per year of the average unused portion of the revolving credit facility. The Company’s term loan B remains outstanding.

The Credit Facility continues to be guaranteed by us, each of our four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of our subsidiaries. The Credit Facility continues to be secured by (i) a first mortgage lien on the real property of each of our Gaylord Hotels properties, (ii) pledges of equity interests in our subsidiaries that own the Gaylord Hotels properties, (iii) our personal property and the personal property of the Operating Partnership and our subsidiaries that guarantee the Credit Facility and (iv) all proceeds and products from our Gaylord Hotels properties. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event a hotel property is sold).

In addition, the Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the Credit Facility are as follows:

•	We must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter of not more than .65 to 1.00.

•	We must maintain a consolidated tangible net worth (as defined in the Credit Facility) of not less than $175 million plus 75% of the proceeds received by us or any of our subsidiaries in connection with any equity issuance.

•	We must maintain a consolidated fixed charge coverage ratio (as defined in the Credit Facility), of not less than 1.50 to 1.00.

•	We must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.

If an event of default shall occur and be continuing under the Credit Facility, the commitments under the Credit Facility may be terminated and the principal amount outstanding under the Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

At June 30, 2015, $340.5 million of borrowings were outstanding under the Credit Facility, and the lending banks had issued $2.0 million of letters of credit under the facility, which left $357.5 million of availability under the Credit Facility (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”) and $400 Million 5% Senior Notes.

As a result of the Amendment, we wrote off $1.9 million of deferred financing costs during the three months and six months ended June 30, 2015, which are included in interest expense in the accompanying condensed consolidated statements of operations.

$400 Million Term Loan Facility. On June 18, 2014, we amended the Credit Facility such that we added an additional senior secured term loan facility in the aggregate principal amount of up to $400.0 million to the Credit Facility. Proceeds from the term loan B were used to repay revolving loans under the Credit Facility, to repay our 3.75% convertible notes and to settle a part of the warrant transactions described below. The term loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At June 30, 2015, the interest rate on the term loan B was LIBOR plus 2.75%. The term loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million, commencing on September 30, 2014, with the balance due at maturity. Amounts borrowed under the term loan B that are repaid or prepaid may not be reborrowed. At closing, we drew down on the term loan B in full.

Consistent with our other loans under our Credit Facility, the term loan B is guaranteed by the Company, each of our four wholly-owned subsidiaries that own the Gaylord Hotels-branded properties, and certain other of our subsidiaries. The term loan B is secured by (i) a first mortgage lien on the real property of each of our Gaylord Hotels properties, (ii) pledges of equity interests in our subsidiaries that own the Gaylord Hotels properties, (iii) the personal property of the Company, the Operating Partnership and the guarantors and (iv) all proceeds and products from our Gaylord Hotels properties. Amounts drawn on the term loan B are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event a hotel property is sold).

The term loan B is subject to certain covenants contained in the Credit Facility, which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The term loan B is subject to substantially all of the events of default provided for the Credit Facility (other than the financial maintenance covenants). If an event of default shall occur and be continuing, the commitments under the term loan B may be terminated and the principal amount outstanding under the term loan B, together with all accrued and unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

$350 Million 5% Senior Notes. On April 3, 2013, the Operating Partnership and RHP Finance Corporation, a subsidiary of the Company, completed the private placement of $350.0 million in aggregate principal amount of senior notes due 2021, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Facility. The $350 Million 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $350 Million 5% Senior Notes have a maturity date of April 15, 2021 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning October 15, 2013. The $350 Million 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness and senior in right of payment to future subordinated indebtedness, if any. The $350 Million 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $350 Million 5% Senior Notes will be effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $350 Million 5% Senior Notes.

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

$400 Million 5% Senior Notes. On April 14, 2015, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of senior notes due 2023. The $400 Million 5% Senior Notes are general unsecured senior obligations of the Company’s issuing subsidiaries and are guaranteed by the Company and its subsidiaries that guarantee the Credit Facility. The $400 Million 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $400 Million 5% Senior Notes have a maturity date of April 15, 2023 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning October 15, 2015. The $400 Million 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $350 Million 5% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 5% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 5% Senior Notes.

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

The net proceeds from the issuance of the $400 Million 5% Senior Notes totaled approximately $392 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used substantially all of these proceeds to repay amounts outstanding under our previous term loan A, eliminating the term loan A, and to repay a portion of the amounts outstanding under the revolving credit facility portion of the Credit Facility.

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

Off-Balance Sheet Arrangements

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Credit Facility had issued $2.0 million of letters of credit at June 30, 2015. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2015, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$1,492,500	$6,000	$—	$340,500	$1,146,000
Capital leases	739	70	39	42	588
Operating leases (2)	625,049	4,733	8,762	8,959	602,595
Construction commitments (3)	24,120	24,120	—	—	—

Total contractual obligations	$2,142,408	$34,923	$8,801	$349,501	$1,749,183

(1)	Long-term debt commitments do not include approximately $337.3 million in interest payments projected to be due in future years (less than 1 year – $53.8 million; 1-3 years – $107.3 million; 3-5 years – $100.9 million; more than 5 years – $75.3 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at June 30, 2015 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the interest we paid during 2014, 2013 and 2012.

(2)	Total operating lease commitments of $625.0 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

(3)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2015, the amount funded into the reserve accounts will be 5.0% of the respective property’s total annual revenue. At June 30, 2015, $24.1 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

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

experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no newly identified critical accounting policies in the first six months of 2015 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December  31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are from changes in interest rates and changes in asset values of investments that fund our pension plan.

Risk Related to Changes in Interest Rates

Borrowings outstanding under the revolving credit portion of our Credit Facility bear interest at an annual rate of LIBOR plus 1.60%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $340.5 million in borrowings outstanding under the revolving credit portion of our Credit Facility at June 30, 2015 would increase by approximately $3.4 million.

Borrowings outstanding under our $400 million term loan B currently bear interest at an annual rate of LIBOR plus 2.75%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $396.0 million in borrowings outstanding under our $400 million term loan B at June 30, 2015 would increase by approximately $4.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at June 30, 2015. As a result, the interest rate market risk implicit in these investments at June 30, 2015, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At June 30, 2015, the value of the investments in the pension fund was $71.8 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $7.2 million.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: August 6, 2015	By:	/s/	Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/	Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/	Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

4.1	Indenture, dated April 14, 2015, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 14, 2015).

4.2	Form of 5.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 14, 2015).

4.3	Registration Rights Agreement, dated April 14, 2015, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., the Guarantors (as described therein) and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Securities LLC, U.S. Bancorp Investments, Inc. and Credit Agricole Securities (USA) Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 14, 2015).

10.1	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of June 5, 2015, among RHP Hotel Properties, LP, Ryman Hospitality Properties, Inc., the Guarantors (as described therein), the Lenders (as described therein) and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 9, 2015).

10.2	Amendment No. 3 to Fourth Amended and Restated Credit Agreement, dated as of June 8, 2015, among RHP Hotel Properties, LP, Ryman Hospitality Properties, Inc., the Guarantors (as described therein), the Lenders (as described therein) and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 9, 2015).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three months and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.