Form 10-Q
period 2015-09-30
Ryman Hospitality Properties, Inc.
filed 2015-11-05
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2015
Common Stock, par value $.01	51,285,263 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2015

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited) - September 30, 2015 and December 31, 2014	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) - For the Three Months and Nine Months Ended September 30, 2015 and 2014	4

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Nine Months Ended September 30, 2015 and 2014	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	49

Item 4. Controls and Procedures.	49

Part II - Other Information

Item 1. Legal Proceedings.	50

Item 1A. Risk Factors.	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	50

Item 3. Defaults Upon Senior Securities.	50

Item 4. Mine Safety Disclosures.	50

Item 5. Other Information.	50

Item 6. Exhibits.	50

SIGNATURES	51

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2015	December 31, 2014
ASSETS:
Property and equipment, net of accumulated depreciation	$2,011,381	$2,036,261
Cash and cash equivalents - unrestricted	40,340	76,408
Cash and cash equivalents - restricted	21,854	17,410
Notes receivable	149,569	149,612
Trade receivables, less allowance of $675 and $704, respectively	63,807	45,188
Deferred financing costs	26,688	21,646
Prepaid expenses and other assets	67,677	66,621

Total assets	$2,381,316	$2,413,146

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,469,582	$1,341,555
Accounts payable and accrued liabilities	163,498	166,848
Deferred income tax liabilities, net	8,876	14,284
Deferred management rights proceeds	183,877	183,423
Dividends payable	36,616	29,133
Derivative liabilities	—	134,477
Other liabilities	145,473	142,019
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,283 and 51,044 shares issued and outstanding, respectively	513	510
Additional paid-in capital	885,351	882,193
Treasury stock of 505 and 477 shares, at cost	(9,647)	(8,002)
Accumulated deficit	(476,261)	(446,963)
Accumulated other comprehensive loss	(26,562)	(26,331)

Total stockholders’ equity	373,394	401,407

Total liabilities and stockholders’ equity	$2,381,316	$2,413,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rooms	$92,828	$92,378	$292,089	$282,836
Food and beverage	108,558	104,175	345,931	331,378
Other hotel revenue	23,456	22,549	69,111	70,021
Entertainment (previously Opry and Attractions)	27,978	25,913	72,873	65,144

Total revenues	252,820	245,015	780,004	749,379
Operating expenses:
Rooms	27,347	28,397	80,216	82,778
Food and beverage	63,797	60,508	193,661	184,748
Other hotel expenses	70,108	71,863	210,513	212,788
Management fees	3,213	3,622	10,516	11,485

Total hotel operating expenses	164,465	164,390	494,906	491,799
Entertainment (previously Opry and Attractions)	18,954	16,557	48,775	44,239
Corporate	8,017	6,952	21,384	19,707
Preopening costs	118	—	909	—
Impairment and other charges	—	—	2,890	—
Depreciation and amortization	28,498	28,033	85,467	84,268

Total operating expenses	220,052	215,932	654,331	640,013

Operating income	32,768	29,083	125,673	109,366
Interest expense	(16,138)	(17,135)	(47,765)	(48,277)
Interest income	2,982	3,001	9,383	9,070
Loss on extinguishment of debt	—	—	—	(2,148)
Other gains and (losses), net	2,467	(282)	(18,104)	(4,608)

Income before income taxes	22,079	14,667	69,187	63,403
Benefit for income taxes	4,612	463	3,425	371

Net income	26,691	15,130	72,612	63,774
Loss on call spread and warrant modifications related to convertible notes	—	—	—	(4,952)

Net income available to common shareholders	$26,691	$15,130	$72,612	$58,822

Basic income per share available to common shareholders	$0.52	$0.30	$1.42	$1.16

Fully diluted income per share available to common shareholders	$0.52	$0.25	$1.41	$0.97

Dividends declared per common share	$0.70	$0.55	$2.00	$1.65

Comprehensive income, net of deferred taxes	$26,364	$15,079	$72,381	$63,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

(In thousands)

	2015	2014
Cash Flows from Operating Activities:
Net income	$72,612	$63,774
Amounts to reconcile net income to net cash flows provided by operating activities:
Benefit for deferred income taxes	(5,303)	(2,261)
Depreciation and amortization	85,467	84,268
Amortization of deferred financing costs	4,177	4,532
Amortization of discount on convertible notes	—	8,735
Impairment and other charges	2,890	—
Loss on extinguishment of debt	—	2,148
Loss on repurchase of warrants	20,246	6,065
Write-off of deferred financing costs	1,926	—
Stock-based compensation expense	4,582	4,217
Changes in:
Trade receivables	(18,619)	(7,637)
Interest receivable	(1,987)	(144)
Accounts payable and accrued liabilities	(6,901)	(2,543)
Other assets and liabilities	(8,122)	(3,940)

Net cash flows provided by operating activities	150,968	157,214

Cash Flows from Investing Activities:
Purchases of property and equipment	(63,352)	(50,728)
Proceeds from sale of Peterson LOI	10,000	—
(Increase) decrease in restricted cash and cash equivalents	(4,444)	5,936
Other investing activities	2,533	8,011

Net cash flows used in investing activities	(55,263)	(36,781)

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit facility	(268,600)	17,500
Net borrowings (repayments) under term loan B	(3,000)	399,000
Issuance of senior notes	400,000	—
Repurchase and conversion of convertible notes	—	(126,542)
Repurchase of common stock warrants	(154,681)	(108,331)
Deferred financing costs paid	(11,145)	(8,428)
Payment of dividend	(95,404)	(81,352)
Proceeds from exercise of stock option and purchase plans	1,430	6,119
Other financing activities	(373)	(445)

Net cash flows provided by (used in) financing activities	(131,773)	97,521

Net change in cash and cash equivalents	(36,068)	217,954
Cash and cash equivalents - unrestricted, beginning of period	76,408	61,579

Cash and cash equivalents - unrestricted, end of period	$40,340	$279,533

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

Reclassifications

In January 2015, the hospitality industry’s Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition became effective. This revised edition contains updates to the classifications of certain hotel financial information, including the reclassification of technology-related revenue from other hotel revenue to food and beverage revenue and the reclassification of revenue management expense from rooms expense to other hotel expense. In order to be more aligned with its peers in the hospitality REIT industry, the Company adopted the updates in its 2015 presentation. As a result, $5.9 million and $19.7 million, respectively, of other hotel revenue has been reclassified as food and beverage revenue and $1.1 million and $3.1 million, respectively, of rooms expense has been reclassified as other hotel expense in the accompanying condensed consolidated statement of operations for the three months and nine months ended September 30, 2014.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest,” which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The Company expects to adopt this ASU in the fourth quarter of 2015 and, other than the movement of deferred financing costs from an asset to an offset to a liability, does not expect this adoption to have a material impact on the Company’s consolidated financial statements.

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

3.	INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares outstanding - basic	51,283	50,975	51,226	50,805
Effect of dilutive stock-based compensation	347	442	361	495
Effect of convertible notes	—	6,307	—	5,946
Effect of common stock warrants	—	3,435	—	3,156

Weighted average shares outstanding - diluted	51,630	61,159	51,587	60,402

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

In connection with the issuance of the Convertible Notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes whereby the warrant holders could purchase shares of the Company’s stock. At separate times during 2014, the Company modified the agreements with each of the counterparties to cash settle the warrants as described in Note 7. As a result of these modifications, the warrants were settled in cash during 2014 and the first quarter of 2015 and did not affect the calculation of diluted earnings per share for the three months and nine months ended September 30, 2015.

In May and June 2014, the Company modified the agreements with note hedge counterparties to cash settle a portion of the warrants as described in Note 7. In April 2014, the Company entered into agreements with the note hedge counterparties to proportionately reduce the number of purchased call options and the warrants discussed above in conjunction with a repurchase of a portion of the Convertible Notes. Each of these agreements were considered modifications to the purchased call options and warrants (as applicable), and based on the terms of the agreements, the Company recognized a charge of $5.0 million in the nine months ended September 30, 2014. This charge was recorded as an increase to accumulated deficit and derivative liability, as the liability was settled in cash. These charges also represent a deduction from net income in calculating net income available to common shareholders and earnings per share available to common shareholders in the accompanying condensed consolidated statements of operations.

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is composed of amounts related to the Company’s minimum pension liability. During the three months and nine months ended September 30, 2015, the Company recorded $0.6 million in other comprehensive loss, which primarily represents the increase in the Company’s pension plan liability as described in Note 9, and reclassified zero and $0.2 million, respectively, from accumulated other comprehensive loss into operating expenses in the Company’s condensed consolidated statements of operations included herein. During the three months and nine months ended September 30, 2014, the Company recorded no other comprehensive income and reclassified zero and $(0.2) million, respectively, from accumulated other comprehensive (income) loss into operating expenses.

5.	PROPERTY AND EQUIPMENT:

Property and equipment at September 30, 2015 and December 31, 2014 is recorded at cost and summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Land and land improvements	$254,553	$254,013
Buildings	2,362,227	2,340,555
Furniture, fixtures and equipment	590,920	576,453
Construction-in-progress	31,568	26,046

	3,239,268	3,197,067
Accumulated depreciation	(1,227,887)	(1,160,806)

Property and equipment, net	$2,011,381	$2,036,261

6.	NOTES RECEIVABLE:

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

During the three months ended September 30, 2015 and 2014, the Company recorded interest income of $3.0 million on these bonds. During the nine months ended September 30, 2015 and 2014, the Company recorded interest income of $9.3 million and $9.1 million, respectively, on these bonds. The Company received payments of $9.4 million and $10.8 million during the nine months ended September 30, 2015 and 2014, respectively, relating to these notes receivable.

7.	DEBT:

The Company’s debt and capital lease obligations at September 30, 2015 and December 31, 2014 consisted of (in thousands):

	September 30, 2015	December 31, 2014
Credit Facility, terms as set forth below	$317,900	$586,500
$400 Million Term Loan B, interest at LIBOR plus 2.75%, maturing January 15, 2021	395,000	398,000
$350 Million Senior Notes, interest at 5.0%, maturing April 15, 2021	350,000	350,000
$400 Million Senior Notes, interest at 5.0%, maturing April 15, 2023	400,000	—
AC Hotel Note Payable, terms as set forth in Note 1	6,000	6,000
Capital lease obligations	682	1,055

Total debt	1,469,582	1,341,555
Less amounts due within one year	(6,019)	(377)

Total long-term debt	$1,463,563	$1,341,178

At September 30, 2015, the Company was in compliance with all of its covenants related to its outstanding debt.

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

Pursuant to the Amendment, the Company extended the maturity date of the revolving credit facility under the Credit Facility to June 5, 2019 and provided for two additional six-month extension options, at the election of the Company. In addition, the Amendment lowered the adjustable margin (the “Applicable Margin”) for determining the interest rate on revolving loans based on the Company’s consolidated funded indebtedness to total asset value ratio (as defined in the Credit Facility). Interest on the Company’s borrowings under the revolving credit facility is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. The effective interest rate at September 30, 2015 was LIBOR plus 1.65%. Principal is payable in full at maturity. Further, the unused commitment fee was reduced to 0.2% to 0.3% per year of the average unused portion of the revolving credit facility. The Company’s term loan B remains outstanding.

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

As a result of the Amendment, the Company wrote off $1.9 million of deferred financing costs during the nine months ended September 30, 2015, which is included in interest expense in the accompanying condensed consolidated statement of operations.

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

Warrants Related to 3.75% Convertible Senior Notes

Separately and concurrently with the 2009 issuance of its previous Convertible Notes, the Company also entered into warrant transactions whereby it sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes. The warrants entitled the counterparties to purchase shares of the Company’s common stock. Pursuant to December 2014 agreements with the remaining note hedge counterparties, the Company cash settled the remaining 4.7 million warrants in the first quarter of 2015. As the modification required the warrants to be cash settled, the fair value of the warrants was reclassified from stockholders’ equity to a derivative liability on the modification date. In the first quarter of 2015, the Company settled this repurchase for total consideration of $154.7 million and recorded a $20.2 million loss on the change in the fair value of the derivative liability from December 31, 2014 through the settlement date, which is included in other gains and losses, net in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2015, the Company granted 0.2 million restricted stock units with a weighted-average grant date fair value of $58.98 per award. There were 0.5 million and 0.6 million restricted stock units outstanding at September 30, 2015 and December 31, 2014, respectively.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.5 million for the three months ended September 30, 2015 and 2014 and $4.6 million and $4.2 million for the nine months ended September 30, 2015 and 2014, respectively.

9.	RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension (income) expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest cost	$1,005	$1,053	$2,977	$3,142
Expected return on plan assets	(1,142)	(1,379)	(3,518)	(4,198)
Amortization of net actuarial loss	258	180	875	475
Net settlement loss	1,593	—	1,593	—

Total net periodic pension (income) expense	$1,714	$(146)	$1,927	$(581)

As a result of increased lump-sum distributions from the Company’s qualified retirement plan during 2015, a net settlement loss of $1.6 million was recognized in the three months and nine months ended September 30, 2015 and has been classified as corporate operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

In addition, the increase in lump-sum distributions required the Company to re-measure its liability under its pension plan as of August 31, 2015. As a result of the lump-sum distributions and a decrease in the pension plan’s expected return on plan assets from 7.5% at December 31, 2014 to 6.5% at August 31, 2015, partially offset by an increase in the pension plan’s assumed discount rate from 3.7% at December 31, 2014 to 4.0% at August 31, 2015, the Company recorded a $2.2 million increase in its liability under the pension plan, which was recorded as an increase in other liabilities and accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet as of September 30, 2015.

Net postretirement benefit income reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest cost	$53	$56	$159	$165
Amortization of net actuarial loss	118	125	354	334
Amortization of prior service credit	(329)	(328)	(986)	(985)

Total net postretirement benefit income	$(158)	$(147)	$(473)	$(486)

10.	INCOME TAXES:

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

The income tax benefit related to the current period operations of the Company was $4.6 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $3.4 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively. These results differ from the statutory rate primarily due to the non-taxable income of the REIT and the decrease in valuation allowance required at the TRSs.

At September 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits.

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

Stock Repurchase Authorization

On August 20, 2015, the Company announced that its board of directors authorized a share repurchase program for up to $100 million of the Company’s common stock using cash on hand and borrowings under its revolving credit line. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The authorization extends until December 31, 2016. The timing, prices, and sizes of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock. During the three months and nine months ended September 30, 2015, no repurchases were made by the Company under this authorization.

Dividends

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

On July 30, 2015, the Company’s board of directors declared the Company’s third quarter 2015 cash dividend in the amount of $0.70 per share of common stock, or an aggregate of approximately $35.9 million in cash, which was paid on October 15, 2015 to stockholders of record as of the close of business on September 30, 2015.

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

At September 30, 2015 and December 31, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan. These investments consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.

As discussed in Note 7, in the first quarter of 2015, the Company cash settled 4.7 million common stock warrants associated with its Convertible Notes, which were classified as a derivative liability in the accompanying condensed consolidated balance sheet as of December 31, 2014. The Company determined the fair value of these warrants based on the Company’s closing stock price at December 31, 2014 and a pricing grid provided by the counterparties to the warrants that was based on observable inputs. Therefore, the Company has categorized this liability as Level 2.

The Company has consistently applied the above valuation techniques in all periods presented and believes it has obtained the most accurate information available for each type of instrument.

The Company had no liabilities required to be measured at fair value at September 30, 2015. The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, were as follows (in thousands):

	September 30, 2015	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$18,317	$18,317	$—	$—

Total assets measured at fair value	$18,317	$18,317	$—	$—

	December 31, 2014	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$19,712	$19,712	$—	$—

Total assets measured at fair value	$19,712	$19,712	$—	$—

Warrant liability	$134,477	$—	$134,477	$—

Total liabilities measured at fair value	$134,477	$—	$134,477	$—

The remainder of the assets and liabilities held by the Company at September 30, 2015 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 6 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, in connection with the development of Gaylord National, the Company received two bonds (“Series A Bond” and “Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $83.2 million and $66.3 million, respectively, at September 30, 2015. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value at September 30, 2015 and the fair value of the Series B Bond was approximately $55 million at September 30, 2015. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired at September 30, 2015.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Hospitality	$224,842	$219,102	$707,131	$684,235
Entertainment (previously Opry and Attractions)	27,978	25,913	72,873	65,144
Corporate and Other	—	—	—	—

Total	$252,820	$245,015	$780,004	$749,379

Depreciation and amortization:
Hospitality	$26,383	$25,886	$79,175	$77,403
Entertainment (previously Opry and Attractions)	1,434	1,327	4,199	3,983
Corporate and Other	681	820	2,093	2,882

Total	$28,498	$28,033	$85,467	$84,268

Operating income (loss):
Hospitality	$33,994	$28,826	$133,050	$115,033
Entertainment (previously Opry and Attractions)	7,590	8,029	19,899	16,922
Corporate and Other	(8,698)	(7,772)	(23,477)	(22,589)
Preopening costs	(118)	—	(909)	—
Impairment and other charges	—	—	(2,890)	—

Total operating income	32,768	29,083	125,673	109,366
Interest expense	(16,138)	(17,135)	(47,765)	(48,277)
Interest income	2,982	3,001	9,383	9,070
Loss on extinguishment of debt	—	—	—	(2,148)
Other gains and (losses), net	2,467	(282)	(18,104)	(4,608)

Income before income taxes	$22,079	$14,667	$69,187	$63,403

15.	INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

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

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$6,680	$—	$1,650,830	$353,871	$—	$2,011,381
Cash and cash equivalents - unrestricted	81	857	26	39,376	—	40,340
Cash and cash equivalents - restricted	—	—	—	21,854	—	21,854
Notes receivable	—	—	—	149,569	—	149,569
Trade receivables, less allowance	—	—	—	63,807	—	63,807
Deferred financing costs	—	26,688	—	—	—	26,688
Prepaid expenses and other assets	7,049	—	119,580	63,159	(122,111)	67,677
Intercompany receivables, net	—	—	1,221,423	—	(1,221,423)	—
Investments	982,189	2,795,064	531,809	697,380	(5,006,442)	—

Total assets	$995,999	$2,822,609	$3,523,668	$1,389,016	$(6,349,976)	$2,381,316

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,468,900	$—	$682	$—	$1,469,582
Accounts payable and accrued liabilities	348	17,636	1,167	266,755	(122,408)	163,498
Deferred income tax liabilities, net	6,970	—	593	1,313	—	8,876
Deferred management rights proceeds	—	—	—	183,877	—	183,877
Dividends payable	36,616	—	—	—	—	36,616
Other liabilities	—	—	83,405	61,785	283	145,473
Intercompany payables, net	578,671	432,332	—	210,406	(1,221,409)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	513	1	1	2,387	(2,389)	513
Additional paid-in-capital	885,351	1,032,505	2,812,431	1,213,325	(5,058,261)	885,351
Treasury stock	(9,647)	—	—	—	—	(9,647)
Accumulated deficit	(476,261)	(128,765)	626,071	(524,952)	27,646	(476,261)
Accumulated other comprehensive loss	(26,562)	—	—	(26,562)	26,562	(26,562)

Total stockholders’ equity	373,394	903,741	3,438,503	664,198	(5,006,442)	373,394

Total liabilities and stockholders’ equity	$995,999	$2,822,609	$3,523,668	$1,389,016	$(6,349,976)	$2,381,316

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$6,574	$—	$1,691,996	$337,691	$—	$2,036,261
Cash and cash equivalents - unrestricted	392	1,001	36	74,979	—	76,408
Cash and cash equivalents - restricted	—	—	—	17,410	—	17,410
Notes receivable	—	—	—	149,612	—	149,612
Trade receivables, less allowance	—	—	—	45,188	—	45,188
Deferred financing costs	—	21,646	—	—	—	21,646
Prepaid expenses and other assets	16,908	33	75,335	50,713	(76,368)	66,621
Intercompany receivables, net	—	219,772	1,073,805	—	(1,293,577)	—
Investments	1,587,425	2,767,163	526,645	695,896	(5,577,129)	—

Total assets	$1,611,299	$3,009,615	$3,367,817	$1,371,489	$(6,947,074)	$2,413,146

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,340,500	$—	$1,055	$—	$1,341,555
Accounts payable and accrued liabilities	36	7,248	216	235,999	(76,651)	166,848
Deferred income tax liabilities, net	7,258	—	616	6,410	—	14,284
Deferred management rights proceeds	—	—	—	183,423	—	183,423
Dividends payable	29,133	—	—	—	—	29,133
Derivative liabilities	134,477	—	—	—	—	134,477
Other liabilities	—	—	79,382	62,354	283	142,019
Intercompany payables, net	1,038,988	—	—	254,589	(1,293,577)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	510	1	1	2,387	(2,389)	510
Additional paid-in-capital	882,193	1,741,705	2,803,719	1,183,941	(5,729,365)	882,193
Treasury stock	(8,002)	—	—	—	—	(8,002)
Accumulated deficit	(446,963)	(79,839)	483,883	(532,338)	128,294	(446,963)
Accumulated other comprehensive loss	(26,331)	—	—	(26,331)	26,331	(26,331)

Total stockholders’ equity	401,407	1,661,867	3,287,603	627,659	(5,577,129)	401,407

Total liabilities and stockholders’ equity	$1,611,299	$3,009,615	$3,367,817	$1,371,489	$(6,947,074)	$2,413,146

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$92,828	$—	$92,828
Food and beverage	—	—	—	108,558	—	108,558
Other hotel revenue	—	—	74,846	27,685	(79,075)	23,456
Entertainment (previously Opry and Attractions)	57	—	—	27,966	(45)	27,978

Total revenues	57	—	74,846	257,037	(79,120)	252,820
Operating expenses:
Rooms	—	—	—	27,347	—	27,347
Food and beverage	—	—	—	63,797	—	63,797
Other hotel expenses	—	—	10,935	133,909	(74,736)	70,108
Management fees	—	—	—	3,213	—	3,213

Total hotel operating expenses	—	—	10,935	228,266	(74,736)	164,465
Entertainment (previously Opry and Attractions)	—	—	—	19,000	(46)	18,954
Corporate	78	374	—	7,565	—	8,017
Corporate overhead allocation	2,482	—	1,856	—	(4,338)	—
Preopening costs	—	—	—	118	—	118
Depreciation and amortization	32	—	14,730	13,736	—	28,498

Total operating expenses	2,592	374	27,521	268,685	(79,120)	220,052

Operating income (loss)	(2,535)	(374)	47,325	(11,648)	—	32,768

Interest expense	—	(16,140)	10	(8)	—	(16,138)
Interest income	—	—	—	2,982	—	2,982
Other gains and (losses), net	—	—	—	2,467	—	2,467

Income (loss) before income taxes	(2,535)	(16,514)	47,335	(6,207)	—	22,079
(Provision) benefit for income taxes	(135)	(22)	(61)	4,830	—	4,612
Equity in subsidiaries’ earnings, net	29,361	—	—	—	(29,361)	—

Net income (loss)	$26,691	$(16,536)	$47,274	$(1,377)	$(29,361)	$26,691

Comprehensive income (loss)	$26,364	$(16,536)	$47,274	$(1,704)	$(29,034)	$26,364

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$92,378	$—	$92,378
Food and beverage	—	—	—	104,175	—	104,175
Other hotel revenue	—	—	71,800	28,712	(77,963)	22,549
Entertainment (previously Opry and Attractions)	132	—	—	25,826	(45)	25,913

Total revenues	132	—	71,800	251,091	(78,008)	245,015
Operating expenses:
Rooms	—	—	—	28,397	—	28,397
Food and beverage	—	—	—	60,508	—	60,508
Other hotel expenses	—	—	11,201	132,341	(71,679)	71,863
Management fees	—	—	—	3,622	—	3,622

Total hotel operating expenses	—	—	11,201	224,868	(71,679)	164,390
Entertainment (previously Opry and Attractions)	—	—	—	16,602	(45)	16,557
Corporate	47	276	—	6,629	—	6,952
Corporate overhead allocation	3,327	—	2,957	—	(6,284)	—
Depreciation and amortization	32	—	14,837	13,164	—	28,033

Total operating expenses	3,406	276	28,995	261,263	(78,008)	215,932

Operating income (loss)	(3,274)	(276)	42,805	(10,172)	—	29,083
Interest expense	(5,021)	(12,123)	—	9	—	(17,135)
Interest income	—	—	—	3,001	—	3,001
Other gains and (losses), net	(1,569)	—	—	1,287	—	(282)

Income (loss) before income taxes	(9,864)	(12,399)	42,805	(5,875)	—	14,667
(Provision) benefit for income taxes	6	—	(89)	546	—	463
Equity in subsidiaries’ earnings, net	24,988	—	—	—	(24,988)	—

Net income (loss)	$15,130	$(12,399)	$42,716	$(5,329)	$(24,988)	$15,130

Comprehensive income (loss)	$15,079	$(12,399)	$42,716	$(5,380)	$(24,937)	$15,079

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$292,089	$—	$292,089
Food and beverage	—	—	—	345,931	—	345,931
Other hotel revenue	—	—	225,182	82,038	(238,109)	69,111
Entertainment (previously Opry and Attractions)	172	—	—	72,863	(162)	72,873

Total revenues	172	—	225,182	792,921	(238,271)	780,004
Operating expenses:
Rooms	—	—	—	80,216	—	80,216
Food and beverage	—	—	—	193,661	—	193,661
Other hotel expenses	—	—	32,803	402,566	(224,856)	210,513
Management fees	—	—	—	10,516	—	10,516

Total hotel operating expenses	—	—	32,803	686,959	(224,856)	494,906
Entertainment (previously Opry and Attractions)	—	—	—	48,938	(163)	48,775
Corporate	251	1,023	2	20,108	—	21,384
Corporate overhead allocation	7,481	—	5,771	—	(13,252)	—
Preopening costs	—	—	—	909	—	909
Impairment and other charges	—	—	—	2,890	—	2,890
Depreciation and amortization	95	—	44,245	41,127	—	85,467

Total operating expenses	7,827	1,023	82,821	800,931	(238,271)	654,331

Operating income (loss)	(7,655)	(1,023)	142,361	(8,010)	—	125,673

Interest expense	—	(47,903)	12	126	—	(47,765)
Interest income	—	—	—	9,383	—	9,383
Other gains and (losses), net	(20,246)	—	—	2,142	—	(18,104)

Income (loss) before income taxes	(27,901)	(48,926)	142,373	3,641	—	69,187
(Provision) benefit for income taxes	(135)	—	(185)	3,745	—	3,425
Equity in subsidiaries’ earnings, net	100,648	—	—	—	(100,648)	—

Net income (loss)	$72,612	$(48,926)	$142,188	$7,386	$(100,648)	$72,612

Comprehensive income (loss)	$72,381	$(48,926)	$142,188	$7,155	$(100,417)	$72,381

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$282,836	$—	$282,836
Food and beverage	—	—	—	331,378	—	331,378
Other hotel revenue	—	—	214,586	85,405	(229,970)	70,021
Entertainment (previously Opry and Attractions)	216	—	—	65,004	(76)	65,144

Total revenues	216	—	214,586	764,623	(230,046)	749,379
Operating expenses:
Rooms	—	—	—	82,778	—	82,778
Food and beverage	—	—	—	184,748	—	184,748
Other hotel expenses	—	—	34,069	393,043	(214,324)	212,788
Management fees	—	—	—	11,485	—	11,485

Total hotel operating expenses	—	—	34,069	672,054	(214,324)	491,799
Entertainment (previously Opry and Attractions)	—	—	—	44,315	(76)	44,239
Corporate	66	896	1	18,744	—	19,707
Corporate overhead allocation	8,726	—	6,920	—	(15,646)	—
Depreciation and amortization	53	—	44,654	39,561	—	84,268

Total operating expenses	8,845	896	85,644	774,674	(230,046)	640,013

Operating income (loss)	(8,629)	(896)	128,942	(10,051)	—	109,366
Interest expense	(16,917)	(31,360)	—	—	—	(48,277)
Interest income	—	—	—	9,070	—	9,070
Loss on extinguishment of debt	(2,148)	—	—	—	—	(2,148)
Other gains and (losses), net	(6,065)	—	—	1,457	—	(4,608)

Income (loss) before income taxes	(33,759)	(32,256)	128,942	476	—	63,403
(Provision) benefit for income taxes	6	—	(1,000)	1,365	—	371
Equity in subsidiaries’ earnings, net	97,527	—	—	—	(97,527)	—

Net income (loss)	$63,774	$(32,256)	$127,942	$1,841	$(97,527)	$63,774

Comprehensive income (loss)	$63,623	$(32,256)	$127,942	$1,690	$(97,376)	$63,623

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$238,543	$(117,399)	$2,754	$27,070	$—	$150,968

Purchases of property and equipment	(199)	—	(2,764)	(60,389)	—	(63,352)
Proceeds from sale of Peterson LOI	10,000	—	—	—	—	10,000
Increase in restricted cash and cash equivalents	—	—	—	(4,444)	—	(4,444)
Other investing activities	—	—	—	2,533	—	2,533

Net cash provided by (used in) investing activities	9,801	—	(2,764)	(62,300)	—	(55,263)

Net borrowings under credit facility	—	(268,600)	—	—	—	(268,600)
Repayments under term loan B	—	(3,000)	—	—	—	(3,000)
Issuance of senior notes	—	400,000	—	—	—	400,000
Repurchase of common stock warrants	(154,681)	—	—	—	—	(154,681)
Deferred financing costs paid	—	(11,145)	—	—	—	(11,145)
Payment of dividend	(95,404)	—	—	—	—	(95,404)
Proceeds from exercise of stock option and purchase plans	1,430	—	—	—	—	1,430
Other financing activities, net	—	—	—	(373)	—	(373)

Net cash provided by (used in) financing activities	(248,655)	117,255	—	(373)	—	(131,773)

Net change in cash and cash equivalents	(311)	(144)	(10)	(35,603)	—	(36,068)
Cash and cash equivalents at beginning of period	392	1,001	36	74,979	—	76,408

Cash and cash equivalents at end of period	$81	$857	$26	$39,376	$—	$40,340

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$316,879	$(168,110)	$51	$8,394	$—	$157,214

Purchases of property and equipment	(6,650)	(2,893)	(10)	(41,175)	—	(50,728)
Decrease in restricted cash and cash equivalents	—	—	—	5,936	—	5,936
Other investing activities	—	—	—	8,011	—	8,011

Net cash used in investing activities	(6,650)	(2,893)	(10)	(27,228)	—	(36,781)

Net borrowings under credit facility	—	17,500	—	—	—	17,500
Net borrowings under term loan B	—	399,000	—	—	—	399,000
Repurchase and conversion of convertible notes	(126,542)	—	—	—	—	(126,542)
Repurchase of common stock warrants	(108,331)	—	—	—	—	(108,331)
Deferred financing costs paid	—	(8,428)	—	—	—	(8,428)
Payment of dividend	(81,352)	—	—	—	—	(81,352)
Proceeds from exercise of stock option and purchase plans	6,119	—	—	—	—	6,119
Other financing activities, net	—	—	—	(445)	—	(445)

Net cash provided by (used in) financing activities	(310,106)	408,072	—	(445)	—	97,521

Net change in cash and cash equivalents	123	237,069	41	(19,279)	—	217,954
Cash and cash equivalents at beginning of period	—	714	—	60,865	—	61,579

Cash and cash equivalents at end of period	$123	$237,783	$41	$41,586	$—	$279,533

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

Dividend Policy

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. On February 26, 2015, our board of directors declared our first quarter 2015 cash dividend in the amount of $0.65 per share of common stock, or an aggregate of approximately $33.3 million in cash, which was paid on April 16, 2015 to stockholders of record as of the close of business on March 31, 2015. On June 9, 2015, our board of directors declared our second quarter 2015 cash dividend in the amount of $0.65 per share of common stock, or an aggregate of approximately $33.3 million in cash, which was paid on July 15, 2015 to stockholders of record as of the close of business on June 30, 2015. On July 31, 2015, our board of directors declared our third quarter 2015 cash dividend in the amount of $0.70 per share of common stock, or an aggregate of approximately $35.9 million in cash, which was paid on October 15, 2015 to stockholders of record as of the close of business on September 30, 2015. We currently plan to pay a quarterly cash dividend of $0.70 per share of common stock in January 2016. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

Share Repurchase Authorization

On August 20, 2015, we announced that our board of directors authorized a share repurchase program for up to $100 million of our common stock using cash on hand and borrowings under our revolving credit line. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The authorization extends until December 31, 2016. The timing, prices, and sizes of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock. During the three months and nine months ended September 30, 2015, we did not make any repurchases under this authorization.

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

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland and the AC Hotel.

•	Entertainment, previously referred to as Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions, which are owned in TRSs.

•	Corporate and Other, consisting of our corporate expenses.

For the three months and nine months ended September 30, 2015 and 2014, our total revenues were divided among these business segments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2015	2014	2015	2014
Hospitality	89%	89%	91%	91%
Entertainment (previously Opry and Attractions)	11%	11%	9%	9%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and nine months ended September 30, 2015 and 2014. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages). As a result of the updates to the hospitality industry’s Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition, as discussed further in Note 1 to the condensed consolidated financial statements included herein, certain amounts in the 2014 results have been reclassified to conform to the 2015 presentation.

	Unaudited Three Months Ended September 30,				Unaudited Nine Months Ended September 30,
	2015	%	2014	%	2015	%	2014	%
Income Statement Data:
REVENUES:
Rooms	$92,828	36.7%	$92,378	37.7%	$292,089	37.4%	$282,836	37.7%
Food and beverage	108,558	42.9%	104,175	42.5%	345,931	44.3%	331,378	44.2%
Other hotel revenue	23,456	9.3%	22,549	9.2%	69,111	8.9%	70,021	9.3%
Entertainment (previously Opry and Attractions)	27,978	11.1%	25,913	10.6%	72,873	9.3%	65,144	8.7%

Total revenues	252,820	100.0%	245,015	100.0%	780,004	100.0%	749,379	100.0%

OPERATING EXPENSES:
Rooms	27,347	10.8%	28,397	11.6%	80,216	10.3%	82,778	11.0%
Food and beverage	63,797	25.2%	60,508	24.7%	193,661	24.8%	184,748	24.7%
Other hotel expenses	70,108	27.7%	71,863	29.3%	210,513	27.0%	212,788	28.4%
Management fees	3,213	1.3%	3,622	1.5%	10,516	1.3%	11,485	1.5%
Entertainment (previously Opry and Attractions)	18,954	7.5%	16,557	6.8%	48,775	6.3%	44,239	5.9%
Corporate	8,017	3.2%	6,952	2.8%	21,384	2.7%	19,707	2.6%
Preopening costs	118	0.0%	—	0.0%	909	0.1%	—	0.0%
Impairment and other charges	—	0.0%	—	0.0%	2,890	0.4%	—	0.0%
Depreciation and amortization:
Hospitality	26,383	10.4%	25,886	10.6%	79,175	10.2%	77,403	10.3%
Entertainment (previously Opry and Attractions)	1,434	0.6%	1,327	0.5%	4,199	0.5%	3,983	0.5%
Corporate and Other	681	0.3%	820	0.3%	2,093	0.3%	2,882	0.4%

Total depreciation and amortization	28,498	11.3%	28,033	11.4%	85,467	11.0%	84,268	11.2%

Total operating expenses	220,052	87.0%	215,932	88.1%	654,331	83.9%	640,013	85.4%

OPERATING INCOME (LOSS):
Hospitality	33,994	15.1%	28,826	13.2%	133,050	18.8%	115,033	16.8%
Entertainment (previously Opry and Attractions)	7,590	27.1%	8,029	31.0%	19,899	27.3%	16,922	26.0%
Corporate and Other	(8,698)	(A )	(7,772)	(A )	(23,477)	(A )	(22,589)	(A )
Preopening costs	(118)	(A )	—	(A )	(909)	(A )	—	(A )
Impairment and other charges	—	(A )	—	(A )	(2,890)	(A )	—	(A )

Total operating income	32,768	13.0%	29,083	11.9%	125,673	16.1%	109,366	14.6%
Interest expense	(16,138)	(A )	(17,135)	(A )	(47,765)	(A )	(48,277)	(A )
Interest income	2,982	(A )	3,001	(A )	9,383	(A )	9,070	(A )
Loss on extinguishment of debt	—	(A )	—	(A )	—	(A )	(2,148)	(A )
Other gains and (losses), net	2,467	(A )	(282)	(A )	(18,104)	(A )	(4,608)	(A )
Benefit for income taxes	4,612	(A )	463	(A )	3,425	(A )	371	(A )

Net income	26,691	(A )	15,130	(A )	72,612	(A )	63,774	(A )
Loss on call spread and warrant modifications related to convertible notes	—	(A )	—	(A )	—	(A )	(4,952)	(A )

Net income available to common shareholders	$26,691	(A )	$15,130	(A )	$72,612	(A )	$58,822	(A )

(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results

The following table summarizes our financial results for the three months and nine months ended September 30, 2015 and 2014 (in thousands, except percentages and per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Total revenues	$252,820	$245,015	3.2%	$780,004	$749,379	4.1%
Total operating expenses	220,052	215,932	1.9%	654,331	640,013	2.2%
Operating income	32,768	29,083	12.7%	125,673	109,366	14.9%
Net income	26,691	15,130	76.4%	72,612	63,774	13.9%
Net income available to common shareholders	26,691	15,130	76.4%	72,612	58,822	23.4%
Net income per share available to common shareholders - fully diluted (1)	0.52	0.25	108.0%	1.41	0.97	45.4%

(1)	For 2014, reflects dilution from convertible notes and related common stock warrants outstanding during 2014.

Total Revenues

The increase in our total revenues for the three months ended September 30, 2015, as compared to the same period in 2014, is attributable to increases in our Hospitality segment and Entertainment segment revenues for the 2015 period of $5.7 million and $2.1 million, respectively, as discussed more fully below. The increase in our total revenues for the nine months ended September 30, 2015, as compared to the same period in 2014, is attributable to increases in our Hospitality segment and Entertainment segment revenues for the 2015 period of $22.9 million and $7.7 million, respectively, as discussed more fully below. Total Hospitality revenues in the three months and nine months ended September 30, 2105 includes $2.4 million and $3.6 million, respectively, in insurance proceeds related to a norovirus outbreak in the first quarter of 2015. Total Hospitality revenues in the three months and nine months ended September 30, 2015 include $1.2 million and $4.9 million, respectively, in attrition and cancellation fee collections, a decrease of $0.2 million and $1.6 million, respectively, from the 2014 periods.

Total Operating Expenses

The increase in our total operating expenses for the three months ended September 30, 2015, as compared to the same period in 2014, is primarily the result of increases in our Entertainment segment and Corporate segment expenses of $2.4 million and $1.1 million, respectively, as discussed more fully below. The increase in our total operating expenses for the nine months ended September 30, 2015, as compared to the same period in 2014, is primarily the result of increases in Entertainment segment and Hospitality segment expenses of $4.5 million and $3.1 million, respectively. In addition, the nine-month 2015 period includes $2.9 million in impairment and other charges, as discussed more fully below.

Net Income

Our net income of $26.7 million for the three months ended September 30, 2015, as compared to net income of $15.1 million for the same period in 2014, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	An increase of $4.1 million in the benefit for income taxes, primarily attributable to changes in valuation allowance.

•	A $2.7 million increase in other gains and (losses), net due primarily to the prior year including losses for the change in fair value of derivative liabilities associated with portions of the warrants related to our previous 3.75% convertible notes.

Our net income of $72.6 million for the nine months ended September 30, 2015, as compared to net income of $63.8 million for the same period in 2014, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	An increase of $14.2 million in other losses during the 2015 period on the change in the fair value of derivative liabilities associated with portions of the warrants related to our previous 3.75% convertible notes.

•	An increase of $3.1 million in the benefit for income taxes, primarily attributable to changes in valuation allowance.

•	The 2014 period included a loss on the extinguishment of debt of $2.1 million associated with the repurchase and conversion of portions of our previous 3.75% convertible notes.

Factors and Trends Contributing to Performance

The most important factors and trends contributing to our performance during the three months and nine months ended September 30, 2015 described herein were:

•	Increased outside-the-room spending at Gaylord Texan (an increase of 13.4% and 10.2%), Gaylord National (an increase of 8.5% and 2.4%) and Gaylord Opryland (an increase of 5.3% and 3.5%) during the three-month and nine-month 2015 periods, respectively, as compared to the 2014 periods, primarily due to increases in banquet revenue.

•	Increased occupancy at Gaylord Texan (an increase of 2.2 and 5.2 points of occupancy for the three-month and nine-month 2015 periods, respectively, as compared to the 2014 periods) primarily as a result of an increase in group business.

•	Increased ADR at Gaylord Texan (an increase of 6.8% and 5.5% for the three-month and nine-month 2015 periods, respectively, as compared to the 2014 periods) primarily as a result of room rate increases for both groups and transient business.

•	Decreased occupancy at Gaylord Opryland (a decrease of 6.1 and 2.1 points of occupancy for the three-month and nine-month 2015 periods, respectively, as compared to the 2014 periods) primarily as a result of decreases in both group and transient business. In addition, during January and February 2015, Gaylord Opryland experienced a norovirus outbreak and a severe weather winter storm. These events contributed to the decreased occupancy in the nine-month 2015 period.

•	Decreased occupancy and ADR at Gaylord Palms (a decrease of 7.7 points of occupancy and 7.3% of ADR) for the three-month 2015 period, as compared to the 2014 period, due to a decrease in group room nights.

•	In-the-year, for-the-year cancellations increased 11.9% for the nine-month 2015 period, as compared to the 2014 period, partially a result of the norovirus outbreak and severe weather during January and February 2015 at Gaylord Opryland.

•	Increased attrition levels for the 2015 periods, as compared to the 2014 periods, which partially offset the increase in operating income and Total RevPAR. Attrition for the 2015 periods was 13.7% and 12.8% of bookings, respectively, compared to 9.7% and 10.4% in the 2014 periods, respectively.

•	Increased net definite group room nights booked during the three-month 2015 period (an increase of 26.6%), as compared to the 2014 period.

•	The nine-month 2015 period included an increase in losses of $14.2 million in other gains and losses, net, associated with losses on the change in the fair value of derivative liabilities associated with portions of the warrants related to our previous 3.75% convertible notes.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and nine months ended September 30, 2015 and 2014 (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues (1):
Rooms	$92,828	$92,378	0.5%	$292,089	$282,836	3.3%
Food and beverage	108,558	104,175	4.2%	345,931	331,378	4.4%
Other hotel revenue	23,456	22,549	4.0%	69,111	70,021	-1.3%

Total hospitality revenue	224,842	219,102	2.6%	707,131	684,235	3.3%
Hospitality operating expenses:
Rooms	27,347	28,397	-3.7%	80,216	82,778	-3.1%
Food and beverage	63,797	60,508	5.4%	193,661	184,748	4.8%
Other hotel expenses	70,108	71,863	-2.4%	210,513	212,788	-1.1%
Management fees	3,213	3,622	-11.3%	10,516	11,485	-8.4%
Depreciation and amortization	26,383	25,886	1.9%	79,175	77,403	2.3%

Total Hospitality operating expenses	190,848	190,276	0.3%	574,081	569,202	0.9%

Hospitality operating income (2)	$33,994	$28,826	17.9%	$133,050	$115,033	15.7%

Hospitality performance metrics:
Occupancy	71.9%	74.2%	-3.1%	72.7%	73.0%	-0.4%
ADR	$169.24	$167.03	1.3%	$178.88	$175.23	2.1%
RevPAR (3)	$121.71	$123.99	-1.8%	$130.07	$127.94	1.7%
Total RevPAR (4)	$294.81	$294.09	0.2%	$314.88	$309.50	1.7%
Net Definite Group Room Nights Booked	396,810	313,385	26.6%	1,062,298	1,039,279	2.2%

(1)	Hospitality segment results and performance metrics include the results of our Gaylord Hotels and the Inn at Opryland for all periods presented. Results of the AC Hotel are included as of its opening in April 2015.
(2)	Hospitality segment operating income does not include $2.9 million of impairment charges during the nine months ended September 30, 2015 and does not include $0.1 million and $0.9 million of preopening costs during the three months and nine months ended September 30, 2015, respectively. See the discussion of these items set forth below.

(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The increase in total Hospitality segment revenue in the three months ended September 30, 2015, as compared to the same period in 2014, is primarily due to increases of $5.4 million and $3.9 million at Gaylord Texan and Gaylord National, respectively, as well as $2.5 million in revenue from the AC Hotel, which opened in April 2015. These increases were partially offset by a decrease of $6.3 million at Gaylord Palms. The increase in total Hospitality segment revenue in the nine months ended September 30, 2015, as compared to the same period in 2014, is primarily due to increases of $15.9 million and $4.7 million at Gaylord Texan and Gaylord National, respectively, as well as $4.8 million in revenue at the AC Hotel. These increases were partially offset by a decrease of $4.8 million at Gaylord Palms. The increases for both periods are primarily a result of increased rooms revenue and outside-the-room spending during the 2015 periods as a result of an increase in premium group business discussed below.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Group	73%	73%	77%	77%
Transient	27%	27%	23%	23%

Rooms operating expenses decreased in the three months ended September 30, 2015, as compared to the same period in 2014, due to decreases at Gaylord Opryland, Gaylord Palms and Gaylord National, as described below. The decrease in rooms operating expenses in the nine months ended September 30, 2015, as compared to the same period in 2014, is primarily attributable to decreases at Gaylord Opryland and Gaylord Palms, as described below.

The increase in food and beverage operating expenses in the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, is primarily attributable to increases at Gaylord Texan, Gaylord National and Gaylord Opryland, partially offset by a decrease at Gaylord Palms, as described below.

Other hotel expenses for the three months and nine months ended September 30, 2015 and 2014 consist of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Administrative employment costs	$25,312	$24,339	4.0%	$78,218	$73,612	6.3%
Utilities	7,602	8,103	-6.2%	21,219	21,925	-3.2%
Property taxes	7,906	7,359	7.4%	23,937	23,541	1.7%
Other	29,288	32,062	-8.7%	87,139	93,710	-7.0%

Total other hotel expenses	$70,108	$71,863	-2.4%	$210,513	$212,788	-1.1%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily due to previously unfilled positions at Gaylord Opryland. Utility costs decreased during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily due to decreases at Gaylord National and Gaylord Palms. Property taxes increased during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily due to an increase at Gaylord National. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, decreased during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily as a result of decreases at each of our Gaylord Hotels properties.

As discussed above, each of our management agreements with Marriott requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. In the three months ended September 30, 2015 and 2014, we accrued $3.9 million and $4.4 million, respectively, and in the nine months ended September 30, 2015 and 2014, we accrued $12.1 million and $13.7 million, respectively, related to base management fees for our Hospitality segment. We also accrued $0.1 million and $0.6 million, respectively, related to incentive management fees for our Hospitality segment during the three months and nine months ended September 30, 2015. We did not accrue an incentive management fee related to our Hospitality segment properties during the three months or nine months ended September 30, 2014. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 2 to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily as a result of an increase at Gaylord Texan, as described below, as well as depreciation for the AC Hotel, which opened in April 2015.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and nine months ended September 30, 2015 and 2014.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and nine months ended September 30, 2015 and 2014 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Rooms	$30,828	$33,530	-8.1%	$94,058	$97,059	-3.1%
Food and beverage	34,943	33,971	2.9%	100,131	96,925	3.3%
Other hotel revenue	10,625	9,294	14.3%	28,136	27,031	4.1%

Total revenue	76,396	76,795	-0.5%	222,325	221,015	0.6%
Operating expenses:
Rooms	8,544	9,286	-8.0%	23,723	26,195	-9.4%
Food and beverage	19,179	18,007	6.5%	54,367	52,484	3.6%
Other hotel expenses	22,576	22,861	-1.2%	64,496	64,980	-0.7%
Management fees	1,288	1,293	-0.4%	3,462	3,714	-6.8%
Depreciation and amortization	7,689	7,804	-1.5%	22,967	23,558	-2.5%

Total operating expenses	59,276	59,251	0.0%	169,015	170,931	-1.1%
Performance metrics:
Occupancy	73.4%	79.5%	-7.7%	72.7%	74.8%	-2.8%
ADR	$158.38	$159.11	-0.5%	$164.46	$164.85	-0.2%
RevPAR	$116.27	$126.46	-8.1%	$119.55	$123.36	-3.1%
Total RevPAR	$288.13	$289.64	-0.5%	$282.57	$280.91	0.6%

Rooms revenue and RevPAR decreased at Gaylord Opryland during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, as a result of a decrease in occupancy, due to a decrease in group and transient business. These decreases in rooms revenue and RevPAR were partially attributable to a rooms renovation project at Gaylord Opryland that was completed in September 2015, which resulted in approximately 18,000 room nights out of service in the three months and nine months ended September 30, 2015. The nine-month 2015 period was also impacted by a norovirus outbreak that occurred in January and February 2015 at the property, as well as a winter storm that occurred during February 2015. Rooms expenses decreased during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily as a result of decreased employment costs due to improved productivity.

The increase in food and beverage revenue at Gaylord Opryland during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, was primarily due to increased banquet revenues from corporate groups. Food and beverage expenses increased in the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily as a result of an increase in variable costs associated with the increase in revenue.

Other revenue increased at Gaylord Opryland during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to the receipt of $2.4 million and $3.6 million, respectively, in insurance proceeds related to the norovirus outbreak, partially offset by a decrease in ancillary revenues, such as parking fees, related to the decrease in occupancy. Other hotel expenses decreased slightly in the three months and nine months ended September 30, 2015, as compared to the same periods in 2014.

Depreciation and amortization decreased slightly at Gaylord Opryland during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014.

Gaylord Palms Results. The results of Gaylord Palms for the three months and nine months ended September 30, 2015 and 2014 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Rooms	$11,911	$14,386	-17.2%	$47,435	$49,471	-4.1%
Food and beverage	16,394	19,710	-16.8%	65,969	67,956	-2.9%
Other hotel revenue	3,367	3,917	-14.0%	12,584	13,395	-6.1%

Total revenue	31,672	38,013	-16.7%	125,988	130,822	-3.7%
Operating expenses:
Rooms	3,630	4,295	-15.5%	11,450	12,454	-8.1%
Food and beverage	10,203	11,409	-10.6%	35,763	36,323	-1.5%
Other hotel expenses	13,669	14,607	-6.4%	44,638	46,518	-4.0%
Management fees	325	613	-47.0%	1,768	2,230	-20.7%
Depreciation and amortization	4,589	4,576	0.3%	13,947	13,614	2.4%

Total operating expenses	32,416	35,500	-8.7%	107,566	111,139	-3.2%
Performance metrics:
Occupancy	64.7%	72.4%	-10.6%	73.0%	76.2%	-4.2%
ADR	$142.29	$153.51	-7.3%	$169.18	$169.18	0.0%
RevPAR	$92.08	$111.22	-17.2%	$123.58	$128.88	-4.1%
Total RevPAR	$244.86	$293.87	-16.7%	$328.23	$340.83	-3.7%

Rooms revenue and RevPAR decreased at Gaylord Palms during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to a decrease in occupancy for groups. Rooms expenses decreased during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, as a result of decreased variable expenses associated with the decrease in occupancy.

Food and beverage revenue decreased at Gaylord Palms during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to a decrease in both banquets and food and beverage outlets. Food and beverage expenses decreased in the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily as a result of a decrease in variable costs associated with the decrease in revenue.

Other revenue at Gaylord Palms decreased during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily as a result of a decrease in ancillary revenues, such as parking fees, related to the decrease in occupancy. Other hotel expenses decreased in the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to a decrease in utility costs.

Depreciation and amortization increased slightly at Gaylord Palms during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014.

Gaylord Texan Results. The results of Gaylord Texan for the three months and nine months ended September 30, 2015 and 2014 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Rooms	$19,945	$18,128	10.0%	$59,162	$52,186	13.4%
Food and beverage	25,633	21,981	16.6%	81,337	72,680	11.9%
Other hotel revenue	4,668	4,729	-1.3%	15,012	14,771	1.6%

Total revenue	50,246	44,838	12.1%	155,511	139,637	11.4%
Operating expenses:
Rooms	4,493	4,321	4.0%	12,925	13,711	-5.7%
Food and beverage	13,948	12,199	14.3%	42,169	38,166	10.5%
Other hotel expenses	14,623	14,495	0.9%	43,676	43,338	0.8%
Management fees	673	730	-7.8%	2,247	2,292	-2.0%
Depreciation and amortization	4,960	4,857	2.1%	15,043	14,267	5.4%

Total operating expenses	38,697	36,602	5.7%	116,060	111,774	3.8%
Performance metrics:
Occupancy	77.1%	74.9%	2.9%	75.6%	70.4%	7.4%
ADR	$186.01	$174.22	6.8%	$189.64	$179.78	5.5%
RevPAR	$143.48	$130.41	10.0%	$143.42	$126.51	13.4%
Total RevPAR	$361.46	$322.55	12.1%	$376.99	$338.51	11.4%

Rooms revenue and RevPAR increased at Gaylord Texan during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to increased occupancy due to an increase in group rooms during the three-month 2015 period and both group and transient rooms during the nine-month 2015 period, as well as increased ADR for both groups and transient for both periods. These increases in rooms revenue and RevPAR were partially attributable to a completed rooms renovation project at Gaylord Texan, which resulted in approximately 9,600 and 36,000 room nights out of service in the three months and nine months ended September 30, 2014, respectively. The rooms renovation project was completed in August 2014. Rooms expenses increased marginally during the three months ended September 30, 2015 and decreased during the nine months ended September 30, 2015, as compared to the same periods in 2014, as increased variable expenses associated with the increase in occupancy were offset by the prior year period including non-capitalized costs associated with the rooms renovation project.

The increase in food and beverage revenue at Gaylord Texan during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, was primarily due to an increase in banquet revenue. Food and beverage expenses increased in the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, as a result of increased variable costs associated with the increase in revenue.

Other revenue at Gaylord Texan decreased modestly during the three months ended September 30, 2015, as compared to the same period in 2014. Other revenue increased during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily as a result of increased collection of attrition and cancellation fees. Other hotel expenses increased slightly in the three months and nine months ended September 30, 2015, as compared to the same periods in 2014.

Depreciation and amortization increased at Gaylord Texan during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily as a result of capital expenditures associated with the rooms renovation.

Gaylord National Results. The results of Gaylord National for the three months and nine months ended September 30, 2015 and 2014 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Rooms	$25,347	$24,139	5.0%	$79,787	$77,606	2.8%
Food and beverage	30,221	27,663	9.2%	95,383	91,339	4.4%
Other hotel revenue	4,744	4,563	4.0%	13,214	14,708	-10.2%

Total revenue	60,312	56,365	7.0%	188,384	183,653	2.6%
Operating expenses:
Rooms	9,486	9,847	-3.7%	29,213	28,498	2.5%
Food and beverage	19,553	18,202	7.4%	59,089	55,847	5.8%
Other hotel expenses	17,298	18,886	-8.4%	53,154	55,199	-3.7%
Management fees	718	926	-22.5%	2,576	3,068	-16.0%
Depreciation and amortization	8,499	8,320	2.2%	25,463	24,971	2.0%

Total operating expenses	55,554	56,181	-1.1%	169,495	167,583	1.1%
Performance metrics:
Occupancy	70.6%	68.1%	3.7%	71.0%	70.5%	0.7%
ADR	$195.38	$193.16	1.1%	$206.32	$201.98	2.1%
RevPAR	$138.03	$131.46	5.0%	$146.42	$142.42	2.8%
Total RevPAR	$328.44	$306.95	7.0%	$345.72	$337.04	2.6%

Rooms revenue and RevPAR increased at Gaylord National during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily as a result of an increase in occupancy for groups and an increase in ADR for both groups and transient. Rooms expenses at Gaylord National decreased during the three months ended September 30, 2015, as compared to the same period in 2014, primarily as a result of a decrease in employment costs. Rooms expenses increased at Gaylord National during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to increased employment costs.

Food and beverage revenue increased during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily as a result of an increase in banquets. Food and beverage expenses increased in the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily due to changes in variable costs associated with the changes in revenue.

Other revenue at Gaylord National increased modestly during the three months ended September 30, 2015, as compared to the same period in 2014. Other revenue decreased during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to a decrease in attrition and cancellation fee collections. Other hotel expenses decreased in the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily due to decreased sales and marketing costs and decreased utility costs.

Depreciation and amortization at Gaylord National increased modestly during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014.

Entertainment Segment (previously Opry and Attractions)

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months and nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$27,978	$25,913	8.0%	$72,873	$65,144	11.9%
Operating expenses	18,954	16,557	14.5%	48,775	44,239	10.3%
Depreciation and amortization	1,434	1,327	8.1%	4,199	3,983	5.4%

Operating income	$7,590	$8,029	-5.5%	$19,899	$16,922	17.6%

Entertainment segment revenue increased during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily due to increased attendance and additional shows at the Grand Ole Opry, as well as increased ancillary business such as tours and retail.

Entertainment operating expenses increased during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily as a result of increased variable expenses related to the increase in shows and ancillary revenues, as well as increased consulting costs.

Entertainment depreciation expense increased modestly in the three months and nine months ended September 30, 2015, as compared to the same periods in 2014.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Operating expenses	$8,017	$6,952	15.3%	$21,384	$19,707	8.5%
Depreciation and amortization	681	820	-17.0%	2,093	2,882	-27.4%

Operating loss	$(8,698)	$(7,772)	11.9%	$(23,477)	$(22,589)	3.9%

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, increased in the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily as a result of the pension settlement charge discussed in Note 9 to the condensed consolidated financial statements included herein.

Corporate and Other depreciation and amortization expense decreased in the three months and nine months ended September 30, 2015, as compared with the same periods in 2014, primarily due to the continued disposal of certain fixed assets that were no longer required as a result of our conversion to a REIT.

Operating Results – Preopening Costs

During the three months and nine months ended September 30, 2015, we incurred $0.1 million and $0.9 million, respectively, in preopening costs related to the AC Hotel. The hotel opened in April 2015.

Operating Results – Impairment and Other Charges

During the nine months ended September 30, 2015, we incurred $2.9 million in impairment charges related to assets previously used in special events programming that is being discontinued.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Interest expense	$(16,138)	$(17,135)	-5.8%	$(47,765)	$(48,277)	-1.1%
Interest income	2,982	3,001	-0.6%	9,383	9,070	3.5%
Loss on extinguishment of debt	—	—	0.0%	—	(2,148)	100.0%
Other gains and (losses), net	2,467	(282)	974.8%	(18,104)	(4,608)	-292.9%
Benefit for income taxes	4,612	463	896.1%	3,425	371	823.2%

Interest Expense

Interest expense decreased $1.0 million and $0.5 million during the three months and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to the lack of interest expense associated with our 3.75% convertible notes, which matured in October 2014, and a decrease in interest expense associated with our credit facility, due to a decrease in borrowings. These decreases were partially offset by increased interest expense associated with our $400 Million 5% Senior Notes, which we issued in April 2015. The nine-month decrease was also partially offset by increased interest expense on our term loan B facility, which we entered into in June 2014. We also incurred $1.9 million in interest expense during the nine months ended September 30, 2015 related to the write-off of deferred financing costs associated with the refinancing of our credit facility.

Cash interest expense increased $2.1 million to $14.8 million in the three months ended September 30, 2015 and increased $6.8 million to $41.8 million in the nine months ended September 30, 2015, as compared to the same periods in 2014. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, decreased $3.1 million to $1.3 million in the three months ended September 30, 2015 and decreased $7.3 million to $6.0 million in the nine months ended September 30, 2015, as compared to the same periods in 2014.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the periods, was 4.3% and 5.3% for the three months and 4.1% and 5.2% for the nine months ended September 30, 2015 and 2014, respectively.

Interest Income

Interest income for the three months and nine months ended September 30, 2015 and 2014 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

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

Other Gains and (Losses), net

Other gains and (losses), net for the nine months ended September 30, 2015 and for the three months and nine months ended September 30, 2014 primarily consists of $20.2 million, $1.6 million and $6.1 million, respectively, in losses on the change in the fair value of derivative liabilities associated with portions of the warrants associated with our 3.75% convertible notes, as discussed more fully in Note 7 to the condensed consolidated financial statements included herein. Other gains and (losses), net also includes $2.5 million and $2.4 million for the three months and nine months ended September 30, 2015 and 2014, respectively, from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses.

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

For the three months ended September 30, 2015 and 2014, we recorded an income tax benefit of $4.6 million and $0.5 million, respectively, and $3.4 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively. These results differ from the statutory rate primarily due to the non-taxable income of the REIT and the decrease in valuation allowance required at the TRSs.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the nine months ended September 30, 2015, our net cash flows provided by operating activities were $151.0 million, reflecting primarily cash provided by our income before depreciation expense, amortization expense, income tax provision, stock-based compensation expense, loss on repurchase of warrants and other non-cash charges of approximately $186.6 million, partially offset by unfavorable changes in working capital of approximately $35.6 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties and a decrease in accrued expenses primarily related to the payment of accrued compensation and accrued expenses associated with our hotel holiday programs.

During the nine months ended September 30, 2014, our net cash flows provided by operating activities were $157.2 million, reflecting primarily cash provided by our income before depreciation expense, amortization expense, income tax benefit, stock-based compensation expense, loss on extinguishment of debt, and other non-cash charges of approximately $171.5 million, partially offset by unfavorable changes in working capital of approximately $14.3 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties.

Cash Flows From Investing Activities. During the nine months ended September 30, 2015, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $63.4 million, and an increase in restricted cash and cash equivalents associated with the furniture, fixtures and equipment (“FF&E”) reserve we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us. These uses of cash were partially offset by the receipt of $10.0 million in proceeds related to the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland. Purchases of property, plant and equipment consisted primarily of an expansion of the Ryman Auditorium, the renovation of a portion of the guest rooms at Gaylord Opryland, and ongoing maintenance capital expenditures for our existing properties.

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

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the nine months ended September 30, 2015, our net cash flows used in financing activities were approximately $131.8 million, primarily reflecting $271.6 million in repayments under our credit facility, $154.7 million paid to cash settle the remaining 4.7 million warrants associated with our 3.75% convertible notes, the payment of $95.4 million in cash dividends and the payment of $11.1 million in deferred financing costs, partially offset by the issuance of $400.0 million in senior notes.

During the nine months ended September 30, 2014, our net cash flows provided by financing activities were approximately $97.5 million, primarily reflecting $399.0 million in net borrowings under our term loan B facility and $17.5 million in borrowings under our credit facility. These inflows were partially offset by $108.3 million to cash settle 4.8 million of the warrants associated with our previous 3.75% convertible notes, the payment of $81.4 million in cash dividends, and the payment of $8.4 million in deferred financing costs. In addition, we paid $126.5 million in cash related to repurchases and the settlement of conversions of our previous 3.75% convertible notes, and issued 6.3 million shares for the settlement of the conversion spread, which were offset by the exercise of the related purchased options and our receipt and cancellation of the related shares.

Liquidity

At September 30, 2015, we had $40.3 million in unrestricted cash and $380.1 million available for borrowing under our credit facility, which we refinanced in June 2015 with an extended maturity to 2019. During the nine months ended September 30, 2015, we net repaid $271.6 million under our credit facility, cash settled the remaining 4.7 million warrants associated with our 3.75% convertible notes for $154.7 million, paid cash dividends of $95.4 million and incurred capital expenditures of $63.4 million. These outflows, partially offset by the issuance of $400.0 million in senior notes during April 2015 and cash flows from operating activities discussed above, were the primary factors in the decrease in our cash balance from December 31, 2014 to September 30, 2015.

We currently plan to pay a quarterly cash dividend of $0.70 per share in January 2016, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2015 by spending between $17 million and $27 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities.

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

Principal Debt Agreements

At September 30, 2015, we were in compliance with all covenants related to our outstanding debt.

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

Pursuant to the Amendment, the Company extended the maturity date of the revolving credit facility under the Credit Facility to June 5, 2019 and provided for two additional six-month extension options, at the election of the Company. In addition, the Amendment lowered the adjustable margin (the “Applicable Margin”) for determining the interest rate on revolving loans based on the Company’s consolidated funded indebtedness to total asset value ratio (as defined in the Credit Facility). Interest on our borrowings under the revolving credit facility is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. The effective interest rate at September 30, 2015 was LIBOR plus 1.65%. Principal is payable in full at maturity. Further, the unused commitment fee was reduced to 0.2% to 0.3% per year of the average unused portion of the revolving credit facility. The Company’s term loan B remains outstanding.

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

At September 30, 2015, $317.9 million of borrowings were outstanding under the Credit Facility, and the lending banks had issued $2.0 million of letters of credit under the facility, which left $380.1 million of availability under the Credit Facility (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”) and $400 Million 5% Senior Notes.

As a result of the Amendment, we wrote off $1.9 million of deferred financing costs during the nine months ended September 30, 2015, which is included in interest expense in the accompanying condensed consolidated statement of operations.

$400 Million Term Loan Facility. On June 18, 2014, we amended the Credit Facility such that we added an additional senior secured term loan facility in the aggregate principal amount of up to $400.0 million to the Credit Facility. Proceeds from the term loan B were used to repay revolving loans under the Credit Facility, to repay our 3.75% convertible notes and to settle a part of the warrant transactions described below. The term loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At September 30, 2015, the interest rate on the term loan B was LIBOR plus 2.75%. The term loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million, commencing on September 30, 2014, with the balance due at maturity. Amounts borrowed under the term loan B that are repaid or prepaid may not be reborrowed. At closing, we drew down on the term loan B in full.

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

In connection with the issuance of the $400 Million 5% Senior Notes, we entered into a registration rights agreement under which we were required to use our commercially reasonable efforts to complete a registered offer to exchange the $400 Million 5% Senior Notes for registered notes with substantially identical terms as the $400 Million 5% Senior Notes. We completed the exchange offer in September 2015.

Additional Debt Limitations. Pursuant to the terms of the management agreements and pooling agreement with Marriott, we are subject to certain debt limitations described below.

The management agreements provide for the following limitations on indebtedness encumbering a hotel:

•	The aggregate principal balance of all mortgage and mezzanine debt encumbering the hotel shall be no greater than 75% of the fair market value of the hotel; and

•	The ratio of (a) aggregate Operating Profit (as defined in the management agreement) in the 12 months prior to the closing on the mortgage or mezzanine debt to (b) annual debt service for the hotel shall equal or exceed 1.2:1; but is subject to the pooling agreement described below.

The pooled limitations on Secured Debt (as defined in the pooling agreement) are as follows:

•	The aggregate principal balance of all mortgage and mezzanine debt on Pooled Hotels (as defined in the pooling agreement), shall be no more than 75% of the fair market value of Pooled Hotels.

•	The ratio of (a) aggregate Operating Profit (as defined in the pooling agreement) of Pooled Hotels in the 12 months prior to closing on any mortgage or mezzanine debt to (b) annual debt service for the Pooled Hotels, shall equal or exceed 1.2:1.

Off-Balance Sheet Arrangements

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Credit Facility had issued $2.0 million of letters of credit at September 30, 2015. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2015, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$1,468,900	$6,000	$—	$317,900	$1,145,000
Capital leases	682	19	40	43	580
Operating leases (2)	623,879	4,761	8,651	9,025	601,442
Construction commitments (3)	20,704	20,704	—	—	—

Total contractual obligations	$2,114,165	$31,484	$8,691	$326,968	$1,747,022

(1)	Long-term debt commitments do not include approximately $340.8 million in interest payments projected to be due in future years (less than 1 year – $57.2 million; 1-3 years – $114.0 million; 3-5 years – $105.5 million; more than 5 years – $64.1 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at September 30, 2015 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the interest we paid during 2014, 2013 and 2012.
(2)	Total operating lease commitments of $623.9 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(3)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2015, the amount funded into the reserve accounts will be 5.0% of the respective property’s total annual revenue. At September 30, 2015, $20.7 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets, stock-based compensation, depreciation and amortization, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no newly identified critical accounting policies in the first nine months of 2015 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under the revolving credit portion of our Credit Facility bear interest at an annual rate of LIBOR plus 1.65%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $317.9 million in borrowings outstanding under the revolving credit portion of our Credit Facility at September 30, 2015 would increase by approximately $3.2 million.

Borrowings outstanding under our $400 million term loan B currently bear interest at an annual rate of LIBOR plus 2.75%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $395.0 million in borrowings outstanding under our $400 million term loan B at September 30, 2015 would increase by approximately $4.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at September 30, 2015. As a result, the interest rate market risk implicit in these investments at September 30, 2015, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At September 30, 2015, the value of the investments in the pension fund was $67.0 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.7 million.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: November 5, 2015	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three months and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.