Form 10-K
period 2015-12-31
Ryman Hospitality Properties, Inc.
filed 2016-02-26
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2015 of $53.11 per share was approximately $2,307,587,649 (assuming for this purpose that shares beneficially owned by persons other than officers or directors of the registrant, and their affiliates, are held by non-affiliates).

As of January 29, 2015, there were 51,087,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

RYMAN HOSPITALITY PROPERTIES, INC.

2015 ANNUAL REPORT ON FORM 10-K

PART I

Throughout this report, we refer to Ryman Hospitality Properties, Inc., a Delaware corporation (“Ryman”), together with its subsidiaries, as “we,” “us,” “our,” or the “Company.” For each year discussed, our fiscal year ends on December 31. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (ii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries; (iii) our announced dividend policy including the frequency and amount of any dividend we may pay; (iv) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions; (v) Marriott’s ability to effectively manage our hotels and other properties; (vi) our anticipated capital expenditures; (vii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; and (viii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors including, but not limited to, those discussed in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Any forward-looking statement made in this Annual Report on Form 10-K speaks only as of the date on which the statement is made. New risks and uncertainties may arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements we make in this report, except as may be required by law.

Item 1.	Business

Overview

Ryman is the successor to Gaylord Entertainment Company (“Gaylord”), formerly a Delaware corporation originally incorporated in 1956. As part of the plan to restructure our business operations to facilitate our qualification as a real estate investment trust (“REIT”) for federal income tax purposes, Gaylord merged with and into its wholly-owned subsidiary, Ryman, on October 1, 2012, with Ryman as the surviving corporation and Ryman succeeded to and began conducting, either directly or indirectly, all of the business conducted by Gaylord immediately prior to the merger. Ryman is a Delaware corporation that began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013. We specialize in group-oriented, destination hotel assets in urban and resort markets. As a REIT, we generally will not be subject to federal corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment substantially eliminates the federal “double taxation” on earnings from our REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. Our non-REIT operations, which consist of the activities of our taxable REIT subsidiaries (“TRSs”) that lease or sublease our hotels from our qualified REIT subsidiaries, as well as businesses within our Entertainment segment, will continue to be subject, as applicable, to federal and state corporate income taxes.

Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,795 rooms that are managed by lodging operator Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention

Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”), the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National, which we purchased in December 2014 and opened in April 2015. We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

Our operations are organized into three principal business segments: (i) Hospitality, which includes our hotel properties and the results of hotel operations; (ii) Entertainment, previously referred to as Opry and Attractions, which includes our Grand Ole Opry assets, WSM-AM and our Nashville attractions; and (iii) Corporate and Other, which includes corporate expenses. These three business segments — Hospitality, Entertainment, and Corporate and Other — represented approximately 91%, 9%, and 0%, respectively, of our total revenues for 2015.

Financial information by business segment and for each of our Gaylord Hotels properties as of December 31, 2015 and for each of the three years in the period then ended appears in Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Financial Reporting by Business Segments note (Note 13) to our consolidated financial statements included in this Annual Report on Form 10-K.

Our Strategic Plan

Our goal is to become the nation’s premier hospitality REIT for group-oriented, destination hotel assets in urban and resort markets.

•	Existing Hotel Property Design. Our hotel properties focus on the large group meetings market in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. This strategy creates a better experience for both meeting planners and guests, and has placed our current hotel properties among the leading convention hotels in the country.

•	Expansion of Hotel Asset Portfolio. While we intend our short-term capital allocation strategy to focus on paying cash dividends to stockholders, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are generally interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. As a REIT, we do not view independent, large-scale development of resort and convention hotels as part of our long-term growth strategy.

•	Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment.

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

Marriott is responsible for the day-to-day management of our Gaylord Hotels, the Inn at Opryland, and the AC Hotel. We believe that our Gaylord Hotels properties have benefitted and will continue to benefit from Marriott’s expansive sales force and popular frequent traveler program, as well as their ability to manage group business.

Based on our information and information and data obtained from Smith Travel Research, the top 10 hotels within the United States with the highest square footage of self-contained exhibit and meeting space as of January 2016 are as follows:

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

Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space and 12 treatment rooms. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson Showboat, the Gaylord Springs Golf Links (our 18-hole championship golf course), and other attractions in the Nashville area. Gaylord Opryland has 2,882 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 640,000 square feet. Gaylord Opryland has been recognized by many industry and commercial publications, receiving Successful Meetings magazine’s Pinnacle Award from 2010 through 2015, Meeting & Conventions’ Gold Key and Gold Platter Awards every year since 1993, and is recognized as a member of Meeting & Conventions Hall of Fame.

Gaylord Palms Resort and Convention Center — Kissimmee, Florida. Gaylord Palms has 1,406 signature guest rooms, three ballrooms with approximately 76,000 square feet, 76 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida, which we have leased pursuant to a 75-year ground lease with a 24-year renewal option. The resort is approximately a five minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets and a full-service spa, with 20,000 square feet of dedicated space and 25 treatment rooms. In 2012, a new resort pool and new 2-story sports bar complex opened at Gaylord Palms. Hotel guests also have golf privileges at Celebration Golf Club, located approximately two miles from the property. The Gaylord Palms is rated as a AAA Four-Diamond Hotel and has been recognized by many publications, receiving Successful Meetings magazine’s Pinnacle Award from 2007 to 2015, Meeting and Convention’s Gold Key Award every year since 2003 and their Gold Platter Award eleven times since 2003, and is recognized as a member of Meeting & Conventions Hall of Fame.

Gaylord Texan Resort and Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. Of the 85 acres, we own 75 acres and lease approximately 10 acres pursuant to a ground lease. The hotel features a lavish and expansive atrium, 1,511 signature guest rooms, three ballrooms with approximately 85,000 square feet, 70 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The property also includes a number of themed restaurants, retail outlets and a full-service spa with 25,000 square feet of dedicated space and 12 treatment rooms. Guests also have access to the adjacent Cowboys Golf Club. In 2006, we opened the Glass Cactus entertainment complex, an approximately 39,000 square feet venue with a performance stage, dance floor, and a two-story outdoor deck, on land we own adjacent to the hotel. In 2011, we opened the Paradise Springs resort pool, a western-themed 10-acre resort pool and lazy river complex. The Gaylord Texan is rated as a AAA Four-Diamond Hotel, and it received Successful Meetings magazine’s Pinnacle Award from 2012 through 2015, Meeting and Convention’s Gold Key Award every year since 2005 and Meeting and Convention’s Gold Platter Award from 2010 through 2014. In January 2016, we announced plans for a $120 million expansion of Gaylord Texan that will include an additional 300 guest rooms and 86,000 square feet of meeting space.

Gaylord National Resort and Convention Center — National Harbor, Maryland. Gaylord National is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 470,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center with 12 treatment rooms, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. The Gaylord National is rated as a AAA Four-Diamond Hotel, and it received Successful Meetings Magazine’s Pinnacle Award in 2011, 2012, 2014 and 2015 and Meeting and Convention’s Gold Key Award every year since 2009.

Inn at Opryland. We also own the Inn at Opryland, which is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space.

AC Hotel. We also own the AC Hotel, which is located near Gaylord National and opened in April 2015. The hotel has 192 rooms and approximately 3,700 square feet of meeting space.

Description of our Entertainment Portfolio (previously referred to as Opry and Attractions)

The Grand Ole Opry. The Grand Ole Opry, which celebrated its 90th anniversary in 2015, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Opry House, home of the Grand Ole Opry, seats approximately 4,400, is located in the Opryland complex, and was named the Venue of the Year by the Academy of Country Music in 2014. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and Sirius/XM Radio and streamed on the Internet. Special episodes of the Grand Ole Opry are also broadcast on television via the Great American Country network. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists and other acts.

Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2015 to January 2016. The Ryman Auditorium has been nominated for “Theatre of the Year” by Pollstar Concert Industry Awards every year since 2003, winning the award in 2003, 2004, 2010, 2011, 2012, 2013, 2014 and 2015, and was named the Venue of the Year by the Academy of Country Music in 2009, 2011, 2013 and 2015.

The General Jackson Showboat. We own the General Jackson Showboat, a 300-foot, four-deck paddle wheel showboat on the Cumberland River, which flows past the Gaylord Opryland complex in Nashville. Its Victorian Theatre can seat 600 people for banquets and 1,000 people for theater-style presentations. The showboat stages Broadway-style shows and other theatrical productions. The General Jackson is one of many sources of entertainment that is available to conventions held at Gaylord Opryland. During the day, it operates cruises, primarily serving tourists visiting the Gaylord Opryland complex and the Nashville area. Marriott manages the day-to-day operations of the General Jackson.

Gaylord Springs. Minutes from Gaylord Opryland, Gaylord Springs (our 18-hole championship golf course) was designed by former U.S. Open and PGA Champion Larry Nelson. The 40,000 square-foot antebellum-style clubhouse offers meeting space for up to 500 guests. Marriott manages the day-to-day operations of Gaylord Springs.

The Wildhorse Saloon. Since 1994, we have owned the Wildhorse Saloon, a country music performance venue on historic Second Avenue in downtown Nashville. The three-story facility includes a dance floor of approximately 2,000 square feet, as well as a restaurant and banquet facility that can accommodate up to 2,000 guests. Marriott manages the day-to-day operations of the Wildhorse Saloon.

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

Corporate History and Structure

We were originally incorporated in 1956 and were reorganized in connection with a 1997 corporate restructuring. Prior to our REIT conversion, we operated as a C corporation. In 2012, we completed restructuring transactions intended to facilitate our qualification as a REIT for federal income tax purposes, which included the merger, effective on October 1, 2012, of our predecessor, Gaylord, with and into its wholly-owned subsidiary, Ryman, with Ryman surviving the merger, at which time Ryman succeeded to and began conducting, directly or indirectly, all of the business conducted by Gaylord immediately prior to the merger. Prior to Marriott’s assumption of the day-to-day management of our hotels and certain of our Nashville attractions, we managed such assets. We elected REIT status effective January 1, 2013.

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

In addition, we own our Entertainment businesses in TRSs, and certain of those TRSs have engaged Marriott to manage their assets, as described above.

Tax Status

As a REIT, we generally are not subject to corporate federal income tax on that portion of our REIT taxable income that we distribute to our stockholders. In addition to the requirement that 75% of our gross income for each taxable year be derived from “rents from real property” discussed above, we are subject to other organizational and operational requirements including the requirement that we distribute at least 90% of our REIT taxable income each year and the requirement that no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include various kinds of entities). We will be subject to federal and state income tax on our taxable income at regular corporate rates if we fail to qualify as a REIT for federal income tax purposes in any taxable year, or to the extent we distribute less than 100% of our REIT taxable income. In that event, we will also not be permitted to qualify for treatment as a REIT for federal income tax purposes until the fifth year following any year in which qualification is lost. Our non-REIT operations, which consist of the activities of our TRSs that lease or sublease our hotels from our qualified REIT subsidiaries, as well as businesses within our Entertainment segment, will continue to be subject, as applicable, to federal and state corporate income taxes.

Employees

As of December 31, 2015, we had approximately 249 full-time and 497 part-time and temporary employees. Of these, approximately 198 full-time and 495 part-time employees were employed in our Entertainment segment; and approximately 51 full-time employees and 2 part-time employees were employed in our Corporate and Other segment. We believe our relations with our employees are good. In connection with Marriott’s assumption of the day-to-day management of our Gaylord Hotels properties and certain other assets, effective October 1, 2012, our former employees involved in the day-to-day operations of our Gaylord Hotels, as well as the General Jackson, Gaylord Springs and Wildhorse Saloon businesses, became employees of Marriott, and effective December 1, 2012, our former employees involved in the day-to-day operations of the Inn at Opryland became employees of Marriott. On those respective dates, Marriott assumed responsibility for hiring and maintaining the labor force at each of these properties.

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

Entertainment

The Grand Ole Opry and our other entertainment businesses compete with all other forms of entertainment and recreational activities. The success of the Entertainment group is dependent upon certain factors beyond our control, including economic conditions, the amount of available leisure time, transportation cost, public taste and weather conditions. Our radio station competes with numerous other types of entertainment businesses, and success is often dependent on taste and fashion, which may fluctuate from time to time.

Management Agreements

Gaylord Hotels. We are a party to a management agreement with Marriott for each of our Gaylord Hotels properties, as well as a pooling agreement with Marriott with respect to the Gaylord Hotels properties on an aggregate basis. Each of the management agreements has a term expiring in 2047, with three automatic 10-year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of the management agreements requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement requires us to pay to Marriott an incentive fee of: (i) 20% of pooled available cash flow (which is generally operating profit for the pooled hotels less an owner’s priority) in each of 2013 and 2014; (ii) 10% of the first $10.0 million of pooled available cash flow, plus 20% of any additional pooled available cash flow over such threshold for 2015; and (iii) 10% of the first $15.0 million of pooled available cash flow plus 20% of any additional pooled available cash flow over such threshold in or after 2016. The owner’s priority is collectively $240 million, plus certain additional amounts, including 10% of certain non-routine capital expenditures and conversion work, and 10% of replacements of furniture, fixtures, and equipment and routine capital expenditures in excess of a reserve. If one or more of our Gaylord Hotels properties were not a “pooled hotel” (i.e., if we cease to own the hotel or we lease the hotel to a third party), the thresholds used to calculate the incentive fee in the pooling agreement will be adjusted, and the incentive fee for the non-pooled hotel will be based on such hotel’s performance. The management agreements and pooling agreement also contain certain restrictions on our incurring indebtedness that encumber our Gaylord Hotels properties on an individual or aggregate basis. The management agreements may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards. The management agreements prohibit us from selling the Gaylord Hotels properties to certain persons, including any person who does not, in Marriott’s reasonable judgment, have sufficient financial resources and liquidity to fulfill our obligations under the management agreements, or any person who owns a controlling interest in a hotel brand (e.g., Hilton or Hyatt) totalling at least ten full-service hotels that are not affiliated with a brand but that are marketed and operated as a collective group, if such brand or group of hotels compete with Marriott. In addition, we may not sell a Gaylord Hotels property if we are then in breach of the applicable management agreement.

Inn at Opryland. Marriott manages the day-to-day operations of the Inn at Opryland pursuant to a management agreement that requires us to pay Marriott a base management fee of approximately 2% of gross revenues for each fiscal year or portion thereof. This management agreement expires in 2022, with five five-year renewal options, so long as neither party terminates the agreement. Additionally, this management agreement requires us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreement) over a certain threshold.

AC Hotel. Marriott manages the day-to-day operations of the AC Hotel pursuant to a management agreement that requires us to pay Marriott a base management fee of 5% of gross revenues for the first fiscal year, 6% of gross revenues for the second fiscal year, and 7% of gross revenues for each fiscal year thereafter. This management agreement expires in 2040, with two ten-year renewal options so long as neither party terminates the agreement. Additionally, this management agreement requires us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreement) over a certain threshold.

Certain Nashville Attractions. Marriott manages the General Jackson, the Wildhorse Saloon, and Gaylord Springs pursuant to management agreements. Each of these management agreements require us to pay Marriott a base management fee of approximately 2% of total revenues. Additionally, the management agreements require us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreements) over a certain threshold. The management agreements for the General Jackson and the Wildhorse Saloon expire in 2017, with five one-year renewal options, so long as neither party terminates the agreement. The management agreement for Gaylord Springs expires in 2022.

Total base management fees incurred during 2015, 2014 and 2013 were $17.4 million, $19.6 million and $18.1 million, respectively. Total incentive fees incurred during 2015, 2014 and 2013 were $1.4 million, $0.4 million and $0.1 million, respectively. Management fees are presented in the accompanying financial information net of the amortization of the deferred management rights proceeds discussed further in the REIT Conversion note (Note 2) to our consolidated financial statements included in this Annual Report on Form 10-K.

Seasonality

Portions of our business are seasonal in nature. The group convention business at our Gaylord Hotels properties is subject to reduced levels of demand during the year-end holiday periods.

Regulation and Legislation

Hospitality

Our current hotel properties are subject to certain federal, state, and local governmental laws and regulations including, without limitation, labor regulations, health and safety laws and environmental regulations applicable to hotel and restaurant operations. The hotels are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as regulations pursuant thereto. We believe that our hotel properties and our attractions are in substantial compliance with such regulations. In addition, the sale of alcoholic beverages by a hotel requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have the power to limit, condition, suspend or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of operations of our Hospitality segment. Pursuant to management agreements with Marriott, we are no longer in control of many of these activities at our hotel properties, and we rely on Marriott to comply with all such federal, state and local governmental laws and regulations with respect to such properties. However, under the terms of our management agreements with Marriott, we may be required to bear the cost of any capital expenditures necessary to comply with a legal requirement.

Entertainment

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

In addition, our Nashville area attractions are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as the laws and regulatory activities associated with the sale of alcoholic beverages described above. Pursuant to management agreements with Marriott, we are no longer in control of many of these activities with respect to the General Jackson Showboat, Gaylord Springs, and the Wildhorse Saloon, and we rely on Marriott to comply with all such federal, state and local governmental laws and regulations with respect to such businesses. However, under the terms of our management agreements with Marriott, we may be required to bear the cost of any capital expenditures necessary to comply with a legal requirement.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of January 1, 2016. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	68	Chairman of the Board of Directors and Chief Executive Officer
Mark Fioravanti	54	President and Chief Financial Officer
Bennett Westbrook	49	Senior Vice President of Investments and Design and Construction
Patrick Chaffin	42	Senior Vice President of Asset Management
Scott J. Lynn	42	Senior Vice President, General Counsel and Secretary
Jennifer Hutcheson	38	Senior Vice President and Corporate Controller

The following is additional information with respect to the above-named executive officers.

Colin V. Reed has served as Chief Executive Officer and a director of the Company since April 2001, and Mr. Reed was also elected Chairman of the Board of Directors of the Company in May 2005. Until November 2008, and again from November 2012 to March 2015, Mr. Reed also served as President of the Company. Prior to joining the Company, Mr. Reed had served as a member of the three-executive Office of the President of Harrah’s Entertainment, Inc. (now Caesar’s Entertainment) since May 1999, and he had served as Harrah’s Chief Financial Officer since April 1997. Mr. Reed also was a director of Harrah’s from 1998 to May 2001. Mr. Reed served in a variety of other management positions with Harrah’s and its predecessor, Holiday Corp., since 1977. Mr. Reed is a director of First Horizon National Corporation.

Mark Fioravanti is President and Chief Financial Officer of the Company, a position he has held since March 2015. Prior to that time, Mr. Fioravanti served as Executive Vice President and Chief Financial Officer of the Company. Until June 2009, Mr. Fioravanti served as Senior Vice President of Finance and Treasurer of the Company, a position he had held since June 2007. Prior to such time, Mr. Fioravanti had served as Executive Vice President of the Company and President of ResortQuest International since March 2004. From August 2002 to March 2004, Mr. Fioravanti was the Company’s Senior Vice President of Marketing. Prior to joining the Company in August 2002, Mr. Fioravanti spent nine years in a variety of roles with casino operator Harrah’s Entertainment, Inc., where he was most recently Vice President of Finance and Administration of Harrah’s New Orleans. Mr. Fioravanti graduated from The Ohio State University, where he earned his B.S. degree. He also holds an MBA from the University of Tennessee.

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

As a REIT, we hold our non-qualifying REIT assets in one or more TRSs. These non-qualifying REIT assets consist principally of non-real estate assets related to our Hospitality segment and the assets related to our Entertainment segment as historically structured and operated.

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

Our credit facility imposes, and future financing agreements are likely to impose, operating and financial restrictions on our activities, including restrictions on the payment of dividends. These restrictions may prevent us from making distributions to our stockholders in accordance with our announced intended dividend policy.

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

We conduct a significant portion of our business activities, including those currently operated within our Entertainment segment, through TRSs. Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other non-qualifying assets. In addition, for taxable years beginning after December 31, 2017, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs. These limitations may affect our ability to make additional investments in our Entertainment segment as historically structured and operated or in other non-REIT qualifying operations or assets. To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may otherwise be invested in future acquisitions, capital expenditures or repayment of debt, and it is possible that we might be required to borrow funds, sell assets or issue equity to fund these distributions, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings.

Our planned use of TRSs may cause us to fail to qualify as a REIT.

The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and certain other non-qualifying assets to exceed 25% of the fair market value of our assets, we would fail to qualify as a REIT. Furthermore, beginning with our taxable year commencing January 1, 2018, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs to exceed 20% of the fair market value of our assets, we would fail to qualify as a REIT.

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

Our business related to the non-real estate assets of our Hospitality segment and the assets of our Entertainment segment is conducted through wholly-owned TRSs because these activities could generate non-qualifying REIT income as historically structured and operated. Those TRS assets and operations continue to be subject, as applicable, to federal and state corporate income taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our available cash. In addition, net operating losses in any of our TRSs generally will not provide any tax benefit, except for use against current or future taxable income in the TRSs.

We are also subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on all or a portion of the gain recognized from a sale of assets occurring prior to January 1, 2018, to the extent of the built-in gain based on the fair market value of those assets on the effective date of the REIT election in excess of our then tax basis. That tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of January 1, 2013. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

In addition, the IRS and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for taxable years prior to the time we qualified as a REIT, in which case we will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in pre-REIT accumulated earnings and profits, which could cause us to pay an additional taxable distribution to our stockholders after the relevant determination. Any payments of the foregoing nature could require significant amounts of cash.

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

Recent tax legislation impacts certain U.S. federal income tax rules applicable to REITs and could adversely affect our current tax positions.

The recently enacted Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) contains changes to certain aspects of the U.S. federal income tax rules applicable to us. The PATH Act is the most recent example of changes to the REIT rules, and additional legislative changes may occur that could adversely affect our current tax positions. The PATH Act modifies various rules that apply to our ownership of, and business relationship with, our TRSs and reduces the maximum allowable value of our assets attributable to TRSs from 25% to 20%, which could impact our ability to enter into future investments. The PATH Act makes permanent the reduction of the recognition period (from ten years to five years) during which an entity that converted from a corporation to a REIT or was acquired by a REIT is subject to a corporate-level tax on built-in gains recognized during such period, which could influence our decisions regarding dispositions and the types of investments we enter into in the future. The PATH Act also makes multiple changes related to the Foreign Investment in Real Property Tax Act, expands prohibited transaction safe harbors and qualifying hedges, and repeals the preferential dividend rule for public REITs previously applicable to us. Lastly, the PATH Act adjusts the way we may calculate certain earnings and profits calculations to avoid double taxation at the stockholder level, and expands the types of qualifying assets and income for purposes of the REIT requirements. The provisions enacted by the PATH Act could result in changes in our tax positions or investments, and future legislative changes related to those rules described above could have a materially adverse impact on our results of operations and financial condition.

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

Due to federal income tax laws that restrict REITs from operating and managing hotels, we do not operate or manage the day-to-day functions of any of our hotel properties as a REIT. We lease or sublease our hotel properties to TRSs, and such TRS lessees have engaged Marriott as a third-party hotel manager pursuant to hotel management agreements. Marriott manages the day-to-day operations of our Gaylord Hotels, as well as the Inn at Opryland and the AC Hotel. We will identify third-party hotel managers to operate and manage any hotels that we acquire in the future. Our third-party hotel managers will be responsible for the day-to-day management of our hotel properties, including, but not limited to, implementing significant operating decisions, setting rates for rooms and meeting space, controlling revenue and expenditures, collecting accounts receivable, and recruiting, employing and supervising employees at our hotel properties. We will not have the authority to require our third-party hotel managers to operate our hotel properties in a particular manner, although we will have consent and approval rights for certain matters under our hotel management agreements with Marriott, subject to the limitations described therein. As a result, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders are largely dependent on the ability of our third-party hotel managers to operate our hotel properties successfully. Any failure by our third-party hotel managers to provide quality services and amenities or to maintain and protect a quality brand name and reputation could have a negative impact on their ability to operate and manage our hotel properties successfully and could negatively impact our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

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

We may be unable to successfully identify and complete future acquisitions.

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

We currently have a significant amount of debt. As of December 31, 2015, we had approximately $1.4 billion of total debt. We may incur additional debt in connection with any additional hotel acquisitions, development, renovations, or capital improvement.

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

In addition, the terms of our credit facility allow, and instruments governing any new debt may allow, us to incur substantial amounts of additional debt subject to certain limitations. Any such additional debt could increase the risks associated with our substantial leverage. At the time any principal amount of our indebtedness is due, we may not have cash available to pay this amount, and we may not be able to refinance our indebtedness on favorable terms, or at all.

We will be required to refinance our debt before it matures and there is no assurance that we will be able to refinance our debt on acceptable terms.

Currently, the revolving loans and letters of credit under our credit facility mature on June 5, 2019, and we will be required to refinance this facility prior to such date. We also have outstanding $394.0 million under our $400 million term loan B and $350.0 million in aggregate principal amount of our 5.00% senior unsecured notes, both of which mature in 2021 and $400.0 million in aggregate principal amount of additional 5.00% senior unsecured notes that mature in 2023.

Our ability to refinance each of our financial agreements on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms, selling one or more hotel properties at unattractive prices or on disadvantageous terms, or defaulting on mortgages and allowing our lenders to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Our existing financial agreements, including our credit facility and term loan B impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities, including our ability to make distributions to any stockholder. Our credit facility currently requires us to comply with or maintain certain financial tests and ratios, including minimum consolidated tangible net worth, minimum fixed charge coverage ratio, minimum implied debt service coverage ratio and maximum funded debt to asset value ratio, and our financial agreements prohibit or limit our ability to, among other things:

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

If we fail to comply with these covenants, we would be in default under our credit facility and the indenture governing each of our 5.00% senior unsecured notes, and the outstanding principal and accrued interest on such debt would become due and payable.

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

Subject to applicable laws and certain agreed-upon exceptions, our credit facility and $400 million term loan B are secured by liens on the substantial majority of our assets, including mortgages on each of our Gaylord Hotels properties. In the event of a default under our credit facility, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.

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

We and our third-party hotel manager(s) rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure could harm our business.

We and our third-party hotel manager(s) rely on information technology systems, including networks and the Internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Our businesses require collection of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems and those of our service providers. The integrity and protection of customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we or the hotel managers could make faulty decisions. Customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The regulatory environment surrounding information, security and privacy is also increasingly demanding. Our existing systems may be unable to satisfy changing regulatory requirements and employee and customer expectations, or may require significant additional investments or time to do so. Despite implementation of various measures designed to protect our information systems and records, including those we maintain with our service providers, we or the hotel managers may be subject to security breaches, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider or failure to comply with the various U.S. and international laws and regulations applicable to the protection of such data or with Payment Card Industry data security standards, could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

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

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our hotel properties in response to changing economic, financial and investment conditions may be limited. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, including the consequences of the terrorist acts.

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

We own our Opryland complex in Nashville, Tennessee, which includes the site of Gaylord Opryland (approximately 172 acres). We also own the approximately 6-acre site of the Inn at Opryland, which is located near the Opryland complex. We have leased a 65-acre tract in Osceola County, Florida, on which the Gaylord Palms is located, pursuant to a 75-year ground lease with a 24-year renewal option. We acquired approximately 85 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 10 acres), on which the Gaylord Texan is located. We also own an additional 25 acres of property adjacent to the Gaylord Texan. We own approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which the Gaylord National is located and we own fee title to the condominium unit in the eight-story building in which the AC Hotel is located. All of our existing Gaylord Hotels properties secure our credit facility, as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Each of our hotel properties is leased or subleased to one of our TRSs, and such TRS has engaged Marriott to manage the day-to-day operations of the hotel. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.” For the operating results of our hotels on a property basis, see “Operating Results – Detailed Segment Financial Information” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Entertainment Segment (previously referred to as Opry and Attractions)

We own the General Jackson’s docking facility, the Grand Ole Opry House and WSM Radio’s offices and studios, each of which are located within the Opryland complex. We also own Gaylord Springs, an 18-hole golf course situated on over 200 acres, which is located near the Opryland complex. In downtown Nashville, we own the Ryman Auditorium and the Wildhorse Saloon dance hall and production facility. Our TRSs have engaged Marriott to manage the day-to-day operations of the General Jackson Showboat, Gaylord Springs and the Wildhorse Saloon. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.”

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

Our common stock is listed on the New York Stock Exchange under the symbol “RHP”. The following table sets forth, for the calendar quarters indicated, the high and low sales prices for our common stock as reported by the NYSE for the last two years:

	2015			2014
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$64.97	$52.48	$0.65	$44.60	$39.63	$0.55
Second Quarter	$62.96	$52.81	$0.65	$49.38	$42.16	$0.55
Third Quarter	$58.52	$48.13	$0.70	$50.24	$46.17	$0.55
Fourth Quarter	$61.02	$48.87	$0.70	$55.16	$42.73	$0.55

Dividends Declared in 2015

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

On December 3, 2015, the Company’s board of directors declared the Company’s fourth quarter cash dividend in the amount of $0.70 per share of common stock, or an aggregate of approximately $35.9 million in cash, which was paid on January 15, 2016 to stockholders of record as of the close of business on December 30, 2015.

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

There were approximately 1,801 record holders of our common stock as of January 29, 2016. The closing price for our stock on January 29, 2016 was $46.95.

To maintain our qualification as a REIT for federal income tax purposes, we must distribute at least 90% of our REIT taxable income each year. Pursuant to our current dividend policy, we currently plan to pay a quarterly cash dividend to stockholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by Ryman) less maintenance capital expenditures or 100% of REIT taxable income on an annual basis, whichever is greater. The declaration, timing and amount of dividends will be determined by future action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

We also announced on August 20, 2015 that our board of directors authorized a share repurchase program for up to $100 million of our common stock using cash on hand and borrowings under our revolving credit line. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The authorization extends until December 31, 2016. The timing, pricing, and sizes of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock. No repurchases were made under this authorization during 2015.

The terms of our credit facility restrict our ability to pay dividends. We may not pay a dividend to our stockholders if the aggregate amount of all distributions to our stockholders in a given year exceeds 95% of our funds from operations (as defined in the credit facility) for that fiscal year. Notwithstanding this restriction, we are permitted to pay dividends to stockholders to the extent necessary to maintain our status as a REIT.

Item 6.	Selected Financial Data

The following selected historical financial information of the Company and its subsidiaries as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 was derived from our audited consolidated financial statements included herein. The selected financial information as of December 31, 2013, 2012 and 2011 and for each of the two years in the period ended December 31, 2012 was derived from previously issued audited consolidated financial statements. As a result of the updates to the hospitality industry’s Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition, as discussed further in Note 1 to the consolidated financial statements included herein, certain amounts in prior periods have been reclassified to conform to the 2015 presentation. The information in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 included herein (in thousands, except per share amounts).

	Years Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data:
Revenues:
Rooms	$404,457	$384,185	$357,313	$365,611	$351,567
Food and beverage	461,157	437,673	403,725	420,707	402,733
Other hotel revenue	128,989	132,308	117,471	129,723	132,334
Entertainment (previously Opry and Attractions)	97,521	86,825	76,053	70,553	65,510

Total revenues	1,092,124	1,040,991	954,562	986,594	952,144

Operating expenses:
Rooms	110,067	111,864	103,171	93,919	93,018
Food and beverage	261,580	248,358	237,153	242,739	235,193
Other hotel expenses	312,989	311,836	298,830	317,624	317,964
Management fees	14,657	16,151	14,652	4,207	—

Total hotel operating expenses	699,293	688,209	653,806	658,489	646,175

Entertainment (previously Opry and Attractions)	67,363	59,815	56,528	52,130	51,364
Corporate	28,914	27,573	26,292	46,876	48,152
REIT conversion costs (1)	—	—	22,190	101,964	—
Casualty loss	—	—	54	858	1,225
Preopening costs	909	11	—	340	408
Impairment and other charges (2)	19,200	—	2,976	—	—
Depreciation and amortization:
Hospitality	105,876	103,422	103,147	107,343	109,521
Entertainment (previously Opry and Attractions)	5,747	5,258	5,368	5,119	5,261
Corporate and Other	2,760	3,598	8,013	18,229	10,507

Total depreciation and amortization	114,383	112,278	116,528	130,691	125,289

Total operating expenses	930,062	887,886	878,374	991,348	872,613

Operating income (loss):
Hospitality	189,434	162,535	121,556	150,210	130,939
Entertainment (previously Opry and Attractions)	24,411	21,752	14,157	13,305	8,884
Corporate and Other	(31,674)	(31,171)	(34,305)	(65,107)	(58,659)
REIT conversion costs (1)	—	—	(22,190)	(101,964)	—
Casualty loss	—	—	(54)	(858)	(1,225)
Preopening costs	(909)	(11)	—	(340)	(408)
Impairment and other charges (2)	(19,200)	—	(2,976)	—	—

Total operating income (loss)	162,062	153,105	76,188	(4,754)	79,531
Interest expense	(63,901)	(61,447)	(60,916)	(58,582)	(74,673)
Interest income	12,384	12,075	12,267	12,307	12,460
Net loss on extinguishment of debt (3)	—	(2,148)	(4,181)	—	—
Other gains and (losses) (4)	(10,889)	23,400	2,332	22,351	279

Income (loss) from continuing operations before income taxes	99,656	124,985	25,690	(28,678)	17,597
(Provision) benefit for income taxes (5)	11,855	1,467	92,662	2,034	(7,420)

Net income (loss)	111,511	126,452	118,352	(26,644)	10,177
Loss on call spread modification related to convertible notes (6)	—	(5,417)	(4,869)	—	—

Net income (loss) available to common stockholders	$111,511	$121,035	$113,483	$(26,644)	$10,177

Basic income per share available to common stockholders	$2.18	$2.38	$2.22	$(0.56)	$0.21

Fully diluted income per share available to common stockholders	$2.16	$2.17	$1.81	$(0.56)	$0.20

Dividends Declared per Common Share (7)	$2.70	$2.20	$2.00	$6.84	$—

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$2,331,434	$2,391,500	$2,405,323	$2,521,104	$2,538,812
Total debt	1,431,710	1,319,909	1,135,114	1,020,516	1,057,878
Total stockholders’ equity (8)	379,562	401,407	757,695	853,598	1,045,535

(1)	We have segregated all costs related to the transactions that facilitated our conversion to a REIT from normal operations and reported these amounts as REIT conversion costs in the accompanying consolidated statements of operations. During 2013, we incurred $22.2 million of REIT conversion costs, which includes $14.4 million in employment, severance and retention costs, $2.7 million in professional fees, and $5.1 million in various other transition costs. During 2012, we incurred $102.0 million of REIT conversion costs, which includes $33.3 million of non-cash impairment charges, $23.1 million in professional fees, $24.4 million in employment, severance and retention costs, and $21.2 million in various other transition costs.
(2)	Impairment charges in 2015 include costs associated with our decision to move forward with an expansion of the guest rooms and convention space at Gaylord Texan. This capital project replaced a previously contemplated expansion that we began incurring design costs for during 2007 and had been subsequently put on hold. As the new project will be substantially different from the previously contemplated project, we incurred an impairment charge of $16.3 million in the fourth quarter of 2015. In addition, during 2015, we incurred $2.9 million in impairment charges related to assets previously used in special events programming that is being discontinued. Impairment charges in 2013 are primarily associated with disposed equipment at Gaylord National and the decision not to move forward with a proposed expansion at Gaylord Palms in the near-term.
(3)	During 2014, we settled the repurchase of and subsequently cancelled $56.3 million of our 3.75% convertible notes in private transactions for aggregate consideration of $120.2 million. In addition, prior to their maturity we early settled the conversion of $15.3 million of convertible notes that were converted by holders. We recorded a loss on extinguishment of debt of $2.1 million in 2014 as a result of these transactions. During 2013, we settled the repurchase of and subsequently cancelled $54.7 million of our 3.75% convertible notes in private transactions for aggregate consideration of $98.6 million. In addition, we settled $1.2 million of convertible notes that were converted by a holder. We recorded a loss on extinguishment of debt of $4.2 million in 2013 as a result of these transactions.
(4)	Other gains and (losses) for 2015 includes a $20.2 million loss on the repurchase of a portion of the common stock warrants associated with our convertible notes. Other gains and (losses) for 2015 also includes a $6.9 million gain associated with the reimbursement by the current developer of costs that were previously incurred related to a proposed development in Aurora, Colorado. These costs were impaired in 2012 as part of our strategic shift away from long-term development. Other gains and (losses) for 2014 includes a $26.1 million gain associated with the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland and a $4.2 million loss on the repurchase of a portion of the common stock warrants associated with our convertible notes. Other gains and (losses) for 2015, 2014, 2013 and 2012 includes $2.5 million, $2.4 million, $2.3 million and $2.3 million in income, respectively, received from the marketing and maintenance fund associated with the Gaylord National bonds. Other gains and (losses) for 2012 includes $20.0 million in income recognized on the sale of intellectual property to Marriott.
(5)	Benefit for income taxes during 2013 includes a benefit of $64.8 million related to the REIT conversion and a benefit of $19.2 million related to our current period operations.
(6)	In 2014 and 2013, in connection with the repurchase of portions of our 3.75% convertible notes, we entered into agreements with the note hedge counterparties to our convertible notes to proportionately reduce the number of related purchased options and warrants as described in Note 5 of our consolidated financial statements included herein. In addition, in 2014, we entered into agreements with the note hedge counterparties to cash settle the remaining outstanding warrants prior to their maturity. These agreements were considered modifications to the purchased options and the warrants, and based on the terms of the agreements, we recognized a charge of $5.4 million and $4.9 million in 2014 and 2013, respectively, which is recorded as an increase to accumulated deficit and either additional paid-in-capital or derivative liabilities, as applicable based on whether the modification was settled in shares of common stock or cash, in the consolidated balance sheets included herein. This charge also represents a deduction from net income in calculating net income available to common stockholders and earnings per share available to common stockholders in the consolidated statements of operations included herein.
(7)	Dividends declared for 2015 represent quarterly dividends totaling $2.70 per share, or an aggregate of $138.4 million in cash. Dividends declared for 2014 represent quarterly dividends totaling $2.20 per share, or an aggregate of $112.0 million in cash. Dividends declared for 2013 represent quarterly dividends totaling $2.00 per share, or an aggregate of $101.7 million in cash. Dividends declared for 2012 reflects the aggregate declared per share value of the special dividend paid on December 21, 2012. We distributed an aggregate amount of approximately $309.8 million. Twenty percent, or $62.0 million, of the special dividend was paid in cash, and the remainder was paid in shares of our common stock.

(8)	As a result of the modifications to the warrant agreements described above, the fair value of the warrants at the modification date was reclassified from additional paid-in-capital to derivative liabilities, resulting in a $304.4 million reduction to stockholders’ equity during 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Delaware corporation, originally incorporated in 1956, that, following our REIT conversion, began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,795 rooms that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”), the Inn at Opryland (renamed from the Radisson Hotel at Opryland), a 303-room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National that opened in April 2015. We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

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

In 2012, we completed restructuring transactions to facilitate our qualification as a REIT for federal income tax purposes. Our goal is to become the nation’s premier hospitality REIT for group-oriented, destination hotel assets in urban and resort markets.

Marriott manages the day-to-day operations of our Gaylord Hotels properties, the Inn at Opryland, the AC Hotel, and certain of our Nashville attractions. As a result, we rely upon Marriott to generate occupancy and revenue levels at our hotel properties.

Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. Past recessionary conditions in the national economy, including U.S. government sequestration, have previously resulted in economic pressures on the hospitality industry generally, and on our properties.

For much of 2013, we experienced difficulties in in-the-year, for-the-year sales booking levels, as overall weakness in the group sector and difficulties related to the management transition to Marriott impacted our 2013 results. Joint efforts with Marriott resulted in improvements in the latter half of 2013 and in 2014 and 2015, including increased bookings over the prior year; however, we are continuing to work with Marriott in these areas to pursue further improvements.

See “Forward-Looking Statements” and “Risk Factors” under Part I of this report for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Dividend Policy and Share Repurchase Program

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to stockholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures, or 100% of REIT taxable income, whichever is greater. During 2015, the Company’s board of directors declared quarterly dividends totaling $2.70 per share of common stock, or an aggregate of $138.4 million in cash. During 2014, the Company’s board of directors declared quarterly dividends totaling $2.20 per share of common stock, or an aggregate of $112.0 million in cash. During 2013, the Company’s board of directors declared quarterly dividends totaling $2.00 per share of common stock, or an aggregate of $101.7 million in cash. The declaration, timing and amount of dividends will be determined by future action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

On August 20, 2015, we announced that our board of directors authorized a share repurchase program for up to $100.0 million of our common stock using cash on hand and borrowings under our revolving credit line. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, with any market purchases to be made during open trading window periods or pursuant to any applicable SEC Rule 10b5-1 trading plans. The authorization extends until December 31, 2016. The timing, prices, and sizes of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock. We did not make any repurchases under this authorization during 2015.

Debt Transactions

As further described below in “Liquidity and Capital Resources—Principal Debt Agreements,” (i) in the first quarter of 2015, we cash settled the remaining 4.7 million warrants associated with our previously outstanding 3.75% convertible notes for total consideration of $154.7 million, (ii) in April 2015, certain of our subsidiaries completed the private placement of $400.0 million in aggregate principal amount of 5.00% senior notes due 2023 (the “$400 Million 5% Senior Notes”), and (iii) in June 2015, we refinanced our credit facility by extending the maturity of the $700 million revolving credit facility for an additional two years and modifying certain covenants. Our term loan B in the original aggregate principal amount of $400.0 million (the “term loan B”) under our credit facility remains outstanding. The $300 million senior secured term loan (the “term loan A”) under our credit facility was paid off and eliminated with a substantial portion of the proceeds from the $400 Million 5% Senior Notes issuance.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland and the AC Hotel. Marriott manages each of our Gaylord Hotels properties, as well as the Inn at Opryland and the AC Hotel.

•	Entertainment (previously referred to as Opry and Attractions), consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions. As a result of the REIT conversion, we own our Entertainment businesses in TRSs, which conduct their business consistent with past practice, except for the management agreements with Marriott for the General Jackson, Wildhorse Saloon and Gaylord Springs discussed above.

•	Corporate and Other, consisting of our corporate expenses.

For the years ended December 31, 2015, 2014 and 2013, our total revenues were divided among these business segments as follows:

Segment	2015	2014	2013
Hospitality	91%	92%	92%
Entertainment	9%	8%	8%
Corporate and Other	0%	0%	0%

Our goal is to become the nation’s premier hospitality REIT for group-oriented, destination hotel assets in urban and resort markets. We intend to leverage our existing hotel properties with “All-in-One-Place” self-contained service offerings, as well as a longer-term growth strategy that includes acquisitions of hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal.

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

Summary Financial Results

The following table summarizes our financial results for the years ended December 31, 2015, 2014 and 2013 (in thousands, except percentages and per share data):

	2015	% Change	2014	% Change	2013
Total revenues	$1,092,124	4.9%	$1,040,991	9.1%	$954,562
Total operating expenses	930,062	4.8%	887,886	1.1%	878,374
Operating income	162,062	5.9%	153,105	101.0%	76,188
Net income	111,511	-11.8%	126,452	6.8%	118,352
Net income available to common shareholders	111,511	-7.9%	121,035	6.7%	113,483
Net income per share available to common shareholders — fully diluted	2.16	-0.5%	2.17	19.9%	1.81

2015 Results As Compared to 2014 Results

The increase in our total revenues during 2015, as compared to 2014, is attributable to increases in our Hospitality segment and Entertainment segment revenues of $40.4 million and $10.7 million, respectively, as discussed more fully below. Total Hospitality revenues in 2015 include $6.9 million in attrition and cancellation fee collections, a $2.0 million decrease from 2014.

The increase in total operating expenses during 2015, as compared to 2014, is primarily the result of impairment and other charges of $19.2 million incurred during 2015, as well as an increase in Hospitality segment and Entertainment segment expenses of $11.1 million and $7.5 million, respectively, as discussed more fully below.

The above factors resulted in a $9.0 million increase in operating income for 2015, as compared to 2014.

The $14.9 million decrease in our net income in 2015, as compared to 2014, was due to the change in our operating income described above, and the following factors, each as described more fully below:

•	A $34.3 million decrease in other gains and losses for 2015, as compared to 2014, primarily associated with 2014 including a $26.1 million gain on the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland. Additionally, during 2015, we incurred a $16.0 million increase in the loss on the change in the fair value of derivative liabilities associated with portions of warrants related to our previous 3.75% convertible notes, partially offset by a $6.9 million gain associated with the reimbursement of costs that were previously incurred related to our proposed development in Aurora, Colorado. These costs were impaired in 2012 as part of our strategic shift away from long-term development, but were reimbursed in 2015 by the current developer.

•	An increase in the benefit for income taxes of $10.4 million in 2015, as compared to 2014, primarily attributable to a federal tax law change enacted in the fourth quarter of 2015, as well as changes in valuation allowance.

2014 Results As Compared to 2013 Results

The increase in our total revenues during 2014, as compared to 2013, is attributable to increases in our Hospitality segment and Entertainment segment revenues of $75.7 million and $10.8 million, respectively, as discussed more fully below. Total Hospitality revenues in 2014 include $8.9 million in attrition and cancellation fee collections, a $0.4 million increase from 2013.

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

The $8.1 million increase in our net income in 2014, as compared to 2013, was due to the change in our operating income described above, and the following factors, each as described more fully below:

•	A decrease in the benefit for income taxes of $91.2 million in 2014, as compared to 2013.

•	A $21.0 million increase in other gains and losses for 2014, as compared to 2013, primarily associated with a $26.1 million gain on the 2014 sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland.

Factors and Trends Contributing to Operating Performance in 2015 Compared to 2014

The most important factors and trends contributing to our operating performance in 2015 as compared to 2014 were:

•	Increased outside-the-room spending at Gaylord Texan (6.0%) and Gaylord Opryland (4.3%) during 2015, as compared to 2014, primarily due to increases in banquet revenue.

•	Increased occupancy at Gaylord Texan (an increase of 5.8 percentage points of occupancy, during 2015, as compared to 2014), primarily as a result of an increase in group business.

•	Increased ADR at Gaylord Texan (an increase of 5.7% for 2015, as compared to 2014), primarily as a result of room rate increases for both groups and transient business.

•	Decreased occupancy at Gaylord Opryland (a decrease of 1.3 points of occupancy for 2015, as compared to 2014) primarily as a result of a norovirus outbreak and a severe weather winter storm, which took place during January and February 2015.

•	In-the-year, for-the-year cancellations for 2015 decreased 6.2% as compared to 2014.

•	Increased attrition levels for 2015, as compared to 2014, which partially offset the increase in operating income and Total RevPAR. Attrition for 2015 was 12.8% of bookings, compared to 10.6% in 2014.

•	Increased net definite group room nights booked (an increase of 4.6% for 2015, as compared to 2014).

•	Increased revenue for our Entertainment segment (an increase of 12.3% for 2015, as compared to 2014), primarily due to increased attendance and additional shows at the Grand Ole Opry, as well as increased ancillary business such as tours and retail.

Factors and Trends Contributing to Operating Performance in 2014 Compared to 2013

The most important factors and trends contributing to our operating performance in 2014 as compared to 2013 were:

•	Increased outside-the-room spending at each of our hotel properties (an increase of 9.4% during 2014, as compared to 2013), primarily due to increased levels of premium groups and the resulting increase in banquet revenues.

•	Increased occupancy at Gaylord National and Gaylord Opryland (an increase of 5.1 percentage points of occupancy and 3.4 percentage points of occupancy, respectively, during 2014, as compared to 2013), primarily as a result of an increase in corporate and association group room nights.

•	Increased ADR at Gaylord Opryland, Gaylord Texan and Gaylord Palms (an increase of 5.9%, 5.5% and 3.3%, respectively, for 2014, as compared to 2013), primarily as a result of room rate increases for both groups and transient.

•	In-the-year, for-the-year cancellations for 2014 decreased 52.4% as compared to 2013.

•	Increased net definite group room nights booked (an increase of 14.0% for 2014, as compared to 2013), as overall group performance metrics continue to improve and second quarter 2014 included a record number of bookings for second quarter.

•	Increased revenue for our Entertainment segment (an increase of 14.2% for 2014, as compared to 2013), primarily as a result of increased attendance at the Grand Ole Opry House and Ryman Auditorium.

•	The incurrence of $22.2 million in REIT conversion costs during 2013 that did not recur in 2014.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

As a result of the updates to the hospitality industry’s Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition, as discussed further in Note 1 to the consolidated financial statements included herein, certain amounts in prior periods related to the Hospitality segment have been reclassified to conform to the 2015 presentation.

Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2015, 2014 and 2013 (in thousands, except percentages and performance metrics):

	2015	% Change	2014	% Change	2013
Revenues (1):
Rooms	$404,457	5.3%	$384,185	7.5%	$357,313
Food and beverage	461,157	5.4%	437,673	8.4%	403,725
Other hotel revenue	128,989	-2.5%	132,308	12.6%	117,471

Total hospitality revenue	994,603	4.2%	954,166	8.6%	878,509
Hospitality operating expenses:
Rooms	110,067	-1.6%	111,864	8.4%	103,171
Food and beverage	261,580	5.3%	248,358	4.7%	237,153
Other hotel expenses	312,989	0.4%	311,836	4.4%	298,830
Management fees	14,657	-9.3%	16,151	10.2%	14,652
Depreciation and amortization	105,876	2.4%	103,422	0.3%	103,147

Total Hospitality operating expenses	805,169	1.7%	791,631	4.6%	756,953

Hospitality operating income (2)	$189,434	16.5%	$162,535	33.7%	$121,556

Hospitality performance metrics:
Occupancy	73.6%	0.4%	73.3%	3.7%	70.7%
ADR	$182.56	3.0%	$177.27	3.7%	$170.89
RevPAR (3)	$134.44	3.4%	$129.98	7.5%	$120.89
Total RevPAR (4)	$330.61	2.4%	$322.81	8.6%	$297.22
Net Definite Group Room Nights Booked	1,898,000	4.6%	1,814,000	14.0%	1,591,000
Same-store Hospitality performance metrics (5):
Occupancy	73.9%	0.8%	73.3%	3.7%	70.7%
ADR	182.34	2.9%	$177.27	3.7%	$170.89
RevPAR (3)	134.80	3.7%	$129.98	7.5%	$120.89
Total RevPAR (4)	334.14	3.5%	$322.81	8.6%	$297.22
Net Definite Group Room Nights Booked	1,881,000	3.7%	1,814,000	14.0%	1,591,000

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels and the Inn at Opryland for all periods presented. Results of the AC Hotel are included as of its opening date in April 2015.
(2)	Hospitality operating income does not include REIT conversion costs of $7.6 million in 2013, impairment charges of $19.2 million and $2.8 million in 2015 and 2013, respectively, or preopening costs of $0.9 million during 2015. See the discussion of these items set forth below.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Same-store Hospitality performance metrics do not include the AC Hotel, which opened in April 2015.

The increase in total Hospitality segment revenue in 2015, as compared to the same period in 2014, is primarily due to increases in revenue of $18.1 million, $7.8 million and $5.1 million at Gaylord Texan, Gaylord Opryland and Gaylord National, respectively, as well as $7.0 million in revenue at the AC Hotel, which opened in April 2015. The increase is primarily a result of increased rooms revenue and outside-the-room spending during 2015 as a result of an increase in premium group business discussed below.

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

The percentage of group versus transient business based on rooms sold for our hospitality segment for the years ended December 31 was approximately as follows:

	2015	2014	2013
Group	72%	73%	72%
Transient	28%	27%	28%

The type of group based on rooms sold for our hospitality segment for the years ended December 31 was approximately as follows:

	2015	2014	2013
Corporate Groups	51%	47%	47%
Associations	35%	36%	34%
Other Groups	14%	17%	19%

The decrease in rooms operating expenses in 2015, as compared to 2014, is primarily attributable to a decrease at Gaylord Opryland, as described below, partially offset by rooms expense at the AC Hotel, which opened in April 2015. The increase in rooms operating expenses in 2014, as compared to 2013, is primarily attributable to increases at Gaylord National and Gaylord Opryland, as described below.

The increase in food and beverage operating expenses in 2015, as compared to 2014, is attributable to increases at Gaylord Texan, Gaylord Opryland and Gaylord National, as described below. The increase in food and beverage operating expenses in 2014, as compared to 2013, is attributable to increases at each of our Gaylord Hotels properties, as described below.

Other hotel expenses for the years ended December 31 consist of the following (in thousands):

	2015	% Change	2014	% Change	2013
Administrative employment costs	$107,495	7.1%	$100,380	-0.8%	$101,157
Utilities	28,394	-2.3%	29,049	10.7%	26,242
Property taxes	31,683	3.6%	30,576	2.5%	29,823
Other	145,417	-4.2%	151,831	7.2%	141,608

Total other hotel expenses	$312,989	0.4%	$311,836	4.4%	$298,830

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during 2015, as compared to 2014, primarily due to previously unfilled positions at Gaylord Opryland and Gaylord Texan, as well as increased benefit costs at Gaylord National. Utility costs decreased during 2015, as compared to 2014, primarily due to decreases at Gaylord National and Gaylord Palms. Property taxes increased during 2015, as compared to 2014, primarily as a result of an increase at Gaylord Texan. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, decreased during 2015, as compared to 2014, primarily as a result of decreases at each of our Gaylord Hotels properties.

Administrative employment costs decreased slightly during 2014, as compared to 2013. Utility costs increased during 2014, as compared to 2013, primarily due to an increase at Gaylord National as a result of increased rates. Property taxes increased slightly during 2014, as compared to 2013, primarily as a result of an increase at Gaylord Opryland due to an increased valuation. Other expenses increased during 2014, as compared to 2013, primarily as a result of increases at Gaylord Palms and Gaylord Opryland.

As discussed above, each of our management agreements with Marriott for our Gaylord Hotels properties requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. We incurred

$16.8 million, $19.1 million and $17.6 million in total base management fees to Marriott related to our Hospitality segment properties during 2015, 2014 and 2013, respectively. We also incurred $0.8 million related to incentive management fees for our Hospitality segment during 2015. We did not incur an incentive fee to Marriott related to our Hospitality segment properties during 2014 or 2013. Management fees are presented throughout this Annual Report on Form 10-K net of the amortization of the deferred management rights proceeds discussed in Note 2 to the consolidated financial statements included herein.

Hospitality segment depreciation and amortization expense increased in 2015, as compared to 2014, primarily as a result of an increase at Gaylord Texan, as described below, as well as depreciation for the AC Hotel, which opened in April 2015. Hospitality depreciation and amortization expense remained stable in 2014, as compared to 2013.

Property-Level Results. The following presents property-level financial results for our Gaylord Hotels properties for the years ended December 31, 2015, 2014 and 2013:

Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands, except percentages and performance metrics):

	2015	% Change	2014	% Change	2013
Revenues:
Rooms	$134,293	0.1%	$134,225	10.8%	$121,150
Food and beverage	134,321	7.3%	125,196	7.4%	114,323
Other hotel revenue	50,597	-2.8%	52,040	20.0%	45,645

Total revenue	319,211	2.5%	311,461	10.8%	281,118
Operating expenses:
Rooms	33,133	-7.7%	35,899	9.2%	32,861
Food and beverage	73,689	6.2%	69,414	4.3%	66,555
Other hotel expenses	99,701	-1.0%	100,681	6.2%	94,837
Management fees	4,895	-7.4%	5,287	12.9%	4,683
Depreciation and amortization	30,793	-1.7%	31,318	-4.2%	32,683

Total operating expenses	242,211	-0.2%	242,599	4.7%	231,619
Hospitality performance metrics:
Occupancy	74.9%	-1.7%	76.2%	4.7%	72.8%
ADR	$170.42	1.7%	$167.53	5.9%	$158.24
RevPAR	$127.66	0.0%	$127.60	10.8%	$115.17
Total RevPAR	$303.45	2.5%	$296.09	10.8%	$267.24

Rooms revenue and RevPAR were stable at Gaylord Opryland during 2015, as compared to 2014, as a decrease in occupancy was offset by an increase in ADR. These results were impacted by a rooms renovation project that resulted in approximately 18,000 room nights out of service during 2015. This project was completed in September 2015. The current year was also impacted by a norovirus outbreak that occurred in January and February 2015 at the property, as well as a winter storm that occurred during February 2015. Rooms expenses decreased during 2015, as compared to 2014, primarily as a result of decreased employment costs due to improved productivity.

The increase in food and beverage revenue at Gaylord Opryland during 2015, as compared to 2014, was primarily due to increased banquet revenues from corporate groups. Food and beverage expenses increased in 2015, as compared to 2014, primarily as a result of the increase in variable expenses related to the increase in revenue.

Other revenue decreased at Gaylord Opryland during 2015, as compared to 2014, due primarily to a decrease in ancillary revenues, such as parking fees, related to the decrease in occupancy, as well as a decrease in attrition and cancellation fee collections. These decreases were partially offset by the receipt of $3.6 million in insurance proceeds related to the norovirus outbreak. Other hotel expenses decreased slightly in 2015, as compared to 2014.

Depreciation and amortization decreased modestly during 2015, as compared to 2014.

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

Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands, except percentages and performance metrics):

	2015	% Change	2014	% Change	2013
Revenues:
Rooms	$66,331	0.8%	$65,835	3.7%	$63,504
Food and beverage	88,573	1.4%	87,375	5.0%	83,210
Other hotel revenue	23,375	-1.0%	23,608	17.6%	20,071

Total revenue	178,279	0.8%	176,818	6.0%	166,785
Operating expenses:
Rooms	15,981	-2.6%	16,412	-2.0%	16,755
Food and beverage	48,682	2.1%	47,696	4.9%	45,453
Other hotel expenses	65,628	-1.0%	66,271	5.6%	62,771
Management fees	2,583	-14.5%	3,021	6.8%	2,828
Depreciation and amortization	18,651	2.7%	18,156	1.2%	17,944

Total operating expenses	151,525	0.0%	151,556	4.0%	145,751
Hospitality performance metrics:
Occupancy	74.6%	-1.3%	75.6%	0.4%	75.3%
ADR	$173.17	2.0%	$169.80	3.3%	$164.42
RevPAR	$129.25	0.7%	$128.29	3.7%	$123.74
Total RevPAR	$347.39	0.8%	$344.55	6.0%	$325.00

Rooms revenue and RevPAR increased at Gaylord Palms during 2015, as compared to 2014, as a result of an increase in ADR from both groups and transient business. Rooms expenses decreased during 2015, as compared to 2014, as a result of decreased variable expenses associated with the decrease in occupancy.

The increase in food and beverage revenue at Gaylord Palms during 2015, as compared to 2014, was primarily due to an increase in both banquets and food and beverage outlets. Food and beverage expenses increased in 2015, as compared to 2014, primarily as a result of the increase in variable expenses related to the increase in revenue.

Other hotel revenue and expense remained stable during 2015, as compared to 2014.

Depreciation and amortization increased slightly during 2015, as compared to 2014.

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

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands, except percentages and performance metrics):

	2015	% Change	2014	% Change	2013
Revenues:
Rooms	$81,451	14.4%	$71,213	4.8%	$67,937
Food and beverage	108,285	8.8%	99,546	9.2%	90,802
Other hotel revenue	30,750	-2.9%	31,671	14.4%	28,008

Total revenue	220,486	8.9%	202,430	8.4%	186,747
Operating expenses:
Rooms	17,686	-3.7%	18,356	8.8%	16,871
Food and beverage	57,427	8.1%	53,123	4.1%	51,049
Other hotel expenses	65,269	2.2%	63,847	-0.5%	64,160
Management fees	3,225	-4.6%	3,380	10.2%	3,068
Depreciation and amortization	19,986	3.7%	19,278	9.8%	17,561

Total operating expenses	163,593	3.6%	157,984	3.5%	152,709
Hospitality performance metrics:
Occupancy	76.7%	8.2%	70.9%	-0.6%	71.3%
ADR	$192.66	5.7%	$182.23	5.5%	$172.74
RevPAR	$147.69	14.4%	$129.12	4.8%	$123.18
Total RevPAR	$399.78	8.9%	$367.04	8.4%	$338.61

Rooms revenue and RevPAR increased at Gaylord Texan during 2015, as compared to 2014, due primarily to increased occupancy due to an increase in both group and transient rooms, as well as increased ADR for both groups and transient business. These increases in rooms revenue and RevPAR were partially attributable to a completed rooms renovation project at Gaylord Texan, which resulted in approximately 36,000 room nights out of service in 2014. The rooms renovation project was completed in August 2014. Rooms expenses decreased during 2015, as compared to 2014, as increased variable expenses associated with the increase in occupancy were offset by 2014 including non-capitalized costs associated with the rooms renovation project.

The increase in food and beverage revenue at Gaylord Texan during 2015, as compared to 2014, was primarily due to an increase in banquet revenue. Food and beverage expenses increased in 2015, as compared to 2014, as a result of the increase in variable expenses related to the increase in revenue.

Other revenue at Gaylord Texan decreased during 2015, as compared to 2014, primarily as a result of decreased attrition and cancellation fee collections. Other hotel expenses increased in 2015, as compared to 2014, primarily as a result of increased sales and marketing costs.

Depreciation and amortization increased during 2015, as compared to 2014, primarily as a result of capital expenditures associated with the rooms renovation.

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

Other revenue at Gaylord Texan increased during 2014, as compared to 2013, primarily as a result of an increase in revenues associated with our annual Christmas programs and increased special events revenue in January 2014 as compared to the prior year period relating to the end of our annual Christmas programs in January, partially offset by a decrease in attrition and cancellation fee collections. Other hotel expenses decreased slightly in 2014, as compared to 2013, primarily as a result of decreased employment costs due to eliminated or open positions.

Depreciation and amortization increased during 2014, as compared to 2013, primarily as a result of capital expenditures associated with the rooms renovation.

Gaylord National Results. The results of Gaylord National for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands, except percentages and performance metrics):

	2015	% Change	2014	% Change	2013
Revenues:
Rooms	$106,408	2.3%	$103,979	7.7%	$96,521
Food and beverage	125,604	2.8%	122,176	8.8%	112,312
Other hotel revenue	24,008	-3.2%	24,793	4.7%	23,675

Total revenue	256,020	2.0%	250,948	7.9%	232,508
Operating expenses:
Rooms	39,154	1.5%	38,586	12.8%	34,195
Food and beverage	78,595	4.1%	75,508	5.4%	71,621
Other hotel expenses	77,036	-1.7%	78,345	5.3%	74,381
Management fees	3,300	-21.7%	4,212	9.6%	3,843
Depreciation and amortization	34,033	2.2%	33,298	-0.8%	33,565

Total operating expenses	232,118	0.9%	229,949	5.7%	217,605
Hospitality performance metrics:
Occupancy	70.0%	0.6%	69.6%	7.9%	64.5%
ADR	$208.79	1.8%	$205.04	-0.3%	$205.56
RevPAR	$146.06	2.3%	$142.72	7.7%	$132.49
Total RevPAR	$351.41	2.0%	$344.45	7.9%	$319.14

Rooms revenue and RevPAR increased at Gaylord National during 2015, as compared to 2014, primarily as a result of an increase in occupancy for transient business and an increase in ADR for both groups and transient business. Rooms expenses increased during 2015, as compared to 2014, primarily due to increased employment costs.

The increase in food and beverage revenue at Gaylord National during 2015, as compared to 2014, was primarily due to the increase in banquets. Food and beverage expenses increased in 2015, as compared to 2014, primarily due to increased variable costs associated with the increase in revenue.

Other revenue at Gaylord National decreased during 2015, as compared to 2014, primarily due to decreased collection of attrition and cancellation fees. Other hotel expenses decreased in 2015, as compared to 2014, primarily as a result of decreased sales and marketing costs and decreased utility costs.

Depreciation and amortization increased modestly during 2015, as compared to 2014.

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

Entertainment Segment (previously Opry and Attractions)

The following presents the financial results of our Entertainment segment for the years ended December 31, 2015, 2014 and 2013 (in thousands, except percentages):

	2015	% Change	2014	% Change	2013
Revenues	$97,521	12.3%	$86,825	14.2%	$76,053
Operating expenses	67,363	12.6%	59,815	5.8%	56,528
Depreciation and amortization	5,747	9.3%	5,258	-2.0%	5,368

Operating income (1)	$24,411	12.2%	$21,752	53.6%	$14,157

(1)	Entertainment segment operating income for 2013 does not include $0.2 million and $0.2 million of REIT conversion costs and impairment charges, respectively. See the discussion of these items set forth below.

The increases in revenues in the Entertainment segment during 2015, as compared to 2014, were primarily due to increased attendance and additional shows at the Grand Ole Opry, as well as increased ancillary business such as tours and retail. The increases in revenues in the Entertainment segment during 2014, as compared to 2013, were primarily due to increases at the Grand Ole Opry and the Ryman Auditorium, driven by increased attendance.

Entertainment operating expenses increased during 2015, as compared to 2014, primarily as a result of the increased variable costs associated with the increase in shows and ancillary revenue, as well as increased consulting costs. Entertainment operating expenses increased during 2014, as compared to 2013, primarily as a result of the increased variable costs associated with the increase in attendance.

Entertainment depreciation and amortization expense increased in 2015, as compared to 2014, primarily as a result of the expansion of the Ryman Auditorium. Entertainment depreciation and amortization decreased modestly in 2014, as compared to 2013.

Corporate and Other Segment

The following presents the financial results of our Corporate and Other segment for the years ended December 31, 2015, 2014 and 2013 (in thousands, except percentages):

	2015	% Change	2014	% Change	2013
Operating expenses	$28,914	4.9%	$27,573	4.9%	$26,292
Depreciation and amortization	2,760	-23.3%	3,598	-55.1%	8,013

Operating loss (1)	$(31,674)	-1.6%	$(31,171)	9.1%	$(34,305)

(1)	Corporate and Other segment operating loss for 2013 does not include $14.4 million and $0.1 million of REIT conversion costs and casualty loss, respectively. See the discussion of these items set forth below.

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased during 2015, as compared to 2014, primarily as a result of the pension settlement charge discussed in Note 7 to the consolidated financial statements included herein, partially offset by a decrease in employment benefit costs. Corporate and Other operating expenses increased during 2014, as compared to 2013, primarily as a result of an increase in employee benefit and consulting costs.

Corporate and Other depreciation and amortization expense decreased during 2015, as compared to 2014, and in 2014, as compared to 2013, primarily due to the continued disposal of certain assets that were no longer required as a result of our conversion to a REIT.

Operating Results – REIT Conversion Costs

We have segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying consolidated statements of operations. During 2013, we incurred $22.2 million of various costs associated with these transactions, including employment and severance costs ($14.4 million), professional fees ($2.7 million), and various other transition costs ($5.1 million). No REIT conversion costs were incurred during 2015 or 2014.

Operating Results – Casualty Loss

During the year ended December 31, 2013, we recognized $0.1 million of casualty loss expense related to the May 2010 flooding in Nashville, which primarily represents non-capitalized repairs within our Entertainment segment.

Operating Results – Preopening costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for 2015 and 2014 primarily relate to the AC Hotel.

Operating Results – Impairment and Other Charges

Impairment charges in 2015 include costs associated with our decision to move forward with an expansion of the guest rooms and convention space at Gaylord Texan. This capital project replaced a previously contemplated expansion that we began incurring design costs for during 2007 and had been subsequently put on hold. As the new project will be substantially different from the previously contemplated project, we incurred an impairment charge of $16.3 million in the fourth quarter of 2015. In addition, during 2015, we incurred $2.9 million in impairment charges related to assets previously used in special events programming that is being discontinued. During 2013, we incurred $3.0 million in impairment charges, primarily associated with disposed equipment at Gaylord National and the decision not to move forward with a proposed expansion at Gaylord Palms in the near-term.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the years ended December 31, 2015, 2014 and 2013 (in thousands, except percentages):

	2015	% Change	2014	% Change	2013
Interest expense, net of amounts capitalized	$(63,901)	4.0%	$(61,447)	0.9%	$(60,916)
Interest income	12,384	2.6%	12,075	-1.6%	12,267
Net loss on extinguishment of debt	—	-100.0%	(2,148)	-48.6%	(4,181)
Other gains and (losses)	(10,889)	-146.5%	23,400	903.4%	2,332
Benefit for income taxes	11,855	708.1%	1,467	-98.4%	92,662

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, increased $2.5 million to $63.9 million in 2015 as compared to 2014, due primarily to increased interest expense associated with our $400 Million 5% Senior Notes, which we issued in April 2015, and increased interest expense on our term loan B facility, which we entered into in June 2014. We also incurred $1.9 million in interest expense during 2015 related to the write-off of deferred financing costs associated with the refinancing of our credit facility. These increases were partially offset by the lack of interest expense associated with our 3.75% convertible notes, which matured in October 2014, and a decrease in interest expense associated with our credit facility due to a decrease in borrowings. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 4.2% in 2015 as compared to 4.9% in 2014. Cash interest expense increased $9.8 million to $56.6 million in 2015 as compared to 2014, and noncash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, decreased $7.4 million to $7.3 million in 2015 as compared to 2014.

Interest expense, net of amounts capitalized, increased $0.5 million to $61.4 million in 2014 as compared to 2013, due primarily to interest associated with our $400 million term loan B facility, which we entered into in June 2014 and an increase in interest expense associated with our $350 million 5% senior notes that were issued in April 2013, partially offset by a decrease in interest expense associated with our 3.75% convertible notes, which were partially repurchased at various points in 2013 and 2014 with the balance paid at maturity in October 2014. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 4.9% in 2014 as compared to 5.0% in 2013. Cash interest expense increased $7.1 million to $46.8 million in 2014 as compared to 2013, and noncash interest expense decreased $6.6 million to $14.6 million in 2014 as compared to 2013.

Interest Income

Interest income for 2015, 2014 and 2013 primarily includes amounts earned on the bonds that we received in April 2008 in connection with the development of Gaylord National, which we hold as notes receivable.

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

Other Gains and (Losses)

Other gains and (losses) for 2015 and 2014 includes $20.2 million and $4.2 million, respectively, in losses on the change in the fair value of derivative liabilities associated with portions of the warrants associated with our 3.75% convertible notes. Other gains and (losses) for 2015, 2014 and 2013 includes $2.5 million, $2.4 million and $2.3 million, respectively, from a fund associated with the

Gaylord National bonds to reimburse us for certain marketing and maintenance expenses. Other gains and (losses) for 2015 also includes a $6.9 million gain associated with the reimbursement of costs that were previously incurred related to our proposed development in Aurora, Colorado. These costs were impaired in 2012 as part of our strategic shift away from long-term development, but reimbursed in 2015 by the current developer. Other gains and (losses) for 2014 also includes a $26.1 million gain associated with the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland.

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

During 2015, 2014 and 2013, we recorded an income tax benefit of $11.9 million, $1.5 million and $92.7 million, respectively. As a result of our conversion to a REIT in 2013, certain net deferred tax liabilities related to our real estate were reversed, as the REIT will generally not pay federal corporate income tax related to those deferred tax liabilities. In addition, we assessed the need for a valuation allowance on the net deferred tax assets of the TRSs. As a result, we recorded a net benefit of $64.8 million related to the conversion to a REIT during 2013. In addition, in 2013 we recorded a benefit of $7.5 million related to the reversal of liabilities associated with uncertain tax positions, a benefit of $1.2 million related to the filing of our 2012 federal and state income tax returns and a benefit of $19.2 million related to our current period operations.

The increase in our benefit for income taxes for 2015, as compared to 2014, resulted primarily from a federal tax law change enacted in the fourth quarter of 2015, as well as a decrease in valuation allowance required at the TRSs. Because the TRSs are in a cumulative loss position, the deferred tax asset realization depends entirely on the reversal of existing future taxable differences, which fluctuate based on the current year change in deferred tax balances.

The decrease in our benefit for income taxes for 2014, as compared to 2013, resulted primarily from the benefit of our conversion to a REIT effective January 1, 2013, as discussed above.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During 2015, our net cash flows provided by our operating activities were $234.5 million, reflecting primarily our income before depreciation expense, amortization expense, impairment and other charges, income tax benefit, stock-based compensation expense, loss on repurchase of warrants, and other non-cash charges of approximately $265.5 million and unfavorable changes in working capital of approximately $31.0 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses as a result of the timing of payments and an increase in accounts receivable due to the timing of collections.

During 2014, our net cash flows provided by our operating activities were $247.0 million, reflecting primarily our income before depreciation expense, amortization expense, income tax benefit, gain on sale of long-lived assets, stock-based compensation expense, and other non-cash charges of approximately $234.4 million and favorable changes in working capital of approximately $12.6 million. The favorable changes in working capital primarily resulted from a decrease in accounts receivable due to the timing of collections and an increase in accrued expenses as a result of the timing of payments.

During 2013, our net cash flows provided by our operating activities were $137.7 million, reflecting primarily our income before depreciation expense, amortization expense, income tax benefit, stock-based compensation expense, loss on extinguishment of debt, and other non-cash charges of approximately $185.7 million, partially offset by unfavorable changes in working capital of approximately $48.0 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses primarily related to the payment of accrued REIT conversion costs and a decrease in accounts payable at our managed properties due to the timing of payments as new payment processes were developed, partially offset by an increase in accrued dividends. It should be noted that the reversal of deferred tax liabilities and the recognition of valuation allowances on the net deferred tax assets of our TRSs represent the majority of the reconciling item for benefit for deferred income taxes of $89.5 million from net income to net cash flows provided by operating activities. These tax items, and their related impact on our cash provided by operating activities, are the result of our REIT conversion, and we paid out no cash in connection with such reversal and recognition.

Cash Flows from Investing Activities. During 2015 our primary uses of funds for investing activities were purchases of property and equipment, which totaled $79.8 million, and an increase in restricted cash and cash equivalents associated with the furniture, fixtures and equipment (“FF&E”) reserve we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us. These uses of cash were partially offset by the receipt of $10.0 million in proceeds related to the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland. Purchases of property, plant and equipment consisted primarily of an expansion of the Ryman Auditorium, the renovation of a portion of the guest rooms at Gaylord Opryland, and ongoing maintenance capital expenditures for our existing properties.

During 2014 our primary uses of funds for investing activities were purchases of property and equipment, which totaled $58.4 million, and payments made associated with the purchase of the AC Hotel of $21.2 million, partially offset by the receipt of $9.4 million in proceeds related to the sale of our rights in the letter of intent discussed above. Purchases of property, plant and equipment consisted primarily of a rooms renovation project at Gaylord Texan, ongoing maintenance capital expenditures for our existing properties, and $0.2 million of capitalized personnel costs.

During 2013, our primary uses of funds from investing activities were purchases of property and equipment of $37.0 million, consisting primarily of ongoing maintenance capital expenditures for our existing properties, and included $0.5 million of capitalized personnel costs, and an increase in restricted cash and cash equivalents associated with the FF&E reserve.

Cash Flows from Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of and the repayment of long-term debt, the repurchase of stock, and the payment of dividends. During 2015, our net cash flows used in financing activities were approximately $179.8 million, primarily reflecting $280.1 million in repayments under our credit facility, the payment of $154.7 million to cash settle the remaining 4.7 million warrants associated with our 3.75% convertible notes, the payment of $131.3 million in cash dividends, and the payment of $11.2 million in deferred financing costs, partially offset by the issuance of $400.0 million in senior notes.

During 2014, our net cash flows used in financing activities were approximately $172.7 million, primarily reflecting the payment of $177.4 million to cash settle 7.3 million of the warrants associated with our 3.75% convertible notes, the payment of $109.4 million in cash dividends, and the payment of $8.4 million in deferred financing costs. In addition, we paid $126.5 million in cash related to repurchases and the settlement of conversions of our 3.75% convertible notes prior to maturity and paid $232.2 million to repay the remaining 3.75% convertible notes at maturity. These outflows were partially offset by $398.0 million in net borrowings under our term loan B facility and $77.0 million in net borrowings under our credit facility.

During 2013, our net cash flows used in financing activities were approximately $124.5 million, primarily reflecting the payment of $152.2 million to redeem all of our outstanding 6.75% senior notes, $100.0 million to repurchase 2.3 million shares of our common stock for retirement, $98.6 million to repurchase and cancel $54.7 million of our Convertible Notes in private transactions, the payment of $76.4 million in cash dividends, net repayments of $35.5 million under our credit facility, and the payment of $15.7 million in deferred financing costs, partially offset by the issuance of $350.0 million in $350 million 5% senior notes and $5.2 million in proceeds from the exercise of stock options.

Liquidity

As of December 31, 2015, we had $56.3 million in unrestricted cash and $391.8 million available for borrowing under our credit facility, which we refinanced in June 2015 with an extended maturity to 2019. During 2015, we net repaid $280.1 million under our credit facility, cash settled the remaining 4.7 million warrants associated with our 3.75% convertible notes for $154.7 million, paid cash dividends of $131.3 million and incurred capital expenditures of $79.8 million. These outflows, partially offset by proceeds from the issuance of $400.0 million in senior notes during April 2015 and cash flows provided by operations discussed above, were the primary factors in the decrease in our cash balance from 2014 to 2015.

We currently plan to declare dividends of $3.00 per share in 2016, payable in equal quarterly amounts, subject to future determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during 2016 by spending between $115 million and $125 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, a freestanding event ballroom and expanded event space at Gaylord National, an expansion of the guest rooms and convention space at Gaylord Texan, and a room renovation at Gaylord Opryland.

We believe that our cash on hand and cash from operations will be adequate to fund our other short-term commitments, as well as: (i) normal operating expenses, (ii) interest expense on long-term debt obligations, (iii) capital lease and operating lease obligations, and (iv) declared dividends. If our existing cash and cash from operations were inadequate to fund such commitments, we could draw on our credit facility, subject to the satisfaction of covenants in the credit facility. We believe that drawing on this credit facility will not be necessary for general working capital purposes. We may, however, draw on our credit facility for operational and capital needs or other needs in the future.

Our outstanding principal debt agreements, none of which mature prior to 2019, are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to their scheduled maturity date.

Principal Debt Agreements

As of December 31, 2015, we were in compliance with all covenants related to our outstanding debt.

Credit Facility. On June 5, 2015, we entered into Amendment No. 2 (the “Amendment”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, to the Company’s Fourth Amended and Restated Credit Agreement (the “Credit Facility”). Prior to the Amendment, the Credit Facility consisted of a $700.0 million senior secured revolving credit facility (the “revolving credit facility”), the term loan A, and the term loan B. Following the Amendment, the Credit Facility consists of the revolving credit facility and the term loan B, which matures on January 15, 2021. We paid off the previously outstanding Term Loan A during the second quarter of 2015 with a substantial portion of the proceeds from the Operating Partnership’s and RHP Finance Corporation’s (“Finco’s”) private placement of the $400 Million 5% Senior Notes, and the term loan A was eliminated.

Pursuant to the Amendment, we extended the maturity date of the revolving credit facility under the Credit Facility to June 5, 2019 and provided for two additional six-month extension options, at our election. In addition, the Amendment lowered the adjustable margin (the “Applicable Margin”) for determining the interest rate on revolving loans based on our consolidated funded indebtedness to total asset value ratio (as defined in the Credit Facility). Interest on our borrowings under the revolving credit facility is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. The effective interest rate at December 31, 2015 was LIBOR plus 1.60%. Principal is payable in full at maturity. Further, the unused commitment fee was reduced to 0.2% to 0.3% per year of the average unused portion of the revolving credit facility.

The Credit Facility continues to be guaranteed by us, each of our four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of our subsidiaries. The Credit Facility continues to be secured by (i) a first mortgage lien on the real property of each of our Gaylord Hotels properties, (ii) pledges of equity interests in our subsidiaries that own the Gaylord Hotels properties, (iii) our personal property and the personal property of the Operating Partnership and our subsidiaries that guarantee the Credit Facility, and (iv) all proceeds and products from our Gaylord Hotels properties. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event a hotel property is sold).

In addition, the Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the Credit Facility are as follows:

•	We must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter of not more than .65 to 1.0.

•	We must maintain a consolidated tangible net worth (as defined in the Credit Facility) of not less than $175 million plus 75% of the proceeds received by us or any of our subsidiaries in connection with any equity issuance.

•	We must maintain a consolidated fixed charge coverage ratio, as defined in the Credit Facility, of not less than 1.50 to 1.00.

•	We must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.

If an event of default shall occur and be continuing under the Credit Facility, the commitments under the Credit Facility may be terminated and the principal amount outstanding under the Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

As of December 31, 2015, $306.4 million of borrowings were outstanding under the Credit Facility, and the lending banks had issued $1.8 million of letters of credit under the facility, which left $391.8 million of availability under the Credit Facility (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the $350 Million 5% Senior Notes”) and $400 Million 5% Senior Notes.

As a result of the Amendment, we wrote off $1.9 million of deferred financing costs during 2015, which is included in interest expense in the accompanying consolidated statement of operations.

$400 Million Term B Loan Facility. On June 18, 2014, we amended the Credit Facility such that we added an additional senior secured term loan facility in the aggregate principal amount of up to $400.0 million to the Credit Facility. Proceeds from the term loan B were used to repay revolving loans under the Credit Facility, to repay our 3.75% convertible notes and to settle a part of the warrant transactions described below. The term loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At December 31, 2015, the interest rate on the term loan B was LIBOR plus 2.75%. The term loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million, commencing on September 30, 2014, with the balance due at maturity. Amounts borrowed under the term loan B that are repaid or prepaid may not be reborrowed. At closing, we drew down on the term loan B in full.

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

In connection with the issuance of the $400 Million 5% Senior Notes, we completed a registered offer to exchange the $400 Million 5% Senior Notes for registered notes with substantially identical terms as the $400 Million 5% Senior Notes in September 2015.

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

Off-Balance Sheet Arrangements

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our credit facility had issued $1.8 million of letters of credit at December 31, 2015. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2015, including long-term debt and operating and capital lease commitments (amounts in thousands):

Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)	$1,456,400	$6,000	$—	$306,400	$1,144,000
Capital leases	678	19	40	43	576
Operating leases (2)	622,723	4,716	8,627	9,091	600,289
Construction commitments (3)	21,205	21,205	—	—	—

Total contractual obligations	$2,101,006	$31,940	$8,667	$315,534	$1,744,865

(1)	Long-term debt commitments do not include approximately $327.4 million in interest payments projected to be due in future years (less than 1 year – $57.4 million; 1-3 years – $114.4 million; 3-5 years – $104.1 million; more than 5 years – $51.5 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at December 31, 2015 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herein for a discussion of the interest we paid during 2015, 2014 and 2013.
(2)	Total operating lease commitments of $622.7 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(3)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2016, the amount funded into the reserve accounts will be 5.0% of the respective properties’ total annual revenue. As of December 31, 2015, $21.2 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

Due to the uncertainty with respect to the timing of future cash payments associated with our defined benefit pension plan, our non-qualified retirement plan and our defined benefit postretirement health care and life insurance plan, we cannot make reasonably certain estimates of the period of cash settlement. Therefore, these obligations have been excluded from the contractual obligations table above. During 2016, we expect to contribute $0, $0.9 million and $0.4 million, respectively, to our defined benefit pension plan, our non-qualified retirement plan and our defined benefit postretirement health care and life insurance plan. See Note 7 and Note 8 to our consolidated financial statements included herein for further discussion related to these obligations.

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

Revenue recognition. Revenue from our occupied hotel rooms is recognized as earned on the close of business each day and from concessions and food and beverage sales at the time of the sale. Revenues from other services at our hotels, such as spa, parking, and transportation services are recognized at the time services are provided. Cancellation fees, as well as attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, are recognized as revenue in the period they are collected. Revenues from the Entertainment segment are recognized when services are provided or goods are shipped, as applicable.

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

For awards of restricted stock and restricted stock units, we measure compensation expense based on the fair value of the awards on the date of grant. The fair value of time-based awards is determined based on the closing trading price of our common shares on the measurement date, which is generally the date of grant. The fair value of performance-based awards based on a market condition is determined using a Monte Carlo simulation. A Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation of the price of our common shares and the price of the common shares of a peer group, a risk-free rate of return, and an expected term. For time-based awards, compensation expense is recognized on a straight-line basis over the vesting period. For performance-based awards, compensation expense is recognized over the requisite service period for each award. For both time-based awards and performance-based awards, once the total amount of compensation expense is determined on the date of the grant, no adjustments are made to the amount recognized each period, unless there is a change to a non-market condition assumption. No compensation expense is recognized for awards for which employees do not render the requisite service.

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

The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate increased from 3.7% for the retirement plan and 3.3% for the postretirement benefits other than pension plans at December 31, 2014 to 3.9% and 3.6%, respectively, at December 31, 2015.

We determine the overall expected long-term return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each allocation of plan assets, return premiums generated by portfolio management, and advice by our third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption that is determined at the beginning of each year and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension expense. The expected return on plan assets assumption used for determining net periodic pension expense for 2015 and 2014 was 6.5% and 7.5%, respectively. Actual return on plan assets for 2015 and 2014 was (2.9)% and 5.3%, respectively. Our historical actual return averaged 5.9% for the ten-year period ended December 31, 2015. In the future, we may make additional discretionary contributions to the plan or we could be required to make mandatory cash funding payments.

The mortality rate assumption used for determining future benefit obligations as of December 31, 2015 and 2014 was based on the RP 2014 Mortality Tables. In estimating the health care cost trend rate, we consider our actual health care cost experience, industry trends, and advice from our third-party actuary.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would increase or decrease, respectively, 2015 net periodic pension expense by approximately $0.2 million. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2015 net periodic pension expense by approximately $0.7 million.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under the revolving credit portion of our Credit Facility currently bear interest at an annual rate of LIBOR plus 1.60%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $306.4 million in borrowings outstanding under the revolving credit portion of our Credit Facility at December 31, 2015 would increase by approximately $3.1 million.

Borrowings outstanding under our $400 million term loan B currently bear interest at an annual rate of LIBOR plus 2.75%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $394.0 million in borrowings outstanding under our $400 million term loan B at December 31, 2015 would increase by approximately $3.9 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2015. As a result, the interest rate market risk implicit in these investments at December 31, 2015, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At December 31, 2015, the value of the investments in the pension fund was $65.4 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.5 million.

Summary

Based upon our overall market risk exposures at December 31, 2015, we believe that the effects of changes in interest rates and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page 59 of this Annual Report on Form 10-K and incorporated by reference herein.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control - Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On February 25, 2016, the members of the Board of Directors of the Company expanded the size of the Board from nine to ten members and appointed William F. Hagerty, IV to fill the vacancy created thereby. The Board of Directors has determined that Mr. Hagerty qualifies as an independent director within the meaning of the New York Stock Exchange listing standards and appointed him to serve as a member of the audit committee. Mr. Hagerty will hold office until the Company’s 2016 annual meeting of stockholders, at which time he will be considered for election for a one year term expiring in 2017.

Mr. Hagerty’s compensation for his services as director will be consistent with that of our other non-employee directors, as described under the caption “Director Compensation” of the definitive proxy statement with respect to our 2015 annual meeting of stockholders filed with the Securities and Exchange Commission on March 31, 2015. Other than the foregoing standard compensation arrangements, there are no arrangements or understandings between Mr. Hagerty and any other person pursuant to which he was appointed as a director. Mr. Hagerty is not a party to any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Election of the Nominees for Director Identified in this Proxy Statement” in our Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c)(3) of Regulation S-K is incorporated by reference to the discussion under the heading “Submitting Stockholder Proposals and Nominations for 2017 Annual Meeting” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Certain other information concerning executive officers and certain other officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has a separately designated audit committee of the Board of Directors established in accordance with the Exchange Act. Michael J. Bender, E.K. Gaylord II, William F. Hagerty, IV, Patrick Q. Moore and Michael D. Rose currently serve as members of the Audit Committee, and Mr. Bender serves as its chairman. Our Board of Directors has determined that Mr. Rose is an “audit committee financial expert” as defined by the SEC and is independent, as that term is defined in the Exchange Act and the listing standards of the New York Stock Exchange.

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

The information required by this Item is incorporated herein by reference to the discussions under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation – 2015 Summary Compensation Table,” “2015 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2015 Fiscal Year End,” “2015 Option Exercises and Stock Vested,” “Other Compensation Information – Pension Benefits,” “Other Compensation Information – Nonqualified Deferred Compensation,” “Potential Payments on Termination or Change of Control,” “Committees of the Board – Compensation Committee Interlocks and Insider Participation,” and “Human Resources Committee Report” in our Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Stock Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the discussions under the headings “Company Information – Corporate Governance – Independence of Directors” in our Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The accompanying index to financial statements on page 59 of this Annual Report on Form 10-K is provided in response to this Item.

(a)(2)	Financial Statement Schedules

The following financial statement schedule is filed as a part of this report and is included herein on page 104 of this Annual Report on Form 10-K:

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: February 26, 2016	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed Colin V. Reed	Chairman of the Board of Directors and Chief Executive Officer	February 26, 2016

/s/ Michael J. Bender Michael J. Bender	Director	February 26, 2016

/s/ E.K. Gaylord, II E.K. Gaylord, II	Director	February 26, 2016

Director
William F. Hagerty, IV

/s/ D. Ralph Horn D. Ralph Horn	Director	February 26, 2016

/s/ Ellen R. Levine	Director	February 26, 2016
Ellen R. Levine

/s/ Patrick Q. Moore	Director	February 26, 2016
Patrick Q. Moore

/s/ Robert S. Prather, Jr.	Director	February 26, 2016
Robert S. Prather, Jr.

/s/ Michael D. Rose	Director	February 26, 2016
Michael D. Rose

/s/ Michael I. Roth	Director	February 26, 2016
Michael I. Roth

/s/ Mark Fioravanti Mark Fioravanti	President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016

/s/ Jennifer Hutcheson Jennifer Hutcheson	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2016

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Ryman Hospitality Properties, Inc. and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2015 and 2014 and for Each of the Three Years in the Period Ended December 31, 2015
Report of Independent Registered Public Accounting Firm	60
Report of Independent Registered Public Accounting Firm	61
Consolidated Balance Sheets as of December 31, 2015 and 2014	62
Consolidated Statements of Operations for the Years ended December 31, 2015, 2014, and 2013	63
Consolidated Statements of Comprehensive Income for the Years ended December 31, 2015, 2014, and 2013	64
Consolidated Statements of Cash Flows for the Years ended December 31, 2015, 2014, and 2013	65
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2015, 2014, and 2013	66
Notes to Consolidated Financial Statements	67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ryman Hospitality Properties, Inc.

We have audited the accompanying consolidated balance sheets of Ryman Hospitality Properties, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ryman Hospitality Properties, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Nashville, Tennessee

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ryman Hospitality Properties, Inc.

We have audited Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ryman Hospitality Properties, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ryman Hospitality Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements and schedule of Ryman Hospitality Properties, Inc. and subsidiaries and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 26, 2016

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(Amounts in thousands, except per share data)

	December 31, 2015	December 31, 2014
ASSETS:
Property and equipment, net of accumulated depreciation	$1,982,816	$2,036,261
Cash and cash equivalents - unrestricted	56,291	76,408
Cash and cash equivalents - restricted	22,355	17,410
Notes receivable	152,560	149,612
Trade receivables, less allowance of $919 and $704, respectively	55,033	45,188
Prepaid expenses and other assets	62,379	66,621

Total assets	$2,331,434	$2,391,500

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,431,710	$1,319,909
Accounts payable and accrued liabilities	153,383	166,848
Deferred income tax liabilities, net	1,163	14,284
Deferred management rights proceeds	183,119	183,423
Dividends payable	36,868	29,133
Derivative liabilities	—	134,477
Other liabilities	145,629	142,019
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,291 and 51,044 shares issued and outstanding, respectively	513	510
Additional paid-in capital	887,501	882,193
Treasury stock of 511 and 477 shares, respectively, at cost	(10,001)	(8,002)
Accumulated deficit	(473,404)	(446,963)
Accumulated other comprehensive loss	(25,047)	(26,331)

Total stockholders’ equity	379,562	401,407

Total liabilities and stockholders’ equity	$2,331,434	$2,391,500

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2015, 2014 and 2013

(Amounts in thousands, except per share data)

	2015	2014	2013
Revenues:
Rooms	$404,457	$384,185	$357,313
Food and beverage	461,157	437,673	403,725
Other hotel revenue	128,989	132,308	117,471
Entertainment (previously Opry and Attractions)	97,521	86,825	76,053

Total revenues	1,092,124	1,040,991	954,562

Operating expenses:
Rooms	110,067	111,864	103,171
Food and beverage	261,580	248,358	237,153
Other hotel expenses	312,989	311,836	298,830
Management fees	14,657	16,151	14,652

Total hotel operating expenses	699,293	688,209	653,806
Entertainment (previously Opry and Attractions)	67,363	59,815	56,528
Corporate	28,914	27,573	26,292
REIT conversion costs	—	—	22,190
Casualty loss	—	—	54
Preopening costs	909	11	—
Impairment and other charges	19,200	—	2,976
Depreciation and amortization	114,383	112,278	116,528

Total operating expenses	930,062	887,886	878,374

Operating income	162,062	153,105	76,188
Interest expense	(63,901)	(61,447)	(60,916)
Interest income	12,384	12,075	12,267
Loss on extinguishment of debt	—	(2,148)	(4,181)
Other gains and (losses), net	(10,889)	23,400	2,332

Income before income taxes	99,656	124,985	25,690

Benefit for income taxes	11,855	1,467	92,662

Net income	111,511	126,452	118,352
Loss on call spread and warrant modifications related to convertible notes	—	(5,417)	(4,869)

Net income available to common stockholders	$111,511	$121,035	$113,483

Basic income per share available to common stockholders:	$2.18	$2.38	$2.22

Fully diluted income per share available to common stockholders:	$2.16	$2.17	$1.81

Dividends declared per common share	$2.70	$2.20	$2.00

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2015, 2014 and 2013

(Amounts in thousands)

	2015	2014	2013
Net income	$111,511	$126,452	$118,352

Other comprehensive income (loss), before tax:
Gain (loss) on minimum pension liability:
Unrealized gains (losses) arising during the period	1,920	(20,231)	23,172
Amount reclassified from accumulated other comprehensive loss	88	(235)	204

	2,008	(20,466)	23,376
Income tax (expense) benefit related to items of comprehensive income	(724)	3,254	(7,892)

Other comprehensive income (loss), net of tax	1,284	(17,212)	15,484

Comprehensive income	$112,795	$109,240	$133,836

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015, 2014 and 2013

(Amounts in thousands)

	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$111,511	$126,452	$118,352
Amounts to reconcile net income to net cash flows provided by operating activities:
Benefit for deferred income taxes	(13,847)	(5,877)	(89,530)
Depreciation and amortization	114,383	112,278	116,528
Amortization of deferred financing costs	5,505	5,959	5,500
Amortization of discount on convertible notes	—	8,735	13,817
Impairment and other charges	19,200	—	3,527
(Gain) loss on sales of long-lived assets	270	(25,274)	(82)
Loss on extinguishment of debt	—	2,148	4,181
Loss on repurchase of warrants	20,246	4,243	—
Write-off of deferred financing costs	1,926	—	1,845
Stock-based compensation expense	6,158	5,773	11,560
Changes in:
Trade receivables	(9,845)	6,594	3,561
Interest receivable	(4,978)	(3,142)	(690)
Accounts payable and accrued liabilities	(16,719)	6,038	(59,395)
Other assets and liabilities	552	3,077	8,525

Net cash flows provided by operating activities	234,362	247,004	137,699

Cash Flows from Investing Activities:
Purchases of property and equipment	(79,815)	(58,377)	(36,959)
Purchase of AC Hotel	—	(21,206)	—
Proceeds from sale of Peterson LOI	10,000	9,350	—
(Increase) decrease in restricted cash and cash equivalents	(4,945)	2,759	(13,959)
Other investing activities	123	8,012	2,177

Net cash flows used in investing activities	(74,637)	(59,462)	(48,741)

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit facility	(280,100)	77,000	(35,500)
Net borrowings (repayments) under term loan B	(4,000)	398,000	—
Issuance of senior notes	400,000	—	350,000
Early redemption of senior notes	—	—	(152,180)
Repurchase and conversion of convertible notes	—	(358,710)	(99,222)
Repurchase of common stock warrants	(154,681)	(177,423)	—
Deferred financing costs paid	(11,155)	(8,428)	(15,738)
Repurchase of Company stock for retirement	—	—	(100,028)
Payment of dividend	(131,305)	(109,414)	(76,424)
Proceeds from exercise of stock options	1,777	6,862	5,223
Other financing activities	(378)	(600)	(680)

Net cash flows used in financing activities	(179,842)	(172,713)	(124,549)

Net change in cash and cash equivalents	(20,117)	14,829	(35,591)
Cash and cash equivalents - unrestricted, beginning of period	76,408	61,579	97,170

Cash and cash equivalents - unrestricted, end of period	$56,291	$76,408	$61,579

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Other Comprehensive (Loss) Income	Total Stockholders’ Equity
BALANCE, December 31, 2012	$526	$1,250,975	$(7,234)	$(366,066)	$(24,603)	$853,598
Net income	—	—	—	118,352	—	118,352
Other comprehensive income, net of deferred income taxes	—	—	—	—	15,484	15,484
Repurchase of Company stock for retirement	(23)	(30)	—	(99,975)	—	(100,028)
Repurchase and conversion of convertible notes	(2)	(37,710)	—	(4,869)	—	(42,581)
Payment of dividend	—	538	(532)	(102,212)	—	(102,206)
Exercise of stock options	3	5,220	—	—	—	5,223
Net tax benefit related to stock based compensation	—	(206)	—	—	—	(206)
Restricted stock units surrendered	1	(1,502)	—	—	—	(1,501)
Stock-based compensation expense	—	11,560	—	—	—	11,560

BALANCE, December 31, 2013	$505	$1,228,845	$(7,766)	$(454,770)	$(9,119)	$757,695
Net income	—	—	—	126,452	—	126,452
Other comprehensive loss, net of deferred income taxes	—	—	—	—	(17,212)	(17,212)
Repurchase and conversion of convertible notes	—	(51,996)	—	(2,326)	—	(54,322)
Repurchase of common stock warrants	—	(304,400)	—	(3,091)	—	(307,491)
Payment of dividend	—	692	(236)	(113,228)	—	(112,772)
Exercise of stock options	3	6,859	—	—	—	6,862
Net tax benefit related to stock based compensation	—	(302)	—	—	—	(302)
Restricted stock units and stock options surrendered	2	(3,278)	—	—	—	(3,276)
Stock-based compensation expense	—	5,773	—	—	—	5,773

BALANCE, December 31, 2014	$510	$882,193	$(8,002)	$(446,963)	$(26,331)	$401,407
Net income	—	—	—	111,511	—	111,511
Other comprehensive income, net of deferred income taxes	—	—	—	—	1,284	1,284
Payment of dividend	—	910	(1,999)	(137,952)	—	(139,041)
Exercise of stock options	1	1,776	—	—	—	1,777
Net tax benefit related to stock based compensation	—	(2)	—	—	—	(2)
Restricted stock units and stock options surrendered	2	(3,534)	—	—	—	(3,532)
Stock-based compensation expense	—	6,158	—	—	—	6,158

BALANCE, December 31, 2015	$513	$887,501	$(10,001)	$(473,404)	$(25,047)	$379,562

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

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality; Entertainment (previously referred to as Opry and Attractions); and Corporate and Other. The Company’s fiscal year ends on December 31 for all periods presented.

Business Segments

Hospitality

The Hospitality segment includes the Gaylord Hotels branded hotels, the Inn at Opryland and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”). At December 31, 2015, the Company owns the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”), the Gaylord National Resort & Convention Center (“Gaylord National”), which the Company refers to collectively as the “Gaylord Hotels properties,” the Inn at Opryland, and the AC Hotel, which the Company completed the purchase of in December 2014 and opened in April 2015. Gaylord Opryland and the Inn at Opryland are both located in Nashville, Tennessee. The Gaylord Palms is located in Kissimmee, Florida. The Gaylord Texan is located in Grapevine, Texas. The Gaylord National and the AC Hotel are both located in National Harbor, Maryland. Each of the Company’s hotels is managed by Marriott International, Inc. (“Marriott”) pursuant to a management agreement for each hotel.

Entertainment (previously referred to as Opry and Attractions)

The Entertainment segment includes all of the Company’s Nashville-based tourist attractions. At December 31, 2015, these include the Grand Ole Opry, the Ryman Auditorium, the General Jackson Showboat, the Wildhorse Saloon, and Gaylord Springs Golf Links (“Gaylord Springs”), among others. The Entertainment segment also includes WSM-AM. Beginning October 1, 2012, Marriott assumed the management of the day-to-day operations of the General Jackson Showboat, Gaylord Springs and the Wildhorse Saloon pursuant to management agreements.

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

Acquisition

In December 2014, the Company purchased from an affiliate of The Peterson Companies (the developer of the National Harbor, Maryland development in which Gaylord National is located) the AC Hotel, a 192-room hotel previously operated as the Aloft Hotel at National Harbor for a purchase price of $21.8 million. The transaction required that the property be transferred to the Company unencumbered by any existing hotel franchise or management agreements. The Company re-branded the hotel, the hotel opened in April 2015, and Marriott operates the property in conjunction with the Gaylord National pursuant to a separate management agreement. Simultaneously with the purchase of this hotel, the Company also acquired from an affiliate of The Peterson Companies a vacant one-half acre parcel of land located in close proximity to Gaylord National, suitable for development of a hotel or other permitted uses. The Company paid $21.2 million of the combined purchase price, including transaction costs, in December 2014, with the remainder being secured by a $6.0 million note payable to an affiliate of The Peterson Companies, which was paid in January 2016, bore interest at an Applicable Federal Rate as determined by the Internal Revenue Service (“IRS”) and is shown in Note 5.

Property and Equipment

Property and equipment are stated at cost. Improvements and significant renovations that extend the lives of existing assets are capitalized. Interest on funds borrowed to finance the construction of major capital additions not funded through furniture, fixtures and equipment reserves is included in the cost of the applicable capital addition. Maintenance and repairs are charged to expense as incurred. Property and equipment are generally depreciated using the straight-line method over the following estimated useful lives:

Buildings	40 years
Land improvements	20 years
Furniture, fixtures and equipment	5-8 years
Leasehold improvements	The shorter of the lease term or useful life

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

Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2015	2014	2013
Debt interest paid	$53,978	$49,208	$36,651
Capitalized interest	(169)	(52)	—

Cash paid for interest, net of capitalized interest	$53,809	$49,156	$36,651

Net cash payments (refunds) of income taxes in 2015, 2014 and 2013 were $5.2 million, $(0.1) million and $4.8 million, respectively.

A portion of the Company’s acquisition of the AC Hotel and a portion of the Company’s sale of all of its rights in a letter of intent to which it was a party with The Peterson Companies are considered noncash transactions as they are evidenced by a note payable and a note receivable, respectively. The AC Hotel transaction is more fully discussed in the “Acquisition” section of Note 1, and the sale of the Company’s rights in the letter of intent is more fully discussed in the “Prepaid Expenses and Other Assets” section of Note 1.

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

During the fourth quarter of 2015, the Company elected to move forward with an expansion of the guest rooms and convention space at Gaylord Texan. This capital project replaced a previously contemplated expansion that the Company began incurring design costs for during 2007 and had been subsequently put on hold. As the new project will be substantially different from the previously contemplated project, the Company incurred an impairment charge of $16.3 million during 2015 to write off the carrying value of the previously contemplated project, which is included in impairment and other charges on the accompanying consolidated statement of operations for 2015.

Accounts Receivable

The Company’s accounts receivable are primarily generated by meetings and convention attendees’ room nights. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivable is minimized due to the large and diverse nature of the customer base.

Allowance for Doubtful Accounts

The Company provides allowances for doubtful accounts based upon a percentage of revenue and periodic evaluations of the aging of accounts receivable.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31 consist of (amounts in thousands):

	2015	2014
Peterson note receivable	$6,785	$16,785
Prepaid expenses	15,992	14,691
Inventories	8,051	7,446
Deferred software costs	3,832	4,890
Supplemental deferred compensation plan assets	19,289	19,712
Other	8,430	3,097

Total prepaid expenses and other assets	$62,379	$66,621

In December 2014, the Company sold to an affiliate of The Peterson Companies (the developer of the National Harbor, Maryland development in which the Gaylord National hotel is located) all of its rights in a letter of intent to which it was a party with The Peterson Companies, which entitled the Company to a portion of such party’s economic interest in the income from the land underlying the new MGM casino project at National Harbor. The Company received $26.1 million over three years in exchange for its contractual rights, which is included in other gains and losses, net in the accompanying consolidated statement of operations for 2014. The Company received the first payment in the amount of $9.4 million at closing, a payment of $10.0 million in January 2015, and the remainder of $6.8 million in January 2016.

Prepaid expenses consist of prepayments for property taxes at one of the Company’s hotel properties, insurance and other contracts that will be expensed during the subsequent year. Inventories consist primarily of food and beverage inventory for resale and retail inventory sold in the Entertainment segment. Inventory is carried at the lower of cost or market. Cost is computed on an average cost basis.

The Company capitalizes the costs of computer software developed for internal use. Accordingly, the Company has capitalized the external costs and certain internal payroll costs to develop computer software. Deferred software costs are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years. Amortization expense of deferred software costs during 2015, 2014 and 2013 was $2.1 million, $2.3 million, and $5.9 million, respectively.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consist of (amounts in thousands):

	2015	2014
Trade accounts payable	$20,913	$31,942
Property and other taxes payable	34,921	35,598
Deferred revenues	47,794	38,581
Accrued salaries and benefits	16,826	18,477
Accrued self-insurance reserves	1,449	2,176
Accrued interest payable	8,153	5,560
Other accrued liabilities	23,327	34,514

Total accounts payable and accrued liabilities	$153,383	$166,848

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

Other Liabilities

Other liabilities at December 31 consist of (amounts in thousands):

	2015	2014
Pension and postretirement benefits liability	$40,439	$41,783
Straight-line lease liability	84,716	79,352
Deferred compensation liability	19,289	19,712
Other	1,185	1,172

Total other liabilities	$145,629	$142,019

Deferred Financing Costs

Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method. During 2015, 2014 and 2013, deferred financing costs of $5.5 million, $6.0 million and $5.5 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations.

As a result of the refinancing of the Company’s credit facility in 2015 and 2013, which is discussed in Note 5, the Company wrote off $1.9 million and $1.3 million of deferred financing costs during 2015 and 2013, respectively. In addition, as a result of the Company’s repurchase of the remainder of its 6.75% senior notes outstanding, the Company wrote off $0.5 million of deferred financing costs during 2013. Each of these write-offs is included in interest expense in the accompanying consolidated statements of operations.

As a result of the Company’s repurchases of a portion of its convertible senior notes outstanding discussed in Note 5, the Company wrote off $0.3 million of deferred financing costs during each of 2014 and 2013, which is included as an increase in the net loss on extinguishment of debt in the accompanying consolidated statements of operations.

As discussed in the “Newly Issued Accounting Standards” section of Note 1, deferred financing costs are now shown as a reduction of the related debt liability, rather than as an asset as under previous guidance. See Note 5 for additional disclosure.

Leases

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which the Gaylord Palms is located, a 10.0 acre site in Grapevine, Texas on which a portion of the Gaylord Texan is located, and office space, office equipment, and other equipment. The Company’s leases are discussed further in Note 11.

Revenue Recognition

Revenues from occupied hotel rooms are recognized as earned on the close of business each day and from concessions and food and beverage sales at the time of the sale. Revenues from other services at the Company’s hotels, such as spa, parking, and transportation services, are recognized at the time services are provided. Cancellation fees and attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, are recognized as revenue in the period they are collected. The Company recognizes revenues from the Entertainment segment when services are provided or goods are shipped, as applicable. The Company is required to collect certain taxes from customers on behalf of government agencies and remit these to the applicable governmental entity on a periodic basis. These taxes are collected from customers at the time of purchase, but are not included in revenue. The Company records a liability upon collection from the customer and relieves the liability when payments are remitted to the applicable governmental agency.

Management Fees

The Company pays Marriott a base management fee of approximately 2% of revenues for the properties that Marriott manages, as well as an incentive fee that is based on profitability. The Company incurred $17.4 million, $19.6 million and $18.1 million in base management fees to Marriott during 2015, 2014 and 2013, respectively. The Company incurred $1.4 million, $0.4 million and $0.1 million in incentive fees to Marriott during 2015, 2014 and 2013, respectively. Management fees are presented in the consolidated statements of operations net of the amortization of the deferred management rights proceeds discussed further in Note 2.

Preopening Costs

The Company expenses the costs associated with start-up activities and organization costs associated with its development or reopening of hotels and significant attractions as incurred. The Company’s preopening costs during 2015 primarily relate to the AC Hotel, which opened in April 2015.

Advertising Costs

Advertising costs are expensed as incurred and were $36.7 million, $33.3 million, and $28.8 million for 2015, 2014 and 2013, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 6. The Company accounts for its stock-based compensation plan under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”

Income Per Share

Earnings per share is measured as basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the effect of conversion of dilutive instruments, calculated using the treasury stock method. Net income per share amounts are calculated as follows for the years ended December 31 (income and share amounts in thousands):

	2015
	Income	Shares	Per Share
Net income available to common stockholders	$111,511	51,241	$2.18
Effect of dilutive stock-based compensation	—	371	—

Net income — assuming dilution	$111,511	51,612	$2.16

	2014
	Income	Shares	Per Share
Net income available to common stockholders	$121,035	50,861	$2.38
Effect of dilutive stock-based compensation	—	487	—
Effect of convertible notes	—	4,532	—

Net income — assuming dilution	$121,035	55,880	$2.17

	2013
	Income	Shares	Per Share
Net income available to common stockholders	$113,483	51,174	$2.22
Effect of dilutive stock-based compensation	—	591	—
Effect of convertible notes	—	6,304	—
Effect of common stock warrants	—	4,741	—

Net income — assuming dilution	$113,483	62,810	$1.81

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

In connection with the issuance of the Convertible Notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes whereby the warrant holders could purchase shares of the Company’s common stock. At separate times during 2014, the Company modified the agreements with each of the note hedge counterparties to cash settle a portion of the warrants as described in Note 5. As a result of these modifications, the warrants were settled in cash during 2014 and the first quarter of 2015 and did not affect the calculation of diluted earnings per share for 2015 or 2014.

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

Newly Issued Accounting Standards

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest,” which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. Upon adoption, the guidance requires prior period financial statements to be retrospectively adjusted. This guidance is effective for the Company in the first quarter of 2016, with early adoption permitted. The Company adopted this ASU in the fourth quarter of 2015 and this adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” the core principle of which is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, companies will need to use more judgment and make more estimates than under today’s guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for the Company in the first quarter of 2018. The Company is currently evaluating the effects of this ASU on its financial statements, and such effects have not yet been determined.

Reclassifications

In January 2015, the hospitality industry’s Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition became effective. This revised edition contains updates to the classifications of certain hotel financial information, including the reclassification of technology-related revenue from other hotel revenue to food and beverage revenue and the reclassification of revenue management expense from rooms expense to other hotel expense. In order to be more aligned with its peers in the hospitality REIT industry, the Company adopted the updates in its 2015 presentation. As a result, $25.6 million and $21.4 million, respectively, of other hotel revenue has been reclassified as food and beverage revenue and $4.2 million and $3.7 million, respectively, of rooms expense has been reclassified as other hotel expense in the accompanying consolidated statements of operations for 2014 and 2013.

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

In addition, pursuant to additional management agreements, Marriott manages the day-to-day operations of the Inn at Opryland, the AC Hotel, General Jackson Showboat, Gaylord Springs and the Wildhorse Saloon. To comply with certain REIT qualification requirements, the Company will be required to engage third-party managers to operate and manage its future hotel properties, if any. Additionally, non-REIT operations, which consist of the activities of taxable REIT subsidiaries (“TRSs”) that act as lessees of the Company’s hotels, as well as the businesses within the Company’s Entertainment segment, continue to be subject, as applicable, to federal corporate and state income taxes following the REIT conversion.

The Company has segregated all costs related to the REIT conversion from normal operations and reported these amounts as REIT conversion costs in the accompanying consolidated statements of operations. During 2013, the Company incurred $22.2 million of various costs associated with these transactions, including employment and severance costs ($14.4 million), professional fees ($2.7 million), and various other transition costs ($5.1 million). No REIT conversion costs were incurred during 2015 or 2014.

3. Property and Equipment

Property and equipment at December 31 is recorded at cost and summarized as follows (amounts in thousands):

	2015	2014
Land and land improvements	$255,179	$254,013
Buildings	2,369,851	2,340,555
Furniture, fixtures and equipment	603,529	576,453
Construction in progress	10,576	26,046

	3,239,135	3,197,067
Accumulated depreciation	(1,256,319)	(1,160,806)

Property and equipment, net	$1,982,816	$2,036,261

Depreciation expense, including amortization of assets under capital lease obligations, during 2015, 2014 and 2013 was $112.2 million, $110.0 million, and $110.6 million, respectively.

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

The Company is currently holding the Series A Bond and Series B Bond, which have aggregate carrying values of $84.9 million and $67.6 million, respectively, as of December 31, 2015, and receiving the debt service and principal payments thereon, which is payable from tax increments, hotel taxes and special hotel rental taxes generated from the development through the maturity date. During the second quarter of 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on their effective interest rates of 8.04% and 11.42%, respectively, at the time the bonds were delivered to the Company and recorded a note receivable and offset to property and equipment in the amounts of $93.8 million and $38.3 million, respectively, in the accompanying consolidated balance sheet. The Company also calculated the present value of the interest that had accrued on the Series A Bond between its date of issuance and delivery to the Company based on its effective interest rate of 8.04% at the time the bond was delivered to the Company and recorded a note receivable and offset to property and equipment in the amount of $18.3 million in the accompanying consolidated balance sheet. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.

During 2015, 2014 and 2013, the Company recorded interest income of $12.3 million, $12.1 million and $12.3 million, respectively, on these bonds. The Company received payments of $9.4 million, $10.8 million and $13.3 million during 2015, 2014 and 2013, respectively, relating to these notes receivable, which includes principal and interest payments.

5. Debt

The Company’s debt and capital lease obligations at December 31 consisted of (amounts in thousands):

	2015	2014
Credit Facility, less unamortized deferred financing costs of $7,335 and $7,831	$299,065	$578,669
$400 Million Term Loan B, less unamortized deferred financing costs of $6,457 and $7,737	387,543	390,263
$350 Million 5% Senior Notes, less unamortized deferred financing costs of $5,107 and $6,078	344,893	343,922
$400 Million 5% Senior Notes, less unamortized deferred financing costs of $6,469 and $0	393,531	—
AC Hotel note payable, terms as set forth in Note 1	6,000	6,000
Capital lease obligations	678	1,055

Total debt	1,431,710	1,319,909
Less amounts due within one year	(6,019)	(377)

Total long-term debt	$1,425,691	$1,319,532

At December 31, 2015, the Company was in compliance with all covenants related to its outstanding debt.

Annual maturities of long-term debt, excluding capital lease obligations, are as follows (amounts in thousands):

	Credit Facility	$400 Million Term Loan B	$350 Million 5% Senior Notes	$400 Million 5% Senior Notes	AC Hotel Note Payable	Total
2016	$—	$—	$—	$—	$6,000	$6,000
2017	—	—	—	—	—	—
2018	—	—	—	—	—	—
2019	306,400	—	—	—	—	306,400
2020	—	—	—	—	—	—
Years thereafter	—	394,000	350,000	400,000	—	1,144,000

Total	$306,400	$394,000	$350,000	$400,000	$6,000	$1,456,400

Credit Facility

On June 5, 2015, the Company entered into an Amendment No. 2 (the “2015 Amendment”) among the Company, as guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent to the Company’s Fourth Amended and Restated Credit Agreement (the “Credit Facility”). Prior to the 2015 Amendment, the Company’s Credit Facility consisted of a $700.0 million senior secured revolving credit facility (the “revolving credit facility”), a $300.0 million senior secured term loan facility (the “term loan A”), and a $400 million senior secured term loan facility (the “term loan B”). Following the 2015 Amendment, the Company’s Credit Facility consists of the revolving credit facility and the term loan B. The Company paid off the previous outstanding term loan A during the second quarter of 2015 with a substantial portion of the proceeds from the Operating Partnership’s and Finco’s private placement of $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”), and the term loan A was eliminated.

Pursuant to the 2015 Amendment, the Company extended the maturity date of the revolving credit facility under the Credit Facility to June 5, 2019 and provided for two additional six-month extension options, at the election of the Company. In addition, the 2015 Amendment lowered the adjustable margin (the “Applicable Margin”) for determining the interest rate on revolving loans based on the Company’s consolidated funded indebtedness to total asset value ratio (as defined in the Credit Facility). Interest on the Company’s borrowings under the revolving credit facility is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. The effective interest rate at December 31, 2015 was LIBOR plus 1.60%. Principal is payable in full at maturity. Further, the unused commitment fee was reduced to 0.2% to 0.3% per year of the average unused portion of the revolving credit facility. The Company’s term loan B remains outstanding.

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

As a result of the 2015 Amendment, the Company wrote off $1.9 million of deferred financing costs during 2015.

$400 Million Term Loan B

On June 18, 2014, the Company entered into an Amendment No. 1 and Joinder Agreement (the “2014 Amendment”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent, to the Credit Facility.

Pursuant to the 2014 Amendment, the Company added the term loan B to the Credit Facility. Proceeds from the term loan B were used to repay revolving loans under the Credit Facility and to repay the Convertible Notes and to settle, in whole or in part, the warrant transactions described above. The term loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At December 31, 2015, the interest rate on the term loan B was LIBOR plus 2.75%. The term loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million, with the balance due at maturity. Amounts borrowed under the term loan B that are repaid or prepaid may not be reborrowed. At closing, the Company drew down on the term loan B in full.

$350 Million 5% Senior Notes Due 2021

On April 3, 2013, the Operating Partnership and Finco completed the private placement of $350.0 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Facility. The $350 Million 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association, as trustee. The $350 Million 5% Senior Notes have a maturity date of April 15, 2021 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The $350 Million 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness and senior in right of payment to future subordinated indebtedness, if any. The $350 Million 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $350 Million 5% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $350 Million 5% Senior Notes.

The issuing subsidiaries may redeem the $350 Million 5% Senior Notes on or before April 16, 2016, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date plus a make-whole redemption premium. The $350 Million 5% Senior Notes will be redeemable, in whole or in part, at any time on or after April 15, 2016 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.75%, 102.50%, 101.25%, and 100.00% beginning on April 15, 2016, 2017, 2018 and 2019, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

In connection with the issuance of the $350 Million 5% Senior Notes, the Company completed a registered offer to exchange the $350 Million 5% Senior Notes for registered notes with substantially identical terms as the $350 Million 5% Senior Notes in November 2013.

$400 Million 5% Senior Notes Due 2023

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

The net proceeds from the issuance of the $400 Million 5% Senior Notes totalled approximately $392 million, after deducting the initial purchasers’ discounts, commissions and estimated offering expenses. The Company used substantially all of these proceeds to repay amounts outstanding under its Credit Facility, including the elimination of its $300 million term loan A, and to repay a portion of the amounts outstanding under the revolving credit facility portion of the Credit Facility.

In connection with the issuance of the $400 Million 5% Senior Notes, the Company completed a registered offer to exchange the $400 Million 5% Senior Notes for registered notes with substantially identical terms as the $400 Million 5% Senior Notes in September 2015.

Former 3.75% Convertible Senior Notes

In 2009, the Company issued $360 million of the Convertible Notes. In July 2013, the Company settled the repurchase of and subsequently cancelled $54.7 million of its Convertible Notes in private transactions for aggregate consideration of $98.6 million, which was funded by borrowings under the Company’s revolving credit facility. In addition, in July 2013, the Company settled $1.2 million of Convertible Notes that were converted by a holder. As a result of these transactions, the Company recorded a loss on extinguishment of debt of approximately $4.2 million during 2013. In addition, as the Company accounted for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate, the Company recorded a $37.7 million reduction in stockholders’ equity during 2013.

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

On October 1, 2014, the Company settled its obligations upon conversion of each $1,000 principal amount of Convertible Notes with a specified dollar amount of $1,000 and the remainder of the conversion settlement amount in shares of its common stock, offset as described in the next paragraph.

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

Pursuant to December 2014 agreements with two of the note hedge counterparties, in the first quarter of 2015, the Company cash settled the remaining 4.7 million warrants in the same manner as described above. Accordingly, the fair value of the warrants was reclassified from stockholders’ equity to a derivative liability on the modification date, resulting in a $145.4 million deduction to additional paid-in-capital during 2014. The change in the fair value of the derivative liability from the modification date through December 31, 2014 was a gain of $7.1 million and is included in other gains and losses, net in the accompanying consolidated statement of operations for 2014. In the first quarter of 2015, the Company settled this repurchase for total consideration of $154.7 million and recorded a $20.2 million loss on the change in the fair value of the derivative liability from December 31, 2014 through the settlement date, which is included in other gains and losses, net in the accompanying consolidated statement of operations for 2015.

6. Stock Plans

The Company’s Amended and Restated 2006 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to its directors, employees and consultants. At December 31, 2015, approximately 4.2 million shares of common stock remained available for issuance pursuant to future grants of awards under the 2006 Plan (with a limit of approximately 0.7 million shares available for awards other than stock options or stock appreciation rights).

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

The Company granted no options during 2015, 2014 or 2013. A summary of stock option activity under the Company’s equity incentive plans as of December 31, 2015 and changes during the year ended December 31, 2015 is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	282,302	$30.88
Granted	—	—
Exercised	(75,492)	34.48
Canceled	(301)	40.33

Outstanding at December 31, 2015	206,509	29.55

Exercisable at December 31, 2015	157,417	31.15

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2015 was 4.0 and 3.3 years, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2015 was $4.9 million and $3.5 million, respectively. The total intrinsic value of options exercised during 2015, 2014, and 2013 was $1.8 million, $13.0 million, and $4.3 million, respectively.

The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to employees vest one to four years from the date of grant, and Restricted Stock Awards granted to non-employee directors vest after one year from the date of grant, unless the recipient chooses to defer the vesting for a period of time. Depending on the type of award, the fair value of Restricted Stock Awards is determined either based on the market price of the Company’s stock at the date of grant or based on a Monte-Carlo valuation. The Company generally records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. The weighted-average grant-date fair value of Restricted Stock Awards granted during 2015, 2014, and 2013 was $57.21, $41.61, and $43.56, respectively.

A summary of the status of the Company’s Restricted Stock Awards as of December 31, 2015 and changes during the year ended December 31, 2015, is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2015	589,863	$36.61
Granted	202,175	57.21
Vested	(250,924)	32.90
Canceled	(775)	50.23

Nonvested shares at December 31, 2015	540,339	43.05

The fair value of all Restricted Stock Awards that vested during 2015, 2014 and 2013 was $14.0 million, $7.0 million and $3.2 million, respectively.

As of December 31, 2015, there was $8.9 million of total unrecognized compensation cost related to stock options and restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $6.2 million, $5.8 million, and $11.6 million for 2015, 2014, and 2013, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $2.0 million, $1.9 million, and $3.0 million for 2015, 2014, and 2013, respectively.

Cash received from option exercises under all stock-based employee compensation arrangements for 2015, 2014, and 2013 was $1.8 million, $6.9 million, and $5.2 million, respectively. The actual tax benefit realized from exercise, vesting or cancellation of the stock-based employee compensation arrangements during 2015, 2014, and 2013 totaled $3.2 million, $3.2 million, and $1.0 million, respectively, and is reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity or deferred tax liabilities in the accompanying consolidated balance sheets.

7. Retirement Plans

Prior to January 1, 2001, the Company maintained a noncontributory defined benefit pension plan in which substantially all of its employees were eligible to participate upon meeting the pension plan’s participation requirements. The benefits were based on years of service and compensation levels. On January 1, 2001, the Company amended its defined benefit pension plan to determine future benefits using a cash balance formula. On December 31, 2000, benefits credited under the plan’s previous formula were frozen. Under the cash formula, each participant had an account which was credited monthly with 3% of qualified earnings and the interest earned on their previous month-end cash balance. In addition, the Company included a “grandfather” clause which assures that those participating at January 1, 2001 will receive the greater of the benefit calculated under the cash balance plan and the benefit that would have been payable if the defined benefit plan had remained in existence. The benefit payable to a terminated vested participant upon retirement at age 65, or as early as age 55 if the participant had 15 years of service at the time the plan was frozen, is equal to the participant’s account balance, which increases with interest credits over time. At retirement, the employee generally receives the balance in the account as a lump sum. The funding policy of the Company is to contribute annually an amount which equals or exceeds the minimum required by applicable law. On December 31, 2001, the plan was frozen such that no new participants were allowed to enter the plan and existing participants were no longer eligible to earn service credits.

As a result of increased lump-sum distributions from the retirement plan during 2015 and 2013, a net settlement loss of $2.4 million and $1.9 million was recognized in 2015 and 2013, respectively. The settlement loss for 2015 has been classified as corporate operating expenses in the accompanying consolidated statement of operations for 2015. Approximately $0.7 million of the net settlement loss during 2013 related to lump-sum distributions to former employees affected by the REIT conversion and has been classified as REIT conversion costs. Approximately $1.2 million of the net settlement loss during 2013 related to lump-sum distributions to former employees not affected by the REIT conversion and has been classified as corporate operating expenses.

The following table sets forth the funded status at December 31 (amounts in thousands):

	2015	2014
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$94,113	$80,901
Interest cost	3,423	3,577
Actuarial (gain) loss	(3,377)	14,458
Benefits paid	(6,923)	(4,823)

Benefit obligation at end of year	87,236	94,113

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	75,260	74,976
Actual return (loss) on plan assets	(2,898)	3,238
Employer contributions	—	1,869
Benefits paid	(6,923)	(4,823)

Fair value of plan assets at end of year	65,439	75,260

Funded status and accrued pension cost	$(21,797)	$(18,853)

Net periodic pension (income) expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2015	2014	2013
Interest cost	$3,423	$3,577	$3,376
Expected return on plan assets	(4,627)	(5,597)	(5,197)
Recognized net actuarial loss	917	470	839
Net settlement loss	2,356	—	1,878

Total net periodic pension (income) expense	$2,069	$(1,550)	$896

Assumptions

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2015	2014	2013
Discount rate	3.90%	3.66%	4.49%
Rate of compensation increase	N/A	N/A	N/A
Measurement date	12/31/2015	12/31/2014	12/31/2013

The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2015	2014	2013
Discount rate	3.77%	4.49%	3.85%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.50%	7.50%	7.50%
Measurement date	12/31/2015	12/31/2014	12/31/2013

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

The allocation of the defined benefit pension plan’s assets as of the respective measurement date for each year, by asset class, are as follows (amounts in thousands):

Asset Class	2015	2014
Cash	$983	$19,009
Equity securities
U.S. Large Cap (a)	20,308	15,328
U.S. Mid Cap (a)	6,800	5,495
International (b)	9,276	4,929
Core fixed income (c)	23,537	22,834
High-yield fixed income (d)	4,535	7,665

Total	$65,439	$75,260

(a)	Consists of actively-managed domestic equity mutual funds. Underlying holdings are diversified by sector and industry.
(b)	Consists of an actively-managed international equity mutual fund. Underlying holdings are diversified by country, sector and industry. The fund may invest a portion of its assets in emerging markets, which entails additional risk.
(c)	Consists of actively-managed fixed income mutual funds. The fund predominantly invests in investment-grade bonds of U.S. issuers from diverse sectors and industries. The fund also invests in government-backed debt. The fund can invest a portion of its assets in below-investment grade debt and non-U.S. debt, which entails additional risk.
(d)	Consists of actively-managed high-yield fixed income mutual funds. The funds invest in investment grade and below-investment grade bonds, with a focus on below-investment grade bonds of U.S. issuers. Underlying holdings are diversified by sector and industry. The funds can invest a portion of its assets in the debt of non-U.S. issuers, which entails additional risk.

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

Expected Contributions and Benefit Payments

The Company does not expect to be required to contribute to its defined benefit pension plan in 2016. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2016	$3,597
2017	3,897
2018	4,694
2019	5,607
2020	5,018
2021 - 2025	28,931

Other Information

The Company also maintains non-qualified retirement plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2015, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $15.1 million.

The Company’s accrued cost related to its qualified and non-qualified retirement plans of $36.9 million and $35.1 million at December 31, 2015 and 2014, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The (increase) decrease in the deferred net loss related to the Company’s retirement plans during 2015, 2014 and 2013 resulted in a (decrease) increase in equity of $0.1 million, $(16.1) million and $14.7 million, respectively, net of taxes of $(0.1) million, $2.6 million and $7.1 million, respectively. Each of these adjustments to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.

The net (gain) loss recognized in other comprehensive income for the years ended December 31, 2015 and 2014 was $(0.2) million and $18.7 million, respectively. Included in accumulated other comprehensive loss at December 31, 2015 and 2014 are unrecognized actuarial losses of $44.2 million and $44.4 million ($31.7 million and $31.8 million net of tax), respectively, that have not yet been recognized in net periodic pension expense. Net losses are amortized into net periodic pension expense based on a corridor approach based on the life expectancy of plan participants expected to receive benefits. The estimated actuarial loss for the retirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net periodic pension expense over the next fiscal year is $1.2 million.

8. Postretirement Benefits Other than Pensions

The Company sponsors an unfunded defined benefit postretirement health care plan for certain employees and contributes toward the cost of health insurance benefits. In order to be eligible for these postretirement benefits, an employee must retire after attainment of age 55 and completion of 15 years of service, or attainment of age 65 and completion of 10 years of service. The Company’s Benefits Trust Committee determines retiree premiums.

The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2015	2014
Benefit obligation at beginning of year	$6,692	$5,848
Interest cost	127	221
Actuarial (gain) loss	(2,836)	939
Benefits paid	(424)	(316)

Benefit obligation at end of year	$3,559	$6,692

Net postretirement benefit income reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2015	2014	2013
Interest cost	$127	$221	$194
Amortization of net actuarial loss	255	445	477
Amortization of prior service credit	(1,314)	(1,314)	(1,331)

Net postretirement benefit income	$(932)	$(648)	$(660)

The assumptions used to determine the benefit obligation at December 31 are as follows:

	2015	2014	2013
Discount rate	3.57%	3.32%	3.94%
Measurement date	12/31/2015	12/31/2014	12/31/2013

The weighted-average assumptions used to determine the net postretirement benefit expense for years ended December 31 are as follows:

	2015	2014	2013
Discount rate	3.32%	3.94%	3.08%
Measurement date	12/31/2015	12/31/2014	12/31/2013

The Company expects to contribute $0.4 million to the plan in 2016. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2016	$368
2017	353
2018	330
2019	316
2020	296
2021-2025	1,218

The net gain, amortization of net loss, and amortization of prior service credit recognized in other comprehensive income for 2015 was $2.8 million, $0.3 million, and $1.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2015 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $3.7 million ($2.3 million net of tax) and unrecognized prior service credits of $15.1 million ($9.2 million net of tax). The net loss, amortization of net loss, and amortization of prior service credit recognized in other comprehensive income for 2014 was $0.9 million, $0.4 million, and $1.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2014 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $6.8 million ($4.1 million net of tax) and unrecognized prior service credits of $16.4 million ($9.9 million net of tax). The net loss, amortization of net loss, and amortization of prior service credit recognized in other comprehensive income for 2013 was $0.3 million, $0.5 million, and $1.3 million, respectively.

The Company amended the plans effective December 31, 2001 such that only retirees currently receiving benefits under the plans and active employees whose age plus years of service total at least 60 and who have at least 10 years of service as of December 31, 2001 remain eligible.

9. Stockholders’ Equity

Stock Repurchase Authorization

On August 20, 2015, the Company announced that its board of directors authorized a share repurchase program for up to $100 million of the Company’s common stock using cash on hand and borrowings under its revolving credit line. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The authorization extends until December 31, 2016. The timing, prices, and sizes of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock. No repurchases were made by the Company under this authorization during 2015.

Previous Stock Repurchase

In May 2013, the Company completed its repurchases under a previously authorized repurchase program by repurchasing approximately 2.3 million shares of its common stock for an aggregate purchase price of approximately $100.0 million, which the Company funded using cash on hand and borrowings under the revolving credit line of the Company’s credit facility. The repurchased stock was cancelled by the Company and has been reflected as a reduction of retained earnings in the accompanying consolidated financial statements.

Dividends

During 2015, the Company’s board of directors declared quarterly dividends totaling $2.70 per share of common stock for the full year, or an aggregate of $138.4 million in cash.

During 2014, the Company’s board of directors declared quarterly dividends totaling $2.20 per share of common stock for the full year, or an aggregate of $112.0 million in cash.

During 2013, the Company’s board of directors declared quarterly dividends totaling $2.00 per share of common stock for the full year, or an aggregate of $101.7 million in cash.

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

Accumulated Other Comprehensive Loss

The Company’s balance in accumulated other comprehensive loss is composed of amounts related to the Company’s minimum pension liability. Changes in accumulated other comprehensive loss consisted of the following (amounts in thousands):

Balance, December 31, 2012	$(24,603)
Unrealized gains arising during period	23,172
Amounts reclassified from accumulated other comprehensive loss	204
Income tax expense	(7,892)

Net other comprehensive income	15,484

Balance, December 31, 2013	$(9,119)

Unrealized losses arising during period	(20,231)
Amounts reclassified from accumulated other comprehensive income	(235)
Income tax benefit	3,254

Net other comprehensive loss	(17,212)

Balance, December 31, 2014	$(26,331)

Unrealized gains arising during period	1,920
Amounts reclassified from accumulated other comprehensive loss	88
Income tax expense	(724)

Net other comprehensive loss	1,284

Balance, December 31, 2015	$(25,047)

Amounts reclassified from accumulated comprehensive (income) loss related to the Company’s minimum pension liability are presented in the accompanying consolidated statements of operations as follows (amounts in thousands):

	2015	2014	2013
Other hotel expenses	$(209)	$(309)	$(119)
Entertainment operating expenses	11	(24)	21
Corporate operating expenses	286	98	302

	$88	$(235)	$204

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

The benefit for income taxes for continuing operations consists of the following (amounts in thousands):

	2015	2014	2013
CURRENT:
Federal	$(763)	$(2,071)	$4,528
State	(1,229)	(2,339)	(1,396)

Total current (provision) benefit	(1,992)	(4,410)	3,132

DEFERRED:
Federal	8,866	2,588	84,918
State	(248)	3,289	4,612
Effect of federal tax law change	5,229	—	—

Total deferred benefit	13,847	5,877	89,530

Total benefit for income taxes	$11,855	$1,467	$92,662

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was passed. The PATH Act made permanent several key tax provisions including lowering the recognition period related to built-in gains from ten years to five years. As a result, the Company recorded a one-time, non-cash tax benefit of $5.2 million during the fourth quarter of 2015 to reflect this change.

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

	2015	2014	2013
Ordinary income	$2.50	$2.30	$1.39
Capital gains	0.23	0.17	0.02
Return of capital	—	—	0.09

	$2.73	$2.47	$1.50

The differences between the income tax provision calculated at the statutory U.S. federal income tax rate of 35% and the actual income tax benefit recorded for continuing operations are as follows (amounts in thousands):

	2015	2014	2013
Statutory federal income tax provision	$(34,774)	$(43,750)	$(9,035)
Adjustment for nontaxable income of the REIT	34,904	44,701	32,642
State taxes (net of federal tax benefit and change in valuation allowance)	(1,477)	950	3,216
Permanent items	(165)	(160)	1,092
Federal tax credits	—	112	—
Federal valuation allowance	8,271	(853)	(3,509)
Unrecognized tax benefits	—	—	6,261
REIT conversion	—	—	62,063
Effect of federal tax law change	5,229	—	—
Other	(133)	467	(68)

	$11,855	$1,467	$92,662

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

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2015	2014
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$21,174	$22,023
Defined benefit plan	8,389	7,285
Deferred management rights proceeds	70,483	70,887
Federal and State net operating loss carryforwards	44,932	47,156
Tax credits and other carryforwards	569	1,016
Other assets	7,917	7,953

Total deferred tax assets	153,464	156,320
Valuation allowance	(88,309)	(98,445)

Total deferred tax assets, net of valuation allowance	65,155	57,875

DEFERRED TAX LIABILITIES:
Property and equipment, net	63,289	68,047
Goodwill and other intangibles	1,236	1,727
Other liabilities	1,793	2,385

Total deferred tax liabilities	66,318	72,159

Net deferred tax liabilities	$1,163	$14,284

Federal net operating loss carryforwards at December 31, 2015 totaled $63.4 million, resulting in a deferred tax benefit of $22.2 million, which will begin to expire in 2032. Charitable contribution carryforwards at December 31, 2015 totaled $1.8 million, resulting in a deferred tax benefit of $0.5 million, which will begin to expire in 2016. The use of certain federal net operating losses, credits and other deferred tax assets are limited to the Company’s future taxable earnings. As a result, a valuation allowance has been provided for certain federal deferred tax assets. The valuation allowance related to federal deferred tax assets increased (decreased) $(8.3) million, $4.3 million and $60.3 million in 2015, 2014 and 2013, respectively. The 2013 increase in the valuation allowance includes the revaluation of the deferred tax assets of the TRSs due to the REIT conversion. State net operating loss carryforwards at December 31, 2015 totaled $439.2 million, resulting in a deferred tax benefit of $22.7 million, which will expire between 2016 and 2035. The use of certain state net operating losses, credits and other state deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The valuation allowance related to state deferred tax assets increased (decreased) $(1.8) million, $(3.5) million and $19.0 million in 2015, 2014 and 2013, respectively. Management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

The Company has concluded IRS examinations through the 2010 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2011. However, the Company has net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company is routinely subject to other various jurisdictional income tax audits; however, there are no outstanding state or local audits at December 31, 2015.

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

At December 31, 2015 and 2014, the Company had no unrecognized tax benefits. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) for 2013 is as follows:

2013
Unrecognized tax benefits - January 1, 2013	$13,162
Reductions due to settlements with taxing authorities	(12,327)
Reductions due to expiration of certain statute of limitations	(835)

Unrecognized tax benefits - December 31, 2013	$—

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $(2.2) million of interest and no penalties related to uncertain tax positions in the accompanying consolidated statement of operations for 2013. At December 31, 2015 and 2014, the Company has accrued no interest or penalties related to uncertain tax positions.

11. Commitments and Contingencies

Capital Leases

In the accompanying consolidated balance sheets, the following amounts of assets under capitalized lease agreements are included as shown and the related obligations are included in debt (amounts in thousands):

	2015	2014
Property and equipment	$4,367	$4,367
Prepaid expenses and other assets	130	130
Accumulated depreciation	(2,872)	(2,584)

Net assets under capital leases	$1,625	$1,913

Operating Leases

Rental expense for operating leases was $12.3 million, $14.7 million, and $14.1 million for 2015, 2014 and 2013, respectively.

The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires the Company to make annual base lease payments, which were approximately $3.9 million in 2015. The lease agreement provides for an annual 3% escalation of base rent. The terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual base lease expense of approximately $9.4 million for 2015, 2014, and 2013. This rent included approximately $5.4 million, $5.5 million, and $5.6 million of non-cash expenses during 2015, 2014, and 2013, respectively. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rental expense based upon net revenues associated with the Gaylord Palms operations. The Company recorded $2.0 million, $2.0 million, and $1.9 million of contingent rental expense related to the Gaylord Palms in 2015, 2014, and 2013, respectively.

Future minimum cash lease commitments under all non-cancelable leases in effect at December 31, 2015 are as follows (amounts in thousands):

	Capital	Operating
	Leases	Leases
2016	$46	$4,716
2017	46	4,279
2018	46	4,348
2019	46	4,478
2020	46	4,613
Years thereafter	796	600,289

Total minimum lease payments	1,026	$622,723

Less amount representing interest	(348)

Total present value of minimum payments	678
Less current portion of obligations	(19)

Long-term obligations	$659

Other Commitments and Contingencies

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

At December 31, 2015 and 2014, the Company held certain assets, and at December 31, 2014, the Company held certain liabilities, that are required to be measured at fair value on a recurring basis. These included investments held in connection with the Company’s non-qualified contributory deferred compensation plan and liabilities associated with the outstanding common stock warrants associated with the Convertible Notes discussed in Note 5.

The investments held by the Company in connection with its deferred compensation plan consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.

As discussed in Note 5, in the first quarter of 2015, the Company cash settled 4.7 million common stock warrants associated with its Convertible Notes, which have been classified as a derivative liability in the accompanying consolidated balance sheet as of December 31, 2014. The Company determined the fair value of these warrants based on the Company’s closing stock price at December 31, 2014 and a pricing grid provided by the counterparties to the warrants that was based on observable inputs. Therefore, the Company has categorized this liability as Level 2.

The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of instruments it holds.

The Company had no liabilities required to be measured at fair value at December 31, 2015. The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, were as follows (in thousands):

	December 31, 2015	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$19,289	$19,289	$—	$—

Total assets measured at fair value	$19,289	$19,289	$—	$—

	December 31, 2014	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$19,712	$19,712	$—	$—

Total assets measured at fair value	$19,712	$19,712	$—	$—

Warrant liability	$134,477	$—	$134,477	$—

Total liabilities measured at fair value	$134,477	$—	$134,477	$—

The remainder of the assets and liabilities held by the Company at December 31, 2015 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 4, in connection with the development of Gaylord National, the Company received a series A Bond and a Series B Bond from Prince George’s County, Maryland which had aggregate carrying values of $84.9 million and $67.6 million, respectively, as of December 31, 2015. The fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximates carrying value as of December 31, 2015. The fair value of the Series B Bond, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the note, which the Company considers as Level 3, was approximately $59 million as of December 31, 2015. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired as of December 31, 2015.

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

	2015	2014	2013
REVENUES:
Hospitality	$994,603	$954,166	$878,509
Entertainment (previously Opry and Attractions)	97,521	86,825	76,053
Corporate and Other	—	—	—

Total revenues	$1,092,124	$1,040,991	$954,562

DEPRECIATION AND AMORTIZATION:
Hospitality	$105,876	$103,422	$103,147
Entertainment (previously Opry and Attractions)	5,747	5,258	5,368
Corporate and Other	2,760	3,598	8,013

Total depreciation and amortization	$114,383	$112,278	$116,528

OPERATING INCOME (LOSS):
Hospitality	$189,434	$162,535	$121,556
Entertainment (previously Opry and Attractions)	24,411	21,752	14,157
Corporate and Other	(31,674)	(31,171)	(34,305)
REIT conversion costs	—	—	(22,190)
Casualty loss	—	—	(54)
Preopening costs	(909)	(11)	—
Impairment and other charges	(19,200)	—	(2,976)

Total operating income	162,062	153,105	76,188
Interest expense, net of amounts capitalized	(63,901)	(61,447)	(60,916)
Interest income	12,384	12,075	12,267
Loss on extinguishment of debt	—	(2,148)	(4,181)
Other gains and (losses)	(10,889)	23,400	2,332

Income before income taxes	$99,656	$124,985	$25,690

	December 31, 2015	December 31, 2014
IDENTIFIABLE ASSETS:
Hospitality	$2,141,675	$2,207,043
Entertainment (previously Opry and Attractions)	90,167	80,127
Corporate and Other	99,592	104,330

Total identifiable assets	$2,331,434	$2,391,500

The following table represents the capital expenditures by segment for the years ended December 31 (amounts in thousands):

	2015	2014	2013
CAPITAL EXPENDITURES:
Hospitality	$65,651	$46,440	$32,266
Entertainment (previously Opry and Attractions)	13,477	4,760	2,688
Corporate and other	687	7,177	2,005

Total capital expenditures	$79,815	$58,377	$36,959

14. Quarterly Financial Information (Unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended December 31, 2015 and 2014 (amounts in thousands, except per share data).

The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$253,148	$274,036	$252,820	$312,120
Depreciation and amortization	28,570	28,399	28,498	28,916
Operating income	35,890	57,015	32,768	36,389
Income before income taxes	4,853	42,255	22,079	30,469
(Provision) benefit for income taxes	(321)	(866)	4,612	8,430
Net income	4,532	41,389	26,691	38,899
Net income available to common stockholders	4,532	41,389	26,691	38,899
Net income per share	0.09	0.81	0.52	0.76
Net income per share — assuming dilution	0.09	0.80	0.52	0.75

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$246,451	$257,913	$245,015	$291,612
Depreciation and amortization	28,003	28,232	28,033	28,010
Operating income	32,797	47,486	29,083	43,739
Income before income taxes	20,169	28,567	14,667	61,582
(Provision) benefit for income taxes	484	(576)	463	1,096
Net income	20,653	27,991	15,130	62,678
Net income available to common stockholders	20,653	23,039	15,130	62,213
Net income per share	0.41	0.45	0.30	1.22
Net income per share - assuming dilution	0.32	0.38	0.25	1.21

During the first quarter of 2015, the Company cash settled the remaining outstanding common stock warrants as described in Note 5. The change in the fair value of the derivative liability from December 31, 2014 through the settlement date was a loss of $20.2 million, which is included in other gains and losses, net in the accompanying consolidated statement of operations.

During the fourth quarter of 2015, the Company incurred an impairment charge of $16.3 million associated with a previously contemplated expansion at Gaylord Texan, as described in Note 1, which is included in impairment and other charges in the accompanying consolidated statement of operations.

During the fourth quarter of 2015, the Company recognized a $6.9 million gain associated with the reimbursement of costs that were previously incurred related to a proposed development in Aurora, Colorado. These costs were impaired in 2012 as part of the Company’s strategic shift away from long-term development, but were reimbursed in 2015 by the current developer.

During the second quarter of 2014, the Company entered into agreements with its note hedge counterparties to proportionately reduce the number of Purchased Options and the warrants. In addition, the Company modified the agreements with two of the note hedge counterparties to cash settle a portion of the warrants as described in Note 5. Each of these agreements were considered modifications to Purchased Options and warrants (as applicable), and based on the agreements, the Company recognized a charge of $5.0 million, which is recorded as an increase to accumulated deficit and derivative liabilities in the accompanying consolidated financial statements. This charge also represents a deduction from net income in calculating net income available to common stockholders and earnings per share available to common stockholders.

During the fourth quarter of 2014, the Company sold to an affiliate of the Peterson Companies all of its rights in a letter of intent to which it was a party with the Peterson Companies, which entitled the Company to a portion of such party’s economic interest in the income from the land underlying the new MGM casino project at National Harbor. The Company will receive $26.1 million over three years in exchange for its contractual rights, which is included in other gains and losses, net in the accompanying consolidated statement of operations for 2014.

15. Information Concerning Guarantor and Non-Guarantor Subsidiaries

The $350 Million 5% Senior Notes and the $400 Million 5% Senior Notes were each issued by the Operating Partnership and Finco and are guaranteed on a senior unsecured basis by the Company, each of the Company’s four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which guarantees the Operating Partnership’s Credit Facility (such subsidiary guarantors, together with the Company, the “Guarantors”). The subsidiary Guarantors are 100% owned, and the guarantees are full and unconditional and joint and several. Not all of the Company’s subsidiaries have guaranteed the $350 Million 5% Senior Notes and the $400 Million 5% Senior Notes.

The following condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$6,869	$—	$1,622,674	$353,273	$—	$1,982,816
Cash and cash equivalents - unrestricted	23	1,578	158	54,532	—	56,291
Cash and cash equivalents - restricted	—	—	—	22,355	—	22,355
Notes receivable	—	—	—	152,560	—	152,560
Trade receivables, less allowance	—	—	—	55,033	—	55,033
Prepaid expenses and other assets	7,111	—	116,218	57,264	(118,214)	62,379
Intercompany receivables, net	—	—	1,284,587	—	(1,284,587)	—
Investments	976,809	2,795,064	531,628	697,381	(5,000,882)	—

Total assets	$990,812	$2,796,642	$3,555,265	$1,392,398	$(6,403,683)	$2,331,434

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,431,032	$—	$678	$—	$1,431,710
Accounts payable and accrued liabilities	103	8,153	1,390	262,234	(118,497)	153,383
Deferred income tax liabilities, net	1,609	—	599	(1,045)	—	1,163
Deferred management rights proceeds	—	—	—	183,119	—	183,119
Dividends payable	36,868	—	—	—	—	36,868
Other liabilities	—	—	84,746	60,600	283	145,629
Intercompany payables, net	572,670	506,341	—	205,576	(1,284,587)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	513	1	1	2,387	(2,389)	513
Additional paid-in-capital	887,501	996,425	2,812,431	1,213,324	(5,022,180)	887,501
Treasury stock	(10,001)	—	—	—	—	(10,001)
Accumulated deficit	(473,404)	(145,310)	656,098	(509,428)	(1,360)	(473,404)
Accumulated other comprehensive loss	(25,047)	—	—	(25,047)	25,047	(25,047)

Total stockholders’ equity	379,562	851,116	3,468,530	681,236	(5,000,882)	379,562

Total liabilities and stockholders’ equity	$990,812	$2,796,642	$3,555,265	$1,392,398	$(6,403,683)	$2,331,434

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$6,574	$—	$1,691,996	$337,691	$—	$2,036,261
Cash and cash equivalents - unrestricted	392	1,001	36	74,979	—	76,408
Cash and cash equivalents - restricted	—	—	—	17,410	—	17,410
Notes receivable	—	—	—	149,612	—	149,612
Trade receivables, less allowance	—	—	—	45,188	—	45,188
Prepaid expenses and other assets	16,908	33	75,335	50,713	(76,368)	66,621
Intercompany receivables, net	—	219,772	1,073,805	—	(1,293,577)	—
Investments	1,587,425	2,767,163	526,645	695,896	(5,577,129)	—

Total assets	$1,611,299	$2,987,969	$3,367,817	$1,371,489	$(6,947,074)	$2,391,500

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,318,854	$—	$1,055	$—	$1,319,909
Accounts payable and accrued liabilities	36	7,248	216	235,999	(76,651)	166,848
Deferred income tax liabilities, net	7,258	—	616	6,410	—	14,284
Deferred management rights proceeds	—	—	—	183,423	—	183,423
Dividends payable	29,133	—	—	—	—	29,133
Derivative liabilities	134,477	—	—	—	—	134,477
Other liabilities	—	—	79,382	62,354	283	142,019
Intercompany payables, net	1,038,988	—	—	254,589	(1,293,577)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	510	1	1	2,387	(2,389)	510
Additional paid-in-capital	882,193	1,741,705	2,803,719	1,183,941	(5,729,365)	882,193
Treasury stock	(8,002)	—	—	—	—	(8,002)
Accumulated deficit	(446,963)	(79,839)	483,883	(532,338)	128,294	(446,963)
Accumulated other comprehensive loss	(26,331)	—	—	(26,331)	26,331	(26,331)

Total stockholders’ equity	401,407	1,661,867	3,287,603	627,659	(5,577,129)	401,407

Total liabilities and stockholders’ equity	$1,611,299	$2,987,969	$3,367,817	$1,371,489	$(6,947,074)	$2,391,500

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$404,457	$—	$404,457
Food and beverage	—	—	—	461,157	—	461,157
Other hotel revenue	—	—	298,698	145,817	(315,526)	128,989
Entertainment (previously Opry and Attractions)	261	—	—	98,228	(968)	97,521

Total revenues	261	—	298,698	1,109,659	(316,494)	1,092,124
Operating expenses:
Rooms	—	—	—	110,067	—	110,067
Food and beverage	—	—	—	261,580	—	261,580
Other hotel expenses	—	—	43,388	568,830	(299,229)	312,989
Management fees	—	—	—	14,657	—	14,657

Total hotel operating expenses	—	—	43,388	955,134	(299,229)	699,293
Entertainment (previously Opry and Attractions)	—	—	—	67,366	(3)	67,363
Corporate	328	1,433	2	27,151	—	28,914
Corporate overhead allocation	9,682	—	7,580	—	(17,262)	—
Preopening costs	—	—	—	909	—	909
Impairment and other charges	—	—	16,310	2,890	—	19,200
Depreciation and amortization	127	—	58,998	55,258	—	114,383

Total operating expenses	10,137	1,433	126,278	1,108,708	(316,494)	930,062

Operating income (loss)	(9,876)	(1,433)	172,420	951	—	162,062

Interest expense, net of amounts capitalized	—	(64,038)	17	120	—	(63,901)
Interest income	—	—	—	12,384	—	12,384
Other gains and (losses), net	(13,346)	—	—	2,457	—	(10,889)

Income (loss) before income taxes	(23,222)	(65,471)	172,437	15,912	—	99,656
(Provision) benefit for income taxes	5,080	—	(222)	6,997	—	11,855
Equity in subsidiaries’ earnings, net	129,653	—	—	—	(129,653)	—

Net income (loss)	$111,511	$(65,471)	$172,215	$22,909	$(129,653)	$111,511

Comprehensive income (loss)	$112,795	$(65,471)	$172,215	$24,193	$(130,937)	$112,795

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$384,185	$—	$384,185
Food and beverage	—	—	—	437,673	—	437,673
Other hotel revenue	—	—	286,816	151,005	(305,513)	132,308
Entertainment (previously Opry and Attractions)	331	—	—	87,433	(939)	86,825

Total revenues	331	—	286,816	1,060,296	(306,452)	1,040,991
Operating expenses:
Rooms	—	—	—	111,864	—	111,864
Food and beverage	—	—	—	248,358	—	248,358
Other hotel expenses	—	—	44,160	555,131	(287,455)	311,836
Management fees	—	—	—	16,151	—	16,151

Total hotel operating expenses	—	—	44,160	931,504	(287,455)	688,209
Entertainment (previously Opry and Attractions)	—	—	—	59,747	68	59,815
Corporate	97	1,189	2	26,285	—	27,573
Corporate overhead allocation	10,561	—	8,504	—	(19,065)	—
Preopening costs	—	—	—	11	—	11
Depreciation and amortization	84	—	59,420	52,774	—	112,278

Total operating expenses	10,742	1,189	112,086	1,070,321	(306,452)	887,886

Operating income (loss)	(10,411)	(1,189)	174,730	(10,025)	—	153,105

Interest expense, net of amounts capitalized	(16,918)	(44,555)	—	26	—	(61,447)
Interest income	—	—	—	12,075	—	12,075
Loss on extinguishment of debt	(2,148)	—	—	—	—	(2,148)
Other gains and (losses), net	21,892	—	—	1,508	—	23,400

Income (loss) before income taxes	(7,585)	(45,744)	174,730	3,584	—	124,985
(Provision) benefit for income taxes	(2,526)	(2)	(210)	4,205	—	1,467
Equity in subsidiaries’ earnings, net	136,563	—	—	—	(136,563)	—

Net income (loss)	$126,452	$(45,746)	$174,520	$7,789	$(136,563)	$126,452

Comprehensive income (loss)	$109,240	$(45,746)	$174,520	$(9,423)	$(119,351)	$109,240

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$357,313	$—	$357,313
Food and beverage	—	—	—	403,725	—	403,725
Other hotel revenue	—	—	266,971	131,417	(280,917)	117,471
Entertainment (previously Opry and Attractions)	—	—	—	76,805	(752)	76,053

Total revenues	—	—	266,971	969,260	(281,669)	954,562
Operating expenses:
Rooms	—	—	—	103,171	—	103,171
Food and beverage	—	—	—	237,153	—	237,153
Other hotel expenses	—	—	44,589	521,611	(267,370)	298,830
Management fees	—	—	—	14,652	—	14,652

Total hotel operating expenses	—	—	44,589	876,587	(267,370)	653,806
Entertainment (previously Opry and Attractions)	—	—	—	56,662	(134)	56,528
Corporate	12	1,751	—	24,529	—	26,292
Corporate overhead allocation	8,766	—	5,399	—	(14,165)	—
REIT conversion costs	—	—	—	22,190	—	22,190
Casualty loss	—	—	—	54	—	54
Impairment and other charges	—	—	2,537	439	—	2,976
Depreciation and amortization	—	—	59,539	56,989	—	116,528

Total operating expenses	8,778	1,751	112,064	1,037,450	(281,669)	878,374

Operating income (loss)	(8,778)	(1,751)	154,907	(68,190)	—	76,188

Interest expense, net of amounts capitalized	(28,775)	(32,092)	—	(49)	—	(60,916)
Interest income	—	—	—	12,267	—	12,267
Loss on extinguishment of debt	(4,181)	—	—	—	—	(4,181)
Other gains and (losses), net	—	—	—	2,332	—	2,332

Income (loss) before income taxes	(41,734)	(33,843)	154,907	(53,640)	—	25,690
(Provision) benefit for income taxes	1,902	2,695	132,521	(44,456)	—	92,662
Equity in subsidiaries’ earnings, net	158,184	—	—	—	(158,184)	—

Net income (loss)	$118,352	$(31,148)	$287,428	$(98,096)	$(158,184)	$118,352

Comprehensive income (loss)	$133,836	$(31,148)	$287,428	$(82,612)	$(173,668)	$133,836

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$274,262	$(104,168)	$5,794	$58,474	$—	$234,362

Purchases of property and equipment	(422)	—	(5,672)	(73,721)	—	(79,815)
Proceeds from sale of Peterson LOI	10,000	—	—	—	—	10,000
Increase in restricted cash and cash equivalents	—	—	—	(4,945)	—	(4,945)
Other investing activities	—	—	—	123	—	123

Net cash provided by (used in) investing activities	9,578	—	(5,672)	(78,543)	—	(74,637)

Net repayments under credit facility	—	(280,100)	—	—	—	(280,100)
Repayments under term loan B	—	(4,000)	—	—	—	(4,000)
Issuance of senior notes	—	400,000	—	—	—	400,000
Repurchase of common stock warrants	(154,681)	—	—	—	—	(154,681)
Deferred financing costs paid	—	(11,155)	—	—	—	(11,155)
Payment of dividend	(131,305)	—	—	—	—	(131,305)
Proceeds from exercise of stock option and purchase plans	1,777	—	—	—	—	1,777
Other financing activities, net	—	—	—	(378)	—	(378)

Net cash provided by (used in) financing activities	(284,209)	104,745	—	(378)	—	(179,842)

Net change in cash and cash equivalents	(369)	577	122	(20,447)	—	(20,117)
Cash and cash equivalents at beginning of period	392	1,001	36	74,979	—	76,408

Cash and cash equivalents at end of period	$23	$1,578	$158	$54,532	$—	$56,291

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$636,386	$(466,285)	$(24)	$76,927	$—	$247,004

Purchases of property and equipment	(6,659)	—	60	(51,778)	—	(58,377)
Purchase of AC Hotel	—	—	—	(21,206)	—	(21,206)
Proceeds from sale of Peterson LOI	9,350	—	—	—	—	9,350
Decrease in restricted cash and cash equivalents	—	—	—	2,759	—	2,759
Other investing activities	—	—	—	8,012	—	8,012

Net cash provided by (used in) investing activities	2,691	—	60	(62,213)	—	(59,462)

Net borrowings under credit facility	—	77,000	—	—	—	77,000
Net borrowing under term loan B	—	398,000	—	—	—	398,000
Repurchase and conversion of convertible notes	(358,710)	—	—	—	—	(358,710)
Repurchase of common stock warrants	(177,423)	—	—	—	—	(177,423)
Deferred financing costs paid	—	(8,428)	—	—	—	(8,428)
Payment of dividend	(109,414)	—	—	—	—	(109,414)
Proceeds from exercise of stock option and purchase plans	6,862	—	—	—	—	6,862
Other financing activities, net	—	—	—	(600)	—	(600)

Net cash provided by (used in) financing activities	(638,685)	466,572	—	(600)	—	(172,713)

Net change in cash and cash equivalents	392	287	36	14,114	—	14,829
Cash and cash equivalents at beginning of period	—	714	—	60,865	—	61,579

Cash and cash equivalents at end of period	$392	$1,001	$36	$74,979	$—	$76,408

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2013

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$422,624	$(298,048)	$(2,164)	$15,287	$—	$137,699

Purchases of property and equipment	—	—	2,759	(39,718)	—	(36,959)
Increase in restricted cash and cash equivalents	—	—	—	(13,959)	—	(13,959)
Other investing activities	—	—	—	2,177	—	2,177

Net cash provided by (used in) investing activities	—	—	2,759	(51,500)	—	(48,741)

Net repayments under credit facility	—	(35,500)	—	—	—	(35,500)
Issuance of senior notes	—	350,000	—	—	—	350,000
Early redemption of senior notes	(152,180)	—	—	—	—	(152,180)
Repurchase and conversion of convertible notes	(99,222)	—	—	—	—	(99,222)
Deferred financing costs paid	—	(15,738)	—	—	—	(15,738)
Repurchase of Company stock for retirement	(100,028)	—	—	—	—	(100,028)
Payment of dividend	(76,424)	—	—	—	—	(76,424)
Proceeds from exercise of stock option and purchase plans	5,223	—	—	—	—	5,223
Other financing activities, net	7	—	—	(687)	—	(680)

Net cash provided by (used in) financing activities	(422,624)	298,762	—	(687)	—	(124,549)

Net change in cash and cash equivalents	—	714	595	(36,900)	—	(35,591)
Cash and cash equivalents at beginning of period	—	—	(595)	97,765	—	97,170

Cash and cash equivalents at end of period	$—	$714	$—	$60,865	$—	$61,579

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(Amounts in thousands)

		Initital Cost to Company			Gross Amount at End of Year
	Encmbr	Land	Bldgs & Impr	Costs Capitalized Subs to Acq	Land	Bldgs & Impr	Total (2)	Acc Depr	Date Acq/ Constr	Depr Life (yrs)
Gaylord Opryland	(1)	$9,817	$77,125	$543,435	$47,961	$582,416	$630,377	$301,695	1983	20-40
Gaylord Palms	(1)	21,564	314,661	42,867	29,938	349,154	379,092	132,480	2002	20-40
Gaylord Texan	(1)	21,235	388,030	75,930	44,095	441,100	485,195	132,166	2004	20-40
Gaylord National	(1)	43,212	840,261	16,909	46,651	853,731	900,382	164,817	2008	20-40
Inn at Opryland	—	2,675	7,248	12,707	2,920	19,710	22,630	7,259	1998	20-40
AC Hotel	—	9,079	17,340	3,607	9,089	20,937	30,026	542	2014	20-40
Miscellaneous	—	21,290	16,250	25,337	40,016	22,861	62,877	15,902	N/A	20-40

	—	$128,872	$1,660,915	$720,792	$220,670	$2,289,909	$2,510,579	$754,861

	2015	2014	2013
Investment in real estate:
Balance at beginning of year	$2,488,361	$2,436,266	$2,429,282
Acquisitions	—	33,077	—
Improvements	22,302	19,150	11,806
Disposals	(84)	(132)	(3,406)
Impairments	—	—	(1,416)

Balance at end of year	$2,510,579	$2,488,361	$2,436,266

Accumulated depreciation:
Balance at beginning of year	$691,691	$629,292	$568,681
Depreciation	63,180	62,492	64,095
Disposals	(10)	(93)	(3,484)

Balance at end of year	$754,861	$691,691	$629,292

(1)	Pledged as collateral under the Company’s credit facility. At December 31, 2015, $308.2 million in borrowings and letters of credit were outstanding under such facility.
(2)	The aggregate cost of properties for federal income tax purposes is approximately $2.4 billion at December 31, 2015.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1†	Purchase Agreement, dated May 30, 2012, by and among the Company, Gaylord Hotels, Inc., Marriott Hotel Services, Inc., and Marriott International, Inc. (including the forms of Management Agreement and Pooling Agreement) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 31, 2012 (File No. 1-13079)).

2.2	Agreement and Plan of Merger by and between Gaylord Entertainment Company and the Company dated as of July 27, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 22, 2012 relating to the Company’s special meeting of stockholders held on September 25, 2012 (File No. 1-13079)).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012 (File No. 1-13079)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012 (File No. 1-13079)).

4.1	Specimen of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 24, 2012 (File No. 1-13079)).

4.2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.

4.3	Indenture, dated as of April 3, 2013, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.00% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 5, 2013 (File No. 1-13079)).

4.4	Form of 5.00% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 5, 2013 (File No. 1-13079)).

4.5	Registration Rights Agreement, dated as of April 3, 2013, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., the Guarantors (as defined therein) and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, U.S. Bancorp Investments, Inc. and Credit Agricole Securities (USA) Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 5, 2013 (File No. 1-13079)).

4.6	Indenture, dated as of April 14, 2015, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 1-13079)).

4.7	Form of 5.00% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 1-13079)).

4.8	Registration Rights Agreement, dated as of April 14, 2015, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., the Guarantors (as defined therein) and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, U.S. Bankcorp Investments, Inc. and Credit Agricole Securities (USA) Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 1-13079)).

10.1	Fourth Amended and Restated Credit Agreement dated as of April 18, 2013, by and among the Company, as a guarantor, RHP Hotel Properties, LP, as the borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2013 (File No. 1-13079)).

10.2	Amendment No. 1 and Joinder Agreement dated as of June 18, 2014, among Ryman Hospitality Properties, Inc., as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent with respect to $400 million term loan B (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2014).

10.3	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of June 5, 2015, among RHP Hotel Properties, LP, Ryman Hospitality Properties, Inc., the Guarantors (as described therein), the Lenders (as described therein) and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 9, 2015 (File No. 1-13079)).

10.4	Amendment No. 3 to Fourth Amended and Restated Credit Agreement, dated as of June 8, 2015, among RHP Hotel Properties, LP, Ryman Hospitality Properties, Inc., the Guarantors (as described therein), the Lenders (as described therein) and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 9, 2015 (File No. 1-13079)).

10.5	Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).

10.6	Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.7	Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.8	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.9	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.10	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.11	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.12	Repurchase Agreement, dated as of August 6, 2012, by and between TRT Holdings, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 7, 2012 (File No. (1-13079)).

10.13#	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S-1 (File No. 33-42329)).

10.14#	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).

10.15#	Executive Employment Agreement of Colin V. Reed, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.16#	First Amendment to Executive Employment Agreement of Colin V. Reed, dated December 18, 2008, with Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2008 (File No. 1-13079)).

10.17#	Second Amendment to Executive Employment Agreement, dated September 3, 2010, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.18#	Third Amendment to Executive Employment Agreement, dated as of November 5, 2012, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-13079)).

10.19#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.20#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Michael D. Rose (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.21#	Form of Employment Agreement of Mark Fioravanti, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.22#	Form of Amendment No. 1 to Employment Agreement of Mark Fioravanti (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.23#	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.24#	Third Amendment to Executive Employment Agreement dated as of November 5, 2012, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-13079)).

10.25#	Employment Agreement dated as of February 25, 2008 by and between the Company and Bennett Westbrook.

10.26#	Amendment No. 1 to Employment Agreement dated as of September 3, 2010 by and between Bennett Westbrook (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-13079)).

10.27#	Second Amendment to Employment Agreement dated as of November 5, 2012 by and between the Company and Bennett Westbrook (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.28#	Severance Agreement dated as of October 21, 2010 between the Company and Patrick Chaffin (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.29#	Severance Agreement dated as of February 25, 2013 between the Company and Scott Lynn (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.30#	Severance Agreement dated as of February 25, 2013 between the Company and Jennifer Hutcheson (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.31#	Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.32*#	Summary of Director and Executive Officer Compensation.

10.33#	Gaylord Entertainment Company Amended and Restated 2006 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders filed with the SEC on April 1, 2011 (File No. 1-13079)).

10.34#	Form of Restricted Share Award Agreement with respect to restricted stock granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079)).

10.35#	Form of Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079)).

10.36#	Form of Director Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079))

10.37#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079)).

10.38#	Form of Restricted Stock Unit Award Agreement with respect to performance-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2008 (File No. 1-13079)).

10.39#	Form of Restricted Stock Unit Award Agreement with respect to time-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.40#	Form of Restricted Stock Unit Award Agreement with respect to performance-based restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-13079)).

10.41#	Form of 2013 Time-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.42#	Form of 2013 Performance-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.43#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan in lieu of cash retainer fees (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year December 31, 2013 (File No. 1-13079)).

10.44#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan to replace previously deferred cash retainer fees (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Ryman Hospitality Property, Inc.’s Annual Form on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
†	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
#	Management contract or compensatory plan or arrangement.