Form 10-Q
period 2016-03-31
Ryman Hospitality Properties, Inc.
filed 2016-05-05
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2016
Common Stock, par value $.01	50,948,108 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2016

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2016	2015
ASSETS:
Property and equipment, net of accumulated depreciation	$1,967,549	$1,982,816
Cash and cash equivalents - unrestricted	57,150	56,291
Cash and cash equivalents - restricted	29,958	22,355
Notes receivable	152,365	152,560
Trade receivables, less allowance of $977 and $919, respectively	61,307	55,033
Deferred income tax assets, net	344	—
Prepaid expenses and other assets	74,749	62,379

Total assets	$2,343,422	$2,331,434

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,480,921	$1,431,710
Accounts payable and accrued liabilities	152,779	153,383
Dividends payable	38,778	36,868
Deferred management rights proceeds	182,361	183,119
Deferred income tax liabilities, net	—	1,163
Other liabilities	146,288	145,629
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 50,942 and 51,291 shares issued and outstanding, respectively	509	513
Additional paid-in capital	887,155	887,501
Treasury stock of 519 and 511 shares, at cost	(10,359)	(10,001)
Accumulated deficit	(510,008)	(473,404)
Accumulated other comprehensive loss	(25,002)	(25,047)

Total stockholders’ equity	342,295	379,562

Total liabilities and stockholders’ equity	$2,343,422	$2,331,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rooms	$96,969	$94,721
Food and beverage	122,233	118,331
Other hotel revenue	24,989	23,402
Entertainment	17,306	16,694

Total revenues	261,497	253,148

Operating expenses:
Rooms	25,981	26,067
Food and beverage	68,257	65,075
Other hotel expenses	72,688	70,296
Management fees	5,337	3,512

Total hotel operating expenses	172,263	164,950
Entertainment	14,696	13,162
Corporate	6,971	7,094
Preopening costs	—	592
Impairment and other charges	—	2,890
Depreciation and amortization	28,773	28,570

Total operating expenses	222,703	217,258

Operating income	38,794	35,890
Interest expense	(16,039)	(13,813)
Interest income	3,143	3,008
Loss from joint ventures	(390)	—
Other gains and (losses), net	(47)	(20,232)

Income before income taxes	25,461	4,853

Benefit (provision) for income taxes	885	(321)

Net income	$26,346	$4,532

Basic income per share	$0.52	$0.09

Fully diluted income per share	$0.51	$0.09

Dividends declared per common share	$0.75	$0.65

Comprehensive income, net of taxes	$26,391	$4,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

(In thousands)

	2016	2015
Cash Flows from Operating Activities:
Net income	$26,346	$4,532
Amounts to reconcile net income to net cash flows provided by operating activities:
Benefit for deferred income taxes	(1,461)	(241)
Depreciation and amortization	28,773	28,570
Amortization of deferred financing costs	1,216	1,396
Impairment and other charges	—	2,890
Loss on repurchase of warrants	—	20,186
Stock-based compensation expense	1,549	1,591
Changes in:
Trade receivables	(6,274)	(24,976)
Accounts payable and accrued liabilities	(668)	(24,200)
Other assets and liabilities	3,792	(2,259)

Net cash flows provided by operating activities	53,273	7,489

Cash Flows from Investing Activities:
Purchases of property and equipment	(13,240)	(18,655)
Proceeds from sale of Peterson LOI	6,785	10,000
Investment in Gaylord Rockies joint venture	(21,523)	—
Increase in restricted cash and cash equivalents	(7,603)	(3,594)
Other investing activities	(1,575)	(2,453)

Net cash flows used in investing activities	(37,156)	(14,702)

Cash Flows from Financing Activities:
Net borrowings under credit facility	55,000	171,000
Repayments under term loan B	(1,000)	(1,000)
Repayment of note payable related to purchase of AC Hotel	(6,000)	—
Repurchase of common stock warrants	—	(154,681)
Repurchase of Company stock for retirement	(24,811)	—
Payment of dividend	(36,433)	(28,756)
Proceeds from exercise of stock options	913	1,015
Payment of tax withholdings for share-based compensation	(2,921)	(3,617)
Other financing activities	(6)	(157)

Net cash flows used in financing activities	(15,258)	(16,196)

Net change in cash and cash equivalents	859	(23,409)
Cash and cash equivalents - unrestricted, beginning of period	56,291	76,408

Cash and cash equivalents - unrestricted, end of period	$57,150	$52,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION:

On January 1, 2013, Ryman Hospitality Properties, Inc. (“Ryman”) and its subsidiaries (collectively with Ryman, the “Company”) began operating as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). The Company’s other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”), the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National that opened in April 2015. The Company also owns and operates a number of media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

The condensed consolidated financial statements include the accounts of Ryman and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

The Company conducts its business through an umbrella partnership real estate investment trust (“REIT”), in which substantially all of its assets are held by, and all of its operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with its REIT conversion discussed in Note 2. Ryman is the sole limited partner of the Operating Partnership and currently owns, either directly or indirectly, all of the partnership units of the Operating Partnership. RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10-Q and Ryman’s other reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality, Entertainment, and Corporate and Other.

Acquisitions and Investments

In December 2014, the Company purchased from an affiliate of The Peterson Companies (the developer of the National Harbor, Maryland development in which Gaylord National is located) the AC Hotel, a 192-room hotel previously operated as the Aloft Hotel at National Harbor for a purchase price of $21.8 million. The transaction required that the property be transferred to the Company unencumbered by any existing hotel franchise or management agreements. The Company has rebranded the hotel and Marriott is now operating the property in conjunction with the Gaylord National pursuant to a separate management agreement. The hotel opened in April 2015. Simultaneously with the purchase of this hotel, the Company also acquired from an affiliate of The Peterson Companies a vacant one-half acre parcel of land located in close proximity to Gaylord National, suitable for development of a hotel or other permitted uses. In December 2014, the Company paid $21.2 million of the combined purchase price, including transaction costs, in cash and issued a $6.0 million note payable to an affiliate of The Peterson Companies, which was paid in January 2016 and bore interest at an Applicable Federal Rate as determined by the Internal Revenue Service and is shown in Note 7.

In March 2016, certain subsidiaries of the Company entered into a series of agreements with respect to an equity investment in the Gaylord Rockies Resort & Convention Center in Aurora, Colorado (“Gaylord Rockies”). See Note 11 for further discussion of this investment.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation – Amendments to the Consolidation Guidance,” which changes the way companies evaluate the consolidation of limited partnerships, variable interests and similar entities. The Company adopted this ASU in the first quarter of 2016, and this adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that requires lessees to put most leases on their balance sheet, but recognize expenses on their income statements in a manner similar to previous accounting. The ASU also eliminates the required use of bright-line tests for determining lease classification. The ASU is effective for the Company in the first quarter of 2019. The Company is currently evaluating the effects of this ASU on its financial statements, and, other than the inclusion of operating leases on the Company’s balance sheet, such effects have not yet been determined. See Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a further disclosure of the Company’s outstanding leases.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance will require all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled. This guidance is effective for the Company in the first quarter of 2017, with early adoption permitted. The Company retrospectively adopted this ASU in the first quarter of 2016. As such, the statutory tax withholding requirements have been presented separately on the statement of cash flows for both the current and prior year. This adoption did not have a material impact on the Company’s condensed consolidated financial statements.

2.	DEFERRED MANAGEMENT RIGHTS PROCEEDS:

The Company restructured its business operations to facilitate its qualification as a REIT for federal income tax purposes (the “REIT conversion”) during 2012 and has elected to be taxed as a REIT commencing with the year ended December 31, 2013.

On October 1, 2012, the Company consummated its agreement to sell the Gaylord Hotels brand and rights to manage Gaylord Opryland, Gaylord Palms, Gaylord Texan and Gaylord National to Marriott for $210.0 million in cash. Effective October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the Gaylord Hotels properties pursuant to a management agreement for each Gaylord Hotel property.

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

3.	INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average shares outstanding - basic	51,046	51,123
Effect of dilutive stock-based compensation	352	398

Weighted average shares outstanding - diluted	51,398	51,521

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is composed of amounts related to the Company’s minimum pension liability. During the three months ended March 31, 2016 and 2015, the Company recorded no other comprehensive income and reclassified $0 and $0.1 million, respectively, from accumulated other comprehensive loss into operating expenses in the Company’s condensed consolidated statements of operations included herein.

5.	PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 2016 and December 31, 2015 is recorded at cost and summarized as follows (in thousands):

	March 31, 2016	December 31, 2015

Land and land improvements	$255,640	$255,179
Buildings	2,372,115	2,369,851
Furniture, fixtures and equipment	608,285	603,529
Construction-in-progress	15,387	10,576

	3,251,427	3,239,135
Accumulated depreciation	(1,283,878)	(1,256,319)

Property and equipment, net	$1,967,549	$1,982,816

6.	NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, in connection with the development of Gaylord National, the Company is currently holding two issuances of governmental bonds and receives debt service thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity date. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.

During the three months ended March 31, 2016 and 2015, the Company recorded interest income of $3.1 million and $3.0 million, respectively, on these bonds. The Company received payments of $3.3 million and $3.4 million during the three months ended March 31, 2016 and 2015, respectively, relating to these notes receivable. See additional discussion regarding the fair value of these notes receivable in Note 13.

7.	DEBT:

The Company’s debt and capital lease obligations at March 31, 2016 and December 31, 2015 consisted of (in thousands):

	March 31, 2016	December 31, 2015

$700 Million Revolving Credit Facility, interest at LIBOR plus 1.60%, maturing June 5, 2019, less unamortized deferred financing costs of $6,818 and $7,335	$354,582	$299,065
$400 Million Term Loan B, interest at LIBOR plus 2.75%, maturing January 15, 2021, less unamortized deferred financing costs of $6,161 and $6,457	386,839	387,543
$350 Million Senior Notes, interest at 5.0%, maturing April 15, 2021, less unamortized deferred financing costs of $4,892 and $5,107	345,108	344,893
$400 Million Senior Notes, interest at 5.0%, maturing April 15, 2023, less unamortized deferred financing costs of $6,282 and $6,469	393,718	393,531
AC Hotel Note Payable	—	6,000
Capital lease obligations	674	678

Total debt	1,480,921	1,431,710
Less amounts due within one year	(19)	(6,019)

Total long-term debt	$1,480,902	$1,425,691

At March 31, 2016, the Company was in compliance with all of its covenants related to its outstanding debt.

Warrants Related to Former 3.75% Convertible Senior Notes

Separately and concurrently with the 2009 issuance of its previous convertible notes, the Company also entered into warrant transactions whereby it sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the convertible notes. The warrants entitled the counterparties to purchase shares of the Company’s common stock. Pursuant to December 2014 agreements with the remaining counterparties, the Company cash settled the remaining 4.7 million warrants in the first quarter of 2015. As the modification required the warrants to be cash settled, the fair value of the warrants was reclassified from stockholders’ equity to a derivative liability on the modification date. In the first quarter of 2015, the Company settled this repurchase for total consideration of $154.7 million and recorded a $20.2 million loss on the change in the fair value of the derivative liability from December 31, 2014 through the settlement date, which is included in other gains and losses, net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2015.

8.	STOCK PLANS:

In addition to grants of stock options to its directors and employees, which the Company no longer actively grants, the Company’s incentive plans permit the award of restricted stock and restricted stock units. The fair value of restricted stock and restricted stock units with time-based vesting is determined based on the market price of the Company’s stock at the date of grant. The fair value of restricted stock and restricted stock units with performance conditions is determined using a Monte-Carlo simulation model. The Company generally records compensation expense equal to the fair value of each restricted stock award granted over the vesting period.

During the three months ended March 31, 2016, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $46.99 per award. There were 0.5 million restricted stock units outstanding at March 31, 2016 and December 31, 2015.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.5 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.

9.	PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest cost	$977	$986
Expected return on plan assets	(1,034)	(1,188)
Amortization of net actuarial loss	292	308

Total net periodic pension expense	$235	$106

Net postretirement benefit income reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest cost	$30	$53
Amortization of net actuarial loss	59	118
Amortization of prior service credit	(328)	(328)

Total net postretirement benefit income	$(239)	$(157)

10.	INCOME TAXES:

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

For the three months ended March 31, 2016 and 2015, the Company recorded an income tax benefit (provision) of $0.9 million and $(0.3) million, respectively, related to the current period operations of the Company. These results differ from the statutory rate primarily due to the REIT dividends paid deduction and the change in valuation allowance required at the TRSs. Included in the income tax benefit for the three months ended March 31, 2016 is a discrete benefit related to the adoption of ASU 2016-09 discussed in Note 1.

At March 31, 2016 and December 31, 2015, the Company had no unrecognized tax benefits.

11.	COMMITMENTS AND CONTINGENCIES:

Gaylord Rockies Resort & Convention Center

In March 2016, certain subsidiaries of the Company entered into a series of agreements with affiliates of RIDA Development Corporation (“RIDA”) and Ares Management, L.P. (“Ares”) with respect to an equity investment in Gaylord Rockies, which is currently being developed by RIDA and Ares. The hotel will be managed by an affiliate of Marriott pursuant to a long-term management contract and is expected to consist of a 1,500-room resort hotel with over 485,000 square feet of exhibition, meeting, pre-function and outdoor space. The hotel is expected to be completed in late 2018 and has a total estimated project cost of approximately $800 million.

The Company acquired a 35% interest in a limited liability company which will own the real property comprising the hotel for a capital contribution expected to total $86.1 million. Simultaneously, the Company also acquired a 35% interest in a limited liability company which will lease the hotel from the property owner and assume the Marriott management agreement prior to the opening of the hotel. The Company has funded $21.5 million of its capital contribution, which is included in Prepaid Expenses and Other Assets in the accompanying condensed consolidated balance sheet at March 31, 2016, and expects to fund the remainder of its capital contribution during the remainder of 2016 and the first half of 2017. The Company’s capital contributions will be funded from available cash on hand and borrowings under its revolving credit facility.

The terms of the Company’s investment provide that the Company will have the ability to approve certain major decisions affecting the hotel, including, but not limited to, operating budgets, major capital expenditures, material transactions involving the hotel, and approval of designated hotel senior management. The Company also has a right of first offer to acquire the remainder of the project and designated rights to participate in any sales process with respect to the project after exercise of its first offer rights. However, because the power to direct the activities that most significantly impact the economic performance of the hotel are either shared or are held by some combination of RIDA, Ares and Marriott, the Company is not the primary beneficiary of this variable interest entity, and thus, accounts for its investment in this joint venture under the equity method of accounting. As such, the Company does not consolidate any part of the assets or liabilities of this investment. The Company’s share of equity method net income or loss will increase or decrease, as applicable, the carrying value of our equity method investment.

A subsidiary of the Company will provide designated asset management services on behalf of the hotel during the pre-construction period in exchange for a flat fee and after opening of the hotel in exchange for a fee based on the hotel’s gross revenues on an annual basis.

In connection with the agreements, the Company agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guaranty of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. The Company has also provided a completion guarantee under the construction loan capped at its pro rata share of all costs necessary to complete the project within the time specified in the joint venture’s loan documents. Further, the Company has agreed to a guaranty capped at its pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guaranties related to the construction loan, the Company agreed to provide a guaranty of the mezzanine debt related to the hotel including a payment guaranty capped at $8.75 million for which the Company is only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guaranties and liens. The guaranty related to the mezzanine debt also includes an uncapped completion guaranty and an uncapped guaranty of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guaranties related to the construction loan. As of March 31, 2016, the Company had not recorded any liability in the condensed consolidated balance sheet associated with these guarantees.

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

During the three months ended March 31, 2016, the Company repurchased 0.5 million shares of its common stock for an aggregate purchase price of $24.8 million, which the Company funded using cash on hand and borrowings under its revolving credit facility. The repurchased stock was cancelled by the Company and has been reflected as a reduction of retained earnings in the accompanying condensed consolidated financial statements.

Dividends

On February 26, 2016, the Company’s board of directors declared the Company’s first quarter 2016 cash dividend in the amount of $0.75 per share of common stock, or an aggregate of approximately $38.2 million in cash, which was paid on April 15, 2016 to stockholders of record as of the close of business on March 31, 2016.

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

At March 31, 2016 and December 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan. These investments consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1. The Company has consistently applied the above valuation techniques in all periods presented and believes it has obtained the most accurate information available for each type of instrument.

The Company had no liabilities required to be measured at fair value at March 31, 2016 and December 31, 2015. The Company’s assets measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, were as follows (in thousands):

	March 31, 2016	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Deferred compensation plan investments	$19,093	$19,093	$—	$—

Total assets measured at fair value	$19,093	$19,093	$—	$—

	December 31, 2015	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Deferred compensation plan investments	$19,289	$19,289	$—	$—

Total assets measured at fair value	$19,289	$19,289	$—	$—

The remainder of the assets and liabilities held by the Company at March 31, 2016 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 6 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, in connection with the development of Gaylord National, the Company received two bonds (“Series A Bond” and “Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $83.3 million and $69.1 million, respectively, at March 31, 2016. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value at March 31, 2016 and the fair value of the Series B Bond was approximately $60 million at March 31, 2016. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired at March 31, 2016.

The carrying amount of short-term financial instruments held by the Company (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.

14.	FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s operations are organized into three principal business segments:

•	Hospitality, which includes Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland, the AC Hotel, and the Company’s investment in the Gaylord Rockies joint venture;

•	Entertainment, which includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, and the Company’s Nashville-based attractions; and

•	Corporate and Other, which includes the Company’s corporate expenses.

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Hospitality	$244,191	$236,454
Entertainment	17,306	16,694
Corporate and Other	—	—

Total	$261,497	$253,148

Depreciation and amortization:
Hospitality	$26,469	$26,443
Entertainment	1,647	1,412
Corporate and Other	657	715

Total	$28,773	$28,570

Operating income:
Hospitality	$45,459	$45,061
Entertainment	963	2,120
Corporate and Other	(7,628)	(7,809)
Preopening costs	—	(592)
Impairment and other charges	—	(2,890)

Total operating income	38,794	35,890
Interest expense	(16,039)	(13,813)
Interest income	3,143	3,008
Loss from joint ventures	(390)	—
Other gains and (losses), net	(47)	(20,232)

Income before income taxes	$25,461	$4,853

15.	INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

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

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2016

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS:
Property and equipment, net of accumulated depreciation	$6,851	$—	$1,613,142	$347,556	$—	$1,967,549
Cash and cash equivalents - unrestricted	77	1,031	660	55,382	—	57,150
Cash and cash equivalents - restricted	—	—	—	29,958	—	29,958
Notes receivable	—	—	—	152,365	—	152,365
Trade receivables, less allowance	—	—	—	61,307	—	61,307
Deferred income tax assets, net	(1,406)	—	(514)	2,264	—	344
Prepaid expenses and other assets	179	—	82,093	76,780	(84,303)	74,749
Intercompany receivables, net	—	—	1,381,495	—	(1,381,495)	—
Investments	953,317	2,795,064	531,367	697,380	(4,977,128)	—

Total assets	$959,018	$2,796,095	$3,608,243	$1,422,992	$(6,442,926)	$2,343,422

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,480,248	$—	$673	$—	$1,480,921
Accounts payable and accrued liabilities	44	17,586	2,316	217,419	(84,586)	152,779
Dividends payable	38,778	—	—	—	—	38,778
Deferred management rights proceeds	—	—	—	182,361	—	182,361
Other liabilities	—	—	86,056	59,949	283	146,288
Intercompany payables, net	577,901	515,944	—	287,650	(1,381,495)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	509	1	1	2,387	(2,389)	509
Additional paid-in-capital	887,155	944,113	2,812,431	1,213,325	(4,969,869)	887,155
Treasury stock	(10,359)	—	—	—	—	(10,359)
Accumulated deficit	(510,008)	(161,797)	707,439	(515,770)	(29,872)	(510,008)
Accumulated other comprehensive loss	(25,002)	—	—	(25,002)	25,002	(25,002)

Total stockholders’ equity	342,295	782,317	3,519,871	674,940	(4,977,128)	342,295

Total liabilities and stockholders’ equity	$959,018	$2,796,095	$3,608,243	$1,422,992	$(6,442,926)	$2,343,422

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS:
Property and equipment, net of accumulated depreciation	$6,869	$—	$1,622,674	$353,273	$—	$1,982,816
Cash and cash equivalents - unrestricted	23	1,578	158	54,532	—	56,291
Cash and cash equivalents - restricted	—	—	—	22,355	—	22,355
Notes receivable	—	—	—	152,560	—	152,560
Trade receivables, less allowance	—	—	—	55,033	—	55,033
Prepaid expenses and other assets	7,111	—	116,218	57,264	(118,214)	62,379
Intercompany receivables, net	—	—	1,284,587	—	(1,284,587)	—
Investments	976,809	2,795,064	531,628	697,381	(5,000,882)	—

Total assets	$990,812	$2,796,642	$3,555,265	$1,392,398	$(6,403,683)	$2,331,434

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,431,032	$—	$678	$—	$1,431,710
Accounts payable and accrued liabilities	103	8,153	1,390	262,234	(118,497)	153,383
Dividends payable	36,868	—	—	—	—	36,868
Deferred management rights proceeds	—	—	—	183,119	—	183,119
Deferred income tax liabilities, net	1,609	—	599	(1,045)	—	1,163
Other liabilities	—	—	84,746	60,600	283	145,629
Intercompany payables, net	572,670	506,341	—	205,576	(1,284,587)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	513	1	1	2,387	(2,389)	513
Additional paid-in-capital	887,501	996,425	2,812,431	1,213,324	(5,022,180)	887,501
Treasury stock	(10,001)	—	—	—	—	(10,001)
Accumulated deficit	(473,404)	(145,310)	656,098	(509,428)	(1,360)	(473,404)
Accumulated other comprehensive loss	(25,047)	—	—	(25,047)	25,047	(25,047)

Total stockholders’ equity	379,562	851,116	3,468,530	681,236	(5,000,882)	379,562

Total liabilities and stockholders’ equity	$990,812	$2,796,642	$3,555,265	$1,392,398	$(6,403,683)	$2,331,434

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$96,969	$—	$96,969
Food and beverage	—	—	—	122,233	—	122,233
Other hotel revenue	—	—	78,647	28,714	(82,372)	24,989
Entertainment	89	—	—	17,293	(76)	17,306

Total revenues	89	—	78,647	265,209	(82,448)	261,497
Operating expenses:
Rooms	—	—	—	25,981	—	25,981
Food and beverage	—	—	—	68,257	—	68,257
Other hotel expenses	—	—	10,945	140,282	(78,539)	72,688
Management fees	—	—	—	5,337	—	5,337

Total hotel operating expenses	—	—	10,945	239,857	(78,539)	172,263
Entertainment	—	—	—	14,772	(76)	14,696
Corporate	83	374	1	6,513	—	6,971
Corporate overhead allocation	2,167	—	1,666	—	(3,833)	—
Depreciation and amortization	32	—	14,743	13,998	—	28,773

Total operating expenses	2,282	374	27,355	275,140	(82,448)	222,703

Operating income (loss)	(2,193)	(374)	51,292	(9,931)	—	38,794

Interest expense	—	(16,113)	41	33	—	(16,039)
Interest income	28	—	—	3,115	—	3,143
Loss from joint ventures	—	—	—	(390)	—	(390)
Other gains and (losses), net	—	—	—	(47)	—	(47)

Income (loss) before income taxes	(2,165)	(16,487)	51,333	(7,220)	—	25,461
Benefit for income taxes	—	—	7	878	—	885
Equity in subsidiaries’ earnings, net	28,511	—	—	—	(28,511)	—

Net income (loss)	$26,346	$(16,487)	$51,340	$(6,342)	$(28,511)	$26,346

Comprehensive income (loss)	$26,391	$(16,487)	$51,340	$(6,297)	$(28,556)	$26,391

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$94,721	$—	$94,721
Food and beverage	—	—	—	118,331	—	118,331
Other hotel revenue	—	—	75,560	27,668	(79,826)	23,402
Entertainment	57	—	—	16,707	(70)	16,694

Total revenues	57	—	75,560	257,427	(79,896)	253,148
Operating expenses:
Rooms	—	—	—	26,067	—	26,067
Food and beverage	—	—	—	65,075	—	65,075
Other hotel expenses	—	—	10,968	134,779	(75,451)	70,296
Management fees	—	—	—	3,512	—	3,512

Total hotel operating expenses	—	—	10,968	229,433	(75,451)	164,950
Entertainment	—	—	—	13,233	(71)	13,162
Corporate	52	316	—	6,726	—	7,094
Corporate overhead allocation	2,465	—	1,909	—	(4,374)	—
Preopening costs	—	—	—	592	—	592
Impairment and other charges	—	—	—	2,890	—	2,890
Depreciation and amortization	32	—	14,786	13,752	—	28,570

Total operating expenses	2,549	316	27,663	266,626	(79,896)	217,258

Operating income (loss)	(2,492)	(316)	47,897	(9,199)	—	35,890
Interest expense	—	(13,851)	—	38	—	(13,813)
Interest income	—	—	—	3,008	—	3,008
Other gains and (losses), net	(20,186)	—	—	(46)	—	(20,232)

Income (loss) before income taxes	(22,678)	(14,167)	47,897	(6,199)	—	4,853
(Provision) benefit for income taxes	—	—	(1)	(320)	—	(321)
Equity in subsidiaries’ earnings, net	27,210	—	—	—	(27,210)	—

Net income (loss)	$4,532	$(14,167)	$47,896	$(6,519)	$(27,210)	$4,532

Comprehensive income (loss)	$4,591	$(14,167)	$47,896	$(6,460)	$(27,269)	$4,591

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2016

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$56,533	$(48,547)	$5,677	$39,610	$—	$53,273

Purchases of property and equipment	(12)	—	(5,175)	(8,053)	—	(13,240)
Proceeds from sale of Peterson LOI	6,785	—	—	—	—	6,785
Investment in Gaylord Rockies joint venture	—	—	—	(21,523)	—	(21,523)
Increase in restricted cash and cash equivalents	—	—	—	(7,603)	—	(7,603)
Other investing activities	—	—	—	(1,575)	—	(1,575)

Net cash provided by (used in) investing activities	6,773	—	(5,175)	(38,754)	—	(37,156)

Net borrowings under credit facility	—	55,000	—	—	—	55,000
Repayments under term loan B	—	(1,000)	—	—	—	(1,000)
Repayment of note payable related to purchase of AC Hotel	—	(6,000)	—	—	—	(6,000)
Repurchase of Company stock for retirement	(24,811)	—	—	—	—	(24,811)
Payment of dividend	(36,433)	—	—	—	—	(36,433)
Proceeds from exercise of stock options	913	—	—	—	—	913
Payment of tax withholdings for share-based compensation	(2,921)	—	—	—	—	(2,921)
Other financing activities	—	—	—	(6)	—	(6)

Net cash provided by (used in) financing activities	(63,252)	48,000	—	(6)	—	(15,258)

Net change in cash and cash equivalents	54	(547)	502	850	—	859
Cash and cash equivalents at beginning of period	23	1,578	158	54,532	—	56,291

Cash and cash equivalents at end of period	$77	$1,031	$660	$55,382	$—	$57,150

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2015

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$175,786	$(170,289)	$2	$1,990	$—	$7,489

Purchases of property and equipment	(22)	—	(2)	(18,631)	—	(18,655)
Proceeds from sale of Peterson LOI	10,000	—	—	—	—	10,000
Increase in restricted cash and cash equivalents	—	—	—	(3,594)	—	(3,594)
Other investing activities	—	—	—	(2,453)	—	(2,453)

Net cash provided by (used in) investing activities	9,978	—	(2)	(24,678)	—	(14,702)

Net borrowings under credit facility	—	171,000	—	—	—	171,000
Repayments under term loan B	—	(1,000)	—	—	—	(1,000)
Repurchase of common stock warrants	(154,681)	—	—	—	—	(154,681)
Payment of dividend	(28,756)	—	—	—	—	(28,756)
Proceeds from exercise of stock option and purchase plans	1,015	—	—	—	—	1,015
Payment of tax withholdings for share-based compensation	(3,617)	—	—	—	—	(3,617)
Other financing activities	—	—	—	(157)	—	(157)

Net cash provided by (used in) financing activities	(186,039)	170,000	—	(157)	—	(16,196)

Net change in cash and cash equivalents	(275)	(289)	—	(22,845)	—	(23,409)
Cash and cash equivalents at beginning of period	392	1,001	36	74,979	—	76,408

Cash and cash equivalents at end of period	$117	$712	$36	$52,134	$—	$52,999

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Ryman Hospitality Properties, Inc. (“Ryman”) is a Delaware corporation that conducts its operations so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company conducts its business through an umbrella partnership REIT, in which substantially all of its assets are held by, and operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”). RHP Finance Corporation, a Delaware corporation (“Finco”) was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10-Q and Ryman’s other reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this report, we use the terms, the “Company,” “we” or “our” to refer to Ryman Hospitality Properties, Inc. and its subsidiaries unless the context indicates otherwise.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2015, appearing in our Annual Report on Form 10-K that was filed with the SEC on February 26, 2016.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT for federal income tax purposes; (ii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries; (iii) our announced dividend policy, including the frequency and amount of any dividend we may pay; (iv) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and our investment in the Gaylord Rockies project; (v) Marriott’s ability to effectively manage our hotels and other properties; (vi) our anticipated capital expenditures; (vii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; and (viii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, the risks and uncertainties associated with economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, the effect of our election to be taxed as a REIT for federal income tax purposes commencing with the year ended December 31, 2013, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness, and those factors described in our Annual Report on Form 10-K for the year ended December 31, 2015 or described from time to time in our other reports filed with the SEC.

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

In 2012, we completed restructuring transactions to facilitate our qualification as a REIT for federal income tax purposes. Our goal is to become the nation’s premier hospitality REIT for group-oriented, destination hotel assets located in urban and resort markets.

Marriott manages the day-to-day operations of our Gaylord Hotels properties, the Inn at Opryland, the AC Hotel, and certain of our Nashville attractions. As a result, we rely upon Marriott to generate occupancy and revenue levels at our hotel properties.

See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Dividend Policy and Share Repurchase Program

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. On February 26, 2016, our board of directors declared our first quarter 2016 cash dividend in the amount of $0.75 per share of common stock, or an aggregate of approximately $38.2 million in cash, which was paid on April 15, 2016 to stockholders of record as of the close of business on March 31, 2016. We currently plan to pay a quarterly cash dividend of $0.75 per share of common stock in July 2016, October 2016 and January 2017. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

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

During the three months ended March 31, 2016, we repurchased 0.5 million shares of our common stock for an aggregate purchase price of $24.8 million, which we funded using cash on hand and borrowings under our revolving credit facility. The repurchased stock was cancelled and has been reflected as a reduction of retained earnings in the accompanying condensed consolidated financial statements.

Gaylord Rockies Resort & Convention Center

As further discussed in Note 11 to the condensed consolidated financial statements included herein, in March 2016, certain subsidiaries of the Company entered into a series of agreements with affiliates of RIDA Development Corporation (“RIDA”) and Ares Management, L.P. (“Ares”) with respect to an equity investment in the Gaylord Rockies Resort & Convention Center in Aurora, Colorado (“Gaylord Rockies”), which is currently being developed by RIDA and Ares. The hotel will be managed by an affiliate of Marriott pursuant to a long-term management contract and is expected to consist of a 1,500-room resort hotel with over 485,000 square feet of exhibition, meeting, pre-function and outdoor space. The hotel is expected to be completed in late 2018 and has a total estimated project cost of approximately $800 million.

We acquired a 35% interest in the project for a capital contribution expected to total $86.1 million. We have funded $21.5 million of our capital contribution and expect to fund the remainder of our capital contribution during the remainder of 2016 and the first half of 2017. Our capital contributions will be funded from available cash on hand and borrowings under our revolving credit facility.

The terms of our investment provide that we will have the ability to approve certain major decisions affecting the hotel, including, but not limited to, operating budgets, major capital expenditures, material transactions involving the hotel, and approval of designated hotel senior management. We also have a right of first offer to acquire the remainder of the project and designated rights to participate in any sales process with respect to the project after exercise of our first offer rights.

A subsidiary of the Company will provide designated asset management services on behalf of the hotel during the pre-construction period in exchange for a flat fee and after opening of the hotel in exchange for a fee based on the hotel’s gross revenues on an annual basis.

In connection with the agreements, we agreed to provide certain guarantees of the hotel’s construction loan and mezzanine debt. See Note 11 to the condensed consolidated financial statements included herein for additional discussion of these guarantees.

Our Strategic Plan

Our goal is to become the nation’s premier hospitality REIT for group-oriented meeting hotel assets in urban and resort markets.

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

Expansion of Hotel Asset Portfolio. While our short-term capital allocation strategy has focused on returning capital to stockholders, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. As a REIT, we no longer view independent, large-scale development of resort and convention hotels as part of our long-term growth strategy.

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

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland, the AC Hotel, and our investment in the Gaylord Rockies joint venture.

•	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM and our Nashville attractions, which are owned in TRSs.

•	Corporate and Other, consisting of our corporate expenses.

For the three months ended March 31, 2016 and 2015, our total revenues were divided among these business segments as follows:

	Three Months Ended
	March 31,
Segment	2016	2015

Hospitality	93%	93%
Entertainment	7%	7%
Corporate and Other	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months ended March 31, 2016 and 2015. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

		Unaudited
	Three Months Ended March 31,
	2016	%	2015	%
Income Statement Data:
REVENUES:
Rooms	$96,969	37.1%	$94,721	37.4%
Food and beverage	122,233	46.7%	118,331	46.7%
Other hotel revenue	24,989	9.6%	23,402	9.2%
Entertainment	17,306	6.6%	16,694	6.6%

Total revenues	261,497	100.0%	253,148	100.0%

OPERATING EXPENSES:
Rooms	25,981	9.9%	26,067	10.3%
Food and beverage	68,257	26.1%	65,075	25.7%
Other hotel expenses	72,688	27.8%	70,296	27.8%
Management fees	5,337	2.0%	3,512	1.4%
Entertainment	14,696	5.6%	13,162	5.2%
Corporate	6,971	2.7%	7,094	2.8%
Preopening costs	—	0.0%	592	0.2%
Impairment and other charges	—	0.0%	2,890	1.1%
Depreciation and amortization:
Hospitality	26,469	10.1%	26,443	10.4%
Entertainment	1,647	0.6%	1,412	0.6%
Corporate and Other	657	0.3%	715	0.3%

Total depreciation and amortization	28,773	11.0%	28,570	11.3%

Total operating expenses	222,703	85.2%	217,258	85.8%

OPERATING INCOME:
Hospitality	45,459	18.6%	45,061	19.1%
Entertainment	963	5.6%	2,120	12.7%
Corporate and Other	(7,628)	(A)	(7,809)	(A)
Preopening costs	—	(A)	(592)	(A)
Impairment and other charges	—	(A)	(2,890)	(A)

Total operating income	38,794	14.8%	35,890	14.2%
Interest expense	(16,039)	(A)	(13,813)	(A)
Interest income	3,143	(A)	3,008	(A)
Loss from joint ventures	(390)	(A)	—	(A)
Other gains and (losses), net	(47)	(A)	(20,232)	(A)
Benefit (provision) for income taxes	885	(A)	(321)	(A)

Net income available to common shareholders	$26,346	(A)	$4,532	(A)

(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results

The following table summarizes our financial results for the three months ended March 31, 2016 and 2015 (in thousands, except percentages and per share data):

	Three Months Ended March 31,
	2016	2015	% Change

Total revenues	$261,497	$253,148	3.3%
Total operating expenses	222,703	217,258	2.5%
Operating income	38,794	35,890	8.1%
Net income	26,346	4,532	481.3%
Net income per share - fully diluted	0.51	0.09	466.7%

Total Revenues

The increase in our total revenues for the three months ended March 31, 2016, as compared to the same period in 2015, is attributable to increases in our Hospitality segment and Entertainment segment revenues for the 2016 period of $7.7 million and $0.6 million, respectively, as discussed more fully below. Total Hospitality revenues in the three months ended March 31, 2016 include $3.4 million in attrition and cancellation fee collections, an increase of $1.8 million from the 2015 period.

Total Operating Expenses

The increase in our total operating expenses for the three months ended March 31, 2016, as compared to the same period in 2015, is primarily the result of increases in our Hospitality segment and Entertainment segment expenses of $7.3 million and $1.5 million, respectively, partially offset by $2.9 million in impairment and other charges during 2015 that did not recur during 2016, as discussed more fully below.

Net Income

Our net income of $26.3 million for the three months ended March 31, 2016, as compared to net income of $4.5 million for the same period in 2015, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $20.2 million increase in other gains and (losses), net due primarily to the prior year including losses for the change in fair value of derivative liabilities associated with portions of the warrants related to our previous 3.75% convertible notes.

•	A $2.2 million increase in interest expense, due primarily to interest expense associated with our $400.0 million 5% senior notes, which were issued in April 2015, partially offset by decreased interest expense under our credit facility.

Factors and Trends Contributing to Performance

The most important factors and trends contributing to our performance during the three months ended March 31, 2016 described herein were:

•	Increased occupancy and outside-the-room spending at Gaylord Opryland (an increase of 6.4 points of occupancy and 10.3%, respectively, for the 2016 period, as compared to the 2015 period) primarily as a result of increases in both group and transient business. In addition, during January and February 2015, Gaylord Opryland experienced a norovirus outbreak and a severe weather winter storm. These events contributed to the decreased occupancy and outside-the-room spending in the 2015 period.

•	Increased outside-the-room spending at Gaylord Palms (an increase of 6.2% during the 2016 period, as compared to the 2015 period), primarily as a result of increased catering revenue.

•	Decreased occupancy at Gaylord National and Gaylord Texan (a decrease of 7.9 points of occupancy and 3.1 points of occupancy, respectively, for the 2016 period, as compared to the 2015 period), as a result of a decrease in group room nights.

•	Increased net definite group room nights booked during the 2016 period (an increase of 21.3%), as compared to the 2015 period.

•	The 2015 period included losses of $20.2 million in other gains and losses, net, associated with losses on the change in the fair value of derivative liabilities associated with portions of the warrants related to our previous 3.75% convertible notes.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2016 and 2015 (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2016	2015	% Change
Revenues (1):
Rooms	$96,969	$94,721	2.4%
Food and beverage	122,233	118,331	3.3%
Other hotel revenue	24,989	23,402	6.8%

Total hospitality revenue	244,191	236,454	3.3%
Hospitality operating expenses:
Rooms	25,981	26,067	-0.3%
Food and beverage	68,257	65,075	4.9%
Other hotel expenses	72,688	70,296	3.4%
Management fees	5,337	3,512	52.0%
Depreciation and amortization	26,469	26,443	0.1%

Total Hospitality operating expenses	198,732	191,393	3.8%

Hospitality operating income (2)	$45,459	$45,061	0.9%

Hospitality performance metrics:
Occupancy	70.2%	71.0%	-1.1%
ADR	$183.21	$183.13	0.0%
RevPAR (3)	$128.54	$129.96	-1.1%
Total RevPAR (4)	$323.69	$324.43	-0.2%
Net Definite Group Room Nights Booked	319,015	263,055	21.3%
Same-store Hospitality performance metrics (5):
Occupancy	70.7%	71.0%	-0.4%
ADR	$183.26	$183.13	0.1%
RevPAR (3)	$129.50	$129.96	-0.4%
Total RevPAR (4)	$328.91	$324.43	1.4%
Net Definite Group Room Nights Booked	315,331	259,116	21.7%

(1)	Hospitality segment results and performance metrics include the results of our Gaylord Hotels and the Inn at Opryland for all periods presented. Results of the AC Hotel are included as of its opening in April 2015.
(2)	Hospitality segment operating income does not include $2.9 million of impairment charges and $0.6 million of preopening costs incurred during the three months ended March 31, 2015. See the discussion of these items set forth below.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Same-store Hospitality performance metrics do not include the AC Hotel, which opened in April 2015.

The increase in total Hospitality segment revenue in the three months ended March 31, 2016, as compared to the same period in 2015, is primarily due to increases of $8.1 million and $2.4 million at Gaylord Opryland and

Gaylord Palms, respectively, as well as $1.8 million in revenue from the AC Hotel, which opened in April 2015. These increases were partially offset by decreases of $3.4 million and $1.6 million at Gaylord National and Gaylord Texan, respectively, as discussed below.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended March 31,
	2016	2015

Group	78%	80%
Transient	22%	20%

Rooms operating expenses decreased slightly in the three months ended March 31, 2016, as compared to the same period in 2015, due to decreases at Gaylord National and Gaylord Texan, partially offset by an increase at Gaylord Opryland, as described below.

The increase in food and beverage operating expenses in the three months ended March 31, 2016, as compared to the same period in 2015, is primarily attributable to increases at Gaylord Opryland and Gaylord Palms, partially offset by a decrease at Gaylord National, as described below.

Other hotel expenses for the three months ended March 31, 2016 and 2015 consist of the following (in thousands):

	Three Months Ended March 31,
	2016	2015	% Change
Administrative employment costs	$26,698	$26,971	-1.0%
Utilities	6,496	6,633	-2.1%
Property taxes	7,601	7,976	-4.7%
Other	31,893	28,716	11.1%

Total other hotel expenses	$72,688	$70,296	3.4%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs decreased slightly during the three months ended March 31, 2016, as compared to the same period in 2015. Utility costs decreased slightly during the three months ended March 31, 2016, as compared to the same period in 2015. Property taxes decreased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to a decrease at Gaylord Texan. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily as a result of various increases at Gaylord Opryland, Gaylord Palms and Gaylord National.

As discussed above, each of our management agreements with Marriott requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. In the three months ended March 31, 2016 and 2015, we incurred $4.9 million and $4.0 million, respectively, related to base management fees for our Hospitality segment and $1.2 million and $0.3 million, respectively, related to incentive management fees for our Hospitality segment.

Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 2 to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense remained stable in the three months ended March 31, 2016, as compared to the same period in 2015.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2016 and 2015.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2016 and 2015 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2016	2015	% Change
Revenues:
Rooms	$31,101	$27,626	12.6%
Food and beverage	36,134	31,464	14.8%
Other hotel revenue	8,405	8,457	-0.6%

Total revenue	75,640	67,547	12.0%
Operating expenses:
Rooms	7,811	7,269	7.5%
Food and beverage	20,208	17,176	17.7%
Other hotel expenses	21,661	20,361	6.4%
Management fees	1,870	975	91.8%
Depreciation and amortization	7,541	7,728	-2.4%

Total operating expenses	59,091	53,509	10.4%
Performance metrics:
Occupancy	71.5%	65.1%	9.8%
ADR	$165.88	$163.59	1.4%
RevPAR	$118.59	$106.51	11.3%
Total RevPAR	$288.41	$260.42	10.7%

Rooms revenue and RevPAR increased at Gaylord Opryland during the three months ended March 31, 2016, as compared to the same period in 2015, as a result of an increase in occupancy, due to an increase in group and transient business. This increase is partially attributable to a norovirus outbreak that occurred in January and February 2015 at the property, as well as a winter storm that occurred during February 2015. Rooms expenses increased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily as a result of increased variable costs associated with the increase in occupancy.

The increase in food and beverage revenue at Gaylord Opryland during the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to increased banquet revenues from corporate groups, as well as increased food and beverage outlet revenue. Food and beverage expenses increased in the three months ended March 3, 2016, as compared to the same period in 2015, primarily as a result of an increase in variable costs associated with the increase in revenue.

Other revenue remained stable at Gaylord Opryland during the three months ended March 31, 2016, as compared to the same period in 2015. Other hotel expenses increased in the three months ended March 31, 2016, as compared to the same period in 2015, primarily as a result of increases in credit card fees and sales and marketing costs.

Depreciation and amortization decreased slightly at Gaylord Opryland during the three months ended March 31, 2016, as compared to the same period in 2015.

Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2016 and 2015 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2016	2015	% Change
Revenues:
Rooms	$20,350	$20,399	-0.2%
Food and beverage	29,727	27,826	6.8%
Other hotel revenue	5,682	5,155	10.2%

Total revenue	55,759	53,380	4.5%
Operating expenses:
Rooms	4,207	4,260	-1.2%
Food and beverage	14,413	13,616	5.9%
Other hotel expenses	16,390	15,930	2.9%
Management fees	1,162	840	38.3%
Depreciation and amortization	4,708	4,718	-0.2%

Total operating expenses	40,880	39,364	3.9%
Performance metrics:
Occupancy	81.8%	82.9%	-1.3%
ADR	$194.37	$194.57	-0.1%
RevPAR	$159.05	$161.20	-1.3%
Total RevPAR	$435.80	$421.84	3.3%

Rooms revenue and RevPAR decreased slightly at Gaylord Palms during the three months ended March 31, 2016, as compared to the same period in 2015. Rooms expenses also decreased slightly during the three months ended March 31, 2016, as compared to the same period in 2015.

Food and beverage revenue increased at Gaylord Palms during the three months ended March 31, 2016, as compared to the same period in 2015, due primarily to an increase in caterings. Food and beverage expenses increased in the three months ended March 31, 2016, as compared to the same period in 2015, primarily as a result of an increase in variable costs associated with the increase in revenue.

Other revenue at Gaylord Palms increased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily as a result of an increase in the collection of attrition and cancellation fees. Other hotel expenses increased in the three months ended March 31, 2016, as compared to the same period in 2015, due primarily to an increase in bad debt expense.

Depreciation and amortization remained stable at Gaylord Palms during the three months ended March 31, 2016, as compared to the same period in 2015.

Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2016 and 2015 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2016	2015	% Change
Revenues:
Rooms	$18,617	$20,276	-8.2%
Food and beverage	29,503	29,459	0.1%
Other hotel revenue	5,551	5,580	-0.5%

Total revenue	53,671	55,315	-3.0%
Operating expenses:
Rooms	3,904	4,251	-8.2%
Food and beverage	14,646	14,516	0.9%
Other hotel expenses	14,494	14,833	-2.3%
Management fees	1,274	835	52.6%
Depreciation and amortization	5,004	5,041	-0.7%

Total operating expenses	39,322	39,476	-0.4%
Performance metrics:
Occupancy	73.0%	76.1%	-4.1%
ADR	$185.47	$195.94	-5.3%
RevPAR	$135.39	$149.10	-9.2%
Total RevPAR	$390.33	$406.76	-4.0%

Rooms revenue and RevPAR decreased at Gaylord Texan during the three months ended March 31, 2016, as compared to the same period in 2015, due primarily to decreased occupancy due to a decrease in group rooms, as well as decreased ADR for both groups and transient. The decrease in ADR was partially attributed to a mix shift from higher-rated association business to lower-rated corporate business. Rooms expenses decreased during the three months ended March 31, 2016, as compared to the same period in 2015, as a result of decreased variable expenses associated with the decrease in occupancy.

Food and beverage revenue and expense remained stable at Gaylord Texan during the three months ended March 31, 2016, as compared to the same period in 2015.

Other revenue at Gaylord Texan remained stable during the three months ended March 31, 2016, as compared to the same period in 2015. Other hotel expenses decreased slightly in the three months ended March 31, 2016, as compared to the same period in 2015.

Depreciation and amortization remained stable at Gaylord Texan during the three months ended March 31, 2016, as compared to the same period in 2015.

Gaylord National Results. The results of Gaylord National for the three months ended March 31, 2016 and 2015 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2016	2015	% Change
Revenues:
Rooms	$23,067	$24,446	-5.6%
Food and beverage	25,840	28,946	-10.7%
Other hotel revenue	5,248	4,170	25.9%

Total revenue	54,155	57,562	-5.9%
Operating expenses:
Rooms	8,994	9,631	-6.6%
Food and beverage	18,195	19,202	-5.2%
Other hotel expenses	18,290	18,327	-0.2%
Management fees	867	794	9.2%
Depreciation and amortization	8,566	8,470	1.1%

Total operating expenses	54,912	56,424	-2.7%
Performance metrics:
Occupancy	60.5%	68.4%	-11.5%
ADR	$210.06	$198.89	5.6%
RevPAR	$127.00	$136.08	-6.7%
Total RevPAR	$298.15	$320.43	-7.0%

Rooms revenue and RevPAR decreased at Gaylord National during the three months ended March 31, 2016, as compared to the same period in 2015, primarily as a result of a decrease in occupancy for groups, partially offset by an increase in ADR for groups. The decrease in group occupancy was partially attributed to a large winter storm and a shift of the Easter holiday into the first quarter. Rooms expenses decreased at Gaylord National during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to decreased variable costs associated with the decrease in occupancy.

Food and beverage revenue decreased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily as a result of a decrease in banquets. Food and beverage expenses decreased in the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to a decrease in variable costs associated with the decrease in revenue.

Other revenue increased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to an increase in attrition and cancellation fee collections. Other hotel expenses decreased slightly in the three months ended March 31, 2016, as compared to the same period in 2015.

Depreciation and amortization at Gaylord National increased modestly during the three months ended March 31, 2016, as compared to the same period in 2015.

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three Months
	Ended March 31,
	2016	2015	% Change

Revenues	$17,306	$16,694	3.7%
Operating expenses	14,696	13,162	11.7%
Depreciation and amortization	1,647	1,412	16.6%

Operating income	$963	$2,120	-54.6%

Entertainment segment revenue increased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to increased attendance and additional shows at the Grand Ole Opry, as well as increased ancillary business such as tours and retail at the Ryman Auditorium.

Entertainment operating expenses increased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily as a result of increased variable expenses related to the increase in shows and ancillary revenues, as well as increased compensation costs.

Entertainment depreciation expense increased in the three months ended March 31, 2016, as compared to the same period in 2015, primarily as a result of our 2015 expansion of the Ryman Auditorium.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three Months
	Ended March 31,
	2016	2015	% Change

Operating expenses	$6,971	$7,094	-1.7%
Depreciation and amortization	657	715	-8.1%

Operating loss	$(7,628)	$(7,809)	-2.3%

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, decreased modestly in the three months ended March 31, 2016, as compared to the same period in 2015.

Corporate and Other depreciation and amortization expense decreased modestly in the three months ended March 31, 2016, as compared with the same period in 2015.

Operating Results – Preopening Costs

During the three months ended March 31, 2015, we incurred $0.6 million in preopening costs related to the AC Hotel. The hotel opened in April 2015.

Operating Results – Impairment and Other Charges

During the three months ended March 31, 2015, we incurred $2.9 million in impairment charges related to assets previously used in special events programming that was discontinued.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three Months
	Ended March 31,
	2016	2015	% Change

Interest expense	$(16,039)	$(13,813)	16.1%
Interest income	3,143	3,008	4.5%
Loss from joint ventures	(390)	—	-100.0%
Other gains and (losses), net	(47)	(20,232)	-99.8%
Benefit (provision) for income taxes	885	(321)	375.7%

Interest Expense

Interest expense increased $2.2 million during the three months ended March 31, 2016, as compared to the same period in 2015, due primarily to increased interest expense associated with our $400 million 5% senior notes, which we issued in April 2015, partially offset by decreased interest expense associated with our credit facility due to lower interest terms associated with our 2015 refinancing of the facility.

Cash interest expense increased $2.4 million to $14.9 million in the three months ended March 31, 2016, as compared to the same period in 2015. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, decreased $0.2 million to $1.1 million in the three months ended March 31, 2016, as compared to the same period in 2015.

Our weighted average interest rate on our borrowings was 4.3% and 3.9% for the three months ended March 31, 2016 and 2015, respectively.

Interest Income

Interest income for the three months ended March 31, 2016 and 2015 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

Loss from Joint Ventures

The loss from joint ventures for the three months ended March 31, 2016 primarily represents amounts related to a joint venture that we entered into related to a restaurant concept in Times Square in New York City. The restaurant is anticipated to open in late 2016.

Other Gains and (Losses), net

Other gains and (losses), net for the three months ended March 31, 2015 primarily consists of $20.2 million in losses on the change in the fair value of derivative liabilities associated with portions of the warrants associated with our previous 3.75% convertible notes.

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

For the three months ended March 31, 2016 and 2015, we recorded an income tax benefit (provision) of $0.9 million and $(0.3) million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction and the change in valuation allowance required at the TRSs. Included in the income tax benefit for the three months ended March 31, 2016 is a discrete benefit related to the adoption of ASU 2016-09, as described in Note 1 to the condensed consolidated financial statements included herein.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the three months ended March 31, 2016, our net cash flows provided by operating activities were $53.3 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $56.4 million, partially offset by unfavorable changes in working capital of approximately $3.1 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties.

During the three months ended March 31, 2015, our net cash flows provided by operating activities were $7.5 million, reflecting primarily cash provided by our income before depreciation expense, amortization expense, impairment and other charges, loss on repurchase of warrants and other non-cash charges of approximately $58.9 million, partially offset by unfavorable changes in working capital of approximately $51.4 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties and a decrease in accrued expenses primarily related to the payment of accrued compensation and accrued expenses associated with our hotel holiday programs.

Cash Flows From Investing Activities. During the three months ended March 31, 2016, our primary uses of funds for investing activities were our investment of $21.5 million in the Gaylord Rockies joint venture, purchases of property and equipment, which totaled $13.2 million, and an increase in restricted cash and cash equivalents associated with the furniture, fixtures and equipment (“FF&E”) reserve we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us. These uses of cash were partially offset by the receipt of $6.8 million in proceeds related to the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland. Purchases of property, plant and equipment consisted primarily of an expansion of the resort pool at Gaylord Texan, the renovation of a portion of the guest rooms at Gaylord Opryland, and ongoing maintenance capital expenditures for our existing properties.

During the three months ended March 31, 2015, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $18.7 million, partially offset by the receipt of $10.0 million in proceeds related to the sale of our rights in the letter of intent discussed above. Purchases of property, plant and equipment consisted primarily of an expansion of the Ryman Auditorium and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the three months ended March 31, 2016, our net cash flows used in financing activities were approximately $15.3 million, primarily reflecting the payment of $36.4 million in cash dividends and the payment of $24.8 million to repurchase and retire 0.5 million shares of our common stock, partially offset by $55.0 million in net borrowings under our credit facility.

During the three months ended March 31, 2015, our net cash flows used in financing activities were approximately $16.2 million, primarily reflecting $154.7 million to cash settle the remaining 4.7 million warrants associated with our 3.75% convertible notes and the payment of $28.8 million in cash dividends, partially offset by $171.0 million in net borrowings under our credit facility.

Liquidity

At March 31, 2016, we had $57.2 million in unrestricted cash and $336.5 million available for borrowing under our credit facility. During the three months ended March 31, 2016, we net borrowed $55.0 million under our credit facility, paid cash dividends of $36.4 million, paid $24.8 million to repurchase 0.5 million shares of our common stock, invested $21.5 million in the Gaylord Rockies joint venture, and incurred capital expenditures of $13.2 million. These net outflows were offset by cash flows from operating activities discussed above, resulting in the increase in our cash balance from December 31, 2015 to March 31, 2016.

We currently plan to pay a quarterly cash dividend of $0.75 per share in July 2016, October 2016 and January 2017, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2016 by spending between $115 million and $135 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, a freestanding event ballroom and expanded event space at Gaylord National, an expansion of the guest rooms and convention space at Gaylord Texan, and a room renovation at Gaylord Opryland. We also expect to invest approximately $38 million in the Gaylord Rockies joint venture during the remainder of 2016.

We believe that our cash on hand and cash from operations will be adequate to fund our general short-term commitments, as well as: (i) normal operating expenses, (ii) interest expense on long-term debt obligations, (iii) capital lease and operating lease obligations, and (iv) declared dividends. If our existing cash and cash from operations were inadequate to fund such items, we could draw on our credit facility, subject to the satisfaction of covenants in the credit facility. We believe that drawing on this credit facility will not be necessary for general working capital purposes. We may, however, draw on our credit facility for operational and capital needs, as well as our investment in Gaylord Rockies, in the future.

Our outstanding principal debt agreements, none of which mature prior to 2019, are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to their scheduled maturity date.

Principal Debt Agreements

At March 31, 2016, we were in compliance with all covenants related to our outstanding debt.

Credit Facility. On June 5, 2015, we entered into Amendment No. 2 (the “Amendment”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, to the Company’s Fourth Amended and Restated Credit Agreement (the “Credit Facility”). Prior to the Amendment, the Credit Facility consisted of a $700.0 million senior secured revolving credit facility (the “revolving credit facility”), a $300 million senior secured term loan (the “term loan A”), and a $400 million senior secured term loan B (the “term loan B”). Following the Amendment, the Credit Facility consists of the revolving credit facility and the term loan B, which matures on January 15, 2021. We paid off the previously outstanding term loan A during the second quarter of 2015 with a substantial portion of the proceeds from the Operating Partnership’s and Finco’s private placement of $400.0 million in aggregate principal amount of 5.00% senior notes due 2023 (the “$400 Million 5% Senior Notes”), and the term loan A was eliminated.

Pursuant to the Amendment, we extended the maturity date of the revolving credit facility under the Credit Facility to June 5, 2019 and provided for two additional six-month extension options, at our election. In addition, the Amendment lowered the adjustable margin for determining the interest rate on revolving loans based on our consolidated funded indebtedness to total asset value ratio (as defined in the Credit Facility). Interest on our borrowings under the revolving credit facility is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. The effective interest rate at March 31, 2016 was LIBOR plus 1.60%. Principal is payable in full at maturity. Further, the unused commitment fee was reduced to 0.2% to 0.3% per year of the average unused portion of the revolving credit facility.

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

At March 31, 2016, $361.4 million of borrowings were outstanding under the Credit Facility, and the lending banks had issued $2.1 million of letters of credit under the facility, which left $336.5 million of availability under the Credit Facility (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”) and $400 Million 5% Senior Notes.

$400 Million Term Loan Facility. On June 18, 2014, we amended the Credit Facility such that we added an additional senior secured term loan facility in the aggregate principal amount of up to $400.0 million to the Credit Facility. Proceeds from the term loan B were used to repay revolving loans under the Credit Facility, to repay our previous 3.75% convertible notes and to settle a portion of the warrants associated with the convertible notes. The term loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At March 31, 2016, the interest rate on the term loan B was LIBOR plus 2.75% and $393.0 million remained outstanding. The term loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million, with the balance due at maturity. Amounts borrowed under the term loan B that are repaid or prepaid may not be reborrowed. At closing, we drew down on the term loan B in full.

Consistent with our other loan under our Credit Facility, the term loan B is guaranteed by the Company, each of our four wholly-owned subsidiaries that own the Gaylord Hotels-branded properties, and certain other of our subsidiaries. The term loan B is secured by (i) a first mortgage lien on the real property of each of our Gaylord Hotels properties, (ii) pledges of equity interests in our subsidiaries that own the Gaylord Hotels properties, (iii) the personal property of the Company, the Operating Partnership and the guarantors and (iv) all proceeds and products from our Gaylord Hotels properties. Amounts drawn on the term loan B are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event a hotel property is sold).

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

Off-Balance Sheet Arrangements

As described in Note 11 to our condensed consolidated financial statements included herein, we have invested in a joint venture that will build and subsequently own Gaylord Rockies and expect to fund an additional amount of approximately $64.6 million in 2016 and 2017. In connection with this investment, we agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guaranty of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. We have also provided a completion guarantee under the construction loan capped at our pro rata share of all costs necessary to complete the project within the time specified in the senior loan documents. Further, we have agreed to a guaranty capped at our pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guaranties related to the construction loan, we agreed to provide a guaranty of the mezzanine debt related to the hotel including a payment guaranty capped at $8.75 million for which we are only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guaranties and liens. The guaranty related to the mezzanine debt also includes an uncapped completion guaranty and an uncapped guaranty of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guaranties related to the construction loan. As of March 31, 2016, we have not recorded any liability in the condensed consolidated balance sheet associated with these guarantees.

In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Credit Facility had issued $2.1 million of letters of credit at March 31, 2016. Except as set forth in these paragraphs, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2016, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$1,504,400	$—	$—	$754,400	$750,000
Capital leases	674	19	40	44	571
Operating leases (2)	621,521	4,628	8,633	9,159	599,101
Construction commitments (3)	28,808	28,808	—	—	—
Other commitments (4)	64,605	53,000	11,605	—	—

Total contractual obligations	$2,220,008	$86,455	$20,278	$763,603	$1,349,672

(1)	Long-term debt commitments do not include approximately $316.7 million in interest payments projected to be due in future years (less than 1 year – $58.5 million; 1-3 years – $116.7 million; 3-5 years – $99.9 million; more than 5 years – $41.6 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at March 31, 2016 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the interest we paid during 2015, 2014 and 2013.
(2)	Total operating lease commitments of $621.5 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(3)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2016, the amount funded into the reserve accounts will be 5.0% of the respective property’s total annual revenue. At March 31, 2016, $28.8 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.
(4)	Other commitments represents our expected capital contribution in the Gaylord Rockies project. Our total capital contribution is expected to be $86.1 million, of which $21.5 million was paid in the three months ended March 31, 2016. We expect to fund the remainder of our capital contribution during the remainder of 2016 and the first half of 2017. Our capital contributions will be funded from available cash on hand and borrowings under our revolving credit facility.

Due to the uncertainty with respect to the timing of future cash payments associated with our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan, we cannot make reasonably certain estimates of the period of cash settlement. Therefore, these obligations have been excluded from the contractual obligations table above. See Note 7 and Note 8 to our Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion related to these obligations.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets, stock-based compensation, depreciation and amortization, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no newly identified critical accounting policies in the first three months of 2016 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under the revolving credit portion of our Credit Facility bear interest at an annual rate of LIBOR plus 1.60%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $361.4 million in borrowings outstanding under the revolving credit portion of our Credit Facility at March 31, 2016 would increase by approximately $3.6 million.

Borrowings outstanding under our $400 million term loan B currently bear interest at an annual rate of LIBOR plus 2.75%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $393.0 million in borrowings outstanding under our $400 million term loan B at March 31, 2016 would increase by approximately $3.9 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at March 31, 2016. As a result, the interest rate market risk implicit in these investments at March 31, 2016, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At March 31, 2016, the value of the investments in the pension fund was $64.6 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.5 million.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to certain litigation in the ordinary course, as described in Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included herein and which our management deems immaterial and will not have a material effect on our results of operations, financial condition or liquidity.

ITEM 1A. RISK FACTORS.

There have been no material changes in our “Risk Factors” as previously set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended March 31, 2016 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2016	275,686	$45.26	275,686	$87,522,000
February 1 – February 29, 2016	260,235	$46.87	260,235	$75,325,000
March 1 – March 31, 2016	2,825	$47.98	2,825	$75,189,000

Total	538,746	$46.05	538,746	N/A

(1)	On August 20, 2015, the Company announced that its board of directors authorized a share repurchase program for up to $100.0 million of the Company’s common stock using cash on hand and borrowings under its revolving credit line to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, with any market purchases to be made during open trading window periods or pursuant to any applicable SEC Rule 10b5-1 trading plans. The timing, prices, and size of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: May 5, 2016	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.