Form 10-Q
period 2016-06-30
Ryman Hospitality Properties, Inc.
filed 2016-08-04
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2016
Common Stock, par value $.01	51,001,434 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2016

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements.	1

Condensed Consolidated Balance Sheets (Unaudited) - June 30, 2016 and December 31, 2015	1

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) - For the Three Months and Six Months Ended June 30, 2016 and 2015	2

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Six Months Ended June 30, 2016 and 2015	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	46

Item 4. Controls and Procedures.	47

Part II - Other Information

Item 1. Legal Proceedings.	47

Item 1A. Risk Factors.	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	47

Item 3. Defaults Upon Senior Securities.	48

Item 4. Mine Safety Disclosures.	48

Item 5. Other Information.	48

Item 6. Exhibits.	48

SIGNATURES	49

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30,	December 31,
	2016	2015
ASSETS:
Property and equipment, net of accumulated depreciation	$1,984,035	$1,982,816
Cash and cash equivalents - unrestricted	50,732	56,291
Cash and cash equivalents - restricted	29,966	22,355
Notes receivable	155,357	152,560
Trade receivables, less allowance of $642 and $919, respectively	52,568	55,033
Prepaid expenses and other assets	83,230	62,379

Total assets	$2,355,888	$2,331,434

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,493,632	$1,431,710
Accounts payable and accrued liabilities	136,683	153,383
Dividends payable	38,949	36,868
Deferred management rights proceeds	181,603	183,119
Deferred income tax liabilities, net	520	1,163
Other liabilities	147,536	145,629
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,000 and 51,291 shares issued and outstanding, respectively	510	513
Additional paid-in capital	889,085	887,501
Treasury stock of 526 and 511 shares, at cost	(10,748)	(10,001)
Accumulated deficit	(496,883)	(473,404)
Accumulated other comprehensive loss	(24,999)	(25,047)

Total stockholders’ equity	356,965	379,562

Total liabilities and stockholders’ equity	$2,355,888	$2,331,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Rooms	$111,331	$104,540	$208,300	$199,261
Food and beverage	127,217	119,042	249,450	237,373
Other hotel revenue	23,781	22,253	48,770	45,655
Entertainment	33,886	28,201	51,192	44,895

Total revenues	296,215	274,036	557,712	527,184
Operating expenses:
Rooms	28,140	26,802	54,121	52,869
Food and beverage	67,998	64,789	136,255	129,864
Other hotel expenses	73,491	70,109	146,179	140,405
Management fees	5,501	3,791	10,838	7,303

Total hotel operating expenses	175,130	165,491	347,393	330,441
Entertainment	20,834	16,659	35,530	29,821
Corporate	6,897	6,273	13,868	13,367
Preopening costs	—	199	—	791
Impairment and other charges	—	—	—	2,890
Depreciation and amortization	26,409	28,399	55,182	56,969

Total operating expenses	229,270	217,021	451,973	434,279

Operating income	66,945	57,015	105,739	92,905
Interest expense	(16,016)	(17,814)	(32,055)	(31,627)
Interest income	3,008	3,393	6,151	6,401
Loss from joint ventures	(1,058)	—	(1,448)	—
Other gains and (losses), net	(133)	(339)	(180)	(20,571)

Income before income taxes	52,746	42,255	78,207	47,108
Provision for income taxes	(1,415)	(866)	(530)	(1,187)

Net income	$51,331	$41,389	$77,677	$45,921

Basic income per share	$1.01	$0.81	$1.52	$0.90

Fully diluted income per share	$1.00	$0.80	$1.51	$0.89

Dividends declared per common share	$0.75	$0.65	$1.50	$1.30

Comprehensive income, net of taxes	$51,334	$41,426	$77,725	$46,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

(In thousands)

	2016	2015
Cash Flows from Operating Activities:
Net income	$77,677	$45,921
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	(598)	244
Depreciation and amortization	55,182	56,969
Amortization of deferred financing costs	2,432	2,854
Impairment and other charges	—	2,890
Loss on repurchase of warrants	—	20,246
Write-off of deferred financing costs	—	1,928
Stock-based compensation expense	3,062	3,057
Changes in:
Trade receivables	2,465	(23,324)
Accounts payable and accrued liabilities	(16,638)	(29,104)
Other assets and liabilities	3,320	(2,425)

Net cash flows provided by operating activities	126,902	79,256

Cash Flows from Investing Activities:
Purchases of property and equipment	(55,878)	(38,818)
Proceeds from sale of Peterson LOI	6,785	10,000
Investment in Gaylord Rockies joint venture	(31,944)	—
Increase in restricted cash and cash equivalents	(7,611)	(7,860)
Other investing activities	(1,900)	340

Net cash flows used in investing activities	(90,548)	(36,338)

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit facility	67,500	(246,000)
Repayments under term loan B	(2,000)	(2,000)
Issuance of senior notes	—	400,000
Repayment of note payable related to purchase of AC Hotel	(6,000)	—
Repurchase of common stock warrants	—	(154,681)
Deferred financing costs paid	—	(10,723)
Repurchase of Company stock for retirement	(24,811)	—
Payment of dividend	(74,648)	(62,070)
Proceeds from exercise of stock options	1,142	1,430
Payment of tax withholdings for share-based compensation	(3,087)	(3,646)
Other financing activities	(9)	(317)

Net cash flows used in financing activities	(41,913)	(78,007)

Net change in cash and cash equivalents	(5,559)	(35,089)
Cash and cash equivalents - unrestricted, beginning of period	56,291	76,408

Cash and cash equivalents - unrestricted, end of period	$50,732	$41,319

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

3. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average shares outstanding - basic	50,977	51,269	51,011	51,196
Effect of dilutive stock-based compensation	244	332	285	366

Weighted average shares outstanding - diluted	51,221	51,601	51,296	51,562

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is composed of amounts related to the Company’s minimum pension liability. During the three months and six months ended June 30, 2016 and 2015, the Company recorded no other comprehensive income. During the three months and six months ended June 30, 2016, the Company reclassified $0.1 million, and during the three months and six months ended June 30, 2015, the Company reclassified $0.1 million and $0.2 million, respectively, from accumulated other comprehensive loss into operating expenses in the Company’s condensed consolidated statements of operations included herein.

5. PROPERTY AND EQUIPMENT:

Property and equipment at June 30, 2016 and December 31, 2015 is recorded at cost and summarized as follows (in thousands):

	June 30,	December 31,
	2016	2015
Land and land improvements	$263,170	$255,179
Buildings	2,381,759	2,369,851
Furniture, fixtures and equipment	612,000	603,529
Construction-in-progress	32,027	10,576

	3,288,956	3,239,135
Accumulated depreciation	(1,304,921)	(1,256,319)

Property and equipment, net	$1,984,035	$1,982,816

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

During the three months ended June 30, 2016 and 2015, the Company recorded interest income of $3.0 million and $3.4 million, respectively, on these bonds. During the six months ended June 30, 2016 and 2015, the Company recorded interest income of $6.1 million and $6.4 million, respectively, on these bonds. The Company received payments of $3.3 million and $3.4 million during the six months ended June 30, 2016 and 2015, respectively, relating to these notes receivable. See additional discussion regarding the fair value of these notes receivable in Note 13.

7. DEBT:

The Company’s debt and capital lease obligations at June 30, 2016 and December 31, 2015 consisted of (in thousands):

	June 30,	December 31,
	2016	2015
$700 Million Revolving Credit Facility, interest at LIBOR plus 1.65%, maturing June 5, 2019, less unamortized deferred financing costs of $6,301 and $7,335	$367,599	$299,065
$400 Million Term Loan B, interest at LIBOR plus 2.75%, maturing January 15, 2021, less unamortized deferred financing costs of $5,865 and $6,457	386,135	387,543
$350 Million Senior Notes, interest at 5.0%, maturing April 15, 2021, less unamortized deferred financing costs of $4,676 and $5,107	345,324	344,893
$400 Million Senior Notes, interest at 5.0%, maturing April 15, 2023, less unamortized deferred financing costs of $6,094 and $6,469	393,906	393,531
AC Hotel Note Payable	—	6,000
Capital lease obligations	668	678

Total debt	1,493,632	1,431,710
Less amounts due within one year	(19)	(6,019)

Total long-term debt	$1,493,613	$1,425,691

At June 30, 2016, the Company was in compliance with all of its covenants related to its outstanding debt.

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

During the six months ended June 30, 2016, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $47.53 per award. There were 0.5 million restricted stock units outstanding at June 30, 2016 and December 31, 2015.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.5 million for the three months ended June 30, 2016 and 2015, and $3.1 million for the six months ended June 30, 2016 and 2015.

9. PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest cost	$953	$986	$1,930	$1,972
Expected return on plan assets	(1,006)	(1,188)	(2,040)	(2,376)
Amortization of net actuarial loss	322	309	614	617

Total net periodic pension expense	$269	$107	$504	$213

Net postretirement benefit income reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest cost	$30	$53	$60	$106
Amortization of net actuarial loss	62	118	121	236
Amortization of prior service credit	(329)	(329)	(657)	(657)

Total net postretirement benefit income	$(237)	$(158)	$(476)	$(315)

10. INCOME TAXES:

The Company has elected to be taxed as a REIT effective January 1, 2013, pursuant to the U.S. Internal Revenue Code of 1986, as amended. As a REIT, generally the Company will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that it distributes to its stockholders. The Company will, however, be subject to corporate income taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2013) that result from gains on the sale of certain assets occurring prior to January 1, 2018. In addition, the Company will continue to be required to pay federal and state corporate income taxes on earnings of its taxable REIT subsidiaries (“TRSs”).

The Company recorded an income tax provision of $1.4 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively, related to the current period operations of the Company. These results differ from the statutory rate primarily due to the REIT dividends paid deduction and the change in valuation allowance required at the TRSs. Included in the income tax provision for the six months ended June 30, 2016 is a discrete benefit related to the adoption of ASU 2016-09 discussed in Note 1.

At June 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefits.

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

The Company acquired a 35% interest in a limited liability company which will own the real property comprising the hotel for a capital contribution expected to total $86.1 million. Simultaneously, the Company also acquired a 35% interest in a limited liability company which will lease the hotel from the property owner and assume the Marriott management agreement prior to the opening of the hotel. The Company has funded $31.9 million of its capital contribution, which is included in Prepaid Expenses and Other Assets in the accompanying condensed consolidated balance sheet at June 30, 2016, and expects to fund the remainder of its capital contribution during the remainder of 2016 and the first half of 2017. The Company’s capital contributions will be funded from available cash on hand and borrowings under its revolving credit facility.

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

In connection with the agreements, the Company agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guaranty of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. The Company has also provided a completion guarantee under the construction loan capped at its pro rata share of all costs necessary to complete the project within the time specified in the joint venture’s loan documents. Further, the Company has agreed to a guaranty capped at its pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guaranties related to the construction loan, the Company agreed to provide a guaranty of the mezzanine debt related to the hotel including a payment guaranty capped at $8.75 million for which the Company is only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guaranties and liens. The guaranty related to the mezzanine debt also includes an uncapped completion guaranty and an uncapped guaranty of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guaranties related to the construction loan. As of June 30, 2016, the Company had not recorded any liability in the condensed consolidated balance sheet associated with these guarantees.

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

During the three months ended March 31, 2016, the Company repurchased 0.5 million shares of its common stock for an aggregate purchase price of $24.8 million, which the Company funded using cash on hand and borrowings under its revolving credit facility. The repurchased stock, which represents the entirety of shares that have been repurchased under the current authorization, was cancelled by the Company and has been reflected as a reduction of retained earnings at June 30, 2016 in the accompanying condensed consolidated financial statements.

Dividends

On February 26, 2016, the Company’s board of directors declared the Company’s first quarter 2016 cash dividend in the amount of $0.75 per share of common stock, or an aggregate of approximately $38.2 million in cash, which was paid on April 15, 2016 to stockholders of record as of the close of business on March 31, 2016.

On June 13, 2016, the Company’s board of directors declared the Company’s second quarter 2016 cash dividend in the amount of $0.75 per share of common stock, or an aggregate of approximately $38.3 million in cash, which was paid on July 15, 2016 to stockholders of record as of the close of business on June 30, 2016.

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

At June 30, 2016 and December 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan. These investments consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1. The Company has consistently applied the above valuation techniques in all periods presented and believes it has obtained the most accurate information available for each type of instrument.

The Company had no liabilities required to be measured at fair value at June 30, 2016 and December 31, 2015. The Company’s assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, were as follows (in thousands):

		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$19,605	$19,605	$—	$—

Total assets measured at fair value	$19,605	$19,605	$—	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$19,289	$19,289	$—	$—

Total assets measured at fair value	$19,289	$19,289	$—	$—

The remainder of the assets and liabilities held by the Company at June 30, 2016 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 6 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, in connection with the development of Gaylord National, the Company received two bonds (“Series A Bond” and “Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $84.9 million and $70.4 million, respectively, at June 30, 2016. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value at June 30, 2016 and the fair value of the Series B Bond was approximately $62 million at June 30, 2016. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired at June 30, 2016.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Hospitality	$262,329	$245,835	$506,520	$482,289
Entertainment	33,886	28,201	51,192	44,895
Corporate and Other	—	—	—	—

Total	$296,215	$274,036	$557,712	$527,184

Depreciation and amortization:
Hospitality	$24,181	$26,349	$50,650	$52,792
Entertainment	1,561	1,353	3,208	2,765
Corporate and Other	667	697	1,324	1,412

Total	$26,409	$28,399	$55,182	$56,969

Operating income:
Hospitality	$63,018	$53,995	$108,477	$99,056
Entertainment	11,491	10,189	12,454	12,309
Corporate and Other	(7,564)	(6,970)	(15,192)	(14,779)
Preopening costs	—	(199)	—	(791)
Impairment and other charges	—	—	—	(2,890)

Total operating income	66,945	57,015	105,739	92,905
Interest expense	(16,016)	(17,814)	(32,055)	(31,627)
Interest income	3,008	3,393	6,151	6,401
Loss from joint ventures	(1,058)	—	(1,448)	—
Other gains and (losses), net	(133)	(339)	(180)	(20,571)

Income before income taxes	$52,746	$42,255	$78,207	$47,108

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

The following condensed consolidating financial information includes certain allocations of expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$14,894	$—	$1,605,596	$363,545	$—	$1,984,035
Cash and cash equivalents - unrestricted	67	353	15	50,297	—	50,732
Cash and cash equivalents - restricted	—	—	—	29,966	—	29,966
Notes receivable	—	—	—	155,357	—	155,357
Trade receivables, less allowance	—	—	—	52,568	—	52,568
Prepaid expenses and other assets	32	92	71,046	84,559	(72,499)	83,230
Intercompany receivables, net	—	—	1,451,915	—	(1,451,915)	—
Investments	960,919	2,795,064	531,134	697,380	(4,984,497)	—

Total assets	$975,912	$2,795,509	$3,659,706	$1,433,672	$(6,508,911)	$2,355,888

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,492,964	$—	$668	$—	$1,493,632
Accounts payable and accrued liabilities	42	8,066	1,796	199,265	(72,486)	136,683
Dividends payable	38,949	—	—	—	—	38,949
Deferred management rights proceeds	—	—	—	181,603	—	181,603
Deferred income tax liabilities, net	1,216	—	544	(1,240)	—	520
Other liabilities	—	—	87,367	60,182	(13)	147,536
Intercompany payables, net	578,740	575,301	—	297,874	(1,451,915)	—
Commitments and contingencies Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	510	1	1	2,387	(2,389)	510
Additional paid-in-capital	889,085	897,746	2,812,431	1,213,325	(4,923,502)	889,085
Treasury stock	(10,748)	—	—	—	—	(10,748)
Accumulated deficit	(496,883)	(178,569)	757,567	(495,393)	(83,605)	(496,883)
Accumulated other comprehensive loss	(24,999)	—	—	(24,999)	24,999	(24,999)

Total stockholders’ equity	356,965	719,178	3,569,999	695,320	(4,984,497)	356,965

Total liabilities and stockholders’ equity	$975,912	$2,795,509	$3,659,706	$1,433,672	$(6,508,911)	$2,355,888

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$6,869	$—	$1,622,674	$353,273	$—	$1,982,816
Cash and cash equivalents - unrestricted	23	1,578	158	54,532	—	56,291
Cash and cash equivalents - restricted	—	—	—	22,355	—	22,355
Notes receivable	—	—	—	152,560	—	152,560
Trade receivables, less allowance	—	—	—	55,033	—	55,033
Prepaid expenses and other assets	7,111	—	116,218	57,264	(118,214)	62,379
Intercompany receivables, net	—	—	1,284,587	—	(1,284,587)	—
Investments	976,809	2,795,064	531,628	697,381	(5,000,882)	—

Total assets	$990,812	$2,796,642	$3,555,265	$1,392,398	$(6,403,683)	$2,331,434

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,431,032	$—	$678	$—	$1,431,710
Accounts payable and accrued liabilities	103	8,153	1,390	262,234	(118,497)	153,383
Dividends payable	36,868	—	—	—	—	36,868
Deferred management rights proceeds	—	—	—	183,119	—	183,119
Deferred income tax liabilities, net	1,609	—	599	(1,045)	—	1,163
Other liabilities	—	—	84,746	60,600	283	145,629
Intercompany payables, net	572,670	506,341	—	205,576	(1,284,587)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	513	1	1	2,387	(2,389)	513
Additional paid-in-capital	887,501	996,425	2,812,431	1,213,324	(5,022,180)	887,501
Treasury stock	(10,001)	—	—	—	—	(10,001)
Accumulated deficit	(473,404)	(145,310)	656,098	(509,428)	(1,360)	(473,404)
Accumulated other comprehensive loss	(25,047)	—	—	(25,047)	25,047	(25,047)

Total stockholders’ equity	379,562	851,116	3,468,530	681,236	(5,000,882)	379,562

Total liabilities and stockholders’ equity	$990,812	$2,796,642	$3,555,265	$1,392,398	$(6,403,683)	$2,331,434

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$111,331	$—	$111,331
Food and beverage	—	—	—	127,217	—	127,217
Other hotel revenue	—	—	77,689	27,745	(81,653)	23,781
Entertainment	59	—	—	33,873	(46)	33,886

Total revenues	59	—	77,689	300,166	(81,699)	296,215
Operating expenses:
Rooms	—	—	—	28,140	—	28,140
Food and beverage	—	—	—	67,998	—	67,998
Other hotel expenses	—	—	10,944	140,127	(77,580)	73,491
Management fees	—	—	—	5,501	—	5,501

Total hotel operating expenses	—	—	10,944	241,766	(77,580)	175,130
Entertainment	—	—	—	20,880	(46)	20,834
Corporate	111	433	1	6,352	—	6,897
Corporate overhead allocation	2,303	—	1,770	—	(4,073)	—
Depreciation and amortization	48	—	14,755	11,606	—	26,409

Total operating expenses	2,462	433	27,470	280,604	(81,699)	229,270

Operating income (loss)	(2,403)	(433)	50,219	19,562	—	66,945

Interest expense	—	(16,339)	94	229	—	(16,016)
Interest income	—	—	—	3,008	—	3,008
Loss from joint ventures	—	—	—	(1,058)	—	(1,058)
Other gains and (losses), net	—	—	(87)	(46)	—	(133)

Income (loss) before income taxes	(2,403)	(16,772)	50,226	21,695	—	52,746
Provision for income taxes	—	—	(97)	(1,318)	—	(1,415)
Equity in subsidiaries’ earnings, net	53,734	—	—	—	(53,734)	—

Net income (loss)	$51,331	$(16,772)	$50,129	$20,377	$(53,734)	$51,331

Comprehensive income (loss)	$51,334	$(16,772)	$50,129	$20,380	$(53,737)	$51,334

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2015

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$104,540	$—	$104,540
Food and beverage	—	—	—	119,042	—	119,042
Other hotel revenue	—	—	74,776	26,685	(79,208)	22,253
Entertainment	58	—	—	28,190	(47)	28,201

Total revenues	58	—	74,776	278,457	(79,255)	274,036
Operating expenses:
Rooms	—	—	—	26,802	—	26,802
Food and beverage	—	—	—	64,789	—	64,789
Other hotel expenses	—	—	10,900	133,878	(74,669)	70,109
Management fees	—	—	—	3,791	—	3,791

Total hotel operating expenses	—	—	10,900	229,260	(74,669)	165,491
Entertainment	—	—	—	16,705	(46)	16,659
Corporate	121	333	2	5,817	—	6,273
Corporate overhead allocation	2,534	—	2,006	—	(4,540)	—
Preopening costs	—	—	—	199	—	199
Depreciation and amortization	31	—	14,729	13,639	—	28,399

Total operating expenses	2,686	333	27,637	265,620	(79,255)	217,021

Operating income (loss)	(2,628)	(333)	47,139	12,837	—	57,015
Interest expense	—	(17,912)	2	96	—	(17,814)
Interest income	—	—	—	3,393	—	3,393
Other gains and (losses), net	(60)	—	—	(279)	—	(339)

Income (loss) before income taxes	(2,688)	(18,245)	47,141	16,047	—	42,255
(Provision) benefit for income taxes	—	22	(123)	(765)	—	(866)
Equity in subsidiaries’ earnings, net	44,077	—	—	—	(44,077)	—

Net income (loss)	$41,389	$(18,223)	$47,018	$15,282	$(44,077)	$41,389

Comprehensive income (loss)	$41,426	$(18,223)	$47,018	$15,319	$(44,114)	$41,426

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$208,300	$—	$208,300
Food and beverage	—	—	—	249,450	—	249,450
Other hotel revenue	—	—	156,336	56,459	(164,025)	48,770
Entertainment	148	—	—	51,166	(122)	51,192

Total revenues	148	—	156,336	565,375	(164,147)	557,712
Operating expenses:
Rooms	—	—	—	54,121	—	54,121
Food and beverage	—	—	—	136,255	—	136,255
Other hotel expenses	—	—	21,889	280,409	(156,119)	146,179
Management fees	—	—	—	10,838	—	10,838

Total hotel operating expenses	—	—	21,889	481,623	(156,119)	347,393
Entertainment	—	—	—	35,652	(122)	35,530
Corporate	194	807	2	12,865	—	13,868
Corporate overhead allocation	4,470	—	3,436	—	(7,906)	—
Depreciation and amortization	80	—	29,498	25,604	—	55,182

Total operating expenses	4,744	807	54,825	555,744	(164,147)	451,973

Operating income (loss)	(4,596)	(807)	101,511	9,631	—	105,739

Interest expense	—	(32,452)	135	262	—	(32,055)
Interest income	28	—	—	6,123	—	6,151
Loss from joint ventures	—	—	—	(1,448)	—	(1,448)
Other gains and (losses), net	—	—	(87)	(93)	—	(180)

Income (loss) before income taxes	(4,568)	(33,259)	101,559	14,475	—	78,207
Provision for income taxes	—	—	(90)	(440)	—	(530)
Equity in subsidiaries’ earnings, net	82,245	—	—	—	(82,245)	—

Net income (loss)	$77,677	$(33,259)	$101,469	$14,035	$(82,245)	$77,677

Comprehensive income (loss)	$77,725	$(33,259)	$101,469	$14,083	$(82,293)	$77,725

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2015

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$199,261	$—	$199,261
Food and beverage	—	—	—	237,373	—	237,373
Other hotel revenue	—	—	150,336	54,353	(159,034)	45,655
Entertainment	115	—	—	44,897	(117)	44,895

Total revenues	115	—	150,336	535,884	(159,151)	527,184
Operating expenses:
Rooms	—	—	—	52,869	—	52,869
Food and beverage	—	—	—	129,864	—	129,864
Other hotel expenses	—	—	21,868	268,657	(150,120)	140,405
Management fees	—	—	—	7,303	—	7,303

Total hotel operating expenses	—	—	21,868	458,693	(150,120)	330,441
Entertainment	—	—	—	29,938	(117)	29,821
Corporate	173	649	2	12,543	—	13,367
Corporate overhead allocation	4,999	—	3,915	—	(8,914)	—
Preopening costs	—	—	—	791	—	791
Impairment and other charges	—	—	—	2,890	—	2,890
Depreciation and amortization	63	—	29,515	27,391	—	56,969

Total operating expenses	5,235	649	55,300	532,246	(159,151)	434,279

Operating income (loss)	(5,120)	(649)	95,036	3,638	—	92,905
Interest expense	—	(31,763)	2	134	—	(31,627)
Interest income	—	—	—	6,401	—	6,401
Other gains and (losses), net	(20,246)	—	—	(325)	—	(20,571)

Income (loss) before income taxes	(25,366)	(32,412)	95,038	9,848	—	47,108
(Provision) benefit for income taxes	—	22	(124)	(1,085)	—	(1,187)
Equity in subsidiaries’ earnings, net	71,287	—	—	—	(71,287)	—

Net income (loss)	$45,921	$(32,390)	$94,914	$8,763	$(71,287)	$45,921

Comprehensive income (loss)	$46,017	$(32,390)	$94,914	$8,859	$(71,383)	$46,017

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$102,768	$(60,725)	$12,326	$72,533	$—	$126,902

Purchases of property and equipment	(8,105)	—	(12,497)	(35,276)	—	(55,878)
Proceeds from sale of Peterson LOI	6,785	—	—	—	—	6,785
Investment in Gaylord Rockies joint venture	—	—	—	(31,944)	—	(31,944)
Increase in restricted cash and cash equivalents	—	—	—	(7,611)	—	(7,611)
Other investing activities	—	—	28	(1,928)	—	(1,900)

Net cash used in investing activities	(1,320)	—	(12,469)	(76,759)	—	(90,548)

Net borrowings under credit facility	—	67,500	—	—	—	67,500
Repayments under term loan B	—	(2,000)	—	—	—	(2,000)
Repayment of note payable related to purchase of AC Hotel	—	(6,000)	—	—	—	(6,000)
Repurchase of Company stock for retirement	(24,811)	—	—	—	—	(24,811)
Payment of dividend	(74,648)	—	—	—	—	(74,648)
Proceeds from exercise of stock options	1,142	—	—	—	—	1,142
Payment of tax withholdings for share-based compensation	(3,087)	—	—	—	—	(3,087)
Other financing activities	—	—	—	(9)	—	(9)

Net cash provided by (used in) financing activities	(101,404)	59,500	—	(9)	—	(41,913)

Net change in cash and cash equivalents	44	(1,225)	(143)	(4,235)	—	(5,559)
Cash and cash equivalents at beginning of period	23	1,578	158	54,532	—	56,291

Cash and cash equivalents at end of period	$67	$353	$15	$50,297	$—	$50,732

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2015

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$208,725	$(140,988)	$398	$11,121	$—	$79,256

Purchases of property and equipment	(53)	—	(387)	(38,378)	—	(38,818)
Proceeds from sale of Peterson LOI	10,000	—	—	—	—	10,000
Increase in restricted cash and cash equivalents	—	—	—	(7,860)	—	(7,860)
Other investing activities	—	—	—	340	—	340

Net cash provide by (used in) investing activities	9,947	—	(387)	(45,898)	—	(36,338)

Net repayments under credit facility	—	(246,000)	—	—	—	(246,000)
Repayments under term loan B	—	(2,000)	—	—	—	(2,000)
Issuance of senior notes	—	400,000	—	—	—	400,000
Repurchase of common stock warrants	(154,681)	—	—	—	—	(154,681)
Deferred financing costs paid	—	(10,723)	—	—	—	(10,723)
Payment of dividend	(62,070)	—	—	—	—	(62,070)
Proceeds from exercise of stock option and purchase plans	1,430	—	—	—	—	1,430
Payment of tax withholdings for share-based compensation	(3,646)	—	—	—	—	(3,646)
Other financing activities	—	—	—	(317)	—	(317)

Net cash provided by (used in) financing activities	(218,967)	141,277	—	(317)	—	(78,007)

Net change in cash and cash equivalents	(295)	289	11	(35,094)	—	(35,089)
Cash and cash equivalents at beginning of period	392	1,001	36	74,979	—	76,408

Cash and cash equivalents at end of period	$97	$1,290	$47	$39,885	$—	$41,319

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

Overview

On January 1, 2013, we began operating as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,805 rooms that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”), the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National that opened in April 2015. We also own and operate a number of media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

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

Dividend Policy and Share Repurchase Program

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. On February 26, 2016, our board of directors declared our first quarter 2016 cash dividend in the amount of $0.75 per share of common stock, or an aggregate of approximately $38.2 million in cash, which was paid on April 15, 2016 to stockholders of record as of the close of business on March 31, 2016. On June 13, 2016, our board of directors declared our second quarter 2016 cash dividend in the amount of $0.75 per share of common stock, or an aggregate of approximately $38.3 million in cash, which was paid on July 15, 2016 to stockholders of record as of the close of business on June 30, 2016. We currently plan to pay a quarterly cash dividend of $0.75 per share of common stock in October 2016 and January 2017. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

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

During the three months ended March 31, 2016, we repurchased 0.5 million shares of our common stock for an aggregate purchase price of $24.8 million, which we funded using cash on hand and borrowings under our revolving credit facility. The repurchased stock, which represents the entirety of shares that have been repurchased under the current authorization, was cancelled and has been reflected as a reduction of retained earnings at June 30, 2016 in the accompanying condensed consolidated financial statements.

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

We acquired a 35% interest in the project for a capital contribution expected to total $86.1 million. We have funded $31.9 million of our capital contribution and expect to fund the remainder of our capital contribution during the remainder of 2016 and the first half of 2017. Our capital contributions will be funded from available cash on hand and borrowings under our revolving credit facility.

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

A subsidiary of the Company will provide designated asset management services on behalf of the hotel during the pre-construction period in exchange for a flat fee, and after opening of the hotel, in exchange for a fee based on the hotel’s gross revenues on an annual basis.

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

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland, the AC Hotel, and our investment in the Gaylord Rockies joint venture.

•	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM and our Nashville attractions, which are owned in TRSs.

•	Corporate and Other, consisting of our corporate expenses.

For the three months and six months ended June 30, 2016 and 2015, our total revenues were divided among these business segments as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2016	2015	2016	2015
Hospitality	89%	90%	91%	91%
Entertainment	11%	10%	9%	9%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and six months ended June 30, 2016 and 2015. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended June 30,				Six Months Ended June 30,
	2016	%	2015	%	2016	%	2015	%
Income Statement Data:
REVENUES:
Rooms	$111,331	37.6%	$104,540	38.1%	$208,300	37.3%	$199,261	37.8%
Food and beverage	127,217	42.9%	119,042	43.4%	249,450	44.7%	237,373	45.0%
Other hotel revenue	23,781	8.0%	22,253	8.1%	48,770	8.7%	45,655	8.7%
Entertainment	33,886	11.4%	28,201	10.3%	51,192	9.2%	44,895	8.5%

Total revenues	296,215	100.0%	274,036	100.0%	557,712	100.0%	527,184	100.0%

OPERATING EXPENSES:
Rooms	28,140	9.5%	26,802	9.8%	54,121	9.7%	52,869	10.0%
Food and beverage	67,998	23.0%	64,789	23.6%	136,255	24.4%	129,864	24.6%
Other hotel expenses	73,491	24.8%	70,109	25.6%	146,179	26.2%	140,405	26.6%
Management fees	5,501	1.9%	3,791	1.4%	10,838	1.9%	7,303	1.4%
Entertainment	20,834	7.0%	16,659	6.1%	35,530	6.4%	29,821	5.7%
Corporate	6,897	2.3%	6,273	2.3%	13,868	2.5%	13,367	2.5%
Preopening costs	—	0.0%	199	0.1%	—	0.0%	791	0.2%
Impairment and other charges	—	0.0%	—	0.0%	—	0.0%	2,890	0.5%
Depreciation and amortization:
Hospitality	24,181	8.2%	26,349	9.6%	50,650	9.1%	52,792	10.0%
Entertainment	1,561	0.5%	1,353	0.5%	3,208	0.6%	2,765	0.5%
Corporate and Other	667	0.2%	697	0.3%	1,324	0.2%	1,412	0.3%

Total depreciation and amortization	26,409	8.9%	28,399	10.4%	55,182	9.9%	56,969	10.8%

Total operating expenses	229,270	77.4%	217,021	79.2%	451,973	81.0%	434,279	82.4%

OPERATING INCOME:
Hospitality	63,018	24.0%	53,995	22.0%	108,477	21.4%	99,056	20.5%
Entertainment	11,491	33.9%	10,189	36.1%	12,454	24.3%	12,309	27.4%
Corporate and Other	(7,564)	(A)	(6,970)	(A)	(15,192)	(A)	(14,779)	(A)
Preopening costs	—	(A)	(199)	(A)	—	(A)	(791)	(A)
Impairment and other charges	—	(A)	—	(A)	—	(A)	(2,890)	(A)

Total operating income	66,945	22.6%	57,015	20.8%	105,739	19.0%	92,905	17.6%
Interest expense	(16,016)	(A)	(17,814)	(A)	(32,055)	(A)	(31,627)	(A)
Interest income	3,008	(A)	3,393	(A)	6,151	(A)	6,401	(A)
Loss from joint ventures	(1,058)	(A)	—	(A)	(1,448)	(A)	—	(A)
Other gains and (losses), net	(133)	(A)	(339)	(A)	(180)	(A)	(20,571)	(A)
Provision for income taxes	(1,415)	(A)	(866)	(A)	(530)	(A)	(1,187)	(A)

Net income	$51,331	(A)	$41,389	(A)	$77,677	(A)	$45,921	(A)

(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results

The following table summarizes our financial results for the three months and six months ended June 30, 2016 and 2015 (in thousands, except percentages and per share data):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Total revenues	$296,215	$274,036	8.1%	$557,712	$527,184	5.8%
Total operating expenses	229,270	217,021	5.6%	451,973	434,279	4.1%
Operating income	66,945	57,015	17.4%	105,739	92,905	13.8%
Net income	51,331	41,389	24.0%	77,677	45,921	69.2%
Net income per share - fully diluted	1.00	0.80	25.0%	1.51	0.89	69.7%

Total Revenues

The increase in our total revenues for the three months ended June 30, 2016, as compared to the same period in 2015, is attributable to increases in our Hospitality segment and Entertainment segment revenues for the 2016 period of $16.5 million and $5.7 million, respectively, as discussed more fully below. The increase in our total revenues for the six months ended June 30, 2016, as compared to the same period in 2015, is attributable to increases in our Hospitality segment and Entertainment segment revenues for the 2016 period of $24.2 million and $6.3 million, respectively, as discussed more fully below. Total Hospitality revenues in the three months and six months ended June 30, 2016 include $1.8 million and $5.2 million, respectively, in attrition and cancellation fee collections, an increase (decrease) of $(0.3) million and $1.5 million, respectively, from the 2015 periods.

Total Operating Expenses

The increase in our total operating expenses for the three months ended June 30, 2016, as compared to the same period in 2015, is primarily the result of increases in our Hospitality segment and Entertainment segment expenses of $9.6 million and $4.2 million, respectively. The increase in our total operating expenses for the six months ended June 30, 2016, as compared to the same period in 2015, is primarily the result of increases in our Hospitality segment and Entertainment segment expenses of $17.0 million and $5.7 million, respectively, partially offset by $2.9 million in impairment and other charges during 2015 that did not recur during 2016, as discussed more fully below.

Net Income

Our net income of $51.3 million for the three months ended June 30, 2016, as compared to net income of $41.4 million for the same period in 2015, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $1.8 million decrease in interest expense, due primarily to the 2015 period including $1.9 million in interest expense related to the write-off of deferred financing costs associated with the refinancing of our credit facility.

•	A $1.1 million loss from joint ventures during the 2016 period not incurred in the 2015 period.

Our net income of $77.7 million for the six months ended June 30, 2016, as compared to net income of $45.9 million for the same period in 2015, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $20.4 million increase in other gains and (losses), net due primarily to the prior year including losses for the change in fair value of derivative liabilities associated with portions of the warrants related to our previous 3.75% convertible notes.

•	A $1.4 million loss from joint ventures during the 2016 period not incurred in the 2015 period.

Factors and Trends Contributing to Performance

The most important factors and trends contributing to our performance during the three months and six months ended June 30, 2016 described herein were:

•	Increased outside-the-room spending at each of our hotel properties (an increase of 6.7% and 3.5%, respectively, for the 2016 periods, as compared to the 2015 periods), primarily as a result of increased catering revenue due to higher quality groups.

•	Increased occupancy at Gaylord Palms, Gaylord Texan and Gaylord National (an increase of 6.5 points of occupancy, 6.1 points of occupancy and 2.8 points of occupancy, respectively, during the three-month 2016 period, as compared to the 2015 period), primarily as a result of increased group and transient business.

•	Increased same-store net definite group room nights booked (an increase of 7.3% and 13.0%, respectively, for the 2016 periods as compared to the 2015 periods).

•	Increased revenue for our Entertainment segment (an increase of 20.2% and 14.0%, respectively, for the 2016 periods, as compared to the 2015 periods), primarily due to increased attendance at the Grand Ole Opry, as well as increased ancillary business such as tours and retail at the Ryman Auditorium.

•	The six-month 2015 period included losses of $20.2 million in other gains and losses, net, associated with losses on the change in the fair value of derivative liabilities associated with portions of the warrants related to our previous 3.75% convertible notes.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and six months ended June 30, 2016 and 2015 (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues (1):
Rooms	$111,331	$104,540	6.5%	$208,300	$199,261	4.5%
Food and beverage	127,217	119,042	6.9%	249,450	237,373	5.1%
Other hotel revenue	23,781	22,253	6.9%	48,770	45,655	6.8%

Total hospitality revenue	262,329	245,835	6.7%	506,520	482,289	5.0%
Hospitality operating expenses:
Rooms	28,140	26,802	5.0%	54,121	52,869	2.4%
Food and beverage	67,998	64,789	5.0%	136,255	129,864	4.9%
Other hotel expenses	73,491	70,109	4.8%	146,179	140,405	4.1%
Management fees	5,501	3,791	45.1%	10,838	7,303	48.4%
Depreciation and amortization	24,181	26,349	-8.2%	50,650	52,792	-4.1%

Total Hospitality operating expenses	199,311	191,840	3.9%	398,043	383,233	3.9%

Hospitality operating income (2)	$63,018	$53,995	16.7%	$108,477	$99,056	9.5%

Hospitality performance metrics:
Occupancy	78.0%	75.2%	3.7%	74.1%	73.1%	1.4%
ADR	$188.86	$184.32	2.5%	$186.19	$183.75	1.3%
RevPAR (3)	$147.40	$138.61	6.3%	$137.98	$134.36	2.7%
Total RevPAR (4)	$347.32	$325.96	6.6%	$335.51	$325.21	3.2%
Net Definite Group Room Nights Booked	429,507	402,433	6.7%	748,522	665,488	12.5%
Same-store Hospitality performance metrics (5):
Occupancy	78.0%	75.6%	3.2%	74.3%	73.3%	1.4%
ADR	$188.86	$183.83	2.7%	$186.20	$183.49	1.5%
RevPAR (3)	$147.32	$139.07	5.9%	$138.42	$134.54	2.9%
Total RevPAR (4)	$351.45	$330.46	6.4%	$340.18	$327.46	3.9%
Net Definite Group Room Nights Booked	426,735	397,743	7.3%	742,066	656,859	13.0%

(1)	Hospitality segment results and performance metrics include the results of our Gaylord Hotels and the Inn at Opryland for all periods presented. Results of the AC Hotel are included as of its opening in April 2015.
(2)	Hospitality segment operating income does not include $2.9 million of impairment charges during the six months ended June 30, 2015 and does not include $0.2 million and $0.8 million of preopening costs incurred during the three months and six months ended June 30, 2015, respectively. See the discussion of these items set forth below.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Same-store Hospitality performance metrics do not include the AC Hotel, which opened in April 2015.

The increase in total Hospitality segment revenue in the three months ended June 30, 2016, as compared to the same period in 2015, is primarily due to increases of $6.4 million, $4.7 million and $3.0 million at Gaylord Texan, Gaylord Palms and Gaylord National, respectively. The increase in total Hospitality segment revenue in the six months ended June 30, 2016, as compared to the same period in 2015, is primarily due to increases of $9.3 million, $7.1 million and $4.8 million at Gaylord Opryland, Gaylord Palms and Gaylord Texan, respectively.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Group	76%	76%	77%	78%
Transient	24%	24%	23%	22%

Rooms operating expenses increased in the three months and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to an increase at Gaylord Opryland, as described below.

The increase in food and beverage operating expenses in the three months ended June 30, 2016, as compared to the same period in 2015, is primarily attributable to increases at Gaylord Texan and Gaylord National, as described below. The increase in food and beverage operating expenses in the six months ended June 30, 2016, as compared to the same period in 2015, is primarily attributable to increases at Gaylord Opryland, Gaylord Texan and Gaylord Palms, as described below.

Other hotel expenses for the three months and six months ended June 30, 2016 and 2015 consist of the following (in thousands):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Administrative employment costs	$26,002	$25,935	0.3%	$52,700	$52,906	-0.4%
Utilities	6,638	6,984	-5.0%	13,134	13,617	-3.5%
Property taxes	8,053	8,055	0.0%	15,654	16,031	-2.4%
Other	32,798	29,135	12.6%	64,691	57,851	11.8%

Total other hotel expenses	$73,491	$70,109	4.8%	$146,179	$140,405	4.1%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs were stable during the three months and six months ended June 30, 2016, as compared to the same periods in 2015. Utility costs decreased slightly during the three months and six months ended June 30, 2016, as compared to the same periods in 2015. Property taxes were stable during the three months and decreased during the six months ended June 30, 2016, as compared to the same periods in 2015. The six-month period decrease was primarily due to a decrease at Gaylord Texan. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three months and six months ended June 30, 2016, as compared to the same periods in 2015, primarily as a result of various increases at each of our Gaylord Hotels properties.

As discussed above, each of our management agreements with Marriott requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. In the three months ended June 30, 2016 and 2015, we incurred $5.3 million and $4.2 million, respectively, and in the six months ended June 30, 2016 and 2015, we incurred $10.1 million and $8.2 million, respectively, related to base management fees for our Hospitality segment. In the three months ended June 30, 2016 and 2015, we also incurred $1.0 million and $0.3 million, respectively, and in the six months ended June 30, 2016 and 2015, we incurred $2.2 million and $0.6 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 2 to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense decreased in the three months and six months ended June 30, 2016, as compared to the same periods in 2015, primarily as a result of a decrease at Gaylord National, as described below.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and six months ended June 30, 2016 and 2015.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and six months ended June 30, 2016 and 2015 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Rooms	$36,606	$35,604	2.8%	$67,707	$63,230	7.1%
Food and beverage	34,286	33,724	1.7%	70,420	65,188	8.0%
Other hotel revenue	8,690	9,054	-4.0%	17,095	17,511	-2.4%

Total revenue	79,582	78,382	1.5%	155,222	145,929	6.4%
Operating expenses:
Rooms	8,802	7,910	11.3%	16,613	15,179	9.4%
Food and beverage	17,885	18,012	-0.7%	38,093	35,188	8.3%
Other hotel expenses	22,393	21,559	3.9%	44,054	41,920	5.1%
Management fees	1,795	1,199	49.7%	3,665	2,174	68.6%
Depreciation and amortization	7,348	7,550	-2.7%	14,889	15,278	-2.5%

Total operating expenses	58,223	56,230	3.5%	117,314	109,739	6.9%
Performance metrics:
Occupancy	77.2%	79.5%	-2.9%	74.3%	72.3%	2.8%
ADR	$180.88	$170.83	5.9%	$173.67	$167.59	3.6%
RevPAR	$139.58	$135.76	2.8%	$129.08	$121.21	6.5%
Total RevPAR	$303.45	$298.87	1.5%	$295.93	$279.75	5.8%

Rooms revenue and RevPAR increased at Gaylord Opryland during the three months and six months ended June 30, 2016, as compared to the same periods in 2015. The increase for the three-month 2016 period is the result of an increase in ADR for both groups and transient rates. The increase for the six-month 2016 period is the result of an increase in occupancy, due to an increase in group and transient business, and an increase in ADR, due to an increase in group rates. Rooms revenue and RevPAR were negatively impacted during the 2016 periods by a rooms renovation project at Gaylord Opryland, which resulted in approximately 8,630 room nights out of service during the 2016 periods. The rooms renovation project is expected to be completed in November 2016. The increase for the six-month 2016 period is partially attributable to a norovirus outbreak that occurred in January and February 2015 at the property, as well as a winter storm that occurred during February 2015. Rooms expenses increased during the three months and six months ended June 30, 2016, as compared to the same periods in 2015, primarily as a result of increased group commissions.

The increase in food and beverage revenue at Gaylord Opryland during the three months ended June 30, 2016, as compared to the same period in 2015, was primarily due to increased food and beverage outlet revenue. The increase in food and beverage revenue during the six months ended June 30, 2016, as compared to the same period in 2015, was primarily due to increased banquet revenues from corporate groups, as well as increased food and beverage outlet revenue. Food and beverage expenses decreased in three months ended June 30, 2016, as compared to the same period in 2015, primarily due to lower food costs. Food and beverage expenses increased in six months ended June 30, 2016, as compared to the same period in 2015, primarily as a result of an increase in variable costs associated with the increase in revenue.

Other revenue decreased at Gaylord Opryland during the three months and six months ended June 30, 2016, as compared to the same periods in 2015, primarily due to lower attrition and cancellation fee collections. Other hotel expenses increased in the three months and six months ended June 30, 2016, as compared to the same periods in 2015, primarily as a result of increases in sales and marketing expenses.

Depreciation and amortization decreased slightly at Gaylord Opryland during the three months and six months ended June 30, 2016, as compared to the same periods in 2015.

Gaylord Palms Results. The results of Gaylord Palms for the three months and six months ended June 30, 2016 and 2015 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Rooms	$16,929	$15,125	11.9%	$37,279	$35,524	4.9%
Food and beverage	24,153	21,749	11.1%	53,880	49,575	8.7%
Other hotel revenue	4,601	4,062	13.3%	10,283	9,217	11.6%

Total revenue	45,683	40,936	11.6%	101,442	94,316	7.6%
Operating expenses:
Rooms	3,607	3,560	1.3%	7,814	7,820	-0.1%
Food and beverage	12,708	11,944	6.4%	27,121	25,560	6.1%
Other hotel expenses	15,537	15,039	3.3%	31,927	30,969	3.1%
Management fees	1,007	603	67.0%	2,169	1,443	50.3%
Depreciation and amortization	4,762	4,640	2.6%	9,470	9,358	1.2%

Total operating expenses	37,621	35,786	5.1%	78,501	75,150	4.5%
Performance metrics:
Occupancy	78.3%	71.8%	9.1%	80.1%	77.3%	3.6%
ADR	$167.77	$164.72	1.9%	$181.31	$180.63	0.4%
RevPAR	$131.37	$118.22	11.1%	$145.16	$139.59	4.0%
Total RevPAR	$354.52	$319.95	10.8%	$395.02	$370.61	6.6%

Rooms revenue and RevPAR increased at Gaylord Palms during the three months and six months ended June 30, 2016, as compared to the same periods in 2015, due to an increase in occupancy and ADR for both group and transient business. Rooms expenses remained stable during the three months and six months ended June 30, 2016, as compared to the same periods in 2015, as increased variable costs associated with the increase in occupancy were largely offset by improved labor margins.

Food and beverage revenue increased at Gaylord Palms during the three months and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to an increase in banquets. In addition, new and refurbished dining outlets were opened in the second quarter of 2016, which led to increased food and beverage outlet revenue. Food and beverage expenses increased in the three months and six months ended June 30, 2016, as compared to the same periods in 2015, primarily as a result of an increase in variable costs associated with the increase in revenue, partially offset by improved labor margins.

Other revenue at Gaylord Palms increased during the three months and six months ended June 30, 2016, as compared to the same periods in 2015. The increase for the three-month 2016 period was primarily due to increased ancillary revenues, such as parking and resort fees related to the increase in occupancy. The increase for the six-month 2016 period was primarily a result of an increase in the collection of attrition and cancellation fees. Other hotel expenses increased in the three months and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to an increase in bad debt expense.

Depreciation and amortization increased slightly at Gaylord Palms during the three months and six months ended June 30, 2016, as compared to the same periods in 2015.

Gaylord Texan Results. The results of Gaylord Texan for the three months and six months ended June 30, 2016 and 2015 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Rooms	$21,738	$18,941	14.8%	$40,355	$39,217	2.9%
Food and beverage	29,480	26,245	12.3%	58,983	55,704	5.9%
Other hotel revenue	5,132	4,764	7.7%	10,683	10,344	3.3%

Total revenue	56,350	49,950	12.8%	110,021	105,265	4.5%
Operating expenses:
Rooms	4,305	4,181	3.0%	8,209	8,432	-2.6%
Food and beverage	15,151	13,705	10.6%	29,797	28,221	5.6%
Other hotel expenses	15,117	14,220	6.3%	29,611	29,053	1.9%
Management fees	1,144	739	54.8%	2,418	1,574	53.6%
Depreciation and amortization	5,026	5,042	-0.3%	10,030	10,083	-0.5%

Total operating expenses	40,743	37,887	7.5%	80,065	77,363	3.5%
Performance metrics:
Occupancy	79.8%	73.7%	8.3%	76.4%	74.9%	2.0%
ADR	$198.00	$187.03	5.9%	$192.02	$191.53	0.3%
RevPAR	$158.09	$137.75	14.8%	$146.74	$143.39	2.3%
Total RevPAR	$409.81	$363.26	12.8%	$400.07	$384.89	3.9%

Rooms revenue and RevPAR increased at Gaylord Texan during the three months and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to increased occupancy due to an increase in group rooms, as well as increased ADR for both groups and transient. Rooms expenses increased during the three months ended June 30, 2016, as compared to the same period in 2015, as a result of increased variable expenses associated with the increase in occupancy. Rooms expenses decreased during the six months ended June 30, 2016, as compared to the same period in 2015, as the increased variable expenses associated with the increase in occupancy were offset by improved productivity.

Food and beverage revenue increased at Gaylord Texan during the three months and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to an increase in banquets and food and beverage outlet revenue. Food and beverage expenses increased in the three months and six months ended June 30, 2016, as compared to the same periods in 2015, primarily as a result of an increase in variable costs associated with the increase in revenue.

Other revenue at Gaylord Texan increased during the three months and six months ended June 30, 2016, as compared to the same periods in 2015, primarily as a result of increases in transportation and spa services. Other hotel expenses increased in the three months and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to increased sales and marketing expenses.

Depreciation and amortization remained stable at Gaylord Texan during the three months and six months ended June 30, 2016, as compared to the same periods in 2015.

Gaylord National Results. The results of Gaylord National for the three months and six months ended June 30, 2016 and 2015 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Rooms	$30,335	$29,994	1.1%	$53,402	$54,440	-1.9%
Food and beverage	37,959	36,216	4.8%	63,799	65,162	-2.1%
Other hotel revenue	5,256	4,300	22.2%	10,504	8,470	24.0%

Total revenue	73,550	70,510	4.3%	127,705	128,072	-0.3%
Operating expenses:
Rooms	10,091	10,096	0.0%	19,085	19,727	-3.3%
Food and beverage	21,332	20,334	4.9%	39,527	39,536	0.0%
Other hotel expenses	18,508	17,529	5.6%	36,798	35,856	2.6%
Management fees	1,248	1,064	17.3%	2,115	1,858	13.8%
Depreciation and amortization	6,395	8,494	-24.7%	14,961	16,964	-11.8%

Total operating expenses	57,574	57,517	0.1%	112,486	113,941	-1.3%
Performance metrics:
Occupancy	76.6%	73.8%	3.8%	68.5%	71.1%	-3.7%
ADR	$217.96	$223.74	-2.6%	$214.48	$211.85	1.2%
RevPAR	$167.01	$165.13	1.1%	$147.00	$150.69	-2.4%
Total RevPAR	$404.93	$388.20	4.3%	$351.54	$354.50	-0.8%

Rooms revenue and RevPAR increased at Gaylord National during the three months ended June 30, 2016, as compared to the same period in 2015, as a result of an increase in occupancy for transient business that was partially offset by a decrease in ADR for transient. Rooms revenue and RevPAR decreased at Gaylord National during the six months ended June 30, 2016, as compared to the same period in 2015, primarily as a result of a decrease in occupancy for groups, partially offset by an increase in ADR for groups. The decrease in group occupancy was partially attributed to a large winter storm during the first quarter of 2016. Rooms expenses at Gaylord National were stable during the three months ended June 30, 2016, as compared to the same period in 2015, and decreased during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to decreased variable costs associated with the decrease in occupancy.

Food and beverage revenue increased at Gaylord National during the three months ended June 30, 2016, as compared to the same period in 2015, as a result of increases in banquets and food and beverage outlet revenue. Food and beverage revenue decreased during the six months ended June 30, 2016, as compared to the same period in 2015, primarily as a result of a decrease in banquets. Food and beverage expenses increased in the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to an increase in variable costs associated with the increase in revenue. Food and beverage expenses were stable in the six-month 2016 period, as compared to the same period in 2015.

Other revenue increased during the three months and six months ended June 30, 2016, as compared to the same periods in 2015. The three-month 2016 increase was primarily due to increased ancillary revenues, such as parking and resort fees related to the increase in occupancy. The six-month 2016 increase was primarily due to an increase in attrition and cancellation fee collections. Other hotel expenses increased in the three months and six months ended June 30, 2016, as compared to the same periods in 2015, primarily as a result of an increase in sales and marketing expenses.

Depreciation and amortization at Gaylord National decreased during the three months and six months ended June 30, 2016, as compared to the same periods in 2015, primarily as a result of a portion of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2008 becoming fully depreciated during 2016.

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months and six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues	$33,886	$28,201	20.2%	$51,192	$44,895	14.0%
Operating expenses	20,834	16,659	25.1%	35,530	29,821	19.1%
Depreciation and amortization	1,561	1,353	15.4%	3,208	2,765	16.0%

Operating income	$11,491	$10,189	12.8%	$12,454	$12,309	1.2%

Entertainment segment revenue increased during the three months and six months ended June 30, 2016, as compared to the same periods in 2015, primarily due to increased attendance and additional shows at the Grand Ole Opry, as well as increased ancillary business such as tours and retail at the Ryman Auditorium.

Entertainment operating expenses increased during the three months and six months ended June 30, 2016, as compared to the same periods in 2015, primarily as a result of increased variable expenses related to the increase in shows and ancillary revenues, as well as increased compensation and consulting costs.

Entertainment depreciation expense increased in the three months and six months ended June 30, 2016, as compared to the same periods in 2015, primarily as a result of our 2015 expansion of the Ryman Auditorium.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Operating expenses	$6,897	$6,273	9.9%	$13,868	$13,367	3.7%
Depreciation and amortization	667	697	-4.3%	1,324	1,412	-6.2%

Operating loss	$(7,564)	$(6,970)	8.5%	$(15,192)	$(14,779)	2.8%

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, increased in the three months and six months ended June 30, 2016, as compared to the same periods in 2015, primarily as a result of increased consulting costs and board of director fees.

Corporate and Other depreciation and amortization expense decreased modestly in the three months and six months ended June 30, 2016, as compared with the same periods in 2015.

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

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Interest expense	$(16,016)	$(17,814)	-10.1%	$(32,055)	$(31,627)	1.4%
Interest income	3,008	3,393	-11.3%	6,151	6,401	-3.9%
Loss from joint ventures	(1,058)	—	-100.0%	(1,448)	—	-100.0%
Other gains and (losses), net	(133)	(339)	60.8%	(180)	(20,571)	99.1%
Provision for income taxes	(1,415)	(866)	-63.4%	(530)	(1,187)	55.3%

Interest Expense

Interest expense decreased $1.8 million during the three months ended June 30, 2016, as compared to the same period in 2015, due primarily to the prior year period including $1.9 million in interest expense related to the write-off of deferred financing costs associated with the refinancing of our credit facility, as well as decreased interest expense associated with our credit facility due to lower interest terms associated with the refinancing. These decreases were partially offset by increased interest expense associated with our $400 million 5% senior notes, which we issued in April 2015.

Interest expense increased $0.4 million during the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to increased interest expense associated with our $400 million 5% senior notes, which we issued in April 2015, partially offset by decreased interest expense associated with our credit facility due to lower interest terms associated with the refinancing, as well as the prior year period including $1.9 million in interest expense related to the write-off of deferred financing costs discussed above.

Cash interest expense increased $0.6 million to $15.1 million in the three months and increased $3.0 million to $30.0 million in the six months ended June 30, 2016, respectively, as compared to the same periods in 2015. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, decreased $2.4 million to $0.9 million in the three months and decreased $2.6 million to $2.0 million in the six months ended June 30, 2016, respectively, as compared to the same periods in 2015.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the periods, was 4.3% and 4.2% for the three months and 4.3% and 4.1% for the six months ended June 30, 2016 and 2015, respectively.

Interest Income

Interest income for the three months and six months ended June 30, 2016 and 2015 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

Loss from Joint Ventures

The loss from joint ventures for the three months and six months ended June 30, 2016 primarily represents amounts related to joint ventures that we entered into related to a restaurant concept in Times Square in New York City and the investment in Gaylord Rockies. The restaurant is anticipated to open in late 2016 or early 2017, and Gaylord Rockies is anticipated to open in late 2018.

Other Gains and (Losses), net

Other gains and (losses), net for the six months ended June 30, 2015 primarily consists of $20.2 million in losses on the change in the fair value of derivative liabilities associated with portions of the warrants associated with our previous 3.75% convertible notes.

Benefit (Provision) for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will, however, be subject to corporate income taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2013) that result from gains on the sale of certain assets occurring prior to January 1, 2018. In addition, we will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended June 30, 2016 and 2015, we recorded an income tax provision of $1.4 million and $0.9 million, respectively. For the six months ended June 30, 2016 and 2015, we recorded an income tax provision of $0.5 million and $1.2 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction and the change in valuation allowance required at the TRSs. Included in the income tax provision for the six months ended June 30, 2016 is a discrete benefit related to the adoption of ASU 2016-09, as described in Note 1 to the condensed consolidated financial statements included herein.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the six months ended June 30, 2016, our net cash flows provided by operating activities were $126.9 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $137.8 million, partially offset by unfavorable changes in working capital of approximately $10.9 million. The unfavorable changes in working capital primarily resulted from an decrease in accrued expenses primarily related to the payment of accrued compensation and accrued property taxes.

During the six months ended June 30, 2015, our net cash flows provided by operating activities were $79.3 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense, impairment and other charges, loss on repurchase of warrants and other non-cash charges of approximately $134.1 million, partially offset by unfavorable changes in working capital of approximately $54.9 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties and a decrease in accrued expenses primarily related to the payment of accrued compensation, accrued property taxes, and accrued expenses associated with our hotel holiday programs.

Cash Flows From Investing Activities. During the six months ended June 30, 2016, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $55.9 million, our investment of $31.9 million in the Gaylord Rockies joint venture, and an increase in restricted cash and cash equivalents associated with the furniture, fixtures and equipment (“FF&E”) reserve we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us. These uses of cash were partially offset by the receipt of $6.8 million in proceeds related to the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland. Purchases of property, plant and equipment consisted primarily of the renovation of a portion of the guest rooms at Gaylord Opryland, a renovation of the Wildhorse Saloon, and ongoing maintenance capital expenditures for our existing properties.

During the six months ended June 30, 2015, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $38.8 million, and an increase in restricted cash and cash equivalents associated with the FF&E reserve discussed above, partially offset by the receipt of $10.0 million in proceeds related to the sale of our rights in the letter of intent discussed above. Purchases of property, plant and equipment consisted primarily of an expansion of the Ryman Auditorium and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt and the repayment of long-term debt. During the six months ended June 30, 2016, our net cash flows used in financing activities were approximately $41.9 million, primarily reflecting the payment of $74.6 million in cash dividends and the payment of $24.8 million to repurchase and retire 0.5 million shares of our common stock, partially offset by $67.5 million in net borrowings under our credit facility.

During the six months ended June 30, 2015, our net cash flows used in financing activities were approximately $78.0 million, primarily reflecting $246.0 million in repayments under our credit facility, $154.7 million to cash settle the remaining 4.7 million warrants associated with our 3.75% convertible notes, the payment of $62.1 million in cash dividends and the payment of $10.7 million in deferred financing costs, partially offset by the issuance of $400.0 million in senior notes.

Liquidity

At June 30, 2016, we had $50.7 million in unrestricted cash and $324.0 million available for borrowing under our credit facility. During the six months ended June 30, 2016, we net borrowed $67.5 million under our credit facility, paid cash dividends of $74.6 million, incurred capital expenditures of $55.9 million, invested $31.9 million in the Gaylord Rockies joint venture, and paid $24.8 million to repurchase 0.5 million shares of our common stock. These net outflows were partially offset by cash flows from operating activities discussed above, resulting in the decrease in our cash balance from December 31, 2015 to June 30, 2016.

We currently plan to pay a quarterly cash dividend of $0.75 per share in October 2016 and January 2017, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2016 by spending between $87 million and $107 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, a freestanding event ballroom and expanded event space at Gaylord National, an expansion of the guest rooms and convention space at Gaylord Texan, and a room renovation at Gaylord Opryland. We also expect to invest approximately $30.0 million in the Gaylord Rockies joint venture during the remainder of 2016.

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

Principal Debt Agreements

At June 30, 2016, we were in compliance with all covenants related to our outstanding debt.

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

Pursuant to the Amendment, we extended the maturity date of the revolving credit facility under the Credit Facility to June 5, 2019 and provided for two additional six-month extension options, at our election. In addition, the Amendment lowered the adjustable margin for determining the interest rate on revolving loans based on our consolidated funded indebtedness to total asset value ratio (as defined in the Credit Facility). Interest on our borrowings under the revolving credit facility is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. The effective interest rate at June 30, 2016 was LIBOR plus 1.65%. Principal is payable in full at maturity. Further, the unused commitment fee was reduced to 0.2% to 0.3% per year of the average unused portion of the revolving credit facility.

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

At June 30, 2016, $373.9 million of borrowings were outstanding under the Credit Facility, and the lending banks had issued $2.1 million of letters of credit under the facility, which left $324.0 million of availability under the Credit Facility (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”) and $400 Million 5% Senior Notes).

$400 Million Term Loan Facility. On June 18, 2014, we amended the Credit Facility such that we added an additional senior secured term loan facility in the aggregate principal amount of up to $400.0 million to the Credit Facility. Proceeds from the term loan B were used to repay revolving loans under the Credit Facility, to repay our previous 3.75% convertible notes and to settle a portion of the warrants associated with the convertible notes. The term loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At June 30, 2016, the interest rate on the term loan B was LIBOR plus 2.75% and $392.0 million remained outstanding. The term loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million, with the balance due at maturity. Amounts borrowed under the term loan B that are repaid or prepaid may not be reborrowed. At closing, we drew down on the term loan B in full.

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

Off-Balance Sheet Arrangements

As described in Note 11 to our condensed consolidated financial statements included herein, we have invested in a joint venture that will build and subsequently own Gaylord Rockies and expect to fund an additional amount of approximately $54.2 million in 2016 and 2017. In connection with this investment, we agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guaranty of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. We have also provided a completion guarantee under the construction loan capped at our pro rata share of all costs necessary to complete the project within the time specified in the senior loan documents. Further, we have agreed to a guaranty capped at our pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guaranties related to the construction loan, we agreed to provide a guaranty of the mezzanine debt related to the hotel including a payment guaranty capped at $8.75 million for which we are only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guaranties and liens. The guaranty related to the mezzanine debt also includes an uncapped completion guaranty and an uncapped guaranty of the joint venture’s obligations under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guaranties related to the construction loan. As of June 30, 2016, we have not recorded any liability in the condensed consolidated balance sheet associated with these guarantees.

In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Credit Facility had issued $2.1 million of letters of credit at June 30, 2016. Except as set forth in these paragraphs, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2016, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$1,515,900	$—	$373,900	$742,000	$400,000
Capital leases	668	19	41	44	564
Operating leases (2)	620,320	4,481	8,698	9,228	597,913
Construction commitments (3)	28,816	28,816	—	—	—
Other commitments (4)	54,156	54,156	—	—	—

Total contractual obligations	$2,219,860	$87,472	$382,639	$751,272	$998,477

(1)	Long-term debt commitments do not include approximately $303.7 million in interest payments projected to be due in future years (less than 1 year – $59.1 million; 1-3 years – $117.1 million; 3-5 years – $91.7 million; more than 5 years – $35.8 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at June 30, 2016 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the interest we paid during 2015, 2014 and 2013.
(2)	Total operating lease commitments of $620.3 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(3)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2016, the amount funded into the reserve accounts will be 5.0% of the respective property’s total annual revenue. At June 30, 2016, $28.8 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.
(4)	Other commitments represents our expected capital contribution in the Gaylord Rockies project. Our total capital contribution is expected to be $86.1 million, of which $31.9 million was paid in the six months ended June 30, 2016. We expect to fund the remainder of our capital contribution during the remainder of 2016 and the first half of 2017. Our capital contributions will be funded from available cash on hand and borrowings under our revolving credit facility.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets, stock-based compensation, depreciation and amortization, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no newly identified critical accounting policies in the first six months of 2016 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under the revolving credit portion of our Credit Facility bear interest at an annual rate of LIBOR plus 1.65%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $373.9 million in borrowings outstanding under the revolving credit portion of our Credit Facility at June 30, 2016 would increase by approximately $3.7 million.

Borrowings outstanding under our $400 million term loan B currently bear interest at an annual rate of LIBOR plus 2.75%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $392.0 million in borrowings outstanding under our $400 million term loan B at June 30, 2016 would increase by approximately $3.9 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at June 30, 2016. As a result, the interest rate market risk implicit in these investments at June 30, 2016, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At June 30, 2016, the value of the investments in the pension fund was $64.7 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.5 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 20, 2015, the Company announced that its board of directors authorized a share repurchase program for up to $100 million of the Company’s common stock using cash on hand and borrowings under its revolving credit line to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, with any market purchases will be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The authorization extends until December 31, 2016. The timing, prices, and sizes of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.

No shares were repurchased during the three months ended June 30, 2016. The Company has $75.2 million remaining under its current authorization.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: August 4, 2016	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

10.1*	Form of Director Restricted Stock Unit Award Agreement granted pursuant to the Company’s 2016 Omnibus Incentive Plan.

10.2*	Form of Restricted Stock Unit Award Agreement with respect to time-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan.

10.3*	Form of Restricted Stock Unit Award Agreement with respect to performance-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan.

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.