Form 10-Q
period 2016-09-30
Ryman Hospitality Properties, Inc.
filed 2016-11-03
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2016
Common Stock, par value $.01	51,006,044 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2016

INDEX

			Page
Part I -	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (Unaudited) - September 30, 2016 and December 31, 2015	3

		Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) - For the Three Months and Nine Months Ended September 30, 2016 and 2015	4

		Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Nine Months Ended September 30, 2016 and 2015	5

		Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

	Item 4.	Controls and Procedures	49

Part II -	Other Information

	Item 1.	Legal Proceedings	50

	Item 1A.	Risk Factors	50

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

	Item 3.	Defaults Upon Senior Securities	50

	Item 4.	Mine Safety Disclosures	50

	Item 5.	Other Information	50

	Item 6.	Exhibits	50

SIGNATURES			51

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2016	2015
ASSETS:
Property and equipment, net of accumulated depreciation	$1,991,690	$1,982,816
Cash and cash equivalents - unrestricted	35,858	56,291
Cash and cash equivalents - restricted	25,872	22,355
Notes receivable	150,517	152,560
Trade receivables, less allowance of $659 and $919, respectively	58,253	55,033
Investment in Gaylord Rockies joint venture	50,385	—
Prepaid expenses and other assets	62,537	62,379

Total assets	$2,375,112	$2,331,434

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,486,843	$1,431,710
Accounts payable and accrued liabilities	161,347	153,383
Dividends payable	39,087	36,868
Deferred management rights proceeds	180,846	183,119
Deferred income tax liabilities, net	1,367	1,163
Other liabilities	155,426	145,629
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,006 and 51,291 shares issued and outstanding, respectively	510	513
Additional paid-in capital	890,946	887,501
Treasury stock of 533 and 511 shares, at cost	(11,142)	(10,001)
Accumulated deficit	(501,505)	(473,404)
Accumulated other comprehensive loss	(28,613)	(25,047)

Total stockholders’ equity	350,196	379,562

Total liabilities and stockholders’ equity	$2,375,112	$2,331,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rooms	$101,085	$92,828	$309,385	$292,089
Food and beverage	113,100	108,558	362,550	345,931
Other hotel revenue	26,834	23,456	75,604	69,111
Entertainment	30,701	27,978	81,893	72,873

Total revenues	271,720	252,820	829,432	780,004

Operating expenses:
Rooms	28,371	27,347	82,492	80,216
Food and beverage	64,790	63,797	201,045	193,661
Other hotel expenses	73,331	70,108	219,510	210,513
Management fees, net	4,408	3,213	15,246	10,516

Total hotel operating expenses	170,900	164,465	518,293	494,906
Entertainment	19,100	18,954	54,630	48,775
Corporate	8,447	8,017	22,315	21,384
Preopening costs	—	118	—	909
Impairment and other charges	—	—	—	2,890
Depreciation and amortization	26,706	28,498	81,888	85,467

Total operating expenses	225,153	220,052	677,126	654,331

Operating income	46,567	32,768	152,306	125,673
Interest expense	(15,947)	(16,138)	(48,002)	(47,765)
Interest income	2,965	2,982	9,116	9,383
Loss from joint ventures	(638)	—	(2,086)	—
Other gains and (losses), net	2,468	2,467	2,288	(18,104)

Income before income taxes	35,415	22,079	113,622	69,187

(Provision) benefit for income taxes	(1,822)	4,612	(2,352)	3,425

Net income	$33,593	$26,691	$111,270	$72,612

Basic income per share	$0.66	$0.52	$2.18	$1.42

Fully diluted income per share	$0.66	$0.52	$2.17	$1.41

Dividends declared per common share	$0.75	$0.70	$2.25	$2.00

Comprehensive income, net of taxes	$29,979	$26,364	$107,704	$72,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

(In thousands)

	2016	2015
Cash Flows from Operating Activities:
Net income	$111,270	$72,612
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	279	(5,303)
Depreciation and amortization	81,888	85,467
Amortization of deferred financing costs	3,647	4,177
Impairment and other charges	—	2,890
Loss on repurchase of warrants	—	20,246
Write-off of deferred financing costs	—	1,926
Stock-based compensation expense	4,594	4,582
Changes in:
Trade receivables	(3,220)	(18,619)
Accounts payable and accrued liabilities	2,647	(3,254)
Other assets and liabilities	(1,989)	(10,109)

Net cash flows provided by operating activities	199,116	154,615

Cash Flows from Investing Activities:
Purchases of property and equipment	(84,557)	(63,352)
Proceeds from sale of Peterson LOI	6,785	10,000
Investment in Gaylord Rockies joint venture	(50,443)	—
Increase in restricted cash and cash equivalents	(3,517)	(4,444)
Other investing activities	273	2,533

Net cash flows used in investing activities	(131,459)	(55,263)

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit facility	60,500	(268,600)
Repayments under term loan B	(3,000)	(3,000)
Issuance of senior notes	—	400,000
Repayment of note payable related to purchase of AC Hotel	(6,000)	—
Repurchase of common stock warrants	—	(154,681)
Deferred financing costs paid	—	(11,145)
Repurchase of Company stock for retirement	(24,811)	—
Payment of dividend	(112,900)	(95,404)
Proceeds from exercise of stock options	1,284	1,430
Payment of tax withholdings for share-based compensation	(3,150)	(3,647)
Other financing activities	(13)	(373)

Net cash flows used in financing activities	(88,090)	(135,420)

Net change in cash and cash equivalents	(20,433)	(36,068)
Cash and cash equivalents - unrestricted, beginning of period	56,291	76,408

Cash and cash equivalents - unrestricted, end of period	$35,858	$40,340

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

Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” the core principle of which is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, companies will need to use more judgment and make more estimates than under today’s guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is currently effective for the Company in the first quarter of 2018. The Company is currently evaluating the effects of this ASU on its financial statements, as well as which method of adoption the Company will implement, and such effects have not yet been determined.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” which will change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The ASU is effective for the Company in the first quarter of 2020. The Company is currently evaluating the effects of this ASU on its financial statements, and such effects have not yet been determined.

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

3.	INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares outstanding - basic	51,004	51,283	51,009	51,226
Effect of dilutive stock-based compensation	266	347	270	361

Weighted average shares outstanding - diluted	51,270	51,630	51,279	51,587

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is composed of amounts related to the Company’s minimum pension liability. During the three months and nine months ended September 30, 2016, the Company recorded $3.7 million in other comprehensive loss, and during the three months and nine months ended September 30, 2015, the Company recorded $0.6 million in other comprehensive loss, which primarily represents the increases in the Company’s pension plan liability as described in Note 9. During the three months and nine months ended September 30, 2016, the Company reclassified zero and $0.1 million, respectively, and during the three months and nine months ended September 30, 2015, the Company reclassified zero and $0.2 million, respectively, from accumulated other comprehensive loss into operating expenses in the Company’s condensed consolidated statements of operations included herein.

5.	PROPERTY AND EQUIPMENT:

Property and equipment at September 30, 2016 and December 31, 2015 is recorded at cost and summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Land and land improvements	$264,064	$255,179
Buildings	2,391,028	2,369,851
Furniture, fixtures and equipment	628,251	603,529
Construction-in-progress	39,332	10,576

	3,322,675	3,239,135
Accumulated depreciation	(1,330,985)	(1,256,319)

Property and equipment, net	$1,991,690	$1,982,816

6.	NOTES RECEIVABLE:

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

During the three months ended September 30, 2016 and 2015, the Company recorded interest income of $3.0 million on these bonds. During the nine months ended September 30, 2016 and 2015, the Company recorded interest income of $9.0 million and $9.3 million, respectively, on these bonds. The Company received payments of $11.1 million and $9.4 million during the nine months ended September 30, 2016 and 2015, respectively, relating to these notes receivable. See additional discussion regarding the fair value of these notes receivable in Note 13.

7.	DEBT:

The Company’s debt and capital lease obligations at September 30, 2016 and December 31, 2015 consisted of (in thousands):

	September 30, 2016	December 31, 2015
$700 Million Revolving Credit Facility, interest at LIBOR plus 1.65%, maturing June 5, 2019, less unamortized deferred financing costs of $5,784 and $7,335	$361,116	$299,065
$400 Million Term Loan B, interest at LIBOR plus 2.75%, maturing January 15, 2021, less unamortized deferred financing costs of $5,569 and $6,457	385,431	387,543
$350 Million Senior Notes, interest at 5.0%, maturing April 15, 2021, less unamortized deferred financing costs of $4,461 and $5,107	345,539	344,893
$400 Million Senior Notes, interest at 5.0%, maturing April 15, 2023, less unamortized deferred financing costs of $5,906 and $6,469	394,094	393,531
AC Hotel Note Payable	—	6,000
Capital lease obligations	663	678

Total debt	1,486,843	1,431,710
Less amounts due within one year	(19)	(6,019)

Total long-term debt	$1,486,824	$1,425,691

At September 30, 2016, the Company was in compliance with all of its covenants related to its outstanding debt.

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

During the nine months ended September 30, 2016, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $47.68 per award. There were 0.5 million restricted stock units outstanding at September 30, 2016 and December 31, 2015.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.5 million for the three months ended September 30, 2016 and 2015, and $4.6 million for the nine months ended September 30, 2016 and 2015.

9.	PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest cost	$966	$1,005	$2,896	$2,977
Expected return on plan assets	(1,021)	(1,142)	(3,061)	(3,518)
Amortization of net actuarial loss	307	258	921	875
Net settlement loss	1,567	1,593	1,567	1,593

Total net periodic pension expense	$1,819	$1,714	$2,323	$1,927

As a result of increased lump-sum distributions from the Company’s qualified retirement plan during 2016 and 2015, net settlement losses of $1.6 million were recognized in the three months and nine months ended September 30, 2016 and 2015. These net settlement losses have been classified as corporate operating expenses in the accompanying condensed consolidated statements of operations.

In addition, the increase in lump-sum distributions required the Company to re-measure its liability under its pension plan as of September 30, 2016. As a result of the lump-sum distributions, offset by a decrease in the pension plan’s assumed discount rate from 3.9% at December 31, 2015 to 3.1% at September 30, 2016, the Company recorded a $5.3 million increase in its liability under the pension plan, which was recorded as an increase in other liabilities and accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet at September 30, 2016.

Net postretirement benefit income reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest cost	$30	$53	$90	$159
Amortization of net actuarial loss	60	118	181	354
Amortization of prior service credit	(328)	(329)	(985)	(986)

Total net postretirement benefit income	$(238)	$(158)	$(714)	$(473)

10.	INCOME TAXES:

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

The Company recorded an income tax (provision) benefit of $(1.8) million and $4.6 million for the three months ended September 30, 2016 and 2015, respectively, and $(2.4) million and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively, related to the current period operations of the Company. These results differ from the statutory rate primarily due to the REIT dividends paid deduction and the change in valuation allowance required at the TRSs.

At September 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefits.

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

The Company acquired a 35% interest in a limited liability company which will own the real property comprising the hotel for a capital contribution expected to total approximately $86.1 million. Simultaneously, the Company also acquired a 35% interest in a limited liability company which will lease the hotel from the property owner and assume the Marriott management agreement prior to the opening of the hotel. The Company has funded $50.4 million of its capital contribution, and expects to fund the remainder of its capital contribution during the remainder of 2016 and the first half of 2017. The Company’s capital contributions will be funded from available cash on hand and borrowings under its revolving credit facility.

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

In connection with the agreements, the Company agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guaranty of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. The Company has also provided a completion guarantee under the construction loan capped at its pro rata share of all costs necessary to complete the project within the time specified in the joint venture’s loan documents. Further, the Company has agreed to a guaranty capped at its pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guaranties related to the construction loan, the Company agreed to provide a guaranty of the mezzanine debt related to the hotel including a payment guaranty capped at $8.75 million for which the Company is only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guaranties and liens. The guaranty related to the mezzanine debt also includes an uncapped completion guaranty and an uncapped guaranty of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guaranties related to the construction loan. As of September 30, 2016, the Company had not recorded any liability in the condensed consolidated balance sheet associated with these guarantees.

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

During the three months ended March 31, 2016, the Company repurchased 0.5 million shares of its common stock for an aggregate purchase price of $24.8 million, which the Company funded using cash on hand and borrowings under its revolving credit facility. The repurchased stock, which represents the entirety of shares that have been repurchased under the current authorization, was cancelled by the Company and has been reflected as a reduction of retained earnings at September 30, 2016 in the accompanying condensed consolidated financial statements.

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

On September 14, 2016, the Company’s board of directors declared the Company’s third quarter 2016 cash dividend in the amount of $0.75 per share of common stock, or an aggregate of approximately $38.3 million in cash, which was paid on October 14, 2016 to stockholders of record as of the close of business on September 30, 2016.

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

At September 30, 2016 and December 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan. These investments consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1. The Company has consistently applied the above valuation techniques in all periods presented and believes it has obtained the most accurate information available for each type of instrument.

The Company had no liabilities required to be measured at fair value at September 30, 2016 and December 31, 2015. The Company’s assets measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, were as follows (in thousands):

	September 30, 2016	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$21,028	$21,028	$—	$—

Total assets measured at fair value	$21,028	$21,028	$—	$—

	December 31, 2015	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$19,289	$19,289	$—	$—

Total assets measured at fair value	$19,289	$19,289	$—	$—

The remainder of the assets and liabilities held by the Company at September 30, 2016 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 6 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, in connection with the development of Gaylord National, the Company received two bonds (“Series A Bond” and “Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $81.1 million and $69.4 million, respectively, at September 30, 2016. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value at September 30, 2016 and the fair value of the Series B Bond was approximately $62 million at September 30, 2016. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired at September 30, 2016.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Hospitality	$241,019	$224,842	$747,539	$707,131
Entertainment	30,701	27,978	81,893	72,873
Corporate and Other	—	—	—	—

Total	$271,720	$252,820	$829,432	$780,004

Depreciation and amortization:
Hospitality	$24,401	$26,383	$75,051	$79,175
Entertainment	1,637	1,434	4,845	4,199
Corporate and Other	668	681	1,992	2,093

Total	$26,706	$28,498	$81,888	$85,467

Operating income:
Hospitality	$45,718	$33,994	$154,195	$133,050
Entertainment	9,964	7,590	22,418	19,899
Corporate and Other	(9,115)	(8,698)	(24,307)	(23,477)
Preopening costs	—	(118)	—	(909)
Impairment and other charges	—	—	—	(2,890)

Total operating income	46,567	32,768	152,306	125,673
Interest expense	(15,947)	(16,138)	(48,002)	(47,765)
Interest income	2,965	2,982	9,116	9,383
Loss from joint ventures	(638)	—	(2,086)	—
Other gains and (losses), net	2,468	2,467	2,288	(18,104)

Income before income taxes	$35,415	$22,079	$113,622	$69,187

15.	INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

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

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$15,107	$—	$1,605,047	$371,536	$—	$1,991,690
Cash and cash equivalents - unrestricted	59	1,079	33	34,687	—	35,858
Cash and cash equivalents - restricted	—	—	—	25,872	—	25,872
Notes receivable	—	—	—	150,517	—	150,517
Trade receivables, less allowance	—	—	—	58,253	—	58,253
Investment in Gaylord Rockies joint venture	—	—	—	50,385	—	50,385
Prepaid expenses and other assets	447	67	6,486	63,115	(7,578)	62,537
Intercompany receivables, net	—	—	1,577,611	—	(1,577,611)	—
Investments	955,365	2,861,471	530,944	763,791	(5,111,571)	—

Total assets	$970,978	$2,862,617	$3,720,121	$1,518,156	$(6,696,760)	$2,375,112

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,486,179	$—	$664	$—	$1,486,843
Accounts payable and accrued liabilities	1,047	17,454	13,461	136,950	(7,565)	161,347
Dividends payable	39,087	—	—	—	—	39,087
Deferred management rights proceeds	—	—	—	180,846	—	180,846
Deferred income tax liabilities, net	1,016	—	434	(83)	—	1,367
Other liabilities	—	—	88,679	66,760	(13)	155,426
Intercompany payables, net	579,632	695,102	—	302,877	(1,577,611)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	510	1	1	2,387	(2,389)	510
Additional paid-in-capital	890,946	859,304	2,812,431	1,346,142	(5,017,877)	890,946
Treasury stock	(11,142)	—	—	—	—	(11,142)
Accumulated deficit	(501,505)	(195,423)	805,115	(489,774)	(119,918)	(501,505)
Accumulated other comprehensive loss	(28,613)	—	—	(28,613)	28,613	(28,613)

Total stockholders’ equity	350,196	663,882	3,617,547	830,142	(5,111,571)	350,196

Total liabilities and stockholders’ equity	$970,978	$2,862,617	$3,720,121	$1,518,156	$(6,696,760)	$2,375,112

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$6,869	$—	$1,622,674	$353,273	$—	$1,982,816
Cash and cash equivalents - unrestricted	23	1,578	158	54,532	—	56,291
Cash and cash equivalents - restricted	—	—	—	22,355	—	22,355
Notes receivable	—	—	—	152,560	—	152,560
Trade receivables, less allowance	—	—	—	55,033	—	55,033
Prepaid expenses and other assets	7,111	—	116,218	57,264	(118,214)	62,379
Intercompany receivables, net	—	—	1,284,587	—	(1,284,587)	—
Investments	976,809	2,795,064	531,628	697,381	(5,000,882)	—

Total assets	$990,812	$2,796,642	$3,555,265	$1,392,398	$(6,403,683)	$2,331,434

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,431,032	$—	$678	$—	$1,431,710
Accounts payable and accrued liabilities	103	8,153	1,390	262,234	(118,497)	153,383
Dividends payable	36,868	—	—	—	—	36,868
Deferred management rights proceeds	—	—	—	183,119	—	183,119
Deferred income tax liabilities, net	1,609	—	599	(1,045)	—	1,163
Other liabilities	—	—	84,746	60,600	283	145,629
Intercompany payables, net	572,670	506,341	—	205,576	(1,284,587)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	513	1	1	2,387	(2,389)	513
Additional paid-in-capital	887,501	996,425	2,812,431	1,213,324	(5,022,180)	887,501
Treasury stock	(10,001)	—	—	—	—	(10,001)
Accumulated deficit	(473,404)	(145,310)	656,098	(509,428)	(1,360)	(473,404)
Accumulated other comprehensive loss	(25,047)	—	—	(25,047)	25,047	(25,047)

Total stockholders’ equity	379,562	851,116	3,468,530	681,236	(5,000,882)	379,562

Total liabilities and stockholders’ equity	$990,812	$2,796,642	$3,555,265	$1,392,398	$(6,403,683)	$2,331,434

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$101,085	$—	$101,085
Food and beverage	—	—	—	113,100	—	113,100
Other hotel revenue	—	—	74,738	30,724	(78,628)	26,834
Entertainment	46	—	—	30,701	(46)	30,701

Total revenues	46	—	74,738	275,610	(78,674)	271,720
Operating expenses:
Rooms	—	—	—	28,371	—	28,371
Food and beverage	—	—	—	64,790	—	64,790
Other hotel expenses	—	—	10,860	137,101	(74,630)	73,331
Management fees, net	—	—	—	4,408	—	4,408

Total hotel operating expenses	—	—	10,860	234,670	(74,630)	170,900
Entertainment	—	—	—	19,146	(46)	19,100
Corporate	98	410	—	7,939	—	8,447
Corporate overhead allocation	2,278	—	1,720	—	(3,998)	—
Depreciation and amortization	55	—	14,765	11,886	—	26,706

Total operating expenses	2,431	410	27,345	273,641	(78,674)	225,153

Operating income (loss)	(2,385)	(410)	47,393	1,969	—	46,567

Interest expense	18	(16,444)	119	360	—	(15,947)
Interest income	—	—	—	2,965	—	2,965
Loss from joint ventures	—	—	—	(638)	—	(638)
Other gains and (losses), net	—	—	—	2,468	—	2,468

Income (loss) before income taxes	(2,367)	(16,854)	47,512	7,124	—	35,415
(Provision) benefit for income taxes	(352)	—	36	(1,506)	—	(1,822)
Equity in subsidiaries’ earnings, net	36,312	—	—	—	(36,312)	—

Net income (loss)	$33,593	$(16,854)	$47,548	$5,618	$(36,312)	$33,593

Comprehensive income (loss)	$29,979	$(16,854)	$47,548	$2,004	$(32,698)	$29,979

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2015

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$92,828	$—	$92,828
Food and beverage	—	—	—	108,558	—	108,558
Other hotel revenue	—	—	74,846	27,685	(79,075)	23,456
Entertainment	57	—	—	27,966	(45)	27,978

Total revenues	57	—	74,846	257,037	(79,120)	252,820
Operating expenses:
Rooms	—	—	—	27,347	—	27,347
Food and beverage	—	—	—	63,797	—	63,797
Other hotel expenses	—	—	10,935	133,909	(74,736)	70,108
Management fees, net	—	—	—	3,213	—	3,213

Total hotel operating expenses	—	—	10,935	228,266	(74,736)	164,465
Entertainment	—	—	—	19,000	(46)	18,954
Corporate	78	374	—	7,565	—	8,017
Corporate overhead allocation	2,482	—	1,856	—	(4,338)	—
Preopening costs	—	—	—	118	—	118
Depreciation and amortization	32	—	14,730	13,736	—	28,498

Total operating expenses	2,592	374	27,521	268,685	(79,120)	220,052

Operating income (loss)	(2,535)	(374)	47,325	(11,648)	—	32,768
Interest expense	—	(16,140)	10	(8)	—	(16,138)
Interest income	—	—	—	2,982	—	2,982
Other gains and (losses), net	—	—	—	2,467	—	2,467

Income (loss) before income taxes	(2,535)	(16,514)	47,335	(6,207)	—	22,079
(Provision) benefit for income taxes	(135)	(22)	(61)	4,830	—	4,612
Equity in subsidiaries’ earnings, net	29,361	—	—	—	(29,361)	—

Net income (loss)	$26,691	$(16,536)	$47,274	$(1,377)	$(29,361)	$26,691

Comprehensive income (loss)	$26,364	$(16,536)	$47,274	$(1,704)	$(29,034)	$26,364

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$309,385	$—	$309,385
Food and beverage	—	—	—	362,550	—	362,550
Other hotel revenue	—	—	231,074	87,183	(242,653)	75,604
Entertainment	194	—	—	81,867	(168)	81,893

Total revenues	194	—	231,074	840,985	(242,821)	829,432
Operating expenses:
Rooms	—	—	—	82,492	—	82,492
Food and beverage	—	—	—	201,045	—	201,045
Other hotel expenses	—	—	32,749	417,510	(230,749)	219,510
Management fees, net	—	—	—	15,246	—	15,246

Total hotel operating expenses	—	—	32,749	716,293	(230,749)	518,293
Entertainment	—	—	—	54,798	(168)	54,630
Corporate	292	1,217	2	20,804	—	22,315
Corporate overhead allocation	6,748	—	5,156	—	(11,904)	—
Depreciation and amortization	135	—	44,263	37,490	—	81,888

Total operating expenses	7,175	1,217	82,170	829,385	(242,821)	677,126

Operating income (loss)	(6,981)	(1,217)	148,904	11,600	—	152,306

Interest expense	18	(48,896)	254	622	—	(48,002)
Interest income	28	—	—	9,088	—	9,116
Loss from joint ventures	—	—	—	(2,086)	—	(2,086)
Other gains and (losses), net	—	—	(87)	2,375	—	2,288

Income (loss) before income taxes	(6,935)	(50,113)	149,071	21,599	—	113,622
Provision for income taxes	(352)	—	(54)	(1,946)	—	(2,352)
Equity in subsidiaries’ earnings, net	118,557	—	—	—	(118,557)	—

Net income (loss)	$111,270	$(50,113)	$149,017	$19,653	$(118,557)	$111,270

Comprehensive income (loss)	$107,704	$(50,113)	$149,017	$16,087	$(114,991)	$107,704

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2015

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$292,089	$—	$292,089
Food and beverage	—	—	—	345,931	—	345,931
Other hotel revenue	—	—	225,182	82,038	(238,109)	69,111
Entertainment	172	—	—	72,863	(162)	72,873

Total revenues	172	—	225,182	792,921	(238,271)	780,004
Operating expenses:
Rooms	—	—	—	80,216	—	80,216
Food and beverage	—	—	—	193,661	—	193,661
Other hotel expenses	—	—	32,803	402,566	(224,856)	210,513
Management fees	—	—	—	10,516	—	10,516

Total hotel operating expenses	—	—	32,803	686,959	(224,856)	494,906
Entertainment	—	—	—	48,938	(163)	48,775
Corporate	251	1,023	2	20,108	—	21,384
Corporate overhead allocation	7,481	—	5,771	—	(13,252)	—
Preopening costs	—	—	—	909	—	909
Impairment and other charges	—	—	—	2,890	—	2,890
Depreciation and amortization	95	—	44,245	41,127	—	85,467

Total operating expenses	7,827	1,023	82,821	800,931	(238,271)	654,331

Operating income (loss)	(7,655)	(1,023)	142,361	(8,010)	—	125,673
Interest expense	—	(47,903)	12	126	—	(47,765)
Interest income	—	—	—	9,383	—	9,383
Other gains and (losses), net	(20,246)	—	—	2,142	—	(18,104)

Income (loss) before income taxes	(27,901)	(48,926)	142,373	3,641	—	69,187
(Provision) benefit for income taxes	(135)	—	(185)	3,745	—	3,425
Equity in subsidiaries’ earnings, net	100,648	—	—	—	(100,648)	—

Net income (loss)	$72,612	$(48,926)	$142,188	$7,386	$(100,648)	$72,612

Comprehensive income (loss)	$72,381	$(48,926)	$142,188	$7,155	$(100,417)	$72,381

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$141,202	$(51,999)	$23,151	$86,762	$—	$199,116

Purchases of property and equipment	(8,374)	—	(23,304)	(52,879)	—	(84,557)
Proceeds from sale of Peterson LOI	6,785	—	—	—	—	6,785
Investment in Gaylord Rockies joint venture	—	—	—	(50,443)	—	(50,443)
Increase in restricted cash and cash equivalents	—	—	—	(3,517)	—	(3,517)
Other investing activities	—	—	28	245	—	273

Net cash used in investing activities	(1,589)	—	(23,276)	(106,594)	—	(131,459)

Net borrowings under credit facility	—	60,500	—	—	—	60,500
Repayments under term loan B	—	(3,000)	—	—	—	(3,000)
Repayment of note payable related to purchase of AC Hotel	—	(6,000)	—	—	—	(6,000)
Repurchase of Company stock for retirement	(24,811)	—	—	—	—	(24,811)
Payment of dividend	(112,900)	—	—	—	—	(112,900)
Proceeds from exercise of stock options	1,284	—	—	—	—	1,284
Payment of tax withholdings for share-based compensation	(3,150)	—	—	—	—	(3,150)
Other financing activities	—	—	—	(13)	—	(13)

Net cash provided by (used in) financing activities	(139,577)	51,500	—	(13)	—	(88,090)

Net change in cash and cash equivalents	36	(499)	(125)	(19,845)	—	(20,433)
Cash and cash equivalents at beginning of period	23	1,578	158	54,532	—	56,291

Cash and cash equivalents at end of period	$59	$1,079	$33	$34,687	$—	$35,858

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2015

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$242,190	$(117,399)	$2,754	$27,070	$—	$154,615

Purchases of property and equipment	(199)	—	(2,764)	(60,389)	—	(63,352)
Proceeds from sale of Peterson LOI	10,000	—	—	—	—	10,000
Increase in restricted cash and cash equivalents	—	—	—	(4,444)	—	(4,444)
Other investing activities	—	—	—	2,533	—	2,533

Net cash provide by (used in) investing activities	9,801	—	(2,764)	(62,300)	—	(55,263)

Net repayments under credit facility	—	(268,600)	—	—	—	(268,600)
Repayments under term loan B	—	(3,000)	—	—	—	(3,000)
Issuance of senior notes	—	400,000	—	—	—	400,000
Repurchase of common stock warrants	(154,681)	—	—	—	—	(154,681)
Deferred financing costs paid	—	(11,145)	—	—	—	(11,145)
Payment of dividend	(95,404)	—	—	—	—	(95,404)
Proceeds from exercise of stock option and purchase plans	1,430	—	—	—	—	1,430
Payment of tax withholdings for share-based compensation	(3,647)	—	—	—	—	(3,647)
Other financing activities	—	—	—	(373)	—	(373)

Net cash provided by (used in) financing activities	(252,302)	117,255	—	(373)	—	(135,420)

Net change in cash and cash equivalents	(311)	(144)	(10)	(35,603)	—	(36,068)
Cash and cash equivalents at beginning of period	392	1,001	36	74,979	—	76,408

Cash and cash equivalents at end of period	$81	$857	$26	$39,376	$—	$40,340

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT for federal income tax purposes; (ii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iii) our announced dividend policy, including the frequency and amount of any dividend we may pay; (iv) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and our investment in the Gaylord Rockies project; (v) Marriott’s ability to effectively manage our hotels and other properties; (vi) our anticipated capital expenditures; (vii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; and (viii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

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

Overview

On January 1, 2013, we began operating as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,809 rooms that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”), the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National that opened in April 2015. We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

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

Dividend Policy and Share Repurchase Program

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. On February 26, 2016, our board of directors declared our first quarter 2016 cash dividend in the amount of $0.75 per share of common stock, or an aggregate of approximately $38.2 million in cash, which was paid on April 15, 2016 to stockholders of record as of the close of business on March 31, 2016. On June 13, 2016, our board of directors declared our second quarter 2016 cash dividend in the amount of $0.75 per share of common stock, or an aggregate of approximately $38.3 million in cash, which was paid on July 15, 2016 to stockholders of record as of the close of business on June 30, 2016. On September 14, 2016, our board of directors declared our third quarter 2016 cash dividend in the amount of $0.75 per share of common stock, or an aggregate of approximately $38.3 million in cash, which was paid on October 14, 2016 to stockholders of record as of the close of business on September 30, 2016. We currently plan to pay a quarterly cash dividend of $0.75 per share of common stock in January 2017. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

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

During the three months ended March 31, 2016, we repurchased 0.5 million shares of our common stock for an aggregate purchase price of $24.8 million, which we funded using cash on hand and borrowings under our revolving credit facility. The repurchased stock, which represents the entirety of shares that have been repurchased under the current authorization, was cancelled and has been reflected as a reduction of retained earnings at September 30, 2016 in the accompanying condensed consolidated financial statements.

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

We acquired a 35% interest in the project for a capital contribution expected to total approximately $86.1 million. We have funded $50.4 million of our capital contribution and expect to fund the remainder of our capital contribution during the remainder of 2016 and the first half of 2017. Our capital contributions will be funded from available cash on hand and borrowings under our revolving credit facility.

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

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland, the AC Hotel, and our investment in the Gaylord Rockies joint venture.

•	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM and our Nashville attractions, which are owned in TRSs.

•	Corporate and Other, consisting of our corporate expenses.

For the three months and nine months ended September 30, 2016 and 2015, our total revenues were divided among these business segments as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2016	2015	2016	2015
Hospitality	89%	89%	90%	91%
Entertainment	11%	11%	10%	9%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and nine months ended September 30, 2016 and 2015. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	%	2015	%	2016	%	2015	%
Income Statement Data:
REVENUES:
Rooms	$101,085	37.2%	$92,828	36.7%	$309,385	37.3%	$292,089	37.4%
Food and beverage	113,100	41.6%	108,558	42.9%	362,550	43.7%	345,931	44.3%
Other hotel revenue	26,834	9.9%	23,456	9.3%	75,604	9.1%	69,111	8.9%
Entertainment	30,701	11.3%	27,978	11.1%	81,893	9.9%	72,873	9.3%

Total revenues	271,720	100.0%	252,820	100.0%	829,432	100.0%	780,004	100.0%

OPERATING EXPENSES:
Rooms	28,371	10.4%	27,347	10.8%	82,492	9.9%	80,216	10.3%
Food and beverage	64,790	23.8%	63,797	25.2%	201,045	24.2%	193,661	24.8%
Other hotel expenses	73,331	27.0%	70,108	27.7%	219,510	26.5%	210,513	27.0%
Hotel management fees, net	4,408	1.6%	3,213	1.3%	15,246	1.8%	10,516	1.3%
Entertainment	19,100	7.0%	18,954	7.5%	54,630	6.6%	48,775	6.3%
Corporate	8,447	3.1%	8,017	3.2%	22,315	2.7%	21,384	2.7%
Preopening costs	—	0.0%	118	0.0%	—	0.0%	909	0.1%
Impairment and other charges	—	0.0%	—	0.0%	—	0.0%	2,890	0.4%
Depreciation and amortization:
Hospitality	24,401	9.0%	26,383	10.4%	75,051	9.0%	79,175	10.2%
Entertainment	1,637	0.6%	1,434	0.6%	4,845	0.6%	4,199	0.5%
Corporate and Other	668	0.2%	681	0.3%	1,992	0.2%	2,093	0.3%

Total depreciation and amortization	26,706	9.8%	28,498	11.3%	81,888	9.9%	85,467	11.0%

Total operating expenses	225,153	82.9%	220,052	87.0%	677,126	81.6%	654,331	83.9%

OPERATING INCOME:
Hospitality	45,718	19.0%	33,994	15.1%	154,195	20.6%	133,050	18.8%
Entertainment	9,964	32.5%	7,590	27.1%	22,418	27.4%	19,899	27.3%
Corporate and Other	(9,115)	(A )	(8,698)	(A )	(24,307)	(A )	(23,477)	(A )
Preopening costs	—	(A )	(118)	(A )	—	(A )	(909)	(A )
Impairment and other charges	—	(A )	—	(A )	—	(A )	(2,890)	(A )

Total operating income	46,567	17.1%	32,768	13.0%	152,306	18.4%	125,673	16.1%
Interest expense	(15,947)	(A )	(16,138)	(A )	(48,002)	(A )	(47,765)	(A )
Interest income	2,965	(A )	2,982	(A )	9,116	(A )	9,383	(A )
Loss from joint ventures	(638)	(A )	—	(A )	(2,086)	(A )	—	(A )
Other gains and (losses), net	2,468	(A )	2,467	(A )	2,288	(A )	(18,104)	(A )
(Provision) benefit for income taxes	(1,822)	(A )	4,612	(A )	(2,352)	(A )	3,425	(A )

Net income	$33,593	(A )	$26,691	(A )	$111,270	(A )	$72,612	(A )

(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results

The following table summarizes our financial results for the three months and nine months ended September 30, 2016 and 2015 (in thousands, except percentages and per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Total revenues	$271,720	$252,820	7.5%	$829,432	$780,004	6.3%
Total operating expenses	225,153	220,052	2.3%	677,126	654,331	3.5%
Operating income	46,567	32,768	42.1%	152,306	125,673	21.2%
Net income	33,593	26,691	25.9%	111,270	72,612	53.2%
Net income per share - fully diluted	0.66	0.52	26.9%	2.17	1.41	53.9%

Total Revenues

The increase in our total revenues for the three months ended September 30, 2016, as compared to the same period in 2015, is attributable to increases in our Hospitality segment and Entertainment segment revenues for the 2016 period of $16.2 million and $2.7 million, respectively, as discussed more fully below. The increase in our total revenues for the nine months ended September 30, 2016, as compared to the same period in 2015, is attributable to increases in our Hospitality segment and Entertainment segment revenues for the 2016 period of $40.4 million and $9.0 million, respectively, as discussed more fully below. Total Hospitality revenues in the three months and nine months ended September 30, 2016 include $3.6 million and $8.8 million, respectively, in attrition and cancellation fee collections, an increase of $2.4 million and $3.9 million, respectively, from the 2015 periods.

Total Operating Expenses

The increase in our total operating expenses for the three months ended September 30, 2016, as compared to the same period in 2015, is primarily the result of an increase in our Hospitality segment expenses of $6.4 million. The increase in our total operating expenses for the nine months ended September 30, 2016, as compared to the same period in 2015, is primarily the result of increases in our Hospitality segment and Entertainment segment expenses of $23.4 million and $5.9 million, respectively, partially offset by $2.9 million in impairment and other charges during 2015 that did not recur during 2016, as discussed more fully below.

Net Income

Our net income of $33.6 million for the three months ended September 30, 2016, as compared to net income of $26.7 million for the same period in 2015, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A provision for income taxes of $1.8 million during the 2016 period, as compared to a $4.6 million benefit for income taxes in the 2015 period.

•	A $0.6 million loss from joint ventures during the 2016 period not incurred in the 2015 period.

Our net income of $111.3 million for the nine months ended September 30, 2016, as compared to net income of $72.6 million for the same period in 2015, was due to the change in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $20.4 million difference in other gains and (losses), net between the 2016 and 2015 periods, due primarily to the 2015 period including losses for the change in fair value of derivative liabilities associated with portions of the warrants related to our previous 3.75% convertible notes. There was no such event in the 2016 period.

•	A provision for income taxes of $2.4 million during the 2016 period, as compared to a $3.4 million benefit for income taxes in the 2015 period.

•	A $2.1 million loss from joint ventures during the 2016 period not incurred in the 2015 period.

Factors and Trends Contributing to Performance

The most important factors and trends contributing to our performance during the three months and nine months ended September 30, 2016 described herein were:

•	Increased occupancy, ADR and outside-the-room spending at Gaylord Palms during the three-month and nine-month 2016 periods, as compared to the 2015 periods. The increase in occupancy (an increase of 8.7 points of occupancy and 4.8 points of occupancy, respectively) is primarily the result of an increase in groups during the three-month 2016 period and increases of both groups and transient during the nine-month 2016 period. The increase in ADR (an increase of 6.1% and 1.5%, respectively) is primarily the result of increases in both group and transient rate. The increase in outside-the-room spending (an increase of 39.5% and 16.0%, respectively) is primarily the result of an increase in banquets, as well as an increase attributable to new and refurbished dining outlets.

•	Increased ADR at Gaylord Opryland (an increase of 9.2% and 5.4%, respectively, during the three-month and nine-month 2016 periods, as compared to the 2015 periods), primarily as a result of an increase in both group and transient rate.

•	Increased occupancy and outside-the-room spending at Gaylord Texan (an increase of 2.7 points of occupancy and 4.3%, respectively) during the nine-month 2016 period, as compared to the 2015 period, primarily as a result of an increase in group business and the resulting increase in catering revenue.

•	Increased same-store net definite group room nights booked (an increase of 27.1% and 18.2%, respectively, for the 2016 periods as compared to the 2015 periods).

•	Increased revenue for our Entertainment segment (an increase of 9.7% and 12.4%, respectively, for the 2016 periods, as compared to the 2015 periods), primarily due to increased attendance at the Grand Ole Opry, as well as increased ancillary business such as tours and retail at the Ryman Auditorium.

•	The nine-month 2015 period included losses of $20.2 million in other gains and losses, net, associated with losses on the change in the fair value of derivative liabilities associated with portions of the warrants related to our previous 3.75% convertible notes.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and nine months ended September 30, 2016 and 2015 (in thousands, except percentages and performance metrics):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues (1):
Rooms	$101,085	$92,828	8.9%	$309,385	$292,089	5.9%
Food and beverage	113,100	108,558	4.2%	362,550	345,931	4.8%
Other hotel revenue	26,834	23,456	14.4%	75,604	69,111	9.4%

Total hospitality revenue	241,019	224,842	7.2%	747,539	707,131	5.7%
Hospitality operating expenses:
Rooms	28,371	27,347	3.7%	82,492	80,216	2.8%
Food and beverage	64,790	63,797	1.6%	201,045	193,661	3.8%
Other hotel expenses	73,331	70,108	4.6%	219,510	210,513	4.3%
Management fees, net	4,408	3,213	37.2%	15,246	10,516	45.0%
Depreciation and amortization	24,401	26,383	-7.5%	75,051	79,175	-5.2%

Total Hospitality operating expenses	195,301	190,848	2.3%	593,344	574,081	3.4%

Hospitality operating income (2)	$45,718	$33,994	34.5%	$154,195	$133,050	15.9%

Hospitality performance metrics:
Occupancy	75.5%	71.9%	5.0%	74.6%	72.7%	2.6%
ADR	$175.22	$169.24	3.5%	$182.46	$178.88	2.0%
RevPAR (3)	$132.32	$121.71	8.7%	$136.08	$130.07	4.6%
Total RevPAR (4)	$315.50	$249.81	26.3%	$328.79	$314.88	4.4%
Net Definite Group Room Nights Booked	502,564	396,810	26.7%	1,251,086	1,062,298	17.8%
Same-store Hospitality performance metrics (5):
Occupancy	75.6%	72.1%	4.9%	74.8%	72.9%	2.6%
ADR	$175.24	$168.83	3.8%	$182.47	$178.61	2.2%
RevPAR (3)	$132.50	$121.72	8.9%	$136.43	$130.22	4.8%
Total RevPAR (4)	$319.48	$298.43	7.1%	$333.23	$317.68	4.9%
Net Definite Group Room Nights Booked	497,185	391,138	27.1%	1,239,251	1,047,997	18.2%

(1)	Hospitality segment results and performance metrics include the results of our Gaylord Hotels and the Inn at Opryland for all periods presented. Results of the AC Hotel are included as of its opening in April 2015.
(2)	Hospitality segment operating income does not include $2.9 million of impairment charges during the nine months ended September 30, 2015 and does not include $0.1 million and $0.9 million of preopening costs incurred during the three months and nine months ended September 30, 2015, respectively. See the discussion of these items set forth below.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Same-store Hospitality performance metrics do not include the AC Hotel, which opened in April 2015.

The increase in total Hospitality segment revenue in the three months ended September 30, 2016, as compared to the same period in 2015, is primarily due to increases of $10.5 million, $2.4 million and $2.2 million at Gaylord Palms, Gaylord Opryland and Gaylord Texan, respectively. The increase in total Hospitality segment revenue in the nine months ended September 30, 2016, as compared to the same period in 2015, is primarily due to increases of $17.7 million, $11.7 million and $7.0 million at Gaylord Palms, Gaylord Opryland and Gaylord Texan, respectively.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Group	73%	73%	75%	77%
Transient	27%	27%	25%	23%

Rooms operating expenses increased in the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to an increase at Gaylord Opryland, as described below.

The increase in food and beverage operating expenses in the three months ended September 30, 2016, as compared to the same period in 2015, is primarily attributable to an increase at Gaylord Palms, partially offset by a decrease at Gaylord Opryland, as described below. The increase in food and beverage operating expenses in the nine months ended September 30, 2016, as compared to the same period in 2015, is primarily attributable to increases at Gaylord Palms, Gaylord Texan and Gaylord Opryland, as described below.

Other hotel expenses for the three months and nine months ended September 30, 2016 and 2015 consist of the following (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Administrative employment costs	$25,941	$25,312	2.5%	$78,641	$78,218	0.5%
Utilities	7,548	7,602	-0.7%	20,682	21,219	-2.5%
Property taxes	8,396	7,906	6.2%	24,050	23,937	0.5%
Other	31,446	29,288	7.4%	96,137	87,139	10.3%

Total other hotel expenses	$73,331	$70,108	4.6%	$219,510	$210,513	4.3%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased slightly during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015. Utility costs decreased slightly during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015. Property taxes increased slightly during the three months and were stable during the nine months ended September 30, 2016, as compared to the same periods in 2015. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily as a result of various increases at each of our Gaylord Hotels properties.

As discussed above, each of our management agreements with Marriott requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. In the three months ended September 30, 2016 and 2015, we incurred $4.8 million and $3.9 million, respectively, and in the nine months ended September 30, 2016 and 2015, we incurred $15.0 million and $12.1 million, respectively, related to base management fees for our Hospitality segment. In the three months ended September 30, 2016 and 2015, we also incurred $0.3 million and $0.1 million, respectively, and in the nine months ended September 30, 2016 and 2015, we incurred $2.5 million and $0.6 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 2 to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense decreased in the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily as a result of a decrease at Gaylord National, as described below.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and nine months ended September 30, 2016 and 2015.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and nine months ended September 30, 2016 and 2015 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Rooms	$34,414	$30,828	11.6%	$102,121	$94,058	8.6%
Food and beverage	32,817	34,943	-6.1%	103,237	100,131	3.1%
Other hotel revenue	11,609	10,625	9.3%	28,704	28,136	2.0%

Total revenue	78,840	76,396	3.2%	234,062	222,325	5.3%
Operating expenses:
Rooms	8,801	8,544	3.0%	25,414	23,723	7.1%
Food and beverage	17,513	19,179	-8.7%	55,606	54,367	2.3%
Other hotel expenses	21,949	22,576	-2.8%	66,003	64,496	2.3%
Management fees, net	1,460	1,288	13.4%	5,125	3,462	48.0%
Depreciation and amortization	7,460	7,689	-3.0%	22,349	22,967	-2.7%

Total operating expenses	57,183	59,276	-3.5%	174,497	169,015	3.2%
Performance metrics:
Occupancy	75.0%	73.4%	2.2%	74.5%	72.7%	2.5%
ADR	$172.90	$158.38	9.2%	$173.41	$164.46	5.4%
RevPAR	$129.63	$116.27	11.5%	$129.27	$119.55	8.1%
Total RevPAR	$296.98	$288.13	3.1%	$296.28	$282.57	4.9%

Rooms revenue and RevPAR increased at Gaylord Opryland during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015. The increase for both periods is the result of an increase in occupancy and ADR for both groups and transient rates. Rooms revenue and RevPAR were negatively impacted during the 2016 periods by a rooms renovation project at Gaylord Opryland, which resulted in approximately 19,700 and 28,300 room nights out of service during the three-month and nine-month 2016 periods, respectively. The rooms renovation project is expected to be completed in November 2016. The 2015 periods were also impacted by a separate rooms renovation that was completed in September 2015, which resulted in approximately 18,000 room nights out of service during the periods. The increase for the nine-month 2016 period is partially attributable to a norovirus outbreak that occurred in January and February 2015 at the property, as well as a winter storm that occurred during February 2015. Rooms expenses increased during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily as a result of increased group commissions.

The decrease in food and beverage revenue at Gaylord Opryland during the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to decreased banquet revenue. The increase in food and beverage revenue during the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to increased banquet revenues from corporate groups, as well as increased food and beverage outlet revenue. Food and beverage expenses decreased in three months ended September 30, 2016, as compared to the same period in 2015, primarily due to lower variable costs associated with the decrease in revenue, as well as lower employment costs and lower food costs. Food and beverage expenses increased in the nine months ended September 30, 2016, as compared to the same period in 2015, primarily as a result of an increase in variable costs associated with the increase in revenue.

Other revenue increased at Gaylord Opryland during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to increased attrition and cancellation fee collections, partially offset by the prior year period including $2.4 million and $3.6 million, respectively, in insurance proceeds related to the norovirus outbreak. Other hotel expenses decreased marginally in the three-month 2016 period and increased in the nine-month period ended September 30, 2016, as compared to the same periods in 2015. The nine-month 2016 increase is primarily the result of increases in sales and marketing expenses.

Depreciation and amortization decreased slightly at Gaylord Opryland during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015.

Gaylord Palms Results. The results of Gaylord Palms for the three months and nine months ended September 30, 2016 and 2015 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Rooms	$14,445	$11,911	21.3%	$51,724	$47,435	9.0%
Food and beverage	22,677	16,394	38.3%	76,557	65,969	16.0%
Other hotel revenue	5,085	3,367	51.0%	15,368	12,584	22.1%

Total revenue	42,207	31,672	33.3%	143,649	125,988	14.0%
Operating expenses:
Rooms	3,973	3,630	9.4%	11,787	11,450	2.9%
Food and beverage	12,741	10,203	24.9%	39,862	35,763	11.5%
Other hotel expenses	15,202	13,669	11.2%	47,129	44,638	5.6%
Management fees, net	802	325	146.8%	2,971	1,768	68.0%
Depreciation and amortization	4,773	4,589	4.0%	14,243	13,947	2.1%

Total operating expenses	37,491	32,416	15.7%	115,992	107,566	7.8%
Performance metrics:
Occupancy	73.4%	64.7%	13.4%	77.8%	73.0%	6.6%
ADR	$151.02	$142.29	6.1%	$171.70	$169.18	1.5%
RevPAR	$110.88	$92.08	20.4%	$133.63	$123.58	8.1%
Total RevPAR	$323.99	$244.86	32.3%	$371.11	$328.23	13.1%

Rooms revenue and RevPAR increased at Gaylord Palms during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, due to an increase in occupancy and ADR for both periods. The three-month 2016 occupancy increase was due to an increase in group business, and the three-month 2016 ADR increase was due to both group and transient business. The nine-month 2016 increases in occupancy and ADR were due to both group and transient business. Rooms expenses increased during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to increased variable costs associated with the increase in occupancy, partially offset by improved labor margins.

Food and beverage revenue increased at Gaylord Palms during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to an increase in banquets. In addition, new and refurbished dining outlets were opened in the second quarter of 2016, which led to increased food and beverage outlet revenue. Food and beverage expenses increased in the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily as a result of an increase in variable costs associated with the increase in revenue, partially offset by improved labor margins.

Other revenue at Gaylord Palms increased during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015. The increase for the both periods was primarily due to increased ancillary revenues, such as parking and resort fees related to the increase in occupancy, as well as the collection of a group contract settlement during third quarter 2016. Other hotel expenses increased in the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to an increase in sales and marketing expenses.

Depreciation and amortization increased slightly at Gaylord Palms during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015.

Gaylord Texan Results. The results of Gaylord Texan for the three months and nine months ended September 30, 2016 and 2015 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Rooms	$21,266	$19,945	6.6%	$61,621	$59,162	4.2%
Food and beverage	26,055	25,633	1.6%	85,038	81,337	4.6%
Other hotel revenue	5,161	4,668	10.6%	15,844	15,012	5.5%

Total revenue	52,482	50,246	4.5%	162,503	155,511	4.5%
Operating expenses:
Rooms	4,482	4,493	-0.2%	12,691	12,925	-1.8%
Food and beverage	14,601	13,948	4.7%	44,398	42,169	5.3%
Other hotel expenses	15,682	14,623	7.2%	45,293	43,676	3.7%
Management fees, net	870	673	29.3%	3,288	2,247	46.3%
Depreciation and amortization	5,060	4,960	2.0%	15,090	15,043	0.3%

Total operating expenses	40,695	38,697	5.2%	120,760	116,060	4.0%
Performance metrics:
Occupancy	82.0%	77.1%	6.4%	78.3%	75.6%	3.6%
ADR	$186.55	$186.01	0.3%	$190.09	$189.64	0.2%
RevPAR	$152.98	$143.48	6.6%	$148.84	$143.42	3.8%
Total RevPAR	$377.54	$361.46	4.4%	$392.51	$376.99	4.1%

Rooms revenue and RevPAR increased at Gaylord Texan during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to increased occupancy due to an increase in group and transient rooms. Rooms expenses decreased slightly during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, as the increased variable expenses associated with the increase in occupancy were offset by improved productivity.

Food and beverage revenue increased at Gaylord Texan during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015. The three-month 2016 increase was primarily due to an increase in food and beverage outlet revenue, while the nine-month 2016 increase was due primarily to an increase in both banquets and food and beverage outlet revenue. Food and beverage expenses increased in the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily as a result of an increase in variable costs associated with the increase in revenue.

Other revenue at Gaylord Texan increased during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily as a result of increases in transportation and spa services. Other hotel expenses increased in the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to increased sales and marketing expenses.

Depreciation and amortization increased slightly at Gaylord Texan during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015.

Gaylord National Results. The results of Gaylord National for the three months and nine months ended September 30, 2016 and 2015 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Rooms	$25,851	$25,347	2.0%	$79,253	$79,787	-0.7%
Food and beverage	30,298	30,221	0.3%	94,097	95,383	-1.3%
Other hotel revenue	4,851	4,744	2.3%	15,355	13,214	16.2%

Total revenue	61,000	60,312	1.1%	188,705	188,384	0.2%
Operating expenses:
Rooms	9,752	9,486	2.8%	28,837	29,213	-1.3%
Food and beverage	19,036	19,553	-2.6%	58,563	59,089	-0.9%
Other hotel expenses	18,503	17,298	7.0%	55,301	53,154	4.0%
Management fees, net	999	718	39.1%	3,114	2,576	20.9%
Depreciation and amortization	6,462	8,499	-24.0%	21,423	25,463	-15.9%

Total operating expenses	54,752	55,554	-1.4%	167,238	169,495	-1.3%
Performance metrics:
Occupancy	72.4%	70.6%	2.5%	69.8%	71.0%	-1.7%
ADR	$194.37	$195.38	-0.5%	$207.48	$206.32	0.6%
RevPAR	$140.78	$138.03	2.0%	$144.91	$146.42	-1.0%
Total RevPAR	$332.19	$328.44	1.1%	$345.04	$345.72	-0.2%

Rooms revenue and RevPAR increased at Gaylord National during the three months ended September 30, 2016, as compared to the same period in 2015, as a result of an increase in occupancy for both group and transient business that was partially offset by a decrease in ADR for transient. Rooms revenue and RevPAR decreased at Gaylord National during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily as a result of a decrease in occupancy for groups, partially offset by an increase in ADR for groups. The decrease in group occupancy was partially attributed to a large winter storm during the first quarter of 2016. Rooms expenses at Gaylord National increased during the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to the increase in variable costs associated with the increase in occupancy, and decreased during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to decreased variable costs associated with the decrease in occupancy.

Food and beverage revenue remained stable at Gaylord National during the three months ended September 30, 2016, as compared to the same period in 2015. Food and beverage revenue decreased during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily as a result of a decrease in banquets. Food and beverage expenses decreased in the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to decreased food and labor costs.

Other revenue increased during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to an increase in attrition and cancellation fee collections. Other hotel expenses increased in the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily as a result of an increase in sales and marketing expenses.

Depreciation and amortization at Gaylord National decreased during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily as a result of a portion of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2008 becoming fully depreciated during 2016.

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months and nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues	$30,701	$27,978	9.7%	$81,893	$72,873	12.4%
Operating expenses	19,100	18,954	0.8%	54,630	48,775	12.0%
Depreciation and amortization	1,637	1,434	14.2%	4,845	4,199	15.4%

Operating income	$9,964	$7,590	31.3%	$22,418	$19,899	12.7%

Entertainment segment revenue increased during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to increased attendance and additional shows at the Grand Ole Opry, as well as increased ancillary business such as tours and retail at the Ryman Auditorium.

Entertainment operating expenses increased during the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily as a result of increased variable expenses related to the increase in shows and ancillary revenues, as well as increased compensation and consulting costs.

Entertainment depreciation expense increased in the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily as a result of our 2015 expansion of the Ryman Auditorium.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Operating expenses	$8,447	$8,017	5.4%	$22,315	$21,384	4.4%
Depreciation and amortization	668	681	-1.9%	1,992	2,093	-4.8%

Operating loss	$(9,115)	$(8,698)	4.8%	$(24,307)	$(23,477)	3.5%

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, increased in the three months and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily as a result of increased consulting costs.

Corporate and Other depreciation and amortization expense decreased modestly in the three months and nine months ended September 30, 2016, as compared with the same periods in 2015.

Operating Results – Preopening Costs

During the three months and nine months ended September 30, 2015, we incurred $0.1 million and $0.9 million, respectively, in preopening costs related to the AC Hotel, which is part of the Company’s Hospitality segment. The hotel opened in April 2015.

Operating Results – Impairment and Other Charges

During the nine months ended September 30, 2015, we incurred $2.9 million in impairment charges related to assets previously used in special events programming that was discontinued. A portion of this charge was incurred at each of our Gaylord Hotels properties, which are included in the Company’s Hospitality segment.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Interest expense	$(15,947)	$(16,138)	-1.2%	$(48,002)	$(47,765)	0.5%
Interest income	2,965	2,982	-0.6%	9,116	9,383	-2.8%
Loss from joint ventures	(638)	—	-100.0%	(2,086)	—	-100.0%
Other gains and (losses), net	2,468	2,467	0.0%	2,288	(18,104)	112.6%
(Provision) benefit for income taxes	(1,822)	4,612	-139.5%	(2,352)	3,425	-168.7%

Interest Expense

Interest expense decreased $0.2 million during the three months ended September 30, 2016, as compared to the same period in 2015, due primarily to increased capitalized interest in the current year, partially offset by increased interest expense associated with our credit facility due to increased borrowings.

Interest expense increased $0.2 million during the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to increased interest expense associated with our $400 million 5% senior notes, which we issued in April 2015. This increase was partially offset by decreased interest expense associated with our credit facility due to lower interest rates associated with a refinancing of the facility, as well as the prior year period including $1.9 million in interest expense related to the write-off of deferred financing costs associated with the refinancing.

Cash interest expense increased $0.4 million to $15.2 million in the three months and increased $3.4 million to $45.2 million in the nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, decreased $0.6 million to $0.7 million in the three months and decreased $3.2 million to $2.8 million in the nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the periods, was 4.2% and 4.3% for the three months and 4.3% and 4.1% for the nine months ended September 30, 2016 and 2015, respectively.

Interest Income

Interest income for the three months and nine months ended September 30, 2016 and 2015 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

Loss from Joint Ventures

The loss from joint ventures for the three months and nine months ended September 30, 2016 primarily represents amounts related to joint ventures that we entered into related to a restaurant concept in Times Square in New York City and the investment in Gaylord Rockies. The restaurant is anticipated to open in April 2017, and Gaylord Rockies is anticipated to open in late 2018.

Other Gains and (Losses), net

Other gains and (losses), net for the nine months ended September 30, 2015 primarily consists of $20.2 million in losses on the change in the fair value of derivative liabilities associated with portions of the warrants associated with our previous 3.75% convertible notes. Other gains and (losses), net for the three months and nine months ended September 30, 2016 and 2015 also includes gains of $2.5 million from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses.

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

For the three months ended September 30, 2016 and 2015, we recorded an income tax (provision) benefit of $(1.8) million and $4.6 million, respectively. For the nine months ended September 30, 2016 and 2015, we recorded an income tax (provision) benefit of $(2.4) million and $3.4 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction and the change in valuation allowance required at the TRSs.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the nine months ended September 30, 2016, our net cash flows provided by operating activities were $199.1 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $201.7 million, partially offset by unfavorable changes in working capital of approximately $2.6 million.

During the nine months ended September 30, 2015, our net cash flows provided by operating activities were $154.6 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense, impairment and other charges, loss on repurchase of warrants and other non-cash charges of approximately $186.6 million, partially offset by unfavorable changes in working capital of approximately $32.0 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties and a decrease in accrued expenses primarily related to the payment of accrued compensation and accrued expenses associated with our hotel holiday programs.

Cash Flows From Investing Activities. During the nine months ended September 30, 2016, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $84.6 million, our investment of $50.4 million in the Gaylord Rockies joint venture, and an increase in restricted cash and cash equivalents associated with the furniture, fixtures and equipment (“FF&E”) reserve we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us. These uses of cash were partially offset by the receipt of $6.8 million in proceeds related to the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland. Purchases of property, plant and equipment consisted primarily of the renovation of a portion of the guest rooms at Gaylord Opryland, a freestanding event ballroom and expanded event space at Gaylord National, the expansion of the guest rooms and convention space at Gaylord Texan, a renovation of the Wildhorse Saloon, and ongoing maintenance capital expenditures for our existing properties.

During the nine months ended September 30, 2015, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $63.4 million, and an increase in restricted cash and cash equivalents associated with the FF&E reserve discussed above, partially offset by the receipt of $10.0 million in proceeds related to the sale of our rights in the letter of intent discussed above. Purchases of property, plant and equipment consisted primarily of an expansion of the Ryman Auditorium, the renovation of a portion of the guest rooms and Gaylord Opryland, and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt and the repayment of long-term debt. During the nine months ended September 30, 2016, our net cash flows used in financing activities were approximately $88.1 million, primarily reflecting the payment of $112.9 million in cash dividends and the payment of $24.8 million to repurchase and retire 0.5 million shares of our common stock, partially offset by $57.5 million in net borrowings under our credit facility.

During the nine months ended September 30, 2015, our net cash flows used in financing activities were approximately $135.4 million, primarily reflecting $271.6 million in repayments under our credit facility, $154.7 million to cash settle the remaining 4.7 million warrants associated with our 3.75% convertible notes, the payment of $95.4 million in cash dividends and the payment of $11.1 million in deferred financing costs, partially offset by the issuance of $400.0 million in senior notes.

Liquidity

At September 30, 2016, we had $35.9 million in unrestricted cash and $331.0 million available for borrowing under our credit facility. During the nine months ended September 30, 2016, we net borrowed $57.5 million under our credit facility, paid cash dividends of $112.9 million, incurred capital expenditures of $84.6 million, invested $50.4 million in the Gaylord Rockies joint venture, and paid $24.8 million to repurchase 0.5 million shares of our common stock. These net outflows were partially offset by cash flows from operating activities discussed above, resulting in the decrease in our cash balance from December 31, 2015 to September 30, 2016.

We currently plan to pay a quarterly cash dividend of $0.75 per share in January 2017, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2016 by spending between $38 million and $48 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, the expansion of the guest rooms and convention space at Gaylord Texan, and the freestanding event ballroom and expanded event space at Gaylord National. We also expect to invest approximately $15.0 million in the Gaylord Rockies joint venture during the remainder of 2016.

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

Principal Debt Agreements

At September 30, 2016, we were in compliance with all covenants related to our outstanding debt.

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

Pursuant to the Amendment, we extended the maturity date of the revolving credit facility under the Credit Facility to June 5, 2019 and provided for two additional six-month extension options, at our election. In addition, the Amendment lowered the adjustable margin for determining the interest rate on revolving loans based on our consolidated funded indebtedness to total asset value ratio (as defined in the Credit Facility). Interest on our borrowings under the revolving credit facility is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. The effective interest rate at September 30, 2016 was LIBOR plus 1.65%. Principal is payable in full at maturity. Further, the unused commitment fee was reduced to 0.2% to 0.3% per year of the average unused portion of the revolving credit facility.

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

At September 30, 2016, $366.9 million of borrowings were outstanding under the Credit Facility, and the lending banks had issued $2.1 million of letters of credit under the facility, which left $331.0 million of availability under the Credit Facility (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”) and $400 Million 5% Senior Notes).

$400 Million Term Loan Facility. On June 18, 2014, we amended the Credit Facility such that we added an additional senior secured term loan facility in the aggregate principal amount of up to $400.0 million to the Credit Facility. Proceeds from the term loan B were used to repay revolving loans under the Credit Facility, to repay our previous 3.75% convertible notes and to settle a portion of the warrants associated with the convertible notes. The term loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At September 30, 2016, the interest rate on the term loan B was LIBOR plus 2.75% and $391.0 million remained outstanding. The term loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million, with the balance due at maturity. Amounts borrowed under the term loan B that are repaid or prepaid may not be reborrowed. At closing, we drew down on the term loan B in full.

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

The $350 Million 5% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.75%, 102.50%, 101.25%, and 100.00% beginning on April 15 of 2016, 2017, 2018, and 2019, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

Off-Balance Sheet Arrangements

As described in Note 11 to our condensed consolidated financial statements included herein, we have invested in a joint venture that will build and subsequently own Gaylord Rockies and expect to fund an additional amount of approximately $35.7 million in 2016 and 2017. In connection with this investment, we agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guaranty of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. We have also provided a completion guarantee under the construction loan capped at our pro rata share of all costs necessary to complete the project within the time specified in the senior loan documents. Further, we have agreed to a guaranty capped at our pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guaranties related to the construction loan, we agreed to provide a guaranty of the mezzanine debt related to the hotel including a payment guaranty capped at $8.75 million for which we are only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guaranties and liens. The guaranty related to the mezzanine debt also includes an uncapped completion guaranty and an uncapped guaranty of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guaranties related to the construction loan. As of September 30, 2016, we have not recorded any liability in the condensed consolidated balance sheet associated with these guarantees.

In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Credit Facility had issued $2.1 million of letters of credit at September 30, 2016. Except as set forth in these paragraphs, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2016, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$1,507,900	$—	$366,900	$741,000	$400,000
Capital leases	663	19	41	45	558
Operating leases (2)	619,118	4,335	8,762	9,296	596,725
Construction commitments (3)	24,722	24,722	—	—	—
Other commitments (4)	35,657	35,657	—	—	—

Total contractual obligations	$2,188,060	$64,733	$375,703	$750,341	$997,283

(1)	Long-term debt commitments do not include approximately $290.7 million in interest payments projected to be due in future years (less than 1 year – $59.5 million; 1-3 years – $115.9 million; 3-5 years – $84.5 million; more than 5 years – $30.8 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at September 30, 2016 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the interest we paid during 2015, 2014 and 2013.

(2)	Total operating lease commitments of $619.1 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(3)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2016, the amount funded into the reserve accounts will be 5.0% of the respective property’s total annual revenue. At September 30, 2016, $24.7 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.
(4)	Other commitments represents our expected capital contribution in the Gaylord Rockies project. Our total capital contribution is expected to be approximately $86.1 million, of which $50.4 million was paid in the nine months ended September 30, 2016. We expect to fund the remainder of our capital contribution during the remainder of 2016 and the first half of 2017. Our capital contributions will be funded from available cash on hand and borrowings under our revolving credit facility.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets, stock-based compensation, depreciation and amortization, income taxes, pension and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no newly identified critical accounting policies in the first nine months of 2016 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under the revolving credit portion of our Credit Facility bear interest at an annual rate of LIBOR plus 1.65%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $366.9 million in borrowings outstanding under the revolving credit portion of our Credit Facility at September 30, 2016 would increase by approximately $3.7 million.

Borrowings outstanding under our $400 million term loan B currently bear interest at an annual rate of LIBOR plus 2.75%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $391.0 million in borrowings outstanding under our $400 million term loan B at September 30, 2016 would increase by approximately $3.9 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at September 30, 2016. As a result, the interest rate market risk implicit in these investments at September 30, 2016, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At September 30, 2016, the value of the investments in the pension fund was $66.4 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.6 million.

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

No shares were repurchased during the three months ended September 30, 2016. The Company has $75.2 million remaining under its current authorization.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: November 3, 2016	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

10.1*#	Third Amendment to Employment Agreement dated as of July 1, 2016 by and between the Company and Bennett Westbrook.

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.