Form 10-K
period 2016-12-31
Ryman Hospitality Properties, Inc.
filed 2017-02-28
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2016 of $50.65 per share was approximately $2,188,172,841 (assuming for this purpose that shares beneficially owned by persons other than officers or directors of the registrant, and their affiliates, are held by non-affiliates).

As of January 31, 2017, there were 51,018,258 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

RYMAN HOSPITALITY PROPERTIES, INC.

2016 ANNUAL REPORT ON FORM 10-K

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

Overview

Ryman is the successor to Gaylord Entertainment Company (“Gaylord”), a Delaware corporation originally incorporated in 1956. As part of the plan to restructure our business operations to facilitate our qualification as a real estate investment trust (“REIT”) for federal income tax purposes, Gaylord merged with and into its wholly-owned subsidiary, Ryman, on October 1, 2012, with Ryman as the surviving corporation and Ryman succeeded to and began conducting, either directly or indirectly, all of the business conducted by Gaylord immediately prior to the merger. Ryman is a Delaware corporation that began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013. We specialize in group-oriented, destination hotel assets in urban and resort markets. As a REIT, we generally will not be subject to federal corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment substantially eliminates the federal “double taxation” on earnings from our REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. Our non-REIT operations, which consist of the activities of our taxable REIT subsidiaries (“TRSs”) that lease or sublease our hotels from our qualified REIT subsidiaries, as well as businesses within our Entertainment segment, will continue to be subject, as applicable, to federal and state corporate income taxes.

Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,811 rooms that are managed by lodging operator Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention

Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”), the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National, which we purchased in December 2014 and opened in April 2015. We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

Our operations are organized into three principal business segments: (i) Hospitality, which includes our hotel properties and the results of hotel operations, as well as our investment in the Gaylord Rockies joint venture; (ii) Entertainment, which includes our Grand Ole Opry assets, the Ryman Auditorium, WSM-AM and our other attractions, which will include a new Times Square entertainment venue scheduled to open in second quarter 2017 and a new downtown Nashville entertainment venue anticipated to open in 2018; and (iii) Corporate and Other, which includes corporate expenses. These three business segments — Hospitality, Entertainment, and Corporate and Other — represented approximately 90%, 10%, and 0%, respectively, of our total revenues for the fiscal year ended December 31, 2016.

Financial information by business segment and for each of our Gaylord Hotels properties as of December 31, 2016 and for each of the three years in the period then ended appears in Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 14 – Financial Reporting by Business Segments” to our consolidated financial statements included in this Annual Report on Form 10-K.

Our Strategic Plan

Our goal is to become the nation’s premier hospitality REIT for group-oriented, destination hotel assets in urban and resort markets.

•	Existing Hotel Property Design. Our hotel properties focus on the large group meetings market in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. This strategy creates a better experience for both meeting planners and guests, and has led to our current hotel properties claiming a place among the leading convention hotels in the country.

•	Expansion of Hotel Asset Portfolio. While our short-term capital allocation strategy has focused on returning capital to stockholders, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are generally interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. As a REIT, we no longer view independent, large-scale development of resort and convention hotels as part of our long-term growth strategy.

•	Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. To this end, we have recently announced our involvement in a joint venture to open a four-level entertainment complex in Times Square, as well as a Company-owned, Blake Shelton-themed five-level bar, music venue and event space in Nashville.

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

Based on our information and information and data obtained from Smith Travel Research, the top 10 hotels within the United States with the highest square footage of self-contained exhibit and meeting space as of January 2017 are as follows:

Facility	Location	Hotel Rooms	Total Exhibit and Meeting Space (sq. ft.)
The Venetian Resort & Casino	Las Vegas, NV	4,049	2,250,000
Mandalay Bay Resort & Casino	Las Vegas, NV	4,332	1,700,000
Gaylord Opryland Resort & Convention Center	Nashville, TN	2,888	640,000
MGM Grand Hotel & Casino	Las Vegas, NV	5,044	602,000
Gaylord National Resort & Convention Center	National Harbor, MD	1,996	470,000
Marriott Orlando World Center Resort	Orlando, FL	2,000	450,000
Rosen Shingle Creek Resort	Orlando, FL	1,500	445,000
Gaylord Texan Resort & Convention Center	Grapevine, TX	1,511	400,000
Gaylord Palms Resort & Convention Center	Kissimmee, FL	1,416	400,000
Hilton Anatole	Dallas, TX	1,608	345,000

Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space and 12 treatment rooms. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson Showboat, the Gaylord Springs Golf Links (our 18-hole championship golf course), and other attractions in the Nashville area. Gaylord Opryland has 2,888 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 640,000 square feet. Gaylord Opryland has been recognized by many industry and commercial publications, receiving Successful Meetings magazine’s Pinnacle Award from 2010 through 2016, Meeting & Conventions’ Gold Key and Gold Platter Awards every year since 1993, and is recognized as a member of Meeting & Conventions Hall of Fame. We recently announced plans for a $90 million luxury indoor/outdoor waterpark with over 200,000 square feet of water attractions and amenities adjacent to Gaylord Opryland that we expect to open in 2018.

Gaylord Palms Resort and Convention Center — Kissimmee, Florida. Gaylord Palms has 1,416 signature guest rooms, three ballrooms with approximately 76,000 square feet, 76 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida, which we have leased pursuant to a 75-year ground lease with a 24-year renewal option. The resort is approximately a five-minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets, a new resort pool, and a full-service spa, with 20,000 square feet of dedicated space and 25 treatment rooms. Hotel guests also have golf privileges at Celebration Golf Club, located approximately two miles from the property. Gaylord Palms is rated as a AAA Four-Diamond Hotel and has been recognized by many publications, receiving Successful Meetings magazine’s Pinnacle Award from 2007 to 2016, Meeting and Conventions’ Gold Key Award every year since 2003 and their Gold Platter Award eleven times since 2003, and is recognized as a member of Meeting & Conventions Hall of Fame.

Gaylord Texan Resort and Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. Of the 85 acres, we own 75 acres and lease approximately 10 acres pursuant to a ground lease. The hotel features a lavish and expansive atrium, 1,511 signature guest rooms, three ballrooms with approximately 85,000 square feet, 70 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The property also includes a number of themed restaurants, retail outlets, a recently expanded resort pool and a full-service spa with 25,000 square feet of dedicated space and 12 treatment rooms, as well as an entertainment complex consisting of an approximately 39,000 square foot venue with a performance stage, dance floor, and a two-story outdoor deck. Guests also have access to the adjacent Cowboys Golf Club. The Gaylord Texan is rated as a AAA Four-Diamond Hotel, and it received Successful Meetings magazine’s Pinnacle Award from 2012 through 2016, Meeting and Conventions’ Gold Key Award every year since 2005 and Meeting and Conventions’ Gold Platter Award from 2010 through 2014. In January 2016, we announced plans for a $120 million expansion of Gaylord Texan that we anticipate will be completed in 2018. This expansion will include an additional 300 guest rooms and 86,000 square feet of meeting space.

Gaylord National Resort and Convention Center — National Harbor, Maryland. Gaylord National is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 470,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center with 12 treatment rooms, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. The Gaylord National is rated as a AAA Four-Diamond Hotel, and it received Successful Meetings Magazine’s Pinnacle Award in 2011, 2012, 2014, 2015 and 2016 and Meeting and Conventions’ Gold Key Award every year since 2009. We are in the process of a $25 million facility expansion that includes a new freestanding 24,000-square foot ballroom building offering 16,000 square feet of meeting space on the banks of the Potomac River. This expansion is anticipated to be completed in second quarter 2017.

Inn at Opryland. We also own the Inn at Opryland, which is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space.

AC Hotel. We also own the AC Hotel, which is located near Gaylord National and opened in April 2015. The hotel has 192 rooms and approximately 3,700 square feet of meeting space.

Gaylord Rockies Resort and Convention Center — Aurora, Colorado. As further discussed in “Note 4 – Investment in Gaylord Rockies Joint Venture” to our consolidated financial statements included in this Annual Report on Form 10-K, we recently acquired a 35% interest in a joint venture investment for Gaylord Rockies. Gaylord Rockies is situated on approximately 85 acres and is located approximately 10 minutes from Denver International Airport. The hotel will feature a lavish and expansive atrium, 1,500 signature guest rooms, including 114 suites, four ballrooms up to approximately 60,000 square feet, up to 81 breakout rooms, and total meeting, exhibit and pre-function space of approximately 485,000 square feet. The property is also expected to include a number of themed restaurants, retail outlets, a full-service spa, five outdoor event spaces and an indoor/outdoor pool complex. The estimated $800 million hotel project is expected to be completed in late 2018.

Description of our Entertainment Portfolio

The Grand Ole Opry. The Grand Ole Opry, which celebrated its 91st anniversary in 2016, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Grand Ole Opry House, home of the Grand Ole Opry, seats approximately 4,400, is located in the Opryland complex, and was named the Venue of the Year by the Academy of Country Music in 2014. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and Sirius/XM Radio and streamed on the Internet. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists and other acts.

Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. In June 2015, the Ryman completed a $14 million expansion, including updated museum exhibits, a new museum theatre and a new café. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2016 to January 2017. The Ryman Auditorium has been nominated for “Theatre of the Year” by Pollstar Concert Industry Awards every year since 2003, winning the award every year since 2010, and was named the Venue of the Year by the Academy of Country Music in 2009, 2011, 2013 and 2015.

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

WSM-AM. WSM-AM commenced broadcasting in 1925. The involvement of Ryman’s predecessors with country music dates back to the creation of the radio program that became The Grand Ole Opry, which has been broadcast live on WSM-AM since 1925. WSM-AM is broadcast from the Gaylord Opryland complex in Nashville and has a country music format. WSM-AM is one of the nation’s “clear channel” stations, meaning that no other station in a 750-mile radius uses the same frequency for night time broadcasts. As a result, the station’s signal, transmitted by a 50,000-watt transmitter, can be heard at night in much of the United States and parts of Canada.

Opry City Stage. In October 2016, we announced a joint venture partnership with New York City-based SPK Hospitality Group LLC that will own and operate Opry City Stage, a four-level entertainment complex on historic Broadway in Times Square. Opry City Stage will feature live entertainment, simulcast performances from the Grand Old Opry House, a world-class listening room, private event space, and a two-story bar and restaurant space. The venue is expected to open in second quarter 2017.

Ole Red. In January 2017, we announced plans for a multi-level entertainment venue in downtown Nashville. The 26,000-square foot venue will feature a two-story bar and restaurant, performance space, private event space and a 6,000-square foot rooftop restaurant and bar. Ole Red is expected to open in 2018.

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

Employees

At December 31, 2016, we had approximately 284 full-time and 523 part-time and temporary employees. Of these, approximately 226 full-time and 521 part-time employees were employed in our Entertainment segment; and approximately 58 full-time employees and 2 part-time employees were employed in our Corporate and Other segment. We believe our relations with our employees are good. In connection with Marriott’s assumption of the day-to-day management of our Gaylord Hotels properties and certain other assets, effective in 2012, our former employees involved in the day-to-day operations of our Gaylord Hotels, as well as the Inn at Opryland, the General Jackson, Gaylord Springs and Wildhorse Saloon businesses, became employees of Marriott. Since that time, Marriott has been responsible for hiring and maintaining the labor force at each of these properties, as well as the AC Hotel since its opening.

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

Entertainment

The Grand Ole Opry and our other entertainment businesses compete with all other forms of entertainment and recreational activities. The success of the Entertainment group is dependent upon certain factors beyond our control, including economic conditions, the amount of available leisure time, transportation cost, public taste and weather conditions. Our radio station competes with numerous other types of entertainment businesses and advertisement media, and success is often dependent on taste and fashion, which may fluctuate from time to time.

Management Agreements

Gaylord Hotels. We are a party to a management agreement with Marriott for each of our Gaylord Hotels properties, as well as a pooling agreement with Marriott with respect to the Gaylord Hotels properties on an aggregate basis. Each of the management agreements has a term expiring in 2047, with three automatic 10-year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of the management agreements requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement requires us to pay to Marriott an incentive fee of: (i) 20% of pooled available cash flow (which is generally operating profit for the pooled hotels less an owner’s priority) in 2014; (ii) 10% of the first $10.0 million of pooled available cash flow, plus 20% of any additional pooled available cash flow over such threshold for 2015; and (iii) 10% of the first $15.0 million of pooled available cash flow plus 20% of any additional pooled available cash flow over such threshold in or after 2016. The owner’s priority is collectively $240 million, plus certain additional amounts, including 10% of certain non-routine capital expenditures and conversion work, and 10% of replacements of furniture, fixtures, and equipment and routine capital expenditures in excess of a reserve. If one or more of our Gaylord Hotels properties were not a “pooled hotel” (i.e., if we cease to own the hotel or we lease the hotel to a third party), the thresholds used to calculate the incentive fee in the pooling agreement will be adjusted, and the incentive fee for the non-pooled hotel will be based on such hotel’s performance. The management agreements and pooling agreement also contain certain restrictions on our incurring indebtedness that encumber our Gaylord Hotels properties on an individual or aggregate basis. The management agreements may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards. The management agreements prohibit us from selling the Gaylord Hotels properties to certain persons, including any person who does not, in Marriott’s reasonable judgment, have sufficient financial resources and liquidity to fulfill our obligations under the management agreements, or any person who owns a controlling interest in a hotel brand (e.g., Hilton or Hyatt) totalling at least ten full-service hotels that are not affiliated with a brand but that are marketed and operated as a collective group, if such brand or group of hotels compete with Marriott. In addition, we may not sell a Gaylord Hotels property if we are then in breach of the applicable management agreement.

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

Total base management fees incurred during 2016, 2015 and 2014 were $21.4 million, $17.4 million and $19.6 million, respectively. Total incentive fees incurred during 2016, 2015 and 2014 were $4.8 million, $1.4 million and $0.4 million, respectively. Management fees are presented in the accompanying financial information net of the amortization of the deferred management rights proceeds discussed further in the Deferred Management Rights Proceeds note (Note 6) to our consolidated financial statements included in this Annual Report on Form 10-K.

Seasonality

Portions of our business are seasonal in nature. The group convention business at our Gaylord Hotels properties is subject to reduced levels of demand during the year-end holiday periods.

Regulation and Legislation

Hospitality

Our current hotel properties are subject to certain federal, state, and local governmental laws and regulations including, without limitation, labor regulations, health and safety laws and environmental regulations applicable to hotel and restaurant operations. The hotels are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as regulations pursuant thereto. We believe that our hotel properties and our attractions are in substantial compliance with such regulations. In addition, the sale of alcoholic beverages by a hotel requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have the power to limit, condition, suspend or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of operations of our Hospitality segment. Pursuant to management agreements with Marriott, we do not control many of these activities at our hotel properties, and we rely on Marriott to comply with all such federal, state and local governmental laws and regulations with respect to such properties. However, under the terms of our management agreements with Marriott, we may be required to bear the cost of any capital expenditures necessary to comply with a legal requirement.

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

In addition, our Nashville area attractions are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as the laws and regulatory activities associated with the sale of alcoholic beverages described above. Pursuant to management agreements with Marriott, we do not control many of these activities with respect to the General Jackson Showboat, Gaylord Springs, and the Wildhorse Saloon, and we rely on Marriott to comply with all such federal, state and local governmental laws and regulations with respect to such businesses. However, under the terms of our management agreements with Marriott, we may be required to bear the cost of any capital expenditures necessary to comply with a legal requirement.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of January 1, 2017. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	69	Chairman of the Board of Directors and Chief Executive Officer
Mark Fioravanti	55	President and Chief Financial Officer
Bennett Westbrook	50	Executive Vice President, Development and Design & Construction
Patrick Chaffin	43	Senior Vice President of Asset Management
Scott J. Lynn	43	Senior Vice President, General Counsel and Secretary
Jennifer Hutcheson	39	Senior Vice President and Corporate Controller

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

Bennett Westbrook is Executive Vice President, Development and Design & Construction, a position he has held since June 2016. Prior to that time, Mr. Westbrook served as Senior Vice President of Investments and Design and Construction for the Company. Mr. Westbrook leads the Company’s acquisition, development, and design and construction efforts on hospitality projects and other real estate and investment-related projects. Prior to joining the Company in 2001, Mr. Westbrook was Corporate Director of Development at Harrah’s Entertainment, Inc. from 2000-2001, Regional Real Estate Manager for Federated Department Stores (now Macy’s, Inc.) from 1997-2000, and Director of Development at Harrah’s Entertainment, Inc. from 1994-1997. Mr. Westbrook earned both his B.A. degree in Political Science and MBA degree at Vanderbilt University.

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

To qualify for taxation as a REIT effective for the year ended December 31, 2013, we were required to distribute to our stockholders our undistributed accumulated earnings and profits attributable to taxable periods ended prior to January 1, 2013. To satisfy this requirement, on November 2, 2012, our board of directors declared a special dividend in the amount of $6.84 per share of common stock, or an aggregate of approximately $309.8 million to stockholders of record as of the close of business on November 13, 2012, payable on December 21, 2012 in a combination of cash and stock, as elected by stockholders. We believe that the total value of the special dividend was sufficient to fully distribute our accumulated earnings and profits and that a portion of the special dividend exceeded our accumulated earnings and profits. However, the amount of our undistributed accumulated earnings and profits is a complex factual and legal determination. We may have had less than complete information at the time we estimated our earnings and profits or may have interpreted the applicable law differently from the IRS. Substantial uncertainties exist relating to the computation of our undistributed accumulated earnings and profits, including the possibility that the IRS could successfully assert that our pre-REIT accumulated earnings and profits should be increased. Thus, we may fail to satisfy the requirement to distribute all of our pre-REIT accumulated earnings and profits by the close of our first taxable year as a REIT.

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

We are also subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on all or a portion of the gain recognized from a sale occurring prior to January 1, 2018 of assets that we held on the effective date of our REIT election, to the extent of the built-in gain based on the fair market value of those assets on the effective date of the REIT election in excess of our then tax basis. That tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of January 1, 2013. Similarly, we may be subject to corporate-level tax on the sale of any asset that we acquire from a C-corporation in a tax-deferred transaction to the extent that we dispose of such asset in a taxable transaction during the ten-year period immediately succeeding such acquisition.

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

The Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) contains changes to certain aspects of the U.S. federal income tax rules applicable to us. The PATH Act is the most recent example of changes to the REIT rules, and additional legislative changes may occur that could adversely affect our current tax positions. The PATH Act modifies various rules that apply to our ownership of, and business relationship with, our TRSs and reduces the maximum allowable value of our assets attributable to TRSs from 25% to 20%, which could impact our ability to enter into future investments. The PATH Act also makes multiple changes related to the Foreign Investment in Real Property Tax Act, expands prohibited transaction safe harbors and qualifying hedges, and repeals the preferential dividend rule for public REITs previously applicable to us. Lastly, the PATH Act adjusts the way we may calculate certain earnings and profits calculations to avoid double taxation at the stockholder level, and expands the types of qualifying assets and income for purposes of the REIT requirements. The provisions enacted by the PATH Act could result in changes in our tax positions or investments, and future legislative changes related to those rules described above could have a materially adverse impact on our results of operations and financial condition.

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

Due to federal income tax laws that restrict REITs from operating and managing hotels, we do not operate or manage the day-to-day functions of any of our hotel properties as a REIT. We lease or sublease our hotel properties to TRSs, and such TRS lessees have engaged Marriott as a third-party hotel manager pursuant to hotel management agreements. Marriott manages the day-to-day operations of our Gaylord Hotels, as well as the Inn at Opryland and the AC Hotel, and will manage Gaylord Rockies upon completion. We will identify third-party hotel managers to operate and manage any hotels that we acquire in the future. Our third-party hotel managers will be responsible for the day-to-day management of our hotel properties, including, but not limited to, implementing significant operating decisions, setting rates for rooms and meeting space, controlling revenue and expenditures, collecting accounts receivable, and recruiting, employing and supervising employees at our hotel properties. We will not have the authority to require our third-party hotel managers to operate our hotel properties in a particular manner, although we will have consent and approval rights for certain matters under our hotel management agreements with Marriott, subject to the limitations described therein. As a result, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders are largely dependent on the ability of our third-party hotel managers to operate our hotel properties successfully. Any failure by our third-party hotel managers to provide quality services and amenities or to maintain and protect a quality brand name and reputation could have a negative impact on their ability to operate and manage our hotel properties successfully and could negatively impact our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

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

Acquisitions of hotels will require significant capital expenditures, and hotels that we acquire may need renovations and capital improvements at the time of acquisition. All of our hotel properties will require periodic capital expenditures and renovation to remain competitive. We may also undertake hotel expansions or new features at our existing hotel properties that involve significant capital expenditures, such as our Gaylord Texan expansion and our resort pool project at Gaylord Opryland. If any hotels that we acquire are subject to franchise agreements, the franchisors of these hotels may also require periodic capital improvements as a condition to our maintaining the franchise licenses. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and net of capital gains) each year to maintain our qualification as a REIT for federal income tax purposes. As a result, our ability to fund acquisitions or capital expenditures through any retained earnings or operating cash flow will be limited. Consequently, we will rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Our ability to grow through acquisitions will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

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

We currently have a significant amount of debt. As of December 31, 2016, we had approximately $1.5 billion of total debt. We may incur additional debt in connection with any additional hotel acquisitions, development, investment in new projects, renovations, or capital improvement.

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

Currently, the revolving loans and letters of credit under our credit facility mature on June 5, 2019, and we will be required to refinance this facility prior to such date. We also have outstanding $390.0 million under our $400 million term loan B and $350.0 million in aggregate principal amount of our 5.00% senior unsecured notes, both of which mature in 2021 and $400.0 million in aggregate principal amount of additional 5.00% senior unsecured notes that mature in 2023.

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

We and our third-party hotel manager rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure could harm our business.

We and our third-party hotel manager rely on information technology systems, including networks and the Internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Our businesses require collection of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems and those of our service providers. The integrity and protection of customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we or the hotel managers could make faulty decisions. Customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The regulatory environment surrounding information, security and privacy is also increasingly demanding. Our existing systems may be unable to satisfy changing regulatory requirements and employee and customer expectations, or may require significant additional investments or time to do so. Despite implementation of various measures designed to protect our information systems and records, including those we maintain with our service providers, we or the hotel managers may be subject to security breaches, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider or failure to comply with the various U.S. and international laws and regulations applicable to the protection of such data or with Payment Card Industry data security standards, could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

Our real estate investments are subject to numerous risks.

Because we own hotels and attractions properties, we are subject to the risks that generally relate to investments in real property. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, as well as the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate properties. Additionally, the Federal Reserve Board increased federal interest rates in December 2016 by 25 basis points with additional gradual increases expected to come over the next year, subject to any ongoing economic uncertainty following the 2016 U.S. election results. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases, particularly as the cost of borrowing increases, and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, governments can, under eminent domain laws, take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition. In addition, equity real estate investments, such as the investments we hold and any additional properties that we may acquire, are relatively difficult to sell quickly. If our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be reduced.

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

We have invested in, and in the future may invest in, mortgage loans, mezzanine debt, joint ventures, such as our Gaylord Rockies investment, or certain minority equity interests over which we may not have significant control, to or for which we may owe significant funding or obligations and for which there is no readily available market, and these investments may not be profitable.

We may invest with third parties through partnerships, joint ventures or other entities, by acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. Further, we may invest in mortgage loans or mezzanine financing for a property. These types of investments may not be liquid and we may have little or no rights, or ability, to exercise the direction or control of the respective enterprises. In connection with these investments, we may have obligations under certain guarantees related to such investments. The ultimate value of any debt investments, joint ventures or minority investments will be dependent upon the efforts of others over an extended period of time. The nature of our interests and the absence of a readily available market for those interests restrict our ability to dispose of them. Our lack of control over the management of any business in which we are a creditor, joint owner or minority investor and the lack of a readily available market to sell our interest in these businesses may cause us to recognize a loss on our investment in these businesses or to incur costs or liabilities that we do not control, but for which we may be required to contribute capital or satisfy financial commitments. These arrangements are subject to uncertainties and risks, including those related to credit risk, conflicting joint venture partner interests, including with respect to competition in other markets, and to our joint venture partners failing to meet their financial or other obligations.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) serves as the primary vehicle for comprehensive healthcare reform in the United States. Among other things, the Health Reform Law contains provisions that affect employer-sponsored health plans and impose excise and other taxes and fees with respect to certain plans. Pursuant to our management agreements, our third-party managers may pass certain health care costs for employees working at our properties through to us. As such, the provisions of the Health Reform Law may significantly raise our and our third-party managers’ employee health benefits costs and/or alter the benefits we or our third-party managers are required to provide to our respective employees. We anticipate increased expenses relating to our and our third-party managers’ company-sponsored plans over the course of the next several years. If we or our third-party hotel managers are not able to limit or offset future cost increases, those costs could have an adverse effect on our results of operations. The 2016 U.S. elections, which resulted in the election of a Republican president and Republican control of both houses of Congress, will likely lead to the repeal of the Health Reform Law or significant changes to the Health Reform Law, its implementation or its interpretation. We are unable to predict whether, when, and how the Health Reform Law will be changed, what alternative provisions, if any, will be enacted, the timing of enactment and implementation of alternative provisions, or the impact of alternative provisions on our results of operations.

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

These factors could reduce the net operating profits of our TRS lessees, which in turn could adversely affect the amount and frequency of distributions we make to our stockholders and our ability to service our debt.

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

Our Charter also prohibits the ownership of shares by any person or entity if such ownership would violate or otherwise be inconsistent with federal communications laws or regulations pertaining to the ownership of television or radio stations, cable television or other radio authorizations by (i) foreign persons or entities, (ii) persons or entities having interests in television or radio broadcast stations, newspapers or cable television systems, and (iii) entities seeking direct or indirect control of us without prior federal regulatory approval. In the event of a transfer that would result in a violation or inconsistency with federal communications laws or regulations we may refuse to permit the transfer, suspend the rights of share ownership as necessary to prohibit the violation or inconsistency, or redeem the shares. Anyone who acquires shares in violation of the share ownership limit or the other restrictions on transfer in our Charter bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our shares falls between the date of purchase and the date of redemption or sale. In addition, these ownership limitations may prevent an acquisition of control of us by a third party without the approval of our board of directors, even if our stockholders believe the change of control is in their interest.

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

Other factors that could affect the market price of our common stock include the following:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in the hotel or real estate industries;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities in the future;

•	disputes with our hotel managers;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•	unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters, such as hurricanes, tsunamis or earthquakes.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Hospitality Segment

Hotel	Location	Rooms	Meeting, Exhibit and Pre-Function Space
Gaylord Opryland	Nashville, TN	2,888	640,000
Gaylord National	National Harbor, MD (Washington, DC area)	1,996	470,000
Gaylord Palms	Kissimmee, FL (Orlando area)	1,416	400,000
Gaylord Texan	Grapevine, TX (Dallas area)	1,511	400,000
Inn at Opryland	Nashville, TN	303	14,000
AC Hotel	National Harbor, MD (Washington, DC area)	192	3,700

We own our Opryland complex in Nashville, Tennessee, which includes the site of Gaylord Opryland (approximately 172 acres). We also own the approximately 6-acre site of the Inn at Opryland, which is located near the Opryland complex. We have leased a 65-acre tract in Osceola County, Florida, on which the Gaylord Palms is located, pursuant to a 75-year ground lease with a 24-year renewal option. We acquired approximately 85 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 10 acres), on which the Gaylord Texan is located. We also own an additional approximately 40 acres of property near the Gaylord Texan. We own approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which the Gaylord National is located and we own fee title to the condominium unit in the eight-story building in which the AC Hotel is located. All of our existing Gaylord Hotels properties secure our credit facility, as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Each of our hotel properties is leased or subleased to one of our TRSs, and such TRS has engaged Marriott to manage the day-to-day operations of the hotel. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.” For the operating results of our hotels on a property basis, see “Operating Results – Detailed Segment Financial Information” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Entertainment Segment

We own the General Jackson’s docking facility, the Grand Ole Opry House and WSM Radio’s offices and studios, each of which are located within the Opryland complex. We also own Gaylord Springs, an 18-hole golf course situated on over 200 acres, which is located near the Opryland complex. In downtown Nashville, we own the Ryman Auditorium, the Wildhorse Saloon dance hall and production facility, and a four-story building that we recently announced will house a $20 million multi-level entertainment venue consisting of approximately 32,000 square feet currently scheduled to open in 2018. We also own a three-story building in downtown Nashville that we are currently evaluating for future use. Our TRSs have engaged Marriott to manage the day-to-day operations of the General Jackson Showboat, Gaylord Springs and the Wildhorse Saloon. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.”

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

Our common stock is listed on the New York Stock Exchange under the symbol “RHP”. The following table sets forth, for the calendar quarters indicated, the high and low sales prices for a share of our common stock as reported by the NYSE for the last two years:

	2016			2015
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$53.70	$41.50	$0.75	$64.97	$52.48	$0.65
Second Quarter	$54.08	$47.16	$0.75	$62.96	$52.81	$0.65
Third Quarter	$56.77	$47.93	$0.75	$58.52	$48.13	$0.70
Fourth Quarter	$64.08	$47.31	$0.75	$61.02	$48.87	$0.70

Dividends Declared in 2016

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

On December 2, 2016, the Company’s board of directors declared the Company’s fourth quarter cash dividend in the amount of $0.75 per share of common stock, or an aggregate of approximately $38.3 million in cash, which was paid on January 13, 2017 to stockholders of record as of the close of business on December 30, 2016.

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

Other Information

There were approximately 1,398 record holders of our common stock as of January 31, 2017. The closing price for our stock on January 31, 2017 was $61.18.

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

We also announced on August 20, 2015 that our board of directors authorized a share repurchase program for up to $100 million of our common stock using cash on hand and borrowings under our revolving credit line. The repurchases were implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases were made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The authorization expired December 31, 2016, terminating our repurchase program. During the three months ended March 31, 2016, the Company repurchased 0.5 million shares of its common stock for an aggregate purchase price of $24.8 million, which the Company funded using cash on hand and borrowings under its revolving credit facility. The repurchased stock, which represents the entirety of shares that were repurchased under the authorization, was cancelled by the Company.

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

The following selected historical financial information of the Company and its subsidiaries as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 was derived from our audited consolidated financial statements included herein. The selected financial information as of December 31, 2014, 2013 and 2012 and for each of the two years in the period ended December 31, 2013 was derived from previously issued audited consolidated financial statements. The information in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 included herein (in thousands, except per share amounts).

	Years Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data:
Revenues:
Rooms	$420,011	$404,457	$384,185	$357,313	$365,611
Food and beverage	477,493	461,157	437,673	403,725	420,707
Other hotel revenue	142,139	128,989	132,308	117,471	129,723
Entertainment	109,564	97,521	86,825	76,053	70,553

Total revenues	1,149,207	1,092,124	1,040,991	954,562	986,594

Operating expenses:
Rooms	109,618	110,067	111,864	103,171	93,919
Food and beverage	267,307	261,580	248,358	237,153	242,739
Other hotel expenses	322,774	312,989	311,836	298,830	317,624
Management fees, net	22,194	14,657	16,151	14,652	4,207

Total hotel operating expenses	721,893	699,293	688,209	653,806	658,489

Entertainment	74,550	67,363	59,815	56,528	52,130
Corporate	29,143	28,914	27,573	26,292	46,876
REIT conversion costs (1)	—	—	—	22,190	101,964
Casualty loss	—	—	—	54	858
Preopening costs	—	909	11	—	340
Impairment and other charges (2)	—	19,200	—	2,976	—
Depreciation and amortization:
Hospitality	100,186	105,876	103,422	103,147	107,343
Entertainment	7,034	5,747	5,258	5,368	5,119
Corporate and Other	2,596	2,760	3,598	8,013	18,229

Total depreciation and amortization	109,816	114,383	112,278	116,528	130,691

Total operating expenses	935,402	930,062	887,886	878,374	991,348

Operating income (loss):
Hospitality	217,564	189,434	162,535	121,556	150,210
Entertainment	27,980	24,411	21,752	14,157	13,305
Corporate and Other	(31,739)	(31,674)	(31,171)	(34,305)	(65,107)
REIT conversion costs (1)	—	—	—	(22,190)	(101,964)
Casualty loss	—	—	—	(54)	(858)
Preopening costs	—	(909)	(11)	—	(340)
Impairment and other charges (2)	—	(19,200)	—	(2,976)	—

Total operating income (loss)	213,805	162,062	153,105	76,188	(4,754)
Interest expense	(63,906)	(63,901)	(61,447)	(60,916)	(58,582)
Interest income	11,500	12,384	12,075	12,267	12,307
Loss on extinguishment of debt (3)	—	—	(2,148)	(4,181)	—
Loss from joint ventures	(2,794)	—	—	—	—
Other gains and (losses) (4)	4,161	(10,889)	23,400	2,332	22,351

Income (loss) before income taxes	162,766	99,656	124,985	25,690	(28,678)
(Provision) benefit for income taxes (5)	(3,400)	11,855	1,467	92,662	2,034

Net income (loss)	159,366	111,511	126,452	118,352	(26,644)
Loss on call spread modification related to convertible notes (6)	—	—	(5,417)	(4,869)	—

Net income (loss) available to common stockholders	$159,366	$111,511	$121,035	$113,483	$(26,644)

Basic income per share available to common stockholders	$3.12	$2.18	$2.38	$2.22	$(0.56)

Fully diluted income per share available to common stockholders	$3.11	$2.16	$2.17	$1.81	$(0.56)

Dividends Declared per Common Share (7)	$3.00	$2.70	$2.20	$2.00	$6.84

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	$2,405,753	$2,331,434	$2,391,500	$2,405,323	$2,521,104
Total debt	1,502,554	1,431,710	1,319,909	1,135,114	1,020,516
Total stockholders’ equity (8)	367,997	379,562	401,407	757,695	853,598

(1)	We have segregated all costs related to the transactions that facilitated our conversion to a REIT from normal operations and reported these amounts as REIT conversion costs in the accompanying selected financial data. During 2013, we incurred $22.2 million of REIT conversion costs, which includes $14.4 million in employment, severance and retention costs, $2.7 million in professional fees, and $5.1 million in various other transition costs. During 2012, we incurred $102.0 million of REIT conversion costs, which includes $33.3 million of non-cash impairment charges, $23.1 million in professional fees, $24.4 million in employment, severance and retention costs, and $21.2 million in various other transition costs.
(2)	Impairment charges in 2015 include costs associated with our decision to move forward with an expansion of the guest rooms and convention space at Gaylord Texan. This capital project replaced a previously contemplated expansion that we began incurring design costs for during 2007 and had been subsequently put on hold. As the new project is substantially different from the previously contemplated project, we incurred an impairment charge of $16.3 million in the fourth quarter of 2015. In addition, during 2015, we incurred $2.9 million in impairment charges related to assets previously used in special events programming that was discontinued. Impairment charges in 2013 are primarily associated with disposed equipment at Gaylord National and the decision not to move forward with a proposed expansion at Gaylord Palms in the near-term.
(3)	During 2014, we settled the repurchase of and subsequently cancelled $56.3 million of our 3.75% convertible notes in private transactions for aggregate consideration of $120.2 million. In addition, prior to their maturity we early settled the conversion of $15.3 million of convertible notes that were converted by holders. We recorded a loss on extinguishment of debt of $2.1 million in 2014 as a result of these transactions. During 2013, we settled the repurchase of and subsequently cancelled $54.7 million of our 3.75% convertible notes in private transactions for aggregate consideration of $98.6 million. In addition, we settled $1.2 million of convertible notes that were converted by a holder. We recorded a loss on extinguishment of debt of $4.2 million in 2013 as a result of these transactions.
(4)	Other gains and (losses) for 2015 includes a $20.2 million loss on the repurchase of a portion of the common stock warrants associated with our convertible notes. Other gains and (losses) for 2015 also includes a $6.9 million gain associated with the reimbursement by the current developer of costs that were previously incurred related to a proposed development in Aurora, Colorado. These costs were impaired in 2012 as part of our strategic shift away from long-term development. Other gains and (losses) for 2014 includes a $26.1 million gain associated with the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland and a $4.2 million loss on the repurchase of a portion of the common stock warrants associated with our convertible notes. Other gains and (losses) for 2012 includes $20.0 million in income recognized on the sale of intellectual property to Marriott. Other gains and (losses) for 2016, 2015, 2014, 2013 and 2012 includes $2.5 million, $2.5 million, $2.4 million, $2.3 million and $2.3 million in income, respectively, received from the marketing and maintenance fund associated with the Gaylord National bonds.
(5)	Benefit for income taxes during 2013 includes a benefit of $64.8 million related to the REIT conversion and a benefit of $19.2 million related to our current period operations.
(6)	In 2014 and 2013, in connection with the repurchase of portions of our 3.75% convertible notes, we entered into agreements with the note hedge counterparties to our convertible notes to proportionately reduce the number of related purchased options and warrants as described in Note 5 of our consolidated financial statements included herein. In addition, in 2014, we entered into agreements with the note hedge counterparties to cash settle the remaining outstanding warrants prior to their maturity. These agreements were considered modifications to the purchased options and the warrants, and based on the terms of the agreements, we recognized a charge of $5.4 million and $4.9 million in 2014 and 2013, respectively, which is recorded as an increase to accumulated deficit and either additional paid-in-capital or derivative liabilities, as applicable based on whether the modification was settled in shares of common stock or cash, in the consolidated balance sheets included herein. This charge also represents a deduction from net income in calculating net income available to common stockholders and earnings per share available to common stockholders in the consolidated statements of operations included herein.

(7)	Dividends declared for 2016 represent quarterly dividends totaling $3.00 per share, or an aggregate of $153.0 million in cash. Dividends declared for 2015 represent quarterly dividends totaling $2.70 per share, or an aggregate of $138.4 million in cash. Dividends declared for 2014 represent quarterly dividends totaling $2.20 per share, or an aggregate of $112.0 million in cash. Dividends declared for 2013 represent quarterly dividends totaling $2.00 per share, or an aggregate of $101.7 million in cash. Dividends declared for 2012 reflects the aggregate declared per share value of the special dividend paid on December 21, 2012. We distributed an aggregate amount of approximately $309.8 million. Twenty percent, or $62.0 million, of the special dividend was paid in cash, and the remainder was paid in shares of our common stock.
(8)	As a result of the modifications to the warrant agreements described above, the fair value of the warrants at the modification date was reclassified from additional paid-in-capital to derivative liabilities, resulting in a $304.4 million reduction to stockholders’ equity during 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Delaware corporation, originally incorporated in 1956, that, following our REIT conversion, began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,811 rooms that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”), the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National that opened in April 2015. We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

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

For much of 2016, we have experienced strong sales booking levels, as overall strength in the group sector and joint efforts with Marriott have resulted in record bookings. We continue to work with Marriott to pursue further improvements.

See “Forward-Looking Statements” and “Risk Factors” under Part I of this annual report for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Gaylord Rockies Resort & Convention Center

As further discussed in Note 4 to the consolidated financial statements included herein, in March 2016, certain subsidiaries of the Company entered into a series of agreements with affiliates of RIDA Development Corporation (“RIDA”) and Ares Management, L.P. (“Ares”) with respect to an equity investment in the Gaylord Rockies Resort & Convention Center in Aurora, Colorado (“Gaylord Rockies”), which is currently being developed by RIDA and Ares. The hotel will be managed by Marriott pursuant to a long-term management contract and is expected to consist of a 1,500-room resort hotel with over 485,000 square feet of exhibition, meeting, pre-function and outdoor space. The hotel is expected to be completed in late 2018 and has a total estimated project cost of approximately $800 million.

We acquired a 35% interest in the project for a capital contribution expected to total approximately $86.1 million. We have funded $70.1 million of our capital contribution and expect to fund the remainder of our capital contribution during the first quarter of 2017. Our remaining capital contributions will be funded from available cash on hand and borrowings under our revolving credit facility.

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

In connection with the agreements, we agreed to provide certain guarantees of the hotel’s construction loan and mezzanine debt. See Note 4 to the consolidated financial statements included herein for additional discussion of these guarantees.

Gaylord Opryland Luxury Waterpark

In January 2017, we announced plans for a proposed $90 million investment to create a luxury indoor/outdoor waterpark adjacent to Gaylord Opryland and expected to open in 2018. The proposed project includes approximately 111,000 square feet of indoor water attractions and activities over three levels and approximately 106,000 square feet of outdoor water amenities. The project will include areas for adults, children and families, as well as dining options and bars. The project will be funded with cash on hand and borrowings under our credit facility.

Dividend Policy and Share Repurchase Program

Pursuant to our current dividend policy, we plan to continue to pay a quarterly cash dividend to stockholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures, or 100% of REIT taxable income, whichever is greater. During 2016, the Company’s board of directors declared quarterly dividends totaling $3.00 per share of common stock, or an aggregate of $153.0 million in cash. During 2015, the Company’s board of directors declared quarterly dividends totaling $2.70 per share of common stock, or an aggregate of $138.4 million in cash. During 2014, the Company’s board of directors declared quarterly dividends totaling $2.20 per share of common stock, or an aggregate of $112.0 million in cash. The declaration, timing and amount of dividends will be determined by future action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

On August 20, 2015, we announced that our board of directors authorized a share repurchase program for up to $100.0 million of our common stock using cash on hand and borrowings under our revolving credit line. The repurchases were implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, with any market purchases made during open trading window periods or pursuant to any applicable SEC Rule 10b5-1 trading plans. The authorization expired December 31, 2016. During the three months ended March 31, 2016, the Company repurchased 0.5 million shares of its common stock for an aggregate purchase price of $24.8 million, which the Company funded using cash on hand and borrowings under its revolving credit facility. The repurchased stock, which represents the entirety of shares that were repurchased under the authorization, was cancelled by the Company.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland, the AC Hotel, and our investment in the Gaylord Rockies joint venture. Marriott manages each of our Gaylord Hotels properties, as well as the Inn at Opryland and the AC Hotel. Marriott will manage Gaylord Rockies upon its opening.

•	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, our other Nashville attractions and our investment in the Opry City Stage joint venture. As a result of the REIT conversion, we own our Entertainment businesses in TRSs, which conduct their business consistent with past practice, except for the management agreements with Marriott for the General Jackson, Wildhorse Saloon and Gaylord Springs discussed above.

•	Corporate and Other, consisting of our corporate expenses.

For the years ended December 31, 2016, 2015 and 2014, our total revenues were divided among these business segments as follows:

Segment	2016	2015	2014
Hospitality	90%	91%	92%
Entertainment	10%	9%	8%
Corporate and Other	0%	0%	0%

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

Summary Financial Results

The following table summarizes our financial results for the years ended December 31, 2016, 2015 and 2014 (in thousands, except percentages and per share data):

	2016	% Change	2015	% Change	2014
Total revenues	$1,149,207	5.2%	$1,092,124	4.9%	$1,040,991
Total operating expenses	935,402	0.6%	930,062	4.8%	887,886
Operating income	213,805	31.9%	162,062	5.9%	153,105
Net income	159,366	42.9%	111,511	-11.8%	126,452
Net income available to common shareholders	159,366	42.9%	111,511	-7.9%	121,035
Net income per share available to common shareholders — fully diluted	3.11	44.0%	2.16	-0.5%	2.17

2016 Results as Compared to 2015 Results

The increase in our total revenues during 2016, as compared to 2015, is attributable to increases in our Hospitality segment and Entertainment segment revenues of $45.0 million and $12.0 million, respectively, as discussed more fully below. Total Hospitality revenues in 2016 include $12.7 million in attrition and cancellation fee collections, a $5.8 million increase from 2015.

The increase in total operating expenses during 2016, as compared to 2015, is primarily the result of increases in Hospitality segment and Entertainment segment expenses of $16.9 million and $8.5 million, respectively, partially offset by $19.2 million in impairment and other charges during 2015 that did not recur during 2016, as discussed more fully below.

The above factors resulted in a $51.7 million increase in operating income for 2016, as compared to 2015.

The $47.9 million increase in our net income in 2016, as compared to 2015, was due to the change in our operating income described above, and the following factors, each as described more fully below:

•	A $15.1 million difference in other gains and losses, net between 2016 and 2015, due primarily to 2015 including losses for the change in the fair value of derivative liabilities associated with portions of warrants related to our previous 3.75% convertible notes. There was no such event in 2016. This change was partially offset by a $6.9 million gain in 2015 associated with the reimbursement of costs that were previously incurred related to our proposed development in Aurora, Colorado. These costs were impaired in 2012 as part of our strategic shift away from long-term development, but were reimbursed in 2015 by the current developer.

•	A provision for income taxes of $3.4 million in 2016, as compared to a $11.9 million tax benefit in 2015.

•	A $2.8 million loss from joint ventures during 2016 not incurred in 2015.

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

The increase in total operating expenses during 2015, as compared to 2014, is primarily the result of impairment and other charges of $19.2 million incurred during 2015, as well as an increase in Hospitality segment and Entertainment segment expenses of $13.5 million and $8.0 million, respectively, as discussed more fully below.

The above factors resulted in a $9.0 million increase in operating income for 2015, as compared to 2014.

The $14.9 million decrease in our net income in 2015, as compared to 2014, was due to the change in our operating income described above, and the following factors, each as described more fully below:

•	A $34.3 million decrease in other gains and losses for 2015, as compared to 2014, primarily associated with 2014 including a $26.1 million gain on the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland. Additionally, during 2015, we incurred a $16.0 million increase in the loss on the change in the fair value of derivative liabilities associated with portions of warrants related to our previous 3.75% convertible notes, partially offset by a $6.9 million gain in 2015 associated with the reimbursement of costs that were previously incurred related to our proposed development in Aurora, Colorado. These costs were impaired in 2012 as part of our strategic shift away from long-term development, but were reimbursed in 2015 by the current developer.

•	An increase in the benefit for income taxes of $10.4 million in 2015, as compared to 2014, primarily attributable to a federal tax law change enacted in the fourth quarter of 2015, as well as changes in valuation allowance.

Factors and Trends Contributing to Operating Performance in 2016 Compared to 2015

The most important factors and trends contributing to our operating performance in 2016 as compared to 2015 were:

•	Increased occupancy and outside-the-room spending at Gaylord Palms during 2016, as compared to 2015. The increase in occupancy (an increase of 2.9 points of occupancy) is primarily the result of an increase in both groups and transient. The increase in outside-the-room spending (an increase of 12.4%) is primarily the result of an increase in banquets, as well as an increase attributable to new and refurbished dining outlets and an increase in attrition and cancellation fee collections.

•	Increased ADR and outside-the-room spending at Gaylord Opryland during 2016, as compared to 2015. The increase in ADR (an increase of 3.0%) was primarily a result of an increase in both group and transient rate. The increase in outside-the-room spending (an increase of 2.9%) was primarily the result of increased banquet revenues from corporate groups, as well as increased attrition and cancellation fee collections.

•	Increased outside-the-room spending at Gaylord Texan (an increase of 5.7%) during 2016, as compared to 2015, primarily as a result of an increase in banquet revenue.

•	Increased net definite group room nights booked (an increase of 8.5%) during 2016, as compared to 2015.

•	Increased revenue for our Entertainment segment (an increase of 12.3% for 2016, as compared to 2015), primarily due to increased attendance at the Grand Ole Opry, as well as increased ancillary business such as tours and retail at the Ryman Auditorium.

Factors and Trends Contributing to Operating Performance in 2015 Compared to 2014

The most important factors and trends contributing to our operating performance in 2015 as compared to 2014 were:

•	Increased outside-the-room spending at Gaylord Texan (6.0%) and Gaylord Opryland (4.3%) during 2015, as compared to 2014, primarily due to increases in banquet revenue.

•	Increased occupancy at Gaylord Texan (an increase of 5.8 percentage points of occupancy, during 2015, as compared to 2014), primarily as a result of an increase in group business.

•	Increased ADR at Gaylord Texan (an increase of 5.7% for 2015, as compared to 2014), primarily as a result of room rate increases for both groups and transient business.

•	Decreased occupancy at Gaylord Opryland (a decrease of 1.3 points of occupancy for 2015, as compared to 2014) primarily as a result of a norovirus outbreak and a severe weather winter storm, which took place during January and February 2015.

•	In-the-year, for-the-year cancellations for 2015 decreased 6.2% as compared to 2014.

•	Increased attrition levels for 2015, as compared to 2014, which partially offset the increase in operating income and Total RevPAR. Attrition for 2015 was 12.8% of bookings, compared to 10.6% in 2014.

•	Increased net definite group room nights booked (an increase of 4.6% for 2015, as compared to 2014).

•	Increased revenue for our Entertainment segment (an increase of 12.3% for 2015, as compared to 2014), primarily due to increased attendance and additional shows at the Grand Ole Opry, as well as increased ancillary business such as tours and retail.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2016, 2015 and 2014 (in thousands, except percentages and performance metrics):

	2016	% Change	2015	% Change	2014
Revenues (1):
Rooms	$420,011	3.8%	$404,457	5.3%	$384,185
Food and beverage	477,493	3.5%	461,157	5.4%	437,673
Other hotel revenue	142,139	10.2%	128,989	-2.5%	132,308

Total hospitality revenue	1,039,643	4.5%	994,603	4.2%	954,166
Hospitality operating expenses:
Rooms	109,618	-0.4%	110,067	-1.6%	111,864
Food and beverage	267,307	2.2%	261,580	5.3%	248,358
Other hotel expenses	322,774	3.1%	312,989	0.4%	311,836
Management fees, net	22,194	51.4%	14,657	-9.3%	16,151
Depreciation and amortization	100,186	-5.4%	105,876	2.4%	103,422

Total Hospitality operating expenses	822,079	2.1%	805,169	1.7%	791,631

Hospitality operating income (2)	$217,564	14.8%	$189,434	16.5%	$162,535

Hospitality performance metrics:
Occupancy	75.0%	1.9%	73.6%	0.4%	73.3%
ADR	$184.36	1.0%	$182.56	3.0%	$177.27
RevPAR (3)	$138.27	2.8%	$134.44	3.4%	$129.98
Total RevPAR (4)	$342.25	3.5%	$330.61	2.4%	$322.81
Net Definite Group Room Nights Booked	2,060,000	8.5%	1,898,000	4.6%	1,814,000
Same-store Hospitality performance metrics (5):
Occupancy	75.2%	1.8%	73.9%	0.8%	73.3%
ADR	$184.40	1.1%	$182.34	2.9%	$177.27
RevPAR (3)	$138.67	2.9%	$134.80	3.7%	$129.98
Total RevPAR (4)	$346.99	3.8%	$334.14	3.5%	$322.81
Net Definite Group Room Nights Booked	2,043,000	8.6%	1,881,000	3.7%	1,814,000

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels and the Inn at Opryland for all periods presented. Results of the AC Hotel are included as of its opening date in April 2015.
(2)	Hospitality operating income does not include impairment charges and preopening costs of $19.2 million and $0.9 million, respectively, during 2015. See the discussion of these items set forth below.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Same-store Hospitality performance metrics do not include the AC Hotel, which opened in April 2015.

The increase in total Hospitality segment revenue in 2016, as compared to the same period in 2015, is primarily due to increases in revenue of $17.4 million, $12.6 million and $10.7 million at Gaylord Palms, Gaylord Opryland and Gaylord Texan, respectively, as discussed below.

The increase in total Hospitality segment revenue in 2015, as compared to the same period in 2014, is primarily due to increases in revenue of $18.1 million, $7.8 million and $5.1 million at Gaylord Texan, Gaylord Opryland and Gaylord National, respectively, as discussed below, as well as $7.0 million in revenue at the AC Hotel, which opened in April 2015.

The percentage of group versus transient business based on rooms sold for our hospitality segment for the years ended December 31 was approximately as follows:

	2016	2015	2014
Group	71%	72%	73%
Transient	29%	28%	27%

The type of group based on rooms sold for our hospitality segment for the years ended December 31 was approximately as follows:

	2016	2015	2014
Corporate Groups	53%	51%	47%
Associations	33%	35%	36%
Other Groups	14%	14%	17%

The decrease in rooms operating expenses in 2016, as compared to 2015, is primarily attributable to a decrease at Gaylord National, as described below. The decrease in rooms operating expenses in 2015, as compared to 2014, is primarily attributable to a decrease at Gaylord Opryland, as described below, partially offset by rooms expense at the AC Hotel, which opened in April 2015.

The increase in food and beverage operating expenses in 2016, as compared to 2015, is attributable to increases at Gaylord Palms and Gaylord Texan, as described below. The increase in food and beverage operating expenses in 2015, as compared to 2014, is attributable to increases at Gaylord Texan, Gaylord Opryland and Gaylord National, as described below.

Other hotel expenses for the years ended December 31 consist of the following (in thousands):

	2016	% Change	2015	% Change	2014
Administrative employment costs	$108,475	0.9%	$107,495	7.1%	$100,380
Utilities	27,758	-2.2%	28,394	-2.3%	29,049
Property taxes	32,044	1.1%	31,683	3.6%	30,576
Other	154,497	6.2%	145,417	-4.2%	151,831

Total other hotel expenses	$322,774	3.1%	$312,989	0.4%	$311,836

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased slightly during 2016, as compared to 2015. Utility costs decreased slightly during 2016, as compared to 2015. Property taxes increased slightly during 2016, as compared to 2015. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during 2016, as compared to 2015, primarily as a result of various increases at each of our Gaylord Hotels properties.

Administrative employment costs increased during 2015, as compared to 2014, primarily due to previously unfilled positions at Gaylord Opryland and Gaylord Texan, as well as increased benefit costs at Gaylord National. Utility costs decreased during 2015, as compared to 2014, primarily due to decreases at Gaylord National and Gaylord Palms. Property taxes increased during 2015, as compared to 2014, primarily as a result of an increase at Gaylord Texan. Other expenses decreased during 2015, as compared to 2014, primarily as a result of decreases at each of our Gaylord Hotels properties.

As discussed above, each of our management agreements with Marriott for our Gaylord Hotels properties requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. We incurred $20.8 million, $16.8 million and $19.1 million in total base management fees to Marriott related to our Hospitality segment properties during 2016, 2015 and 2014, respectively. The increase in base management fees for 2016, as compared to 2015, and the decrease in 2015, as compared to 2014, is primarily attributable to an agreed adjustment to the calculation of management fees for 2015. We also incurred $4.4 million and $0.8 million related to incentive management fees for our Hospitality segment during 2016 and 2015, respectively. We did not incur an incentive fee to Marriott related to our Hospitality segment properties during 2014. Management fees are presented throughout this Annual Report on Form 10-K net of the amortization of the deferred management rights proceeds discussed in Note 6 to the consolidated financial statements included herein.

Hospitality segment depreciation and amortization expense decreased in 2016, as compared to 2015, primarily as a result of a decrease at Gaylord National, as described below. Hospitality segment depreciation and amortization expense increased in 2015, as compared to 2014, primarily as a result of an increase at Gaylord Texan, as described below, as well as depreciation for the AC Hotel, which opened in April 2015.

Property-Level Results. The following presents property-level financial results for our Gaylord Hotels properties for the years ended December 31, 2016, 2015 and 2014:

Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands, except percentages and performance metrics):

	2016	% Change	2015	% Change	2014
Revenues:
Rooms	$141,624	5.5%	$134,293	0.1%	$134,225
Food and beverage	137,740	2.5%	134,321	7.3%	125,196
Other hotel revenue	52,464	3.7%	50,597	-2.8%	52,040

Total revenue	331,828	4.0%	319,211	2.5%	311,461
Operating expenses:
Rooms	33,796	2.0%	33,133	-7.7%	35,899
Food and beverage	73,958	0.4%	73,689	6.2%	69,414
Other hotel expenses	99,795	0.1%	99,701	-1.0%	100,681
Management fees, net	7,738	58.1%	4,895	-7.4%	5,287
Depreciation and amortization	30,343	-1.5%	30,793	-1.7%	31,318

Total operating expenses	245,630	1.4%	242,211	-0.2%	242,599
Hospitality performance metrics:
Occupancy	76.4%	2.0%	74.9%	-1.7%	76.2%
ADR	$175.61	3.0%	$170.42	1.7%	$167.53
RevPAR	$134.16	5.1%	$127.66	0.0%	$127.60
Total RevPAR	$314.35	3.6%	$303.45	2.5%	$296.09

Rooms revenue and RevPAR increased at Gaylord Opryland during 2016, as compared to 2015, as a result of an increase in occupancy and ADR for both groups and transient business. These results were impacted by two separate completed rooms renovation projects that resulted in approximately 35,000 and 18,000 room nights out of service during 2016 and 2015, respectively. The prior year was also impacted by a norovirus outbreak that occurred in January and February 2015 at the property, as well as a winter storm that occurred during February 2015. Rooms expenses increased during 2016, as compared to 2015, primarily as a result of increased group commissions.

The increase in food and beverage revenue at Gaylord Opryland during 2016, as compared to 2015, was primarily due to increased banquet revenues from corporate groups, as well as increased food and beverage outlet revenue. Food and beverage expenses increased modestly in 2016, as compared to 2015.

Other revenue increased at Gaylord Opryland during 2016, as compared to 2015, due primarily to increased attrition and cancellation fee collections, partially offset by the prior year including the receipt of $3.6 million in insurance proceeds related to the norovirus outbreak. Other hotel expenses remained stable in 2016, as compared to 2015.

Management fees, net increased at Gaylord Opryland in 2016, as compared to 2015, due primarily to increased incentive management fees incurred due to the property’s performance.

Depreciation and amortization decreased slightly during 2016, as compared to 2015.

Rooms revenue and RevPAR were stable at Gaylord Opryland during 2015, as compared to 2014, as a decrease in occupancy was offset by an increase in ADR. These results were impacted by a rooms renovation project that resulted in approximately 18,000 room nights out of service during 2015. This project was completed in September 2015. Performance for 2015 was also impacted by a norovirus outbreak that occurred in January and February 2015 at the property, as well as a winter storm that occurred during February 2015. Rooms expenses decreased during 2015, as compared to 2014, primarily as a result of decreased employment costs due to improved productivity.

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

Management fees, net decreased at Gaylord Opryland in 2015, as compared to 2014, due primarily to the 2015 management fee adjustment discussed above.

Depreciation and amortization decreased modestly during 2015, as compared to 2014.

Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands, except percentages and performance metrics):

	2016	% Change	2015	% Change	2014
Revenues:
Rooms	$69,885	5.4%	$66,331	0.8%	$65,835
Food and beverage	96,495	8.9%	88,573	1.4%	87,375
Other hotel revenue	29,339	25.5%	23,375	-1.0%	23,608

Total revenue	195,719	9.8%	178,279	0.8%	176,818
Operating expenses:
Rooms	15,987	0.0%	15,981	-2.6%	16,412
Food and beverage	52,008	6.8%	48,682	2.1%	47,696
Other hotel expenses	69,274	5.6%	65,628	-1.0%	66,271
Management fees, net	4,344	68.2%	2,583	-14.5%	3,021
Depreciation and amortization	19,098	2.4%	18,651	2.7%	18,156

Total operating expenses	160,711	6.1%	151,525	0.0%	151,556
Hospitality performance metrics:
Occupancy	77.5%	3.9%	74.6%	-1.3%	75.6%
ADR	$174.32	0.7%	$173.17	2.0%	$169.80
RevPAR	$135.08	4.5%	$129.25	0.7%	$128.29
Total RevPAR	$378.31	8.9%	$347.39	0.8%	$344.55

Rooms revenue and RevPAR increased at Gaylord Palms during 2016, as compared to 2015, as a result of an increase in occupancy and ADR from both groups and transient business. Rooms expenses remained stable during 2016, as compared to 2015, as increased variable expenses associated with the increase in occupancy were offset by improved labor margins.

The increase in food and beverage revenue at Gaylord Palms during 2016, as compared to 2015, was primarily due to an increase in banquets. In addition, new and refurbished dining outlets were opened in the second quarter of 2016, which led to increased food and beverage outlet revenue. Food and beverage expenses increased in 2016, as compared to 2015, primarily as a result of the increase in variable expenses related to the increase in revenue, partially offset by improved labor margins.

Other hotel revenue at Gaylord Palms increased during 2016, as compared to 2015, primarily due to increased ancillary revenues, such as parking and resort fees related to the increase in occupancy, increased holiday programming revenue, and increased collection of attrition and cancellation fees. Other hotel expenses increased during 2016, as compared to 2015, due primarily to an increase in sales and marketing expenses.

Management fees, net increased at Gaylord Palms in 2016, as compared to 2015, due primarily to increased incentive management fees incurred due to the property’s performance.

Depreciation and amortization increased slightly during 2016, as compared to 2015.

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

Management fees, net decreased at Gaylord Palms in 2015, as compared to 2014, due primarily to the 2015 management fee adjustment discussed above.

Depreciation and amortization increased slightly during 2015, as compared to 2014.

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands, except percentages and performance metrics):

	2016	% Change	2015	% Change	2014
Revenues:
Rooms	$84,198	3.4%	$81,451	14.4%	$71,213
Food and beverage	113,669	5.0%	108,285	8.8%	99,546
Other hotel revenue	33,312	8.3%	30,750	-2.9%	31,671

Total revenue	231,179	4.8%	220,486	8.9%	202,430
Operating expenses:
Rooms	17,070	-3.5%	17,686	-3.7%	18,356
Food and beverage	59,371	3.4%	57,427	8.1%	53,123
Other hotel expenses	68,135	4.4%	65,269	2.2%	63,847
Management fees, net	4,833	49.9%	3,225	-4.6%	3,380
Depreciation and amortization	20,184	1.0%	19,986	3.7%	19,278

Total operating expenses	169,593	3.7%	163,593	3.6%	157,984
Hospitality performance metrics:
Occupancy	78.4%	2.2%	76.7%	8.2%	70.9%
ADR	$194.17	0.8%	$192.66	5.7%	$182.23
RevPAR	$152.25	3.1%	$147.69	14.4%	$129.12
Total RevPAR	$418.03	4.6%	$399.78	8.9%	$367.04

Rooms revenue and RevPAR increased at Gaylord Texan during 2016, as compared to 2015, due primarily to increased occupancy due to an increase in both group and transient rooms. Rooms expenses decreased during 2016, as compared to 2015, as increased variable expenses associated with the increase in occupancy were offset by improved productivity.

Food and beverage revenue increased at Gaylord Texan during 2016, as compared to 2015, primarily due to an increase in both banquets and food and beverage outlet revenue. Food and beverage expenses increased in 2016, as compared to 2015, as a result of the increase in variable expenses related to the increase in revenue.

Other revenue at Gaylord Texan increased during 2016, as compared to 2015, primarily as a result of increases in transportation and spa services, as well as increased holiday programming revenue. Other hotel expenses increased in 2016, as compared to 2015, primarily as a result of increased sales and marketing costs.

Management fees, net increased at Gaylord Texan in 2016, as compared to 2015, due primarily to increased incentive management fees incurred due to the property’s performance.

Depreciation and amortization increased slightly during 2016, as compared to 2015, primarily as a result of capital expenditures associated with a 2015 rooms renovation.

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

Management fees, net decreased at Gaylord Texan in 2015, as compared to 2014, due primarily to the 2015 management fee adjustment discussed above.

Depreciation and amortization increased during 2015, as compared to 2014, primarily as a result of capital expenditures associated with a previous rooms renovation.

Gaylord National Results. The results of Gaylord National for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands, except percentages and performance metrics):

	2016	% Change	2015	% Change	2014
Revenues:
Rooms	$104,723	-1.6%	$106,408	2.3%	$103,979
Food and beverage	124,539	-0.8%	125,604	2.8%	122,176
Other hotel revenue	26,584	10.7%	24,008	-3.2%	24,793

Total revenue	255,846	-0.1%	256,020	2.0%	250,948
Operating expenses:
Rooms	37,685	-3.8%	39,154	1.5%	38,586
Food and beverage	78,371	-0.3%	78,595	4.1%	75,508
Other hotel expenses	78,830	2.3%	77,036	-1.7%	78,345
Management fees, net	4,235	28.3%	3,300	-21.7%	4,212
Depreciation and amortization	27,962	-17.8%	34,033	2.2%	33,298

Total operating expenses	227,083	-2.2%	232,118	0.9%	229,949
Hospitality performance metrics:
Occupancy	69.0%	-1.4%	70.0%	0.6%	69.6%
ADR	$207.83	-0.5%	$208.79	1.8%	$205.04
RevPAR	$143.35	-1.9%	$146.06	2.3%	$142.72
Total RevPAR	$350.22	-0.3%	$351.41	2.0%	$344.45

Rooms revenue and RevPAR decreased at Gaylord National during 2016, as compared to 2015, primarily as a result of a decrease in occupancy for groups, which was partially attributed to a severe winter storm during the first quarter of 2016. Rooms expenses decreased during 2016, as compared to 2015, primarily due to decreased variable costs associated with the decrease in occupancy.

The decrease in food and beverage revenue at Gaylord National during 2016, as compared to 2015, was primarily due to a decrease in banquets. Food and beverage expenses decreased in 2016, as compared to 2015, primarily due to decreased food and labor costs.

Other revenue increased at Gaylord National during 2016, as compared to 2015, primarily due to increased collection of attrition and cancellation fees. Other hotel expenses increased in 2016, as compared to 2015, primarily as a result of an increase in sales and marketing costs.

Management fees, net increased at Gaylord National in 2016, as compared to 2015, due primarily to the 2015 management fee adjustment discussed above.

Depreciation and amortization decreased during 2016, as compared to 2015, primarily as a result of a portion of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2008 becoming fully depreciated during 2016.

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

Management fees, net decreased at Gaylord National in 2015, as compared to 2014, due primarily to the 2015 management fee adjustment discussed above.

Depreciation and amortization increased modestly during 2015, as compared to 2014.

Entertainment Segment

The following presents the financial results of our Entertainment segment for the years ended December 31, 2016, 2015 and 2014 (in thousands, except percentages):

	2016	% Change	2015	% Change	2014
Revenues	$109,564	12.3%	$97,521	12.3%	$86,825
Operating expenses	74,550	10.7%	67,363	12.6%	59,815
Depreciation and amortization	7,034	22.4%	5,747	9.3%	5,258

Operating income	$27,980	14.6%	$24,411	12.2%	$21,752

Entertainment segment revenues increased during 2016, as compared to 2015, and in 2015, as compared to 2014, primarily due to increased attendance and additional shows at the Grand Ole Opry, as well as increased ancillary business such as tours and retail at the Ryman Auditorium.

Entertainment operating expenses increased during 2016, as compared to 2015, and in 2015, as compared to 2014, primarily as a result of the increased variable costs associated with the increase in shows and ancillary revenue, as well as increased compensation and consulting costs.

Entertainment depreciation and amortization expense increased in 2016, as compared to 2015, and in 2015, as compared to 2014, primarily as a result of the expansion of the Ryman Auditorium.

Corporate and Other Segment

The following presents the financial results of our Corporate and Other segment for the years ended December 31, 2016, 2015 and 2014 (in thousands, except percentages):

	2016	% Change	2015	% Change	2014
Operating expenses	$29,143	0.8%	$28,914	4.9%	$27,573
Depreciation and amortization	2,596	-5.9%	2,760	-23.3%	3,598

Operating loss	$(31,739)	-0.2%	$(31,674)	-1.6%	$(31,171)

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased slightly during 2016, as compared to 2015. Corporate and Other operating expenses increased during 2015, as compared to 2014, primarily as a result of the pension settlement charge discussed in Note 8 to the consolidated financial statements included herein, partially offset by a decrease in employment benefit costs.

Corporate and Other depreciation and amortization expense decreased modestly in 2016, as compared to 2015. Corporate and Other depreciation and amortization expense decreased during 2015, as compared to 2014, primarily due to the continued disposal of certain assets that were no longer required as a result of our conversion to a REIT.

Operating Results – Preopening costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for 2015 and 2014 primarily relate to the AC Hotel.

Operating Results – Impairment and Other Charges

Impairment charges in 2015 include costs associated with our decision to move forward with an expansion of the guest rooms and convention space at Gaylord Texan. This capital project replaced a previously contemplated expansion that we began incurring design costs for during 2007 and had been subsequently put on hold. As the new project is substantially different from the previously contemplated project, we incurred an impairment charge of $16.3 million in the fourth quarter of 2015. In addition, during 2015, we incurred $2.9 million in impairment charges related to assets previously used in special events programming that was discontinued.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the years ended December 31, 2016, 2015 and 2014 (in thousands, except percentages):

	2016	% Change	2015	% Change	2014
Interest expense, net of amounts capitalized	$(63,906)	0.0%	$(63,901)	4.0%	$(61,447)
Interest income	11,500	-7.1%	12,384	2.6%	12,075
Loss on extinguishment of debt	—	n/a	—	100.0%	(2,148)
Loss from joint ventures	(2,794)	-100.0%	—	n/a	—
Other gains and (losses)	4,161	138.2%	(10,889)	-146.5%	23,400
(Provision) benefit for income taxes	(3,400)	-128.7%	11,855	708.1%	1,467

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, remained stable at $63.9 million in 2016 and 2015, as increased interest expense associated with our $400 million 5% senior notes, which we issued in April 2015, was offset by lower interest expense associated with our credit facility due to lower interest terms associated with the refinancing of our facility, as well as 2015 including $1.9 million in interest expense related to the refinancing. The current year is also net of an increase in capitalized interest of $1.6 million. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 4.3% in 2016 as compared to 4.2% in 2015. Cash interest expense increased $4.1 million to $60.7 million in 2016 as compared to 2015, and noncash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, decreased $4.1 million to $3.2 million in 2016 as compared to 2015.

Interest expense, net of amounts capitalized, increased $2.5 million to $63.9 million in 2015 as compared to 2014, due primarily to increased interest expense associated with our $400 million 5% senior notes, which we issued in April 2015, and increased interest expense on our term loan B facility, which we entered into in June 2014. We also incurred $1.9 million in interest expense during 2015 related to the write-off of deferred financing costs associated with the refinancing of our credit facility. These increases were partially offset by the lack of interest expense associated with our 3.75% convertible notes, which matured in October 2014, and a decrease in interest expense associated with our credit facility due to a decrease in borrowings. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 4.2% in 2015 as compared to 4.9% in 2014. Cash interest expense increased $9.8 million to $56.6 million in 2015 as compared to 2014, and noncash interest expense decreased $7.4 million to $7.3 million in 2015 as compared to 2014.

Interest Income

Interest income for 2016, 2015 and 2014 primarily includes amounts earned on the bonds that we received in April 2008 in connection with the development of Gaylord National, which we hold as notes receivable.

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

Loss from Joint Ventures

The loss from joint ventures for 2016 primarily represents amounts related to joint ventures that we entered into related to our joint venture investment in Opry City Stage in Times Square in New York City and the investment in Gaylord Rockies. The restaurant is anticipated to open in second quarter 2017, and Gaylord Rockies is anticipated to open in late 2018.

Other Gains and (Losses)

Other gains and (losses) for 2016, 2015 and 2014 includes gains of $2.5 million, $2.5 million and $2.4 million, respectively, from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses. Other gains and (losses) for 2015 and 2014 includes $20.2 million and $4.2 million, respectively, in losses on the change in the fair value of derivative liabilities associated with portions of the warrants associated with our 3.75% convertible notes. Other gains and (losses) for 2015 also includes a $6.9 million gain associated with the reimbursement of costs that were previously incurred related to our proposed development in Aurora, Colorado. These costs were impaired in 2012 as part of our strategic shift away from long-term development, but reimbursed in 2015 by the current developer. Other gains and (losses) for 2014 also includes a $26.1 million gain associated with the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland.

(Provision) Benefit for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will, however, be subject to corporate income taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2013) that result from gains on certain assets occurring prior to January 1, 2018. In addition, we will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

During 2016, 2015 and 2014, we recorded an income tax (provision) benefit of $(3.4) million, $11.9 million and $1.5 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction and the change in valuation allowance required at the TRSs.

The increase in our provision for income taxes for 2016, as compared to the benefit in 2015, was due primarily to an increase in income in our TRSs. In addition, 2015 included a one-time, non-cash tax benefit of $5.2 million due to a federal tax law change enacted in the fourth quarter of 2015.

The increase in our benefit for income taxes for 2015, as compared to 2014, resulted primarily from the federal tax law change discussed above, as well as a decrease in valuation allowance required at the TRSs. Because the TRSs were in a cumulative loss position at the end of 2015, the deferred tax asset realization depended entirely on the reversal of existing future taxable differences, which fluctuate based on the current year change in deferred tax balances.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During 2016, our net cash flows provided by our operating activities were $293.6 million, reflecting primarily our income before depreciation expense, amortization expense, and other non-cash charges of approximately $278.6 million and favorable changes in working capital of approximately $15.0 million. The favorable changes in working capital primarily resulted from a decrease in accounts receivable due to the timing of collections.

During 2015, our net cash flows provided by our operating activities were $238.1 million, reflecting primarily our income before depreciation expense, amortization expense, impairment and other charges, loss on repurchase of warrants, and other non-cash charges of approximately $265.4 million, partially offset by unfavorable changes in working capital of approximately $27.3 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses as a result of the timing of payments and an increase in accounts receivable due to the timing of collections.

During 2014, our net cash flows provided by our operating activities were $252.2 million, reflecting primarily our income before depreciation expense, amortization expense, gain on sale of long-lived assets, and other non-cash charges of approximately $234.4 million and favorable changes in working capital of approximately $17.8 million. The favorable changes in working capital primarily resulted from a decrease in accounts receivable due to the timing of collections and an increase in accrued expenses as a result of the timing of payments.

Cash Flows from Investing Activities. During 2016, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $118.0 million and our investment of $70.1 million in the Gaylord Rockies joint venture. These uses of cash were partially offset by the receipt of $6.8 million in proceeds related to the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland. Purchases of property, plant and equipment consisted primarily of the renovation of a portion of the guestrooms at Gaylord Opryland, a freestanding event ballroom and expanded event space at Gaylord National, the expansion of the guest rooms and convention space at Gaylord Texan, a renovation of the Wildhorse Saloon, and ongoing maintenance for our existing properties.

During 2015, our primary use of funds for investing activities were purchases of property and equipment, which totaled $79.8 million, partially offset by the receipt of $10.0 million in proceeds related to the sale of our rights in the letter of intent discussed above. Purchases of property, plant and equipment consisted primarily of an expansion of the Ryman Auditorium, the renovation of a portion of the guest rooms at Gaylord Opryland, and ongoing maintenance capital expenditures for our existing properties.

During 2014, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $58.4 million, and payments made associated with the purchase of the AC Hotel of $21.2 million, partially offset by the receipt of $9.4 million in proceeds related to the sale of our rights in the letter of intent discussed above. Purchases of property, plant and equipment consisted primarily of a rooms renovation project at Gaylord Texan and ongoing maintenance capital expenditures for our existing properties.

Cash Flows from Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of and the repayment of long-term debt, the repurchase of stock, and the payment of dividends. During 2016, our net cash flows used in financing activities were approximately $111.5 million, primarily reflecting the payment of $151.2 million in cash dividends and the payment of $24.8 million to repurchase and retire 0.5 million shares of our common stock, partially offset by $72.0 million in net borrowings under our credit facility.

During 2015, our net cash flows used in financing activities were approximately $183.5 million, primarily reflecting $284.1 million in repayments under our credit facility, the payment of $154.7 million to cash settle the remaining 4.7 million warrants associated with our 3.75% convertible notes, the payment of $131.3 million in cash dividends, and the payment of $11.2 million in deferred financing costs, partially offset by the issuance of $400.0 million in senior notes.

During 2014, our net cash flows used in financing activities were approximately $177.9 million, primarily reflecting the payment of $177.4 million to cash settle 7.3 million of the warrants associated with our 3.75% convertible notes, the payment of $109.4 million in cash dividends, and the payment of $8.4 million in deferred financing costs. In addition, we paid $126.5 million in cash related to repurchases and the settlement of conversions of our 3.75% convertible notes prior to maturity and paid $232.2 million to repay the remaining 3.75% convertible notes at maturity. These outflows were partially offset by $475.0 million in net borrowings under our credit facility.

Liquidity

At December 31, 2016, we had $59.1 million in unrestricted cash and $315.5 million available for borrowing under our credit facility. During 2016, we net borrowed $72.0 million under our credit facility, paid cash dividends of $151.2 million, incurred capital expenditures of $118.0 million, invested $70.1 million in the Gaylord Rockies joint venture, and paid $24.8 million to repurchase and retire 0.5 million shares of our common stock. These net outflows were offset by cash flows provided by operations discussed above, resulting in the increase in our cash balance from 2015 to 2016.

We currently plan to declare dividends of $3.20 per share in 2017, payable in equal quarterly amounts, subject to future determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during 2017 by spending between $238 million and $268 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, an expansion of the guest rooms and convention space at Gaylord Texan, a rooms renovation project at Gaylord Opryland, and the commencement of our luxury indoor/outdoor waterpark at Gaylord Opryland. We also expect to invest approximately $16.0 million in the Gaylord Rockies joint venture during the first quarter of 2017.

We believe that our cash on hand and cash from operations will be adequate to fund our general short-term commitments, as well as: (i) normal operating expenses, (ii) interest expense on long-term debt obligations, (iii) capital lease and operating lease obligations, and (iv) declared dividends. If our existing cash and cash from operations were inadequate to fund such commitments, we could draw on our credit facility, subject to the satisfaction of covenants in the credit facility. We believe that drawing on this credit facility will not be necessary for general working capital purposes. We may, however, draw on our credit facility for operational and capital needs or other needs, as well as our investment in Gaylord Rockies, in the future.

Our outstanding principal debt agreements, none of which mature prior to 2019, are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to their scheduled maturity date.

Principal Debt Agreements

At December 31, 2016, we were in compliance with all covenants related to our outstanding debt.

Credit Facility. On June 5, 2015, we entered into Amendment No. 2 (the “Amendment”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, to the Company’s Fourth Amended and Restated Credit Agreement (the “Credit Facility”). Prior to the Amendment, the Credit Facility consisted of a $700.0 million senior secured revolving credit facility (the “revolving credit facility”), a $300 million senior secured term loan (the “term loan A”), and a $400 million senior secured term loan B (the “term loan B”). Following the Amendment, the Credit Facility consists of the revolving credit facility and the term loan B, which matures on January 15, 2021. We paid off the previously outstanding Term Loan A during the second quarter of 2015 with a substantial portion of the proceeds from the Operating Partnership’s and RHP Finance Corporation’s (“Finco’s”) private placement of $400.0 million in aggregate principal amount of 5.00% senior notes due 2023 (the “$400 Million 5% Senior Notes”), and the term loan A was eliminated.

Pursuant to the Amendment, we extended the maturity date of the revolving credit facility under the Credit Facility to June 5, 2019 and provided for two additional six-month extension options, at our election. In addition, the Amendment lowered the adjustable margin (the “Applicable Margin”) for determining the interest rate on revolving loans based on our consolidated funded indebtedness to total asset value ratio (as defined in the Credit Facility). Interest on our borrowings under the revolving credit facility is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. The effective interest rate at December 31, 2016 was LIBOR plus 1.65%. Principal is payable in full at maturity. There is an unused commitment fee of 0.2% to 0.3% per year of the average unused portion of the revolving credit facility.

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

At December 31, 2016, $382.4 million of borrowings were outstanding under the Credit Facility, and the lending banks had issued $2.1 million of letters of credit under the facility, which left $315.5 million of availability under the Credit Facility (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the $350 Million 5% Senior Notes”) and $400 Million 5% Senior Notes.

As a result of the Amendment, we wrote off $1.9 million of deferred financing costs during 2015, which is included in interest expense in the accompanying consolidated statement of operations.

$400 Million Term B Loan Facility. On June 18, 2014, we amended the Credit Facility such that we added an additional senior secured term loan facility in the aggregate principal amount of up to $400.0 million to the Credit Facility. Proceeds from the term loan B were used to repay revolving loans under the Credit Facility, to repay our 3.75% convertible notes and to settle a part of the warrant transactions described below. The term loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At December 31, 2016, the interest rate on the term loan B was LIBOR plus 2.75% and $390.0 million remained outstanding. The term loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the agreement), an additional principal amount is required. We have not been required to make additional principal payments under the Excess Cash Flow requirement in 2016, 2015 or 2014. Amounts borrowed under the term loan B that are repaid or prepaid may not be reborrowed. At closing, we drew down on the term loan B in full.

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

Off-Balance Sheet Arrangements

As described in Note 4 to our consolidated financial statements included herein, we have invested in a joint venture that will build and subsequently own Gaylord Rockies and expect to fund an additional investment amount of approximately $16.0 million in 2017. In connection with this investment, we agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guarantee of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. We have also provided a completion guarantee under the construction loan capped at our pro rata share of all costs necessary to complete the project within the time specified in the senior loan documents. Further, we have agreed to a guarantee capped at our pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guarantees related to the construction loan, we agreed to provide a guarantee of the mezzanine debt related to the hotel including a payment guarantee capped at $8.75 million for which we are only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guarantees and liens. The guarantee related to the mezzanine debt also includes an uncapped completion guarantee and an uncapped guarantee of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guarantees related to the construction loan. At December 31, 2016, we have not recorded any liability in the consolidated balance sheet associated with these guarantees.

In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our credit facility had issued $2.1 million of letters of credit at December 31, 2016. Except as set forth in these paragraphs, we do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2016, including long-term debt and operating and capital lease commitments (amounts in thousands):

Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)	$1,522,400	$—	$382,400	$740,000	$400,000
Capital leases	659	20	42	45	552
Operating leases (2)	618,007	4,279	8,826	9,364	595,538
Construction commitments (3)	20,912	20,912	—	—	—
Other commitments (4)	15,959	15,959	—	—	—

Total contractual obligations	$2,177,937	$41,170	$391,268	$749,409	$996,090

(1)	Long-term debt commitments do not include approximately $278.7 million in interest payments projected to be due in future years (less than 1 year – $60.7 million; 1-3 years – $115.5 million; 3-5 years – $76.7 million; more than 5 years – $25.8 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at December 31, 2016 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herein for a discussion of the interest we paid during 2016, 2015 and 2014.
(2)	Total operating lease commitments of $618.0 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(3)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements. For fiscal year 2017, the amount funded into the reserve accounts will be 5.0% of the respective properties’ total annual revenue. At December 31, 2016, $20.9 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.
(4)	Other commitments represents our expected capital contribution in the Gaylord Rockies project. Our total capital contribution is expected to be $86.1 million, of which $70.1 million was paid in 2016. We expect to fund the remainder of our capital contribution during the first quarter of 2017. Our capital contributions will be funded from available cash on hand and borrowings under our revolving credit facility.

Due to the uncertainty with respect to the timing of future cash payments associated with our defined benefit pension plan, our non-qualified retirement plan and our defined benefit postretirement health care and life insurance plan, we cannot make reasonably certain estimates of the period of cash settlement. Therefore, these obligations have been excluded from the contractual obligations table above. During 2017, we expect to contribute $0, $0.9 million and $0.3 million, respectively, to our defined benefit pension plan, our non-qualified retirement plan and our defined benefit postretirement health care and life insurance plan. See Note 8 and Note 9 to our consolidated financial statements included herein for further discussion related to these obligations.

Critical Accounting Policies and Estimates

Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Accounting estimates are an integral part of the preparation of the consolidated financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates.

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

Impairment of long-lived and other assets. In accounting for our long-lived and other assets (including our notes receivable associated with the development of Gaylord National), we assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. Recoverability of the notes receivable associated with Gaylord National is measured by comparing the carrying amount of the notes to the fair value of the notes. If the carrying value is greater than the fair value, we then assess if the decline in fair value is other than temporary. If the decline in fair value is deemed to be other than temporary, which is based on our intent and ability to hold the notes receivable to maturity and whether we expect to receive all debt service payments due under the notes, then the notes are impaired.

Stock-based compensation. For awards of restricted stock and restricted stock units, we measure compensation expense based on the fair value of the awards on the date of grant. The fair value of time-based awards is determined based on the closing trading price of our common shares on the measurement date, which is generally the date of grant. The fair value of performance-based awards based on a market condition is determined using a Monte Carlo simulation. A Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation of the price of our common shares and the price of the common shares of a peer group, a risk-free rate of return, and an expected term. For each award, compensation expense is recognized on a straight-line basis over the vesting period. For both time-based awards and performance-based awards, once the total amount of compensation expense is determined on the date of the grant, no adjustments are made to the amount recognized each period, unless there is a change to a non-market condition assumption. No compensation expense is recognized for awards for which employees do not render the requisite service.

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

Income taxes. As a REIT, generally we will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will, however, be subject to corporate income taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2013) that result from gains on certain assets occurring prior to January 1, 2018. In addition, we will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

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

Pension and postretirement benefits other than pension plans. The costs and obligations of our pension and postretirement benefits other than pension plans recognized in our consolidated financial statements are determined from actuarial valuations, which are dependent on significant assumptions, judgments, and estimates. These assumptions, judgments, and estimates, which include discount rates at which the liabilities could be settled at the measurement date, expected return on plan assets and mortality rates, are evaluated at each annual measurement date. In accordance with generally accepted accounting principles, actual results that differ from these assumptions, judgments, and estimates are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate decreased from 3.9% for the pension plan and 3.6% for the postretirement benefits other than pension plans at December 31, 2015 to 3.7% and 3.5%, respectively, at December 31, 2016.

We determine the overall expected long-term return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each allocation of plan assets, return premiums generated by portfolio management, and advice by our third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption that is determined at the beginning of each year and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty-year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension expense. The expected return on plan assets assumption used for determining net periodic pension expense for 2016 and 2015 was 6.5%. Actual return on plan assets for 2016 and 2015 was 10.0% and (2.9)%, respectively. Our historical actual return averaged 5.8% for the ten-year period ended December 31, 2016. In the future, we may make additional discretionary contributions to the plan or we could be required to make mandatory cash funding payments.

The mortality rate assumption used for determining future benefit obligations as of December 31, 2016 and 2015 was based on the RP 2014 Adjusted to 2016 Total Dataset Mortality Tables. In estimating the health care cost trend rate, we consider our actual health care cost experience, industry trends, and advice from our third-party actuary.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would increase or decrease, respectively, 2016 net periodic pension expense by approximately $0.1 million. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2016 net periodic pension expense by approximately $0.6 million.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are from changes in interest rates and changes in asset values of investments that fund our pension plan. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” in this Annual Report on Form 10-K for more discussion on how interest rate increases affect our operations and financial condition.

Risk Related to Changes in Interest Rates

Borrowings outstanding under the revolving credit portion of our Credit Facility currently bear interest at an annual rate of LIBOR plus 1.65%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $382.4 million in borrowings outstanding under the revolving credit portion of our Credit Facility at December 31, 2016 would increase by approximately $3.8 million.

Borrowings outstanding under our $400 million term loan B currently bear interest at an annual rate of LIBOR plus 2.75%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $390.0 million in borrowings outstanding under our $400 million term loan B at December 31, 2016 would increase by approximately $3.9 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2016. As a result, the interest rate market risk implicit in these investments at December 31, 2016, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At December 31, 2016, the value of the investments in the pension fund was $65.4 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.5 million.

Summary

Based upon our overall market risk exposures at December 31, 2016, we believe that the effects of changes in interest rates and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page 63 of this Annual Report on Form 10-K and incorporated by reference herein.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control - Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Election of the Nominees for Director Identified in this Proxy Statement” in our Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c)(3) of Regulation S-K is incorporated by reference to the discussion under the heading “Submitting Stockholder Proposals and Nominations for 2018 Annual Meeting” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Certain other information concerning executive officers and certain other officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has a separately designated audit committee of the Board of Directors established in accordance with the Exchange Act. Rachna Bhasin, William F. Hagerty, IV, Patrick Q. Moore and Michael D. Rose currently serve as members of the Audit Committee, and Mr. Moore serves as its chairman. Our Board of Directors has determined that Mr. Rose is an “audit committee financial expert” as defined by the SEC and is independent, as that term is defined in the Exchange Act and the listing standards of the New York Stock Exchange.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of our Board of Directors and our officers, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. In addition, the Board of Directors has adopted Corporate Governance Guidelines and restated charters for our Audit Committee, Human Resources Committee, and Nominating and Corporate Governance Committee. You can access our Code of Business Conduct and Ethics, Corporate Governance Guidelines and current committee charters on our website at www.rymanhp.com or request a copy of any of the foregoing by writing to the following address: Ryman Hospitality Properties, Inc., Attention: Secretary, One Gaylord Drive, Nashville, Tennessee 37214. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Conduct and Ethics, Corporate Governance Guidelines or current committee charters on its website. In accordance with the corporate governance listing standards of the New York Stock Exchange, the Company has designated Mr. Michael I. Roth as the lead director at all meetings of non-management directors, which meetings will be held on a regular basis. Stockholders, employees and other interested parties may communicate with Mr. Roth, individual non-management directors, or the non-management directors as a group, by email at boardofdirectors@rymanhp.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the discussions under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation – 2016 Summary Compensation Table,” “2016 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2016 Fiscal Year End,” “2016 Option Exercises and Stock Vested,” “Other Compensation Information – Pension Benefits,” “Other Compensation Information – Nonqualified Deferred Compensation,” “Potential Payments on Termination or Change of Control,” “Committees of the Board – Compensation Committee Interlocks and Insider Participation,” and “Human Resources Committee Report” in our Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Stock Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the discussions under the headings “Company Information – Corporate Governance – Independence of Directors” in our Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The accompanying index to financial statements on page 63 of this Annual Report on Form 10-K is provided in response to this Item.

(a)(2)	Financial Statement Schedules

The following financial statement schedule is filed as a part of this report and is included herein on page 108 of this Annual Report on Form 10-K:

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: February 28, 2017	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed	Chairman of the Board of Directors	February 28, 2017
Colin V. Reed	and Chief Executive Officer

/s/ Michael J. Bender	Director	February 28, 2017
Michael J. Bender

/s/ Rachna Bhasin	Director	February 28, 2017
Rachna Bhasin

/s/ William F. Hagerty, IV	Director	February 28, 2017
William F. Hagerty, IV

/s/ Ellen R. Levine	Director	February 28, 2017
Ellen R. Levine

/s/ Patrick Q. Moore	Director	February 28, 2017
Patrick Q. Moore

/s/ Robert S. Prather, Jr.	Director	February 28, 2017
Robert S. Prather, Jr.

Director
Michael D. Rose

/s/ Michael I. Roth	Director	February 28, 2017
Michael I. Roth

/s/ Mark Fioravanti	President and Chief Financial Officer	February 28, 2017
Mark Fioravanti	(Principal Financial Officer)

/s/ Jennifer Hutcheson	Senior Vice President and Corporate Controller	February 28, 2017
Jennifer Hutcheson	(Principal Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Ryman Hospitality Properties, Inc. and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2016 and 2015 and for Each of the Three Years in the Period Ended December 31, 2016
Report of Independent Registered Public Accounting Firm	64
Report of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheets as of December 31, 2016 and 2015	66
Consolidated Statements of Operations for the Years ended December 31, 2016, 2015, and 2014	67
Consolidated Statements of Comprehensive Income for the Years ended December 31, 2016, 2015, and 2014	68
Consolidated Statements of Cash Flows for the Years ended December 31, 2016, 2015, and 2014	69
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2016, 2015, and 2014	70
Notes to Consolidated Financial Statements	71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ryman Hospitality Properties, Inc.

We have audited the accompanying consolidated balance sheets of Ryman Hospitality Properties, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ryman Hospitality Properties, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ryman Hospitality Properties, Inc.

We have audited Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ryman Hospitality Properties, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ryman Hospitality Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements and schedule of Ryman Hospitality Properties, Inc. and subsidiaries and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 28, 2017

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(Amounts in thousands, except per share data)

	December 31,	December 31,
	2016	2015
ASSETS:
Property and equipment, net of accumulated depreciation	$1,998,012	$1,982,816
Cash and cash equivalents - unrestricted	59,128	56,291
Cash and cash equivalents - restricted	22,062	22,355
Notes receivable	152,882	152,560
Trade receivables, less allowance of $629 and $919, respectively	47,818	55,033
Investment in Gaylord Rockies joint venture	70,440	—
Prepaid expenses and other assets	55,411	62,379

Total assets	$2,405,753	$2,331,434

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,502,554	$1,431,710
Accounts payable and accrued liabilities	163,205	153,383
Dividends payable	39,404	36,868
Deferred management rights proceeds	180,088	183,119
Deferred income tax liabilities, net	1,469	1,163
Other liabilities	151,036	145,629
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,017 and 51,291 shares issued and outstanding, respectively	510	513
Additional paid-in capital	893,102	887,501
Treasury stock of 541 and 511 shares, at cost	(11,542)	(10,001)
Accumulated deficit	(491,805)	(473,404)
Accumulated other comprehensive loss	(22,268)	(25,047)

Total stockholders’ equity	367,997	379,562

Total liabilities and stockholders’ equity	$2,405,753	$2,331,434

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2016, 2015 and 2014

(Amounts in thousands, except per share data)

	2016	2015	2014
Revenues:
Rooms	$420,011	$404,457	$384,185
Food and beverage	477,493	461,157	437,673
Other hotel revenue	142,139	128,989	132,308
Entertainment	109,564	97,521	86,825

Total revenues	1,149,207	1,092,124	1,040,991

Operating expenses:
Rooms	109,618	110,067	111,864
Food and beverage	267,307	261,580	248,358
Other hotel expenses	322,774	312,989	311,836
Management fees, net	22,194	14,657	16,151

Total hotel operating expenses	721,893	699,293	688,209
Entertainment	74,550	67,363	59,815
Corporate	29,143	28,914	27,573
Preopening costs	—	909	11
Impairment and other charges	—	19,200	—
Depreciation and amortization	109,816	114,383	112,278

Total operating expenses	935,402	930,062	887,886

Operating income	213,805	162,062	153,105
Interest expense	(63,906)	(63,901)	(61,447)
Interest income	11,500	12,384	12,075
Loss on extinguishment of debt	—	—	(2,148)
Loss from joint ventures	(2,794)	—	—
Other gains and (losses), net	4,161	(10,889)	23,400

Income before income taxes	162,766	99,656	124,985

(Provision) benefit for income taxes	(3,400)	11,855	1,467

Net income	159,366	111,511	126,452
Loss on call spread and warrant modifications related to convertible notes	—	—	(5,417)

Net income available to common stockholders	$159,366	$111,511	$121,035

Basic income per share available to common stockholders	$3.12	$2.18	$2.38

Fully diluted income per share available to common stockholders	$3.11	$2.16	$2.17

Dividends declared per common share	$3.00	$2.70	$2.20

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2016, 2015 and 2014

(Amounts in thousands)

	2016	2015	2014
Net income	$159,366	$111,511	$126,452

Other comprehensive income (loss), before tax:
Gain (loss) on minimum pension liability:
Unrealized gains (losses) arising during the period	2,599	1,920	(20,231)
Amount reclassified from accumulated other comprehensive loss	180	88	(235)

	2,779	2,008	(20,466)

Income tax (expense) benefit related to items of comprehensive income	—	(724)	3,254

Other comprehensive income (loss), net of tax	2,779	1,284	(17,212)

Comprehensive income	$162,145	$112,795	$109,240

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016, 2015 and 2014

(Amounts in thousands)

	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$159,366	$111,511	$126,452
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	321	(13,847)	(5,877)
Depreciation and amortization	109,816	114,383	112,278
Amortization of deferred financing costs	4,863	5,505	5,959
Amortization of discount on convertible notes	—	—	8,735
Impairment and other charges	—	19,200	—
(Gain) loss on sales of long-lived assets	(1,853)	270	(25,274)
Loss on extinguishment of debt	—	—	2,148
Loss on repurchase of warrants	—	20,246	4,243
Write-off of deferred financing costs	—	1,926	—
Stock-based compensation expense	6,128	6,158	5,773
Changes in:
Trade receivables	7,215	(9,845)	6,594
Interest receivable	(2,517)	(4,978)	(3,142)
Accounts payable and accrued liabilities	1,148	(13,019)	11,258
Other assets and liabilities	9,114	552	3,077

Net cash flows provided by operating activities	293,601	238,062	252,224

Cash Flows from Investing Activities:
Purchases of property and equipment	(117,977)	(79,815)	(58,377)
Investment in Gaylord Rockies joint venture	(70,141)	—	—
Purchase of AC Hotel	—	—	(21,206)
Proceeds from sale of Peterson LOI	6,785	10,000	9,350
(Increase) decrease in restricted cash and cash equivalents	293	(4,945)	2,759
Other investing activities	1,799	123	8,012

Net cash flows used in investing activities	(179,241)	(74,637)	(59,462)

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit facility	76,000	(280,100)	77,000
Net borrowings (repayments) under term loan B	(4,000)	(4,000)	398,000
Issuance of senior notes	—	400,000	—
Repayment of note payable related to purchase of AC Hotel	(6,000)	—	—
Repurchase and conversion of convertible notes	—	—	(358,710)
Repurchase of common stock warrants	—	(154,681)	(177,423)
Deferred financing costs paid	—	(11,155)	(8,428)
Repurchase of Company stock for retirement	(24,811)	—	—
Payment of dividends	(151,160)	(131,305)	(109,414)
Proceeds from exercise of stock options	1,702	1,776	6,862
Payment of tax withholdings for share-based compensation	(3,235)	(3,700)	(5,220)
Other financing activities	(19)	(377)	(600)

Net cash flows used in financing activities	(111,523)	(183,542)	(177,933)

Net change in cash and cash equivalents	2,837	(20,117)	14,829
Cash and cash equivalents - unrestricted, beginning of period	56,291	76,408	61,579

Cash and cash equivalents - unrestricted, end of period	$59,128	$56,291	$76,408

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2016, 2015 and 2014

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, December 31, 2013	$505	$1,228,845	$(7,766)	$(454,770)	$(9,119)	757,695
Net income	—	—	—	126,452	—	126,452
Other comprehensive loss, net of income taxes	—	—	—	—	(17,212)	(17,212)
Repurchase and conversion of convertible notes	—	(51,996)	—	(2,326)	—	(54,322)
Repurchase of common stock warrants	—	(304,400)	—	(3,091)	—	(307,491)
Payment of dividend	—	692	(236)	(113,228)	—	(112,772)
Exercise of stock options	3	6,859	—	—	—	6,862
Net tax benefit related to stock based compensation	—	(302)	—	—	—	(302)
Restricted stock units and stock options surrendered	2	(3,278)	—	—	—	(3,276)
Stock-based compensation expense	—	5,773	—	—	—	5,773

BALANCE, December 31, 2014	$510	$882,193	$(8,002)	$(446,963)	$(26,331)	$401,407
Net income	—	—	—	111,511	—	111,511
Other comprehensive income, net of income taxes	—	—	—	—	1,284	1,284
Payment of dividend	—	910	(1,999)	(137,952)	—	(139,041)
Exercise of stock options	1	1,776	—	—	—	1,777
Net tax benefit related to stock based compensation	—	(2)	—	—	—	(2)
Restricted stock units and stock options surrendered	2	(3,534)	—	—	—	(3,532)
Stock-based compensation expense	—	6,158	—	—	—	6,158

BALANCE, December 31, 2015	$513	$887,501	$(10,001)	$(473,404)	$(25,047)	$379,562
Net income	—	—	—	159,366	—	159,366
Tax benefit related to adoption of ASU 2016-09	—	—	—	75	—	75
Other comprehensive income, net of income taxes	—	—	—	—	2,779	2,779
Repurchase of Company stock for retirement	(5)	—	—	(24,806)	—	(24,811)
Payment of dividend	—	883	(1,541)	(153,036)	—	(153,694)
Exercise of stock options	—	1,702	—	—	—	1,702
Restricted stock units and stock options surrendered	2	(3,112)	—	—	—	(3,110)
Stock-based compensation expense	—	6,128	—	—	—	6,128

BALANCE, December 31, 2016	$510	$893,102	$(11,542)	$(491,805)	$(22,268)	$367,997

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Summary of Significant Accounting Policies

For financial statement presentation and reporting purposes, the Company is the successor to Gaylord Entertainment Company, a Delaware corporation (“Gaylord”). As part of the plan to restructure the business operations of Gaylord to facilitate its qualification as a real estate investment trust (“REIT”) for federal income tax purposes, Gaylord merged with and into its wholly-owned subsidiary, Ryman Hospitality Properties, Inc., a Delaware corporation (“Ryman”), on October 1, 2012, with Ryman as the surviving corporation (the “Merger”). At 12:01 a.m. on October 1, 2012, the effective time of the Merger, Ryman succeeded to and began conducting, directly or indirectly, all of the business conducted by Gaylord immediately prior to the Merger. The “Company” refers to Ryman and its subsidiaries and to Gaylord.

On January 1, 2013, the Company began operating as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). The Company’s other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”), the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National that opened in April 2015. The Company also owns and operates a number of media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

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

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality; Entertainment; and Corporate and Other. The Company’s fiscal year ends on December 31 for all periods presented.

Business Segments

Hospitality

The Hospitality segment includes the Gaylord Hotels branded hotels, the Inn at Opryland and the AC Hotel, as well as the Company’s equity investment in the Gaylord Rockies Resort & Convention Center in Aurora, Colorado (“Gaylord Rockies”). See Note 4 for further discussion of this investment. Each of the Company’s hotels is managed by Marriott pursuant to a management agreement for each hotel, and Gaylord Rockies will be managed by Marriott upon its opening.

Entertainment

The Entertainment segment includes all of the Company’s Nashville-based tourist attractions, as well as the Company’s investment in a joint venture associated with a Times Square restaurant and entertainment venue. At December 31, 2016, these include the Grand Ole Opry, the Ryman Auditorium, the General Jackson, the Wildhorse Saloon, and Gaylord Springs, among others. The Entertainment segment also includes WSM-AM. Marriott manages the day-to-day operations of the General Jackson, Gaylord Springs and the Wildhorse Saloon pursuant to management agreements.

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

The terms of the Company’s investment in the Gaylord Rockies joint venture provide that the Company will have the ability to approve certain major decisions affecting the hotel, including, but not limited to, operating budgets, major capital expenditures, material transactions involving the hotel, and approval of designated hotel senior management. The Company also has a right of first offer to acquire the remainder of the project and designated rights to participate in any sales process with respect to the project after exercise of its first offer rights. However, because the power to direct the activities that most significantly impact the economic performance of the hotel are either shared or are held by some combination of the developers and Marriott, the Company is not the primary beneficiary of this variable interest entity, and thus, accounts for its investment in this joint venture under the equity method of accounting. As such, the Company does not consolidate any part of the assets or liabilities of the joint venture. The Company’s share of equity method net income or loss will increase or decrease, as applicable, the carrying value of its equity method investment.

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

In March 2016, certain subsidiaries of the Company entered into a series of agreements with respect to an equity investment in Gaylord Rockies. See Note 4 for further discussion of this investment.

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

Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2016	2015	2014
Debt interest paid	$60,780	$53,978	$49,208
Capitalized interest	(1,721)	(169)	(52)

Cash paid for interest, net of capitalized interest	$59,059	$53,809	$49,156

Net cash payments (refunds) of income taxes in 2016, 2015 and 2014 were $1.7 million, $5.2 million and $(0.1) million, respectively.

A portion of the Company’s acquisition of the AC Hotel and a portion of the Company’s sale of all of its rights in a letter of intent to which it was a party with The Peterson Companies are considered noncash transactions as they are evidenced by a note payable and a note receivable, respectively. The AC Hotel transaction is more fully discussed in the “Acquisitions and Investments” section of Note 1, and the sale of the Company’s rights in the letter of intent is more fully discussed in the “Prepaid Expenses and Other Assets” section of Note 1.

Accounts Receivable

The Company’s accounts receivable are primarily generated by meetings and convention attendees’ room nights and food and beverage. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivable is minimized due to the large and diverse nature of the customer base.

Allowance for Doubtful Accounts

The Company provides allowances for doubtful accounts based upon a percentage of revenue and periodic evaluations of the aging of accounts receivable.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31 consist of (amounts in thousands):

	2016	2015
Peterson note receivable	$—	$6,785
Prepaid expenses	14,001	15,992
Inventories	8,065	8,051
Deferred software costs	2,796	3,832
Supplemental deferred compensation plan assets	22,204	19,289
Other	8,345	8,430

Total prepaid expenses and other assets	$55,411	$62,379

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

The Company capitalizes the costs of computer software developed for internal use. Accordingly, the Company has capitalized the external costs and certain internal payroll costs to develop computer software. Deferred software costs are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years. Amortization expense of deferred software costs during 2016, 2015 and 2014 was $1.7 million, $2.1 million, and $2.3 million, respectively.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consist of (amounts in thousands):

	2016	2015
Trade accounts payable	$32,315	$20,913
Property and other taxes payable	34,844	34,921
Deferred revenues	41,080	47,794
Accrued salaries and benefits	20,567	16,826
Accrued self-insurance reserves	761	1,449
Accrued interest payable	8,152	8,153
Other accrued liabilities	25,486	23,327

Total accounts payable and accrued liabilities	$163,205	$153,383

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

Deferred Management Rights Proceeds

The Company has deferred and amortizes the proceeds received from Marriott that were allocated to the sale of the management rights, as discussed further in Note 6, on a straight line basis over the 65-year term of the hotel management agreements, including extensions, as a reduction in management fee expense in the accompanying consolidated statements of operations.

Other Liabilities

Other liabilities at December 31 consist of (amounts in thousands):

	2016	2015
Pension and postretirement benefits liability	$37,988	$40,439
Straight-line lease liability	89,959	84,716
Deferred compensation liability	22,204	19,289
Other	885	1,185

Total other liabilities	$151,036	$145,629

Deferred Financing Costs

Deferred financing costs consist of loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method, and are presented as a reduction of the related debt liability. During 2016, 2015 and 2014, deferred financing costs of $4.9 million, $5.5 million and $6.0 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations.

As a result of the refinancing of the Company’s credit facility in 2015, which is discussed in Note 5, the Company wrote off $1.9 million of deferred financing costs during 2015, which is included in interest expense in the accompanying consolidated statements of operations.

As a result of the Company’s repurchases of a portion of its convertible senior notes outstanding discussed in Note 5, the Company wrote off $0.3 million of deferred financing costs during 2014, which is included as an increase in the net loss on extinguishment of debt in the accompanying consolidated statements of operations.

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

Management Fees

The Company pays Marriott a base management fee of approximately 2% of revenues for the properties that Marriott manages, as well as an incentive fee that is based on profitability. The Company incurred $21.4 million, $17.4 million and $19.6 million in base management fees to Marriott during 2016, 2015 and 2014, respectively. The Company incurred $4.8 million, $1.4 million and $0.4 million in incentive fees to Marriott during 2016, 2015 and 2014, respectively. Management fees are presented in the consolidated statements of operations net of the amortization of the deferred management rights proceeds discussed further in Note 6.

Leases

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which the Gaylord Palms is located, a 10.0 acre site in Grapevine, Texas on which a portion of the Gaylord Texan is located, and office space, office equipment, and other equipment. The Company’s leases are discussed further in Note 12.

Advertising Costs

Advertising costs are expensed as incurred and were $36.7 million, $36.7 million, and $33.3 million for 2016, 2015 and 2014, respectively.

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

Impairment of Long-Lived and Other Assets

In accounting for the Company’s long-lived and other assets (including its notes receivable associated with the development of Gaylord National), the Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. Recoverability of the notes receivable associated with Gaylord National is measured by comparing the carrying amount of the notes to the fair value of the notes. If the carrying value is greater than the fair value, the Company then assesses if the decline in fair value is other than temporary. If the decline in fair value is deemed to be other than temporary, which is based on the Company’s intent and ability to hold the notes receivable to maturity and whether it expects to receive all debt service payments due under the notes, then the notes receivable are impaired. See Note 13 for further disclosure.

During the fourth quarter of 2015, the Company elected to move forward with an expansion of the guest rooms and convention space at Gaylord Texan. This capital project replaced a previously contemplated expansion that the Company began incurring design costs for during 2007 and had been subsequently put on hold. As the new project is substantially different from the previously contemplated project, the Company incurred an impairment charge of $16.3 million during 2015 to write off the carrying value of the previously contemplated project, which is included in impairment and other charges on the accompanying consolidated statement of operations for 2015.

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

	2016
	Income	Shares	Per Share
Net income available to common stockholders	$159,366	51,009	$3.12
Effect of dilutive stock-based compensation	—	303	—

Net income — assuming dilution	$159,366	51,312	$3.11

	2015
	Income	Shares	Per Share
Net income available to common stockholders	$111,511	51,241	$2.18
Effect of dilutive stock-based compensation	—	371	—

Net income — assuming dilution	$111,511	51,612	$2.16

	2014
	Income	Shares	Per Share
Net income available to common stockholders	$121,035	50,861	$2.38
Effect of dilutive stock-based compensation	—	487	—
Effect of convertible notes	—	4,532	—

Net income — assuming dilution	$121,035	55,880	$2.17

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

In 2014, in connection with the repurchase of portions of the Convertible Notes, the Company entered into agreements with the note hedge counterparties to proportionately reduce the number of Purchased Options (as defined below) and the warrants as described above and in Note 5. Each of these agreements were considered modifications to the Purchased Options and warrants (as applicable), and based on the terms of the agreements, the Company recognized a charge of $5.4 million in 2014, which was recorded as an increase to accumulated deficit and derivative liabilities, as the liabilities were settled in cash, in the accompanying consolidated balance sheet. This charge also represents a deduction from net income in calculating net income available to common stockholders and earnings per share available to common stockholders in the accompanying consolidated statement of operations for 2014.

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

Newly Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” the core principle of which is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, companies will need to use more judgment and make more estimates than under today’s guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for the Company in the first quarter of 2018, and the Company plans to adopt this standard at that time using the modified retrospective approach. During 2016, the Company formed a project implementation team which formulated a project timeline under which this new standard is being evaluated. To date, the Company has completed a revenue stream scoping process and has begun evaluations as to how the new ASU will impact the amount and timing of the various revenue streams recorded in its financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation – Amendments to the Consolidation Guidance,” which changes the way companies evaluate the consolidation of limited partnerships, variable interests and similar entities. The Company adopted this ASU in the first quarter of 2016, and this adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that requires lessees to put most leases on their balance sheet, but recognize expenses on their income statements in a manner similar to previous accounting. The ASU also eliminates the required use of bright-line tests for determining lease classification. The ASU is effective for the Company in the first quarter of 2019. The Company is currently evaluating the effects of this ASU on its financial statements, and, other than the inclusion of operating leases on the Company’s balance sheet, such effects have not yet been determined. See Note 12 for a further disclosure of the Company’s outstanding leases.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance requires all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled.

This guidance was effective for the Company in the first quarter of 2017, with early adoption permitted. The Company retrospectively adopted this ASU in the first quarter of 2016. As such, the statutory tax withholding requirements have been presented separately on the statement of cash flows for both the current and prior years. This adoption did not have a material impact on the Company’s consolidated financial statements.

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

2. Property and Equipment

Property and equipment at December 31 is recorded at cost and summarized as follows (amounts in thousands):

	2016	2015
Land and land improvements	$266,053	$255,179
Buildings	2,398,117	2,369,851
Furniture, fixtures and equipment	604,876	603,529
Construction in progress	50,273	10,576

	3,319,319	3,239,135
Accumulated depreciation	(1,321,307)	(1,256,319)

Property and equipment, net	$1,998,012	$1,982,816

Depreciation expense, including amortization of assets under capital lease obligations, during 2016, 2015 and 2014 was $108.1 million, $112.2 million, and $110.0 million, respectively.

3. Notes Receivable

In connection with the development of Gaylord National, Prince George’s County, Maryland (“the County”) issued a bond with a face value of $95 million (“Series A Bond”) in April 2005 and placed into escrow until substantial completion of the convention center and 1,500 rooms within the hotel. The Series A Bond and an additional bond issuance, with a face value of $50 million (“Series B Bond”), were delivered to the Company upon substantial completion and opening of the Gaylord National on April 2, 2008. The interest rate on the Series A Bond and Series B Bond is 8.0% and 10.0%, respectively. The maturity date of the Series A Bond and the Series B Bond is July 1, 2034 and September 1, 2037, respectively.

Upon receipt in 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on their effective interest rates of 8.04% and 11.42%, respectively, and recorded the notes receivable at their discounted values of $93.8 million and $38.3 million, respectively. The Company is currently holding the Series A Bond and Series B Bond, which have aggregate carrying values of $82.7 million and $70.2 million, respectively, as of December 31, 2016, and receiving the debt service and principal payments thereon, which is payable from tax increments, hotel taxes and special hotel rental taxes generated from the development through the maturity date. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.

During 2016, 2015 and 2014, the Company recorded interest income of $11.4 million, $12.3 million and $12.1 million, respectively, on these bonds. The Company received payments of $11.1 million, $9.4 million and $10.8 million during 2016, 2015 and 2014, respectively, relating to these notes receivable, which includes principal and interest payments. See additional discussion regarding the fair value of these notes receivable in Note 13.

4. Investment in Gaylord Rockies Joint Venture

In March 2016, certain subsidiaries of the Company entered into a series of agreements with affiliates of RIDA Development Corporation (“RIDA”) and Ares Management, L.P. (“Ares”) with respect to an equity investment in Gaylord Rockies, which is currently being developed by RIDA and Ares. The hotel will be managed by Marriott pursuant to a long-term management contract and is expected to consist of a 1,500-room resort hotel with over 485,000 square feet of exhibition, meeting, pre-function and outdoor space. The hotel is expected to be completed in late 2018 and has a total estimated project cost of approximately $800 million.

The Company acquired a 35% interest in a limited liability company which will own the real property comprising the hotel for a capital contribution expected to total approximately $86.1 million. Simultaneously, the Company also acquired a 35% interest in a limited liability company which will lease the hotel from the property owner and assume the Marriott management agreement prior to the opening of the hotel. The Company has funded $70.1 million of its capital contribution, and expects to fund the remainder of its capital contribution during the first quarter of 2017. The Company’s remaining capital contributions will be funded from available cash on hand and borrowings under its revolving credit facility.

A subsidiary of the Company will provide designated asset management services on behalf of the hotel during the pre-construction period in exchange for a flat fee and after opening of the hotel in exchange for a fee based on the hotel’s gross revenues on an annual basis.

In connection with the agreements, the Company agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guarantee of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. The Company has also provided a completion guarantee under the construction loan capped at its pro rata share of all costs necessary to complete the project within the time specified in the joint venture’s loan documents. Further, the Company has agreed to a guarantee capped at its pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guarantees related to the construction loan, the Company agreed to provide a guarantee of the mezzanine debt related to the hotel including a payment guarantee capped at $8.75 million for which the Company is only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guarantees and liens. The guarantee related to the mezzanine debt also includes an uncapped completion guarantee and an uncapped guarantee of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guarantees related to the construction loan. As of December 31, 2016, the Company had not recorded any liability in the consolidated balance sheet associated with these guarantees.

5. Debt

The Company’s debt and capital lease obligations at December 31 consisted of (amounts in thousands):

	2016	2015
Credit Facility, less unamortized deferred financing costs of $5,267 and $7,335	$377,133	$299,065
$400 Million Term Loan B, less unamortized deferred financing costs of $5,273 and $6,457	384,727	387,543
$350 Million 5% Senior Notes, less unamortized deferred financing costs of $4,246 and $5,107	345,754	344,893
$400 Million 5% Senior Notes, less unamortized deferred financing costs of $5,719 and $6,469	394,281	393,531
AC Hotel note payable, terms as set forth in Note 1	—	6,000
Capital lease obligations	659	678

Total debt	1,502,554	1,431,710
Less amounts due within one year	(20)	(6,019)

Total long-term debt	$1,502,534	$1,425,691

At December 31, 2016, the Company was in compliance with all covenants related to its outstanding debt.

Annual maturities of long-term debt, excluding capital lease obligations, are as follows (amounts in thousands):

		$400 Million	$350 Million	$400 Million
	Credit Facility	Term Loan B	5% Senior Notes	5% Senior Notes	Total
2017	$—	$—	$—	$—	$—
2018	—	—	—	—	—
2019	382,400	—	—	—	382,400
2020	—	—	—	—	—
2021	—	390,000	350,000	—	740,000
Years thereafter	—	—	—	400,000	400,000

Total	$382,400	$390,000	$350,000	$400,000	$1,522,400

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

Pursuant to the 2015 Amendment, the Company extended the maturity date of the revolving credit facility under the Credit Facility to June 5, 2019 and provided for two additional six-month extension options, at the election of the Company. In addition, the 2015 Amendment lowered the adjustable margin (the “Applicable Margin”) for determining the interest rate on revolving loans based on the Company’s consolidated funded indebtedness to total asset value ratio (as defined in the Credit Facility). Interest on the Company’s borrowings under the revolving credit facility is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans. The effective interest rate at December 31, 2016 was LIBOR plus 1.65%. Principal is payable in full at maturity. The Company pays an unused commitment fee of 0.2% to 0.3% per year of the average unused portion of the revolving credit facility.

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

Pursuant to the 2014 Amendment, the Company added the term loan B to the Credit Facility. Proceeds from the term loan B were used to repay revolving loans under the Credit Facility and to repay the Convertible Notes and to settle, in whole or in part, the warrant transactions described above. The term loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At December 31, 2016, the interest rate on the term loan B was LIBOR plus 2.75%. The term loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the agreement), an additional principal amount is required. The Company has not been required to make additional principal payments under the Excess Cash Flow requirement in 2016, 2015 or 2014. Amounts borrowed under the term loan B that are repaid or prepaid may not be reborrowed. At closing, the Company drew down on the term loan B in full.

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

Former 3.75% Convertible Senior Notes

In 2009, the Company issued $360 million of the Convertible Notes. In April 2014, the Company settled the repurchase of and subsequently cancelled $56.3 million of its Convertible Notes in private transactions for aggregate consideration of $120.2 million, which was funded by cash on hand and borrowings under the Company’s revolving credit facility. In addition, in June 2014, the Company settled the conversion of $15.3 million of Convertible Notes that were converted by holders by paying cash for the underlying principal and shares of the Company’s common stock for the conversion spread. As a result of these transactions, the Company recorded a loss on extinguishment of debt of $2.1 million during 2014. In addition, as the Company accounts for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate, the Company recorded an additional $52.0 million reduction in stockholders’ equity during 2014.

On October 1, 2014, the Company settled its remaining obligations upon conversion of each $1,000 principal amount of Convertible Notes with a specified dollar amount of $1,000 and the remainder of the conversion settlement amount in shares of its common stock, offset as described in the next paragraph.

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

6. Deferred Management Rights Proceeds

The Company restructured its business operations to facilitate its qualification as a REIT for federal income tax purposes (the “REIT conversion”) during 2012 and elected to be taxed as a REIT commencing with the year ended December 31, 2013. On October 1, 2012, the Company consummated its agreement to sell the Gaylord Hotels brand and rights to manage Gaylord Opryland, Gaylord Palms, Gaylord Texan and Gaylord National to Marriott for $210.0 million in cash. Effective October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the Gaylord Hotels properties pursuant to a management agreement for each Gaylord Hotel property.

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

7. Stock Plans

The Company’s 2016 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to its directors, employees and consultants. At December 31, 2016, approximately 1.7 million shares of common stock remained available for issuance pursuant to future grants of awards under the Plan.

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

The Company granted no stock options during 2016, 2015 or 2014. A summary of stock option activity under the Company’s equity incentive plans as of December 31, 2016 and changes during the year ended December 31, 2016 is presented below:

		Weighted
		Average
	Number of	Exercise
Stock Options	Shares	Price
Outstanding at January 1, 2016	206,509	$29.55
Granted	—	—
Exercised	(186,718)	30.38
Canceled	(341)	46.03

Outstanding at December 31, 2016	19,450	21.31

Exercisable at December 31, 2016	19,450	21.31

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2016 was 3.4 years. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2016 was $0.7 million. The total intrinsic value of options exercised during 2016, 2015, and 2014 was $3.9 million, $1.8 million, and $13.0 million, respectively.

The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to employees vest one to four years from the date of grant, and Restricted Stock Awards granted to non-employee directors vest after one year from the date of grant, unless the recipient chooses to defer the vesting for a period of time. Depending on the type of award, the fair value of Restricted Stock Awards is determined either based on the market price of the Company’s stock at the date of grant or based on a Monte-Carlo valuation. The Company generally records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. The weighted-average grant-date fair value of Restricted Stock Awards granted during 2016, 2015, and 2014 was $47.71, $57.21, and $41.61, respectively.

A summary of the status of the Company’s Restricted Stock Awards as of December 31, 2016 and changes during the year ended December 31, 2016, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Awards	Shares	Fair Value
Nonvested shares at January 1, 2016	540,339	$43.05
Granted	182,916	47.71
Vested	(220,863)	38.79
Canceled	(400)	48.40

Nonvested shares at December 31, 2016	501,992	46.52

The fair value of all Restricted Stock Awards that vested during 2016, 2015 and 2014 was $8.9 million, $14.0 million and $7.0 million, respectively.

As of December 31, 2016, there was $9.5 million of total unrecognized compensation cost related to stock options and restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $6.1 million, $6.2 million, and $5.8 million for 2016, 2015, and 2014, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $2.0 million, $2.0 million, and $1.9 million for 2016, 2015, and 2014, respectively.

Cash received from option exercises under all stock-based employee compensation arrangements for 2016, 2015, and 2014 was $1.7 million, $1.8 million, and $6.9 million, respectively. The actual tax benefit realized from exercise, vesting or cancellation of the stock-based employee compensation arrangements during 2016, 2015, and 2014 totaled $1.7 million, $3.2 million, and $3.2 million, respectively, and is reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity or deferred tax liabilities in the accompanying consolidated balance sheets.

8. Pension Plans

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

As a result of increased lump-sum distributions from the retirement plan during 2016 and 2015, net settlement losses of $1.7 million and $2.4 million were recognized in 2016 and 2015, respectively. These settlement losses have been classified as corporate operating expenses in the accompanying consolidated statements of operations.

The following table sets forth the funded status at December 31 (amounts in thousands):

	2016	2015
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$87,236	$94,113
Interest cost	3,173	3,423
Actuarial (gain) loss	304	(3,377)
Benefits paid	(5,353)	(6,923)

Benefit obligation at end of year	85,360	87,236

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	65,439	75,260
Actual return (loss) on plan assets	5,360	(2,898)
Benefits paid	(5,353)	(6,923)

Fair value of plan assets at end of year	65,446	65,439

Funded status and accrued pension cost	$(19,914)	$(21,797)

Net periodic pension (income) expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2016	2015	2014
Interest cost	$3,173	$3,423	$3,577
Expected return on plan assets	(4,131)	(4,627)	(5,597)
Recognized net actuarial loss	1,047	917	470
Net settlement loss	1,715	2,356	—

Total net periodic pension (income) expense	$1,804	$2,069	$(1,550)

Assumptions

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2016	2015	2014
Discount rate	3.72%	3.90%	3.66%
Rate of compensation increase	N/A	N/A	N/A

The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2016	2015	2014
Discount rate	3.70%	3.77%	4.49%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.50%	6.50%	7.50%

The rate of increase in future compensation levels was not applicable for any reported years due to the Company amending the plan to freeze the cash balance benefit as described above.

The Company determines the overall expected long-term rate of return on plan assets based on its estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, the Company assesses the rates of return on each current allocation of plan assets, return premiums generated by portfolio management, and advice from its third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns based on fair value, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty-year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and expense.

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

The allocation of the defined benefit pension plan’s assets at December 31 are as follows (amounts in thousands):

Asset Class	2016	2015
Cash	$728	$983
Equity securities	64,718	64,456

Total	$65,446	$65,439

All of the assets held by the plan consist of money market and mutual funds traded in an active market. The Company determined the fair value of these assets based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.

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

Expected Contributions and Benefit Payments

The Company does not expect to be required to contribute to its defined benefit pension plan in 2017. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2017	$3,424
2018	4,636
2019	5,231
2020	5,120
2021	5,095
2022 - 2026	29,944

Other Information

The Company also maintains non-qualified pension plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2016, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $14.9 million.

The Company’s accrued cost related to its qualified and non-qualified pension plans of $34.8 million and $36.9 million at December 31, 2016 and 2015, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The (increase) decrease in the deferred net loss related to the Company’s retirement plans during 2016, 2015 and 2014 resulted in a (decrease) increase in equity of $3.8 million, $0.1 million and $(16.1) million, respectively, net of taxes of $0, $(0.1) million and $2.6 million, respectively. Each of these adjustments to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.

The net gain recognized in other comprehensive income for the years ended December 31, 2016 and 2015 was $3.8 million and $0.2 million, respectively. Included in accumulated other comprehensive loss at December 31, 2016 and 2015 are unrecognized actuarial losses of $40.4 million and $44.2 million ($27.9 million and $31.7 million net of tax), respectively, that have not yet been recognized in net periodic pension expense. Net losses are amortized into net periodic pension expense based on a corridor approach based on the life expectancy of plan participants expected to receive benefits. The estimated actuarial loss for the retirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net periodic pension expense over the next fiscal year is $1.1 million.

9. Postretirement Benefits Other than Pensions

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

The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2016	2015
Benefit obligation at beginning of year	$3,559	$6,692
Interest cost	120	127
Actuarial gain	(47)	(2,836)
Benefits paid	(418)	(424)

Benefit obligation at end of year	$3,214	$3,559

Net postretirement benefit income reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2016	2015	2014
Interest cost	$120	$127	$221
Amortization of net actuarial loss	242	255	445
Amortization of prior service credit	(1,314)	(1,314)	(1,314)

Net postretirement benefit income	$(952)	$(932)	$(648)

The discount rate used to determine the benefit obligation at December 31, 2016, 2015 and 2014 was 3.47%, 3.57% and 3.32%, respectively. The discount rate used to determine the net postretirement benefit expense for years ended December 31, 2016, 2015 and 2014 was 3.57%, 3.32% and 3.94%, respectively.

The Company expects to contribute $0.3 million to the plan in 2017. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2017	$346
2018	323
2019	309
2020	290
2021	271
2022-2026	1,107

The amortization of net loss and amortization of prior service credit recognized in other comprehensive income for 2016 was $0.2 million and $1.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2016 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $3.4 million ($2.0 million net of tax) and unrecognized prior service credits of $13.7 million ($7.8 million net of tax). The net gain, amortization of net loss, and amortization of prior service credit recognized in other comprehensive income for 2015 was $2.8 million, $0.3 million, and $1.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2015 are the following amounts that had not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $3.7 million ($2.3 million net of tax) and unrecognized prior service credits of $15.1 million ($9.2 million net of tax). The net loss, amortization of net loss, and amortization of prior service credit recognized in other comprehensive income for 2014 was $0.9 million, $0.4 million, and $1.3 million, respectively.

10. Stockholders’ Equity

Stock Repurchase Authorization

On August 20, 2015, the Company announced that its board of directors authorized a share repurchase program for up to $100 million of the Company’s common stock using cash on hand and borrowings under its revolving credit line. The repurchases were intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases were made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The authorization expired December 31, 2016. During the three months ended March 31, 2016, the Company repurchased 0.5 million shares of its common stock for an aggregate purchase price of $24.8 million, which the Company funded using cash on hand and borrowings under its revolving credit facility. The repurchased stock, which represents the entirety of shares that were repurchased under the authorization, was cancelled by the Company and has been reflected as a reduction of retained earnings at December 31, 2016 in the accompanying consolidated financial statements.

Dividends

During 2016, the Company’s board of directors declared quarterly dividends totaling $3.00 per share of common stock for the full year, or an aggregate of $153.0 million in cash.

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

Accumulated Other Comprehensive Loss

The Company’s balance in accumulated other comprehensive loss is composed of amounts related to the Company’s minimum pension liability. Changes in accumulated other comprehensive loss consisted of the following (amounts in thousands):

Balance, December 31, 2013	$(9,119)
Unrealized losses arising during period	(20,231)
Amounts reclassified from accumulated other comprehensive income	(235)
Income tax benefit	3,254

Net other comprehensive loss	(17,212)

Balance, December 31, 2014	$(26,331)

Unrealized gains arising during period	1,920
Amounts reclassified from accumulated other comprehensive loss	88
Income tax expense	(724)

Net other comprehensive income	1,284

Balance, December 31, 2015	$(25,047)

Unrealized gains arising during period	2,599
Amounts reclassified from accumulated other comprehensive loss	180
Income tax expense	—

Net other comprehensive income	2,779

Balance, December 31, 2016	$(22,268)

Amounts reclassified from accumulated comprehensive (income) loss related to the Company’s minimum pension liability are presented in the accompanying consolidated statements of operations as follows (amounts in thousands):

	2016	2015	2014
Other hotel expenses	$(154)	$(209)	$(309)
Entertainment operating expenses	26	11	(24)
Corporate operating expenses	308	286	98

	$180	$88	$(235)

11. Income Taxes

The Company has elected to be taxed as a REIT effective January 1, 2013, pursuant to the U.S. Internal Revenue Code of 1986, as amended. As a REIT, generally the Company will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that it distributes to its stockholders. The Company will, however, be subject to corporate income taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2013) that result from gains on the sale of certain assets prior to January 1, 2018. In addition, the Company will continue to be required to pay federal and state corporate income taxes on earnings of its TRSs.

The income tax (provision) benefit for continuing operations consists of the following (amounts in thousands):

	2016	2015	2014
CURRENT:
Federal	$(1,788)	$(763)	$(2,071)
State	(1,291)	(1,229)	(2,339)

Total current provision	(3,079)	(1,992)	(4,410)

DEFERRED:
Federal	321	8,866	2,588
State	(642)	(248)	3,289
Effect of federal tax law change	—	5,229	—

Total deferred (provision) benefit	(321)	13,847	5,877

Total (provision) benefit for income taxes	$(3,400)	$11,855	$1,467

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

	2016	2015	2014
Ordinary income	$2.98	$2.50	$2.30
Capital gains	0.17	0.23	0.17

	$3.15	$2.73	$2.47

The differences between the income tax provision calculated at the statutory U.S. federal income tax rate of 35% and the actual income tax (provision) benefit recorded for continuing operations are as follows (amounts in thousands):

	2016	2015	2014
Statutory federal income tax provision	$(56,914)	$(34,774)	$(43,750)
Adjustment for nontaxable income of the REIT	48,680	34,904	44,701
State taxes (net of federal tax benefit and change in state valuation allowance)	(1,933)	(1,477)	950
Permanent share-based compensation adjustment	1,571	—	—
Other permanent items	(200)	(165)	(160)
Federal tax credits	—	—	112
Federal valuation allowance	5,519	8,271	(853)
Effect of federal tax law change	—	5,229	—
Other	(123)	(133)	467

	$(3,400)	$11,855	$1,467

As discussed in Note 1, in 2016, the Company adopted ASU 2016-09. Upon adoption, the Company recorded an immaterial one-time adjustment to retained earnings for prior unrecognized excess tax benefits, net of allowance, as shown in the accompanying consolidated statement of stockholders’ equity for the year ended December 31, 2016. Beginning in 2016, any excess tax benefit or tax deficiency from share-based payment vesting or settlement will be recorded as part of a permanent share-based compensation adjustment.

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2016	2015
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$20,979	$21,174
Defined benefit plan	7,665	8,389
Deferred management rights proceeds	69,317	70,483
Federal and State net operating loss carryforwards	51,615	44,932
Tax credits and other carryforwards	819	569
Investment in joint ventures	584	—
Other assets	6,171	7,917

Total deferred tax assets	157,150	153,464
Valuation allowance	(88,653)	(88,309)

Total deferred tax assets, net of valuation allowance	68,497	65,155

DEFERRED TAX LIABILITIES:
Property and equipment, net	67,168	63,289
Goodwill and other intangibles	1,201	1,236
Other liabilities	1,597	1,793

Total deferred tax liabilities	69,966	66,318

Net deferred tax liabilities	$1,469	$1,163

Federal net operating loss carryforwards at December 31, 2016 totaled $83.8 million, resulting in a deferred tax benefit of $29.3 million, which will begin to expire in 2033. Charitable contribution carryforwards at December 31, 2016 totaled $2.2 million, resulting in a deferred tax benefit of $0.8 million, which will begin to expire in 2017. The use of certain federal net operating losses, credits and other deferred tax assets are limited to the Company’s future taxable earnings. As a result, a valuation allowance has been provided for certain federal deferred tax assets. The valuation allowance related to federal deferred tax assets increased (decreased) $0.6 million, $(8.3) million and $4.3 million in 2016, 2015 and 2014, respectively. State net operating loss carryforwards at December 31, 2016 totaled $431.3 million, resulting in a deferred tax benefit of $22.3 million, which will expire between 2017 and 2036. The use of certain state net operating losses, credits and other state deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The valuation allowance related to state deferred tax assets decreased $0.2 million, $1.8 million and $3.5 million in 2016, 2015 and 2014, respectively. Management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

The Company has concluded IRS examinations through the 2010 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2012. However, the Company has state net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company is routinely subject to other various jurisdictional income tax audits; however, there were no outstanding state or local audits at December 31, 2016. The Company has been notified that the 2015 consolidated TRS return has been selected for federal examination.

At December 31, 2016 and 2015, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2016 and 2015, the Company has accrued no interest or penalties related to uncertain tax positions.

12. Commitments and Contingencies

Capital Leases

In the accompanying consolidated balance sheets, the following amounts of assets under capitalized lease agreements are included as shown and the related obligations are included in debt (amounts in thousands):

	2016	2015
Property and equipment	$3,636	$4,367
Prepaid expenses and other assets	130	130
Accumulated depreciation	(2,429)	(2,872)

Net assets under capital leases	$1,337	$1,625

Operating Leases

Rental expense for operating leases was $12.4 million, $12.3 million, and $14.7 million for 2016, 2015 and 2014, respectively.

The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires the Company to make annual base lease payments, which were approximately $4.0 million in 2016. The lease agreement provides for an annual 3% escalation of base rent. The terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual base lease expense of approximately $9.4 million for 2016, 2015, and 2014. This rent included approximately $5.2 million, $5.4 million, and $5.5 million of non-cash expenses during 2016, 2015, and 2014, respectively. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rental expense based upon net revenues associated with the Gaylord Palms operations. The Company recorded $2.2 million, $2.0 million, and $2.0 million of contingent rental expense related to the Gaylord Palms in 2016, 2015, and 2014, respectively.

Future minimum cash lease commitments under all non-cancelable leases in effect at December 31, 2016 are as follows (amounts in thousands):

	Capital	Operating
	Leases	Leases
2017	$46	$4,279
2018	46	4,348
2019	46	4,478
2020	46	4,613
2021	46	4,751
Years thereafter	750	595,538

Total minimum lease payments	980	$618,007

Less amount representing interest	(321)

Total present value of minimum payments	659
Less current portion of obligations	(20)

Long-term obligations	$639

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

At December 31, 2016 and 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in connection with the Company’s non-qualified contributory deferred compensation plan.

The investments held by the Company in connection with its deferred compensation plan consist of money market and mutual funds traded in an active market. The Company determined the fair value of these assets based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.

The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of instruments it holds.

The Company had no liabilities required to be measured at fair value at December 31, 2016 and December 31, 2015. The Company’s assets measured at fair value on a recurring basis at December 31, were as follows (in thousands):

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$22,204	$22,204	$—	$—

Total assets measured at fair value	$22,204	$22,204	$—	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$19,289	$19,289	$—	$—

Total assets measured at fair value	$19,289	$19,289	$—	$—

The remainder of the assets and liabilities held by the Company at December 31, 2016 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 3, in connection with the development of Gaylord National, the Company received a series A Bond and a Series B Bond from Prince George’s County, Maryland which had aggregate carrying values of $82.7 million and $70.2 million, respectively, as of December 31, 2016. The fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximates carrying value as of December 31, 2016. The fair value of the Series B Bond, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the note, which the Company considers as Level 3, was approximately $51 million as of December 31, 2016. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to estimated changes in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired as of December 31, 2016.

The carrying amount of short-term financial instruments (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.

14. Financial Reporting By Business Segments

The Company’s continuing operations are organized into the following principal business segments:

•	Hospitality, which includes Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland, the AC Hotel, and the Company’s investment in the Gaylord Rockies joint venture;

•	Entertainment, which includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, and the Company’s Nashville-based attractions, as well as the Company’s investment in a joint venture associated with a Times Square restaurant and entertainment venue; and

•	Corporate and Other, which includes the Company’s corporate expenses.

The following information (amounts in thousands) is derived directly from the segments’ internal financial reports used for corporate management purposes.

	2016	2015	2014
REVENUES:
Hospitality	$1,039,643	$994,603	$954,166
Entertainment	109,564	97,521	86,825
Corporate and Other	—	—	—

Total revenues	$1,149,207	$1,092,124	$1,040,991

DEPRECIATION AND AMORTIZATION:
Hospitality	$100,186	$105,876	$103,422
Entertainment	7,034	5,747	5,258
Corporate and Other	2,596	2,760	3,598

Total depreciation and amortization	$109,816	$114,383	$112,278

OPERATING INCOME (LOSS):
Hospitality	$217,564	$189,434	$162,535
Entertainment	27,980	24,411	21,752
Corporate and Other	(31,739)	(31,674)	(31,171)
Preopening costs	—	(909)	(11)
Impairment and other charges	—	(19,200)	—

Total operating income	213,805	162,062	153,105

Interest expense, net of amounts capitalized	(63,906)	(63,901)	(61,447)
Interest income	11,500	12,384	12,075
Loss on extinguishment of debt	—	—	(2,148)
Loss from joint ventures	(2,794)	—	—
Other gains and (losses)	4,161	(10,889)	23,400

Income before income taxes	$162,766	$99,656	$124,985

	December 31, 2016	December 31, 2015
IDENTIFIABLE ASSETS:
Hospitality	$2,206,304	$2,141,675
Entertainment	113,441	90,167
Corporate and Other	86,008	99,592

Total identifiable assets	$2,405,753	$2,331,434

The following table represents the capital expenditures by segment for the years ended December 31 (amounts in thousands):

	2016	2015	2014
CAPITAL EXPENDITURES:
Hospitality	$96,372	$65,651	$46,440
Entertainment	20,940	13,477	4,760
Corporate and other	665	687	7,177

Total capital expenditures	$117,977	$79,815	$58,377

15. Quarterly Financial Information (Unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended December 31, 2016 and 2015 (amounts in thousands, except per share data).

The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$261,497	$296,215	$271,720	$319,775
Depreciation and amortization	28,773	26,409	26,706	27,928
Operating income	38,794	66,945	46,567	61,499
Income before income taxes	25,461	52,746	35,415	49,144
(Provision) benefit for income taxes	885	(1,415)	(1,822)	(1,048)
Net income	26,346	51,331	33,593	48,096
Net income available to common stockholders	26,346	51,331	33,593	48,096
Net income per share	0.52	1.01	0.66	0.94
Net income per share — assuming dilution	0.51	1.00	0.66	0.94

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$253,148	$274,036	$252,820	$312,120
Depreciation and amortization	28,570	28,399	28,498	28,916
Operating income	35,890	57,015	32,768	36,389
Income before income taxes	4,853	42,255	22,079	30,469
(Provision) benefit for income taxes	(321)	(866)	4,612	8,430
Net income	4,532	41,389	26,691	38,899
Net income available to common stockholders	4,532	41,389	26,691	38,899
Net income per share	0.09	0.81	0.52	0.76
Net income per share — assuming dilution	0.09	0.80	0.52	0.75

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

16. Information Concerning Guarantor and Non-Guarantor Subsidiaries

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

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,600,288	$397,724	$—	$1,998,012
Cash and cash equivalents - unrestricted	28	1,234	23	57,843	—	59,128
Cash and cash equivalents - restricted	—	—	—	22,062	—	22,062
Notes receivable	—	—	—	152,882	—	152,882
Trade receivables, less allowance	—	—	—	47,818	—	47,818
Investment in Gaylord Rockies joint venture	—	—	—	70,440	—	70,440
Prepaid expenses and other assets	460	42	5	55,407	(503)	55,411
Intercompany receivables, net	—	—	1,640,220	—	(1,640,220)	—
Investments	988,467	2,886,113	546,007	803,618	(5,224,205)	—

Total assets	$988,955	$2,887,389	$3,786,543	$1,607,794	$(6,864,928)	$2,405,753

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,501,895	$—	$659	$—	$1,502,554
Accounts payable and accrued liabilities	740	8,152	11,863	142,940	(490)	163,205
Dividends payable	39,404	—	—	—	—	39,404
Deferred management rights proceeds	—	—	—	180,088	—	180,088
Deferred income tax liabilities, net	828	—	573	68	—	1,469
Other liabilities	—	—	89,989	61,060	(13)	151,036
Intercompany payables, net	579,986	752,852	—	307,382	(1,640,220)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	510	1	1	2,387	(2,389)	510
Additional paid-in-capital	893,102	835,294	2,827,692	1,410,611	(5,073,597)	893,102
Treasury stock	(11,542)	—	—	—	—	(11,542)
Accumulated deficit	(491,805)	(210,805)	856,425	(475,133)	(170,487)	(491,805)
Accumulated other comprehensive loss	(22,268)	—	—	(22,268)	22,268	(22,268)

Total stockholders’ equity	367,997	624,490	3,684,118	915,597	(5,224,205)	367,997

Total liabilities and stockholders’ equity	$988,955	$2,887,389	$3,786,543	$1,607,794	$(6,864,928)	$2,405,753

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2015

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$6,869	$—	$1,622,674	$353,273	$—	$1,982,816
Cash and cash equivalents - unrestricted	23	1,578	158	54,532	—	56,291
Cash and cash equivalents - restricted	—	—	—	22,355	—	22,355
Notes receivable	—	—	—	152,560	—	152,560
Trade receivables, less allowance	—	—	—	55,033	—	55,033
Prepaid expenses and other assets	7,111	—	116,218	57,264	(118,214)	62,379
Intercompany receivables, net	—	—	1,284,587	—	(1,284,587)	—
Investments	976,809	2,795,064	531,628	697,381	(5,000,882)	—

Total assets	$990,812	$2,796,642	$3,555,265	$1,392,398	$(6,403,683)	$2,331,434

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,431,032	$—	$678	$—	$1,431,710
Accounts payable and accrued liabilities	103	8,153	1,390	262,234	(118,497)	153,383
Dividends payable	36,868	—	—	—	—	36,868
Deferred management rights proceeds	—	—	—	183,119	—	183,119
Deferred income tax liabilities, net	1,609	—	599	(1,045)	—	1,163
Other liabilities	—	—	84,746	60,600	283	145,629
Intercompany payables, net	572,670	506,341	—	205,576	(1,284,587)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	513	1	1	2,387	(2,389)	513
Additional paid-in-capital	887,501	996,425	2,812,431	1,213,324	(5,022,180)	887,501
Treasury stock	(10,001)	—	—	—	—	(10,001)
Accumulated deficit	(473,404)	(145,310)	656,098	(509,428)	(1,360)	(473,404)
Accumulated other comprehensive loss	(25,047)	—	—	(25,047)	25,047	(25,047)

Total stockholders’ equity	379,562	851,116	3,468,530	681,236	(5,000,882)	379,562

Total liabilities and stockholders’ equity	$990,812	$2,796,642	$3,555,265	$1,392,398	$(6,403,683)	$2,331,434

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$420,011	$—	$420,011
Food and beverage	—	—	—	477,493	—	477,493
Other hotel revenue	—	—	307,840	157,274	(322,975)	142,139
Entertainment	209	—	—	110,333	(978)	109,564

Total revenues	209	—	307,840	1,165,111	(323,953)	1,149,207
Operating expenses:
Rooms	—	—	—	109,618	—	109,618
Food and beverage	—	—	—	267,307	—	267,307
Other hotel expenses	—	—	43,197	587,908	(308,331)	322,774
Management fees, net	—	—	—	22,194	—	22,194

Total hotel operating expenses	—	—	43,197	987,027	(308,331)	721,893
Entertainment	—	—	—	74,604	(54)	74,550
Corporate	355	1,615	2	27,171	—	29,143
Corporate overhead allocation	8,735	—	6,833	—	(15,568)	—
Depreciation and amortization	156	—	59,076	50,584	—	109,816

Total operating expenses	9,246	1,615	109,108	1,139,386	(323,953)	935,402

Operating income (loss)	(9,037)	(1,615)	198,732	25,725	—	213,805

Interest expense, net of amounts capitalized	—	(63,880)	—	(26)	—	(63,906)
Interest income	28	—	—	11,472	—	11,500
Loss from joint ventures	—	—	—	(2,794)	—	(2,794)
Other gains and (losses), net	—	—	1,868	2,293	—	4,161

Income (loss) before income taxes	(9,009)	(65,495)	200,600	36,670	—	162,766
(Provision) benefit for income taxes	(752)	—	(273)	(2,375)	—	(3,400)
Equity in subsidiaries’ earnings, net	169,127	—	—	—	(169,127)	—

Net income (loss)	$159,366	$(65,495)	$200,327	$34,295	$(169,127)	$159,366

Comprehensive income (loss)	$162,145	$(65,495)	$200,327	$37,074	$(171,906)	$162,145

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2015

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$404,457	$—	$404,457
Food and beverage	—	—	—	461,157	—	461,157
Other hotel revenue	—	—	298,698	145,817	(315,526)	128,989
Entertainment	261	—	—	98,228	(968)	97,521

Total revenues	261	—	298,698	1,109,659	(316,494)	1,092,124
Operating expenses:
Rooms	—	—	—	110,067	—	110,067
Food and beverage	—	—	—	261,580	—	261,580
Other hotel expenses	—	—	43,388	568,830	(299,229)	312,989
Management fees, net	—	—	—	14,657	—	14,657

Total hotel operating expenses	—	—	43,388	955,134	(299,229)	699,293
Entertainment	—	—	—	67,366	(3)	67,363
Corporate	328	1,433	2	27,151	—	28,914
Corporate overhead allocation	9,682	—	7,580	—	(17,262)	—
Preopening costs	—	—	—	909	—	909
Impairment and other charges	—	—	16,310	2,890	—	19,200
Depreciation and amortization	127	—	58,998	55,258	—	114,383

Total operating expenses	10,137	1,433	126,278	1,108,708	(316,494)	930,062

Operating income (loss)	(9,876)	(1,433)	172,420	951	—	162,062

Interest expense, net of amounts capitalized	—	(64,038)	17	120	—	(63,901)
Interest income	—	—	—	12,384	—	12,384
Other gains and (losses), net	(13,346)	—	—	2,457	—	(10,889)

Income (loss) before income taxes	(23,222)	(65,471)	172,437	15,912	—	99,656
(Provision) benefit for income taxes	5,080	—	(222)	6,997	—	11,855
Equity in subsidiaries’ earnings, net	129,653	—	—	—	(129,653)	—

Net income (loss)	$111,511	$(65,471)	$172,215	$22,909	$(129,653)	$111,511

Comprehensive income (loss)	$112,795	$(65,471)	$172,215	$24,193	$(130,937)	$112,795

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2014

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$384,185	$—	$384,185
Food and beverage	—	—	—	437,673	—	437,673
Other hotel revenue	—	—	286,816	151,005	(305,513)	132,308
Entertainment	331	—	—	87,433	(939)	86,825

Total revenues	331	—	286,816	1,060,296	(306,452)	1,040,991
Operating expenses:
Rooms	—	—	—	111,864	—	111,864
Food and beverage	—	—	—	248,358	—	248,358
Other hotel expenses	—	—	44,160	555,131	(287,455)	311,836
Management fees, net	—	—	—	16,151	—	16,151

Total hotel operating expenses	—	—	44,160	931,504	(287,455)	688,209
Entertainment	—	—	—	59,747	68	59,815
Corporate	97	1,189	2	26,285	—	27,573
Corporate overhead allocation	10,561	—	8,504	—	(19,065)	—
Preopening costs	—	—	—	11	—	11
Depreciation and amortization	84	—	59,420	52,774	—	112,278

Total operating expenses	10,742	1,189	112,086	1,070,321	(306,452)	887,886

Operating income (loss)	(10,411)	(1,189)	174,730	(10,025)	—	153,105

Interest expense, net of amounts capitalized	(16,918)	(44,555)	—	26	—	(61,447)
Interest income	—	—	—	12,075	—	12,075
Loss on extinguishment of debt	(2,148)	—	—	—	—	(2,148)
Other gains and (losses), net	21,892	—	—	1,508	—	23,400

Income (loss) before income taxes	(7,585)	(45,744)	174,730	3,584	—	124,985
(Provision) benefit for income taxes	(2,526)	(2)	(210)	4,205	—	1,467
Equity in subsidiaries’ earnings, net	136,563	—	—	—	(136,563)	—

Net income (loss)	$126,452	$(45,746)	$174,520	$7,789	$(136,563)	$126,452

Comprehensive income (loss)	$109,240	$(45,746)	$174,520	$(9,423)	$(119,351)	$109,240

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$171,231	$(66,344)	$31,365	$157,349	$—	$293,601

Purchases of property and equipment	(507)	—	(36,122)	(81,348)	—	(117,977)
Proceeds from sale of Peterson LOI	6,785	—	—	—	—	6,785
Investment in Gaylord Rockies joint venture	—	—	—	(70,141)	—	(70,141)
Decrease in restricted cash and cash equivalents	—	—	—	293	—	293
Other investing activities	—	—	4,622	(2,823)	—	1,799

Net cash provided by (used in) investing activities	6,278	—	(31,500)	(154,019)	—	(179,241)

Net borrowings under credit facility	—	76,000	—	—	—	76,000
Repayments under term loan B	—	(4,000)	—	—	—	(4,000)
Repayment of note payable related to purchase of AC Hotel	—	(6,000)	—	—	—	(6,000)
Repurchase of Company stock for retirement	(24,811)	—	—	—	—	(24,811)
Payment of dividends	(151,160)	—	—	—	—	(151,160)
Proceeds from exercise of stock options	1,702	—	—	—	—	1,702
Payment of tax withholdings for share-based compensation	(3,235)	—	—	—	—	(3,235)
Other financing activities, net	—	—	—	(19)	—	(19)

Net cash provided by (used in) financing activities	(177,504)	66,000	—	(19)	—	(111,523)

Net change in cash and cash equivalents	5	(344)	(135)	3,311	—	2,837
Cash and cash equivalents at beginning of period	23	1,578	158	54,532	—	56,291

Cash and cash equivalents at end of period	$28	$1,234	$23	$57,843	$—	$59,128

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2015

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$277,963	$(104,168)	$5,794	$58,473	$—	$238,062

Purchases of property and equipment	(422)	—	(5,672)	(73,721)	—	(79,815)
Proceeds from sale of Peterson LOI	10,000	—	—	—	—	10,000
Increase in restricted cash and cash equivalents	—	—	—	(4,945)	—	(4,945)
Other investing activities	—	—	—	123	—	123

Net cash provided by (used in) investing activities	9,578	—	(5,672)	(78,543)	—	(74,637)

Net repayments under credit facility	—	(280,100)	—	—	—	(280,100)
Repayments under term loan B	—	(4,000)	—	—	—	(4,000)
Issuance of senior notes	—	400,000	—	—	—	400,000
Repurchase of common stock warrants	(154,681)	—	—	—	—	(154,681)
Deferred financing costs paid	—	(11,155)	—	—	—	(11,155)
Payment of dividends	(131,305)	—	—	—	—	(131,305)
Proceeds from exercise of stock options	1,776	—	—	—	—	1,776
Payment of tax withholdings for share-based compensation	(3,700)	—	—	—	—	(3,700)
Other financing activities, net	—	—	—	(377)	—	(377)

Net cash provided by (used in) financing activities	(287,910)	104,745	—	(377)	—	(183,542)

Net change in cash and cash equivalents	(369)	577	122	(20,447)	—	(20,117)
Cash and cash equivalents at beginning of period	392	1,001	36	74,979	—	76,408

Cash and cash equivalents at end of period	$23	$1,578	$158	$54,532	$—	$56,291

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2014

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$641,606	$(466,285)	$(24)	$76,927	$—	$252,224

Purchases of property and equipment	(6,659)	—	60	(51,778)	—	(58,377)
Purchase of AC Hotel	—	—	—	(21,206)	—	(21,206)
Proceeds from sale of Peterson LOI	9,350	—	—	—	—	9,350
Decrease in restricted cash and cash equivalents	—	—	—	2,759	—	2,759
Other investing activities	—	—	—	8,012	—	8,012

Net cash provided by (used in) investing activities	2,691	—	60	(62,213)	—	(59,462)

Net borrowings under credit facility	—	77,000	—	—	—	77,000
Net borrowing under term loan B	—	398,000	—	—	—	398,000
Repurchase and conversion of convertible notes	(358,710)	—	—	—	—	(358,710)
Repurchase of common stock warrants	(177,423)	—	—	—	—	(177,423)
Deferred financing costs paid	—	(8,428)	—	—	—	(8,428)
Payment of dividends	(109,414)	—	—	—	—	(109,414)
Proceeds from exercise of stock options	6,862	—	—	—	—	6,862
Payment of tax withholdings for share-based compensation	(5,220)	—	—	—	—	(5,220)
Other financing activities, net	—	—	—	(600)	—	(600)

Net cash provided by (used in) financing activities	(643,905)	466,572	—	(600)	—	(177,933)

Net change in cash and cash equivalents	392	287	36	14,114	—	14,829
Cash and cash equivalents at beginning of period	—	714	—	60,865	—	61,579

Cash and cash equivalents at end of period	$392	$1,001	$36	$74,979	$—	$76,408

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2016

(Amounts in thousands)

		Initital Cost to Company			Gross Amount at End of Year
	Encmbr	Land	Bldgs & Impr	Costs Capitalized Subs to Acq	Land	Bldgs & Impr	Total (2)	Acc Depr	Date Acq/ Constr	Depr Life (yrs)
Gaylord Opryland	(1)	$9,817	$77,125	$557,399	$48,087	$596,254	$644,341	$318,015	1983	20-40
Gaylord Palms	(1)	21,564	314,661	50,313	34,421	352,117	386,538	143,294	2002	20-40
Gaylord Texan	(1)	21,235	388,030	78,812	46,406	441,671	488,077	144,661	2004	20-40
Gaylord National	(1)	43,212	840,261	17,514	46,867	854,120	900,987	186,405	2008	20-40
Inn at Opryland	—	2,675	7,248	13,137	2,931	20,129	23,060	7,857	1998	20-40
AC Hotel	—	9,079	17,340	3,655	9,099	20,975	30,074	1,074	2014	20-40
Miscellaneous	—	21,290	16,250	19,024	38,768	17,796	56,564	17,017	N/A	20-40

	—	$128,872	$1,660,915	$739,854	$226,579	$2,303,062	$2,529,641	$818,323

	2016	2015	2014
Investment in real estate:
Balance at beginning of year	$2,510,579	$2,488,361	$2,436,266
Acquisitions	—	—	33,077
Improvements	21,899	22,302	19,150
Disposals	(2,837)	(84)	(132)

Balance at end of year	$2,529,641	$2,510,579	$2,488,361

Accumulated depreciation:
Balance at beginning of year	$754,861	$691,691	$629,292
Depreciation	63,718	63,180	62,492
Disposals	(256)	(10)	(93)

Balance at end of year	$818,323	$754,861	$691,691

(1)	Pledged as collateral under the Company’s credit facility. At December 31, 2016, $384.5 million in borrowings and letters of credit were outstanding under such facility.
(2)	The aggregate cost of properties for federal income tax purposes is approximately $2.4 billion at December 31, 2016.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1†	Purchase Agreement, dated May 30, 2012, by and among the Company, Gaylord Hotels, Inc., Marriott Hotel Services, Inc., and Marriott International, Inc. (including the forms of Management Agreement and Pooling Agreement) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 31, 2012 (File No. 1-13079)).

2.2	Agreement and Plan of Merger by and between Gaylord Entertainment Company and the Company dated as of July 27, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 22, 2012 relating to the Company’s special meeting of stockholders held on September 25, 2012 (File No. 1-13079)).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012 (File No. 1-13079)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012 (File No. 1-13079)).

4.1	Specimen of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 24, 2012 (File No. 1-13079)).

4.2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.

4.3	Indenture, dated as of April 3, 2013, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.00% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 5, 2013 (File No. 1-13079)).

4.4	Form of 5.00% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 5, 2013 (File No. 1-13079)).

4.5	Registration Rights Agreement, dated as of April 3, 2013, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., the Guarantors (as defined therein) and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, U.S. Bancorp Investments, Inc. and Credit Agricole Securities (USA) Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 5, 2013 (File No. 1-13079)).

4.6	Indenture, dated as of April 14, 2015, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 1-13079)).

4.7	Form of 5.00% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 1-13079)).

4.8	Registration Rights Agreement, dated as of April 14, 2015, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., the Guarantors (as defined therein) and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, U.S. Bankcorp Investments, Inc. and Credit Agricole Securities (USA) Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 1-13079)).

10.1	Fourth Amended and Restated Credit Agreement dated as of April 18, 2013, by and among the Company, as a guarantor, RHP Hotel Properties, LP, as the borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2013 (File No. 1-13079)).

10.2	Amendment No. 1 and Joinder Agreement dated as of June 18, 2014, among Ryman Hospitality Properties, Inc., as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent with respect to $400 million term loan B (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2014).

10.3	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of June 5, 2015, among RHP Hotel Properties, LP, Ryman Hospitality Properties, Inc., the Guarantors (as described therein), the Lenders (as described therein) and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 9, 2015 (File No. 1-13079)).

10.4	Amendment No. 3 to Fourth Amended and Restated Credit Agreement, dated as of June 8, 2015, among RHP Hotel Properties, LP, Ryman Hospitality Properties, Inc., the Guarantors (as described therein), the Lenders (as described therein) and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 9, 2015 (File No. 1-13079)).

10.5	Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).

10.6	Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.7	Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.8#	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S-1 (File No. 33-42329)).

10.9#	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).

10.10#	Executive Employment Agreement of Colin V. Reed, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.11#	First Amendment to Executive Employment Agreement of Colin V. Reed, dated December 18, 2008, with Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2008 (File No. 1-13079)).

10.12#	Second Amendment to Executive Employment Agreement, dated September 3, 2010, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.13#	Third Amendment to Executive Employment Agreement, dated as of November 5, 2012, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-13079)).

10.14#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.15#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Michael D. Rose (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.16#	Form of Employment Agreement of Mark Fioravanti, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.17#	Form of Amendment No. 1 to Employment Agreement of Mark Fioravanti (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.18#	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.19#	Third Amendment to Executive Employment Agreement dated as of November 5, 2012, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-13079)).

10.20#	Employment Agreement dated as of February 25, 2008 by and between the Company and Bennett Westbrook.

10.21#	Amendment No. 1 to Employment Agreement dated as of September 3, 2010 by and between Bennett Westbrook (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-13079)).

10.22#	Second Amendment to Employment Agreement dated as of November 5, 2012 by and between the Company and Bennett Westbrook (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.23#	Third Amendment to Employment Agreement dated as of July 1, 2016 by and between the Company and Bennett Westbrook (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-13079)).

10.24#	Severance Agreement dated as of October 21, 2010 between the Company and Patrick Chaffin (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.25#	Severance Agreement dated as of February 25, 2013 between the Company and Scott Lynn (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.26#	Severance Agreement dated as of February 25, 2013 between the Company and Jennifer Hutcheson (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.27#	Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.28*#	Summary of Director and Executive Officer Compensation.

10.29#	Gaylord Entertainment Company Amended and Restated 2006 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders filed with the SEC on April 1, 2011 (File No. 1-13079)).

10.30*#	Amendment dated February 10, 2017 to Amended and Restated 2006 Omnibus Incentive Plan.

10.31#	Form of Restricted Share Award Agreement with respect to restricted stock granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079)).

10.32#	Form of Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079)).

10.33#	Form of Director Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079))

10.34#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079)).

10.35#	Form of Restricted Stock Unit Award Agreement with respect to performance-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2008 (File No. 1-13079)).

10.36#	Form of Restricted Stock Unit Award Agreement with respect to time-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.37#	Form of Restricted Stock Unit Award Agreement with respect to performance-based restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-13079)).

10.38#	Form of 2013 Time-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.39#	Form of 2013 Performance-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.40#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan in lieu of cash retainer fees (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year December 31, 2013 (File No. 1-13079)).

10.41#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan to replace previously deferred cash retainer fees (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.42#	Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2016 (File No. 1-13079)).

10.43*#	Amendment dated February 10, 2017 to Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan.

10.44#	Form of Restricted Stock Unit Award Agreement granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-13079)).

10.45#	Form of Restricted Stock Unit Award Agreement with respect to time-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-13079)).

10.46#	Form of Restricted Stock Unit Award Agreement with respect to performance-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-13079)).

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Ryman Hospitality Property, Inc.’s Annual Form on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
†	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
#	Management contract or compensatory plan or arrangement.