Form 10-Q
period 2017-03-31
Ryman Hospitality Properties, Inc.
filed 2017-05-04
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2017
Common Stock, par value $.01	51,131,190 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2017

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2017	December 31, 2016
ASSETS:
Property and equipment, net of accumulated depreciation	$2,007,773	$1,998,012
Cash and cash equivalents - unrestricted	33,979	59,128
Cash and cash equivalents - restricted	19,204	22,062
Notes receivable	152,604	152,882
Investment in Gaylord Rockies joint venture	87,235	70,440
Trade receivables, less allowance of $581 and $629, respectively	66,834	47,818
Prepaid expenses and other assets	56,179	55,411

Total assets	$2,423,808	$2,405,753

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,536,812	$1,502,554
Accounts payable and accrued liabilities	154,730	163,205
Dividends payable	41,511	39,404
Deferred management rights proceeds	179,330	180,088
Deferred income tax liabilities, net	1,282	1,469
Other liabilities	152,662	151,036
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,100 and 51,017 shares issued and outstanding, respectively	511	510
Additional paid-in capital	891,191	893,102
Treasury stock of 541 shares, at cost	(11,542)	(11,542)
Accumulated deficit	(500,422)	(491,805)
Accumulated other comprehensive loss	(22,257)	(22,268)

Total stockholders’ equity	357,481	367,997

Total liabilities and stockholders’ equity	$2,423,808	$2,405,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Rooms	$103,369	$96,969
Food and beverage	126,169	122,233
Other hotel revenue	24,616	24,989
Entertainment	21,888	17,306

Total revenues	276,042	261,497

Operating expenses:
Rooms	28,028	25,981
Food and beverage	69,157	68,257
Other hotel expenses	74,073	72,688
Management fees, net	5,531	5,337

Total hotel operating expenses	176,789	172,263
Entertainment	16,825	14,696
Corporate	7,515	6,971
Preopening costs	216	—
Depreciation and amortization	27,637	28,773

Total operating expenses	228,982	222,703

Operating income	47,060	38,794
Interest expense	(15,864)	(16,039)
Interest income	2,948	3,143
Loss from joint ventures	(774)	(390)
Other gains and (losses), net	(157)	(47)

Income before income taxes	33,213	25,461

(Provision) benefit for income taxes	(593)	885

Net income	$32,620	$26,346

Basic income per share	$0.64	$0.52

Fully diluted income per share	$0.63	$0.51

Dividends declared per common share	$0.80	$0.75

Comprehensive income, net of taxes	$32,631	$26,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$32,620	$26,346
Amounts to reconcile net income to net cash flows provided by operating activities:
Benefit for deferred income taxes	(187)	(1,461)
Depreciation and amortization	27,637	28,773
Amortization of deferred financing costs	1,263	1,216
Stock-based compensation expense	1,569	1,549
Changes in:
Trade receivables	(19,016)	(6,274)
Accounts payable and accrued liabilities	(8,261)	(668)
Other assets and liabilities	2,696	3,792

Net cash flows provided by operating activities	38,321	53,273

Cash Flows from Investing Activities:
Purchases of property and equipment	(37,710)	(13,240)
Investment in Gaylord Rockies joint venture	(16,309)	(21,523)
Proceeds from sale of Peterson LOI	—	6,785
(Increase) decrease in restricted cash and cash equivalents	2,858	(7,603)
Other investing activities	(2,691)	(1,575)

Net cash flows used in investing activities	(53,852)	(37,156)

Cash Flows from Financing Activities:
Net borrowings under credit facility	33,000	54,000
Repayment of note payable related to purchase of AC Hotel	—	(6,000)
Repurchase of Company stock for retirement	—	(24,811)
Payment of dividends	(38,900)	(36,433)
Payment of tax withholdings for share-based compensation	(3,741)	(2,921)
Other financing activities	23	907

Net cash flows used in financing activities	(9,618)	(15,258)

Net change in cash and cash equivalents	(25,149)	859
Cash and cash equivalents - unrestricted, beginning of period	59,128	56,291

Cash and cash equivalents - unrestricted, end of period	$33,979	$57,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION:

On January 1, 2013, Ryman Hospitality Properties, Inc. (“Ryman”) and its subsidiaries (collectively with Ryman, the “Company”) began operating as a real estate investment trust (“REIT”) for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). The Company’s other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”), the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National. The Company also owns and operates media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; and WSM-AM, the Opry’s radio home.

The condensed consolidated financial statements include the accounts of Ryman and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

The Company conducts its business through an umbrella partnership REIT, in which substantially all of its assets are held by, and all of its operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with its REIT conversion. Ryman is the sole limited partner of the Operating Partnership and currently owns, either directly or indirectly, all of the partnership units of the Operating Partnership. RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10-Q and Ryman’s other reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that requires lessees to put most leases on their balance sheet, but recognize expenses on their income statements in a manner similar to previous accounting. The ASU also eliminates the required use of bright-line tests for determining lease classification. The ASU is effective for the Company in the first quarter of 2019. The Company is currently evaluating the effects of this ASU on its financial statements, and, other than the inclusion of operating leases on the Company’s balance sheet, such effects have not yet been determined. See Note 12 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a further disclosure of the Company’s outstanding leases.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of benefits in the income statement. Under the new guidance, the service cost component of net periodic benefit cost will be presented in the same income statement line item(s) as other employee compensation costs. In addition, the other components of net periodic benefit cost will be presented separately from service cost and outside of operating income. The ASU is effective for the Company in the first quarter of 2018, and this adoption will not have a material impact on the Company’s financial statements.

2. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Weighted average shares outstanding - basic	51,045	51,046
Effect of dilutive stock-based compensation	328	352

Weighted average shares outstanding - diluted	51,373	51,398

3. PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 2017 and December 31, 2016 is recorded at cost and summarized as follows (in thousands):

	March 31,	December 31,
	2017	2016
Land and land improvements	$266,368	$266,053
Buildings	2,405,617	2,398,117
Furniture, fixtures and equipment	617,617	604,876
Construction-in-progress	66,087	50,273

	3,355,689	3,319,319
Accumulated depreciation	(1,347,916)	(1,321,307)

Property and equipment, net	$2,007,773	$1,998,012

4. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, in connection with the development of Gaylord National, the Company is currently holding two issuances of governmental bonds and receives debt service thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity date. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.

During the three months ended March 31, 2017 and 2016, the Company recorded interest income of $2.9 million and $3.1 million, respectively, on these bonds. The Company received payments of $3.2 million and $3.3 million during the three months ended March 31, 2017 and 2016, respectively, relating to these notes receivable. See additional discussion regarding the fair value of these notes receivable in Note 13.

5. INVESTMENT IN GAYLORD ROCKIES JOINT VENTURE:

In March 2016, certain subsidiaries of the Company entered into a series of agreements with affiliates of RIDA Development Corporation (“RIDA”) and Ares Management, L.P. (“Ares”) with respect to an equity investment in the Gaylord Rockies Resort & Convention Center in Aurora, Colorado (“Gaylord Rockies”), which is being developed by RIDA and Ares. The hotel will be managed by Marriott pursuant to a long-term management contract and is expected to consist of a 1,500-room resort hotel with over 485,000 square feet of exhibition, meeting, pre-function and outdoor space. The hotel is expected to be completed in late 2018 and has a total estimated project cost of approximately $800 million.

The Company owns a 35% interest in a limited liability company which will own the real property comprising the hotel for a capital contribution of approximately $86.5 million, of which the final portion was funded in the first quarter of 2017. The Company also owns a 35% interest in a limited liability company which will lease the hotel from the property owner and assume the Marriott management agreement prior to the opening of the hotel.

A subsidiary of the Company is providing designated asset management services on behalf of the hotel during the pre-construction period in exchange for a flat fee and after opening of the hotel in exchange for a fee based on the hotel’s gross revenues on an annual basis.

In connection with the agreements, the Company agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guarantee of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. The Company has also provided a completion guarantee under the construction loan capped at its pro rata share of all costs necessary to complete the project within the time specified in the joint venture’s loan documents. Further, the Company has agreed to a guarantee capped at its pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guarantees related to the construction loan, the Company agreed to provide a guarantee of the mezzanine debt related to the hotel including a payment guarantee capped at $8.75 million for which the Company is only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guarantees and liens. The guarantee related to the mezzanine debt also includes an uncapped completion guarantee and an uncapped guarantee of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guarantees related to the construction loan. As of March 31, 2017, the Company had not recorded any liability in the consolidated balance sheet associated with these guarantees.

6. DEBT:

The Company’s debt and capital lease obligations at March 31, 2017 and December 31, 2016 consisted of (in thousands):

	March 31,	December 31,
	2017	2016
$700 Million Revolving Credit Facility, interest at LIBOR plus 1.60%, maturing June 5, 2019, less unamortized deferred financing costs of $4,736 and $5,267	$411,664	$377,133
$400 Million Term Loan B, interest at LIBOR plus 2.75%, maturing January 15, 2021, less unamortized deferred financing costs of $4,965 and $5,273	384,035	384,727
$350 Million Senior Notes, interest at 5.0%, maturing April 15, 2021, less unamortized deferred financing costs of $4,020 and $4,246	345,980	345,754
$400 Million Senior Notes, interest at 5.0%, maturing April 15, 2023, less unamortized deferred financing costs of $5,521 and $5,719	394,479	394,281
Capital lease obligations	654	659

Total debt	1,536,812	1,502,554
Less amounts due within one year	(20)	(20)

Total long-term debt	$1,536,792	$1,502,534

At March 31, 2017, the Company was in compliance with all of its covenants related to its outstanding debt.

7. DEFERRED MANAGEMENT RIGHTS PROCEEDS:

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

8. STOCK PLANS:

During the three months ended March 31, 2017, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $67.22 per award. There were 0.5 million restricted stock units outstanding at March 31, 2017 and December 31, 2016.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.6 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively.

9. PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Interest cost	$914	$977
Expected return on plan assets	(1,036)	(1,034)
Amortization of net actuarial loss	282	292

Total net periodic pension expense	$160	$235

Net postretirement benefit income reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Interest cost	$26	$30
Amortization of net actuarial loss	57	59
Amortization of prior service credit	(328)	(328)

Total net postretirement benefit income	$(245)	$(239)

10. INCOME TAXES:

The Company elected to be taxed as a REIT effective January 1, 2013, pursuant to the U.S. Internal Revenue Code of 1986, as amended. As a REIT, generally the Company will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that it distributes to its stockholders. The Company will, however, be subject to corporate income taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2013) that result from gains on the sale of certain assets occurring prior to January 1, 2018. In addition, the Company will continue to be required to pay federal and state corporate income taxes on earnings of its taxable REIT subsidiaries (“TRSs”).

For the three months ended March 31, 2017 and 2016, the Company recorded an income tax (provision) benefit of $(0.6) million and $0.9 million, respectively, related to the current period operations of the Company. These results differ from the statutory rate primarily due to the REIT dividends paid deduction and the change in valuation allowance required at the TRSs.

At March 31, 2017 and December 31, 2016, the Company had no unrecognized tax benefits.

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

Previous Stock Repurchase Authorization

During the three months ended March 31, 2016, the Company repurchased 0.5 million shares of its common stock for an aggregate purchase price of $24.8 million, which the Company funded using cash on hand and borrowings under its revolving credit facility. The repurchased stock, which represents the entirety of shares that were repurchased under the authorization, was cancelled by the Company.

Dividends

On February 28, 2017, the Company’s board of directors declared the Company’s first quarter 2017 cash dividend in the amount of $0.80 per share of common stock, or an aggregate of approximately $40.9 million in cash, which was paid on April 14, 2017 to stockholders of record as of the close of business on March 31, 2017.

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

At March 31, 2017 and December 31, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan. These investments consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1. The Company has consistently applied the above valuation techniques in all periods presented and believes it has obtained the most accurate information available for each type of instrument.

The Company had no liabilities required to be measured at fair value at March 31, 2017 and December 31, 2016. The Company’s assets measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, were as follows (in thousands):

		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$23,003	$23,003	$—	$—

Total assets measured at fair value	$23,003	$23,003	$—	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$22,204	$22,204	$—	$—

Total assets measured at fair value	$22,204	$22,204	$—	$—

The remainder of the assets and liabilities held by the Company at March 31, 2017 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 4 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, in connection with the development of Gaylord National, the Company received two bonds (“Series A Bond” and “Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $81.1 million and $71.5 million, respectively, at March 31, 2017. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value at March 31, 2017 and the fair value of the Series B Bond was approximately $53 million at March 31, 2017. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired at March 31, 2017.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Hospitality	$254,154	$244,191
Entertainment	21,888	17,306
Corporate and Other	—	—

Total	$276,042	$261,497

Depreciation and amortization:
Hospitality	$25,178	$26,469
Entertainment	1,908	1,647
Corporate and Other	551	657

Total	$27,637	$28,773

Operating income:
Hospitality	$52,187	$45,459
Entertainment	3,155	963
Corporate and Other	(8,066)	(7,628)
Preopening costs	(216)	—

Total operating income	47,060	38,794
Interest expense	(15,864)	(16,039)
Interest income	2,948	3,143
Loss from joint ventures	(774)	(390)
Other gains and (losses), net	(157)	(47)

Income before income taxes	$33,213	$25,461

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

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2017

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,601,866	$405,907	$—	$2,007,773
Cash and cash equivalents - unrestricted	60	738	1,172	32,009	—	33,979
Cash and cash equivalents - restricted	—	—	—	19,204	—	19,204
Notes receivable	—	—	—	152,604	—	152,604
Investment in Gaylord Rockies joint venture	—	—	—	87,235	—	87,235
Trade receivables, less allowance	—	—	—	66,834	—	66,834
Prepaid expenses and other assets	461	17	6,339	57,250	(7,888)	56,179
Intercompany receivables, net	—	—	1,685,638	—	(1,685,638)	—
Investments	984,288	2,886,114	545,812	803,616	(5,219,830)	—

Total assets	$984,809	$2,886,869	$3,840,827	$1,624,659	$(6,913,356)	$2,423,808

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,536,158	$—	$654	$—	$1,536,812
Accounts payable and accrued liabilities	202	17,594	13,961	130,848	(7,875)	154,730
Dividends payable	41,511	—	—	—	—	41,511
Deferred management rights proceeds	—	—	—	179,330	—	179,330
Deferred income tax liabilities, net	621	—	482	179	—	1,282
Other liabilities	—	—	91,239	61,436	(13)	152,662
Intercompany payables, net	584,994	764,136	—	336,508	(1,685,638)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	511	1	1	2,387	(2,389)	511
Additional paid-in-capital	891,191	796,048	2,827,692	1,410,610	(5,034,350)	891,191
Treasury stock	(11,542)	—	—	—	—	(11,542)
Accumulated deficit	(500,422)	(227,068)	907,452	(475,036)	(205,348)	(500,422)
Accumulated other comprehensive loss	(22,257)	—	—	(22,257)	22,257	(22,257)

Total stockholders’ equity	357,481	568,981	3,735,145	915,704	(5,219,830)	357,481

Total liabilities and stockholders’ equity	$984,809	$2,886,869	$3,840,827	$1,624,659	$(6,913,356)	$2,423,808

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,600,288	$397,724	$—	$1,998,012
Cash and cash equivalents - unrestricted	28	1,234	23	57,843	—	59,128
Cash and cash equivalents - restricted	—	—	—	22,062	—	22,062
Notes receivable	—	—	—	152,882	—	152,882
Investment in Gaylord Rockies joint venture	—	—	—	70,440	—	70,440
Trade receivables, less allowance	—	—	—	47,818	—	47,818
Prepaid expenses and other assets	460	42	5	55,407	(503)	55,411
Intercompany receivables, net	—	—	1,640,220	—	(1,640,220)	—
Investments	988,467	2,886,113	546,007	803,618	(5,224,205)	—

Total assets	$988,955	$2,887,389	$3,786,543	$1,607,794	$(6,864,928)	$2,405,753

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,501,895	$—	$659	$—	$1,502,554
Accounts payable and accrued liabilities	740	8,152	11,863	142,940	(490)	163,205
Dividends payable	39,404	—	—	—	—	39,404
Deferred management rights proceeds	—	—	—	180,088	—	180,088
Deferred income tax liabilities, net	828	—	573	68	—	1,469
Other liabilities	—	—	89,989	61,060	(13)	151,036
Intercompany payables, net	579,986	752,852	—	307,382	(1,640,220)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	510	1	1	2,387	(2,389)	510
Additional paid-in-capital	893,102	835,294	2,827,692	1,410,611	(5,073,597)	893,102
Treasury stock	(11,542)	—	—	—	—	(11,542)
Accumulated deficit	(491,805)	(210,805)	856,425	(475,133)	(170,487)	(491,805)
Accumulated other comprehensive loss	(22,268)	—	—	(22,268)	22,268	(22,268)

Total stockholders’ equity	367,997	624,490	3,684,118	915,597	(5,224,205)	367,997

Total liabilities and stockholders’ equity	$988,955	$2,887,389	$3,786,543	$1,607,794	$(6,864,928)	$2,405,753

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2017

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$103,369	$—	$103,369
Food and beverage	—	—	—	126,169	—	126,169
Other hotel revenue	—	—	79,494	28,433	(83,311)	24,616
Entertainment		—	—	21,912	(24)	21,888

Total revenues	—	—	79,494	279,883	(83,335)	276,042
Operating expenses:
Rooms	—	—	—	28,028	—	28,028
Food and beverage	—	—	—	69,157	—	69,157
Other hotel expenses	—	—	11,947	141,511	(79,385)	74,073
Management fees, net	—	—	—	5,531	—	5,531

Total hotel operating expenses	—	—	11,947	244,227	(79,385)	176,789
Entertainment	—	—	—	16,849	(24)	16,825
Corporate	45	406	1	7,063	—	7,515
Preopening costs	—	—	—	216	—	216
Corporate overhead allocation	2,196	—	1,730	—	(3,926)	—
Depreciation and amortization	—	—	14,807	12,830	—	27,637

Total operating expenses	2,241	406	28,485	281,185	(83,335)	228,982

Operating income (loss)	(2,241)	(406)	51,009	(1,302)	—	47,060

Interest expense	—	(15,857)	—	(7)	—	(15,864)
Interest income	—	—	—	2,948	—	2,948
Loss from joint ventures	—	—	—	(774)	—	(774)
Other gains and (losses), net	—	—	—	(157)	—	(157)

Income (loss) before income taxes	(2,241)	(16,263)	51,009	708	—	33,213
(Provision) benefit for income taxes	—	—	18	(611)	—	(593)
Equity in subsidiaries’ earnings, net	34,861	—	—	—	(34,861)	—

Net income (loss)	$32,620	$(16,263)	$51,027	$97	$(34,861)	$32,620

Comprehensive income (loss)	$32,631	$(16,263)	$51,027	$108	$(34,872)	$32,631

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$96,969	$—	$96,969
Food and beverage	—	—	—	122,233	—	122,233
Other hotel revenue	—	—	78,647	28,714	(82,372)	24,989
Entertainment	89	—	—	17,293	(76)	17,306

Total revenues	89	—	78,647	265,209	(82,448)	261,497
Operating expenses:
Rooms	—	—	—	25,981	—	25,981
Food and beverage	—	—	—	68,257	—	68,257
Other hotel expenses	—	—	10,945	140,282	(78,539)	72,688
Management fees, net	—	—	—	5,337	—	5,337

Total hotel operating expenses	—	—	10,945	239,857	(78,539)	172,263
Entertainment	—	—	—	14,772	(76)	14,696
Corporate	83	374	1	6,513	—	6,971
Corporate overhead allocation	2,167	—	1,666	—	(3,833)	—
Depreciation and amortization	32	—	14,743	13,998	—	28,773

Total operating expenses	2,282	374	27,355	275,140	(82,448)	222,703

Operating income (loss)	(2,193)	(374)	51,292	(9,931)	—	38,794

Interest expense	—	(16,113)	41	33	—	(16,039)
Interest income	28	—	—	3,115	—	3,143
Loss from joint ventures	—	—	—	(390)	—	(390)
Other gains and (losses), net	—	—	—	(47)	—	(47)

Income (loss) before income taxes	(2,165)	(16,487)	51,333	(7,220)	—	25,461
Benefit for income taxes	—	—	7	878	—	885
Equity in subsidiaries’ earnings, net	28,511	—	—	—	(28,511)	—

Net income (loss)	$26,346	$(16,487)	$51,340	$(6,342)	$(28,511)	$26,346

Comprehensive income (loss)	$26,391	$(16,487)	$51,340	$(6,297)	$(28,556)	$26,391

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2017

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$42,645	$(33,496)	$14,345	$14,827	$—	$38,321

Purchases of property and equipment	—	—	(13,196)	(24,514)	—	(37,710)
Investment in Gaylord Rockies joint venture	—	—	—	(16,309)	—	(16,309)
Increase in restricted cash and cash equivalents	—	—	—	2,858	—	2,858
Other investing activities	—	—	—	(2,691)	—	(2,691)

Net cash used in investing activities	—	—	(13,196)	(40,656)	—	(53,852)

Net borrowings under credit facility	—	33,000	—	—	—	33,000
Payment of dividends	(38,900)	—	—	—	—	(38,900)
Payment of tax withholdings for share-based compensation	(3,741)	—	—	—	—	(3,741)
Other financing activities	28	—	—	(5)	—	23

Net cash provided by (used in) financing activities	(42,613)	33,000	—	(5)	—	(9,618)

Net change in cash and cash equivalents	32	(496)	1,149	(25,834)	—	(25,149)
Cash and cash equivalents at beginning of period	28	1,234	23	57,843	—	59,128

Cash and cash equivalents at end of period	$60	$738	$1,172	$32,009	$—	$33,979

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$56,533	$(48,547)	$5,677	$39,610	$—	$53,273

Purchases of property and equipment	(12)	—	(5,175)	(8,053)	—	(13,240)
Investment in Gaylord Rockies joint venture	—	—	—	(21,523)	—	(21,523)
Proceeds from sale of Peterson LOI	6,785	—	—	—	—	6,785
Increase in restricted cash and cash equivalents	—	—	—	(7,603)	—	(7,603)
Other investing activities	—	—	—	(1,575)	—	(1,575)

Net cash provided by (used in) investing activities	6,773	—	(5,175)	(38,754)	—	(37,156)

Net borrowings under credit facility	—	54,000	—	—	—	54,000
Repayment of note payable related to purchase of AC Hotel	—	(6,000)	—	—	—	(6,000)
Repurchase of Company stock for retirement	(24,811)	—	—	—	—	(24,811)
Payment of dividends	(36,433)	—	—	—	—	(36,433)
Payment of tax withholdings for share-based compensation	(2,921)	—	—	—	—	(2,921)
Other financing activities	913	—	—	(6)	—	907

Net cash provided by (used in) financing activities	(63,252)	48,000	—	(6)	—	(15,258)

Net change in cash and cash equivalents	54	(547)	502	850	—	859
Cash and cash equivalents at beginning of period	23	1,578	158	54,532	—	56,291

Cash and cash equivalents at end of period	$77	$1,031	$660	$55,382	$—	$57,150

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

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2016, appearing in our Annual Report on Form 10-K that was filed with the SEC on February 28, 2017.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT for federal income tax purposes; (ii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iii) our announced dividend policy, including the frequency and amount of any dividend we may pay; (iv) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and our investment in the Gaylord Rockies joint venture (defined below); (v) Marriott’s ability to effectively manage our hotels and other properties; (vi) our anticipated capital expenditures; (vii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; and (viii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, the risks and uncertainties associated with economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, the effect of our election to be taxed as a REIT for federal income tax purposes commencing with the year ended December 31, 2013, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness, and those factors described in our Annual Report on Form 10-K for the year ended December 31, 2016 or described from time to time in our other reports filed with the SEC.

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,811 rooms that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”), the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National. We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

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

See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Gaylord Rockies Resort & Convention Center

As further discussed in Note 5 to the condensed consolidated financial statements included herein, in March 2016, certain subsidiaries of the Company entered into a series of agreements with affiliates of RIDA Development Corporation (“RIDA”) and Ares Management, L.P. (“Ares”) with respect to an equity investment in the Gaylord Rockies Resort & Convention Center in Aurora, Colorado (“Gaylord Rockies”), which is being developed by RIDA and Ares. The hotel will be managed by an affiliate of Marriott pursuant to a long-term management contract and is expected to consist of a 1,500-room resort hotel with over 485,000 square feet of exhibition, meeting, pre-function and outdoor space. The hotel is expected to be completed in late 2018 and has a total estimated project cost of approximately $800 million.

We acquired a 35% interest in the project for a capital contribution of approximately $86.5 million, of which the final portion was funded in the first quarter of 2017. The terms of our investment provide that we will have the ability to approve certain major decisions affecting the hotel, including, but not limited to, operating budgets, major capital expenditures, material transactions involving the hotel, and approval of designated hotel senior management. We also have a right of first offer to acquire the remainder of the project and designated rights to participate in any sales process with respect to the project after exercise of our first offer rights.

A subsidiary of the Company is providing designated asset management services on behalf of the hotel during the pre-construction period in exchange for a flat fee, and after opening of the hotel, in exchange for a fee based on the hotel’s gross revenues on an annual basis.

In connection with the agreements, we agreed to provide certain guarantees of the hotel’s construction loan and mezzanine debt. See Note 5 to the condensed consolidated financial statements included herein for additional discussion of these guarantees.

Gaylord Opryland Luxury Waterpark

In January 2017, we announced plans for a proposed $90 million investment to create a luxury indoor/outdoor waterpark adjacent to Gaylord Opryland that is expected to open in 2018. The project includes approximately 111,000 square feet of indoor water attractions and activities over three levels and approximately 106,000 square feet of outdoor water amenities. The project will include areas for adults, children and families, as well as dining options and bars. The project will be funded with cash on hand and borrowings under our credit facility.

Dividend Policy

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. On February 28, 2017, our board of directors declared our first quarter 2017 cash dividend in the amount of $0.80 per share of common stock, or an aggregate of approximately $40.9 million in cash, which was paid on April 14, 2017 to stockholders of record as of the close of business on March 31, 2017. We currently plan to pay a quarterly cash dividend of $0.80 per share of common stock in July 2017, October 2017 and January 2018. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

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

We are interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. As a REIT, we do not view independent, large-scale development of resort and convention hotels a part of our long-term growth strategy.

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. To this end, we have recently announced our involvement in the Opry City Stage, a joint venture to open a four-level entertainment complex in Times Square, as well as a Company-owned, Blake Shelton-themed five-level bar, music venue and event space in Nashville named after the Shelton hit “Ole Red.”

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland, the AC Hotel, and our investment in the Gaylord Rockies joint venture.

•	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, our Nashville attractions, and our investment in the Opry City Stage joint venture.

•	Corporate and Other, consisting of our corporate expenses.

For the three months ended March 31, 2017 and 2016, our total revenues were divided among these business segments as follows:

	Three Months Ended
	March 31,
Segment	2017	2016
Hospitality	92%	93%
Entertainment	8%	7%
Corporate and Other	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months ended March 31, 2017 and 2016. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

		Unaudited
	Three Months Ended March 31,
	2017	%	2016	%
Income Statement Data:
REVENUES:
Rooms	$103,369	37.4%	$96,969	37.1%
Food and beverage	126,169	45.7%	122,233	46.7%
Other hotel revenue	24,616	8.9%	24,989	9.6%
Entertainment	21,888	7.9%	17,306	6.6%

Total revenues	276,042	100.0%	261,497	100.0%

OPERATING EXPENSES:
Rooms	28,028	10.2%	25,981	9.9%
Food and beverage	69,157	25.1%	68,257	26.1%
Other hotel expenses	74,073	26.8%	72,688	27.8%
Hotel management fees, net	5,531	2.0%	5,337	2.0%
Entertainment	16,825	6.1%	14,696	5.6%
Corporate	7,515	2.7%	6,971	2.7%
Preopening costs	216	0.1%	—	0.0%
Depreciation and amortization:
Hospitality	25,178	9.1%	26,469	10.1%
Entertainment	1,908	0.7%	1,647	0.6%
Corporate and Other	551	0.2%	657	0.3%

Total depreciation and amortization	27,637	10.0%	28,773	11.0%

Total operating expenses	228,982	83.0%	222,703	85.2%

OPERATING INCOME:
Hospitality	52,187	20.5%	45,459	18.6%
Entertainment	3,155	14.4%	963	5.6%
Corporate and Other	(8,066)	(A)	(7,628)	(A)
Preopening costs	(216)	(A)	—	(A)

Total operating income	47,060	17.0%	38,794	14.8%
Interest expense	(15,864)	(A)	(16,039)	(A)
Interest income	2,948	(A)	3,143	(A)
Loss from joint ventures	(774)	(A)	(390)	(A)
Other gains and (losses), net	(157)	(A)	(47)	(A)
(Provision) benefit for income taxes	(593)	(A)	885	(A)

Net income	$32,620	(A)	$26,346	(A)

(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months ended March 31, 2017 and 2016 (in thousands, except percentages and per share data):

	Three Months Ended
	March 31,
	2017	2016	% Change
Total revenues	$276,042	$261,497	5.6%
Total operating expenses	228,982	222,703	2.8%
Operating income	47,060	38,794	21.3%
Net income	32,620	26,346	23.8%
Net income per share - fully diluted	0.63	0.51	23.5%

Total Revenues

The increase in our total revenues for the three months ended March 31, 2017, as compared to the same period in 2016, is attributable to increases in our Hospitality segment and Entertainment segment revenues for the 2017 period of $10.0 million and $4.6 million, respectively, as discussed more fully below. Total Hospitality revenues in the three months ended March 31, 2017 include $2.8 million in attrition and cancellation fee collections, a decrease of $0.6 million from the 2016 period.

Total Operating Expenses

The increase in our total operating expenses for the three months ended March 31, 2017, as compared to the same period in 2016, is primarily the result of an increase in our Hospitality segment and Entertainment segment expenses of $4.5 million and $2.1 million, respectively, as discussed more fully below.

Net Income

Our net income of $32.6 million for the three months ended March 31, 2017, as compared to net income of $26.3 million for the same period in 2016, was due to the changes in our revenues and operating expenses reflected above, as well as a provision for income taxes of $0.6 million during the 2017 period, as compared to a benefit for income taxes of $0.9 million in the 2016 period, as described more fully below.

Factors and Trends Contributing to Performance

The most important factors and trends contributing to our performance during the three months ended March 31, 2017 described herein were:

•	Increased occupancy and outside-the-room spending at Gaylord National during the 2017 period, as compared to the 2016 period. The increase in occupancy (an increase of 9.2 points of occupancy) is primarily the result of an increase in groups. The increase in outside-the-room spending (an increase of 18.3%) is primarily attributable to an increase in banquets, including inauguration-related banquets.

•	Increased occupancy and outside-the-room spending at Gaylord Texan during the 2017 period, as compared to the 2016 period. The increase in occupancy (an increase of 6.6 points of occupancy) is primarily the result of an increase in groups. The increase in outside-the-room spending (an increase of 3.6%) is primarily attributable to an increase in both banquets and food and beverage outlet revenues, as well as increased collection of attrition and cancellation fee payments.

•	Increased net definite group room nights booked (an increase of 21.5%) during the 2017 period, as compared to the 2016 period.

•	Increased revenue for our Entertainment segment (an increase of 26.5%) during the 2017 period, as compared to the 2016 period, due primarily to increased shows, attendance and ancillary business, such as tours and retail, at the Grand Ole Opry and Ryman Auditorium, and increased revenues at the Wildhorse Saloon, due primarily to increased business attributable to the achieved benefits of a 2016 renovation.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2017 and 2016 (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
	2017	2016	% Change
Revenues:
Rooms	$103,369	$96,969	6.6%
Food and beverage	126,169	122,233	3.2%
Other hotel revenue	24,616	24,989	-1.5%

Total hospitality revenue	254,154	244,191	4.1%
Hospitality operating expenses:
Rooms	28,028	25,981	7.9%
Food and beverage	69,157	68,257	1.3%
Other hotel expenses	74,073	72,688	1.9%
Management fees, net	5,531	5,337	3.6%
Depreciation and amortization	25,178	26,469	-4.9%

Total Hospitality operating expenses	201,967	198,732	1.6%

Hospitality operating income (1)	$52,187	$45,459	14.8%

Hospitality performance metrics:
Occupancy	72.7%	70.2%	3.6%
ADR	$190.33	$183.21	3.9%
RevPAR (2)	$138.28	$128.54	7.6%
Total RevPAR (3)	$339.99	$323.69	5.0%
Net Definite Group Room Nights Booked	387,724	319,015	21.5%

(1)	Hospitality segment operating income does not include the effect of $0.1 million of preopening costs in the 2017 period. See discussion of preopening costs below.
(2)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(3)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The increase in total Hospitality segment revenue in the three months ended March 31, 2017, as compared to the same period in 2016, is primarily due to increases of $8.3 million and $3.1 million at Gaylord National and Gaylord Texan, respectively, partially offset by a decrease at Gaylord Palms of $1.6 million, as discussed below.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended
	March 31,
	2017	2016
Group	79%	78%
Transient	21%	22%

Rooms operating expenses increased in the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to increases at Gaylord National and Gaylord Texan, as described below.

The increase in food and beverage operating expenses in the three months ended March 31, 2017, as compared to the same period in 2016, is primarily attributable to increases at Gaylord National and Gaylord Texan, partially offset by a decrease at Gaylord Opryland, as described below.

Other hotel expenses for the three months ended March 31, 2017 and 2016 consist of the following (in thousands):

	Three Months Ended
	March 31,
	2017	2016	% Change
Administrative employment costs	$27,198	$26,698	1.9%
Utilities	6,360	6,496	-2.1%
Property taxes	9,163	7,601	20.5%
Other	31,352	31,893	-1.7%

Total other hotel expenses	$74,073	$72,688	1.9%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased slightly during the three months ended March 31, 2017, as compared to the same period in 2016. Utility costs decreased slightly during the three months ended March 31, 2017, as compared to the same period in 2016. Property taxes increased during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to increases at Gaylord Opryland and Gaylord Texan due to anticipated increased property valuations from upcoming re-appraisals. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, decreased during the three months ended March 31, 2017, as compared to the same period in 2016, primarily as a result of various decreases at Gaylord Palms and Gaylord Texan.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. In the three months ended March 31, 2017 and 2016, we incurred $5.1 million and $4.9 million, respectively, related to base management fees for our Hospitality segment and $1.2 million related to incentive management fees for our Hospitality segment for each respective period. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 7 to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense decreased in the three months ended March 31, 2017, as compared to the same period in 2016, primarily as a result of a decrease at Gaylord National, as described below.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2017 and 2016.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2017 and 2016 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
	2017	2016	% Change
Revenues:
Rooms	$31,500	$31,101	1.3%
Food and beverage	34,756	36,134	-3.8%
Other hotel revenue	8,706	8,405	3.6%

Total revenue	74,962	75,640	-0.9%
Operating expenses:
Rooms	7,947	7,811	1.7%
Food and beverage	18,578	20,208	-8.1%
Other hotel expenses	22,893	21,661	5.7%
Management fees, net	1,806	1,870	-3.4%
Depreciation and amortization	8,097	7,541	7.4%

Total operating expenses	59,321	59,091	0.4%
Performance metrics:
Occupancy	68.4%	71.5%	-4.3%
ADR	$177.30	$165.88	6.9%
RevPAR	$121.19	$118.59	2.2%
Total RevPAR	$288.40	$288.41	0.0%

Rooms revenue and RevPAR increased at Gaylord Opryland during the three months ended March 31, 2017, as compared to the same period in 2016, as the result of an increase in ADR for both group and transient rates which offset a decrease in occupancy. Rooms revenue and RevPAR were negatively impacted during the 2017 period by a rooms renovation project, which resulted in approximately 18,250 room nights out of service. The rooms renovation project is expected to be completed in September 2017. Rooms expenses increased during the 2017 period, as compared to the same period in 2016, as decreased variable costs associated with the decrease in occupancy were offset by non-capitalized costs associated with the rooms renovation project.

The decrease in food and beverage revenue at Gaylord Opryland during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to decreased banquet revenues attributable to the decline in group occupancy. Food and beverage expenses decreased in the 2017 period, as compared to the same period in 2016, due to decreased variable costs associated with the decrease in revenue.

Other revenue increased slightly at Gaylord Opryland during the three months ended March 31, 2017, as compared to the same period in 2016. Other hotel expenses increased in the 2017 period, as compared to the same period in 2016, primarily due to an increase in property tax expense as a result of anticipated increased property valuations from an upcoming re-appraisal.

Depreciation and amortization increased at Gaylord Opryland during the three months ended March 31, 2017, as compared to the same period in 2016, primarily as a result of a 2016 rooms renovation that resulted in increased depreciable asset levels in 2017.

Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2017 and 2016 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
	2017	2016	% Change
Revenues:
Rooms	$21,058	$20,350	3.5%
Food and beverage	28,497	29,727	-4.1%
Other hotel revenue	4,642	5,682	-18.3%

Total revenue	54,197	55,759	-2.8%
Operating expenses:
Rooms	4,507	4,207	7.1%
Food and beverage	14,258	14,413	-1.1%
Other hotel expenses	16,294	16,390	-0.6%
Management fees, net	1,229	1,162	5.8%
Depreciation and amortization	4,795	4,708	1.8%

Total operating expenses	41,083	40,880	0.5%
Performance metrics:
Occupancy	79.8%	81.8%	-2.4%
ADR	$206.97	$194.37	6.5%
RevPAR	$165.24	$159.05	3.9%
Total RevPAR	$425.27	$435.80	-2.4%

Rooms revenue and RevPAR increased at Gaylord Palms during the three months ended March 31, 2017, as compared to the same period in 2016, due to an increase in ADR for both group and transient rates, partially offset by a decrease in group occupancy. Rooms expenses increased during the 2017 period, as compared to the same period in 2016, as decreased variable costs associated with the decrease in occupancy were offset by increased commission costs.

Food and beverage revenue decreased at Gaylord Palms during the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to a decrease in banquets. Food and beverage expenses decreased in the 2017 period, as compared to the same period in 2016, primarily as a result of a decrease in variable costs associated with the decrease in revenue.

Other revenue at Gaylord Palms decreased during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to decreased collection of attrition and cancellation fees. Other hotel expenses decreased slightly in the 2017 period, as compared to the same period in 2016.

Depreciation and amortization increased slightly at Gaylord Palms during the three months ended March 31, 2017, as compared to the same period in 2016.

Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2017 and 2016 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
	2017	2016	% Change
Revenues:
Rooms	$20,437	$18,617	9.8%
Food and beverage	30,566	29,503	3.6%
Other hotel revenue	5,742	5,551	3.4%

Total revenue	56,745	53,671	5.7%
Operating expenses:
Rooms	4,398	3,904	12.7%
Food and beverage	15,309	14,646	4.5%
Other hotel expenses	14,799	14,494	2.1%
Management fees, net	1,239	1,274	-2.7%
Depreciation and amortization	5,110	5,004	2.1%

Total operating expenses	40,855	39,322	3.9%
Performance metrics:
Occupancy	79.6%	73.0%	9.0%
ADR	$188.86	$185.47	1.8%
RevPAR	$150.29	$135.39	11.0%
Total RevPAR	$417.28	$390.33	6.9%

Rooms revenue and RevPAR increased at Gaylord Texan during the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to increased occupancy due to an increase in group rooms and increased ADR for both group and transient rates. Rooms expenses increased during the 2017 period, as compared to the same period in 2016, primarily due to increased variable expenses associated with the increase in occupancy.

Food and beverage revenue increased at Gaylord Texan during the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to increases in both banquets and food and beverage outlet revenue. Food and beverage expenses increased in the 2017 period, as compared to the same period in 2016, primarily due to an increase in variable costs associated with the increase in revenue.

Other revenue at Gaylord Texan increased during the three months ended March 31, 2017, as compared to the same period in 2016, primarily as a result of an increase in attrition and cancellation fee collections. Other hotel expenses increased in the 2017 period, as compared to the same period in 2016, due primarily to increased property tax expense as a result of anticipated increased property valuations from an upcoming re-appraisal.

Depreciation and amortization increased slightly at Gaylord Texan during the three months ended March 31, 2017, as compared to the same period in 2016.

Gaylord National Results. The results of Gaylord National for the three months ended March 31, 2017 and 2016 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
	2017	2016	% Change
Revenues:
Rooms	$25,676	$23,067	11.3%
Food and beverage	31,318	25,840	21.2%
Other hotel revenue	5,463	5,248	4.1%

Total revenue	62,457	54,155	15.3%
Operating expenses:
Rooms	9,872	8,994	9.8%
Food and beverage	20,177	18,195	10.9%
Other hotel expenses	18,099	18,290	-1.0%
Management fees, net	1,029	867	18.7%
Depreciation and amortization	6,516	8,566	-23.9%

Total operating expenses	55,693	54,912	1.4%
Performance metrics:
Occupancy	69.7%	60.5%	15.2%
ADR	$205.20	$210.06	-2.3%
RevPAR	$142.93	$127.00	12.5%
Total RevPAR	$347.68	$298.15	16.6%

Rooms revenue and RevPAR increased at Gaylord National during the three months ended March 31, 2017, as compared to the same period in 2016, due to an increase in occupancy for groups, partially offset by a decrease in ADR for groups. The increase in group occupancy in 2017, as compared to 2016, was partially attributed to a large winter storm during the first quarter of 2016 that caused a decrease in 2016 occupancy. Rooms expenses at Gaylord National increased during the 2017 period, as compared to the same period in 2016, primarily due to the increase in variable costs associated with the increase in occupancy.

Food and beverage revenue increased at Gaylord National during the three months ended March 31, 2017, as compared to the same period in 2016, primarily as a result of an increase in banquets, including inauguration-related banquets. Food and beverage expenses increased in the 2017 period, as compared to the same period in 2016, primarily due to increased variable costs associated with the increase in revenue.

Other revenue increased during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to an increase in ancillary revenue, such as parking and resort fees, associated with the increase in occupancy, partially offset by a decrease in attrition and cancellation fee collections. Other hotel expenses decreased slightly in the 2017 period, as compared to the same period in 2016.

Depreciation and amortization at Gaylord National decreased during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to a portion of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2008 becoming fully depreciated during 2016.

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended
	March 31,
	2017	2016	% Change
Revenues	$21,888	$17,306	26.5%
Operating expenses	16,825	14,696	14.5%
Depreciation and amortization	1,908	1,647	15.8%

Operating income (1)	$3,155	$963	227.6%

(1)	Entertainment segment operating income does not include the effect of $0.2 million of preopening costs in the 2017 period. See discussion of preopening costs below.

Entertainment segment revenue increased during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to increases at the Grand Ole Opry and Ryman Auditorium, due to increased shows and attendance and increased ancillary business such as tours and retail, and the Wildhorse Saloon, due primarily to increased business attributable to the achieved benefits of a 2016 renovation.

Entertainment operating expenses increased during the three months ended March 31, 2017, as compared to the same period in 2016, primarily as a result of increased compensation and consulting costs.

Entertainment depreciation expense increased in the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to an increase at the Wildhorse Saloon associated with increased depreciable asset levels as a result of the 2016 renovation.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended
	March 31,
	2017	2016	% Change
Operating expenses	$7,515	$6,971	7.8%
Depreciation and amortization	551	657	-16.1%

Operating loss	$(8,066)	$(7,628)	5.7%

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, increased in the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to increased administrative and employment costs associated with supporting our growth initiatives within our Hospitality and Entertainment segments.

Corporate and Other depreciation and amortization expense decreased modestly in the three months ended March 31, 2017, as compared with the same period in 2016.

Operating Results – Preopening Costs

Preopening costs during the three months ended March 31, 2017, include costs associated with a riverfront ballroom at Gaylord National, which is expected to open in the second quarter of 2017, and costs associated with our various Entertainment segment projects.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended
	March 31,
	2017	2016	% Change
Interest expense	$(15,864)	$(16,039)	-1.1%
Interest income	2,948	3,143	-6.2%
Loss from joint ventures	(774)	(390)	-98.5%
Other gains and (losses), net	(157)	(47)	-234.0%
(Provision) benefit for income taxes	(593)	885	-167.0%

Interest Expense

Interest expense decreased $0.2 million during the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to increased capitalized interest in the current year, partially offset by increased interest expense associated with our credit facility due to increased borrowings.

Cash interest expense increased $0.9 million to $15.8 million in the three months ended March 31, 2017, as compared to the same period in 2016. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, decreased $1.1 million to $0.1 million in the 2017 period, as compared to the same period in 2016.

Our weighted average interest rate on our borrowings was 4.4% and 4.3% for the three months ended March 31, 2017 and 2016, respectively.

Interest Income

Interest income for the three months ended March 31, 2017 and 2016 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

Loss from Joint Ventures

The loss from joint ventures for the three months ended March 31, 2017 primarily represents amounts related to joint ventures that we entered into related to Opry City Stage in Times Square in New York City and the investment in Gaylord Rockies. Opry City Stage is anticipated to open in third quarter 2017, and Gaylord Rockies is anticipated to open in late 2018.

Other Gains and (Losses), net

Other gains and (losses), net for the three months ended March 31, 2017 and 2016 represents various miscellaneous items.

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

For the three months ended March 31, 2017 and 2016, we recorded an income tax (provision) benefit of $(0.6) million and $0.9 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction and the change in valuation allowance required at the TRSs.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the three months ended March 31, 2017, our net cash flows provided by operating activities were $38.3 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $62.9 million, partially offset by unfavorable changes in working capital of approximately $24.6 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties, as well as a decrease in accounts payable and accrued liabilities primarily attributable to the payment of liabilities associated with our Christmas-related and incentive compensation programs.

During the three months ended March 31, 2016, our net cash flows provided by operating activities were $53.3 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $56.4 million, partially offset by unfavorable changes in working capital of approximately $3.2 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties.

Cash Flows From Investing Activities. During the three months ended March 31, 2017, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $37.7 million, and our investment of $16.3 million in the Gaylord Rockies joint venture. Purchases of property, plant and equipment consisted primarily of the renovation of a portion of the guest rooms at Gaylord Opryland, the expansion of the guest rooms and convention space at Gaylord Texan, a freestanding event ballroom and an expanded event space at Gaylord National, and ongoing maintenance capital expenditures for our existing properties.

During the three months ended March 31, 2016, our primary uses of funds for investing activities were our investment of $21.5 million in the Gaylord Rockies joint venture, purchases of property and equipment, which totaled $13.2 million, and an increase in restricted cash and cash equivalents associated with the furniture, fixtures, and equipment (“FF&E”) reserve that we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us. These uses of cash were partially offset by the receipt of $6.8 million in proceeds related to the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National

Harbor, Maryland. Purchases of property, plant and equipment consisted primarily of an expansion of the resort pool at Gaylord Texan, the renovation of a portion of the guest rooms and Gaylord Opryland, and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt and the repayment of long-term debt. During the three months ended March 31, 2017, our net cash flows used in financing activities were approximately $9.6 million, primarily reflecting the payment of $38.9 million in cash dividends, partially offset by $33.0 million in net borrowings under our credit facility.

During the three months ended March 31, 2016, our net cash flows used in financing activities were approximately $15.3 million, primarily reflecting the payment of $36.4 million in cash dividends and the payment of $24.8 million to repurchase and retire 0.5 million shares of our common stock, partially offset by $54.0 million in net borrowings under our credit facility.

Liquidity

At March 31, 2017, we had $34.0 million in unrestricted cash and $281.5 million available for borrowing under our credit facility. During the three months ended March 31, 2017, we net borrowed $33.0 million under our credit facility, paid cash dividends of $38.9 million, incurred capital expenditures of $37.7 million and invested $16.3 million in the Gaylord Rockies joint venture. These net outflows were partially offset by cash flows from operating activities discussed above, resulting in the decrease in our cash balance from December 31, 2016 to March 31, 2017.

We currently plan to pay a quarterly cash dividend of $0.80 per share in July 2017, October 2017 and January 2018, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2017 by spending between $200 million and $230 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, the expansion of the guest rooms and convention space at Gaylord Texan, a rooms renovation project at Gaylord Opryland, and the commencement of our luxury indoor/outdoor waterpark at Gaylord Opryland.

In May 2017, we intend to refinance our current $400 million senior secured term loan B (the “term loan B”). The term loan B is expected to increase to a $500.0 million facility, with maturity extending to 2024, and borrowings will bear interest at LIBOR plus 2.25%. We also intend to refinance our existing $700.0 million senior secured revolving credit facility (the “revolving credit facility”), extending the maturity to 2021, and to add a new $200 million term loan A (the “term loan A”) that will mature in 2022. The revolving credit facility and term loan A are expected to bear interest based on a leverage-based pricing grid ranging from LIBOR plus 1.50% to LIBOR plus 2.40%. The net proceeds from these transactions, when and if completed, will be used to reduce borrowings under the revolving credit facility. The transactions are subject to customary conditions, and there can be no assurance that the foregoing will be achieved.

We believe that our cash on hand and cash from operations will be adequate to fund our general short-term commitments, as well as: (i) normal operating expenses, (ii) interest expense on long-term debt obligations, (iii) capital lease and operating lease obligations, and (iv) declared dividends. If our existing cash and cash from operations were inadequate to fund such items, as well as capital expenditures, we could draw on our credit facility, subject to the satisfaction of covenants in the credit facility.

Our outstanding principal debt agreements at March 31, 2017 are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to their scheduled maturity date.

At March 31, 2017, we were in compliance with all covenants related to our outstanding debt.

Principal Debt Agreements

Credit Facility. The Company’s Fourth Amended and Restated Credit Agreement (the “Credit Facility”) consists of the revolving credit facility and the term loan B, which is discussed below. The maturity date of the revolving credit facility is June 5, 2019 and the Credit Facility provides for two additional six-month extension options, at our election. Interest on our borrowings under the revolving credit facility is payable quarterly, in arrears, for base rate-based loans and at the end of each interest rate period for LIBOR-based loans, and is based on our consolidated funded indebtedness to total asset value ratio (as defined in the Credit Facility). The effective interest rate at March 31, 2017 was LIBOR plus 1.60%. Principal is payable in full at maturity. There is an unused commitment fee of 0.2% to 0.3% per year of the average unused portion of the revolving credit facility.

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

At March 31, 2017, $416.4 million of borrowings were outstanding under the Credit Facility, and the lending banks had issued $2.1 million of letters of credit under the facility, which left $281.5 million of availability under the Credit Facility (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”) and $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”)).

$400 Million Term Loan Facility. In 2014, we amended the Credit Facility such that we added the $400.0 million term loan B to the Credit Facility. The term loan B has a maturity date of January 15, 2021 and borrowings bear interest at an annual rate of LIBOR plus an adjustable margin, subject to a LIBOR floor of 0.75%. At March 31, 2017, the interest rate on the term loan B was LIBOR plus 2.75% and $389.0 million remained outstanding. The term loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $400.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Facility), an additional principal amount is required. We have not been required to make additional principal payments under the Excess Cash Flow requirement as of March 31, 2017. Amounts borrowed under the term loan B that are repaid or prepaid may not be reborrowed. At closing, we drew down on the term loan B in full.

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

$350 Million 5% Senior Notes. In 2013, the Operating Partnership and Finco completed the private placement of $350.0 million in aggregate principal amount of senior notes due 2021, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Facility. The $350 Million 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $350 Million 5% Senior Notes have a maturity date of April 15, 2021 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The $350 Million 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness and senior in right of payment to future subordinated indebtedness, if any. The $350 Million 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $350 Million 5% Senior Notes will be effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $350 Million 5% Senior Notes.

The $350 Million 5% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 102.50%, 101.25%, and 100.00% beginning on April 15 of 2017, 2018, and 2019, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

In connection with the issuance of the $350 Million 5% Senior Notes, we completed a registered offer to exchange the $350 Million 5% Senior Notes for registered notes with substantially identical terms as the $350 Million 5% Senior Notes in November 2013.

$400 Million 5% Senior Notes. In 2015, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of senior notes due 2023. The $400 Million 5% Senior Notes are general unsecured senior obligations of the Company’s issuing subsidiaries and are guaranteed by the Company and its subsidiaries that guarantee the Credit Facility. The $400 Million 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $400 Million 5% Senior Notes have a maturity date of April 15, 2023 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The $400 Million 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $350 Million 5% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 5% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 5% Senior Notes.

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

Off-Balance Sheet Arrangements

As described in Note 5 to our condensed consolidated financial statements included herein, we have invested in a joint venture that will build and subsequently own Gaylord Rockies. In connection with this investment, we agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guaranty of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. We have also provided a completion guarantee under the construction loan capped at our pro rata share of all costs necessary to complete the project within the time specified in the senior loan documents. Further, we have agreed to a guaranty capped at our pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guaranties related to the construction loan, we agreed to provide a guaranty of the mezzanine debt related to the hotel including a payment guaranty capped at $8.75 million for which we are only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guaranties and liens. The guaranty related to the mezzanine debt also includes an uncapped completion guaranty and an uncapped guaranty of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guaranties related to the construction loan. As of March 31, 2017, we have not recorded any liability in the condensed consolidated balance sheet associated with these guarantees.

In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Credit Facility had issued $2.1 million of letters of credit at March 31, 2017. Except as set forth in these paragraphs, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2017, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$1,555,400	$—	$416,400	$739,000	$400,000
Capital leases	654	20	42	46	546
Operating leases (2)	616,894	4,253	8,893	9,434	594,314
Construction commitments (3)	18,054	18,054	—	—	—

Total contractual obligations	$2,191,002	$22,327	$425,335	$748,480	$994,860

(1)	Long-term debt commitments do not include approximately $269.5 million in interest payments projected to be due in future years (less than 1 year – $63.0 million; 1-3 years – $116.3 million; 3-5 years – $69.4 million; more than 5 years – $20.8 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at March 31, 2017 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the interest we paid during the fiscal years 2016, 2015 and 2014.
(2)	Total operating lease commitments of $616.9 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(3)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is 5.0% of the respective property’s total annual revenue. At March 31, 2017, $18.1 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

Due to the uncertainty with respect to the timing of future cash payments associated with our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan, we cannot make reasonably certain estimates of the period of cash settlement. Therefore, these obligations have been excluded from the contractual obligations table above. See Note 8 and Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion related to these obligations.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, stock-based compensation, depreciation and amortization, income taxes, pension and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no newly identified critical accounting policies in the first three months of 2017 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under the revolving credit portion of our Credit Facility bear interest at an annual rate of LIBOR plus 1.60%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $416.4 million in borrowings outstanding under the revolving credit portion of our Credit Facility at March 31, 2017 would increase by approximately $4.2 million.

Borrowings outstanding under our $400 million term loan B currently bear interest at an annual rate of LIBOR plus 2.75%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $389.0 million in borrowings outstanding under our $400 million term loan B at March 31, 2017 would increase by approximately $3.9 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at March 31, 2017. As a result, the interest rate market risk implicit in these investments at March 31, 2017, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At March 31, 2017, the value of the investments in the pension fund was $67.6 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.8 million.

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

There have been no material changes in our “Risk Factors” as previously set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: May 4, 2017	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.