Form 10-Q
period 2017-06-30
Ryman Hospitality Properties, Inc.
filed 2017-08-08
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2017
Common Stock, par value $.01	51,189,513 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2017

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited) — June 30, 2017 and December 31, 2016	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) — For the Three Months and Six Months Ended June 30, 2017 and 2016	4

Condensed Consolidated Statements of Cash Flows (Unaudited) — For the Six Months Ended June 30, 2017 and 2016	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	47

Item 4. Controls and Procedures.	47

Part II - Other Information

Item 1. Legal Proceedings.	48

Item 1A. Risk Factors.	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	48

Item 3. Defaults Upon Senior Securities.	48

Item 4. Mine Safety Disclosures.	48

Item 5. Other Information.	48

Item 6. Exhibits.	48

SIGNATURES	49

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2017	December 31, 2016
ASSETS:
Property and equipment, net of accumulated depreciation	$2,023,907	$1,998,012
Cash and cash equivalents - unrestricted	49,610	59,128
Cash and cash equivalents - restricted	15,175	22,062
Notes receivable	155,535	152,882
Investment in Gaylord Rockies joint venture	87,716	70,440
Trade receivables, less allowance of $574 and $629, respectively	65,576	47,818
Prepaid expenses and other assets	58,255	55,411

Total assets	$2,455,774	$2,405,753

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,560,667	$1,502,554
Accounts payable and accrued liabilities	153,785	163,205
Dividends payable	41,712	39,404
Deferred management rights proceeds	178,572	180,088
Deferred income tax liabilities, net	1,340	1,469
Other liabilities	154,368	151,036
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,188 and 51,017 shares issued and outstanding, respectively	512	510
Additional paid-in capital	892,979	893,102
Treasury stock of 541 shares, at cost	(11,542)	(11,542)
Accumulated deficit	(494,396)	(491,805)
Accumulated other comprehensive loss	(22,223)	(22,268)

Total stockholders’ equity	365,330	367,997

Total liabilities and stockholders’ equity	$2,455,774	$2,405,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rooms	$110,674	$111,331	$214,043	$208,300
Food and beverage	128,441	127,217	254,610	249,450
Other hotel revenue	24,258	23,781	48,874	48,770
Entertainment	35,405	33,886	57,293	51,192

Total revenues	298,778	296,215	574,820	557,712
Operating expenses:
Rooms	28,359	28,140	56,387	54,121
Food and beverage	68,285	67,998	137,442	136,255
Other hotel expenses	73,388	73,491	147,461	146,179
Management fees, net	6,178	5,501	11,709	10,838

Total hotel operating expenses	176,210	175,130	352,999	347,393
Entertainment	22,113	20,834	38,938	35,530
Corporate	7,589	6,897	15,104	13,868
Preopening costs	494	—	710	—
Depreciation and amortization	27,679	26,409	55,316	55,182

Total operating expenses	234,085	229,270	463,067	451,973

Operating income	64,693	66,945	111,753	105,739
Interest expense	(17,155)	(16,016)	(33,019)	(32,055)
Interest income	2,969	3,008	5,917	6,151
Loss from joint ventures	(943)	(1,058)	(1,717)	(1,448)
Other gains and (losses), net	(1,373)	(133)	(1,530)	(180)

Income before income taxes	48,191	52,746	81,404	78,207
Provision for income taxes	(899)	(1,415)	(1,492)	(530)

Net income	$47,292	$51,331	$79,912	$77,677

Basic income per share	$0.92	$1.01	$1.56	$1.52

Fully diluted income per share	$0.92	$1.00	$1.56	$1.51

Dividends declared per common share	$0.80	$0.75	$1.60	$1.50

Comprehensive income, net of taxes	$47,326	$51,334	$79,957	$77,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$79,912	$77,677
Amounts to reconcile net income to net cash flows provided by operating activities:
Benefit for deferred income taxes	(129)	(598)
Depreciation and amortization	55,316	55,182
Amortization of deferred financing costs	2,567	2,432
Write-off of deferred financing costs	925	—
Stock-based compensation expense	3,213	3,062
Changes in:
Trade receivables	(17,758)	2,465
Accounts payable and accrued liabilities	(11,390)	(16,638)
Other assets and liabilities	1,252	3,320

Net cash flows provided by operating activities	113,908	126,902

Cash Flows from Investing Activities:
Purchases of property and equipment	(79,472)	(55,878)
Investment in Gaylord Rockies joint venture	(16,309)	(31,944)
Proceeds from sale of Peterson LOI	—	6,785
(Increase) decrease in restricted cash and cash equivalents	6,887	(7,611)
Other investing activities	(5,623)	(1,900)

Net cash flows used in investing activities	(94,517)	(90,548)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	(241,900)	67,500
Borrowings under term loan A	200,000	—
Borrowings under term loan B	500,000	—
Repayments under term loan B	(391,250)	(2,000)
Deferred financing costs paid	(12,220)	—
Repayment of note payable related to purchase of AC Hotel	—	(6,000)
Repurchase of Company stock for retirement	—	(24,811)
Payment of dividends	(79,788)	(74,648)
Payment of tax withholdings for share-based compensation	(3,769)	(3,087)
Other financing activities	18	1,133

Net cash flows used in financing activities	(28,909)	(41,913)

Net change in cash and cash equivalents	(9,518)	(5,559)
Cash and cash equivalents - unrestricted, beginning of period	59,128	56,291

Cash and cash equivalents - unrestricted, end of period	$49,610	$50,732

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

Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” the core principle of which is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, companies will need to use more judgment and make more estimates than under today’s guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for the Company in the first quarter of 2018, and the Company plans to adopt this standard at that time using the modified retrospective approach. During 2016, the Company formed a project implementation team which formulated a project timeline under which this new standard is being evaluated. To date, the Company has completed a revenue stream scoping process and is evaluating how the new ASU will impact the amount and timing of the various revenue streams recorded in its financial statements. While the Company is still assessing the various impacts in conjunction with Marriott, due to the short-term, day-to-day nature of the Company’s hotel revenues, the pattern of revenue recognition is not expected to change significantly.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” which will change how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The ASU is effective for the Company in the first quarter of 2020. The Company is currently evaluating the effects of this ASU on its financial statements, and such effects have not yet been determined.

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

2. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average shares outstanding - basic	51,154	50,977	51,100	51,011
Effect of dilutive stock-based compensation	180	244	216	285

Weighted average shares outstanding - diluted	51,334	51,221	51,316	51,296

3. PROPERTY AND EQUIPMENT:

Property and equipment at June 30, 2017 and December 31, 2016 is recorded at cost and summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Land and land improvements	$266,390	$266,053
Buildings	2,431,201	2,398,117
Furniture, fixtures and equipment	630,796	604,876
Construction-in-progress	70,630	50,273

	3,399,017	3,319,319
Accumulated depreciation	(1,375,110)	(1,321,307)

Property and equipment, net	$2,023,907	$1,998,012

In June 2017, the Company entered into an agreement with the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (the “Board”) to implement a tax abatement plan related to Gaylord Opryland. The tax abatement plan provides for the capping of real property taxes for a period of eight years by legally transferring title to the Gaylord Opryland real property to the Board. The Board financed the acquisition of the Gaylord Opryland real property by issuing a $650 million industrial revenue bond to the Company. The Board then leased this property back to the Company. The Company is obligated to make lease payments equal to the debt service on the industrial revenue bond. No cash was exchanged and no cash will be exchanged in connection with the Company’s lease payments under the lease. The tax abatement period extends through the term of the lease, which coincides with the nine-year maturity of the bond. At any time, the Company has the option to repurchase the real property at a de minimis amount.

Due to the form of these transactions, the Company has not recorded the bond or the lease obligation associated with the sale lease-back transaction, and the cost of the Gaylord Opryland real property remains recorded on the balance sheet and is being depreciated over its estimated useful life.

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

During the three months ended June 30, 2017 and 2016, the Company recorded interest income of $2.9 million and $3.0 million, respectively, on these bonds. During the six months ended June 30, 2017 and 2016, the Company recorded interest income of $5.9 million and $6.1 million, respectively, on these bonds. The Company received payments of $3.2 million and $3.3 million during the six months ended June 30, 2017 and 2016, respectively, relating to these notes receivable. See additional discussion regarding the fair value of these notes receivable in Note 13.

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

The Company owns a 35% interest in a limited liability company that owns the real property comprising the hotel, which the Company purchased for a capital contribution of approximately $86.5 million, of which the final portion was funded in the first quarter of 2017. The Company also owns a 35% interest in a limited liability company which will lease the hotel from the property owner and assume the Marriott management agreement prior to the opening of the hotel.

A subsidiary of the Company is providing designated asset management services on behalf of the hotel during the pre-construction period in exchange for a flat fee and after opening of the hotel in exchange for a fee based on the hotel’s gross revenues on an annual basis.

In connection with the agreements, the Company agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guarantee of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. The Company has also provided a completion guarantee under the construction loan capped at its pro rata share of all costs necessary to complete the project within the time specified in the joint venture’s loan documents. Further, the Company has agreed to a guarantee capped at its pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guarantees related to the construction loan, the Company agreed to provide a guarantee of the mezzanine debt related to the hotel including a payment guarantee capped at $8.75 million for which the Company is only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guarantees and liens. The guarantee related to the mezzanine debt also includes an uncapped completion guarantee and an uncapped guarantee of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guarantees related to the construction loan. As of June 30, 2017, the Company had not recorded any liability in the consolidated balance sheet associated with these guarantees.

6. DEBT:

The Company’s debt and capital lease obligations at June 30, 2017 and December 31, 2016 consisted of (in thousands):

	June 30, 2017	December 31, 2016
$700 Million Revolving Credit Facility, terms as set forth below, less unamortized deferred financing costs of $10,286 and $5,267	$130,214	$377,133
$200 Million Term Loan A, terms as set forth below, less unamortized deferred financing costs of $1,718 and $0	198,282	—
$500 Million Term Loan B, terms as set forth below, less unamortized deferred financing costs of $8,112 and $0	490,638	—
$400 Million Term Loan B, interest at LIBOR plus 2.75%, originally maturing January 15, 2021, less unamortized deferred financing costs of $0 and $5,273	—	384,727
$350 Million Senior Notes, interest at 5.0%, maturing April 15, 2021, less unamortized deferred financing costs of $3,793 and $4,246	346,207	345,754
$400 Million Senior Notes, interest at 5.0%, maturing April 15, 2023, less unamortized deferred financing costs of $5,324 and $5,719	394,676	394,281
Capital lease obligations	650	659

Total debt	$1,560,667	$1,502,554

The majority of amounts due within one year consist of the amortization payments for the Term Loan B of 1.0% of the original principal balance, as described below.

At June 30, 2017, the Company was in compliance with all of its covenants related to its outstanding debt.

On May 11, 2017, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, which amends and restates the Company’s existing credit facility. In addition, on May 23, 2017, the Company entered into an Amendment No. 1 (the “Amendment”) to the Amended Credit Agreement among the same parties. As amended, the Company’s credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a new $200.0 million senior secured term loan A (the “Term Loan A”), and an increased $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below.

Each of the Revolver, Term Loan A and Term Loan B is guaranteed by the Company, each of the four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries. Each is secured by (i) a first mortgage lien on the real property of each of the Gaylord Hotels properties, (ii) pledges of equity interests in the Company’s subsidiaries that own the Gaylord Hotels properties, (iii) the personal property of the Company, the Operating Partnership and the subsidiaries that guarantee the Amended Credit Agreement and (iv) all proceeds and products from the Company’s Gaylord Hotels properties. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event one of the Gaylord Hotel properties is sold).

In addition, each of the Revolver, Term Loan A and Term Loan B contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.

If an event of default shall occur and be continuing under the Amended Credit Agreement, the commitments under the Amended Credit Agreement may be terminated and the principal amount outstanding under the Amended Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

$700 Million Revolving Credit Facility

Pursuant to the Amendment, the Company extended the maturity of the Revolver to May 23, 2021. Borrowings under the Revolver bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus the applicable margin ranging from 1.55% to 2.40%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Amended Credit Agreement) or (ii) a base rate as set in the Amended Credit Agreement. At June 30, 2017, the interest rate on the Revolver is LIBOR plus 1.60%. No additional amounts were borrowed under the Revolver at closing.

$200 Million Term Loan A

The Amendment also provides for the Term Loan A, which has a maturity date of May 23, 2022. Borrowings under the Term Loan A bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus the applicable margin ranging from 1.50% to 2.35%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Amended Credit Agreement) or (ii) a base rate as set in the Amended Credit Agreement. At June 30, 2017, the interest rate on the Term Loan A was LIBOR plus 1.55%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At closing, the Company drew down on the Term Loan A in full and proceeds were used to pay down a portion of the Revolver.

$500 Million Term Loan B

Pursuant to the Amended Credit Agreement, the Company increased its original $400 million term loan B facility to a $500 million term loan B facility and extended the maturity to May 11, 2024. Borrowings under the Term Loan B bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus 2.25% or (ii) a base rate as set in the Amended Credit Agreement. At June 30, 2017, the interest rate on the Term Loan B was LIBOR plus 2.25%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, the Company drew down on the Term Loan B in full. Net proceeds, after the repayment of the original $400 million term loan B and certain transaction expenses payable at closing, were approximately $114.3 million and were used to pay down a portion of the Revolver.

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

8. STOCK PLANS:

During the six months ended June 30, 2017, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $66.65 per award. There were 0.4 million and 0.5 million restricted stock units outstanding at June 30, 2017 and December 31, 2016, respectively.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.6 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, and $3.2 million and $3.1 million for the six months ended June 30, 2017 and 2016, respectively.

9. PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$901	$953	$1,815	$1,930
Expected return on plan assets	(1,011)	(1,006)	(2,047)	(2,040)
Amortization of net actuarial loss	297	322	579	614

Total net periodic pension expense	$187	$269	$347	$504

Net postretirement benefit income reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$28	$30	$54	$60
Amortization of net actuarial loss	66	62	123	121
Amortization of prior service credit	(329)	(329)	(657)	(657)

Total net postretirement benefit income	$(235)	$(237)	$(480)	$(476)

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

The Company recorded an income tax provision of $0.9 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively, and $1.5 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively, related to the current period operations of the Company. These results differ from the statutory rate primarily due to the REIT dividends paid deduction and the change in valuation allowance required at the TRSs.

At June 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits.

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

On June 9, 2017, the Company’s board of directors declared the Company’s second quarter 2017 cash dividend in the amount of $0.80 per share of common stock, or an aggregate of approximately $41.0 million in cash, which was paid on July 14, 2017 to stockholders of record as of the close of business on June 19, 2017.

Previous Stock Repurchase Authorization

During the six months ended June 30, 2016, the Company repurchased 0.5 million shares of its common stock for an aggregate purchase price of $24.8 million, which the Company funded using cash on hand and borrowings under its previous revolving credit facility. The repurchased stock, which represents the entirety of shares that were repurchased under the authorization, was cancelled by the Company. The share repurchase program authorization expired as of December 31, 2016, terminating the program.

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

At June 30, 2017 and December 31, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan. These investments consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1. The Company has consistently applied the above valuation techniques in all periods presented and believes it has obtained the most accurate information available for each type of instrument.

The Company had no liabilities required to be measured at fair value at June 30, 2017 and December 31, 2016. The Company’s assets measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, were as follows (in thousands):

	June 30, 2017	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$23,841	$23,841	$—	$—

Total assets measured at fair value	$23,841	$23,841	$—	$—

	December 31, 2016	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$22,204	$22,204	$—	$—

Total assets measured at fair value	$22,204	$22,204	$—	$—

The remainder of the assets and liabilities held by the Company at June 30, 2017 are not required to be recorded at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 4 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, in connection with the development of Gaylord National, the Company received two bonds (“Series A Bond” and “Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $82.7 million and $72.8 million, respectively, at June 30, 2017. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value at June 30, 2017 and the fair value of the Series B Bond was approximately $54 million at June 30, 2017. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired at June 30, 2017.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Hospitality	$263,373	$262,329	$517,527	$506,520
Entertainment	35,405	33,886	57,293	51,192
Corporate and Other	—	—	—	—

Total	$298,778	$296,215	$574,820	$557,712

Depreciation and amortization:
Hospitality	$25,547	$24,181	$50,725	$50,650
Entertainment	1,592	1,561	3,500	3,208
Corporate and Other	540	667	1,091	1,324

Total	$27,679	$26,409	$55,316	$55,182

Operating income:
Hospitality	$61,616	$63,018	$113,803	$108,477
Entertainment	11,700	11,491	14,855	12,454
Corporate and Other	(8,129)	(7,564)	(16,195)	(15,192)
Preopening costs	(494)	—	(710)	—

Total operating income	64,693	66,945	111,753	105,739
Interest expense	(17,155)	(16,016)	(33,019)	(32,055)
Interest income	2,969	3,008	5,917	6,151
Loss from joint ventures	(943)	(1,058)	(1,717)	(1,448)
Other gains and (losses), net	(1,373)	(133)	(1,530)	(180)

Income before income taxes	$48,191	$52,746	$81,404	$78,207

15. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

The $350 Million 5% Senior Notes and the $400 Million 5% Senior Notes were each issued by the Operating Partnership and Finco and are guaranteed on a senior unsecured basis by the Company, each of the Company’s four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which guarantees the Operating Partnership’s Amended Credit Agreement (such subsidiary guarantors, together with the Company, the “Guarantors”). The subsidiary Guarantors are 100% owned, and the guarantees are full and unconditional and joint and several. Not all of the Company’s subsidiaries have guaranteed the Company’s $350 Million 5% Senior Notes and the $400 Million 5% Senior Notes.

The following condensed consolidating financial information includes certain allocations of expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2017

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,611,238	$412,669	$—	$2,023,907
Cash and cash equivalents - unrestricted	80	487	27	49,016	—	49,610
Cash and cash equivalents - restricted	—	—	—	15,175	—	15,175
Notes receivable	—	—	—	155,535	—	155,535
Investment in Gaylord Rockies joint venture	—	—	—	87,716	—	87,716
Trade receivables, less allowance	—	—	—	65,576	—	65,576
Prepaid expenses and other assets	411	—	1	57,485	358	58,255
Intercompany receivables, net	—	—	1,639,304	—	(1,639,304)	—
Investments	992,991	2,886,114	647,452	768,525	(5,295,082)	—

Total assets	$993,482	$2,886,601	$3,898,022	$1,611,697	$(6,934,028)	$2,455,774

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,560,018	$—	$649	$—	$1,560,667
Accounts payable and accrued liabilities	331	11,011	14,368	127,704	371	153,785
Dividends payable	41,712	—	—	—	—	41,712
Deferred management rights proceeds	—	—	—	178,572	—	178,572
Deferred income tax liabilities, net	415	—	460	465	—	1,340
Other liabilities	—	—	92,518	61,863	(13)	154,368
Intercompany payables, net	585,694	805,242	—	248,368	(1,639,304)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	512	1	1	2,387	(2,389)	512
Additional paid-in-capital	892,979	754,942	2,831,499	1,473,557	(5,059,998)	892,979
Treasury stock	(11,542)	—	—	—	—	(11,542)
Accumulated deficit	(494,396)	(244,613)	959,176	(459,645)	(254,918)	(494,396)
Accumulated other comprehensive loss	(22,223)	—	—	(22,223)	22,223	(22,223)

Total stockholders’ equity	365,330	510,330	3,790,676	994,076	(5,295,082)	365,330

Total liabilities and stockholders’ equity	$993,482	$2,886,601	$3,898,022	$1,611,697	$(6,934,028)	$2,455,774

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2016

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,600,288	$397,724	$—	$1,998,012
Cash and cash equivalents - unrestricted	28	1,234	23	57,843	—	59,128
Cash and cash equivalents - restricted	—	—	—	22,062	—	22,062
Notes receivable	—	—	—	152,882	—	152,882
Investment in Gaylord Rockies joint venture	—	—	—	70,440	—	70,440
Trade receivables, less allowance	—	—	—	47,818	—	47,818
Prepaid expenses and other assets	460	42	5	55,407	(503)	55,411
Intercompany receivables, net	—	—	1,640,220	—	(1,640,220)	—
Investments	988,467	2,886,113	546,007	803,618	(5,224,205)	—

Total assets	$988,955	$2,887,389	$3,786,543	$1,607,794	$(6,864,928)	$2,405,753

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,501,895	$—	$659	$—	$1,502,554
Accounts payable and accrued liabilities	740	8,152	11,863	142,940	(490)	163,205
Dividends payable	39,404	—	—	—	—	39,404
Deferred management rights proceeds	—	—	—	180,088	—	180,088
Deferred income tax liabilities, net	828	—	573	68	—	1,469
Other liabilities	—	—	89,989	61,060	(13)	151,036
Intercompany payables, net	579,986	752,852	—	307,382	(1,640,220)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	510	1	1	2,387	(2,389)	510
Additional paid-in-capital	893,102	835,294	2,827,692	1,410,611	(5,073,597)	893,102
Treasury stock	(11,542)	—	—	—	—	(11,542)
Accumulated deficit	(491,805)	(210,805)	856,425	(475,133)	(170,487)	(491,805)
Accumulated other comprehensive loss	(22,268)	—	—	(22,268)	22,268	(22,268)

Total stockholders’ equity	367,997	624,490	3,684,118	915,597	(5,224,205)	367,997

Total liabilities and stockholders’ equity	$988,955	$2,887,389	$3,786,543	$1,607,794	$(6,864,928)	$2,405,753

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2017

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$110,674	$—	$110,674
Food and beverage	—	—	—	128,441	—	128,441
Other hotel revenue	—	—	78,827	28,144	(82,713)	24,258
Entertainment		—	—	35,405	—	35,405

Total revenues	—	—	78,827	302,664	(82,713)	298,778
Operating expenses:
Rooms	—	—	—	28,359	—	28,359
Food and beverage	—	—	—	68,285	—	68,285
Other hotel expenses	—	—	10,409	141,699	(78,720)	73,388
Management fees, net	—	—	—	6,178	—	6,178

Total hotel operating expenses	—	—	10,409	244,521	(78,720)	176,210
Entertainment	—	—	—	22,112	1	22,113
Corporate	45	396	1	7,147	—	7,589
Preopening costs	—	—	—	494	—	494
Corporate overhead allocation	2,233	—	1,761	—	(3,994)	—
Depreciation and amortization	—	—	14,877	12,802	—	27,679

Total operating expenses	2,278	396	27,048	287,076	(82,713)	234,085

Operating income (loss)	(2,278)	(396)	51,779	15,588	—	64,693

Interest expense	—	(17,149)	—	(6)	—	(17,155)
Interest income	—	—	—	2,969	—	2,969
Loss from joint ventures	—	—	—	(943)	—	(943)
Other gains and (losses), net	—	—	—	(1,373)	—	(1,373)

Income (loss) before income taxes	(2,278)	(17,545)	51,779	16,235	—	48,191
Provision for income taxes	—	—	(55)	(844)	—	(899)
Equity in subsidiaries’ earnings, net	49,570	—	—	—	(49,570)	—

Net income (loss)	$47,292	$(17,545)	$51,724	$15,391	$(49,570)	$47,292

Comprehensive income (loss)	$47,326	$(17,545)	$51,724	$15,425	$(49,604)	$47,326

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2016

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$111,331	$—	$111,331
Food and beverage	—	—	—	127,217	—	127,217
Other hotel revenue	—	—	77,689	27,745	(81,653)	23,781
Entertainment	59	—	—	33,873	(46)	33,886

Total revenues	59	—	77,689	300,166	(81,699)	296,215
Operating expenses:
Rooms	—	—	—	28,140	—	28,140
Food and beverage	—	—	—	67,998	—	67,998
Other hotel expenses	—	—	10,944	140,127	(77,580)	73,491
Management fees, net	—	—	—	5,501	—	5,501

Total hotel operating expenses	—	—	10,944	241,766	(77,580)	175,130
Entertainment	—	—	—	20,880	(46)	20,834
Corporate	111	433	1	6,352	—	6,897
Corporate overhead allocation	2,303	—	1,770	—	(4,073)	—
Depreciation and amortization	48	—	14,755	11,606	—	26,409

Total operating expenses	2,462	433	27,470	280,604	(81,699)	229,270

Operating income (loss)	(2,403)	(433)	50,219	19,562	—	66,945

Interest expense	—	(16,339)	94	229	—	(16,016)
Interest income	—	—	—	3,008	—	3,008
Loss from joint ventures	—	—	—	(1,058)	—	(1,058)
Other gains and (losses), net	—	—	(87)	(46)	—	(133)

Income (loss) before income taxes	(2,403)	(16,772)	50,226	21,695	—	52,746
Benefit for income taxes	—	—	(97)	(1,318)	—	(1,415)
Equity in subsidiaries’ earnings, net	53,734	—	—	—	(53,734)	—

Net income (loss)	$51,331	$(16,772)	$50,129	$20,377	$(53,734)	$51,331

Comprehensive income (loss)	$51,334	$(16,772)	$50,129	$20,380	$(53,737)	$51,334

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2017

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$214,043	$—	$214,043
Food and beverage	—	—	—	254,610	—	254,610
Other hotel revenue	—	—	158,321	56,577	(166,024)	48,874
Entertainment	—	—	—	57,317	(24)	57,293

Total revenues	—	—	158,321	582,547	(166,048)	574,820
Operating expenses:
Rooms	—	—	—	56,387	—	56,387
Food and beverage	—	—	—	137,442	—	137,442
Other hotel expenses	—	—	22,356	283,210	(158,105)	147,461
Management fees, net	—	—	—	11,709	—	11,709

Total hotel operating expenses	—	—	22,356	488,748	(158,105)	352,999
Entertainment	—	—	—	38,961	(23)	38,938
Corporate	90	802	2	14,210	—	15,104
Preopening costs	—	—	—	710	—	710
Corporate overhead allocation	4,429	—	3,491	—	(7,920)	—
Depreciation and amortization	—	—	29,684	25,632	—	55,316

Total operating expenses	4,519	802	55,533	568,261	(166,048)	463,067

Operating income (loss)	(4,519)	(802)	102,788	14,286	—	111,753

Interest expense	—	(33,006)	—	(13)	—	(33,019)
Interest income	—	—	—	5,917	—	5,917
Loss from joint ventures	—	—	—	(1,717)	—	(1,717)
Other gains and (losses), net	—	—	—	(1,530)	—	(1,530)

Income (loss) before income taxes	(4,519)	(33,808)	102,788	16,943	—	81,404
Provision for income taxes	—	—	(37)	(1,455)	—	(1,492)
Equity in subsidiaries’ earnings, net	84,431	—	—	—	(84,431)	—

Net income (loss)	$79,912	$(33,808)	$102,751	$15,488	$(84,431)	$79,912

Comprehensive income (loss)	$79,957	$(33,808)	$102,751	$15,533	$(84,476)	$79,957

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2016

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$208,300	$—	$208,300
Food and beverage	—	—	—	249,450	—	249,450
Other hotel revenue	—	—	156,336	56,459	(164,025)	48,770
Entertainment	148	—	—	51,166	(122)	51,192

Total revenues	148	—	156,336	565,375	(164,147)	557,712
Operating expenses:
Rooms	—	—	—	54,121	—	54,121
Food and beverage	—	—	—	136,255	—	136,255
Other hotel expenses	—	—	21,889	280,409	(156,119)	146,179
Management fees, net	—	—	—	10,838	—	10,838

Total hotel operating expenses	—	—	21,889	481,623	(156,119)	347,393
Entertainment	—	—	—	35,652	(122)	35,530
Corporate	194	807	2	12,865	—	13,868
Corporate overhead allocation	4,470	—	3,436	—	(7,906)	—
Depreciation and amortization	80	—	29,498	25,604	—	55,182

Total operating expenses	4,744	807	54,825	555,744	(164,147)	451,973

Operating income (loss)	(4,596)	(807)	101,511	9,631	—	105,739

Interest expense	—	(32,452)	135	262	—	(32,055)
Interest income	28	—	—	6,123	—	6,151
Loss from joint ventures	—	—	—	(1,448)	—	(1,448)
Other gains and (losses), net	—	—	(87)	(93)	—	(180)

Income (loss) before income taxes	(4,568)	(33,259)	101,559	14,475	—	78,207
Benefit for income taxes	—	—	(90)	(440)	—	(530)
Equity in subsidiaries’ earnings, net	82,245	—	—	—	(82,245)	—

Net income (loss)	$77,677	$(33,259)	$101,469	$14,035	$(82,245)	$77,677

Comprehensive income (loss)	$77,725	$(33,259)	$101,469	$14,083	$(82,293)	$77,725

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2017

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$83,581	$(55,377)	$35,875	$49,829	$—	$113,908

Purchases of property and equipment	—	—	(35,871)	(43,601)	—	(79,472)
Investment in Gaylord Rockies joint venture	—	—	—	(16,309)	—	(16,309)
Increase in restricted cash and cash equivalents	—	—	—	6,887	—	6,887
Other investing activities	—	—	—	(5,623)	—	(5,623)

Net cash used in investing activities	—	—	(35,871)	(58,646)	—	(94,517)

Net repayments under revolving credit facility	—	(241,900)	—	—	—	(241,900)
Borrowings under term loan A	—	200,000	—	—	—	200,000
Borrowings under term loan B	—	500,000	—	—	—	500,000
Repayments under term loan B	—	(391,250)	—	—	—	(391,250)
Deferred financing costs paid	—	(12,220)	—	—	—	(12,220)
Payment of dividends	(79,788)	—	—	—	—	(79,788)
Payment of tax withholdings for share-based compensation	(3,769)	—	—	—	—	(3,769)
Other financing activities	28	—	—	(10)	—	18

Net cash provided by (used in) financing activities	(83,529)	54,630	—	(10)	—	(28,909)

Net change in cash and cash equivalents	52	(747)	4	(8,827)	—	(9,518)
Cash and cash equivalents at beginning of period	28	1,234	23	57,843	—	59,128

Cash and cash equivalents at end of period	$80	$487	$27	$49,016	$—	$49,610

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2016

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$102,768	$(60,725)	$12,326	$72,533	$—	$126,902

Purchases of property and equipment	(8,105)	—	(12,497)	(35,276)	—	(55,878)
Investment in Gaylord Rockies joint venture	—	—	—	(31,944)	—	(31,944)
Proceeds from sale of Peterson LOI	6,785	—	—	—	—	6,785
Increase in restricted cash and cash equivalents	—	—	—	(7,611)	—	(7,611)
Other investing activities	—	—	28	(1,928)	—	(1,900)

Net cash provided by (used in) investing activities	(1,320)	—	(12,469)	(76,759)	—	(90,548)

Net repayments under revolving credit facility	—	67,500	—	—	—	67,500
Net borrowings under term loan B	—	(2,000)	—	—	—	(2,000)
Repayment of note payable related to purchase of AC Hotel	—	(6,000)	—	—	—	(6,000)
Repurchase of Company stock for retirement	(24,811)	—	—	—	—	(24,811)
Payment of dividends	(74,648)	—	—	—	—	(74,648)
Payment of tax withholdings for share-based compensation	(3,087)	—	—	—	—	(3,087)
Other financing activities	1,142	—	—	(9)	—	1,133

Net cash provided by (used in) financing activities	(101,404)	59,500	—	(9)	—	(41,913)

Net change in cash and cash equivalents	44	(1,225)	(143)	(4,235)	—	(5,559)
Cash and cash equivalents at beginning of period	23	1,578	158	54,532	—	56,291

Cash and cash equivalents at end of period	$67	$353	$15	$50,297	$—	$50,732

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT for federal income tax purposes; (ii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iii) our announced dividend policy, including the frequency and amount of any dividend we may pay; (iv) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and our investment in the Gaylord Rockies joint venture (defined below); (v) Marriott’s ability to effectively manage our hotels and other properties; (vi) our anticipated capital expenditures and investments; (vii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; and (viii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

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

Gaylord Opryland Luxury Waterpark

In January 2017, we announced plans for a proposed $90 million investment to create a luxury indoor/outdoor waterpark adjacent to Gaylord Opryland that is expected to open in 2018. The project includes approximately 111,000 square feet of indoor water attractions and activities over three levels and approximately 106,000 square feet of outdoor water amenities. The project will include areas for adults, children and families, as well as dining options and bars. The project will be funded with cash on hand and borrowings under our revolving credit facility.

Dividend Policy

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. On February 28, 2017, our board of directors declared our first quarter 2017 cash dividend in the amount of $0.80 per share of common stock, or an aggregate of approximately $40.9 million in cash, which was paid on April 14, 2017 to stockholders of record as of the close of business on March 31, 2017. On June 9, 2017, our board of directors declared our second quarter 2017 cash dividend in the amount of $0.80 per share of common stock, or an aggregate of approximately $41.0 million in cash, which was paid on July 14, 2017 to stockholders of record as of the close of business on June 19, 2017. We currently plan to pay a quarterly cash dividend of $0.80 per share of common stock in October 2017 and January 2018. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

Credit Facility Refinancing

In May 2017, we refinanced our existing credit facility to (i) extend the maturity of our existing $700 million revolving credit facility to May 2021, (ii) upsize our existing $400 million term loan B to $500 million, improve its pricing, and extend the maturity to May 2024 and (iii) add a new $200 million term loan A that matures in May 2022. Net proceeds, after repayment of the existing term loan B and closing costs, were approximately $308.9 million and were used to pay down a portion of our revolving credit facility. See a detailed discussion of the refinanced terms of our credit facility under the “Principal Debt Agreements” section of “Liquidity and Capital Resources” below.

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

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland, the AC Hotel, and our investment in the Gaylord Rockies joint venture.

•	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, our Nashville attractions, and our investment in the Opry City Stage joint venture.

•	Corporate and Other, consisting of our corporate expenses.

For the three months and six months ended June 30, 2017 and 2016, our total revenues were divided among these business segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2017	2016	2017	2016
Hospitality	88%	89%	90%	91%
Entertainment	12%	11%	10%	9%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and six months ended June 30, 2017 and 2016. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

		Unaudited				Unaudited
	Three Months Ended June 30,				Six Months Ended June 30,
	2017	%	2016	%	2017	%	2016	%
Income Statement Data:
REVENUES:
Rooms	$110,674	37.0%	$111,331	37.6%	$214,043	37.2%	$208,300	37.3%
Food and beverage	128,441	43.0%	127,217	42.9%	254,610	44.3%	249,450	44.7%
Other hotel revenue	24,258	8.1%	23,781	8.0%	48,874	8.5%	48,770	8.7%
Entertainment	35,405	11.8%	33,886	11.4%	57,293	10.0%	51,192	9.2%

Total revenues	298,778	100.0%	296,215	100.0%	574,820	100.0%	557,712	100.0%

OPERATING EXPENSES:
Rooms	28,359	9.5%	28,140	9.5%	56,387	9.8%	54,121	9.7%
Food and beverage	68,285	22.9%	67,998	23.0%	137,442	23.9%	136,255	24.4%
Other hotel expenses	73,388	24.6%	73,491	24.8%	147,461	25.7%	146,179	26.2%
Hotel management fees, net	6,178	2.1%	5,501	1.9%	11,709	2.0%	10,838	1.9%
Entertainment	22,113	7.4%	20,834	7.0%	38,938	6.8%	35,530	6.4%
Corporate	7,589	2.5%	6,897	2.3%	15,104	2.6%	13,868	2.5%
Preopening costs	494	0.2%	—	0.0%	710	0.1%	—	0.0%
Depreciation and amortization:
Hospitality	25,547	8.6%	24,181	8.2%	50,725	8.8%	50,650	9.1%
Entertainment	1,592	0.5%	1,561	0.5%	3,500	0.6%	3,208	0.6%
Corporate and Other	540	0.2%	667	0.2%	1,091	0.2%	1,324	0.2%

Total depreciation and amortization	27,679	9.3%	26,409	8.9%	55,316	9.6%	55,182	9.9%

Total operating expenses	234,085	78.3%	229,270	77.4%	463,067	80.6%	451,973	81.0%

OPERATING INCOME:
Hospitality	61,616	23.4%	63,018	24.0%	113,803	22.0%	108,477	21.4%
Entertainment	11,700	33.0%	11,491	33.9%	14,855	25.9%	12,454	24.3%
Corporate and Other	(8,129)	(A )	(7,564)	(A )	(16,195)	(A )	(15,192)	(A )
Preopening costs	(494)	(A )	—	(A )	(710)	(A )	—	(A )

Total operating income	64,693	21.7%	66,945	22.6%	111,753	19.4%	105,739	19.0%
Interest expense	(17,155)	(A )	(16,016)	(A )	(33,019)	(A )	(32,055)	(A )
Interest income	2,969	(A )	3,008	(A )	5,917	(A )	6,151	(A )
Loss from joint ventures	(943)	(A )	(1,058)	(A )	(1,717)	(A )	(1,448)	(A )
Other gains and (losses), net	(1,373)	(A )	(133)	(A )	(1,530)	(A )	(180)	(A )
Provision for income taxes	(899)	(A )	(1,415)	(A )	(1,492)	(A )	(530)	(A )

Net income	$47,292	(A )	$51,331	(A )	$79,912	(A )	$77,677	(A )

(A) These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months and six months ended June 30, 2017 and 2016 (in thousands, except percentages and per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Total revenues	$298,778	$296,215	0.9%	$574,820	$557,712	3.1%
Total operating expenses	234,085	229,270	2.1%	463,067	451,973	2.5%
Operating income	64,693	66,945	-3.4%	111,753	105,739	5.7%
Net income	47,292	51,331	-7.9%	79,912	77,677	2.9%
Net income per share - fully diluted	0.92	1.00	-8.0%	1.56	1.51	3.3%

Total Revenues

The increase in our total revenues for the three months ended June 30, 2017, as compared to the same period in 2016, is attributable to increases in our Hospitality segment and Entertainment segment revenues for the 2017 period of $1.0 million and $1.5 million, respectively, as discussed more fully below. The increase in our total revenues for the six months ended June 30, 2017, as compared to the same period in 2016, is attributable to increases in our Hospitality segment and Entertainment segment revenues for the 2017 period of $11.0 million and $6.1 million, respectively, as discussed more fully below. Total Hospitality segment revenues in the three months and six months ended June 30, 2017 include $1.4 million and $4.3 million, respectively, in attrition and cancellation fee collections, a decrease of $0.4 million and $0.9 million, respectively, from the 2016 periods.

Total Operating Expenses

The increase in our total operating expenses for the three months ended June 30, 2017, as compared to the same period in 2016, is primarily the result of an increase in our Hospitality segment and Entertainment segment expenses of $1.1 million and $1.3 million, respectively, as well as an increase of $1.3 million in depreciation and amortization expense, each as discussed more fully below. The increase in our total operating expenses for the six months ended June 30, 2017, as compared to the same period in 2016, is primarily the result of an increase in our Hospitality segment and Entertainment segment expenses of $5.6 million and $3.4 million, respectively, as discussed more fully below.

Net Income

The decrease in our net income to $47.3 million for the three months ended June 30, 2017, as compared to $51.3 million for the same period in 2016, was due to the changes in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $1.2 million increase in Other losses, net, primarily due to the 2017 period including a loss on certain assets that were disposed of in our Entertainment and Corporate segments.

•	A $1.1 million increase in interest expense, due primarily to the 2017 period including the write-off of $0.9 million in deferred financing costs associated with the refinancing of our credit facility.

The increase in our net income of $79.9 million for the six months ended June 30, 2017, as compared to $77.7 million for the same period in 2016, was due to the changes in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $1.4 million increase in Other losses, net, primarily due to the 2017 period including a loss on certain assets that were disposed of in our Entertainment and Corporate segments.

•	A $1.0 million increase in interest expense, due primarily to the 2017 period including the write-off of $0.9 million in deferred financing costs associated with the refinancing of our credit facility.

•	A $1.0 million increase in the provision for income taxes in the 2017 period.

Factors and Trends Contributing to Performance

The most important factors and trends contributing to our performance during the three months and six months ended June 30, 2017 described herein were:

•	Increased occupancy and outside-the-room spending at Gaylord National during the six-month 2017 period, as compared to the six-month 2016 period. The increase in occupancy (an increase of 7.0 points of occupancy) is primarily the result of an increase in groups. The increase in outside-the-room spending (an increase of 6.5%) is primarily attributable to an increase in banquets, including inauguration-related banquets.

•	Decreased occupancy and ADR at Gaylord Texan during the three-month 2017 period, as compared to the three-month 2016 period. The decrease in occupancy (a decrease of 7.1 points of occupancy) is primarily the result of a decrease in groups. The decrease in ADR (a decrease of 3.7%) is primarily attributable to a decrease in both group and transient rates.

•	Increased ADR at Gaylord Palms during the 2017 periods, as compared to the 2016 periods (an increase of 8.3% and 7.1%, respectively), due to an increase in both group and transient rates.

•	Increased attrition levels for the three-month 2017 period, as compared to the three-month 2016 period. Attrition for the three-month 2017 period was 14.4%, compared to 12.8% in the three month 2016 period. It should be noted that the primary groups that influenced this increase all experienced unrelated, group-specific factors, and we do not consider this increase a trend in our group business.

•	Increased revenue for our Entertainment segment during the 2017 periods, as compared to the 2016 periods (an increase of 4.5% and 11.9%, respectively), due primarily to increased shows, attendance and ancillary business, such as tours and retail, at the Grand Ole Opry and Ryman Auditorium, and increased revenues at the Wildhorse Saloon, due primarily to increased business attributable to the achieved benefits of a 2016 renovation.

•	Decreased net definite group room nights booked during the 2017 periods, as compared to the 2016 periods (a decrease of 28.0% and 6.9%, respectively), primarily as a result of the future cancellation of an individual group that had booked 17 different meetings through 2025.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and six months ended June 30, 2017 and 2016 (in thousands, except percentages and performance metrics):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Rooms	$110,674	$111,331	-0.6%	$214,043	$208,300	2.8%
Food and beverage	128,441	127,217	1.0%	254,610	249,450	2.1%
Other hotel revenue	24,258	23,781	2.0%	48,874	48,770	0.2%

Total hospitality revenue	263,373	262,329	0.4%	517,527	506,520	2.2%
Hospitality operating expenses:
Rooms	28,359	28,140	0.8%	56,387	54,121	4.2%
Food and beverage	68,285	67,998	0.4%	137,442	136,255	0.9%
Other hotel expenses	73,388	73,491	-0.1%	147,461	146,179	0.9%
Management fees, net	6,178	5,501	12.3%	11,709	10,838	8.0%
Depreciation and amortization	25,547	24,181	5.6%	50,725	50,650	0.1%

Total Hospitality operating expenses	201,757	199,311	1.2%	403,724	398,043	1.4%

Hospitality operating income (1)	$61,616	$63,018	-2.2%	$113,803	$108,477	4.9%

Hospitality performance metrics:
Occupancy	76.7%	78.0%	-1.7%	74.7%	74.1%	0.8%
ADR	$191.00	$188.86	1.1%	$190.68	$186.19	2.4%
RevPAR (2)	$146.42	$147.40	-0.7%	$142.37	$137.98	3.2%
Total RevPAR (3)	$348.45	$347.32	0.3%	$344.24	$335.51	2.6%
Net Definite Group Room Nights Booked	309,065	429,507	-28.0%	696,789	748,522	-6.9%

(1)	Hospitality segment operating income does not include the effect of $0.2 million of preopening costs in the 2017 periods. See discussion of preopening costs below.
(2)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(3)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The increase in total Hospitality segment revenue in the three months ended June 30, 2017, as compared to the same period in 2016, is primarily due to increases of $2.5 million, $0.7 million and $0.7 million at Gaylord Palms, Gaylord Opryland and the AC Hotel, respectively, partially offset by a decrease at Gaylord Texan of $3.6 million, as discussed below. The increase in total Hospitality segment revenue in the six months ended June 30, 2017, as compared to the same period in 2016, is primarily due to increases of $8.7 million and $1.3 million at Gaylord National and the AC Hotel, respectively, as discussed below.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Group	75%	76%	77%	77%
Transient	25%	24%	23%	23%

Rooms operating expenses increased slightly in the three months ended June 30, 2017, as compared to the same period in 2016. Rooms operating expenses increased in the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to increases at Gaylord National and Gaylord Palms, as described below.

Food and beverage operating expenses increased slightly in the three months ended June 30, 2017, as compared to the same period in 2016. The increase in food and beverage operating expenses in the six months ended June 30, 2017, as compared to the same period in 2016, is primarily attributable to an increase at Gaylord National, partially offset by a decrease at Gaylord Opryland, as described below.

Other hotel expenses for the three months and six months ended June 30, 2017 and 2016 consist of the following (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Administrative employment costs	$26,394	$26,002	1.5%	$53,592	$52,700	1.7%
Utilities	6,968	6,638	5.0%	13,328	13,134	1.5%
Property taxes	7,643	8,053	-5.1%	16,806	15,654	7.4%
Other	32,383	32,798	-1.3%	63,735	64,691	-1.5%

Total other hotel expenses	$73,388	$73,491	-0.1%	$147,461	$146,179	0.9%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased slightly during the three months and six months ended June 30, 2017, as compared to the same periods in 2016. Utility costs increased slightly during the three months and six months ended June 30, 2017, as compared to the same periods in 2016. Property taxes decreased during the three months ended June 30, 2017, as compared to the same period in 2016, primarily due to a decrease at Gaylord Opryland due to a decreased rate. Property taxes increased during the six months ended June 30, 2017, as compared to the same period in 2016, primarily due to increases at Gaylord Texan and Gaylord National due to increased property valuations. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, decreased during the three months and six months ended June 30, 2017, as compared to the same periods in 2016, primarily as a result of various decreases at Gaylord Palms, Gaylord Texan and Gaylord National.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. In the three months ended June 30, 2017 and 2016, we incurred $5.4 million and $5.3 million, respectively, and in the six months ended June 30, 2017 and 2016, we incurred $10.5 million and $10.1 million, respectively, related to base management fees for our Hospitality segment. In the three months ended June 30, 2017 and 2016, we also incurred $1.6 million and $1.0 million, respectively, and in the six months ended June 30, 2017 and 2016, we incurred $2.8 million and $2.2 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 7 to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three months and six months ended June 30, 2017, as compared to the same periods in 2016. The increase during the three-month 2017 period was primarily a result of an increase at Gaylord Opryland and the six-month 2017 increase was primarily a result of the increase at Gaylord Opryland, partially offset by a decrease at Gaylord National, as described below.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and six months ended June 30, 2017 and 2016.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and six months ended June 30, 2017 and 2016 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Rooms	$34,447	$36,606	-5.9%	$65,947	$67,707	-2.6%
Food and beverage	36,916	34,286	7.7%	71,672	70,420	1.8%
Other hotel revenue	8,897	8,690	2.4%	17,603	17,095	3.0%

Total revenue	80,260	79,582	0.9%	155,222	155,222	0.0%
Operating expenses:
Rooms	8,299	8,802	-5.7%	16,246	16,613	-2.2%
Food and beverage	18,711	17,885	4.6%	37,289	38,093	-2.1%
Other hotel expenses	21,956	22,393	-2.0%	44,849	44,054	1.8%
Management fees, net	2,144	1,795	19.4%	3,950	3,665	7.8%
Depreciation and amortization	8,373	7,348	13.9%	16,470	14,889	10.6%

Total operating expenses	59,483	58,223	2.2%	118,804	117,314	1.3%
Performance metrics:
Occupancy	72.8%	77.2%	-5.7%	70.6%	74.3%	-5.0%
ADR	$180.11	$180.88	-0.4%	$178.76	$173.67	2.9%
RevPAR	$131.07	$139.58	-6.1%	$126.16	$129.08	-2.3%
Total RevPAR	$305.40	$303.45	0.6%	$296.95	$295.93	0.3%

Rooms revenue and RevPAR decreased at Gaylord Opryland during the three months and six months ended June 30, 2017, as compared to the same periods in 2016, as the result of a decrease in occupancy for both groups and transient. The six-month 2017 decrease was partially offset by an increase in ADR for both group and transient rates. Rooms revenue and RevPAR were negatively impacted during the 2017 periods by a rooms renovation project, which resulted in approximately 18,800 and 37,050 room nights out of service, respectively. The rooms renovation project is expected to be completed in September 2017. In addition, the three- and six-month 2016 periods were also negatively impacted by a separate rooms renovation project that resulted in approximately 8,630 room nights out of service in those periods. Rooms expenses decreased during the 2017 periods, as compared to the same periods in 2016, primarily as a result of decreased variable costs associated with the decrease in occupancy.

The increase in food and beverage revenue at Gaylord Opryland during the three months and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily due to increased banquet revenues. Food and beverage expenses increased in the three-month 2017 period, as compared to the same period in 2016, due to increased variable costs associated with the increase in revenue. Food and beverage expenses decreased in the six-month 2017 period, as compared to the same period in 2016, as increased variable costs associated with the increase in revenue were offset by decreased food cost.

Other hotel revenue increased at Gaylord Opryland during the three months and six months ended June 30, 2017, as compared to the same periods in 2016, primarily due to various ancillary revenues. Other hotel expenses decreased in the three-month 2017 period, as compared to the same period in 2016, primarily due to decreased property tax expense due to a decrease in rates. Other hotel expenses increased in the six-month 2017 period, as compared to the same period in 2016, primarily due to increased utility costs due to an increase in rates.

Depreciation and amortization increased at Gaylord Opryland during the three months and six months ended June 30, 2017, as compared to the same periods in 2016, primarily as a result of rooms renovations in both 2016 and 2017 that resulted in increased depreciable asset levels in 2017.

Gaylord Palms Results. The results of Gaylord Palms for the three months and six months ended June 30, 2017 and 2016 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Rooms	$18,801	$16,929	11.1%	$39,859	$37,279	6.9%
Food and beverage	24,808	24,153	2.7%	53,305	53,880	-1.1%
Other hotel revenue	4,575	4,601	-0.6%	9,217	10,283	-10.4%

Total revenue	48,184	45,683	5.5%	102,381	101,442	0.9%
Operating expenses:
Rooms	4,113	3,607	14.0%	8,620	7,814	10.3%
Food and beverage	13,000	12,708	2.3%	27,258	27,121	0.5%
Other hotel expenses	15,767	15,537	1.5%	32,061	31,927	0.4%
Management fees, net	1,158	1,007	15.0%	2,387	2,169	10.1%
Depreciation and amortization	4,759	4,762	-0.1%	9,554	9,470	0.9%

Total operating expenses	38,797	37,621	3.1%	79,880	78,501	1.8%
Performance metrics:
Occupancy	80.3%	78.3%	2.6%	80.1%	80.1%	0.0%
ADR	$181.68	$167.77	8.3%	$194.21	$181.31	7.1%
RevPAR	$145.91	$131.37	11.1%	$155.52	$145.16	7.1%
Total RevPAR	$373.94	$354.52	5.5%	$399.47	$395.02	1.1%

Rooms revenue and RevPAR increased at Gaylord Palms during the three months and six months ended June 30, 2017, as compared to the same periods in 2016, due to an increase in ADR for both 2017 periods for both group and transient rates, and an increase in transient occupancy for both 2017 periods. Rooms expenses increased during the 2017 periods, as compared to the same periods in 2016. The three-month 2017 increase was primarily due to increased variable costs associated with the increase in occupancy. The six-month 2017 increase was primarily due to increased commission costs.

Food and beverage revenue increased at Gaylord Palms during the three months and decreased in the six months ended June 30, 2017, as compared to the same periods in 2016, due primarily to an increase in banquets in the three-month 2017 period and a decrease in banquets in the six-month 2017 period. Food and beverage expenses increased in the three-month 2017 period, as compared to the same period in 2016, primarily as a result of an increase in variable costs associated with the increase in revenue. Food and beverage expenses remained stable in the six-month 2017 period, as compared to the same period in 2016.

Other hotel revenue at Gaylord Palms was stable in the three months ended June 30, 2017 and decreased during the six months ended June 30, 2017, as compared to the same periods in 2016. The six-month 2017 decrease is primarily due to decreased collection of attrition and cancellation fees. Other hotel expenses increased slightly in the 2017 periods, as compared to the same periods in 2016.

Depreciation and amortization were stable at Gaylord Palms during the three months and six months ended June 30, 2017, as compared to the same periods in 2016.

Gaylord Texan Results. The results of Gaylord Texan for the three months and six months ended June 30, 2017 and 2016 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Rooms	$19,067	$21,738	-12.3%	$39,504	$40,355	-2.1%
Food and beverage	29,047	29,480	-1.5%	59,613	58,983	1.1%
Other hotel revenue	4,658	5,132	-9.2%	10,400	10,683	-2.6%

Total revenue	52,772	56,350	-6.3%	109,517	110,021	-0.5%
Operating expenses:
Rooms	4,182	4,305	-2.9%	8,580	8,209	4.5%
Food and beverage	14,701	15,151	-3.0%	30,010	29,797	0.7%
Other hotel expenses	14,874	15,117	-1.6%	29,673	29,611	0.2%
Management fees, net	1,244	1,144	8.7%	2,483	2,418	2.7%
Depreciation and amortization	5,140	5,026	2.3%	10,250	10,030	2.2%

Total operating expenses	40,141	40,743	-1.5%	80,996	80,065	1.2%
Performance metrics:
Occupancy	72.7%	79.8%	-8.9%	76.1%	76.4%	-0.4%
ADR	$190.73	$198.00	-3.7%	$189.76	$192.02	-1.2%
RevPAR	$138.66	$158.09	-12.3%	$144.44	$146.74	-1.6%
Total RevPAR	$383.79	$409.81	-6.3%	$400.44	$400.07	0.1%

Rooms revenue and RevPAR decreased at Gaylord Texan during the three months and six months ended June 30, 2017, as compared to the same periods in 2016, due to decreased occupancy due to a decrease in group rooms and decreased ADR for both group and transient rates. Rooms expenses decreased during the three-month 2017 period, as compared to the same period in 2016, primarily due to decreased variable expenses associated with the decrease in occupancy. Rooms expenses increased during the six-month 2017 period, as compared to the same period in 2016, primarily due to increased group commissions.

Food and beverage revenue decreased at Gaylord Texan during the three months and increased during the six months ended June 30, 2017, as compared to the same periods in 2016. The three-month 2017 decrease is due primarily to decreases in both banquets and food and beverage outlet revenue. The six-month 2017 increase is due primarily to increases in both banquets and food and beverage outlet revenue. Food and beverage expenses decreased in the three-month 2017 period, and increased in the six-month 2017 period, as compared to the same periods in 2016, primarily due to the change in variable costs associated with the change in revenue.

Other hotel revenue at Gaylord Texan decreased during the three months and six months ended June 30, 2017, as compared to the same periods in 2016, primarily as a result of a decrease in ancillary fees, such as resort fees and parking, associated with the decrease in occupancy. These decreases were partially offset by an increase in attrition and cancellation fee collections. Other hotel expenses decreased in the three-month 2017 period, as compared to the same period in 2016, due primarily to a decrease in sales and marketing expense. Other hotel expenses remained stable in the six-month 2017 period, as compared to the same period in 2016.

Depreciation and amortization increased slightly at Gaylord Texan during the three months and six months ended June 30, 2017, as compared to the same periods in 2016.

Gaylord National Results. The results of Gaylord National for the three months and six months ended June 30, 2017 and 2016 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Rooms	$31,680	$30,335	4.4%	$57,356	$53,402	7.4%
Food and beverage	36,281	37,959	-4.4%	67,599	63,799	6.0%
Other hotel revenue	6,034	5,256	14.8%	11,497	10,504	9.5%

Total revenue	73,995	73,550	0.6%	136,452	127,705	6.8%
Operating expenses:
Rooms	10,309	10,091	2.2%	20,181	19,085	5.7%
Food and beverage	20,896	21,332	-2.0%	41,073	39,527	3.9%
Other hotel expenses	18,597	18,508	0.5%	36,696	36,798	-0.3%
Management fees, net	1,255	1,248	0.6%	2,284	2,115	8.0%
Depreciation and amortization	6,613	6,395	3.4%	13,129	14,961	-12.2%

Total operating expenses	57,670	57,574	0.2%	113,363	112,486	0.8%
Performance metrics:
Occupancy	81.3%	76.6%	6.1%	75.5%	68.5%	10.2%
ADR	$214.42	$217.96	-1.6%	$210.19	$214.48	-2.0%
RevPAR	$174.41	$167.01	4.4%	$158.76	$147.00	8.0%
Total RevPAR	$407.38	$404.93	0.6%	$377.69	$351.54	7.4%

Rooms revenue and RevPAR increased at Gaylord National during the three months and six months ended June 30, 2017, as compared to the same periods in 2016, due to an increase in group occupancy and an increase in transient ADR. The increase in group occupancy in the six-month 2017 period, as compared to 2016, was partially attributed to a large winter storm during the first quarter of 2016 that caused a decrease in 2016 occupancy. Rooms expenses at Gaylord National increased during the 2017 periods, as compared to the same periods in 2016, primarily due to the increase in variable costs associated with the increase in occupancy.

Food and beverage revenue decreased at Gaylord National during the three months ended June 30, 2017, as compared to the same period in 2016, primarily as a result of a decrease in banquets. Food and beverage revenue increased at Gaylord National during the six months ended June 30, 2017, as compared to the same period in 2016, primarily as a result of an increase in banquets, including inauguration-related banquets. Food and beverage expenses decreased in the three-month 2017 period, and increased in the six-month 2017 period, as compared to the same periods in 2016, primarily due to the change in variable costs associated with the change in revenue.

Other hotel revenue increased during the three months and six months ended June 30, 2017, as compared to the same periods in 2016, primarily due to an increase in ancillary revenue, such as parking and resort fees, associated with the increase in occupancy, partially offset by a decrease in attrition and cancellation fee collections. Other hotel expenses remained stable in the 2017 periods, as compared to the same periods in 2016.

Depreciation and amortization at Gaylord National increased during the three months ended June 30, 2017, as compared to the same period in 2016, primarily due to the completion of a new riverfront ballroom in 2017, and the resulting increase in depreciable asset levels. Depreciation and amortization decreased during the six months ended June 30, 2017, as compared to the same period in 2016, primarily due to the increased depreciation as a result of the riverfront ballroom being offset by a portion of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2008 becoming fully depreciated during 2016.

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months and six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues	$35,405	$33,886	4.5%	$57,293	$51,192	11.9%
Operating expenses	22,113	20,834	6.1%	38,938	35,530	9.6%
Depreciation and amortization	1,592	1,561	2.0%	3,500	3,208	9.1%

Operating income (1)	$11,700	$11,491	1.8%	$14,855	$12,454	19.3%

(1)	Entertainment segment operating income does not include the effect of $0.3 million and $0.5 million of preopening costs in the 2017 periods, respectively. See discussion of preopening costs below.

Entertainment segment revenue increased during the three months and six months ended June 30, 2017, as compared to the same periods in 2016, primarily due to increases at the Grand Ole Opry and Ryman Auditorium, due to increased shows and attendance and increased ancillary business such as tours and retail, and the Wildhorse Saloon, due primarily to increased business attributable to the achieved benefits of a 2016 renovation.

Entertainment operating expenses increased during the three months and six months ended June 30, 2017, as compared to the same periods in 2016, primarily as a result of increased compensation and consulting costs.

Entertainment depreciation expense increased in the three months and six months ended June 30, 2017, as compared to the same periods in 2016, primarily due to an increase at the Wildhorse Saloon associated with increased depreciable asset levels as a result of the 2016 renovation.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Operating expenses	$7,589	$6,897	10.0%	$15,104	$13,868	8.9%
Depreciation and amortization	540	667	-19.0%	1,091	1,324	-17.6%

Operating loss	$(8,129)	$(7,564)	7.5%	$(16,195)	$(15,192)	6.6%

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, increased in the three months and six months ended June 30, 2017, as compared to the same periods in 2016, primarily due to increased administrative and employment costs associated with supporting our growth initiatives within our Hospitality and Entertainment segments.

Corporate and Other depreciation and amortization expense decreased in the three months and six months ended June 30, 2017, as compared with the same periods in 2016.

Operating Results – Preopening Costs

Preopening costs during the three months and six months ended June 30, 2017, include costs associated with a riverfront ballroom at Gaylord National, which opened in the second quarter of 2017, and costs associated with our various Entertainment segment projects.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Interest expense	$(17,155)	$(16,016)	7.1%	$(33,019)	$(32,055)	3.0%
Interest income	2,969	3,008	-1.3%	5,917	6,151	-3.8%
Loss from joint ventures	(943)	(1,058)	10.9%	(1,717)	(1,448)	-18.6%
Other gains and (losses), net	(1,373)	(133)	-932.3%	(1,530)	(180)	-750.0%
Provision for income taxes	(899)	(1,415)	36.5%	(1,492)	(530)	-181.5%

Interest Expense

Interest expense increased $1.1 million during the three months ended June 30, 2017, as compared to the same period in 2016, due primarily to the write-off of $0.9 million in deferred financing costs associated with the refinancing of our credit facility, as well as increased interest expense associated with our new term loan A and increased borrowings under our refinanced term loan B. These increases were partially offset by increased capitalized interest in the current year.

Interest expense increased $1.0 million during the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to the write-off of $0.9 million in deferred financing costs associated with the refinancing of our credit facility, as well as increased interest expense associated with our revolving credit facility due to higher average borrowings, our new term loan A and increased borrowings under our refinanced term loan B. These increases were partially offset by increased capitalized interest in the current year.

Cash interest expense increased $1.3 million to $16.4 million in the three months and increased $2.2 million to $32.2 million in the six months ended June 30, 2017, as compared to the same periods in 2016. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts and the write-off of deferred financing costs, partially offset by capitalized interest, decreased $0.2 million to $0.7 million in the three months and decreased $1.2 million to $0.8 million in the six months ended June 30, 2017, as compared to the same periods in 2016.

Our weighted average interest rate on our borrowings, excluding the write-off of $0.9 million in deferred financing costs during the 2017 periods, was 4.4% and 4.3% for the three months and 4.4% and 4.3% for the six months ended June 30, 2017 and 2016, respectively.

Interest Income

Interest income for the three months and six months ended June 30, 2017 and 2016 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

Loss from Joint Ventures

The loss from joint ventures for the three months and six months ended June 30, 2017 and 2016 primarily represents preopening expenses related to joint ventures that we entered into related to Opry City Stage in Times Square in New York City and the investment in Gaylord Rockies. Opry City Stage is anticipated to open in fourth quarter 2017, and Gaylord Rockies is anticipated to open in late 2018.

Other Gains and (Losses), net

Other gains and (losses), net for the three months and six months ended June 30, 2017 and 2016 represents a loss on certain assets that were disposed of during the current periods in our Entertainment and Corporate segments.

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

For the three months ended June 30, 2017 and 2016, we recorded an income tax provision of $0.9 million and $1.4 million, respectively. For the six months ended June 30, 2017 and 2016, we recorded an income tax provision of $1.5 million and $0.5 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction and the change in valuation allowance required at the TRSs.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the six months ended June 30, 2017, our net cash flows provided by operating activities were $113.9 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $141.8 million, partially offset by unfavorable changes in working capital of approximately $27.9 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties, as well as a decrease in accounts payable and accrued liabilities primarily attributable to the payment of liabilities associated with our Christmas-related and incentive compensation programs.

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

Cash Flows From Investing Activities. During the six months ended June 30, 2017, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $79.5 million, and our investment of $16.3 million in the Gaylord Rockies joint venture. Purchases of property, plant and equipment consisted primarily of the expansion of the guest rooms and convention space at Gaylord Texan, the renovation of a portion of the guest rooms at Gaylord Opryland, a freestanding event ballroom and an expanded event space at Gaylord National, the commencement of construction of the new waterpark at Gaylord Opryland, and ongoing maintenance capital expenditures for our existing properties.

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

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and the payment of cash dividends. During the six months ended June 30, 2017, our net cash flows used in financing activities were approximately $28.9 million, primarily reflecting the repayment of $241.9 million under our refinanced revolving credit facility, the payment of $79.8 million in cash dividends and the payment of $12.2 million in deferred financing costs related to our refinanced credit facility. These uses of cash were partially offset by $200.0 million in borrowings under our new term loan A and $108.8 million in net borrowings under our refinanced term loan B.

During the six months ended June 30, 2016, our net cash flows used in financing activities were approximately $41.9 million, primarily reflecting the payment of $74.6 million in cash dividends and the payment of $24.8 million to repurchase and retire 0.5 million shares of our common stock, partially offset by $67.5 million in net borrowings under our credit facility.

Liquidity

At June 30, 2017, we had $49.6 million in unrestricted cash and $557.4 million available for borrowing under our revolving credit facility. During the six months ended June 30, 2017, we net borrowed $66.9 million under our credit facility, paid cash dividends of $79.8 million, incurred capital expenditures of $79.5 million, invested $16.3 million in the Gaylord Rockies joint venture, and paid $12.2 million in deferred financing costs associated with the refinancing of our credit facility. These net outflows were partially offset by cash flows from operating activities discussed above, resulting in the decrease in our cash balance from December 31, 2016 to June 30, 2017.

We currently plan to pay a quarterly cash dividend of $0.80 per share in October 2017 and January 2018, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2017 by spending between $120 million and $150 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, the expansion of the guest rooms and convention space at Gaylord Texan, a rooms renovation project at Gaylord Opryland, and a luxury indoor/outdoor waterpark at Gaylord Opryland.

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

Our outstanding principal debt agreements at June 30, 2017 are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to their scheduled maturity date.

At June 30, 2017, we were in compliance with all covenants related to our outstanding debt.

Principal Debt Agreements

Credit Facility. On May 11, 2017, we entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, which amends and restates the Company’s existing credit facility. In addition, on May 23, 2017, we entered into an Amendment No. 1 (the “Amendment”) to the Amended Credit Agreement among the same parties. As amended, our credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a new $200.0 million senior secured term loan A (the “Term Loan A”), and an increased $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below.

Each of the Revolver, Term Loan A and Term Loan B is guaranteed by us, each of our four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of our subsidiaries. Each is secured by (i) a first mortgage lien on the real property of each of our Gaylord Hotels properties, (ii) pledges of equity interests in our subsidiaries that own the Gaylord Hotels properties, (iii) our personal property and the personal property of the Operating Partnership and our guarantor subsidiaries and (iv) all proceeds and products from our Gaylord Hotels properties. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event one of the Gaylord Hotel properties is sold).

In addition, each of the Revolver, Term Loan A and Term Loan B contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the Amended Credit Agreement are as follows (and are unchanged from the previous credit agreement):

•	We must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter of not more than .65 to 1.0.

•	We must maintain a consolidated tangible net worth (as defined in the Amended Credit Agreement) of not less than $175 million plus 75% of the proceeds received by us or any of our subsidiaries in connection with any equity issuance.

•	We must maintain a consolidated fixed charge coverage ratio (as defined in the Amended Credit Agreement) of not less than 1.50 to 1.00.

•	We must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.

If an event of default shall occur and be continuing under the Amended Credit Agreement, the commitments under the Amended Credit Agreement may be terminated and the principal amount outstanding under the Amended Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

$700 Million Revolving Credit Facility. Pursuant to the Amendment, we extended the maturity of the Revolver to May 23, 2021, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.55% to 2.40%, dependent upon our funded debt to total asset value ratio (as defined in the Amended Credit Agreement) or (ii) a base rate as set in the Amended Credit Agreement. At June 30, 2017, the interest rate on the Revolver was LIBOR plus 1.60%. Principal is payable in full at maturity. No additional amounts were borrowed under the Revolver at closing.

At June 30, 2017, $140.5 million of borrowings were outstanding under the Revolver, and the lending banks had issued $2.1 million of letters of credit under the Amended Credit Agreement, which left $557.4 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”) and $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”)).

$200 Million Term Loan A Facility. The Amendment also provides for the Term Loan A, which has a maturity date of May 23, 2022. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.50% to 2.35%, dependent upon our funded debt to total asset value ratio (as defined in the Amended Credit Agreement) or (ii) a base rate as set in the Amended Credit Agreement. At June 30, 2017, the interest rate on the Term Loan A was LIBOR plus 1.55%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan A in full and proceeds were used to pay down a portion of the Revolver.

$500 Million Term Loan B Facility. In May 2017, as part of the Amended Credit Agreement discussed above, we increased the capacity under our previous $400 million term loan B to $500 million. The Term Loan B has a maturity date of May 11, 2024 and borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus 2.25% or (ii) a base rate as set in the Amended Credit Agreement. At June 30, 2017, the interest rate on the Term Loan B was LIBOR plus 2.25%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Amended Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan B in full. Net proceeds, after the repayment of the original $400 million term loan B and certain transaction expenses payable at closing, were approximately $114.3 million and were used to pay down a portion of the Revolver.

$350 Million 5% Senior Notes. In 2013, the Operating Partnership and Finco completed the private placement of $350.0 million in aggregate principal amount of senior notes due 2021, which are guaranteed by the Company and its subsidiaries that guarantee the Amended Credit Agreement. The $350 Million 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $350 Million 5% Senior Notes have a maturity date of April 15, 2021 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The $350 Million 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness and senior in right of payment to future subordinated indebtedness, if any. The $350 Million 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $350 Million 5% Senior Notes will be effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $350 Million 5% Senior Notes.

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

$400 Million 5% Senior Notes. In 2015, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of senior notes due 2023. The $400 Million 5% Senior Notes are general unsecured senior obligations of the Company’s issuing subsidiaries and are guaranteed by the Company and its subsidiaries that guarantee the Amended Credit Agreement. The $400 Million 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $400 Million 5% Senior Notes have a maturity date of April 15, 2023 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The $400 Million 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $350 Million 5% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 5% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 5% Senior Notes.

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

Off-Balance Sheet Arrangements

As described in Note 5 to our condensed consolidated financial statements included herein, we have invested in a joint venture that will build and subsequently own Gaylord Rockies. In connection with this investment, we agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guaranty of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon Gaylord Rockies’ satisfaction of designated debt service coverage requirements following completion and opening of the hotel. We have also provided a completion guarantee under the construction loan capped at our pro rata share of all costs necessary to complete the project within the time specified in the senior loan documents. Further, we have agreed to a guaranty capped at our pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guaranties related to the construction loan, we agreed to provide a guaranty of the mezzanine debt related to the hotel including a payment guaranty capped at $8.75 million for which we are only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guaranties and liens. The guaranty related to the mezzanine debt also includes an uncapped completion guaranty and an uncapped guaranty of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guaranties related to the construction loan. As of June 30, 2017, we have not recorded any liability in the condensed consolidated balance sheet associated with these guarantees.

In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Amended Credit Agreement had issued $2.1 million of letters of credit at June 30, 2017. Except as set forth in these paragraphs, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2017, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$1,589,250	$5,000	$10,000	$700,500	$873,750
Capital leases	650	20	43	46	541
Operating leases (2)	617,579	4,529	9,466	10,018	593,566
Construction commitments (3)	14,025	14,025	—	—	—

Total contractual obligations	$2,221,504	$23,574	$19,509	$710,564	$1,467,857

(1)	Long-term debt commitments do not include approximately $338.3 million in interest payments projected to be due in future years (less than 1 year – $64.1 million; 1-3 years – $127.6 million; 3-5 years – $100.7 million; more than 5 years – $45.9 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at June 30, 2017 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the interest we paid during the fiscal years 2016, 2015 and 2014.
(2)	Total operating lease commitments of $617.6 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(3)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is 5.0% of the respective property’s total annual revenue. At June 30, 2017, $14.0 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

The expected cash flows under our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan are estimated based upon the best information currently available, but are not driven by contractual terms. Therefore, these obligations have been excluded from the contractual obligations table above. See Note 8 and Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion related to these obligations.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, stock-based compensation, depreciation and amortization, income taxes, pension and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no newly identified critical accounting policies in the first six months of 2017 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under the Revolver bear interest at an annual rate of LIBOR plus 1.60%, subject to adjustment as described in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $140.5 million in borrowings outstanding under the Revolver at June 30, 2017 would increase by approximately $1.4 million.

Borrowings outstanding under our Term Loan A currently bear interest at an annual rate of LIBOR plus 1.55%, subject to adjustment as described in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $200.0 million in borrowings outstanding under our Term Loan A at June 30, 2017 would increase by approximately $2.0 million.

Borrowings outstanding under our Term Loan B currently bear interest at an annual rate of LIBOR plus 2.25%, subject to adjustment as described in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $498.8 million in borrowings outstanding under our Term Loan B at June 30, 2017 would increase by approximately $5.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at June 30, 2017. As a result, the interest rate market risk implicit in these investments at June 30, 2017, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At June 30, 2017, the value of the investments in the pension fund was $68.4 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.8 million.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: August 8, 2017	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.