Form 10-Q
period 2017-09-30
Ryman Hospitality Properties, Inc.
filed 2017-11-07
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2017
Common Stock, par value $.01	51,196,251 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2017

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) - September 30, 2017 and December 31, 2016	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) - For the Three Months and Nine Months Ended September 30, 2017 and 2016	4

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Nine Months Ended September 30, 2017 and 2016	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	49

Part II - Other Information

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3. Defaults Upon Senior Securities	49

Item 4. Mine Safety Disclosures	49

Item 5. Other Information	49

Item 6. Exhibits	50

SIGNATURES	51

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2017	2016
ASSETS:
Property and equipment, net of accumulated depreciation	$2,044,443	$1,998,012
Cash and cash equivalents - unrestricted	62,672	59,128
Cash and cash equivalents - restricted	14,703	22,062
Notes receivable	150,493	152,882
Investment in Gaylord Rockies joint venture	88,378	70,440
Trade receivables, less allowance of $611 and $629, respectively	56,684	47,818
Prepaid expenses and other assets	75,129	55,411

Total assets	$2,492,502	$2,405,753

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,566,754	$1,502,554
Accounts payable and accrued liabilities	198,290	163,205
Dividends payable	41,866	39,404
Deferred management rights proceeds	177,815	180,088
Deferred income tax liabilities, net	969	1,469
Other liabilities	155,412	151,036
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,196 and 51,017 shares issued and outstanding, respectively	512	510
Additional paid-in capital	894,883	893,102
Treasury stock of 541 shares, at cost	(11,542)	(11,542)
Accumulated deficit	(511,798)	(491,805)
Accumulated other comprehensive loss	(20,659)	(22,268)

Total stockholders’ equity	351,396	367,997

Total liabilities and stockholders’ equity	$2,492,502	$2,405,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rooms	$100,534	$101,085	$314,577	$309,385
Food and beverage	104,437	113,100	359,047	362,550
Other hotel revenue	24,619	26,834	73,493	75,604
Entertainment	35,134	30,701	92,427	81,893

Total revenues	264,724	271,720	839,544	829,432
Operating expenses:
Rooms	27,575	28,371	83,962	82,492
Food and beverage	62,649	64,790	200,091	201,045
Other hotel expenses	72,119	73,331	219,580	219,510
Management fees, net	4,708	4,408	16,417	15,246

Total hotel operating expenses	167,051	170,900	520,050	518,293
Entertainment	22,621	19,100	61,559	54,630
Corporate	9,220	8,447	24,324	22,315
Preopening costs	877	—	1,587	—
Depreciation and amortization	28,546	26,706	83,862	81,888

Total operating expenses	228,315	225,153	691,382	677,126

Operating income	36,409	46,567	148,162	152,306
Interest expense	(16,621)	(15,947)	(49,640)	(48,002)
Interest income	2,957	2,965	8,874	9,116
Loss from joint ventures	(899)	(638)	(2,616)	(2,086)
Other gains and (losses), net	2,554	2,468	1,024	2,288

Income before income taxes	24,400	35,415	105,804	113,622
Provision for income taxes	(530)	(1,822)	(2,022)	(2,352)

Net income	$23,870	$33,593	$103,782	$111,270

Basic income per share	$0.47	$0.66	$2.03	$2.18

Fully diluted income per share	$0.46	$0.66	$2.02	$2.17

Dividends declared per common share	$0.80	$0.75	$2.40	$2.25

Comprehensive income, net of taxes	$25,434	$29,979	$105,391	$107,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$103,782	$111,270
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	(500)	279
Depreciation and amortization	83,862	81,888
Amortization of deferred financing costs	3,958	3,647
Write-off of deferred financing costs	925	—
Stock-based compensation expense	4,954	4,594
Changes in:
Trade receivables	(8,865)	(3,220)
Accounts payable and accrued liabilities	31,994	2,647
Other assets and liabilities	(4,340)	(1,989)

Net cash flows provided by operating activities	215,770	199,116

Cash Flows from Investing Activities:
Purchases of property and equipment	(127,148)	(84,557)
Investment in Gaylord Rockies joint venture	(16,309)	(50,443)
Investment in other joint ventures	(6,819)	(750)
Proceeds from sale of Peterson LOI	—	6,785
(Increase) decrease in restricted cash and cash equivalents	7,359	(3,517)
Other investing activities	(4,139)	1,023

Net cash flows used in investing activities	(147,056)	(131,459)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	(235,900)	60,500
Borrowings under term loan A	200,000	—
Borrowings under term loan B	500,000	—
Repayments under term loan B	(392,500)	(3,000)
Deferred financing costs paid	(12,268)	—
Repayment of note payable related to purchase of AC Hotel	—	(6,000)
Repurchase of Company stock for retirement	—	(24,811)
Payment of dividends	(120,740)	(112,900)
Payment of tax withholdings for share-based compensation	(3,775)	(3,150)
Other financing activities	13	1,271

Net cash flows used in financing activities	(65,170)	(88,090)

Net change in cash and cash equivalents	3,544	(20,433)
Cash and cash equivalents - unrestricted, beginning of period	59,128	56,291

Cash and cash equivalents - unrestricted, end of period	$62,672	$35,858

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

The Company conducts its business through an umbrella partnership REIT, in which substantially all of its assets are held by, and all of its operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with its REIT conversion. Ryman is the sole limited partner of the Operating Partnership and currently owns, either directly or indirectly, all of the partnership units of the Operating Partnership. RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being a co-issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10-Q and Ryman’s other reports, documents or other information filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality, Entertainment, and Corporate and Other.

Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” the core principle of which is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, companies will need to use more judgment and make more estimates than under today’s guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for the Company in the first quarter of 2018, and the Company plans to adopt this standard at that time using the modified retrospective approach. The Company has completed a revenue stream scoping process and has made significant progress toward completing its assessment of how the new ASU will impact the amount and timing of the various revenue streams recorded in its financial statements. While the Company is still finalizing the assessment in conjunction with Marriott, due to the short-term, day-to-day nature of the Company’s hospitality and entertainment segment revenues, the pattern of revenue recognition is not expected to change significantly.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that requires lessees to put most leases on their balance sheet, but recognize expenses on their income statements in a manner similar to previous accounting. The ASU also eliminates the required use of bright-line tests for determining lease classification. The ASU is effective for the Company in the first quarter of 2019 and requires a modified retrospective approach, with restatement of prior periods. The primary impact of the adoption will be the inclusion of the Company’s 75-year ground lease at Gaylord Palms on its balance sheet. See Note 12 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a further disclosure of the Company’s outstanding leases.

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

2. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average shares outstanding—basic	51,191	51,004	51,131	51,009
Effect of dilutive stock-based compensation	185	266	200	270

Weighted average shares outstanding—diluted	51,376	51,270	51,331	51,279

3. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is composed of amounts related to the Company’s minimum pension liability. During the three months and nine months ended September 30, 2017, the Company recorded $1.6 million in other comprehensive income, and during the three months and nine months ended September 30, 2016, the Company recorded $3.7 million in other comprehensive loss, which primarily represents the changes in the Company’s pension plan liability as described in Note 10.

4. PROPERTY AND EQUIPMENT:

Property and equipment at September 30, 2017 and December 31, 2016 is recorded at cost and summarized as follows (in thousands):

	September 30,	December 31,
	2017	2016
Land and land improvements	$266,427	$266,053
Buildings	2,436,294	2,398,117
Furniture, fixtures and equipment	636,362	604,876
Construction-in-progress	106,245	50,273

	3,445,328	3,319,319
Accumulated depreciation	(1,400,885)	(1,321,307)

Property and equipment, net	$2,044,443	$1,998,012

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

5. NOTES RECEIVABLE:

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

During the three months ended September 30, 2017 and 2016, the Company recorded interest income of $2.9 million and $3.0 million, respectively, on these bonds. During the nine months ended September 30, 2017 and 2016, the Company recorded interest income of $8.7 million and $9.0 million, respectively, on these bonds. The Company received payments of $11.1 million during each of the nine months ended September 30, 2017 and 2016, respectively, relating to these notes receivable. See additional discussion regarding the fair value of these notes receivable in Note 14.

6. INVESTMENT IN GAYLORD ROCKIES JOINT VENTURE:

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

A subsidiary of the Company is providing designated asset management services on behalf of the hotel during the construction period in exchange for a flat fee and after opening of the hotel in exchange for a fee based on the hotel’s gross revenues on an annual basis.

In connection with the agreements, the Company agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guarantee of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. The Company has also provided a completion guarantee under the construction loan capped at its pro rata share of all costs necessary to complete the project within the time specified in the joint venture’s loan documents. Further, the Company has agreed to a guarantee capped at its pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guarantees related to the construction loan, the Company agreed to provide a guarantee of the mezzanine debt related to the hotel including a payment guarantee capped at $8.75 million for which the Company is only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guarantees and liens. The guarantee related to the mezzanine debt also includes an uncapped completion guarantee and an uncapped guarantee of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guarantees related to the construction loan. As of September 30, 2017, the Company had not recorded any liability in the consolidated balance sheet associated with these guarantees.

7. DEBT:

The Company’s debt and capital lease obligations at September 30, 2017 and December 31, 2016 consisted of (in thousands):

	September 30,	December 31,
	2017	2016
$700 Million Revolving Credit Facility, terms as set forth below, less unamortized deferred financing costs of $9,696 and $5,267	$136,804	$377,133
$200 Million Term Loan A, terms as set forth below, less unamortized deferred financing costs of $1,641 and $0	198,359	—
$500 Million Term Loan B, terms as set forth below, less unamortized deferred financing costs of $7,860 and $0	489,640	—
$400 Million Term Loan B, interest at LIBOR plus 2.75%, originally maturing January 15, 2021, less unamortized deferred financing costs of $0 and $5,273	—	384,727
$350 Million Senior Notes, interest at 5.0%, maturing April 15, 2021, less unamortized deferred financing costs of $3,566 and $4,246	346,434	345,754
$400 Million Senior Notes, interest at 5.0%, maturing April 15, 2023, less unamortized deferred financing costs of $5,126 and $5,719	394,874	394,281
Capital lease obligations	643	659

Total debt	$1,566,754	$1,502,554

The majority of amounts due within one year consist of the amortization payments for the Term Loan B of 1.0% of the original principal balance, as described below.

At September 30, 2017, the Company was in compliance with all of its covenants related to its outstanding debt.

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

$700 Million Revolving Credit Facility

Pursuant to the Amendment, the Company extended the maturity of the Revolver to May 23, 2021. Borrowings under the Revolver bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus the applicable margin ranging from 1.55% to 2.40%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Amended Credit Agreement) or (ii) a base rate as set in the Amended Credit Agreement. At September 30, 2017, the interest rate on the Revolver is LIBOR plus 1.55%. No additional amounts were borrowed under the Revolver at closing.

$200 Million Term Loan A

The Amendment also provides for the Term Loan A, which has a maturity date of May 23, 2022. Borrowings under the Term Loan A bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus the applicable margin ranging from 1.50% to 2.35%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Amended Credit Agreement) or (ii) a base rate as set in the Amended Credit Agreement. At September 30, 2017, the interest rate on the Term Loan A was LIBOR plus 1.50%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At closing, the Company drew down on the Term Loan A in full and proceeds were used to pay down a portion of the Revolver.

$500 Million Term Loan B

Pursuant to the Amended Credit Agreement, the Company increased its original $400 million term loan B facility to a $500 million term loan B facility and extended the maturity to May 11, 2024. Borrowings under the Term Loan B bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus 2.25% or (ii) a base rate as set in the Amended Credit Agreement. At September 30, 2017, the interest rate on the Term Loan B was LIBOR plus 2.25%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, the Company drew down on the Term Loan B in full. Net proceeds, after the repayment of the original $400 million term loan B and certain transaction expenses payable at closing, were approximately $114.3 million and were used to pay down a portion of the Revolver.

8. DEFERRED MANAGEMENT RIGHTS PROCEEDS:

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

9. STOCK PLANS:

During the nine months ended September 30, 2017, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $66.52 per award. There were 0.4 million and 0.5 million restricted stock units outstanding at September 30, 2017 and December 31, 2016, respectively.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.7 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and $5.0 million and $4.6 million for the nine months ended September 30, 2017 and 2016, respectively.

10. PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest cost	$891	$966	$2,706	$2,896
Expected return on plan assets	(1,051)	(1,021)	(3,098)	(3,061)
Amortization of net actuarial loss	282	307	861	921
Net settlement loss	1,218	1,567	1,218	1,567

Total net periodic pension expense	$1,340	$1,819	$1,687	$2,323

As a result of increased lump-sum distributions from the Company’s qualified retirement plan during 2017 and 2016, net settlement losses of $1.2 million and $1.6 million were recognized in the three months and nine months ended September 30, 2017 and 2016, respectively. These net settlement losses have been classified as corporate operating expenses in the accompanying condensed consolidated statements of operations.

In addition, the increase in lump-sum distributions required the Company to re-measure its liability under its pension plan as of September 30, 2017. As a result of the re-measurement, partially offset by a decrease in the pension plan’s assumed discount rate from 3.7% at December 31, 2016 to 3.3% at September 30, 2017, the Company recorded a $0.3 million decrease in its liability under the pension plan and a corresponding decrease in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet at September 30, 2017.

Net postretirement benefit income reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest cost	$27	$30	$81	$90
Amortization of net actuarial loss	61	60	184	181
Amortization of prior service credit	(328)	(328)	(985)	(985)

Total net postretirement benefit income	$(240)	$(238)	$(720)	$(714)

11. INCOME TAXES:

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

The Company recorded an income tax provision of $0.5 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively, and $2.0 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively, related to the current period operations of the Company. These results differ from the statutory rate primarily due to the REIT dividends paid deduction and the change in valuation allowance required at the TRSs.

At September 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits.

12. COMMITMENTS AND CONTINGENCIES:

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

On September 18, 2017, the Company’s board of directors declared the Company’s third quarter 2017 cash dividend in the amount of $0.80 per share of common stock, or an aggregate of approximately $41.0 million in cash, which was paid on October 13, 2017 to stockholders of record as of the close of business on September 29, 2017.

Previous Stock Repurchase Authorization

During the nine months ended September 30, 2016, the Company repurchased 0.5 million shares of its common stock for an aggregate purchase price of $24.8 million, which the Company funded using cash on hand and borrowings under its previous revolving credit facility. The repurchased stock, which represents the entirety of shares that were repurchased under the authorization, was cancelled by the Company. The share repurchase program authorization expired as of December 31, 2016, terminating the program.

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

At September 30, 2017 and December 31, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan. These investments consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1. The Company has consistently applied the above valuation techniques in all periods presented and believes it has obtained the most accurate information available for each type of instrument.

The Company had no liabilities required to be measured at fair value at September 30, 2017 and December 31, 2016. The Company’s assets measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, were as follows (in thousands):

		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$24,339	$24,339	$—	$—

Total assets measured at fair value	$24,339	$24,339	$—	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$22,204	$22,204	$—	$—

Total assets measured at fair value	$22,204	$22,204	$—	$—

The remainder of the assets and liabilities held by the Company at September 30, 2017 are not required to be recorded at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 5 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, in connection with the development of Gaylord National, the Company received two bonds (“Series A Bond” and “Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $78.7 million and $71.8 million, respectively, at September 30, 2017. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value at September 30, 2017 and the fair value of the Series B Bond was approximately $54 million at September 30, 2017. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired at September 30, 2017.

15. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s operations are organized into three principal business segments:

•	Hospitality, which includes Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland, the AC Hotel, and the Company’s investment in the Gaylord Rockies joint venture;

•	Entertainment, which includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, and the Company’s other attractions and media and entertainment businesses, as well as the Company’s investment in a joint venture associated with a Times Square restaurant and entertainment venue; and

•	Corporate and Other, which includes the Company’s corporate expenses.

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Hospitality	$229,590	$241,019	$747,117	$747,539
Entertainment	35,134	30,701	92,427	81,893
Corporate and Other	—	—	—	—

Total	$264,724	$271,720	$839,544	$829,432

Depreciation and amortization:
Hospitality	$26,061	$24,401	$76,786	$75,051
Entertainment	1,965	1,637	5,465	4,845
Corporate and Other	520	668	1,611	1,992

Total	$28,546	$26,706	$83,862	$81,888

Operating income:
Hospitality	$36,478	$45,718	$150,281	$154,195
Entertainment	10,548	9,964	25,403	22,418
Corporate and Other	(9,740)	(9,115)	(25,935)	(24,307)
Preopening costs	(877)	—	(1,587)	—

Total operating income	36,409	46,567	148,162	152,306
Interest expense	(16,621)	(15,947)	(49,640)	(48,002)
Interest income	2,957	2,965	8,874	9,116
Loss from joint ventures	(899)	(638)	(2,616)	(2,086)
Other gains and (losses), net	2,554	2,468	1,024	2,288

Income before income taxes	$24,400	$35,415	$105,804	$113,622

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

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2017

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,626,061	$418,382	$—	$2,044,443
Cash and cash equivalents—unrestricted	130	311	522	61,709	—	62,672
Cash and cash equivalents—restricted	—	—	—	14,703	—	14,703
Notes receivable	—	—	—	150,493	—	150,493
Investment in Gaylord Rockies joint venture	—	—	—	88,378	—	88,378
Trade receivables, less allowance	—	—	—	56,684	—	56,684
Prepaid expenses and other assets	—	—	—	85,722	(10,593)	75,129
Intercompany receivables, net	—	—	1,670,070	—	(1,670,070)	—
Investments	979,917	2,886,063	647,247	768,523	(5,281,750)	—

Total assets	$980,047	$2,886,374	$3,943,900	$1,644,594	$(6,962,413)	$2,492,502

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,566,110	$—	$644	$—	$1,566,754
Accounts payable and accrued liabilities	702	20,487	8,802	178,892	(10,593)	198,290
Dividends payable	41,866	—	—	—	—	41,866
Deferred management rights proceeds	—	—	—	177,815	—	177,815
Deferred income tax liabilities, net	209	—	(201)	961	—	969
Other liabilities	—	—	93,798	61,614	—	155,412
Intercompany payables, net	585,874	847,692	—	236,504	(1,670,070)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	512	1	1	2,387	(2,389)	512
Additional paid-in-capital	894,883	713,735	2,831,499	1,473,558	(5,018,792)	894,883
Treasury stock	(11,542)	—	—	—	—	(11,542)
Accumulated deficit	(511,798)	(261,651)	1,010,001	(467,122)	(281,228)	(511,798)
Accumulated other comprehensive loss	(20,659)	—	—	(20,659)	20,659	(20,659)

Total stockholders’ equity	351,396	452,085	3,841,501	988,164	(5,281,750)	351,396

Total liabilities and stockholders’ equity	$980,047	$2,886,374	$3,943,900	$1,644,594	$(6,962,413)	$2,492,502

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,600,288	$397,724	$—	$1,998,012
Cash and cash equivalents - unrestricted	28	1,234	23	57,843	—	59,128
Cash and cash equivalents - restricted	—	—	—	22,062	—	22,062
Notes receivable	—	—	—	152,882	—	152,882
Investment in Gaylord Rockies joint venture	—	—	—	70,440	—	70,440
Trade receivables, less allowance	—	—	—	47,818	—	47,818
Prepaid expenses and other assets	460	42	5	55,407	(503)	55,411
Intercompany receivables, net	—	—	1,640,220	—	(1,640,220)	—
Investments	988,467	2,886,113	546,007	803,618	(5,224,205)	—

Total assets	$988,955	$2,887,389	$3,786,543	$1,607,794	$(6,864,928)	$2,405,753

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,501,895	$—	$659	$—	$1,502,554
Accounts payable and accrued liabilities	740	8,152	11,863	142,940	(490)	163,205
Dividends payable	39,404	—	—	—	—	39,404
Deferred management rights proceeds	—	—	—	180,088	—	180,088
Deferred income tax liabilities, net	828	—	573	68	—	1,469
Other liabilities	—	—	89,989	61,060	(13)	151,036
Intercompany payables, net	579,986	752,852	—	307,382	(1,640,220)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	510	1	1	2,387	(2,389)	510
Additional paid-in-capital	893,102	835,294	2,827,692	1,410,611	(5,073,597)	893,102
Treasury stock	(11,542)	—	—	—	—	(11,542)
Accumulated deficit	(491,805)	(210,805)	856,425	(475,133)	(170,487)	(491,805)
Accumulated other comprehensive loss	(22,268)	—	—	(22,268)	22,268	(22,268)

Total stockholders’ equity	367,997	624,490	3,684,118	915,597	(5,224,205)	367,997

Total liabilities and stockholders’ equity	$988,955	$2,887,389	$3,786,543	$1,607,794	$(6,864,928)	$2,405,753

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2017

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$100,534	$—	$100,534
Food and beverage	—	—	—	104,437	—	104,437
Other hotel revenue	—	—	78,196	28,701	(82,278)	24,619
Entertainment	—	—	—	35,134	—	35,134

Total revenues	—	—	78,196	268,806	(82,278)	264,724
Operating expenses:
Rooms	—	—	—	27,575	—	27,575
Food and beverage	—	—	—	62,649	—	62,649
Other hotel expenses	—	—	11,177	139,029	(78,087)	72,119
Management fees, net	—	—	—	4,708	—	4,708

Total hotel operating expenses	—	—	11,177	233,961	(78,087)	167,051
Entertainment	—	—	—	22,622	(1)	22,621
Corporate	101	424	—	8,695	—	9,220
Preopening costs	—	—	—	877	—	877
Corporate overhead allocation	2,339	—	1,851	—	(4,190)	—
Depreciation and amortization	—	—	14,933	13,613	—	28,546

Total operating expenses	2,440	424	27,961	279,768	(82,278)	228,315

Operating income (loss)	(2,440)	(424)	50,235	(10,962)	—	36,409

Interest expense	—	(16,614)	—	(7)	—	(16,621)
Interest income	—	—	—	2,957	—	2,957
Loss from joint ventures	—	—	—	(899)	—	(899)
Other gains and (losses), net	—	—	—	2,554	—	2,554

Income (loss) before income taxes	(2,440)	(17,038)	50,235	(6,357)	—	24,400
(Provision) benefit for income taxes	—	—	590	(1,120)	—	(530)
Equity in subsidiaries’ earnings, net	26,310	—	—	—	(26,310)	—

Net income (loss)	$23,870	$(17,038)	$50,825	$(7,477)	$(26,310)	$23,870

Comprehensive income (loss)	$25,434	$(17,038)	$50,825	$(5,913)	$(27,874)	$25,434

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

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2017

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$314,577	$—	$314,577
Food and beverage	—	—	—	359,047	—	359,047
Other hotel revenue	—	—	236,517	85,278	(248,302)	73,493
Entertainment	—	—	—	92,451	(24)	92,427

Total revenues	—	—	236,517	851,353	(248,326)	839,544
Operating expenses:
Rooms	—	—	—	83,962	—	83,962
Food and beverage	—	—	—	200,091	—	200,091
Other hotel expenses	—	—	33,533	422,239	(236,192)	219,580
Management fees, net	—	—	—	16,417	—	16,417

Total hotel operating expenses	—	—	33,533	722,709	(236,192)	520,050
Entertainment	—	—	—	61,583	(24)	61,559
Corporate	191	1,226	2	22,905	—	24,324
Preopening costs	—	—	—	1,587	—	1,587
Corporate overhead allocation	6,768	—	5,342	—	(12,110)	—
Depreciation and amortization	—	—	44,617	39,245	—	83,862

Total operating expenses	6,959	1,226	83,494	848,029	(248,326)	691,382

Operating income (loss)	(6,959)	(1,226)	153,023	3,324	—	148,162

Interest expense	—	(49,620)	—	(20)	—	(49,640)
Interest income	—	—	—	8,874	—	8,874
Loss from joint ventures	—	—	—	(2,616)	—	(2,616)
Other gains and (losses), net	—	—	—	1,024	—	1,024

Income (loss) before income taxes	(6,959)	(50,846)	153,023	10,586	—	105,804
(Provision) benefit for income taxes	—	—	553	(2,575)	—	(2,022)
Equity in subsidiaries’ earnings, net	110,741	—	—	—	(110,741)	—

Net income (loss)	$103,782	$(50,846)	$153,576	$8,011	$(110,741)	$103,782

Comprehensive income (loss)	$105,391	$(50,846)	$153,576	$9,620	$(112,350)	$105,391

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$309,385	$—	$309,385
Food and beverage	—	—	—	362,550	—	362,550
Other hotel revenue	—	—	231,074	87,183	(242,653)	75,604
Entertainment	194	—	—	81,867	(168)	81,893

Total revenues	194	—	231,074	840,985	(242,821)	829,432
Operating expenses:
Rooms	—	—	—	82,492	—	82,492
Food and beverage	—	—	—	201,045	—	201,045
Other hotel expenses	—	—	32,749	417,510	(230,749)	219,510
Management fees, net	—	—	—	15,246	—	15,246

Total hotel operating expenses	—	—	32,749	716,293	(230,749)	518,293
Entertainment	—	—	—	54,798	(168)	54,630
Corporate	292	1,217	2	20,804	—	22,315
Corporate overhead allocation	6,748	—	5,156	—	(11,904)	—
Depreciation and amortization	135	—	44,263	37,490	—	81,888

Total operating expenses	7,175	1,217	82,170	829,385	(242,821)	677,126

Operating income (loss)	(6,981)	(1,217)	148,904	11,600	—	152,306

Interest expense	18	(48,896)	254	622	—	(48,002)
Interest income	28	—	—	9,088	—	9,116
Loss from joint ventures	—	—	—	(2,086)	—	(2,086)
Other gains and (losses), net	—	—	(87)	2,375	—	2,288

Income (loss) before income taxes	(6,935)	(50,113)	149,071	21,599	—	113,622
Provision for income taxes	(352)	—	(54)	(1,946)	—	(2,352)
Equity in subsidiaries’ earnings, net	118,557	—	—	—	(118,557)	—

Net income (loss)	$111,270	$(50,113)	$149,017	$19,653	$(118,557)	$111,270

Comprehensive income (loss)	$107,704	$(50,113)	$149,017	$16,087	$(114,991)	$107,704

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2017

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$124,589	$(60,255)	$64,269	$87,167	$—	$215,770

Purchases of property and equipment	—	—	(63,770)	(63,378)	—	(127,148)
Investment in Gaylord Rockies joint venture	—	—	—	(16,309)	—	(16,309)
Investment in other joint ventures	—	—	—	(6,819)	—	(6,819)
Decrease in restricted cash and cash equivalents	—	—	—	7,359	—	7,359
Other investing activities	—	—	—	(4,139)	—	(4,139)

Net cash used in investing activities	—	—	(63,770)	(83,286)	—	(147,056)

Net repayments under revolving credit facility	—	(235,900)	—	—	—	(235,900)
Borrowings under term loan A	—	200,000	—	—	—	200,000
Borrowings under term loan B	—	500,000	—	—	—	500,000
Repayments under term loan B	—	(392,500)	—	—	—	(392,500)
Deferred financing costs paid	—	(12,268)	—	—	—	(12,268)
Payment of dividends	(120,740)	—	—	—	—	(120,740)
Payment of tax withholdings for share-based compensation	(3,775)	—	—	—	—	(3,775)
Other financing activities	28	—	—	(15)	—	13

Net cash provided by (used in) financing activities	(124,487)	59,332	—	(15)	—	(65,170)

Net change in cash and cash equivalents	102	(923)	499	3,866	—	3,544
Cash and cash equivalents at beginning of period	28	1,234	23	57,843	—	59,128

Cash and cash equivalents at end of period	$130	$311	$522	$61,709	$—	$62,672

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$141,202	$(51,999)	$23,151	$86,762	$—	$199,116

Purchases of property and equipment	(8,374)	—	(23,304)	(52,879)	—	(84,557)
Investment in Gaylord Rockies joint venture	—	—	—	(50,443)	—	(50,443)
Investment in other joint ventures	—	—	—	(750)	—	(750)
Proceeds from sale of Peterson LOI	6,785	—	—	—	—	6,785
Increase in restricted cash and cash equivalents	—	—	—	(3,517)	—	(3,517)
Other investing activities	—	—	28	995	—	1,023

Net cash provided by (used in) investing activities	(1,589)	—	(23,276)	(106,594)	—	(131,459)

Net repayments under revolving credit facility	—	60,500	—	—	—	60,500
Net borrowings under term loan B	—	(3,000)	—	—	—	(3,000)
Repayment of note payable related to purchase of AC Hotel	—	(6,000)	—	—	—	(6,000)
Repurchase of Company stock for retirement	(24,811)	—	—	—	—	(24,811)
Payment of dividends	(112,900)	—	—	—	—	(112,900)
Payment of tax withholdings for share-based compensation	(3,150)	—	—	—	—	(3,150)
Other financing activities	1,284	—	—	(13)	—	1,271

Net cash provided by (used in) financing activities	(139,577)	51,500	—	(13)	—	(88,090)

Net change in cash and cash equivalents	36	(499)	(125)	(19,845)	—	(20,433)
Cash and cash equivalents at beginning of period	23	1,578	158	54,532	—	56,291

Cash and cash equivalents at end of period	$59	$1,079	$33	$34,687	$—	$35,858

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Ryman Hospitality Properties, Inc. (“Ryman”) is a Delaware corporation that conducts its operations so as to maintain its qualification as a real estate investment trust (“REIT”) for federal income tax purposes. The Company conducts its business through an umbrella partnership REIT, in which substantially all of its assets are held by, and operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”). RHP Finance Corporation, a Delaware corporation (“Finco”) was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being a co-issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10-Q and Ryman’s other reports, documents or other information filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this report, we use the terms, the “Company,” “we” or “our” to refer to Ryman Hospitality Properties, Inc. and its subsidiaries unless the context indicates otherwise.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2016, included in our Annual Report on Form 10-K that was filed with the SEC on February 28, 2017.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT for federal income tax purposes; (ii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iii) our announced dividend policy, including the frequency and amount of any dividend we may pay; (iv) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and our investment in the Gaylord Rockies joint venture (defined below); (v) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vi) our anticipated capital expenditures and investments; (vii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; and (viii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,811 rooms that are managed by Marriott under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned assets managed by Marriott include Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, the General Jackson Showboat (“General Jackson”), the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National. We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; and WSM-AM, the Opry’s radio home.

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

Gaylord Rockies Resort & Convention Center

As further discussed in Note 6 to the condensed consolidated financial statements included herein, in March 2016, certain subsidiaries of the Company entered into a series of agreements with affiliates of RIDA Development Corporation (“RIDA”) and Ares Management, L.P. (“Ares”) with respect to an equity investment in the Gaylord Rockies Resort & Convention Center in Aurora, Colorado (“Gaylord Rockies”), which is being developed by RIDA and Ares. The hotel will be managed by an affiliate of Marriott pursuant to a long-term management contract and is expected to consist of a 1,500-room resort hotel with over 485,000 square feet of exhibition, meeting, pre-function and outdoor space. The hotel is expected to be completed in late 2018 and has a total estimated project cost of approximately $800 million.

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

A subsidiary of the Company is providing designated asset management services on behalf of the hotel during the construction period in exchange for a flat fee, and after opening of the hotel, in exchange for a fee based on the hotel’s gross revenues on an annual basis.

In connection with the agreements, we agreed to provide certain guarantees of the hotel’s construction loan and mezzanine debt. See Note 6 to the condensed consolidated financial statements included herein for additional discussion of these guarantees.

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

Dividend Policy

Pursuant to our current dividend policy, we plan to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. On February 28, 2017, our board of directors declared our first quarter 2017 cash dividend in the amount of $0.80 per share of common stock, or an aggregate of approximately $40.9 million in cash, which was paid on April 14, 2017 to stockholders of record as of the close of business on March 31, 2017. On June 9, 2017, our board of directors declared our second quarter 2017 cash dividend in the amount of $0.80 per share of common stock, or an aggregate of approximately $41.0 million in cash, which was paid on July 14, 2017 to stockholders of record as of the close of business on June 19, 2017. On September 18, 2017, our board of directors declared our third quarter 2017 cash dividend in the amount of $0.80 per share of common stock, or an aggregate of approximately $41.0 million in cash, which was paid on October 13, 2017 to stockholders of record as of the close of business on September 29, 2017. We currently plan to pay a quarterly cash dividend of $0.80 per share of common stock in January 2018. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

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

Expansion of Hotel Asset Portfolio. While our short-term capital allocation strategy has focused on returning capital to stockholders, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. As a REIT, we do not view independent, large-scale development of resort and convention hotels as a part of our long-term growth strategy.

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. To this end, we are investing in the Opry City Stage, a joint venture to open a four-level entertainment complex in Times Square, as well as a Company-owned, Blake Shelton-themed five-level bar, music venue and event space in Nashville named after the Shelton hit “Ole Red.”

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland, the AC Hotel, and our investment in the Gaylord Rockies joint venture.

•	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, our other attractions, media and entertainment businesses, and our investment in the Opry City Stage joint venture.

•	Corporate and Other, consisting of our corporate expenses.

For the three months and nine months ended September 30, 2017 and 2016, our total revenues were divided among these business segments as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2017	2016	2017	2016
Hospitality	87%	89%	89%	90%
Entertainment	13%	11%	11%	10%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and nine months ended September 30, 2017 and 2016. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

		Unaudited				Unaudited
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	%	2016	%	2017	%	2016	%
Income Statement Data:
REVENUES:
Rooms	$100,534	38.0%	$101,085	37.2%	$314,577	37.5%	$309,385	37.3%
Food and beverage	104,437	39.5%	113,100	41.6%	359,047	42.8%	362,550	43.7%
Other hotel revenue	24,619	9.3%	26,834	9.9%	73,493	8.8%	75,604	9.1%
Entertainment	35,134	13.3%	30,701	11.3%	92,427	11.0%	81,893	9.9%

Total revenues	264,724	100.0%	271,720	100.0%	839,544	100.0%	829,432	100.0%

OPERATING EXPENSES:
Rooms	27,575	10.4%	28,371	10.4%	83,962	10.0%	82,492	9.9%
Food and beverage	62,649	23.7%	64,790	23.8%	200,091	23.8%	201,045	24.2%
Other hotel expenses	72,119	27.2%	73,331	27.0%	219,580	26.2%	219,510	26.5%
Hotel management fees, net	4,708	1.8%	4,408	1.6%	16,417	2.0%	15,246	1.8%
Entertainment	22,621	8.5%	19,100	7.0%	61,559	7.3%	54,630	6.6%
Corporate	9,220	3.5%	8,447	3.1%	24,324	2.9%	22,315	2.7%
Preopening costs	877	0.3%	—	0.0%	1,587	0.2%	—	0.0%
Depreciation and amortization:
Hospitality	26,061	9.8%	24,401	9.0%	76,786	9.1%	75,051	9.0%
Entertainment	1,965	0.7%	1,637	0.6%	5,465	0.7%	4,845	0.6%
Corporate and Other	520	0.2%	668	0.2%	1,611	0.2%	1,992	0.2%

Total depreciation and amortization	28,546	10.8%	26,706	9.8%	83,862	10.0%	81,888	9.9%

Total operating expenses	228,315	86.2%	225,153	82.9%	691,382	82.4%	677,126	81.6%

OPERATING INCOME:
Hospitality	36,478	15.9%	45,718	19.0%	150,281	20.1%	154,195	20.6%
Entertainment	10,548	30.0%	9,964	32.5%	25,403	27.5%	22,418	27.4%
Corporate and Other	(9,740)	(A )	(9,115)	(A )	(25,935)	(A )	(24,307)	(A )
Preopening costs	(877)	(A )	—	(A )	(1,587)	(A )	—	(A )

Total operating income	36,409	13.8%	46,567	17.1%	148,162	17.6%	152,306	18.4%
Interest expense	(16,621)	(A )	(15,947)	(A )	(49,640)	(A )	(48,002)	(A )
Interest income	2,957	(A )	2,965	(A )	8,874	(A )	9,116	(A )
Loss from joint ventures	(899)	(A )	(638)	(A )	(2,616)	(A )	(2,086)	(A )
Other gains and (losses), net	2,554	(A )	2,468	(A )	1,024	(A )	2,288	(A )
Provision for income taxes	(530)	(A )	(1,822)	(A )	(2,022)	(A )	(2,352)	(A )

Net income	$23,870	(A )	$33,593	(A )	$103,782	(A )	$111,270	(A )

(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months and nine months ended September 30, 2017 and 2016 (in thousands, except percentages and per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Total revenues	$264,724	$271,720	-2.6%	$839,544	$829,432	1.2%
Total operating expenses	228,315	225,153	1.4%	691,382	677,126	2.1%
Operating income	36,409	46,567	-21.8%	148,162	152,306	-2.7%
Net income	23,870	33,593	-28.9%	103,782	111,270	-6.7%
Net income per share—fully diluted	0.46	0.66	-30.3%	2.02	2.17	-6.9%

Total Revenues

The decrease in our total revenues for the three months ended September 30, 2017, as compared to the same period in 2016, is attributable to a $11.4 million decrease in our Hospitality segment revenues, partially offset by an increase in our Entertainment segment revenues of $4.4 million, each as discussed more fully below. The increase in our total revenues for the nine months ended September 30, 2017, as compared to the same period in 2016, is attributable to an increase in our Entertainment segment revenues of $10.5 million, partially offset by a decrease in our Hospitality segment revenues of $0.4 million, each as discussed more fully below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended September 30, 2017, as compared to the same period in 2016, is primarily the result of an increase in our Entertainment segment expenses of $3.5 million and an increase of $1.8 million in depreciation and amortization expense, partially offset by a decrease in our Hospitality segment expenses of $3.8 million, each as discussed more fully below. The increase in our total operating expenses for the nine months ended September 30, 2017, as compared to the same period in 2016, is primarily the result of an increase in our Entertainment segment, Corporate segment, and Hospitality segment expenses of $6.9 million, $2.0 million and $1.8 million, respectively, as well as an increase in depreciation and amortization and preopening expenses of $2.0 million and $1.6 million, respectively, each as discussed more fully below.

Net Income

The decrease in our net income to $23.9 million for the three months ended September 30, 2017, as compared to $33.6 million for the same period in 2016, was due to the changes in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $1.3 million decrease in the provision for income taxes in the 2017 period.

•	A $0.7 million increase in interest expense for the 2017 period, due primarily to increased interest expense associated with our new term loan A and increased borrowings under our refinanced term loan B. These increases were partially offset by increased capitalized interest in the current period.

The decrease in our net income to $103.8 million for the nine months ended September 30, 2017, as compared to $111.3 million for the same period in 2016, was due to the changes in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $1.6 million increase in interest expense, due primarily to the 2017 period including the write-off of $0.9 million in deferred financing costs associated with the refinancing of our credit facility.

•	A $1.3 million decrease in Other gains and losses, net, primarily due to the 2017 period including a loss on certain assets that were disposed of in our Entertainment and Corporate segments.

Factors and Trends Contributing to Performance

The most important factors and trends contributing to our performance during the three months and nine months ended September 30, 2017 described herein were:

•	Decreased outside-the-room spending at Gaylord Palms during the 2017 periods, as compared to the 2016 periods (a decrease of 18.7% and 7.4%, respectively), primarily due to the impacts of Hurricane Irma during September 2017. The nine-month 2017 decrease was partially offset by an increase in ADR during the 2017 period (an increase of 5.6%), due to an increase in both group and transient rates.

•	Decreased outside-the-room spending at Gaylord Opryland during the 2017 periods, as compared to the 2016 periods (a decrease of 9.4% and 1.8%, respectively), primarily due to a decrease in banquets, as well as a decrease in attrition and cancellation fee collections.

•	Decreased occupancy at Gaylord Texan during the 2017 periods, as compared to the 2016 periods (a decrease of 7.0 and 2.6 points of occupancy, respectively), due primarily to a decrease in groups.

•	Increased occupancy and outside-the-room spending at Gaylord National during the nine-month 2017 period, as compared to the nine-month 2016 period. The increase in occupancy (an increase of 5.3 points of occupancy) is primarily the result of an increase in groups. The increase in outside-the-room spending (an increase of 3.1%) is primarily attributable to an increase in banquets, including inauguration-related banquets.

•	Increased revenue for our Entertainment segment during the 2017 periods, as compared to the 2016 periods (an increase of 14.4% and 12.9%, respectively), due primarily to increased shows, attendance and ancillary business, such as tours and retail, at the Grand Ole Opry and Ryman Auditorium, and increased revenues at the Wildhorse Saloon, due primarily to increased business attributable to the achieved benefits of a 2016 renovation.

•	Increased attrition levels for the three-month 2017 period, as compared to the three-month 2016 period. Attrition for the three-month 2017 period was 15.5%, compared to 13.4% in the three-month 2016 period. The primary driver for this increase was Hurricane Irma and its impact on Gaylord Palms.

•	Decreased net definite group room nights booked during the 2017 periods, as compared to the 2016 periods (a decrease of 3.9% and 5.7%, respectively). The three-month 2017 decrease was primarily the result of the current period impact of Hurricane Irma on Gaylord Palms. The nine-month decrease was primarily the current period result of Hurricane Irma, as well as the future cancellation of an individual group that had booked 17 different meetings through 2025.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and nine months ended September 30, 2017 and 2016 (in thousands, except percentages and performance metrics):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Rooms	$100,534	$101,085	-0.5%	$314,577	$309,385	1.7%
Food and beverage	104,437	113,100	-7.7%	359,047	362,550	-1.0%
Other hotel revenue	24,619	26,834	-8.3%	73,493	75,604	-2.8%

Total hospitality revenue	229,590	241,019	-4.7%	747,117	747,539	-0.1%
Hospitality operating expenses:
Rooms	27,575	28,371	-2.8%	83,962	82,492	1.8%
Food and beverage	62,649	64,790	-3.3%	200,091	201,045	-0.5%
Other hotel expenses	72,119	73,331	-1.7%	219,580	219,510	0.0%
Management fees, net	4,708	4,408	6.8%	16,417	15,246	7.7%
Depreciation and amortization	26,061	24,401	6.8%	76,786	75,051	2.3%

Total Hospitality operating expenses	193,112	195,301	-1.1%	596,836	593,344	0.6%

Hospitality operating income (1)	$36,478	$45,718	-20.2%	$150,281	$154,195	-2.5%

Hospitality performance metrics:
Occupancy	75.5%	75.5%	0.0%	75.0%	74.6%	0.5%
ADR	$174.20	$175.22	-0.6%	$185.08	$182.46	1.4%
RevPAR (2)	$131.56	$132.32	-0.6%	$138.73	$136.08	1.9%
Total RevPAR (3)	$300.45	$315.50	-4.8%	$329.48	$328.79	0.2%
Net Definite Group Room Nights Booked	482,732	502,564	-3.9%	1,179,521	1,251,086	-5.7%

(1)	Hospitality segment operating income does not include the effect of $0.2 million of preopening costs in the nine-month 2017 period. See discussion of preopening costs below.
(2)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(3)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The decrease in total Hospitality segment revenue in the three months ended September 30, 2017, as compared to the same period in 2016, is primarily due to decreases of $5.0 million, $2.6 million, $2.3 million and $2.1 million at Gaylord Palms, Gaylord Opryland, Gaylord Texan and Gaylord National, respectively. The decrease in total Hospitality segment revenue in the nine months ended September 30, 2017, as compared to the same period in 2016, is primarily due to decreases of $4.0 million, $2.8 million and $2.6 million at Gaylord Palms, Gaylord Texan and Gaylord Opryland, respectively, partially offset by increases of $6.7 million and $1.6 million at Gaylord National and the AC Hotel, respectively. See below for further discussion.

Total Hospitality segment revenues in the three months and nine months ended September 30, 2017 include $2.4 million and $6.6 million, respectively, in attrition and cancellation fee collections, a decrease of $1.2 million and $2.1 million, respectively, from the 2016 periods.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Group	69%	73%	74%	75%
Transient	31%	27%	26%	25%

Rooms operating expenses decreased slightly in the three months ended September 30, 2017, as compared to the same period in 2016. Rooms operating expenses increased in the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to an increase at Gaylord National, as described below.

Food and beverage operating expenses decreased in the three months ended September 30, 2017, as compared to the same period in 2016, primarily attributable to a decrease at Gaylord Palms. The decrease in food and beverage operating expenses in the nine months ended September 30, 2017, as compared to the same period in 2016, is primarily attributable to decreases at Gaylord Palms and Gaylord Opryland, partially offset by an increase at Gaylord National, as described below.

Other hotel expenses for the three months and nine months ended September 30, 2017 and 2016 consist of the following (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Administrative employment costs	$26,416	$25,941	1.8%	$80,008	$78,641	1.7%
Utilities	7,440	7,548	-1.4%	20,768	20,682	0.4%
Property taxes	8,312	8,396	-1.0%	25,118	24,050	4.4%
Other	29,951	31,446	-4.8%	93,686	96,137	-2.5%

Total other hotel expenses	$72,119	$73,331	-1.7%	$219,580	$219,510	0.0%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months and nine months ended September 30, 2017, as compared to the same periods in 2016, primarily due to slight increases at Gaylord Opryland and Gaylord National. Utility costs remained stable during the three months and nine months ended September 30, 2017, as compared to the same periods in 2016. Property taxes were stable during the three months ended September 30, 2017, as compared to the same period in 2016, and increased during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to increases at Gaylord Texan and Gaylord National due to increased property valuations. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, decreased during the three months and nine months ended September 30, 2017, as compared to the same periods in 2016, primarily as a result of various decreases at Gaylord Palms, Gaylord Texan and Gaylord National, partially offset by various increases at Gaylord Opryland.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. In the three months ended September 30, 2017 and 2016, we incurred $4.7 million and $4.8 million, respectively, and in the nine months ended September 30, 2017 and 2016, we incurred $15.1 million and $15.0 million, respectively, related to base management fees for our Hospitality segment. In the three months ended September 30, 2017 and 2016, we also incurred $0.8 million and $0.3 million, respectively, and in the nine months ended September 30, 2017 and 2016, we incurred $3.6 million and $2.5 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 8 to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three months and nine months ended September 30, 2017, as compared to the same periods in 2016. The increase during the three-month 2017 period was primarily a result of an increase at Gaylord Opryland and the nine-month 2017 increase was primarily a result of the increase at Gaylord Opryland, partially offset by a decrease at Gaylord National, as described below.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and nine months ended September 30, 2017 and 2016.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and nine months ended September 30, 2017 and 2016 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Rooms	$36,009	$34,414	4.6%	$101,956	$102,121	-0.2%
Food and beverage	30,227	32,817	-7.9%	101,899	103,237	-1.3%
Other hotel revenue	10,001	11,609	-13.9%	27,604	28,704	-3.8%

Total revenue	76,237	78,840	-3.3%	231,459	234,062	-1.1%
Operating expenses:
Rooms	8,715	8,801	-1.0%	24,961	25,414	-1.8%
Food and beverage	17,315	17,513	-1.1%	54,604	55,606	-1.8%
Other hotel expenses	22,520	21,949	2.6%	67,369	66,003	2.1%
Management fees, net	1,766	1,460	21.0%	5,716	5,125	11.5%
Depreciation and amortization	8,765	7,460	17.5%	25,235	22,349	12.9%

Total operating expenses	59,081	57,183	3.3%	177,885	174,497	1.9%
Performance metrics:
Occupancy	76.9%	75.0%	2.5%	72.7%	74.5%	-2.4%
ADR	$176.13	$172.90	1.9%	$177.82	$173.41	2.5%
RevPAR	$135.53	$129.63	4.6%	$129.32	$129.27	0.0%
Total RevPAR	$286.93	$296.98	-3.4%	$293.57	$296.28	-0.9%

Rooms revenue and RevPAR increased at Gaylord Opryland during the three months ended September 30, 2017, as compared to the same period in 2016, as the result of an increase in occupancy and ADR for transient. Rooms revenue and RevPAR were stable in the nine-month 2017 period, as an increase in ADR for both group and transient rates offset a decrease in occupancy for both group and transient. Rooms revenue and RevPAR were negatively impacted during the 2017 periods by a rooms renovation project, which resulted in approximately 12,250 and 49,300 room nights out of service, respectively. The rooms renovation project was completed in September 2017. In addition, the three- and nine-month 2016 periods were also negatively impacted by a separate rooms renovation project that resulted in approximately 19,700 and 28,300 room nights out of service during the three-month and nine-month periods, respectively. Rooms expenses remained stable during the 2017 periods, as compared to the same periods in 2016.

The decrease in food and beverage revenue at Gaylord Opryland during the three months and nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily due to a decrease in banquets. Food and beverage expenses decreased in the 2017 periods, as compared to the same periods in 2016, due to decreased variable costs associated with the decrease in revenue.

Other hotel revenue decreased at Gaylord Opryland during the three months and nine months ended September 30, 2017, as compared to the same periods in 2016, primarily due to a decrease in collections of attrition and cancellation fees. Other hotel expenses increased in the 2017 periods, as compared to the same periods in 2016, primarily due to increased utility costs due to an increase in rates.

Depreciation and amortization increased at Gaylord Opryland during the three months and nine months ended September 30, 2017, as compared to the same periods in 2016, primarily as a result of rooms renovations in both 2016 and 2017 that resulted in increased depreciable asset levels in 2017.

Gaylord Palms Results. The results of Gaylord Palms for the three months and nine months ended September 30, 2017 and 2016 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Rooms	$14,667	$14,445	1.5%	$54,526	$51,724	5.4%
Food and beverage	18,330	22,677	-19.2%	71,635	76,557	-6.4%
Other hotel revenue	4,241	5,085	-16.6%	13,458	15,368	-12.4%

Total revenue	37,238	42,207	-11.8%	139,619	143,649	-2.8%
Operating expenses:
Rooms	3,572	3,973	-10.1%	12,192	11,787	3.4%
Food and beverage	11,292	12,741	-11.4%	38,550	39,862	-3.3%
Other hotel expenses	13,821	15,202	-9.1%	45,882	47,129	-2.6%
Management fees, net	692	802	-13.7%	3,079	2,971	3.6%
Depreciation and amortization	4,753	4,773	-0.4%	14,307	14,243	0.4%

Total operating expenses	34,130	37,491	-9.0%	114,010	115,992	-1.7%
Performance metrics:
Occupancy	73.3%	73.4%	-0.1%	77.8%	77.8%	0.0%
ADR	$153.62	$151.02	1.7%	$181.32	$171.70	5.6%
RevPAR	$112.59	$110.88	1.5%	$141.05	$133.63	5.6%
Total RevPAR	$285.85	$323.99	-11.8%	$361.18	$371.11	-2.7%

Rooms revenue and RevPAR increased at Gaylord Palms during the three months and nine months ended September 30, 2017, as compared to the same periods in 2016, due to an increase in ADR for both 2017 periods for both group and transient rates, and an increase in transient occupancy for both 2017 periods. Rooms expenses decreased during the three-month 2017 period and increased during the nine-month 2017 period, as compared to the same periods in 2016. The three-month 2017 decrease was primarily due to decreased commission costs, and the nine-month 2017 increase was primarily due to increased commission costs.

Food and beverage revenue decreased at Gaylord Palms during the three months and nine months ended September 30, 2017, as compared to the same periods in 2016, due primarily to a decrease in banquets from group cancellations related to Hurricane Irma in September 2017. Food and beverage expenses decreased in the three months and nine months ended September 30, 2017, as compared to the same periods in 2016, primarily as a result of a decrease in variable costs associated with the decrease in revenue.

Other hotel revenue at Gaylord Palms decreased during the three months and nine months ended September 30, 2017, as compared to the same periods in 2016. The three-month 2017 decrease is primarily the result of the 2016 period including the collection of a group contract settlement. The nine-month 2017 decrease is primarily due to decreased collection of attrition and cancellation fees. Other hotel expenses decreased in the 2017 periods, as compared to the same periods in 2016, primarily as a result of a decrease in sales and marketing costs.

Depreciation and amortization were stable at Gaylord Palms during the three months and nine months ended September 30, 2017, as compared to the same periods in 2016.

Gaylord Texan Results. The results of Gaylord Texan for the three months and nine months ended September 30, 2017 and 2016 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Rooms	$19,178	$21,266	-9.8%	$58,682	$61,621	-4.8%
Food and beverage	25,289	26,055	-2.9%	84,902	85,038	-0.2%
Other hotel revenue	5,699	5,161	10.4%	16,099	15,844	1.6%

Total revenue	50,166	52,482	-4.4%	159,683	162,503	-1.7%
Operating expenses:
Rooms	4,212	4,482	-6.0%	12,792	12,691	0.8%
Food and beverage	14,141	14,601	-3.2%	44,151	44,398	-0.6%
Other hotel expenses	15,286	15,682	-2.5%	44,959	45,293	-0.7%
Management fees, net	951	870	9.3%	3,434	3,288	4.4%
Depreciation and amortization	5,175	5,060	2.3%	15,425	15,090	2.2%

Total operating expenses	39,765	40,695	-2.3%	120,761	120,760	0.0%
Performance metrics:
Occupancy	75.0%	82.0%	-8.5%	75.7%	78.3%	-3.3%
ADR	$183.90	$186.55	-1.4%	$187.80	$190.09	-1.2%
RevPAR	$137.96	$152.98	-9.8%	$142.26	$148.84	-4.4%
Total RevPAR	$360.87	$377.54	-4.4%	$387.11	$392.51	-1.4%

Rooms revenue and RevPAR decreased at Gaylord Texan during the three months and nine months ended September 30, 2017, as compared to the same periods in 2016, due to decreased occupancy due to a decrease in group rooms, partially attributable to Hurricane Harvey in August 2017, and decreased ADR for both group and transient rates. Rooms expenses decreased during the three-month 2017 period, as compared to the same period in 2016, primarily due to decreased variable expenses associated with the decrease in occupancy. Rooms expenses increased during the nine-month 2017 period, as compared to the same period in 2016, as decreased variable expenses associated with the decrease in occupancy were offset by increased group commissions.

Food and beverage revenue decreased at Gaylord Texan during the three months and nine months ended September 30, 2017, as compared to the same periods in 2016, due primarily to decreases in both banquets and food and beverage outlet revenue. Food and beverage expenses decreased in the 2017 periods, as compared to the same periods in 2016, primarily due to the decrease in variable costs associated with the decrease in revenue.

Other hotel revenue at Gaylord Texan increased during the three months and nine months ended September 30, 2017, as compared to the same periods in 2016, primarily as a result of an increase in attrition and cancellation fee collections. Other hotel expenses decreased in the 2017 periods, as compared to the same periods in 2016, due primarily to a decrease in sales and marketing expense, partially offset by an increase in property taxes due to an increased property valuation.

Depreciation and amortization increased slightly at Gaylord Texan during the three months and nine months ended September 30, 2017, as compared to the same periods in 2016.

Gaylord National Results. The results of Gaylord National for the three months and nine months ended September 30, 2017 and 2016 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Rooms	$25,181	$25,851	-2.6%	$82,537	$79,253	4.1%
Food and beverage	29,177	30,298	-3.7%	96,776	94,097	2.8%
Other hotel revenue	4,578	4,851	-5.6%	16,075	15,355	4.7%

Total revenue	58,936	61,000	-3.4%	195,388	188,705	3.5%
Operating expenses:
Rooms	9,617	9,752	-1.4%	29,798	28,837	3.3%
Food and beverage	18,884	19,036	-0.8%	59,957	58,563	2.4%
Other hotel expenses	18,465	18,503	-0.2%	55,161	55,301	-0.3%
Management fees, net	960	999	-3.9%	3,244	3,114	4.2%
Depreciation and amortization	6,701	6,462	3.7%	19,830	21,423	-7.4%

Total operating expenses	54,627	54,752	-0.2%	167,990	167,238	0.4%
Performance metrics:
Occupancy	74.2%	72.4%	2.5%	75.1%	69.8%	7.6%
ADR	$184.89	$194.37	-4.9%	$201.77	$207.48	-2.8%
RevPAR	$137.13	$140.78	-2.6%	$151.47	$144.91	4.5%
Total RevPAR	$320.95	$332.19	-3.4%	$358.57	$345.04	3.9%

Rooms revenue and RevPAR decreased at Gaylord National during the three months ended September 30, 2017, as compared to the same period in 2016, due to a decrease in transient ADR, partially offset by an increase in transient occupancy. Rooms revenue and RevPAR increased at Gaylord National during the nine months ended September 30, 2017, as compared to the same period in 2016, due to an increase in group occupancy, partially offset by a decrease in transient ADR. The increase in group occupancy in the nine-month 2017 period, as compared to 2016, was partially attributed to a large winter storm during the first quarter of 2016 that caused a decrease in 2016 occupancy. Rooms expenses decreased at Gaylord National during the three-month 2017 period, as compared to the same period in 2016, primarily due to a decrease in commission cost. Rooms expenses at Gaylord National increased during the nine-month 2017 period, as compared to the same period in 2016, primarily due to the increase in variable costs associated with the increase in occupancy.

Food and beverage revenue decreased at Gaylord National during the three months ended September 30, 2017, as compared to the same period in 2016, primarily as a result of a decrease in banquets. Food and beverage revenue increased at Gaylord National during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily as a result of an increase in banquets, including inauguration-related banquets. Food and beverage expenses decreased in the three-month 2017 period, and increased in the nine-month 2017 period, as compared to the same periods in 2016, primarily due to the change in variable costs associated with the change in revenue.

Other hotel revenue decreased during the three months ended September 30, 2017, as compared to the same period in 2016, primarily due to a decrease in attrition and cancellation fee collections, partially offset by an increase in ancillary revenue, such as parking and resort fees, associated with the increase in occupancy. Other hotel revenue increased during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to an increase in ancillary revenue, partially offset by a decrease in attrition and cancellation fee collections. Other hotel expenses remained stable in the 2017 periods, as compared to the same periods in 2016.

Depreciation and amortization at Gaylord National increased during the three months ended September 30, 2017, as compared to the same period in 2016, primarily due to the completion of a new riverfront ballroom in 2017, and the resulting increase in depreciable asset levels. Depreciation and amortization decreased during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to the increased depreciation as a result of the riverfront ballroom being offset by a portion of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2008 becoming fully depreciated during 2016.

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months and nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues	$35,134	$30,701	14.4%	$92,427	$81,893	12.9%
Operating expenses	22,621	19,100	18.4%	61,559	54,630	12.7%
Depreciation and amortization	1,965	1,637	20.0%	5,465	4,845	12.8%

Operating income (1)	$10,548	$9,964	5.9%	$25,403	$22,418	13.3%

(1)	Entertainment segment operating income does not include the effect of $0.9 million and $1.4 million of preopening costs in the 2017 periods, respectively. See discussion of preopening costs below.

Entertainment segment revenue increased during the three months and nine months ended September 30, 2017, as compared to the same periods in 2016, primarily due to increases at the Grand Ole Opry and Ryman Auditorium, due to increased shows and attendance and increased ancillary business such as tours and retail. Included in the nine-month 2017 increase are increased revenues at the Wildhorse Saloon, due primarily to increased business attributable to the achieved benefits of a 2016 renovation.

Entertainment operating expenses increased during the three months and nine months ended September 30, 2017, as compared to the same periods in 2016, primarily as a result of increased compensation and consulting costs, as well as increased variable costs associated with the increase in revenue.

Entertainment depreciation expense increased in the three months and nine months ended September 30, 2017, as compared to the same periods in 2016, primarily due to an increase at the Wildhorse Saloon associated with increased depreciable asset levels as a result of the 2016 renovation.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Operating expenses	$9,220	$8,447	9.2%	$24,324	$22,315	9.0%
Depreciation and amortization	520	668	-22.2%	1,611	1,992	-19.1%

Operating loss	$(9,740)	$(9,115)	6.9%	$(25,935)	$(24,307)	6.7%

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, increased in the three months and nine months ended September 30, 2017, as compared to the same periods in 2016, primarily due to increased administrative and employment costs associated with supporting our growth initiatives within our Hospitality and Entertainment segments.

Corporate and Other depreciation and amortization expense decreased in the three months and nine months ended September 30, 2017, as compared with the same periods in 2016.

Operating Results – Preopening Costs

Preopening costs during the three months and nine months ended September 30, 2017 include costs associated with a riverfront ballroom at Gaylord National, which opened in the second quarter of 2017, and costs associated with our various Entertainment segment projects.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Interest expense	$(16,621)	$(15,947)	4.2%	$(49,640)	$(48,002)	3.4%
Interest income	2,957	2,965	-0.3%	8,874	9,116	-2.7%
Loss from joint ventures	(899)	(638)	-40.9%	(2,616)	(2,086)	-25.4%
Other gains and (losses), net	2,554	2,468	3.5%	1,024	2,288	-55.2%
Provision for income taxes	(530)	(1,822)	70.9%	(2,022)	(2,352)	14.0%

Interest Expense

Interest expense increased $0.7 million during the three months ended September 30, 2017, as compared to the same period in 2016, due primarily to increased interest expense associated with our new term loan A and increased borrowings under our refinanced term loan B. These increases were partially offset by increased capitalized interest in the current period.

Interest expense increased $1.6 million during the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to the write-off of $0.9 million in deferred financing costs associated with the refinancing of our credit facility, as well as increased interest expense associated with our revolving credit facility due to higher average borrowings, our new term loan A and increased borrowings under our refinanced term loan B. These increases were partially offset by increased capitalized interest in the current year.

Cash interest expense increased $1.6 million to $16.9 million in the three months and increased $3.8 million to $49.1 million in the nine months ended September 30, 2017, as compared to the same periods in 2016. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts and the write-off of deferred financing costs, offset by capitalized interest, decreased $1.0 million to $(0.2) million in the three months and decreased $2.2 million to $0.5 million in the nine months ended September 30, 2017, as compared to the same periods in 2016.

Our weighted average interest rate on our borrowings, excluding the write-off of $0.9 million in deferred financing costs during the nine-month 2017 period, was 4.5% and 4.2% for the three months and 4.4% and 4.3% for the nine months ended September 30, 2017 and 2016, respectively.

Interest Income

Interest income for the three months and nine months ended September 30, 2017 and 2016 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

Loss from Joint Ventures

The loss from joint ventures for the three months and nine months ended September 30, 2017 and 2016 primarily represents preopening expenses related to joint ventures that we entered into related to Opry City Stage in Times Square in New York City and the investment in Gaylord Rockies. Opry City Stage is anticipated to open in fourth quarter 2017, and Gaylord Rockies is anticipated to open in late 2018.

Other Gains and (Losses), net

Other gains and (losses), net for the three months and nine months ended September 30, 2017 and 2016 primarily includes gains of $2.6 million and $2.5 million from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses. The nine-month 2017 period also includes a loss on certain assets that were disposed of in our Entertainment and Corporate segments.

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

For the three months ended September 30, 2017 and 2016, we recorded an income tax provision of $0.5 million and $1.8 million, respectively. For the nine months ended September 30, 2017 and 2016, we recorded an income tax provision of $2.0 million and $2.4 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction and the change in valuation allowance required at the TRSs.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the nine months ended September 30, 2017, our net cash flows provided by operating activities were $215.8 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $197.0 million and favorable changes in working capital of approximately $18.8 million. The favorable changes in working capital primarily resulted from an increase in accounts payable and accrued liabilities primarily attributable to an increase in deferred revenues associated with our Christmas-related programs and an increase in accrued interest on our outstanding debt.

During the nine months ended September 30, 2016, our net cash flows provided by operating activities were $199.1 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $201.7 million, partially offset by unfavorable changes in working capital of approximately $2.6 million.

Cash Flows From Investing Activities. During the nine months ended September 30, 2017, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $127.1 million, and our investment of $16.3 million in the Gaylord Rockies joint venture. Purchases of property and equipment consisted primarily of the expansion of the guest rooms and convention space at Gaylord Texan, the renovation of a portion of the guest rooms at Gaylord Opryland, the commencement of construction of the new waterpark at Gaylord Opryland, a freestanding event ballroom and an expanded event space at Gaylord National, and ongoing maintenance capital expenditures for our existing properties.

During the nine months ended September 30, 2016, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $84.6 million, our investment of $50.4 million in the Gaylord Rockies joint venture, and an increase in restricted cash and cash equivalents associated with the furniture, fixtures, and equipment (“FF&E”) reserve that we are obligated to maintain for future planned and emergency-related capital expenditures at the properties that Marriott manages for us. These uses of cash were partially offset by the receipt of $6.8 million in proceeds related to the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland. Purchases of property and equipment consisted primarily of the renovation of a portion of the guest rooms at Gaylord Opryland, the freestanding event ballroom and expanded event space at Gaylord National, the expansion of the guest rooms and convention space at Gaylord Texan, a renovation of the Wildhorse Saloon, and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and the payment of cash dividends. During the nine months ended September 30, 2017, our net cash flows used in financing activities were approximately $65.2 million, primarily reflecting the repayment of $235.9 million under our refinanced revolving credit facility, the payment of $120.7 million in cash dividends and the payment of $12.3 million in deferred financing costs related to our refinanced credit facility. These uses of cash were partially offset by $200.0 million in borrowings under our new term loan A and $107.5 million in net borrowings under our refinanced term loan B.

During the nine months ended September 30, 2016, our net cash flows used in financing activities were approximately $88.1 million, primarily reflecting the payment of $112.9 million in cash dividends and the payment of $24.8 million to repurchase and retire 0.5 million shares of our common stock, partially offset by $57.5 million in net borrowings under our credit facility.

Liquidity

At September 30, 2017, we had $62.7 million in unrestricted cash and $551.4 million available for borrowing under our revolving credit facility. During the nine months ended September 30, 2017, we net borrowed $71.6 million under our credit facility, paid cash dividends of $120.7 million, incurred capital expenditures of $127.1 million, invested $16.3 million in the Gaylord Rockies joint venture, and paid $12.3 million in deferred financing costs associated with the refinancing of our credit facility. These net outflows were offset by cash flows from operating activities discussed above, resulting in the increase in our cash balance from December 31, 2016 to September 30, 2017.

We currently plan to pay a quarterly cash dividend of $0.80 per share in January 2018, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2017 by spending between $60 million and $80 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, the expansion of the guest rooms and convention space at Gaylord Texan, and a luxury indoor/outdoor waterpark at Gaylord Opryland.

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

Our outstanding principal debt agreements at September 30, 2017 are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to their scheduled maturity date.

At September 30, 2017, we were in compliance with all covenants related to our outstanding debt.

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

$700 Million Revolving Credit Facility. Pursuant to the Amendment, we extended the maturity of the Revolver to May 23, 2021, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.55% to 2.40%, dependent upon our funded debt to total asset value ratio (as defined in the Amended Credit Agreement) or (ii) a base rate as set in the Amended Credit Agreement. At September 30, 2017, the interest rate on the Revolver was LIBOR plus 1.55%. Principal is payable in full at maturity. No additional amounts were borrowed under the Revolver at closing.

At September 30, 2017, $146.5 million of borrowings were outstanding under the Revolver, and the lending banks had issued $2.1 million of letters of credit under the Amended Credit Agreement, which left $551.4 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”) and $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”), which we met at September 30, 2017).

$200 Million Term Loan A Facility. The Amendment also provides for the Term Loan A, which has a maturity date of May 23, 2022. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.50% to 2.35%, dependent upon our funded debt to total asset value ratio (as defined in the Amended Credit Agreement) or (ii) a base rate as set in the Amended Credit Agreement. At September 30, 2017, the interest rate on the Term Loan A was LIBOR plus 1.50%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan A in full and proceeds were used to pay down a portion of the Revolver.

$500 Million Term Loan B Facility. In May 2017, as part of the Amended Credit Agreement discussed above, we increased the capacity under our previous $400 million term loan B to $500 million. The Term Loan B has a maturity date of May 11, 2024 and borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus 2.25% or (ii) a base rate as set in the Amended Credit Agreement. At September 30, 2017, the interest rate on the Term Loan B was LIBOR plus 2.25%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the

Amended Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan B in full. Net proceeds, after the repayment of the original $400 million term loan B and certain transaction expenses payable at closing, were approximately $114.3 million and were used to pay down a portion of the Revolver.

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

Off-Balance Sheet Arrangements

As described in Note 6 to our condensed consolidated financial statements included herein, we have invested in a joint venture that will build and subsequently own Gaylord Rockies. In connection with this investment, we agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guaranty of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon Gaylord Rockies’ satisfaction of designated debt service coverage requirements following completion and opening of the hotel. We have also provided a completion guarantee under the construction loan capped at our pro rata share of all costs necessary to complete the project within the time specified in the senior loan documents. Further, we have agreed to a guaranty capped at our pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guaranties related to the construction loan, we agreed to provide a guaranty of the mezzanine debt related to the hotel including a payment guaranty capped at $8.75 million for which we are only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guaranties and liens. The guaranty related to the mezzanine debt also includes an uncapped completion guaranty and an uncapped guaranty of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guaranties related to the construction loan. As of September 30, 2017, we have not recorded any liability in the condensed consolidated balance sheet associated with these guarantees.

In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Amended Credit Agreement had issued $2.1 million of letters of credit at September 30, 2017. Except as set forth in these paragraphs, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2017, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$1,594,000	$5,000	$10,000	$706,500	$872,500
Capital leases	643	20	43	46	534
Operating leases (2)	616,463	4,563	9,533	10,090	592,277
Construction commitments (3)	13,553	13,553	—	—	—

Total contractual obligations	$2,224,659	$23,136	$19,576	$716,636	$1,465,311

(1)	Long-term debt commitments do not include approximately $327.2 million in interest payments projected to be due in future years (less than 1 year – $64.9 million; 1-3 years – $129.2 million; 3-5 years – $95.4 million; more than 5 years – $37.7 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at September 30, 2017 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the interest we paid during the fiscal years 2016, 2015 and 2014.
(2)	Total operating lease commitments of $616.5 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(3)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is 5.0% of the respective property’s total annual revenue. At September 30, 2017, $13.6 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, stock-based compensation, depreciation and amortization, income taxes, pension and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no newly identified critical accounting policies in the first nine months of 2017 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under the Revolver bear interest at an annual rate of LIBOR plus 1.55%, subject to adjustment as described in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $146.5 million in borrowings outstanding under the Revolver at September 30, 2017 would increase by approximately $1.5 million.

Borrowings outstanding under our Term Loan A currently bear interest at an annual rate of LIBOR plus 1.50%, subject to adjustment as described in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $200.0 million in borrowings outstanding under our Term Loan A at September 30, 2017 would increase by approximately $2.0 million.

Borrowings outstanding under our Term Loan B currently bear interest at an annual rate of LIBOR plus 2.25%, subject to adjustment as described in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $497.5 million in borrowings outstanding under our Term Loan B at September 30, 2017 would increase by approximately $5.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at September 30, 2017. As a result, the interest rate market risk implicit in these investments at September 30, 2017, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At September 30, 2017, the value of the investments in the pension fund was $69.5 million, and an immediate 10% decrease in this value would have reduced the value of the investments in the pension fund by approximately $6.9 million.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to certain litigation in the ordinary course, as described in Note 12, “Commitments and Contingencies,” to our condensed consolidated financial statements included herein and which our management deems immaterial and will not have a material effect on our results of operations, financial condition or liquidity.

ITEM 1A. RISK FACTORS.

There have been no material changes in our “Risk Factors” as previously set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

Inapplicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: November 7, 2017	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)