Form 10-K
period 2017-12-31
Ryman Hospitality Properties, Inc.
filed 2018-02-27
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒   Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐   Yes    ☒  No

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2017 of $64.01 per share was approximately $2,814,206,819 (assuming for this purpose that shares beneficially owned by persons other than officers or directors of the registrant, and their affiliates, are held by non-affiliates).

As of January 31, 2018, there were 51,201,660 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

RYMAN HOSPITALITY PROPERTIES, INC.

2017 ANNUAL REPORT ON FORM 10-K

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

Overview

Ryman is the successor to Gaylord Entertainment Company (“Gaylord”), a Delaware corporation originally incorporated in 1956. As part of the plan to restructure our business operations to facilitate our qualification as a real estate investment trust (“REIT”) for federal income tax purposes, Gaylord merged with and into its wholly-owned subsidiary, Ryman, on October 1, 2012, with Ryman as the surviving corporation, and Ryman succeeded to and began conducting, either directly or indirectly, all of the business conducted by Gaylord immediately prior to the merger. Ryman is a Delaware corporation that began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013. We specialize in group-oriented, destination hotel assets in urban and resort markets. As a REIT, we generally will not be subject to federal corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment substantially eliminates the federal “double taxation” on earnings from our REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. Our non-REIT operations, which consist of the activities of our taxable REIT subsidiaries (“TRSs”) that lease or sublease our hotels from our qualified REIT subsidiaries, as well as businesses within our Entertainment segment, will continue to be subject, as applicable, to federal and state corporate income taxes.

Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,811 rooms that are managed by Marriott under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention

Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Other owned hotel assets managed by Marriott include the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National, which we purchased in December 2014 and opened in April 2015. We also own a 35% interest in a joint venture that is developing and will own the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which will be managed by Marriott upon its planned opening in late 2018.

We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces, with a flagship location in Nashville expected to open in second quarter 2018; a 50% interest in a joint venture for Opry City Stage, a four-level entertainment complex in Times Square that opened in December 2017; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, and the General Jackson Showboat (“General Jackson”).

Our operations are organized into three principal business segments: (i) Hospitality, which includes our hotel properties and the results of hotel operations, as well as our investment in the Gaylord Rockies joint venture; (ii) Entertainment, which includes our Grand Ole Opry assets, the Ryman Auditorium, WSM-AM, Ole Red, our equity investment in Opry City Stage and our Nashville-based attractions, among others; and (iii) Corporate and Other, which includes corporate expenses. These three business segments — Hospitality, Entertainment, and Corporate and Other — represented approximately 89%, 11%, and 0%, respectively, of our total revenues for the fiscal year ended December 31, 2017.

Financial information by business segment and for each of our Gaylord Hotels properties as of December 31, 2017 and for each of the three years then ended appears in Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 14 – Financial Reporting by Business Segments” to our consolidated financial statements included in this Annual Report on Form 10-K.

Our Strategic Plan

Our goal is to become the nation’s premier hospitality REIT for group-oriented, destination hotel assets in urban and resort markets.

•	Existing Hotel Property Design. Our hotel properties focus on the large group meetings market in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. This strategy creates a better experience for both meeting planners and guests, and has led to our current hotel properties claiming a place among the leading convention hotels in the country.

•	Expansion of Hotel Asset Portfolio. While our short-term capital allocation strategy has focused on returning capital to stockholders, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are generally interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. As a REIT, we no longer view independent, large-scale development of resort and convention hotels as part of our long-term growth strategy.

•	Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. To this end, we are investing in the Opry City Stage, a joint venture that operates a four-level entertainment complex in Times Square, as well as a Company-owned, Blake Shelton-themed five-level bar, music venue and event space in Nashville named after the Shelton hit “Ole Red.”

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

Based on our information and information and data obtained from Smith Travel Research, the top 10 hotels within the United States with the highest square footage of self-contained exhibit and meeting space as of January 2018 are as follows:

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

Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the Ryman Auditorium, the General Jackson Showboat, and other attractions in the Nashville area. Gaylord Opryland has 2,888 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 640,000 square feet. Gaylord Opryland is routinely recognized by many industry and commercial publications, including being named a 2017 STELLA Award Finalist by Meetings & Conventions and Successful Meetings magazines, a 2017 Award of Excellence Recipient from Corporate & Incentive Travel magazine, 2017 Best of the South Award Winner from Meetings Today, and recognition as a member of Meeting & Conventions Hall of Fame. Construction is currently ongoing for a $90 million luxury indoor/outdoor waterpark with over 200,000 square feet of water attractions and amenities adjacent to Gaylord Opryland that we expect to open in late 2018.

Gaylord Palms Resort and Convention Center — Kissimmee, Florida. Gaylord Palms has 1,416 signature guest rooms, three ballrooms with approximately 76,000 square feet, 76 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida, which we have leased pursuant to a 75-year ground lease with a 24-year renewal option. The resort is approximately a five-minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets, a new resort pool, and a full-service spa with 20,000 square feet of dedicated space. Hotel guests also have golf privileges at Celebration Golf Club, located approximately two miles from the property. Gaylord Palms is rated as a AAA Four-Diamond Hotel and is routinely recognized by many industry and commercial publications, including being named a 2017 STELLA Award Winner by Meetings & Conventions and Successful Meetings magazines, 2017 Best of the South Award Winner from Meetings Today, and recognition as a member of Meeting & Conventions Hall of Fame.

Gaylord Texan Resort and Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. Of the 85 acres, we own 75 acres and lease approximately 10 acres pursuant to a ground lease. The hotel features a lavish and expansive atrium, 1,511 signature guest rooms, three ballrooms with approximately 85,000 square feet, 70 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The property also includes a number of themed restaurants, retail outlets, a recently expanded resort pool, a full-service spa with 25,000 square feet of dedicated space, and an entertainment complex consisting of an approximately 39,000 square foot venue with a performance stage, dance floor, and a two-story outdoor deck. Guests also have access to the adjacent Cowboys Golf Club. The Gaylord Texan is rated as a AAA Four-Diamond Hotel and is routinely recognized by many industry and commercial publications, including being named a 2017 STELLA Award Winner by Meetings & Conventions and Successful Meetings magazines and 2017 Best of the South Award Winner from Meetings Today. Construction is currently ongoing for a $120 million expansion of Gaylord Texan that we anticipate will be completed in mid-2018. This expansion will include an additional 300 guest rooms and 86,000 square feet of meeting space.

Gaylord National Resort and Convention Center — National Harbor, Maryland. Gaylord National is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 470,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center, a new freestanding 24,000-square foot ballroom building offering 16,000 square feet of meeting space on the banks of the Potomac River that opened in May 2017, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. The Gaylord National is rated as a AAA Four-Diamond Hotel and is routinely recognized by many industry and commercial publications, including being named a 2017 STELLA Award Winner by Meetings & Conventions and Successful Meetings magazines and 2017 Best of the East Award Winner from Meetings Today.

Inn at Opryland. We also own the Inn at Opryland, which is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space.

AC Hotel. We also own the AC Hotel, which is located near Gaylord National and opened in April 2015. The hotel has 192 rooms and approximately 3,700 square feet of meeting space.

Gaylord Rockies Resort and Convention Center — Aurora, Colorado. As further discussed in “Note 4 – Investment in Gaylord Rockies Joint Venture” to our consolidated financial statements included in this Annual Report on Form 10-K, we have invested in a 35% interest in a joint venture investment for Gaylord Rockies. Gaylord Rockies is situated on approximately 85 acres and is located approximately 10 minutes from Denver International Airport. The hotel will feature a lavish and expansive atrium, 1,500 signature guest rooms, including 114 suites, four ballrooms with up to approximately 60,000 square feet, up to 81 breakout rooms, and total meeting, exhibit and pre-function space of approximately 485,000 square feet. The property is also expected to include a number of themed restaurants, retail outlets, a full-service spa, five outdoor event spaces and an indoor/outdoor pool complex. The estimated $800 million hotel project is expected to be completed in late 2018.

Description of our Entertainment Portfolio

The Grand Ole Opry. The Grand Ole Opry, which celebrated its 92nd anniversary in 2017, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Grand Ole Opry House, home of the Grand Ole Opry, seats approximately 4,400, is located in the Opryland complex, and was named the Venue of the Year by the Academy of Country Music in 2014. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and Sirius/XM Radio and streamed on the Internet. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists and other acts. We recently announced a $12 million expansion to the Grand Ole Opry House, which will include a larger retail space, additional food and beverage options, a redesigned box office, VIP lounge area with a backstage tour theater, and additional parking. Construction on the improvements is anticipated to be completed at various points from summer 2018 through January 2019.

Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. In June 2015, the Ryman completed a $14 million expansion, including updated museum exhibits, a new museum theatre and a new café. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2017 to January 2018. The Ryman Auditorium has been nominated for “Theatre of the Year” by Pollstar Concert Industry Awards every year since 2003, winning the award every year since 2010, and was named the Venue of the Year by the Academy of Country Music in 2009, 2011, 2013, 2015 and 2017.

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

Opry City Stage. We have invested in a joint venture with New York City-based SPK Hospitality Group LLC that owns and operates Opry City Stage, a four-level entertainment complex on historic Broadway in Times Square that opened in December 2017. Opry City Stage features live entertainment, simulcast performances from the Grand Old Opry House, a world-class listening room, private event space, and a two-story bar and restaurant space.

Ole Red. In January 2017, we announced plans for a multi-level entertainment venue in downtown Nashville. The 26,000-square foot venue will feature a two-story bar and restaurant, performance space, private event space and a 6,000-square foot rooftop restaurant and bar. Ole Red is expected to open in second quarter 2018.

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

Employees

At December 31, 2017, we had approximately 368 full-time and 531 part-time and temporary employees. Of these, approximately 301 full-time and 526 part-time employees were employed in our Entertainment segment; and approximately 67 full-time employees and 5 part-time employees were employed in our Corporate and Other segment. We believe our relations with our employees are good. In connection with Marriott’s assumption of the day-to-day management of our Gaylord Hotels properties and certain other assets, effective in 2012, our former employees involved in the day-to-day operations of our Gaylord Hotels, as well as the Inn at Opryland, the General Jackson, Gaylord Springs and the Wildhorse Saloon, became employees of Marriott. Since that time, Marriott has been responsible for hiring and maintaining the labor force at each of these properties, as well as the AC Hotel since its opening.

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

Management Agreements

Gaylord Hotels. We are a party to a management agreement with Marriott for each of our Gaylord Hotels properties, as well as a pooling agreement with Marriott with respect to the Gaylord Hotels properties on an aggregate basis. Each of the management agreements has a term expiring in 2047, with three automatic 10-year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of the management agreements requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement requires us to pay to Marriott an incentive fee of: (i) 10% of the first $10.0 million of pooled available cash flow (which is generally operating profit for the pooled hotels less an owner’s priority), plus 20% of any additional pooled available cash flow over such threshold for 2015; and (ii) 10% of the first $15.0 million of pooled available cash flow plus 20% of any additional pooled available cash flow over such threshold in or after 2016. The owner’s priority is collectively $240 million, plus certain additional amounts, including 10% of certain non-routine capital expenditures and conversion work, and 10% of replacements of furniture, fixtures, and equipment and routine capital expenditures in excess of a reserve. If one or more of our Gaylord Hotels properties were not a “pooled hotel” (i.e., if we cease to own the hotel or we lease the hotel to a third party), the thresholds used to calculate the incentive fee in the pooling agreement will be adjusted, and the incentive fee for the non-pooled hotel will be based on such hotel’s performance. The management agreements and pooling agreement also contain certain restrictions on our incurring indebtedness that encumber our Gaylord Hotels properties on an individual or aggregate basis. The management agreements may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards. The management agreements prohibit us from selling the Gaylord Hotels properties to certain persons, including any person who does not, in Marriott’s reasonable judgment, have sufficient financial resources and liquidity to fulfill our obligations under the management agreements, or any person who owns a controlling interest in a hotel brand (e.g., Hilton or Hyatt) totaling at least ten full-service hotels that are not affiliated with a brand but that are marketed and operated as a collective group, if such brand or group of hotels compete with Marriott. In addition, we may not sell a Gaylord Hotels property if we are then in breach of the applicable management agreement.

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

Certain Nashville Attractions. Marriott manages the General Jackson, the Wildhorse Saloon, and Gaylord Springs pursuant to management agreements. Each of these management agreements require us to pay Marriott a base management fee of approximately 2% of total revenues. Additionally, the management agreements require us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreements) over a certain threshold. The management agreements for the General Jackson and the Wildhorse Saloon expire in 2017, with five one-year renewal options, the first of which was exercised in 2017, so long as neither party terminates the agreement. The management agreement for Gaylord Springs expires in 2022.

Total base management fees incurred during 2017, 2016 and 2015 were $22.0 million, $21.4 million and $17.4 million, respectively. Total incentive fees incurred during 2017, 2016 and 2015 were $6.1 million, $4.8 million and $1.4 million, respectively. Management fees are presented in the accompanying financial information net of the amortization of the deferred management rights proceeds discussed further in “Note 6 – Deferred Management Rights Proceeds” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Entertainment

WSM-AM is subject to regulation under the Communications Act of 1934, as amended. Under the Communications Act, the Federal Communications Commission, or FCC, among other things, assigns frequency bands for broadcasting; determines the frequencies, location, and signal strength of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and other practices of broadcasting stations. Licenses issued for radio stations have terms of eight years. Radio broadcast licenses are renewable upon application to the FCC and in the past have been renewed except in rare cases. Competing applications will not be accepted at the time of license renewal, and will not be entertained at all unless the FCC first concludes that renewal of the license would not serve the public interest. A station will be entitled to renewal in the absence of serious violations of the Communications Act or FCC regulations or other violations which constitute a pattern of abuse. WSM-AM’s current radio station license will expire in August 2020; however, we are not aware of any reason why WSM-AM’s radio station license should not be renewed.

In addition, our entertainment attractions are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as the laws and regulatory activities associated with the sale of alcoholic beverages described above. Pursuant to management agreements with Marriott, we do not control many of these activities with respect to the General Jackson Showboat, Gaylord Springs, and the Wildhorse Saloon, and we rely on Marriott to comply with all such federal, state and local governmental laws and regulations with respect to such businesses. However, under the terms of our management agreements with Marriott, we may be required to bear the cost of any capital expenditures necessary to comply with a legal requirement.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company at January 1, 2018. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	70	Chairman of the Board of Directors and Chief Executive Officer
Mark Fioravanti	56	President and Chief Financial Officer
Bennett Westbrook	51	Executive Vice President, Development and Design & Construction
Patrick Chaffin	44	Senior Vice President of Asset Management
Scott J. Lynn	44	Senior Vice President, General Counsel and Secretary
Jennifer Hutcheson	40	Senior Vice President and Corporate Controller

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

The Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) contains changes to certain aspects of the U.S. federal income tax rules applicable to us. The PATH Act is the most recent example of changes to the REIT rules, and additional legislative changes may occur that could adversely affect our current tax positions. The PATH Act modifies various rules that apply to our ownership of, and business relationship with, our TRSs and reduces the maximum allowable value of our assets attributable to TRSs from 25% to 20%, which could impact our ability to enter into future investments or specifically impact the business or operations of our Entertainment segment businesses. The PATH Act also makes multiple changes related to the Foreign Investment in Real Property Tax Act, expands prohibited transaction safe harbors and qualifying hedges, and repeals the preferential dividend rule for public REITs previously applicable to us. Lastly, the PATH Act adjusts the way we may calculate certain earnings and profits calculations to avoid double taxation at the stockholder level, and expands the types of qualifying assets and income for purposes of the REIT requirements. The provisions enacted by the PATH Act could result in changes in our tax positions or investments, and future legislative changes related to those rules described above could have a materially adverse impact on our results of operations and financial condition.

U.S. federal tax reform legislation could affect REITs generally, the geographic markets in which we operate, our stock and our results of operations, both positively and negatively in ways that are difficult to anticipate.

The U.S. Congress recently passed tax reform legislation that made significant changes to corporate and individual tax rates and the calculations of taxes, as well as international tax rules for U.S. domestic corporations. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. As a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations (except for income related to our TRSs) if we comply with the various tax regulations governing REITs. Stockholders, however, are generally required to pay taxes on REIT dividends. Tax reform legislation will affect the way in which dividends paid on shares of our common stock are taxed and could impact our stock price or how stockholders and potential investors view an investment in REITs generally.

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

We currently have a significant amount of debt. At December 31, 2017, we had approximately $1.6 billion of total debt. We may incur additional debt in connection with any additional hotel acquisitions, development, investment in new projects, renovations, or capital improvement.

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

Currently, the revolving loans and letters of credit under our credit facility mature in 2021, and we will be required to refinance this facility prior to such date. We have outstanding $350.0 million in aggregate principal amount of our 5.00% senior unsecured notes that also mature in 2021. Further, we have outstanding $200.0 million under our $200 million term loan A, $400.0 million in aggregate principal amount of additional 5.00% senior unsecured notes, and $496.3 million under our $500 million term loan B, which mature in 2022, 2023 and 2024, respectively.

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

Subject to applicable laws and certain agreed-upon exceptions, our $700 revolving credit facility, $200 million term loan A, and $500 million term loan B are secured by liens on the substantial majority of our assets, including mortgages on each of our Gaylord Hotels properties. In the event of a default under our credit facility, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.

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

Our operating income and profits may be reduced by legal or governmental proceedings brought by or on behalf of our employees, customers or other third parties. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and other alleged violations of law. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time and were resolved in an immaterial manner, but we cannot assure you that we will not incur substantial damages and expenses resulting from future lawsuits of this type or other claims, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, because we rely on third-party managers to operate our hotel properties and certain attractions, we have limited control over defending lawsuits of this type or other claims.

Healthcare reform legislation could adversely affect our results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) serves as the primary vehicle for comprehensive healthcare reform in the United States. Efforts by the presidential administration and certain members of Congress to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation in 2017, including the successful repeal of the individual shared responsibility penalty of the Health Reform Law, effective for 2019, have cast considerable uncertainty on the future of the Health Reform Law. There is uncertainty regarding whether, when, and how the Health Reform Law will be changed, though we anticipate Congress will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting additional fundamental changes in the health care system. We cannot assure you as to the ultimate content, timing or effect of changes, nor is it possible at this time to estimate the impact of potential legislation on our business.

However, at this time, pursuant to our management agreements, our third-party managers may pass certain health care costs for employees working at our properties through to us. As such, the provisions of the Health Reform Law as currently in effect may significantly raise our and our third-party managers’ employee health benefits costs and/or alter the benefits we or our third-party managers are required to provide to our respective employees. Currently, we anticipate increased expenses relating to our and our third-party managers’ company-sponsored plans over the course of the next few years. If we or our third-party hotel managers are not able to limit or offset future cost increases, those costs could have an adverse effect on our results of operations.

Although the specific reforms to the current health care system cannot be accurately predicted at this time, such changes could have a considerable impact on how health care is reimbursed, particularly on the coverage for certain types of services and on the reimbursement levels provided by government sources. Changes by Congress or government agencies could eliminate or alter provisions beneficial to us while leaving in place provisions reducing our reimbursement. Government efforts to repeal or change the Affordable Care Act or implement other reform initiatives may have an adverse effect on our business, results or operations, cash flow, capital resources and liquidity.

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

Entertainment Segment

We own the General Jackson’s docking facility, the Grand Ole Opry House and WSM Radio’s offices and studios, each of which are located within the Opryland complex. We also own Gaylord Springs, an 18-hole golf course situated on over 200 acres, which is located near the Opryland complex. In downtown Nashville, we own the Ryman Auditorium, the Wildhorse Saloon dance hall and production facility, and a four-story building that will house Ole Red and is scheduled to open in second quarter 2018. We also own an approximate 17,000 square foot building in downtown Nashville that we are currently evaluating for future use. Our TRSs have engaged Marriott to manage the day-to-day operations of the General Jackson Showboat, Gaylord Springs and the Wildhorse Saloon. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.”

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

For further discussion of legal proceedings, see “Note 12 – Commitments and Contingencies” of our consolidated financial statements included herein.

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

Our common stock is listed on the New York Stock Exchange under the symbol “RHP”. The following table sets forth, for the calendar quarters indicated, the high and low sales prices for a share of our common stock as reported by the NYSE for the last two years:

	2017			2016
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$67.97	$59.48	$0.80	$53.70	$41.50	$0.75
Second Quarter	$67.47	$60.12	$0.80	$54.08	$47.16	$0.75
Third Quarter	$65.29	$57.78	$0.80	$56.77	$47.93	$0.75
Fourth Quarter	$71.13	$61.95	$0.80	$64.08	$47.31	$0.75

Dividends Declared in 2017

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

On December 8, 2017, the Company’s board of directors declared the Company’s fourth quarter 2017 cash dividend in the amount of $0.80 per share of common stock, or an aggregate of approximately $41.0 million in cash, which was paid on January 16, 2018 to stockholders of record as of the close of business on December 29, 2017.

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

On December 2, 2016, the Company’s board of directors declared the Company’s fourth quarter 2016 cash dividend in the amount of $0.75 per share of common stock, or an aggregate of approximately $38.3 million in cash, which was paid on January 13, 2017 to stockholders of record as of the close of business on December 30, 2016.

Other Information

There were approximately 1,390 record holders of our common stock at January 31, 2018. The closing price for our stock on January 31, 2018 was $76.55.

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

The following selected historical financial information of the Company and its subsidiaries as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 was derived from our audited consolidated financial statements included herein. The selected financial information as of December 31, 2015, 2014 and 2013 and for each of the two years in the period ended December 31, 2014 was derived from previously issued audited consolidated financial statements. The information in the following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 included herein (in thousands, except per share amounts).

	Years Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data:
Revenues:
Rooms	$431,768	$420,011	$404,457	$384,185	$357,313
Food and beverage	483,945	477,493	461,157	437,673	403,725
Other hotel revenue	143,947	142,139	128,989	132,308	117,471
Entertainment	125,059	109,564	97,521	86,825	76,053

Total revenues	1,184,719	1,149,207	1,092,124	1,040,991	954,562

Operating expenses:
Rooms	112,636	109,618	110,067	111,864	103,171
Food and beverage	269,824	267,307	261,580	248,358	237,153
Other hotel expenses	326,560	322,774	312,989	311,836	298,830
Management fees, net	23,856	22,194	14,657	16,151	14,652

Total hotel operating expenses	732,876	721,893	699,293	688,209	653,806

Entertainment	84,393	74,550	67,363	59,815	56,528
Corporate	33,495	29,143	28,914	27,573	26,292
REIT conversion costs (1)	—	—	—	—	22,190
Casualty loss	—	—	—	—	54
Preopening costs	1,926	—	909	11	—
Impairment and other charges (2)	35,418	—	19,200	—	2,976
Depreciation and amortization:
Hospitality	102,759	100,186	105,876	103,422	103,147
Entertainment	7,074	7,034	5,747	5,258	5,368
Corporate and Other	2,126	2,596	2,760	3,598	8,013

Total depreciation and amortization	111,959	109,816	114,383	112,278	116,528

Total operating expenses	1,000,067	935,402	930,062	887,886	878,374

Operating income (loss):
Hospitality	224,025	217,564	189,434	162,535	121,556
Entertainment	33,592	27,980	24,411	21,752	14,157
Corporate and Other	(35,621)	(31,739)	(31,674)	(31,171)	(34,305)
REIT conversion costs (1)	—	—	—	—	(22,190)
Casualty loss	—	—	—	—	(54)
Preopening costs	(1,926)	—	(909)	(11)	—
Impairment and other charges (2)	(35,418)	—	(19,200)	—	(2,976)

Total operating income	184,652	213,805	162,062	153,105	76,188
Interest expense	(66,051)	(63,906)	(63,901)	(61,447)	(60,916)
Interest income	11,818	11,500	12,384	12,075	12,267
Loss on extinguishment of debt (3)	—	—	—	(2,148)	(4,181)
Loss from joint ventures	(4,402)	(2,794)	—	—	—
Other gains and (losses) (4)	928	4,161	(10,889)	23,400	2,332

Income before income taxes	126,945	162,766	99,656	124,985	25,690
(Provision) benefit for income taxes (5)	49,155	(3,400)	11,855	1,467	92,662

Net income	176,100	159,366	111,511	126,452	118,352
Loss on call spread modification related to convertible notes (6)	—	—	—	(5,417)	(4,869)

Net income available to common stockholders	$176,100	$159,366	$111,511	$121,035	$113,483

Basic income per share available to common stockholders	$3.44	$3.12	$2.18	$2.38	$2.22

Fully diluted income per share available to common stockholders	$3.43	$3.11	$2.16	$2.17	$1.81

Dividends Declared per Common Share (7)	$3.20	$3.00	$2.70	$2.20	$2.00

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$2,524,228	$2,405,753	$2,331,434	$2,391,500	$2,405,323
Total debt	1,591,392	1,502,554	1,431,710	1,319,909	1,135,114
Total stockholders’ equity (8)	378,156	367,997	379,562	401,407	757,695

(1)	We have segregated all costs related to the transactions that facilitated our conversion to a REIT from normal operations and reported these amounts as REIT conversion costs in the accompanying selected financial data. During 2013, we incurred $22.2 million of REIT conversion costs, which includes $14.4 million in employment, severance and retention costs, $2.7 million in professional fees, and $5.1 million in various other transition costs.

(2)	Impairment charges in 2017 represent a portion of the notes receivable that we hold related to the Gaylord National construction, consisting of other-than-temporary impairment losses of $35.4 million, which is net of $6.5 million recognized in other comprehensive income. See further disclosure regarding this impairment in Note 3 to the consolidated financial statements included herein. Impairment charges in 2015 include costs associated with our decision to move forward with an expansion of the guest rooms and convention space at Gaylord Texan. This capital project replaced a previously contemplated expansion that we began incurring design costs for during 2007 and had been subsequently put on hold. As the new project is substantially different from the previously contemplated project, we incurred an impairment charge of $16.3 million in the fourth quarter of 2015. In addition, during 2015, we incurred $2.9 million in impairment charges related to assets previously used in special events programming that was discontinued. Impairment charges in 2013 are primarily associated with disposed equipment at Gaylord National and the decision not to move forward with a proposed expansion at Gaylord Palms in the near-term.
(3)	During 2014, we settled the repurchase of and subsequently cancelled $56.3 million of our 3.75% convertible notes in private transactions for aggregate consideration of $120.2 million. In addition, prior to their maturity we early settled the conversion of $15.3 million of convertible notes that were converted by holders. We recorded a loss on extinguishment of debt of $2.1 million in 2014 as a result of these transactions. During 2013, we settled the repurchase of and subsequently cancelled $54.7 million of our 3.75% convertible notes in private transactions for aggregate consideration of $98.6 million. In addition, we settled $1.2 million of convertible notes that were converted by a holder. We recorded a loss on extinguishment of debt of $4.2 million in 2013 as a result of these transactions.
(4)	Other gains and (losses) for 2015 includes a $20.2 million loss on the repurchase of a portion of the common stock warrants associated with our convertible notes. Other gains and (losses) for 2015 also includes a $6.9 million gain associated with the reimbursement by the current developer of costs that were previously incurred related to a proposed development in Aurora, Colorado. These costs were impaired in 2012 as part of our strategic shift away from long-term development. Other gains and (losses) for 2014 includes a $26.1 million gain associated with the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland and a $4.2 million loss on the repurchase of a portion of the common stock warrants associated with our convertible notes. Other gains and (losses) for 2017, 2016, 2015, 2014 and 2013 includes $2.6 million, $2.5 million, $2.5 million, $2.4 million and $2.3 million in income, respectively, received from the marketing and maintenance fund associated with the Gaylord National bonds.
(5)	Benefit for income taxes for 2017 includes a benefit of $53.4 million related to the release of valuation allowance. Benefit for income taxes during 2013 includes a benefit of $64.8 million related to the REIT conversion and a benefit of $19.2 million related to our current period operations.
(6)	In 2014 and 2013, in connection with the repurchase of portions of our previous 3.75% convertible notes, we entered into agreements with the note hedge counterparties to our convertible notes to proportionately reduce the number of related purchased options and warrants. In addition, in 2014, we entered into agreements with the note hedge counterparties to cash settle the remaining outstanding warrants prior to their maturity. These agreements were considered modifications to the purchased options and the warrants, and based on the terms of the agreements, we recognized a charge of $5.4 million and $4.9 million in 2014 and 2013, respectively, which is recorded as an increase to accumulated deficit and either additional paid-in-capital or derivative liabilities, as applicable based on whether the modification was settled in shares of common stock or cash, in the consolidated balance sheets included herein. This charge also represents a deduction from net income in calculating net income available to common stockholders and earnings per share available to common stockholders in the consolidated statements of operations included herein.
(7)	Dividends declared for 2017 represent quarterly dividends totaling $3.20 per share, or an aggregate of $163.7 million in cash. Dividends declared for 2016 represent quarterly dividends totaling $3.00 per share, or an aggregate of $153.0 million in cash. Dividends declared for 2015 represent quarterly dividends totaling $2.70 per share, or an aggregate of $138.4 million in cash. Dividends declared for 2014 represent quarterly dividends totaling $2.20 per share, or an aggregate of $112.0 million in cash. Dividends declared for 2013 represent quarterly dividends totaling $2.00 per share, or an aggregate of $101.7 million in cash.
(8)	As a result of the modifications to the warrant agreements described above, the fair value of the warrants at the modification date was reclassified from additional paid-in-capital to derivative liabilities, resulting in a $304.4 million reduction to stockholders’ equity during 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Delaware corporation, originally incorporated in 1956, that, following our REIT conversion in 2012, began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,811 rooms that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned hotel assets managed by Marriott include the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National that opened in April 2015. We also own a 35% interest in a joint venture that is developing and will own the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which will be managed by Marriott upon its planned opening in late 2018.

We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces, with a flagship location in Nashville expected to open in second quarter 2018; a 50% interest in a joint venture for Opry City Stage, a four-level entertainment complex in Times Square that opened in December 2017; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, and the General Jackson Showboat (“General Jackson”).

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

Gaylord Opryland Luxury Waterpark

In January 2017, we announced plans for a proposed $90 million investment to create a luxury indoor/outdoor waterpark adjacent to Gaylord Opryland and expected to open in 2018. The proposed project includes approximately 111,000 square feet of indoor water attractions and activities over three levels and approximately 106,000 square feet of outdoor water amenities. The project will include areas for adults, children and families, as well as dining options and bars. The project is being funded with cash on hand and borrowings under our credit facility.

Dividend Policy

Pursuant to our current dividend policy, we plan to continue to pay a quarterly cash dividend to stockholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures, or 100% of REIT taxable income, whichever is greater. During 2017, the Company’s board of directors declared quarterly dividends totaling $3.20 per share of common stock, or an aggregate of $163.7 million in cash. During 2016, the Company’s board of directors declared quarterly dividends totaling $3.00 per share of common stock, or an aggregate of $153.0 million in cash. During 2015, the Company’s board of directors declared quarterly dividends totaling $2.70 per share of common stock, or an aggregate of $138.4 million in cash. The declaration, timing and amount of dividends will be determined by future action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

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

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland, the AC Hotel, and our investment in the Gaylord Rockies joint venture, each of which is managed by Marriott. Marriott will manage Gaylord Rockies upon its opening.

•	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, our equity investment in Opry City Stage, and our other Nashville-based attractions. As a result of the REIT conversion, we own our Entertainment businesses in TRSs, which conduct their business consistent with past practice, except for the management agreements with Marriott for the General Jackson, Wildhorse Saloon and Gaylord Springs discussed above.

•	Corporate and Other, consisting of our corporate expenses.

For the years ended December 31, 2017, 2016 and 2015, our total revenues were divided among these business segments as follows:

Segment	2017	2016	2015
Hospitality	89%	90%	91%
Entertainment	11%	10%	9%
Corporate and Other	0%	0%	0%

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

Summary Financial Results

The following table summarizes our financial results for the years ended December 31, 2017, 2016 and 2015 (in thousands, except percentages and per share data):

	2017	% Change	2016	% Change	2015
Total revenues	$1,184,719	3.1%	$1,149,207	5.2%	$1,092,124
Total operating expenses	1,000,067	6.9%	935,402	0.6%	930,062
Operating income	184,652	-13.6%	213,805	31.9%	162,062
Net income	176,100	10.5%	159,366	42.9%	111,511
Net income per share — fully diluted	3.43	10.3%	3.11	44.0%	2.16

2017 Results as Compared to 2016 Results

The increase in our total revenues during 2017, as compared to 2016, is attributable to increases in our Hospitality segment and Entertainment segment revenues of $20.0 million and $15.5 million, respectively, as discussed more fully below.

The increase in total operating expenses during 2017, as compared to 2016, is primarily the result of impairment charges in 2017 of $35.4 million, increases in Hospitality segment, Entertainment segment and Corporate segment expenses of $11.0 million, $9.8 million and $4.4 million, respectively, as well as an increase in depreciation and amortization and preopening expenses of $2.1 million and $1.9 million, respectively, each as discussed more fully below.

The above factors resulted in a $29.2 million decrease in operating income for 2017, as compared to 2016.

The $16.7 million increase in our net income in 2017, as compared to 2016, was due to the change in our operating income described above, and the following factors, each as described more fully below:

•	A benefit for income taxes of $49.2 million in 2017, as compared to a provision for income taxes of $3.4 million in 2016, primarily related to the release of $53.4 million in valuation allowance in 2017.

•	A $3.2 million decrease in other gains and losses, net, primarily due to 2017 including a loss on certain assets that were disposed of in our Entertainment and Corporate segments, as well as 2016 including a gain on the sale of an incidental piece of land associated with our Hospitality segment.

•	A $2.1 million increase in interest expense, due primarily to 2017 including the write-off of $0.9 million in deferred financing costs associated with the refinancing of our credit facility.

Factors and Trends Contributing to Operating Performance in 2017 Compared to 2016

The most important factors and trends contributing to our operating performance in 2017 as compared to 2016 were:

•	Increased occupancy and outside-the-room spending at Gaylord National during 2017, as compared to 2016. The increase in occupancy (an increase of 4.5 points of occupancy) is primarily the result of an increase in groups. The increase in outside-the-room spending (an increase of 5.1%) is primarily attributable to an increase in banquets, including inauguration-related banquets in January 2017.

•	Increased ADR at Gaylord Opryland during 2017, as compared to 2016 (an increase of 3.9%), primarily due to an increase in both group and transient rates.

•	Decreased outside-the-room spending at Gaylord Palms during 2017, as compared to 2016 (a decrease of 4.1%), primarily due to the impacts of Hurricane Irma during September 2017, partially offset by a 2017 increase in ADR (an increase of 6.4%), due to an increase in both group and transient rates.

•	Increased revenue for our Entertainment segment during 2017, as compared to 2016 (an increase of 14.1%), primarily due to increased shows, attendance and ancillary business, such as tours and retail, at the Grand Ole Opry and Ryman Auditorium, and increased revenues at the Wildhorse Saloon, due primarily to increased business attributable to the achieved benefits of a 2016 renovation.

•	Decreased net definite group room nights booked during 2017, as compared to 2016 (a decrease of 2.3%), due primarily to the current year impact of Hurricane Irma, as well as the future cancellation of an individual group that had booked 17 different meetings through 2025.

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

The $47.9 million increase in our net income in 2016, as compared to 2015, was due to the change in our operating income described above, and the following factors, each as described more fully below:

•	A $15.1 million difference in other gains and losses, net between 2016 and 2015, due primarily to 2015 including losses for the change in the fair value of derivative liabilities associated with portions of warrants related to our previous 3.75% convertible notes. There was no such event in 2016. This change was partially offset by a $6.9 million gain in 2015 associated with the reimbursement of costs that were previously incurred related to our proposed development in Aurora, Colorado. These costs were impaired in 2012 as part of our strategic shift away from long-term development, but were reimbursed in 2015 by the current developer.

•	A provision for income taxes of $3.4 million in 2016, as compared to a $11.9 million tax benefit in 2015.

•	A $2.8 million loss from joint ventures during 2016 not incurred in 2015.

Factors and Trends Contributing to Operating Performance in 2016 Compared to 2015

The most important factors and trends contributing to our operating performance in 2016 as compared to 2015 were:

•	Increased occupancy and outside-the-room spending at Gaylord Palms during 2016, as compared to 2015. The increase in occupancy (an increase of 2.9 points of occupancy) is primarily the result of an increase in both groups and transient. The increase in outside-the-room spending (an increase of 12.4%) is primarily the result of an increase in banquets, as well as an increase attributable to new and refurbished dining outlets and an increase in attrition and cancellation fee collections.

•	Increased ADR and outside-the-room spending at Gaylord Opryland during 2016, as compared to 2015. The increase in ADR (an increase of 3.0%) was primarily a result of an increase in both group and transient rate. The increase in outside-the-room spending (an increase of 2.9%) was primarily the result of increased banquet revenues from corporate groups, as well as increased attrition and cancellation fee collections.

•	Increased outside-the-room spending at Gaylord Texan (an increase of 5.7%) during 2016, as compared to 2015, primarily as a result of an increase in banquet revenue.

•	Increased net definite group room nights booked (an increase of 8.5%) during 2016, as compared to 2015.

•	Increased revenue for our Entertainment segment (an increase of 12.3%) for 2016, as compared to 2015, primarily due to increased attendance at the Grand Ole Opry, as well as increased ancillary business such as tours and retail at the Ryman Auditorium.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2017, 2016 and 2015 (in thousands, except percentages and performance metrics):

	2017	% Change	2016	% Change	2015
Revenues (1):
Rooms	$431,768	2.8%	$420,011	3.8%	$404,457
Food and beverage	483,945	1.4%	477,493	3.5%	461,157
Other hotel revenue	143,947	1.3%	142,139	10.2%	128,989

Total Hospitality revenue	1,059,660	1.9%	1,039,643	4.5%	994,603
Hospitality operating expenses:
Rooms	112,636	2.8%	109,618	-0.4%	110,067
Food and beverage	269,824	0.9%	267,307	2.2%	261,580
Other hotel expenses	326,560	1.2%	322,774	3.1%	312,989
Management fees, net	23,856	7.5%	22,194	51.4%	14,657
Depreciation and amortization	102,759	2.6%	100,186	-5.4%	105,876

Total Hospitality operating expenses	835,635	1.6%	822,079	2.1%	805,169

Hospitality operating income (2)	$224,025	3.0%	$217,564	14.8%	$189,434

Hospitality performance metrics:
Occupancy	75.5%	0.7%	75.0%	1.9%	73.6%
ADR	$188.67	2.3%	$184.36	1.0%	$182.56
RevPAR (3)	$142.42	3.0%	$138.27	2.8%	$134.44
Total RevPAR (4)	$349.53	2.1%	$342.25	3.5%	$330.61
Net Definite Group Room Nights Booked	2,012,000	-2.3%	2,060,000	8.5%	1,898,000
Same-store Hospitality performance metrics (5):
Occupancy	75.6%	0.5%	75.2%	1.8%	73.9%
ADR	$188.36	2.1%	$184.40	1.1%	$182.34
RevPAR (3)	$142.37	2.7%	$138.67	2.9%	$134.80
Total RevPAR (4)	$353.81	2.0%	$346.99	3.8%	$334.14
Net Definite Group Room Nights Booked	1,998,000	-2.2%	2,043,000	8.6%	1,881,000

(1)	Hospitality segment results and performance metrics include the results of our Gaylord Hotels and the Inn at Opryland for all periods presented. Results of the AC Hotel are included as of its opening date in April 2015.
(2)	Hospitality segment operating income does not include preopening costs of $0.3 million and $0.9 million in 2017 and 2015, respectively. Hospitality segment operating income also does not include impairment charges of $35.4 million and $19.2 million during 2017 and 2015, respectively. See the discussion of these items set forth below.
(3)	We calculate Hospitality segment RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality segment RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality segment Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality segment Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Same-store Hospitality segment performance metrics do not include the AC Hotel, which opened in April 2015.

The increase in total Hospitality segment revenue in 2017, as compared to 2016, is primarily due to increases in revenue of $12.5 million and $5.9 million at Gaylord National and Gaylord Opryland, respectively, as discussed below. Total Hospitality revenues in 2017 include $10.9 million in attrition and cancellation fee collections, a $1.8 million decrease from 2016.

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

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2017	2016	2015
Group	71%	71%	72%
Transient	29%	29%	28%

The type of group based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2017	2016	2015
Corporate Groups	51%	53%	51%
Associations	33%	33%	35%
Other Groups	16%	14%	14%

The increase in rooms operating expenses in 2017, as compared to 2016, is primarily attributable to an increase at Gaylord National, as described below. The decrease in rooms operating expenses in 2016, as compared to 2015, is primarily attributable to a decrease at Gaylord National, as described below.

The increase in food and beverage operating expenses in 2017, as compared to 2016, is primarily attributable to an increase at Gaylord National, as described below. The increase in food and beverage operating expenses in 2016, as compared to 2015, is attributable to increases at Gaylord Palms and Gaylord Texan, as described below.

Other hotel expenses for the following years ended December 31 included (in thousands):

	2017	% Change	2016	% Change	2015
Administrative employment costs	$110,484	1.9%	$108,475	0.9%	$107,495
Utilities	27,596	-0.6%	27,758	-2.2%	28,394
Property taxes	33,231	3.7%	32,044	1.1%	31,683
Other	155,249	0.5%	154,497	6.2%	145,417

Total other hotel expenses	$326,560	1.2%	$322,774	3.1%	$312,989

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during 2017, as compared to 2016, primarily due to slight increases at Gaylord Opryland and Gaylord National. Utility costs decreased slightly during 2017, as compared to 2016. Property taxes increased during 2017, as compared to 2016, primarily due to increases at Gaylord National and Gaylord Texan due to increased property valuations. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during 2017, as compared to 2016, primarily as a result of various increases at Gaylord Opryland and Gaylord National, partially offset by various decreases at Gaylord Palms and Gaylord Texan.

Administrative employment costs increased slightly during 2016, as compared to 2015. Utility costs decreased slightly during 2016, as compared to 2015. Property taxes increased slightly during 2016, as compared to 2015. Other expenses, increased during 2016, as compared to 2015, primarily as a result of various increases at each of our Gaylord Hotels properties.

As discussed above, each of our management agreements with Marriott requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. We incurred $21.4 million, $20.8 million and $16.8 million in total base management fees to Marriott related to our Hospitality segment during 2017, 2016 and 2015, respectively. We also incurred $5.5 million, $4.4 million and $0.8 million related to incentive management fees for our Hospitality segment during 2017, 2016 and 2015, respectively. Management fees are presented throughout this Annual Report on Form 10-K net of the amortization of the deferred management rights proceeds discussed in Note 6 to the consolidated financial statements included herein.

Hospitality segment depreciation and amortization expense increased in 2017, as compared to 2016, primarily as a result of an increase at Gaylord Opryland, partially offset by a decrease at Gaylord National, as described below. Hospitality segment depreciation and amortization expense decreased in 2016, as compared to 2015, primarily as a result of a decrease at Gaylord National, as described below.

Property-Level Results. The following presents property-level financial results for our Gaylord Hotels properties for the years ended December 31, 2017, 2016 and 2015:

Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands, except percentages and performance metrics):

	2017	% Change	2016	% Change	2015
Revenues:
Rooms	$144,453	2.0%	$141,624	5.5%	$134,293
Food and beverage	139,478	1.3%	137,740	2.5%	134,321
Other hotel revenue	53,833	2.6%	52,464	3.7%	50,597

Total revenue	337,764	1.8%	331,828	4.0%	319,211
Operating expenses:
Rooms	33,362	-1.3%	33,796	2.0%	33,133
Food and beverage	74,305	0.5%	73,958	0.4%	73,689
Other hotel expenses	102,650	2.9%	99,795	0.1%	99,701
Management fees, net	8,667	12.0%	7,738	58.1%	4,895
Depreciation and amortization	33,966	11.9%	30,343	-1.5%	30,793

Total operating expenses	252,950	3.0%	245,630	1.4%	242,211
Hospitality performance metrics:
Occupancy	75.1%	-1.7%	76.4%	2.0%	74.9%
ADR	$182.42	3.9%	$175.61	3.0%	$170.42
RevPAR	$137.04	2.1%	$134.16	5.1%	$127.66
Total RevPAR	$320.42	1.9%	$314.35	3.6%	$303.45

Rooms revenue and RevPAR increased at Gaylord Opryland during 2017, as compared to 2016, as a result of an increase in ADR for both groups and transient rates. These results were impacted by two separate completed rooms renovation projects that resulted in approximately 49,300 and 35,000 room nights out of service during 2017 and 2016, respectively. Rooms expenses decreased slightly during 2017, as compared to 2016.

The increase in food and beverage revenue at Gaylord Opryland during 2017, as compared to 2016, was primarily due to increased banquet revenues from corporate groups, as well as increased food and beverage outlet revenue. Food and beverage expenses increased modestly in 2017, as compared to 2016.

Other revenue increased at Gaylord Opryland during 2017, as compared to 2016, due primarily to increased holiday program-related revenue, partially offset by decreased attrition and cancellation fee collections. Other hotel expenses increased in 2017, as compared to 2016, due primarily to increased sales and marketing costs and increased utility costs due to an increase in rates.

Depreciation and amortization increased during 2017, as compared to 2016, primarily as a result of rooms renovations in both 2017 and 2016 that resulted in increased depreciable asset levels in 2017.

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

Depreciation and amortization decreased slightly during 2016, as compared to 2015.

Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands, except percentages and performance metrics):

	2017	% Change	2016	% Change	2015
Revenues:
Rooms	$75,001	7.3%	$69,885	5.4%	$66,331
Food and beverage	94,179	-2.4%	96,495	8.9%	88,573
Other hotel revenue	26,555	-9.5%	29,339	25.5%	23,375

Total revenue	195,735	0.0%	195,719	9.8%	178,279
Operating expenses:
Rooms	16,526	3.4%	15,987	0.0%	15,981
Food and beverage	51,444	-1.1%	52,008	6.8%	48,682
Other hotel expenses	68,195	-1.6%	69,274	5.6%	65,628
Management fees, net	4,572	5.2%	4,344	68.2%	2,583
Depreciation and amortization	19,031	-0.4%	19,098	2.4%	18,651

Total operating expenses	159,768	-0.6%	160,711	6.1%	151,525
Hospitality performance metrics:
Occupancy	78.3%	1.0%	77.5%	3.9%	74.6%
ADR	$185.44	6.4%	$174.32	0.7%	$173.17
RevPAR	$145.12	7.4%	$135.08	4.5%	$129.25
Total RevPAR	$378.71	0.1%	$378.31	8.9%	$347.39

Rooms revenue and RevPAR increased at Gaylord Palms during 2017, as compared to 2016, as a result of an increase in transient occupancy and an increase in ADR from both groups and transient rates. Rooms expenses increased during 2017, as compared to 2016, due primarily to increased commission costs.

The decrease in food and beverage revenue at Gaylord Palms during 2017, as compared to 2016, was primarily due to a decrease in banquets from group cancellations related to Hurricane Irma in September 2017. Food and beverage expenses decreased in 2017, as compared to 2016, primarily as a result of a decrease in variable expenses related to the decrease in revenue.

Other hotel revenue at Gaylord Palms decreased during 2017, as compared to 2016, primarily due to decreased collection of attrition and cancellation fees. Other hotel expenses decreased during 2017, as compared to 2016, due primarily to a decrease in sales and marketing costs.

Depreciation and amortization was stable during 2017, as compared to 2016.

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

Depreciation and amortization increased slightly during 2016, as compared to 2015.

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands, except percentages and performance metrics):

	2017	% Change	2016	% Change	2015
Revenues:
Rooms	$80,691	-4.2%	$84,198	3.4%	$81,451
Food and beverage	115,158	1.3%	113,669	5.0%	108,285
Other hotel revenue	34,236	2.8%	33,312	8.3%	30,750

Total revenue	230,085	-0.5%	231,179	4.8%	220,486
Operating expenses:
Rooms	17,495	2.5%	17,070	-3.5%	17,686
Food and beverage	59,334	-0.1%	59,371	3.4%	57,427
Other hotel expenses	67,328	-1.2%	68,135	4.4%	65,269
Management fees, net	4,867	0.7%	4,833	49.9%	3,225
Depreciation and amortization	20,575	1.9%	20,184	1.0%	19,986

Total operating expenses	169,599	0.0%	169,593	3.7%	163,593
Hospitality performance metrics:
Occupancy	76.2%	-2.8%	78.4%	2.2%	76.7%
ADR	$192.09	-1.1%	$194.17	0.8%	$192.66
RevPAR	$146.31	-3.9%	$152.25	3.1%	$147.69
Total RevPAR	$417.19	-0.2%	$418.03	4.6%	$399.78

Rooms revenue and RevPAR decreased at Gaylord Texan during 2017, as compared to 2016, due primarily to decreased occupancy due to a decrease in group rooms, partially attributable to Hurricane Harvey in August 2017, and decreased ADR for both group and transient rates. Rooms expenses increased during 2017, as compared to 2016, as decreased variable expenses associated with the decrease in occupancy were offset by increased group commissions.

Food and beverage revenue increased at Gaylord Texan during 2017, as compared to 2016, primarily due to an increase in both banquets and food and beverage outlet revenue. Food and beverage expenses decreased slightly in 2017, as compared to 2016, as the increase in variable expenses related to the increase in revenue were offset by decreased food costs and beverage costs, as well as improved labor margin.

Other revenue at Gaylord Texan increased during 2017, as compared to 2016, primarily as a result of an increase in attrition and cancellation fee collections. Other hotel expenses decreased in 2017, as compared to 2016, due primarily to a decrease in sales and marketing costs, partially offset by an increase in property taxes due to an increased property valuation.

Depreciation and amortization increased slightly during 2017, as compared to 2016.

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

Gaylord National Results. The results of Gaylord National for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands, except percentages and performance metrics):

	2017	% Change	2016	% Change	2015
Revenues:
Rooms	$109,542	4.6%	$104,723	-1.6%	$106,408
Food and beverage	129,812	4.2%	124,539	-0.8%	125,604
Other hotel revenue	28,959	8.9%	26,584	10.7%	24,008

Total revenue	268,313	4.9%	255,846	-0.1%	256,020
Operating expenses:
Rooms	39,654	5.2%	37,685	-3.8%	39,154
Food and beverage	80,895	3.2%	78,371	-0.3%	78,595
Other hotel expenses	81,027	2.8%	78,830	2.3%	77,036
Management fees, net	4,478	5.7%	4,235	28.3%	3,300
Depreciation and amortization	26,524	-5.1%	27,962	-17.8%	34,033

Total operating expenses	232,578	2.4%	227,083	-2.2%	232,118
Hospitality performance metrics:
Occupancy	73.5%	6.5%	69.0%	-1.4%	70.0%
ADR	$204.50	-1.6%	$207.83	-0.5%	$208.79
RevPAR	$150.36	4.9%	$143.35	-1.9%	$146.06
Total RevPAR	$368.29	5.2%	$350.22	-0.3%	$351.41

Rooms revenue and RevPAR increased at Gaylord National during 2017, as compared to 2016, primarily as a result of an increase in group occupancy, partially offset by a decrease in transient ADR. Rooms expenses increased during 2017, as compared to 2016, primarily due to increased variable costs associated with the increase in occupancy.

The increase in food and beverage revenue at Gaylord National during 2017, as compared to 2016, was primarily due to an increase in banquets, including inauguration-related banquets. Food and beverage expenses increased in 2017, as compared to 2016, primarily due to increased variable costs associated with the increase in revenue.

Other revenue increased at Gaylord National during 2017, as compared to 2016, primarily due to an increase in ancillary revenue, such as parking and resort fees associated with the increase in occupancy. Other hotel expenses increased in 2017, as compared to 2016, primarily as a result of an increase in property taxes due to an increased property valuation.

Depreciation and amortization decreased during 2017, as compared to 2016, as increased deprecation due to the completion of a new riverfront ballroom in 2017, and the resulting increase in depreciable asset levels, was offset by a portion of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2008 becoming fully depreciated during 2016.

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

Entertainment Segment

The following presents the financial results of our Entertainment segment for the years ended December 31, 2017, 2016 and 2015 (in thousands, except percentages):

	2017	% Change	2016	% Change	2015
Revenues	$125,059	14.1%	$109,564	12.3%	$97,521
Operating expenses	84,393	13.2%	74,550	10.7%	67,363
Depreciation and amortization	7,074	0.6%	7,034	22.4%	5,747

Operating income (1)	$33,592	20.1%	$27,980	14.6%	$24,411

(1)	Entertainment segment operating income does not include preopening costs of $1.6 million and $0.1 million in 2017 and 2015, respectively.

Entertainment segment revenues increased during 2017, as compared to 2016, primarily due to increases at the Grand Ole Opry and Ryman Auditorium due to increased shows and attendance and increased ancillary business such as tours and retail, and an increase at the Wildhorse Saloon, due primarily to increased business attributable to the achieved benefits of a 2016 renovation. Entertainment segment revenues increased during 2016, as compared to 2015, primarily due to increased attendance and additional shows at the Grand Ole Opry, as well as increased ancillary business at the Ryman Auditorium.

Entertainment operating expenses increased during 2017, as compared to 2016, and in 2016, as compared to 2015, primarily as a result of increased compensation and consulting costs, as well as increased variable costs associated with the increase in revenue.

Entertainment depreciation and amortization expense remained stable in 2017, as compared to 2016, but increased in 2016, as compared to 2015, primarily as a result of the expansion of the Ryman Auditorium.

Corporate and Other Segment

The following presents the financial results of our Corporate and Other segment for the years ended December 31, 2017, 2016 and 2015 (in thousands, except percentages):

	2017	% Change	2016	% Change	2015
Operating expenses	$33,495	14.9%	$29,143	0.8%	$28,914
Depreciation and amortization	2,126	-18.1%	2,596	-5.9%	2,760

Operating loss	$(35,621)	-12.2%	$(31,739)	-0.2%	$(31,674)

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in 2017, as compared to 2016, primarily due to increased administrative and employment costs associated with supporting our growth initiatives within our Hospitality and Entertainment segments. Corporate and Other operating expenses increased slightly during 2016, as compared to 2015.

Corporate and Other depreciation and amortization expense decreased modestly in 2017, as compared to 2016, and in 2016, as compared to 2015.

Operating Results – Preopening costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for 2017 include costs associated with a riverfront ballroom at Gaylord National, which opened in the second quarter of 2017, and costs associated with our various Entertainment segment development projects. Our preopening costs for 2015 primarily relate to the AC Hotel.

Operating Results – Impairment and Other Charges

Impairment charges in 2017 relate to the bonds we received in 2008 related to the Gaylord National construction, which we hold as notes receivable, and consisted of other-than-temporary impairment losses of $35.4 million, which is net of $6.5 million recognized in other comprehensive income. See further disclosure regarding this impairment in Note 3 to the consolidated financial statements included herein.

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

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the years ended December 31, 2017, 2016 and 2015 (in thousands, except percentages):

	2017	% Change	2016	% Change	2015
Interest expense	$(66,051)	-3.4%	$(63,906)	0.0%	$(63,901)
Interest income	11,818	2.8%	11,500	-7.1%	12,384
Loss from joint ventures	(4,402)	-57.6%	(2,794)	-100.0%	—
Other gains and (losses)	928	-77.7%	4,161	138.2%	(10,889)
(Provision) benefit for income taxes	49,155	1545.7%	(3,400)	-128.7%	11,855

Interest Expense

Interest expense increased $2.1 million in 2017, as compared to 2016, due primarily to the write-off of $0.9 million in deferred financing costs associated with the refinancing of our credit facility, as well as increased interest expense associated with our new term loan A and increased borrowings under our refinanced term loan B. These increases were partially offset by increased capitalized interest in 2017. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 4.5% in 2017 as compared to 4.3% in 2016. Cash interest expense increased $5.7 million to $66.4 million in 2017, as compared to 2016, and noncash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, decreased $3.5 million to $(0.3) million in 2017, as compared to 2016.

Interest expense remained stable at $63.9 million in 2016 and 2015, as increased interest expense associated with our $400 million 5% senior notes, which we issued in April 2015, was offset by lower interest expense associated with our credit facility due to lower interest rate terms associated with the refinancing of our credit facility, as well as 2015 including the write-off of $1.9 million in deferred financing costs related to the refinancing. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 4.3% in 2016 as compared to 4.2% in 2015. Cash interest expense increased $4.1 million to $60.7 million in 2016, as compared to 2015, and noncash interest expense decreased $4.1 million to $3.2 million in 2016, as compared to 2015.

Interest Income

Interest income for 2017, 2016 and 2015 primarily includes amounts earned on the bonds that we received in April 2008 in connection with the development of Gaylord National, which we hold as notes receivable.

Loss from Joint Ventures

The loss from joint ventures for 2017 and 2016 primarily represents preopening expenses related to joint ventures that we entered into related to Opry City Stage in Times Square in New York City and Gaylord Rockies. Opry City Stage opened in December 2017, and Gaylord Rockies is anticipated to open in late 2018.

Other Gains and (Losses)

Other gains and (losses) for 2017, 2016 and 2015 includes gains of $2.6 million, $2.5 million and $2.5 million, respectively, from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses. Other gains and (losses) for 2017 includes a loss on certain assets that were disposed of in our Entertainment and Corporate segments. Other gains and (losses) for 2015 includes $20.2 million in losses on the change in the fair value of derivative liabilities associated with portions of the warrants associated with our 3.75% convertible notes. Other gains and (losses) for 2015 also includes a $6.9 million gain associated with the reimbursement of costs that were previously incurred related to our proposed development in Aurora, Colorado. These costs were impaired in 2012 as part of our strategic shift away from long-term development, but reimbursed in 2015 by the current developer.

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

During 2017, 2016 and 2015, we recorded an income tax (provision) benefit of $49.2 million, $(3.4) million and $11.9 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction and the change in valuation allowance required at the TRSs.

We evaluate our deferred tax assets each reporting period to determine if it is more likely than not that those assets will be realized or if a valuation allowance is needed. In the fourth quarter of 2017, due to projected future taxable income of our TRSs driven by fourth quarter 2017 modifications to internal hotel leases, we determined that the release of a significant portion of our federal and state valuation allowance was appropriate. This release of valuation allowance of $53.4 million was the primary factor for the large income tax benefit for 2017 and is included as a component of income tax benefit.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. The TCJA lowered the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. At December 31, 2017, we have not completed our accounting for the tax effects of the enactment; however, based on a reasonable estimate, we recorded a non-cash tax benefit of $2.0 million during the fourth quarter of 2017 to reflect the impact of this rate change on existing deferred tax amounts, which is included as a component of income tax benefit for 2017.

The benefit recorded in 2017 is a provisional amount that is still being evaluated. We will continue to analyze certain aspects of the TCJA and will refine our calculations if necessary, with any changes that result from obtaining additional information or analyzing information in a future period being recorded in the next reporting period.

The increase in our provision for income taxes for 2016, as compared to the benefit in 2015, was due primarily to an increase in income in our TRSs. In addition, 2015 included a one-time, non-cash tax benefit of $5.2 million due to a federal tax law change enacted in the fourth quarter of 2015.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During 2017, our net cash flows provided by our operating activities were $295.8 million, reflecting primarily our income before depreciation expense, amortization expense, impairment charges and other non-cash charges of approximately $283.8 million and favorable changes in working capital of approximately $12.1 million. The favorable changes in working capital primarily resulted from an increase in accounts payable and accrued liabilities due to the timing of payments, partially offset by an increase in accounts receivable due to the timing of collections.

During 2016, our net cash flows provided by our operating activities were $293.6 million, reflecting primarily our income before depreciation expense, amortization expense, and other non-cash charges of approximately $280.5 million and favorable changes in working capital of approximately $13.1 million. The favorable changes in working capital primarily resulted from a decrease in accounts receivable due to the timing of collections.

During 2015, our net cash flows provided by our operating activities were $238.1 million, reflecting primarily our income before depreciation expense, amortization expense, impairment and other charges, loss on repurchase of warrants, and other non-cash charges of approximately $265.1 million, partially offset by unfavorable changes in working capital of approximately $27.0 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses as a result of the timing of payments and an increase in accounts receivable due to the timing of collections.

Cash Flows from Investing Activities. During 2017, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $182.6 million and our investment of $16.3 million in the Gaylord Rockies joint venture. Purchases of property, plant and equipment consisted primarily of the expansion of the guest rooms and convention space at Gaylord Texan, the renovation of a portion of the guestrooms at Gaylord Opryland, the commencement of construction of the new luxury waterpark at Gaylord Opryland, a freestanding event ballroom and expanded event space at Gaylord National, construction of Ole Red, and ongoing maintenance for our existing properties.

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

During 2015, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $79.8 million, partially offset by the receipt of $10.0 million in proceeds related to the sale of our rights in the letter of intent discussed above. Purchases of property, plant and equipment consisted primarily of an expansion of the Ryman Auditorium, the renovation of a portion of the guest rooms at Gaylord Opryland, and ongoing maintenance capital expenditures for our existing properties.

Cash Flows from Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of and the repayment of long-term debt and the payment of dividends. During 2017, our net cash flows used in financing activities were approximately $82.9 million, primarily reflecting the net repayment of $211.4 million under our refinanced revolving credit facility, the payment of $161.7 million in cash dividends and the payment of $12.3 million in deferred financing costs related to our refinanced credit facility. These uses of cash were partially offset by $200.0 million in borrowings under our new term loan A and $106.3 million in net borrowings under our refinanced term loan B.

During 2016, our net cash flows used in financing activities were approximately $111.5 million, primarily reflecting the payment of $151.2 million in cash dividends and the payment of $24.8 million to repurchase and retire 0.5 million shares of our common stock, partially offset by $76.0 million in net borrowings under our revolving credit facility.

During 2015, our net cash flows used in financing activities were approximately $183.5 million, primarily reflecting $280.1 million in net repayments under our revolving credit facility, the payment of $154.7 million to cash settle the remaining 4.7 million warrants associated with our 3.75% convertible notes, the payment of $131.3 million in cash dividends, and the payment of $11.2 million in deferred financing costs, partially offset by the issuance of $400.0 million in senior notes.

Liquidity

At December 31, 2017, we had $57.6 million in unrestricted cash and $527.2 million available for borrowing under our revolving credit facility. During 2017, we net borrowed $94.9 million under our credit facility, paid cash dividends of $161.7 million, incurred capital expenditures of $182.6 million, invested $16.3 million in the Gaylord Rockies joint venture, and paid $12.3 million in deferred financing costs associated with the refinancing of our credit facility. These net outflows were offset by cash flows provided by operations discussed above, resulting in our cash balance remaining virtually unchanged from 2016 to 2017.

We currently plan to declare dividends of $3.40 per share in 2018, payable in equal quarterly amounts, subject to future determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during 2018 by spending between $180 million and $210 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, an expansion of the guest rooms and convention space at Gaylord Texan, and the construction of a luxury indoor/outdoor waterpark at Gaylord Opryland.

We believe that our cash on hand and cash from operations will be adequate to fund our general short-term commitments, as well as: (i) normal operating expenses, (ii) interest expense on long-term debt obligations, (iii) capital lease and operating lease obligations, and (iv) declared dividends. If our existing cash and cash from operations were inadequate to fund such commitments, as well as capital expenditures, we could draw on our credit facility, subject to the satisfaction of covenants in the credit facility.

Our outstanding principal debt agreements, none of which mature prior to 2021, are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to their scheduled maturity date.

At December 31, 2017, we were in compliance with all covenants related to our outstanding debt.

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

Each of the Revolver, Term Loan A and Term Loan B is guaranteed by us, each of our four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain of our other subsidiaries. Each is secured by (i) a first mortgage lien on the real property of each of our Gaylord Hotels properties, (ii) pledges of equity interests in our subsidiaries that own the Gaylord Hotels properties, (iii) our personal property and the personal property of the Operating Partnership and our guarantor subsidiaries and (iv) all proceeds and products from our Gaylord Hotels properties. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event one of the Gaylord Hotel properties is sold).

In addition, each of the Revolver, Term Loan A and Term Loan B contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the Amended Credit Agreement are as follows (and are unchanged from the previous credit agreement):

•	We must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter of not more than .65 to 1.0.

•	We must maintain a consolidated tangible net worth (as defined in the Amended Credit Agreement) of not less than $175 million plus 75% of the proceeds received by us or any of our subsidiaries in connection with any equity issuance.

•	We must maintain a consolidated fixed charge coverage ratio, as defined in the Amended Credit Agreement, of not less than 1.50 to 1.00.

•	We must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.

If an event of default shall occur and be continuing under the Amended Credit Agreement, the commitments under the Amended Credit Agreement may be terminated and the principal amount outstanding under the Amended Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

$700 Million Revolving Credit Facility. Pursuant to the Amendment, we extended the maturity of the Revolver to May 23, 2021, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.55% to 2.40%, dependent upon our funded debt to total asset value ratio (as defined in the Amended Credit Agreement) or (ii) a base rate as set in the Amended Credit Agreement. At December 31, 2017, the interest rate on the Revolver was LIBOR plus 1.55%. Principal is payable in full at maturity. No additional amounts were borrowed under the Revolver at closing.

At December 31, 2017, $171.0 million of borrowings were outstanding under the Revolver, and the lending banks had issued $1.8 million of letters of credit under the Amended Credit Agreement, which left $527.2 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”) and $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”), which we met at December 31, 2017).

$200 Million Term Loan A Facility. The Amendment also provides for the Term Loan A, which has a maturity date of May 23, 2022. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.50% to 2.35%, dependent upon our funded debt to total asset value ratio (as defined in the Amended Credit Agreement) or (ii) a base rate as set in the Amended Credit Agreement. At December 31, 2017, the interest rate on the Term Loan A was LIBOR plus 1.50%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan A in full and proceeds were used to pay down a portion of the Revolver.

$500 Million Term B Loan Facility. In May 2017, as part of the Amended Credit Agreement discussed above, we increased the capacity under our previous $400 million term loan B to $500 million. The Term Loan B has a maturity date of May 11, 2024 and borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus 2.25% or (ii) a base rate as set in the Amended Credit Agreement. At December 31, 2017, the interest rate on the Term Loan B was LIBOR plus 2.25%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Amended Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan B in full. Net proceeds, after the repayment of the previous $400 million term loan B and certain transaction expenses payable at closing, were approximately $114.3 million and were used to pay down a portion of the Revolver.

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

Off-Balance Sheet Arrangements

As described in Note 4 to our consolidated financial statements included herein, we have invested in a joint venture that is building and will subsequently own Gaylord Rockies. In connection with this investment, we agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guarantee of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. We have also provided a completion guarantee under the construction loan capped at our pro rata share of all costs necessary to complete the project within the time specified in the senior loan documents. Further, we have agreed to a guarantee capped at our pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guarantees related to the construction loan, we agreed to provide a guarantee of the mezzanine debt related to the hotel including a payment guarantee capped at $8.75 million for which we are only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guarantees and liens. The guarantee related to the mezzanine debt also includes an uncapped completion guarantee and an uncapped guarantee of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guarantees related to the construction loan. At December 31, 2017, we have not recorded any liability in the consolidated balance sheet associated with these guarantees.

In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our credit facility had issued $1.8 million of letters of credit at December 31, 2017. Except as set forth in these paragraphs, we do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2017, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$1,617,250	$5,000	$10,000	$731,000	$871,250
Capital leases	639	20	43	47	529
Operating leases (2)	615,347	4,597	9,599	10,162	590,989
Construction commitments (3)	20,003	20,003	—	—	—

Total contractual obligations	$2,253,239	$29,620	$19,642	$741,209	$1,462,768

(1)	Long-term debt commitments do not include approximately $319.5 million in interest payments projected to be due in future years (less than 1 year – $66.8 million; 1-3 years – $133.1 million; 3-5 years – $90.4 million; more than 5 years – $29.2 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at December 31, 2017 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herein for a discussion of the interest we paid during 2017, 2016 and 2015.
(2)	Total operating lease commitments of $615.3 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(3)

With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is 5.0% of the respective properties’ total annual revenue. At December 31, 2017, $20.0 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

The expected cash flows under our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan are estimated based upon the best information currently available, but are not driven by contractual terms. Therefore, these obligations have been excluded from the contractual obligations table above. During 2018, we expect to contribute $1.6 million, $0.9 million and $0.3 million, respectively, to our defined benefit pension plan, our non-qualified retirement plan and our defined benefit postretirement health care and life insurance plan. See Note 8 and Note 9 to our consolidated financial statements included herein for further discussion related to these obligations.

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

Impairment of long-lived and other assets. In accounting for our long-lived and other assets (including our notes receivable associated with the development of Gaylord National), we assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. Recoverability of the notes receivable associated with Gaylord National is measured by comparing the carrying amount of the notes to the fair value of the notes. If the carrying value is greater than the fair value, we then assess if the decline in fair value is other-than-temporary. If the decline in fair value is deemed to be other than temporary, which is based on our intent and ability to hold the notes receivable to maturity and whether we expect to receive all debt service payments due under the notes, then the notes are impaired.

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

In addition, we must deal with uncertainties in the application of complex tax regulations in the calculation of tax liabilities and are subject to routine income tax audits. We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We make this assessment based on only the technical merits of the tax position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements and a liability for unrecognized tax benefits is established. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax benefit recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. To the extent that we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability established, our effective tax rate in a given financial statement period may be affected. At December 31, 2017 and 2016, we had no accruals for unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2017 and 2016, we have accrued no interest or penalties related to uncertain tax positions.

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

The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate decreased from 3.7% for the pension plan and 3.5% for the postretirement benefits other than pension plans at December 31, 2016 to 3.3% and 3.2%, respectively, at December 31, 2017.

We determine the overall expected long-term return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each allocation of plan assets, and advice by our third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption that is determined at the beginning of each year and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty-year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension expense. The expected return on plan assets assumption used for determining net periodic pension expense for 2017 and 2016 was 6.5%. Actual return on plan assets for 2017 and 2016 was 17.9% and 10.0%, respectively. Our historical actual return averaged 6.8% for the ten-year period ended December 31, 2017. In the future, we may make additional discretionary contributions to the plan or we could be required to make mandatory cash funding payments.

The mortality rate assumption used for determining future benefit obligations as of December 31, 2017 and 2016 was based on the RP 2014 Adjusted to 2006 Total Dataset Mortality Tables. In estimating the health care cost trend rate, we consider our actual health care cost experience, industry trends, and advice from our third-party actuary.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would increase or decrease, respectively, 2017 net periodic pension expense by approximately $0.1 million. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2017 net periodic pension expense by approximately $0.6 million.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under the Revolver currently bear interest at an annual rate of LIBOR plus 1.55%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $171.0 million in borrowings outstanding under the revolving credit portion of our Credit Facility at December 31, 2017 would increase by approximately $1.7 million.

Borrowings outstanding under our Term Loan A currently bear interest at an annual rate of LIBOR plus 1.50%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $200.0 million in borrowings outstanding under our Term Loan A at December 31, 2017 would increase by approximately $2.0 million.

Borrowings outstanding under our Term Loan B currently bear interest at an annual rate of LIBOR plus 2.25%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $496.3 million in borrowings outstanding under our Term Loan B at December 31, 2017 would increase by approximately $5.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2017. As a result, the interest rate market risk implicit in these investments at December 31, 2017, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At December 31, 2017, the value of the investments in the pension fund was $69.2 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.9 million.

Summary

Based upon our overall market risk exposures at December 31, 2017, we believe that the effects of changes in interest rates and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page 64 of this Annual Report on Form 10-K and incorporated by reference herein.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Election of the Nominees for Director Identified in this Proxy Statement” in our Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c)(3) of Regulation S-K is incorporated by reference to the discussion under the heading “Submitting Stockholder Proposals and Nominations for 2019 Annual Meeting” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Certain other information concerning executive officers and certain other officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has a separately designated audit committee of the Board of Directors established in accordance with the Exchange Act. Rachna Bhasin, Alvin Bowles, Fazal Merchant, Patrick Q. Moore and Robert S. Prather, Jr. currently serve as members of the Audit Committee, and Mr. Moore serves as its chairman. Our Board of Directors has determined that Mr. Prather is an “audit committee financial expert” as defined by the SEC and is independent, as that term is defined in the Exchange Act and the listing standards of the New York Stock Exchange.

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

The information required by this Item is incorporated herein by reference to the discussions under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation – 2017 Summary Compensation Table,” “2017 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2017 Fiscal Year End,” “2017 Option Exercises and Stock Vested,” “Other Compensation Information – Pension Benefits,” “Other Compensation Information – Nonqualified Deferred Compensation,” “Potential Payments on Termination or Change of Control,” “Committees of the Board – Compensation Committee Interlocks and Insider Participation,” and “Human Resources Committee Report” in our Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Stock Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the discussions under the headings “Company Information – Corporate Governance – Independence of Directors” in our Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The accompanying index to financial statements on page 64 of this Annual Report on Form 10-K is provided in response to this Item.

(a)(2)	Financial Statement Schedules

The following financial statement schedule is filed as a part of this report and is included herein on page 106 of this Annual Report on Form 10-K:

Schedule III – Real Estate and Accumulated Depreciation

All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference:

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012 (File No. 1-13079)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012 (File No. 1-13079)).

4.1	Specimen of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 24, 2012 (File No. 1-13079)).

4.2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.

4.3	Indenture, dated as of April 3, 2013, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.00% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 5, 2013 (File No. 1-13079)).

4.4	Form of 5.00% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 5, 2013 (File No. 1-13079)).

4.5	Registration Rights Agreement, dated as of April 3, 2013, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., the Guarantors (as defined therein) and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, U.S. Bancorp Investments, Inc. and Credit Agricole Securities (USA) Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 5, 2013 (File No. 1-13079)).

4.6	Indenture, dated as of April 14, 2015, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 1-13079)).

4.7	Form of 5.00% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 1-13079)).

4.8	Registration Rights Agreement, dated as of April 14, 2015, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., the Guarantors (as defined therein) and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, U.S. Bankcorp Investments, Inc. and Credit Agricole Securities (USA) Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 14, 2015 (File No. 1-13079)).

10.1	Fifth Amended and Restated Credit Agreement dated as of May 11, 2017, by and among the Company, as a guarantor, RHP Hotel Properties, LP, as the borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2017 (File No. 1-13079)).

10.2	Amendment No. 1 dated as of May 23, 2017, among Ryman Hospitality Properties, Inc., as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent with respect to $200.0 million term loan A (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2017).

10.3	Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).

10.4	Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.5	Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.6#	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S-1 (File No. 33-42329)).

10.7#	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).

10.8#	Executive Employment Agreement of Colin V. Reed, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.9#	First Amendment to Executive Employment Agreement of Colin V. Reed, dated December 18, 2008, with Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2008 (File No. 1-13079)).

10.10#	Second Amendment to Executive Employment Agreement, dated September 3, 2010, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.11#	Third Amendment to Executive Employment Agreement, dated as of November 5, 2012, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-13079)).

10.12#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.13#	Form of Employment Agreement of Mark Fioravanti, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.14#	Form of Amendment No. 1 to Employment Agreement of Mark Fioravanti (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.15#	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.16#	Third Amendment to Executive Employment Agreement dated as of November 5, 2012, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-13079)).

10.17#	Employment Agreement dated as of February 25, 2008 by and between the Company and Bennett Westbrook (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-13079)).

10.18#	Amendment No. 1 to Employment Agreement dated as of September 3, 2010 by and between Bennett Westbrook (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-13079)).

10.19#	Second Amendment to Employment Agreement dated as of November 5, 2012 by and between the Company and Bennett Westbrook (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.20#	Third Amendment to Employment Agreement dated as of July 1, 2016 by and between the Company and Bennett Westbrook (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-13079)).

10.21*#	Severance Agreement dated as of February 26, 2018 between the Company and Patrick Chaffin.

10.22*#	Severance Agreement dated as of February 26, 2018 between the Company and Scott Lynn.

10.23*#	Severance Agreement dated as of February 26, 2018 between the Company and Jennifer Hutcheson.

10.24#	Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.25*#	Summary of Director and Executive Officer Compensation.

10.26#	Gaylord Entertainment Company Amended and Restated 2006 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders filed with the SEC on April 1, 2011 (File No. 1-13079)).

10.27#	Amendment dated February 10, 2017 to Amended and Restated 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-13079)).

10.28#	Form of Restricted Share Award Agreement with respect to restricted stock granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079)).

10.29#	Form of Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079)).

10.30#	Form of Director Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079)).

10.31#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13079)).

10.32#	Form of Restricted Stock Unit Award Agreement with respect to performance-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2008 (File No. 1-13079)).

10.33#	Form of Restricted Stock Unit Award Agreement with respect to time-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.34#	Form of Restricted Stock Unit Award Agreement with respect to performance-based restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-13079)).

10.35#	Form of 2013 Time-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.36#	Form of 2013 Performance-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year December 31, 2012 (File No. 1-13079)).

10.37#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan in lieu of cash retainer fees (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year December 31, 2013 (File No. 1-13079)).

10.38#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan to replace previously deferred cash retainer fees (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year December 31, 2013 (File No. 1-13079)).

10.39#	Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2016 (File No. 1-13079)).

10.40#	Amendment dated February 10, 2017 to Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-13079)).

10.41#	Form of Restricted Stock Unit Award Agreement granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-13079)).

10.42#	Form of Restricted Stock Unit Award Agreement with respect to time-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-13079)).

10.43#	Form of Restricted Stock Unit Award Agreement with respect to performance-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-13079)).

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101*	The following materials from Ryman Hospitality Property, Inc.’s Annual Form on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
†	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: February 27, 2018	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed Colin V. Reed	Chairman of the Board of Directors and Chief Executive Officer	February 27, 2018

/s/ Michael J. Bender Michael J. Bender	Director	February 27, 2018

/s/ Rachna Bhasin Rachna Bhasin	Director	February 27, 2018

/s/ Alvin Bowles Alvin Bowles	Director	February 27, 2018

/s/ Ellen R. Levine Ellen R. Levine	Director	February 27, 2018

/s/ Fazal F. Merchant Fazal F. Merchant	Director	February 27, 2018

/s/ Patrick Q. Moore Patrick Q. Moore	Director	February 27, 2018

/s/ Robert S. Prather, Jr. Robert S. Prather, Jr.	Director	February 27, 2018

/s/ Michael I. Roth Michael I. Roth	Director	February 27, 2018

/s/ Mark Fioravanti Mark Fioravanti	President and Chief Financial Officer (Principal Financial Officer)	February 27, 2018

/s/ Jennifer Hutcheson Jennifer Hutcheson	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2018

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Ryman Hospitality Properties, Inc. and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2017 and 2016 and for Each of the Three Years in the Period Ended December 31, 2017
Report of Independent Registered Public Accounting Firm	65
Report of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets as of December 31, 2017 and 2016	67
Consolidated Statements of Operations for the Years ended December 31, 2017, 2016, and 2015	68
Consolidated Statements of Comprehensive Income for the Years ended December 31, 2017, 2016, and 2015	69
Consolidated Statements of Cash Flows for the Years ended December 31, 2017, 2016, and 2015	70
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2017, 2016, and 2015	71
Notes to Consolidated Financial Statements	72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryman Hospitality Properties, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and schedule based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Nashville, Tennessee

February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ryman Hospitality Properties, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Ryman Hospitality Properties, Inc. and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) of the Company, and our report dated February 27, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 27, 2018

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2017	December 31, 2016
ASSETS:
Property and equipment, net of accumulated depreciation	$2,065,657	$1,998,012
Cash and cash equivalents—unrestricted	57,557	59,128
Cash and cash equivalents—restricted	21,153	22,062
Notes receivable	111,423	152,882
Investment in Gaylord Rockies joint venture	88,685	70,440
Trade receivables, less allowance of $651 and $629, respectively	57,520	47,818
Deferred income tax assets, net	50,117	—
Prepaid expenses and other assets	72,116	55,411

Total assets	$2,524,228	$2,405,753

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,591,392	$1,502,554
Accounts payable and accrued liabilities	179,649	163,205
Dividends payable	42,129	39,404
Deferred management rights proceeds	177,057	180,088
Deferred income tax liabilities, net	—	1,469
Other liabilities	155,845	151,036
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,198 and 51,017 shares issued and outstanding, respectively	512	510
Additional paid-in capital	896,759	893,102
Treasury stock of 567 and 541 shares, at cost	(13,253)	(11,542)
Accumulated deficit	(479,170)	(491,805)
Accumulated other comprehensive loss	(26,692)	(22,268)

Total stockholders’ equity	378,156	367,997

Total liabilities and stockholders’ equity	$2,524,228	$2,405,753

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2017, 2016 and 2015

(Amounts in thousands, except per share data)

	2017	2016	2015
Revenues:
Rooms	$431,768	$420,011	$404,457
Food and beverage	483,945	477,493	461,157
Other hotel revenue	143,947	142,139	128,989
Entertainment	125,059	109,564	97,521

Total revenues	1,184,719	1,149,207	1,092,124
Operating expenses:
Rooms	112,636	109,618	110,067
Food and beverage	269,824	267,307	261,580
Other hotel expenses	326,560	322,774	312,989
Management fees, net	23,856	22,194	14,657

Total hotel operating expenses	732,876	721,893	699,293
Entertainment	84,393	74,550	67,363
Corporate	33,495	29,143	28,914
Preopening costs	1,926	—	909
Depreciation and amortization	111,959	109,816	114,383
Impairment and other charges	—	—	19,200
Other-than-temporary impairment loss on held-to-maturity securities:
Total other-than-temporary impairment loss	41,961	—	—
Less portion recognized in other comprehensive income	(6,543)	—	—

Net impairment loss recognized in earnings on held-to-maturity securities	35,418	—	—

Total operating expenses	1,000,067	935,402	930,062

Operating income	184,652	213,805	162,062
Interest expense	(66,051)	(63,906)	(63,901)
Interest income	11,818	11,500	12,384
Loss from joint ventures	(4,402)	(2,794)	—
Other gains and (losses), net	928	4,161	(10,889)

Income before income taxes	126,945	162,766	99,656
(Provision) benefit for income taxes	49,155	(3,400)	11,855

Net income	$176,100	$159,366	$111,511

Basic income per share	$3.44	$3.12	$2.18

Fully diluted income per share	$3.43	$3.11	$2.16

Dividends declared per common share	$3.20	$3.00	$2.70

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2017, 2016 and 2015

(Amounts in thousands)

	2017	2016	2015
Net income	$176,100	$159,366	$111,511
Other comprehensive income (loss), before tax:
Gain on minimum pension liability:
Unrealized gains arising during the period	3,111	2,599	1,920
Amount reclassified from accumulated other comprehensive loss	60	180	88

	3,171	2,779	2,008

Other-than-temporary impairment loss on held-to-maturity securities:
Non-credit loss on other-than-temporary impairment	(6,543)	—	—

	(6,543)	—	—

Other comprehensive income (loss), before tax	(3,372)	2,779	2,008
Income tax expense related to items of comprehensive income (loss)	(1,052)	—	(724)

Other comprehensive income (loss), net of tax	(4,424)	2,779	1,284

Comprehensive income	$171,676	$162,145	$112,795

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017, 2016 and 2015

(Amounts in thousands)

	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$176,100	$159,366	$111,511
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	(52,637)	321	(13,847)
Depreciation and amortization	111,959	109,816	114,383
Amortization of deferred financing costs	5,350	4,863	5,505
Impairment and other charges	—	—	19,200
Net impairment loss recognized in earnings on held-to-maturity securities	35,418	—	—
Loss on repurchase of warrants	—	—	20,246
Write-off of deferred financing costs	925	—	1,926
Stock-based compensation expense	6,640	6,128	6,158
Changes in:
Trade receivables	(9,702)	7,215	(9,845)
Accounts payable and accrued liabilities	17,189	1,148	(13,019)
Other assets and liabilities	4,588	4,744	(4,156)

Net cash flows provided by operating activities	295,830	293,601	238,062
Cash Flows from Investing Activities:
Purchases of property and equipment	(182,565)	(117,977)	(79,815)
Investment in Gaylord Rockies joint venture	(16,309)	(70,141)	—
Investment in other joint ventures	(9,313)	(2,500)	—
Proceeds from sale of Peterson LOI	—	6,785	10,000
(Increase) decrease in restricted cash and cash equivalents	909	293	(4,945)
Other investing activities	(7,234)	4,299	123

Net cash flows used in investing activities	(214,512)	(179,241)	(74,637)
Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	(211,400)	76,000	(280,100)
Borrowings under term loan A	200,000	—	—
Borrowings under term loan B	500,000	—	—
Repayments under term loan B	(393,750)	(4,000)	(4,000)
Issuance of senior notes	—	—	400,000
Repayment of note payable related to purchase of AC Hotel	—	(6,000)	—
Repurchase of common stock warrants	—	—	(154,681)
Deferred financing costs paid	(12,268)	—	(11,155)
Repurchase of Company stock for retirement	—	(24,811)	—
Payment of dividends	(161,706)	(151,160)	(131,305)
Payment of tax withholdings for share-based compensation	(3,810)	(3,235)	(3,700)
Other financing activities	45	1,683	1,399

Net cash flows used in financing activities	(82,889)	(111,523)	(183,542)
Net change in cash and cash equivalents	(1,571)	2,837	(20,117)
Cash and cash equivalents—unrestricted, beginning of period	59,128	56,291	76,408

Cash and cash equivalents—unrestricted, end of period	$57,557	$59,128	$56,291

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2017, 2016 and 2015

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, December 31, 2014	$510	$882,193	$(8,002)	$(446,963)	$(26,331)	401,407
Net income	—	—	—	111,511	—	111,511
Other comprehensive income, net of income taxes	—	—	—	—	1,284	1,284
Payment of dividend	—	910	(1,999)	(137,952)	—	(139,041)
Exercise of stock options	1	1,776	—	—	—	1,777
Restricted stock units and stock options surrendered	2	(3,536)	—	—	—	(3,534)
Stock-based compensation expense	—	6,158	—	—	—	6,158

BALANCE, December 31, 2015	$513	$887,501	$(10,001)	$(473,404)	$(25,047)	$379,562
Net income	—	—	—	159,366	—	159,366
Tax benefit related to adoption of ASU 2016-09	—	—	—	75	—	75
Other comprehensive income, net of income taxes	—	—	—	—	2,779	2,779
Repurchase of Company stock for retirement	(5)	—	—	(24,806)	—	(24,811)
Payment of dividend	—	883	(1,541)	(153,036)	—	(153,694)
Exercise of stock options	—	1,702	—	—	—	1,702
Restricted stock units and stock options surrendered	2	(3,112)	—	—	—	(3,110)
Stock-based compensation expense	—	6,128	—	—	—	6,128

BALANCE, December 31, 2016	$510	$893,102	$(11,542)	$(491,805)	$(22,268)	$367,997
Net income	—	—	—	176,100	—	176,100
Other comprehensive loss, net of income taxes	—	—	—	—	(4,424)	(4,424)
Payment of dividend	—	745	(1,711)	(163,465)	—	(164,431)
Exercise of stock options	—	65	—	—	—	65
Restricted stock units and stock options surrendered	2	(3,793)	—	—	—	(3,791)
Stock-based compensation expense	—	6,640	—	—	—	6,640

BALANCE, December 31, 2017	$512	$896,759	$(13,253)	$(479,170)	$(26,692)	$378,156

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

On January 1, 2013, the Company began operating as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). The Company’s other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National that opened in April 2015. The Company also owns a 35% interest in a joint venture that is developing and will own the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which will be managed by Marriott upon its planned opening in late 2018.

The Company also owns a number of media and entertainment assets, including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces, with a flagship location in Nashville expected to open in second quarter 2018; a 50% interest in a joint venture for Opry City Stage, a four-level entertainment complex in Times Square that opened in December 2017; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, and the General Jackson Showboat (“General Jackson”).

The Company conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and all of its operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with its REIT conversion. Ryman is the sole limited partner of the Operating Partnership and currently owns, either directly or indirectly, all of the partnership units of the Operating Partnership. RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Annual Report on Form 10-K and Ryman’s other reports, documents or other information filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality; Entertainment; and Corporate and Other. The Company’s fiscal year ends on December 31 for all periods presented.

Business Segments

Hospitality

The Hospitality segment includes the Gaylord Hotels branded hotels, the Inn at Opryland and the AC Hotel, as well as the Company’s equity investment in Gaylord Rockies. See Note 4 for further discussion of this investment. Each of the Company’s hotels is managed by Marriott pursuant to a management agreement for each hotel, and Gaylord Rockies will be managed by Marriott upon its opening.

Entertainment

The Entertainment segment includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, the Company’s equity investment in Opry City Stage, the General Jackson, the Wildhorse Saloon, and Gaylord Springs, among others. Marriott manages the day-to-day operations of the General Jackson, Gaylord Springs and the Wildhorse Saloon pursuant to management agreements.

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

Acquisitions and Investments

In December 2014, the Company purchased from an affiliate of The Peterson Companies (the developer of the National Harbor, Maryland development in which Gaylord National is located) the AC Hotel, a 192-room hotel previously operated as the Aloft Hotel at National Harbor for a purchase price of $21.8 million. The transaction required that the property be transferred to the Company unencumbered by any existing hotel franchise or management agreements. The Company rebranded the hotel and Marriott operates the property in conjunction with the Gaylord National pursuant to a separate management agreement. The hotel opened in April 2015. The Company paid the final $6.0 million purchase price that was outstanding under a note payable in January 2016.

In March 2016, certain subsidiaries of the Company entered into a series of agreements with respect to an equity investment in Gaylord Rockies, which is expected to open in late 2018. See Note 4 for further discussion of this investment. In October 2016, a subsidiary of the Company entered into a series of agreements with respect to an equity investment in Opry City Stage, which opened in December 2017.

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

Cash and Cash Equivalents — Restricted

Restricted cash and cash equivalents primarily represent funds held by our property managers for furniture, fixtures and equipment reserves. In addition, the Company holds certificates of deposit with an original maturity of greater than three months in order to secure its Tennessee workers’ compensation self-insurance obligations.

For purposes of the statements of cash flows, changes in restricted cash and cash equivalents related to funds for furniture, fixtures and equipment replacement reserves are shown as investing activities.

Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2017	2016	2015
Debt interest paid	$63,325	$60,780	$53,978
Capitalized interest	(6,645)	(1,721)	(169)

Cash paid for interest, net of capitalized interest	$56,680	$59,059	$53,809

Net cash payments of income taxes in 2017, 2016 and 2015 were $4.1 million, $1.7 million and $5.2 million, respectively.

Accounts Receivable

The Company’s accounts receivable are primarily generated by meetings and convention attendees’ room nights and food and beverage. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivable is minimized due to the large and diverse nature of the customer base.

Allowance for Doubtful Accounts

The Company provides allowances for doubtful accounts based upon a percentage of revenue and periodic evaluations of the aging of accounts receivable.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31 consist of (amounts in thousands):

	2017	2016
Prepaid expenses	$14,526	$14,001
Inventories	8,052	8,065
Supplemental deferred compensation plan assets	25,055	22,204
Other	24,483	11,141

Total prepaid expenses and other assets	$72,116	$55,411

Prepaid expenses consist of prepayments for property taxes, insurance and other contracts that will be expensed during the subsequent year. Inventories consist primarily of food and beverage inventory for resale and retail inventory sold in the Entertainment segment. Inventory is carried at the lower of cost or net realizable value. Cost is computed on an average cost basis. Other assets include capitalized software costs, intangible assets and investments in joint ventures, among others.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consist of (amounts in thousands):

	2017	2016
Trade accounts payable	$32,663	$32,315
Property and other taxes payable	34,282	34,844
Deferred revenues	51,232	41,080
Accrued salaries and benefits	25,178	20,567
Accrued interest payable	11,179	8,152
Other accrued liabilities	25,115	26,247

Total accounts payable and accrued liabilities	$179,649	$163,205

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

The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered projected future taxable income and ongoing feasible tax planning strategies in assessing the need for a valuation allowance.

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

Other Liabilities

Other liabilities at December 31 consist of (amounts in thousands):

	2017	2016
Pension and postretirement benefits liability	$34,763	$37,988
Straight-line lease liability	95,078	89,959
Deferred compensation liability	25,055	22,204
Other	949	885

Total other liabilities	$155,845	$151,036

Deferred Financing Costs

Deferred financing costs consist of loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method, and are presented as a reduction of the related debt liability. During 2017, 2016 and 2015, deferred financing costs of $5.4 million, $4.9 million and $5.5 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations.

As a result of refinancing of the Company’s credit facility in 2017 and 2015, the Company wrote off $0.9 million and $1.9 million of deferred financing costs during 2017 and 2015, respectively, which are included in interest expense in the accompanying consolidated statements of operations.

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

Management Fees

The Company pays Marriott a base management fee of approximately 2% of revenues for the properties that Marriott manages, as well as an incentive fee that is based on profitability. The Company incurred $22.0 million, $21.4 million and $17.4 million in base management fees to Marriott during 2017, 2016 and 2015, respectively. The Company incurred $6.1 million, $4.8 million and $1.4 million in incentive fees to Marriott during 2017, 2016 and 2015, respectively. Management fees are presented in the consolidated statements of operations net of the amortization of the deferred management rights proceeds discussed further in Note 6.

Leases

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which the Gaylord Palms is located, a 10.0 acre site in Grapevine, Texas on which a portion of the Gaylord Texan is located, and office and other equipment. The Company’s leases are discussed further in Note 12.

Advertising Costs

Advertising costs are expensed as incurred and were $38.4 million, $36.7 million, and $36.7 million for 2017, 2016 and 2015, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for its stock-based compensation plan under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”

Preopening Costs

The Company expenses the costs associated with start-up activities and organization costs associated with its development or reopening of hotels and significant attractions as incurred. The Company’s preopening costs during 2017 primarily relate to a riverfront ballroom at Gaylord National, which opened in May 2017, and costs associated with our various Entertainment segment projects. Preopening costs during 2015 primarily relate to the AC Hotel, which opened in April 2015.

Impairment of Long-Lived and Other Assets

In accounting for the Company’s long-lived and other assets (including its notes receivable associated with the development of Gaylord National), the Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. Recoverability of the notes receivable associated with Gaylord National is measured by comparing the carrying amount of the notes to the fair value of the notes. If the carrying value is greater than the fair value, the Company then assesses if the decline in fair value is other than temporary. If the decline in fair value is deemed to be other than temporary, which is based on the Company’s intent and ability to hold the notes receivable to maturity and whether it expects to receive all debt service payments due under the notes, then the notes receivable are impaired. See Note 3 for further disclosure.

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

	2017
	Income	Shares	Per Share
Net income	$176,100	51,147	$3.44
Effect of dilutive stock-based compensation	—	224	—

Net income — assuming dilution	$176,100	51,371	$3.43

	2016
	Income	Shares	Per Share
Net income	$159,366	51,009	$3.12
Effect of dilutive stock-based compensation	—	303	—

Net income — assuming dilution	$159,366	51,312	$3.11

	2015
	Income	Shares	Per Share
Net income	$111,511	51,241	$2.18
Effect of dilutive stock-based compensation	—	371	—

Net income — assuming dilution	$111,511	51,612	$2.16

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

Newly Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” the core principle of which is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, companies will need to use more judgment and make more estimates than under today’s guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for the Company in the first quarter of 2018, and the Company plans to adopt this standard at that time using the modified retrospective approach. The Company has completed its assessment of how the new ASU will impact the amount and timing of the various revenue streams recorded in its financial statements, and due to the short-term, day-to-day nature of the Company’s hospitality and entertainment segment revenues, the adoption of this ASU will not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that requires lessees to put most leases on their balance sheet, but recognize expenses on their income statements in a manner similar to previous accounting. The ASU also eliminates the required use of bright-line tests for determining lease classification. The ASU is effective for the Company in the first quarter of 2019 and currently requires a modified retrospective approach, with restatement of prior periods. The primary impact of this adoption will be the inclusion of the Company’s 75-year ground lease at Gaylord Palms on its balance sheet. See Note 12 for a further disclosure of the Company’s outstanding leases.

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

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” that will require entities to show changes in the total of cash and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and restricted cash in the statement of cash flows, and will present a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The ASU is effective for the Company in the first quarter of 2018, and this adoption will not have a material impact on the Company’s financial statements.

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

2. Property and Equipment

Property and equipment at December 31 is recorded at cost and summarized as follows (amounts in thousands):

	2017	2016
Land and land improvements	$267,051	$266,053
Buildings	2,440,471	2,398,117
Furniture, fixtures and equipment	647,988	604,876
Construction in progress	138,702	50,273

	3,494,212	3,319,319
Accumulated depreciation	(1,428,555)	(1,321,307)

Property and equipment, net	$2,065,657	$1,998,012

Depreciation expense, including amortization of assets under capital lease obligations, during 2017, 2016 and 2015 was $110.4 million, $108.1 million, and $112.2 million, respectively.

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

3. Notes Receivable

In connection with the development of Gaylord National, Prince George’s County, Maryland (“the County”) issued a bond with a face value of $95 million (“Series A Bond”) and an additional bond with a face value of $50 million (“Series B Bond”), which were delivered to the Company upon substantial completion and opening of the Gaylord National on April 2, 2008. The interest rate on the Series A Bond and Series B Bond is 8.0% and 10.0%, respectively. The maturity date of the Series A Bond and the Series B Bond is July 1, 2034 and September 1, 2037, respectively.

Upon receipt in 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on their effective interest rates of 8.04% and 11.42%, respectively, and recorded the notes receivable at their discounted values of $93.8 million and $38.3 million, respectively. The Company is currently holding the Series A Bond and Series B Bond, which have aggregate carrying values and approximate fair values of $80.3 million and $31.2 million, respectively, at December 31, 2017, and receiving the debt service and principal payments thereon, which is payable from tax increments, hotel taxes and special hotel rental taxes generated from the development through the maturity date. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.

As disclosed in previous financial statements, the Company has the intent and ability to hold the Series A Bond and Series B Bond to maturity and had previously expected to receive all debt service payments due, even though the estimated fair value of the Series B Bond was less than carrying value. Therefore, the Company had not previously considered the Series B Bond to be other-than-temporarily impaired (“OTTI”). In connection with the preparation of these financial statements for the fourth quarter and year ended December 31, 2017, and as part of its annual impairment analysis related to the Series B Bond, the Company considered reduced projected tax revenues, which will service the bond, as compared to previous impairment analyses, over the remaining term of the Series B Bond. These long-range tax revenue projections were reduced primarily as the result of two factors. First, transient rooms revenue growth rates have been reduced as the initial impact of the opening of the new nearby MGM casino on overnight regional guests has been less than originally anticipated. Second, while the anticipated recovery of the Washington D.C. market has materialized in the central business district, recovery of National Harbor and the surrounding areas has been at a slower pace than previously projected. In response, Gaylord National has developed marketing campaigns targeted to regional customers to help drive transient business among regional customers. While these campaigns have proven successful, this change has resulted in a lower average daily rate (“ADR”) than previously forecasted. As a result, the level of anticipated transient occupancy and ADR increase included in previous long-range projections has not materialized.

As a result of these reduced long-range tax room revenue projections over the remaining life of the Series B Bond, the Company no longer believes it will receive all debt service payments due under the note, and the Company considers the Series B Bond to be OTTI. The Company compared the expected cash flows to be collected at the original discount rate of 11.42% to the carrying value and determined that the present value of the future cash flows was less than the carrying value. The Company then compared the expected cash flows to be collected at a current discount rate of 14.0% to the carrying value of the Series B Bond. The resulting discounted cash flows resulted in an OTTI of $42.0 million, which has been recorded as a reduction in the carrying value of notes receivable in the accompanying consolidated balance sheet at December 31, 2017. The amount of the OTTI related to the credit loss, or the decrease in expected cash flows, of $35.4 million has been recorded as an impairment in the accompanying consolidated statement of operations for 2017. The amount of the OTTI related to changing market conditions, or the increase in the discount rate, of $6.5 million has been recorded as an increase to other comprehensive loss in the accompanying consolidated statement of comprehensive income and consolidated statement of stockholders’ equity for 2017. The Company considers the projected future cash flows and the discount rate to be Level 3 fair value estimates. The discount rate was determined based on current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the note.

During 2017, 2016 and 2015, the Company recorded interest income of $11.6 million, $11.4 million and $12.3 million, respectively, on these bonds. The Company received payments of $11.1 million, $11.1 million and $9.4 million during 2017, 2016 and 2015, respectively, relating to these notes receivable, which includes principal and interest payments.

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

The Company acquired a 35% interest in a limited liability company which will own the real property comprising the hotel, which the Company purchased for a capital contribution of approximately $86.5 million, of which the final portion was funded in the first quarter of 2017. The Company also owns a 35% interest in a limited liability company which will lease the hotel from the property owner and assume the Marriott management agreement prior to the opening of the hotel.

A subsidiary of the Company is providing designated asset management services on behalf of the hotel during the pre-construction period in exchange for a flat fee and after opening of the hotel in exchange for a fee based on the hotel’s gross revenues on an annual basis.

In connection with the agreements, the Company agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guarantee of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. The Company has also provided a completion guarantee under the construction loan capped at its pro rata share of all costs necessary to complete the project within the time specified in the joint venture’s loan documents. Further, the Company has agreed to a guarantee capped at its pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guarantees related to the construction loan, the Company agreed to provide a guarantee of the mezzanine debt related to the hotel including a payment guarantee capped at $8.75 million for which the Company is only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guarantees and liens. The guarantee related to the mezzanine debt also includes an uncapped completion guarantee and an uncapped guarantee of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guarantees related to the construction loan. As of December 31, 2017, the Company had not recorded any liability in the consolidated balance sheet associated with these guarantees.

5. Debt

The Company’s debt and capital lease obligations at December 31 consisted of (amounts in thousands):

	2017	2016
$700 Million Revolving Credit Facility, less unamortized deferred financing costs of $9,076 and $5,267	$161,924	$377,133
$200 Million Term Loan A, less unamortized deferred financing costs of $1,557 and $0	198,443	—
$500 Million Term Loan B, less unamortized deferred financing costs of $7,595 and $0	488,655	—
$400 Million Term Loan B, less unamortized deferred financing costs of $0 and $5,273	—	384,727
$350 Million 5% Senior Notes, less unamortized deferred financing costs of $3,340 and $4,246	346,660	345,754
$400 Million 5% Senior Notes, less unamortized deferred financing costs of $4,929 and $5,719	395,071	394,281
Capital lease obligations	639	659

Total debt	$1,591,392	$1,502,554

At December 31, 2017, the Company was in compliance with all covenants related to its outstanding debt.

Annual maturities of long-term debt, excluding capital lease obligations, are as follows (amounts in thousands):

	$700 Million Revolving Credit Facility	$200 Million Term Loan A	$500 Million Term Loan B	$350 Million 5% Senior Notes	$400 Million 5% Senior Notes	Total
2018	$—	$—	$5,000	$—	$—	$5,000
2019	—	—	5,000	—	—	5,000
2020	—	—	5,000	—	—	5,000
2021	171,000	—	5,000	350,000	—	526,000
2022	—	200,000	5,000	—	—	205,000
Years thereafter	—	—	471,250	—	400,000	871,250

Total	$171,000	$200,000	$496,250	$350,000	$400,000	$1,617,250

Credit Facility

On May 11, 2017, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) among the Company, as guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, which amends and restates the Company’s existing credit facility. In addition, on May 23, 2017, the Company entered into Amendment No. 1 (the “Amendment”) to the Amended Credit Agreement among the same parties. As amended, the Company’s credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a new $200.0 million senior secured term loan A (the “Term Loan A”), and an increased $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below.

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

As a result of the refinancing of its previous credit facility, the Company wrote off $0.9 million of deferred financing costs during 2017.

$700 Million Revolving Credit Facility

Pursuant to the Amendment, the Company extended the maturity of the Revolver to May 23, 2021. Borrowings under the Revolver bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus the applicable margin ranging from 1.55% to 2.40%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Amended Credit Agreement) or (ii) a base rate as set in the Amended Credit Agreement. At December 31, 2017, the interest rate on the Revolver is LIBOR plus 1.55%. No additional amounts were borrowed under the Revolver at closing.

$200 Million Term Loan A

The Amendment also provides for the Term Loan A, which has a maturity date of May 23, 2022. Borrowings under the Term Loan A bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus the applicable margin ranging from 1.50% to 2.35%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Amended Credit Agreement) or (ii) a base rate as set in the Amended Credit Agreement. At December 31, 2017, the interest rate on the Term Loan A was LIBOR plus 1.50%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At closing, the Company drew down on the Term Loan A in full. Net proceeds, after certain transaction expenses payable at closing, were approximately $194.6 million and were used to pay down a portion of the Revolver.

$500 Million Term Loan B

Pursuant to the Amended Credit Agreement, the Company increased its previous $400 million term loan B facility to the $500 million Term Loan B and extended the maturity to May 11, 2024. Borrowings under the Term Loan B bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus 2.25% or (ii) a base rate as set in the Amended Credit Agreement. At December 31, 2017, the interest rate on the Term Loan B was LIBOR plus 2.25%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, the Company drew down on the Term Loan B in full. Net proceeds, after the repayment of the previous $400 million term loan B and certain transaction expenses payable at closing, were approximately $114.3 million and were used to pay down a portion of the Revolver.

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

The $350 Million 5% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 102.50%, 101.25%, and 100.00% beginning on April 15, 2017, 2018 and 2019, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

6. Deferred Management Rights Proceeds

On October 1, 2012, the Company consummated its agreement to sell the Gaylord Hotels brand (the “IP Rights”) and rights to manage the Gaylord Hotels properties (the “Management Rights”) to Marriott for $210.0 million in cash. Effective October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the Gaylord Hotels properties pursuant to a management agreement for each Gaylord Hotel property. The Company allocated $190.0 million of the purchase price to the Management Rights and $20.0 million to the IP Rights. The allocation was based on the Company’s estimates of the fair values for the respective components. The Company estimated the fair value of each component by constructing distinct discounted cash flow models.

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

7. Stock Plans

The Company’s 2016 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to its directors, employees and consultants. At December 31, 2017, approximately 1.6 million shares of common stock remained available for issuance pursuant to future grants of awards under the Plan.

The Company does not currently grant stock options under the Plan. There are approximately 17,000 options outstanding and exercisable at December 31, 2017, with an aggregate intrinsic value of $0.9 million. The total intrinsic value of options exercised during 2017, 2016, and 2015 was $0.1 million, $3.9 million, and $1.8 million, respectively.

Restricted stock units granted to employees vest one to four years from the date of grant, and restricted stock units granted to non-employee directors vest after one year from the date of grant, unless the recipient chooses to defer the vesting for a period of time. Depending on the type of award, the fair value of restricted stock units is determined either based on the market price of the Company’s stock at the date of grant or based on a Monte-Carlo valuation. Forfeitures are estimated based on historical experience. The Company generally records compensation expense equal to the fair value of each restricted stock unit granted over the vesting period. The weighted-average grant-date fair value of restricted stock units granted during 2017, 2016, and 2015 was $66.54, $47.71, and $57.21, respectively.

A summary of the status of the Company’s restricted stock units as of December 31, 2017 and changes during the year ended December 31, 2017, is presented below:

Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2017	501,992	$46.52
Granted	159,992	66.54
Vested	(237,262)	42.98
Canceled	(10,958)	57.15

Nonvested shares at December 31, 2017	413,764	54.57

The fair value of all restricted stock units that vested during 2017, 2016 and 2015 was $10.2 million, $8.9 million and $14.0 million, respectively.

At December 31, 2017, there was $11.1 million of total unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $6.6 million, $6.1 million, and $6.2 million for 2017, 2016, and 2015, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $1.5 million, $2.0 million, and $2.0 million for 2017, 2016, and 2015, respectively.

Cash received from option exercises under all stock-based employee compensation arrangements for 2017, 2016, and 2015 was $0.1 million, $1.7 million, and $1.8 million, respectively. The actual tax benefit realized from exercise, vesting or cancellation of the stock-based employee compensation arrangements during 2017, 2016, and 2015 totaled $1.0 million, $1.7 million, and $3.2 million, respectively, and is reflected as an adjustment to deferred tax liabilities in the accompanying consolidated balance sheets.

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

As a result of increased lump-sum distributions from the retirement plan during 2017, 2016 and 2015, net settlement losses of $1.7 million, $1.7 million and $2.4 million were recognized in 2017, 2016 and 2015, respectively. These settlement losses have been classified as corporate operating expenses in the accompanying consolidated statements of operations.

The following table sets forth the funded status at December 31 (amounts in thousands):

	2017	2016
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$85,360	$87,236
Interest cost	3,019	3,173
Actuarial loss	3,624	304
Benefits paid	(6,308)	(5,353)

Benefit obligation at end of year	85,695	85,360

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	65,446	65,439
Actual return on plan assets	10,107	5,360
Benefits paid	(6,308)	(5,353)

Fair value of plan assets at end of year	69,245	65,446

Funded status and accrued pension cost	$(16,450)	$(19,914)

Net periodic pension expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2017	2016	2015
Interest cost	$3,019	$3,173	$3,423
Expected return on plan assets	(4,202)	(4,131)	(4,627)
Recognized net actuarial loss	919	1,047	917
Net settlement loss	1,734	1,715	2,356

Total net periodic pension expense	$1,470	$1,804	$2,069

Assumptions

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2017	2016	2015
Discount rate	3.30%	3.72%	3.90%
Rate of compensation increase	N/A	N/A	N/A

The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2017	2016	2015
Discount rate	3.59%	3.70%	3.77%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%

The rate of increase in future compensation levels was not applicable for any reported years due to the Company amending the plan to freeze the cash balance benefit as described above.

The Company determines the overall expected long-term rate of return on plan assets based on its estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, the Company assesses the rates of return on each current allocation of plan assets, and advice from its third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns based on fair value, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty-year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and expense.

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

The allocation of the defined benefit pension plan’s assets at December 31 are as follows (amounts in thousands):

Asset Class	2017	2016
Cash	$642	$728
Mutual funds	68,603	64,718

Total	$69,245	$65,446

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

Expected Contributions and Benefit Payments

The Company expects to contribute approximately $1.6 million to its defined benefit pension plan in 2018. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2018	$4,358
2019	5,102
2020	4,764
2021	5,029
2022	5,990
2023 - 2027	29,384

Other Information

The Company also maintains non-qualified pension plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2017, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $15.1 million.

The Company’s accrued cost related to its qualified and non-qualified pension plans of $31.6 million and $34.8 million at December 31, 2017 and 2016, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The decrease in the deferred net loss related to the Company’s retirement plans during 2017, 2016 and 2015 resulted in an increase in equity of $4.5 million, $3.8 million and $0.1 million, respectively, net of taxes of $1.5 million, $0, and $(0.1) million, respectively. Each of these adjustments to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.

The net gain recognized in other comprehensive income for the years ended December 31, 2017 and 2016 was $4.5 million and $3.8 million, respectively. Included in accumulated other comprehensive loss at December 31, 2017 and 2016 are unrecognized actuarial losses of $35.9 million and $40.4 million ($25.0 million and $27.9 million net of tax), respectively, that have not yet been recognized in net periodic pension expense. Net losses are amortized into net periodic pension expense based on the life expectancy of plan participants expected to receive benefits, using a corridor approach based on the greater of projected benefit obligation or fair value of plan assets. The estimated actuarial loss for the retirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net periodic pension expense over the next fiscal year is $1.0 million.

9. Postretirement Benefits Other than Pensions

The Company sponsors an unfunded defined benefit postretirement health care plan for certain employees and contributes toward the cost of health insurance benefits. In order to be eligible for these postretirement benefits, an employee must retire after attainment of age 55 and completion of 15 years of service, or attainment of age 65 and completion of 10 years of service. The Company’s Benefits Trust Committee determines retiree premiums. The Company amended the plans effective December 31, 2001 such that only retirees who were receiving benefits under the plans at that time and active employees at that time whose age plus years of service totaled at least 60 and who had at least 10 years of service as of December 31, 2001 remain eligible.

The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2017	2016
Benefit obligation at beginning of year	$3,214	$3,559
Interest cost	108	120
Actuarial (gain) loss	264	(47)
Benefits paid	(419)	(418)

Benefit obligation at end of year	$3,167	$3,214

Net postretirement benefit income reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2017	2016	2015
Interest cost	$108	$120	$127
Amortization of net actuarial loss	245	242	255
Amortization of prior service credit	(1,314)	(1,314)	(1,314)

Net postretirement benefit income	$(961)	$(952)	$(932)

The discount rate used to determine the benefit obligation at December 31, 2017, 2016 and 2015 was 3.15%, 3.47% and 3.57%, respectively. The discount rate used to determine the net postretirement benefit expense for years ended December 31, 2017, 2016 and 2015 was 3.47%, 3.57% and 3.32%, respectively.

The Company expects to contribute $0.3 million to the plan in 2018. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2018	$343
2019	327
2020	306
2021	284
2022	266
2023-2027	1,078

The net loss, amortization of net loss and amortization of prior service credit recognized in other comprehensive income for 2017 was $0.3 million, $0.2 million, and $1.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2017 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $3.5 million ($1.9 million net of tax) and unrecognized prior service credits of $12.4 million ($6.9 million net of tax). The amortization of net loss and amortization of prior service credit recognized in other comprehensive income for 2016 was $0.2 million and $1.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2016 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $3.4 million ($2.0 million net of tax) and unrecognized prior service credits of $13.7 million ($7.8 million net of tax). The net gain, amortization of net loss, and amortization of prior service credit recognized in other comprehensive income for 2015 was $2.8 million, $0.3 million, and $1.3 million, respectively.

10.	Stockholders’ Equity

Stock Repurchase Authorization

On August 20, 2015, the Company announced that its board of directors authorized a share repurchase program for up to $100 million of the Company’s common stock. The repurchases were intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases were made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The authorization expired December 31, 2016. During 2016, the Company repurchased 0.5 million shares of its common stock for an aggregate purchase price of $24.8 million, which the Company funded using cash on hand and borrowings under its revolving credit facility. The repurchased stock, which represents the entirety of shares that were repurchased under the authorization, was cancelled by the Company and has been reflected as an increase in accumulated deficit at December 31, 2016 in the accompanying consolidated financial statements.

Dividends

During 2017, the Company’s board of directors declared quarterly dividends totaling $3.20 per share of common stock for the full year, or an aggregate of $163.7 million in cash.

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

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component consisted of the following (amounts in thousands):

	Minimum Pension Liability	Other- Than- Temporary Impairment of Investment	Total
Balance, December 31, 2014	$(26,331)	$—	$(26,331)
Unrealized gains arising during period	1,920	—	1,920
Amounts reclassified from accumulated other comprehensive loss	88	—	88
Income tax expense	(724)	—	(724)

Net other comprehensive income	1,284	—	1,284

Balance, December 31, 2015	$(25,047)	$—	$(25,047)

Unrealized gains arising during period	2,599	—	2,599
Amounts reclassified from accumulated other comprehensive loss	180	—	180
Income tax expense	—	—	—

Net other comprehensive income	2,779	—	2,779

Balance, December 31, 2016	$(22,268)	$—	$(22,268)

Unrealized gains (losses) arising during period	3,111	(6,543)	(3,432)
Amounts reclassified from accumulated other comprehensive loss	60	—	60
Income tax expense	(1,052)	—	(1,052)

Net other comprehensive income (loss)	2,119	(6,543)	(4,424)

Balance, December 31, 2017	$(20,149)	$(6,543)	$(26,692)

Amounts reclassified from accumulated comprehensive loss related to the Company’s minimum pension liability are presented in the accompanying consolidated statements of operations as follows (amounts in thousands):

	2017	2016	2015
Other hotel expenses	$(214)	$(154)	$(209)
Entertainment operating expenses	11	26	11
Corporate operating expenses	263	308	286

	$60	$180	$88

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

The income tax (provision) benefit for continuing operations consists of the following (amounts in thousands):

	2017	2016	2015
CURRENT:
Federal	$(1,107)	$(1,788)	$(763)
State	(2,375)	(1,291)	(1,229)

Total current provision	(3,482)	(3,079)	(1,992)

DEFERRED:
Federal	32,308	321	8,866
State	18,299	(642)	(248)
Effect of federal tax law change	2,030	—	5,229

Total deferred (provision) benefit	52,637	(321)	13,847

Total (provision) benefit for income taxes	$49,155	$(3,400)	$11,855

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. The TCJA lowered the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. At December 31, 2017, the Company has not completed its accounting for the tax effects of the enactment; however, based on a reasonable estimate, the Company recorded a non-cash tax benefit of $2.0 million during the fourth quarter of 2017 to reflect the impact of this rate change on existing deferred tax amounts, which is included above as a component of the benefit for income taxes for 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The ultimate impact may differ from these provisional amounts due to additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the 2017 U.S. corporate tax return is filed in 2018.

The Company evaluates its deferred tax assets each reporting period to determine if it is more likely than not that those assets will be realized or if a valuation allowance is needed. In the fourth quarter of 2017, due to projected future taxable income of our TRSs driven by fourth quarter 2017 modifications to internal hotel leases, the Company determined that the release of a significant portion of its federal and state valuation allowance was appropriate. This release of valuation allowance totaling $53.4 million was the primary factor for the large income tax benefit for 2017 and is included as a component of the benefit for income taxes for 2017.

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

	2017	2016	2015
Ordinary income	$2.97	$2.98	$2.50
Capital gains	0.03	0.17	0.23
Return of capital	0.15	—	—

	$3.15	$3.15	$2.73

The differences between the income tax provision calculated at the statutory U.S. federal income tax rate of 35% and the actual income tax (provision) benefit recorded for continuing operations are as follows (amounts in thousands):

	2017	2016	2015
Statutory federal income tax provision	$(44,431)	$(56,914)	$(34,774)
Adjustment for nontaxable income of the REIT	38,272	48,680	34,904
State taxes (net of federal tax benefit)	(1,317)	(1,705)	(740)
Permanent share-based compensation adjustment	1,446	1,571	—
Other permanent items	(251)	(200)	(165)
Federal valuation allowance reversal	36,156	5,519	8,271
State valuation allowance reversal (net of federal tax benefit)	17,241	(228)	(737)
Effect of federal tax law change	2,030	—	5,229
Other	9	(123)	(133)

	$49,155	$(3,400)	$11,855

In 2016, the Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. Upon adoption, the Company recorded an immaterial one-time adjustment to retained earnings for prior unrecognized excess tax benefits, net of allowance, as shown in the accompanying consolidated statement of stockholders’ equity for the year ended December 31, 2016. Beginning in 2016, any excess tax benefit or tax deficiency from share-based payment vesting or settlement is recorded as part of a permanent share-based compensation adjustment.

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2017	2016
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$14,830	$20,979
Defined benefit plan	4,148	7,665
Deferred management rights proceeds	44,651	69,317
Federal and State net operating loss carryforwards	44,789	51,615
Tax credits and other carryforwards	640	819
Investment in joint ventures	317	584
Other assets	4,353	6,171

Total deferred tax assets	113,728	157,150
Valuation allowance	(14,616)	(88,653)

Total deferred tax assets, net of valuation allowance	99,112	68,497

DEFERRED TAX LIABILITIES:
Property and equipment, net	47,416	67,168
Goodwill and other intangibles	705	1,201
Other liabilities	874	1,597

Total deferred tax liabilities	48,995	69,966

Net deferred tax assets (liabilities)	$50,117	$(1,469)

Federal net operating loss carryforwards at December 31, 2017 totaled $89.1 million, resulting in a deferred tax benefit of $18.7 million, which will begin to expire in 2033. Charitable contribution carryforwards at December 31, 2017 totaled $2.9 million, resulting in a deferred tax benefit of $0.6 million, which will begin to expire in 2018. The use of certain federal net operating losses, credits and other deferred tax assets are limited to the Company’s future taxable earnings. As a result, a valuation allowance has been provided for certain federal deferred tax assets. The valuation allowance related to federal deferred tax assets increased (decreased) $(60.6) million, $0.6 million and $(8.3) million in 2017, 2016 and 2015, respectively. State net operating loss carryforwards at December 31, 2017 totaled $454.6 million, resulting in a deferred tax benefit of $26.1 million, which will expire between 2018 and 2037. The use of certain state net operating losses, credits and other state deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The valuation allowance related to state deferred tax assets decreased $13.4 million, $0.2 million and $1.8 million in 2017, 2016 and 2015, respectively. The total 2017 decrease in federal and state valuation allowance of $74.0 million differs from the amounts shown in the rate reconciliation of $53.4 million due primarily to the effects of the rate change enacted as a result of the TCJA, which resulted in a reduction in deferred tax assets and liabilities offset by a reduction in the corresponding valuation allowance. Management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

The Company has concluded IRS examinations of the TRS through the 2015 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2013. However, the Company has state net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company is routinely subject to other various jurisdictional income tax audits; however, there were no outstanding state or local audits at December 31, 2017.

At December 31, 2017 and 2016, the Company had no accruals for unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2017 and 2016, the Company has accrued no interest or penalties related to uncertain tax positions.

12. Commitments and Contingencies

Leases

In the accompanying consolidated balance sheets, the following amounts of assets under capitalized lease agreements are included as shown and the related obligations are included in debt (amounts in thousands):

	2017	2016
Property and equipment	$3,636	$3,636
Prepaid expenses and other assets	130	130
Accumulated depreciation	(2,717)	(2,429)

Net assets under capital leases	$1,049	$1,337

Rental expense for operating leases was $12.5 million, $12.4 million, and $12.3 million for 2017, 2016 and 2015, respectively.

The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires the Company to make annual base lease payments, which were approximately $4.1 million in 2017. The lease agreement provides for an annual 3% escalation of base rent. The terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual base lease expense of approximately $9.4 million for 2017, 2016, and 2015. This rent included approximately $5.1 million, $5.2 million, and $5.4 million of non-cash expenses during 2017, 2016, and 2015, respectively. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rental expense based upon net revenues associated with the Gaylord Palms operations. The Company recorded $2.2 million, $2.2 million, and $2.0 million of contingent rental expense related to the Gaylord Palms in 2017, 2016, and 2015, respectively.

Future minimum cash lease commitments under all non-cancelable leases in effect at December 31, 2017 are as follows (amounts in thousands):

	Capital Leases	Operating Leases
2018	$46	$4,597
2019	46	4,732
2020	46	4,867
2021	46	5,009
2022	46	5,153
Years thereafter	704	590,989

Total minimum lease payments	934	$615,347

Less amount representing interest	(295)

Total present value of minimum payments	$639

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

At December 31, 2017 and 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in connection with the Company’s non-qualified contributory deferred compensation plan.

These investments consist of money market and mutual funds traded in an active market. The Company determined the fair value of these assets based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.

The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of instruments it holds.

The Company had no liabilities required to be measured at fair value at December 31, 2017 and December 31, 2016. The Company’s assets measured at fair value on a recurring basis at December 31, were as follows (in thousands):

	December 31, 2017	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$25,055	$25,055	$—	$—

Total assets measured at fair value	$25,055	$25,055	$—	$—

	December 31, 2016	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$22,204	$22,204	$—	$—

Total assets measured at fair value	$22,204	$22,204	$—	$—

The remainder of the assets and liabilities held by the Company at December 31, 2017 are not required to be measured at fair value, and the carrying value of these assets and liabilities approximates fair value.

14. Financial Reporting By Business Segments

The Company’s continuing operations are organized into the following principal business segments:

•	Hospitality, which includes the Gaylord Hotels properties, the Inn at Opryland, the AC Hotel, and the Company’s investment in the Gaylord Rockies joint venture;

•	Entertainment, which includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, the Company’s equity investment in Opry City Stage, and the Company’s Nashville-based attractions; and

•	Corporate and Other, which includes the Company’s corporate expenses.

The following information (amounts in thousands) is derived directly from the segments’ internal financial reports used for corporate management purposes.

	2017	2016	2015
REVENUES:
Hospitality	$1,059,660	$1,039,643	$994,603
Entertainment	125,059	109,564	97,521
Corporate and Other	—	—	—

Total revenues	$1,184,719	$1,149,207	$1,092,124

DEPRECIATION AND AMORTIZATION:
Hospitality	$102,759	$100,186	$105,876
Entertainment	7,074	7,034	5,747
Corporate and Other	2,126	2,596	2,760

Total depreciation and amortization	$111,959	$109,816	$114,383

OPERATING INCOME (LOSS):
Hospitality	$224,025	$217,564	$189,434
Entertainment	33,592	27,980	24,411
Corporate and Other	(35,621)	(31,739)	(31,674)
Preopening costs	(1,926)	—	(909)
Impairment and other charges	(35,418)	—	(19,200)

Total operating income	184,652	213,805	162,062
Interest expense, net of amounts capitalized	(66,051)	(63,906)	(63,901)
Interest income	11,818	11,500	12,384
Loss from joint ventures	(4,402)	(2,794)	—
Other gains and (losses)	928	4,161	(10,889)

Income before income taxes	$126,945	$162,766	$99,656

	December 31, 2017	December 31, 2016
IDENTIFIABLE ASSETS:
Hospitality	$2,256,395	$2,206,304
Entertainment	132,671	113,441
Corporate and Other	135,162	86,008

Total identifiable assets	$2,524,228	$2,405,753

The following table represents the capital expenditures by segment for the years ended December 31 (amounts in thousands):

	2017	2016	2015
CAPITAL EXPENDITURES:
Hospitality	$163,227	$96,372	$65,651
Entertainment	18,814	20,940	13,477
Corporate and other	524	665	687

Total capital expenditures	$182,565	$117,977	$79,815

15. Quarterly Financial Information (Unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended December 31, 2017 and 2016 (amounts in thousands, except per share data).

The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$276,042	$298,778	$264,724	$345,175
Depreciation and amortization	27,637	27,679	28,546	28,097
Operating income	47,060	64,693	36,409	36,490
Income before income taxes	33,213	48,191	24,400	21,141
(Provision) benefit for income taxes	(593)	(899)	(530)	51,177
Net income	32,620	47,292	23,870	72,318
Net income per share	0.64	0.92	0.47	1.41
Net income per share — assuming dilution	0.63	0.92	0.46	1.41

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$261,497	$296,215	$271,720	$319,775
Depreciation and amortization	28,773	26,409	26,706	27,928
Operating income	38,794	66,945	46,567	61,499
Income before income taxes	25,461	52,746	35,415	49,144
(Provision) benefit for income taxes	885	(1,415)	(1,822)	(1,048)
Net income	26,346	51,331	33,593	48,096
Net income per share	0.52	1.01	0.66	0.94
Net income per share — assuming dilution	0.51	1.00	0.66	0.94

During the fourth quarter of 2017, the Company incurred an impairment charge of $35.4 million associated with the bonds it received in 2008 related to the Gaylord National construction, which it holds as notes receivable, as described in Note 3. This impairment charge is included in other-than-temporary impairment loss on held-to-maturity securities in the accompanying consolidated statement of operations.

During the fourth quarter of 2017, the Company recognized an income tax benefit of $53.4 million associated with the release of valuation allowance, as described in Note 11, which is included in benefit for income taxes in the accompanying consolidated statement of operations.

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

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2017

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,640,274	$425,383	$—	$2,065,657
Cash and cash equivalents—unrestricted	38	759	36	56,724	—	57,557
Cash and cash equivalents—restricted	—	—	—	21,153	—	21,153
Notes receivable	—	—	—	111,423	—	111,423
Investment in Gaylord Rockies joint venture	—	—	—	88,685	—	88,685
Trade receivables, less allowance	—	—	—	57,520	—	57,520
Deferred income tax assets, net	—	—	(301)	50,418	—	50,117
Prepaid expenses and other assets	—	—	5	72,111	—	72,116
Intercompany receivables, net	—	—	1,717,157	—	(1,717,157)	—
Investments	1,006,461	2,890,032	651,006	1,364,814	(5,912,313)	—

Total assets	$1,006,499	$2,890,791	$4,008,177	$2,248,231	$(7,629,470)	$2,524,228

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,590,753	$—	$639	$—	$1,591,392
Accounts payable and accrued liabilities	150	11,180	15,795	152,524	—	179,649
Dividends payable	42,129	—	—	—	—	42,129
Deferred management rights proceeds	—	—	—	177,057	—	177,057
Other liabilities	—	—	95,078	60,767	—	155,845
Intercompany payables, net	586,064	895,408	—	235,685	(1,717,157)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	512	1	1	2,387	(2,389)	512
Additional paid-in-capital	896,759	671,875	2,835,468	2,073,818	(5,581,161)	896,759
Treasury stock	(13,253)	—	—	—	—	(13,253)
Accumulated deficit	(479,170)	(278,426)	1,061,835	(427,954)	(355,455)	(479,170)
Accumulated other comprehensive loss	(26,692)	—	—	(26,692)	26,692	(26,692)

Total stockholders’ equity	378,156	393,450	3,897,304	1,621,559	(5,912,313)	378,156

Total liabilities and stockholders’ equity	$1,006,499	$2,890,791	$4,008,177	$2,248,231	$(7,629,470)	$2,524,228

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2016

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,600,288	$397,724	$—	$1,998,012
Cash and cash equivalents—unrestricted	28	1,234	23	57,843	—	59,128
Cash and cash equivalents—restricted	—	—	—	22,062	—	22,062
Notes receivable	—	—	—	152,882	—	152,882
Investment in Gaylord Rockies joint venture	—	—	—	70,440	—	70,440
Trade receivables, less allowance	—	—	—	47,818	—	47,818
Prepaid expenses and other assets	460	42	5	55,407	(503)	55,411
Intercompany receivables, net	—	—	1,640,220	—	(1,640,220)	—
Investments	988,467	2,886,113	546,007	803,618	(5,224,205)	—

Total assets	$988,955	$2,887,389	$3,786,543	$1,607,794	$(6,864,928)	$2,405,753

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,501,895	$—	$659	$—	$1,502,554
Accounts payable and accrued liabilities	740	8,152	11,863	142,940	(490)	163,205
Dividends payable	39,404	—	—	—	—	39,404
Deferred management rights proceeds	—	—	—	180,088	—	180,088
Deferred income tax liabilities, net	828	—	573	68	—	1,469
Other liabilities	—	—	89,989	61,060	(13)	151,036
Intercompany payables, net	579,986	752,852	—	307,382	(1,640,220)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	510	1	1	2,387	(2,389)	510
Additional paid-in-capital	893,102	835,294	2,827,692	1,410,611	(5,073,597)	893,102
Treasury stock	(11,542)	—	—	—	—	(11,542)
Accumulated deficit	(491,805)	(210,805)	856,425	(475,133)	(170,487)	(491,805)
Accumulated other comprehensive loss	(22,268)	—	—	(22,268)	22,268	(22,268)

Total stockholders’ equity	367,997	624,490	3,684,118	915,597	(5,224,205)	367,997

Total liabilities and stockholders’ equity	$988,955	$2,887,389	$3,786,543	$1,607,794	$(6,864,928)	$2,405,753

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2017

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$431,768	$—	$431,768
Food and beverage	—	—	—	483,945	—	483,945
Other hotel revenue	—	—	316,402	159,162	(331,617)	143,947
Entertainment	—	—	—	125,844	(785)	125,059

Total revenues	—	—	316,402	1,200,719	(332,402)	1,184,719
Operating expenses:
Rooms	—	—	—	112,636	—	112,636
Food and beverage	—	—	—	269,824	—	269,824
Other hotel expenses	—	—	44,386	599,037	(316,863)	326,560
Management fees, net	—	—	—	23,856	—	23,856

Total hotel operating expenses	—	—	44,386	1,005,353	(316,863)	732,876
Entertainment	—	—	—	84,284	109	84,393
Corporate	253	1,596	2	31,644	—	33,495
Preopening costs	—	—	—	1,926	—	1,926
Impairment and other charges	—	—	—	35,418	—	35,418
Corporate overhead allocation	8,615	—	7,033	—	(15,648)	—
Depreciation and amortization	—	—	59,534	52,425	—	111,959

Total operating expenses	8,868	1,596	110,955	1,211,050	(332,402)	1,000,067

Operating income (loss)	(8,868)	(1,596)	205,447	(10,331)	—	184,652

Interest expense	—	(66,025)	—	(26)	—	(66,051)
Interest income	—	—	—	11,818	—	11,818
Loss from joint ventures	—	—	—	(4,402)	—	(4,402)
Other gains and (losses), net	—	—	—	928	—	928

Income (loss) before income taxes	(8,868)	(67,621)	205,447	(2,013)	—	126,945
(Provision) benefit for income taxes	—	—	(37)	49,192	—	49,155
Equity in subsidiaries’ earnings, net	184,968	—	—	—	(184,968)	—

Net income (loss)	$176,100	$(67,621)	$205,410	$47,179	$(184,968)	$176,100

Comprehensive income (loss)	$171,676	$(67,621)	$205,410	$42,755	$(180,544)	$171,676

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2016

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$420,011	$—	$420,011
Food and beverage	—	—	—	477,493	—	477,493
Other hotel revenue	—	—	307,840	157,274	(322,975)	142,139
Entertainment	209	—	—	110,333	(978)	109,564

Total revenues	209	—	307,840	1,165,111	(323,953)	1,149,207
Operating expenses:
Rooms	—	—	—	109,618	—	109,618
Food and beverage	—	—	—	267,307	—	267,307
Other hotel expenses	—	—	43,197	587,908	(308,331)	322,774
Management fees, net	—	—	—	22,194	—	22,194

Total hotel operating expenses	—	—	43,197	987,027	(308,331)	721,893
Entertainment	—	—	—	74,604	(54)	74,550
Corporate	355	1,615	2	27,171	—	29,143
Corporate overhead allocation	8,735	—	6,833	—	(15,568)	—
Depreciation and amortization	156	—	59,076	50,584	—	109,816

Total operating expenses	9,246	1,615	109,108	1,139,386	(323,953)	935,402

Operating income (loss)	(9,037)	(1,615)	198,732	25,725	—	213,805

Interest expense	—	(63,880)	—	(26)	—	(63,906)
Interest income	28	—	—	11,472	—	11,500
Loss from joint ventures	—	—	—	(2,794)	—	(2,794)
Other gains and (losses), net	—	—	1,868	2,293	—	4,161

Income (loss) before income taxes	(9,009)	(65,495)	200,600	36,670	—	162,766
Provision for income taxes	(752)	—	(273)	(2,375)	—	(3,400)
Equity in subsidiaries’ earnings, net	169,127	—	—	—	(169,127)	—

Net income (loss)	$159,366	$(65,495)	$200,327	$34,295	$(169,127)	$159,366

Comprehensive income (loss)	$162,145	$(65,495)	$200,327	$37,074	$(171,906)	$162,145

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$404,457	$—	$404,457
Food and beverage	—	—	—	461,157	—	461,157
Other hotel revenue	—	—	298,698	145,817	(315,526)	128,989
Entertainment	261	—	—	98,228	(968)	97,521

Total revenues	261	—	298,698	1,109,659	(316,494)	1,092,124
Operating expenses:
Rooms	—	—	—	110,067	—	110,067
Food and beverage	—	—	—	261,580	—	261,580
Other hotel expenses	—	—	43,388	568,830	(299,229)	312,989
Management fees, net	—	—	—	14,657	—	14,657

Total hotel operating expenses	—	—	43,388	955,134	(299,229)	699,293
Entertainment	—	—	—	67,366	(3)	67,363
Corporate	328	1,433	2	27,151	—	28,914
Corporate overhead allocation	9,682	—	7,580	—	(17,262)	—
Preopening costs	—	—	—	909	—	909
Impairment and other charges	—	—	16,310	2,890	—	19,200
Depreciation and amortization	127	—	58,998	55,258	—	114,383

Total operating expenses	10,137	1,433	126,278	1,108,708	(316,494)	930,062

Operating income (loss)	(9,876)	(1,433)	172,420	951	—	162,062

Interest expense	—	(64,038)	17	120	—	(63,901)
Interest income	—	—	—	12,384	—	12,384
Other gains and (losses), net	(13,346)	—	—	2,457	—	(10,889)

Income (loss) before income taxes	(23,222)	(65,471)	172,437	15,912	—	99,656
(Provision) benefit for income taxes	5,080	—	(222)	6,997	—	11,855
Equity in subsidiaries’ earnings, net	129,653	—	—	—	(129,653)	—

Net income (loss)	$111,511	$(65,471)	$172,215	$22,909	$(129,653)	$111,511

Comprehensive income (loss)	$112,795	$(65,471)	$172,215	$24,193	$(130,937)	$112,795

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2017

(in thousands)	Parent Guarantor	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$165,461	$(83,057)	$96,529	$116,897	$—	$295,830

Purchases of property and equipment	—	—	(96,516)	(86,049)	—	(182,565)
Investment in Gaylord Rockies joint venture	—	—	—	(16,309)	—	(16,309)
Investment in other joint ventures	—	—	—	(9,313)	—	(9,313)
Decrease in restricted cash and cash equivalents	—	—	—	909	—	909
Other investing activities	—	—	—	(7,234)	—	(7,234)

Net cash used in investing activities	—	—	(96,516)	(117,996)	—	(214,512)

Net repayments under revolving credit facility	—	(211,400)	—	—	—	(211,400)
Borrowings under term loan A	—	200,000	—	—	—	200,000
Borrowings under term loan B	—	500,000	—	—	—	500,000
Repayments under term loan B	—	(393,750)	—	—	—	(393,750)
Deferred financing costs paid	—	(12,268)	—	—	—	(12,268)
Payment of dividends	(161,706)	—	—	—	—	(161,706)
Payment of tax withholdings for share-based compensation	(3,810)	—	—	—	—	(3,810)
Other financing activities, net	65	—	—	(20)	—	45

Net cash provided by (used in) financing activities	(165,451)	82,582	—	(20)	—	(82,889)

Net change in cash and cash equivalents	10	(475)	13	(1,119)	—	(1,571)
Cash and cash equivalents at beginning of period	28	1,234	23	57,843	—	59,128

Cash and cash equivalents at end of period	$38	$759	$36	$56,724	$—	$57,557

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2016

(in thousands)	Parent Guarantor	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$171,231	$(66,344)	$31,365	$157,349	$—	$293,601

Purchases of property and equipment	(507)	—	(36,122)	(81,348)	—	(117,977)
Investment in Gaylord Rockies joint venture	—	—	—	(70,141)	—	(70,141)
Investment in other joint ventures	—	—	—	(2,500)	—	(2,500)
Proceeds from sale of Peterson LOI	6,785	—	—	—	—	6,785
Decrease in restricted cash and cash equivalents	—	—	—	293	—	293
Other investing activities	—	—	4,622	(323)	—	4,299

Net cash provided by (used in) investing activities	6,278	—	(31,500)	(154,019)	—	(179,241)

Net borrowings under revolving credit facility	—	76,000	—	—	—	76,000
Repayments under term loan B	—	(4,000)	—	—	—	(4,000)
Repayment of note payable related to purchase of AC Hotel	—	(6,000)	—	—	—	(6,000)
Repurchase of Company stock for retirement	(24,811)	—	—	—	—	(24,811)
Payment of dividends	(151,160)	—	—	—	—	(151,160)
Payment of tax withholdings for share-based compensation	(3,235)	—	—	—	—	(3,235)
Other financing activities, net	1,702	—	—	(19)	—	1,683

Net cash provided by (used in) financing activities	(177,504)	66,000	—	(19)	—	(111,523)

Net change in cash and cash equivalents	5	(344)	(135)	3,311	—	2,837
Cash and cash equivalents at beginning of period	23	1,578	158	54,532	—	56,291

Cash and cash equivalents at end of period	$28	$1,234	$23	$57,843	$—	$59,128

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2015

(in thousands)	Parent Guarantor	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$277,963	$(104,168)	$5,794	$58,473	$—	$238,062

Purchases of property and equipment	(422)	—	(5,672)	(73,721)	—	(79,815)
Proceeds from sale of Peterson LOI	10,000	—	—	—	—	10,000
Increase in restricted cash and cash equivalents	—	—	—	(4,945)	—	(4,945)
Other investing activities	—	—	—	123	—	123

Net cash provided by (used in) investing activities	9,578	—	(5,672)	(78,543)	—	(74,637)

Net repayments under revolving credit facility	—	(280,100)	—	—	—	(280,100)
Repayments under term loan B	—	(4,000)	—	—	—	(4,000)
Issuance of senior notes	—	400,000	—	—	—	400,000
Repurchase of common stock warrants	(154,681)	—	—	—	—	(154,681)
Deferred financing costs paid	—	(11,155)	—	—	—	(11,155)
Payment of dividends	(131,305)	—	—	—	—	(131,305)
Payment of tax withholdings for share-based compensation	(3,700)	—	—	—	—	(3,700)
Other financing activities, net	1,776	—	—	(377)	—	1,399

Net cash provided by (used in) financing activities	(287,910)	104,745	—	(377)	—	(183,542)

Net change in cash and cash equivalents	(369)	577	122	(20,447)	—	(20,117)
Cash and cash equivalents at beginning of period	392	1,001	36	74,979	—	76,408

Cash and cash equivalents at end of period	$23	$1,578	$158	$54,532	$—	$56,291

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2017

(Amounts in thousands)

		Initital Cost to Company			Gross Amount at End of Year
	Encmbr	Land	Bldgs & Impr	Costs Capitalized Subs to Acq	Land	Bldgs & Impr	Total (2)	Acc Depr	Date Acq/ Constr	Depr Life (yrs)
Gaylord Opryland	(1)	$9,817	$77,125	$574,220	$48,484	$612,678	$661,162	$334,961	1983	20-40
Gaylord Palms	(1)	21,564	314,661	52,411	35,021	353,615	388,636	154,317	2002	20-40
Gaylord Texan	(1)	21,235	388,030	81,903	46,411	444,757	491,168	157,298	2004	20-40
Gaylord National	(1)	43,212	840,261	37,511	47,411	873,573	920,984	208,448	2008	20-40
Inn at Opryland	—	2,675	7,248	14,507	2,960	21,470	24,430	8,480	1998	20-40
AC Hotel	—	9,079	17,340	3,655	9,099	20,975	30,074	1,606	2014	20-40
Miscellaneous	—	21,290	16,250	16,396	36,127	17,809	53,936	18,335	N/A	20-40

	—	$128,872	$1,660,915	$780,603	$225,513	$2,344,877	$2,570,390	$883,445

	2017	2016	2015
Investment in real estate:
Balance at beginning of year	$2,529,641	$2,510,579	$2,488,361
Acquisitions	—	—	—
Improvements	40,749	21,899	22,302
Disposals	—	(2,837)	(84)

Balance at end of year	$2,570,390	$2,529,641	$2,510,579

Accumulated depreciation:
Balance at beginning of year	$818,323	$754,861	$691,691
Depreciation	65,122	63,718	63,180
Disposals	—	(256)	(10)

Balance at end of year	$883,445	$818,323	$754,861

(1)	Pledged as collateral under the Company’s credit facility. At December 31, 2017, $869.1 million in borrowings and letters of credit were outstanding under such facility.
(2)	The aggregate cost of properties for federal income tax purposes is approximately $2.4 billion at December 31, 2017.