Form 10-Q
period 2018-03-31
Ryman Hospitality Properties, Inc.
filed 2018-05-03
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2018
Common Stock, par value $.01	51,280,303 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2018

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2018	December 31, 2017
ASSETS:
Property and equipment, net of accumulated depreciation	$2,085,187	$2,065,657
Cash and cash equivalents - unrestricted	59,040	57,557
Cash and cash equivalents - restricted	26,687	21,153
Notes receivable	111,046	111,423
Investment in Gaylord Rockies joint venture	88,717	88,685
Trade receivables, less allowance of $723 and $651, respectively	66,253	57,520
Deferred income tax assets, net	48,342	50,117
Prepaid expenses and other assets	73,906	72,116

Total assets	$2,559,178	$2,524,228

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,649,302	$1,591,392
Accounts payable and accrued liabilities	172,159	179,649
Dividends payable	44,878	42,129
Deferred management rights proceeds	176,299	177,057
Other liabilities	156,617	155,845
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,280 and 51,198 shares issued and outstanding, respectively	513	512
Additional paid-in capital	895,157	896,759
Treasury stock of 573 and 567 shares, at cost	(13,707)	(13,253)
Accumulated deficit	(495,426)	(479,170)
Accumulated other comprehensive loss	(26,614)	(26,692)

Total stockholders’ equity	359,923	378,156

Total liabilities and stockholders’ equity	$2,559,178	$2,524,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rooms	$107,564	$103,369
Food and beverage	132,939	126,169
Other hotel revenue	24,608	24,616
Entertainment	23,259	21,888

Total revenues	288,370	276,042
Operating expenses:
Rooms	28,928	28,028
Food and beverage	71,978	69,157
Other hotel expenses	75,882	74,238
Management fees, net	7,130	5,531

Total hotel operating expenses	183,918	176,954
Entertainment	19,366	16,851
Corporate	8,329	7,409
Preopening costs	2,147	216
Depreciation and amortization	28,666	27,637

Total operating expenses	242,426	229,067

Operating income	45,944	46,975
Interest expense	(16,729)	(15,864)
Interest income	2,753	2,948
Loss from joint ventures	(2,588)	(774)
Other gains and (losses), net	168	(72)

Income before income taxes	29,548	33,213
Provision for income taxes	(2,209)	(593)

Net income	$27,339	$32,620

Basic income per share	$0.53	$0.64

Fully diluted income per share	$0.53	$0.63

Dividends declared per common share	$0.85	$0.80

Comprehensive income, net of taxes	$27,417	$32,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$27,339	$32,620
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	1,779	(187)
Depreciation and amortization	28,666	27,637
Amortization of deferred financing costs	1,415	1,263
Stock-based compensation expense	1,923	1,569
Changes in:
Trade receivables	(8,733)	(19,016)
Accounts payable and accrued liabilities	(11,385)	(8,261)
Other assets and liabilities	2,924	2,696

Net cash flows provided by operating activities	43,928	38,321

Cash Flows from Investing Activities:
Purchases of property and equipment	(47,588)	(37,710)
Investment in Gaylord Rockies joint venture	—	(16,309)
Investment in other joint ventures	(1,560)	(925)
Other investing activities	(2,655)	(1,766)

Net cash flows used in investing activities	(51,803)	(56,710)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	56,500	34,000
Repayments under term loan B	—	(1,000)
Payment of dividends	(41,000)	(38,900)
Payment of tax withholdings for share-based compensation	(602)	(3,741)
Other financing activities	(6)	23

Net cash flows provided by (used in) financing activities	14,892	(9,618)

Net change in cash, cash equivalents, and restricted cash	7,017	(28,007)
Cash, cash equivalents, and restricted cash, beginning of period	78,710	81,190

Cash, cash equivalents, and restricted cash, end of period	$85,727	$53,183

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$59,040	$33,979
Cash and cash equivalents - restricted	26,687	19,204

Cash, cash equivalents, and restricted cash, end of period	$85,727	$53,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION:

On January 1, 2013, Ryman Hospitality Properties, Inc. (“Ryman”) and its subsidiaries (collectively with Ryman, the “Company”) began operating as a real estate investment trust (“REIT”) for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). The Company’s other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National. The Company also owns a 35% interest in a joint venture that is developing and will own Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which will be managed by Marriott upon its planned opening in late 2018.

The Company also owns a number of media and entertainment assets, including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces, with a flagship location in Nashville expected to open in second quarter 2018; a 50% interest in a joint venture for Opry City Stage, a four-level entertainment complex in Times Square that opened in December 2017; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links, the Wildhorse Saloon, and the General Jackson Showboat. Subsequent to the close of the first quarter of 2018, the Company reached an agreement with its joint venture partner for Opry City Stage to acquire its 50 percent interest.

The condensed consolidated financial statements include the accounts of Ryman and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

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

Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” the core principle of which is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, companies will need to use more judgment and make more estimates than under previous guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Due to the short-term, day-to-day nature of the Company’s hospitality and entertainment segment revenues, the pattern of revenue recognition did not change significantly upon adoption. The Company adopted this ASU in the first quarter of 2018 using the modified retrospective approach and has applied the standard to all contracts at the date of initial application. As such, prior period amounts have not been restated, and the Company recorded a transition adjustment to retained earnings of $0.1 million, which is reflected in the condensed consolidated balance sheet for March 31, 2018 included herein. See Note 2 of this Quarterly Report on Form 10-Q for further disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that requires lessees to record most leases on their balance sheet, but recognize expenses on their income statements in a manner similar to previous accounting. The ASU also eliminates the required use of bright-line tests for determining lease classification. The ASU is effective for the Company in the first quarter of 2019 and requires a modified retrospective approach. The Company is currently evaluating the effects of this ASU on its financial statements, and the primary impact of the adoption is estimated to be the inclusion of the Company’s 75-year ground lease at Gaylord Palms, which the Company may extend until January 31, 2101, on its balance sheet. See Note 12 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a further disclosure of the Company’s outstanding leases.

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

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires entities to disclose changes in the total of cash and restricted cash in the statement of cash flows. As a result, entities no longer present transfers between cash and restricted cash in the statement of cash flows, and present a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The Company adopted this ASU in the first quarter of 2018, and this adoption did not have a material impact on the Company’s financial statements. The prior period presentation has been updated to conform to the current year presentation.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of benefits in the income statement. Under the new guidance, the service cost component of net periodic benefit cost is presented in the same income statement line item(s) as other employee compensation costs. In addition, the other components of net periodic benefit cost are presented separately from service cost and outside of operating income, which the Company has included in other gains and (losses), net in the accompanying condensed consolidated statements of operations and comprehensive income. The Company adopted this ASU in the first quarter of 2018, and this adoption did not have a material impact on the Company’s financial statements. The prior period presentation has been updated to conform to the current year presentation.

2. REVENUES:

Revenues from occupied hotel rooms are recognized over time as the daily hotel stay is provided to hotel groups and guests. Revenues from concessions, food and beverage sales, and group meeting services are recognized over the period or at the point in time those goods or services are delivered to the hotel group or guest. Revenues from ancillary services at the Company’s hotels, such as spa, parking, and transportation services, are generally recognized at the time the goods or services are provided. Cancellation fees and attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, are recognized as revenue in the period the Company determines it is probable that a significant reversal in the amount of revenue recognized will not occur, which is the period these fees are collected. The Company generally recognizes revenues from the Entertainment segment at the point in time that services are provided or goods are delivered or shipped to the customer, as applicable. Almost all of the Company’s revenues are either cash-based or, for meeting and convention groups who meet the Company’s credit criteria, billed and collected on a short-term receivables basis. The Company is required to collect certain taxes from customers on behalf of government agencies and remit these to the applicable governmental entity on a periodic basis. These taxes are collected from customers at the time of purchase, but are not included in revenue. The Company records a liability upon collection of such taxes from the customer and relieves the liability when payments are remitted to the applicable governmental agency.

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Hotel group rooms	$83,217	$80,746
Hotel transient rooms	24,347	22,623
Hotel food and beverage - banquets	96,268	91,200
Hotel food and beverage - outlets	36,671	34,969
Hotel other	24,608	24,616
Entertainment admissions/ticketing	10,860	9,620
Entertainment food and beverage	6,581	6,124
Entertainment retail and other	5,818	6,144

Total revenues	$288,370	$276,042

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Gaylord Opryland	$82,745	$74,962
Gaylord Palms	57,896	54,197
Gaylord Texan	58,357	56,745
Gaylord National	60,756	62,457
AC Hotel	2,371	2,459
Inn at Opryland and other	2,986	3,334

Total Hospitality segment revenues	$265,111	$254,154

Almost all of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At March 31, 2018 and December 31, 2017, the Company had $63.9 million and $51.2 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2017, approximately $34.3 million was recognized in revenue during the three months ended March 31, 2018.

3. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Weighted average shares outstanding - basic	51,214	51,045
Effect of dilutive stock-based compensation	259	328

Weighted average shares outstanding - diluted	51,473	51,373

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is comprised of amounts related to the Company’s minimum pension liability and amounts related to an other-than-temporary impairment of a held-to-maturity investment with respect to the notes receivable discussed in Note 6 of this Quarterly Report on Form 10-Q and Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2018 and 2017 consisted of the following (in thousands):

	Minimum Pension Liability	Other-Than- Temporary Impairment of Investment	Total
Balance, December 31, 2017	$(20,149)	$(6,543)	$(26,692)
Unrealized gains (losses) arising during period	—	—	—
Amounts reclassified from accumulated other comprehensive loss	(9)	83	74
Income tax benefit	4	—	4

Net other comprehensive income (loss)	(5)	83	78

Balance, March 31, 2018	$(20,154)	$(6,460)	$(26,614)

	Minimum Pension Liability	Other-Than- Temporary Impairment of Investment	Total
Balance, December 31, 2016	$(22,268)	$—	$(22,268)
Unrealized gains arising during period	—	—	—
Amounts reclassified from accumulated other comprehensive loss	11	—	11
Income tax expense	—	—	—

Net other comprehensive income	11	—	11

Balance, March 31, 2017	$(22,257)	$—	$(22,257)

5. PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 2018 and December 31, 2017 is recorded at cost and summarized as follows (in thousands):

	March 31,	December 31,
	2018	2017
Land and land improvements	$267,427	$267,051
Buildings	2,445,053	2,440,471
Furniture, fixtures and equipment	655,045	647,988
Construction-in-progress	171,164	138,702

	3,538,689	3,494,212
Accumulated depreciation	(1,453,502)	(1,428,555)

Property and equipment, net	$2,085,187	$2,065,657

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, in connection with the development of Gaylord National, the Company is currently holding two issuances of governmental bonds and receives debt service and principle payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

During the three months ended March 31, 2018 and 2017, the Company recorded interest income of $2.7 million and $2.9 million, respectively, on these bonds. The Company received payments of $3.1 million and $3.2 million during the three months ended March 31, 2018 and 2017, respectively, relating to these notes receivable.

7. DEBT:

The Company’s debt and capital lease obligations at March 31, 2018 and December 31, 2017 consisted of (in thousands):

	March 31,	December 31,
	2018	2017
$700 Million Revolving Credit Facility, interest at LIBOR plus 1.55%, maturing May 23, 2021, less unamortized deferred financing costs of $8,456 and $9,076	$219,044	$161,924
$200 Million Term Loan A, interest at LIBOR plus 1.50%, maturing May 23, 2022, less unamortized deferred financing costs of $1,474 and $1,557	198,526	198,443
$500 Million Term Loan B, interest at LIBOR plus 2.25%, maturing May 11, 2024, less unamortized deferred financing costs of $7,330 and $7,595	488,920	488,655
$350 Million Senior Notes, interest at 5.0%, maturing April 15, 2021, less unamortized deferred financing costs of $3,101 and $3,340	346,899	346,660
$400 Million Senior Notes, interest at 5.0%, maturing April 15, 2023, less unamortized deferred financing costs of $4,721 and $4,929	395,279	395,071
Capital lease obligations	634	639

Total debt	$1,649,302	$1,591,392

The majority of amounts due within one year consist of the amortization payments for the $500 Million Term Loan B of 1.0% of the original principal balance, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

For descriptions of the Company’s outstanding debt obligations, see “Principal Debt Agreements” within “Liquidity and Capital Resources” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

At March 31, 2018, the Company was in compliance with all of its covenants related to its outstanding debt.

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

9. STOCK PLANS:

During the three months ended March 31, 2018, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $70.39 per award. There were 0.4 million restricted stock units outstanding at March 31, 2018 and December 31, 2017.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.9 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively.

10. PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension (income) expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Interest cost	$811	$914
Expected return on plan assets	(1,102)	(1,036)
Amortization of net actuarial loss	255	282

Total net periodic pension (income) expense	$(36)	$160

Net postretirement benefit income reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Interest cost	$24	$26
Amortization of net actuarial loss	64	57
Amortization of prior service credit	(328)	(328)

Total net postretirement benefit income	$(240)	$(245)

11. INCOME TAXES:

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

For the three months ended March 31, 2018 and 2017, the Company recorded an income tax provision of $2.2 million and $0.6 million, respectively, related to the current period operations of the Company. These results differ from the statutory rate primarily due to the REIT dividends paid deduction in both periods and the change in valuation allowance required at the TRSs for the three months ended March 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted and included a reduction to the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Company has not fully completed its accounting for the income tax effects of the TCJA. As discussed in SEC Staff Accounting Bulletin No. 118, the accounting for the TCJA should be completed within one year from enactment. During the three months ended March 31, 2018, the Company has made no adjustments to the provisional amounts recorded at December 31, 2017. Any adjustments to the provisional amounts recorded at December 31, 2017 will be reflected upon the completion of the Company’s accounting for the TCJA.

At March 31, 2018 and December 31, 2017, the Company had no unrecognized tax benefits.

12. COMMITMENTS AND CONTINGENCIES:

The Company owns a 35% interest in a joint venture that is developing and owns Gaylord Rockies, which is expected to open in late 2018. In connection with the agreements, the Company agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guarantee of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. The Company has also provided a completion guarantee under the construction loan capped at its pro rata share of all costs necessary to complete the project within the time specified in the joint venture’s loan documents. Further, the Company has agreed to a guarantee capped at its pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guarantees related to the construction loan, the Company agreed to provide a guarantee of the mezzanine debt related to the hotel including a payment guarantee capped at $8.75 million for which the Company is only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guarantees and liens. The guarantee related to the mezzanine debt also includes an uncapped completion guarantee and an uncapped guarantee of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guarantees related to the construction loan. As of March 31, 2018, the Company had not recorded any liability in the consolidated balance sheet associated with these guarantees.

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

13. STOCKHOLDERS’ EQUITY:

On February 23, 2018, the Company’s board of directors declared the Company’s first quarter 2018 cash dividend in the amount of $0.85 per share of common stock, or an aggregate of approximately $43.6 million in cash, which was paid on April 16, 2018 to stockholders of record as of the close of business on March 30, 2018.

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

At March 31, 2018 and December 31, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan. These investments consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.

The Company has consistently applied the above valuation techniques in all periods presented and believes it has obtained the most accurate information available for each type of instrument.

The Company had no liabilities required to be measured at fair value at March 31, 2018 and December 31, 2017. The Company’s assets measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, were as follows (in thousands):

	March 31, 2018	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$25,215	$25,215	$—	$—

Total assets measured at fair value	$25,215	$25,215	$—	$—

	December 31, 2017	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$25,055	$25,055	$—	$—

Total assets measured at fair value	$25,055	$25,055	$—	$—

The remainder of the assets and liabilities held by the Company at March 31, 2018 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximate fair value.

15. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s operations are organized into three principal business segments:

•	Hospitality, which includes Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland, the AC Hotel, and the Company’s equity investment in Gaylord Rockies;

•	Entertainment, which includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, the Company’s equity investment in Opry City Stage, and the Company’s Nashville-based attractions; and

•	Corporate and Other, which includes the Company’s corporate expenses.

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Hospitality	$265,111	$254,154
Entertainment	23,259	21,888
Corporate and Other	—	—

Total	$288,370	$276,042

Depreciation and amortization:
Hospitality	$26,200	$25,178
Entertainment	1,957	1,908
Corporate and Other	509	551

Total	$28,666	$27,637

Operating income:
Hospitality	$54,993	$52,022
Entertainment	1,936	3,129
Corporate and Other	(8,838)	(7,960)
Preopening costs	(2,147)	(216)

Total operating income	45,944	46,975
Interest expense	(16,729)	(15,864)
Interest income	2,753	2,948
Loss from joint ventures	(2,588)	(774)
Other gains and (losses), net	168	(72)

Income before income taxes	$29,548	$33,213

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

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2018

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,655,478	$429,709	$—	$2,085,187
Cash and cash equivalents - unrestricted	79	251	35	58,675	—	59,040
Cash and cash equivalents - restricted	—	—	—	26,687	—	26,687
Notes receivable	—	—	—	111,046	—	111,046
Investment in Gaylord Rockies joint venture	—	—	—	88,717	—	88,717
Trade receivables, less allowance	—	—	—	66,253	—	66,253
Deferred income tax assets, net	—	—	106	48,236	—	48,342
Prepaid expenses and other assets	—	—	7,534	74,922	(8,550)	73,906
Intercompany receivables, net	—	—	1,737,603	—	(1,737,603)	—
Investments	995,557	2,890,033	650,801	1,384,811	(5,921,202)	—

Total assets	$995,636	$2,890,284	$4,051,557	$2,289,056	$(7,667,355)	$2,559,178

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,648,668	$—	$634	$—	$1,649,302
Accounts payable and accrued liabilities	107	20,799	10,003	149,800	(8,550)	172,159
Dividends payable	44,878	—	—	—	—	44,878
Deferred management rights proceeds	—	—	—	176,299	—	176,299
Other liabilities	—	—	96,325	60,292	—	156,617
Intercompany payables, net	590,728	885,656	—	261,219	(1,737,603)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	513	1	1	2,387	(2,389)	513
Additional paid-in-capital	895,157	630,670	2,835,468	2,093,817	(5,559,955)	895,157
Treasury stock	(13,707)	—	—	—	—	(13,707)
Accumulated deficit	(495,426)	(295,510)	1,109,760	(428,778)	(385,472)	(495,426)
Accumulated other comprehensive loss	(26,614)	—	—	(26,614)	26,614	(26,614)

Total stockholders’ equity	359,923	335,161	3,945,229	1,640,812	(5,921,202)	359,923

Total liabilities and stockholders’ equity	$995,636	$2,890,284	$4,051,557	$2,289,056	$(7,667,355)	$2,559,178

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2017

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,640,274	$425,383	$—	$2,065,657
Cash and cash equivalents - unrestricted	38	759	36	56,724	—	57,557
Cash and cash equivalents - restricted	—	—	—	21,153	—	21,153
Notes receivable	—	—	—	111,423	—	111,423
Investment in Gaylord Rockies joint venture	—	—	—	88,685	—	88,685
Trade receivables, less allowance	—	—	—	57,520	—	57,520
Deferred income tax assets, net	—	—	(301)	50,418	—	50,117
Prepaid expenses and other assets	—	—	5	72,111	—	72,116
Intercompany receivables, net	—	—	1,717,157	—	(1,717,157)	—
Investments	1,006,461	2,890,032	651,006	1,364,814	(5,912,313)	—

Total assets	$1,006,499	$2,890,791	$4,008,177	$2,248,231	$(7,629,470)	$2,524,228

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,590,753	$—	$639	$—	$1,591,392
Accounts payable and accrued liabilities	150	11,180	15,795	152,524	—	179,649
Dividends payable	42,129	—	—	—	—	42,129
Deferred management rights proceeds	—	—	—	177,057	—	177,057
Other liabilities	—	—	95,078	60,767	—	155,845
Intercompany payables, net	586,064	895,408	—	235,685	(1,717,157)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	512	1	1	2,387	(2,389)	512
Additional paid-in-capital	896,759	671,875	2,835,468	2,073,818	(5,581,161)	896,759
Treasury stock	(13,253)	—	—	—	—	(13,253)
Accumulated deficit	(479,170)	(278,426)	1,061,835	(427,954)	(355,455)	(479,170)
Accumulated other comprehensive loss	(26,692)	—	—	(26,692)	26,692	(26,692)

Total stockholders’ equity	378,156	393,450	3,897,304	1,621,559	(5,912,313)	378,156

Total liabilities and stockholders’ equity	$1,006,499	$2,890,791	$4,008,177	$2,248,231	$(7,629,470)	$2,524,228

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2018

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$107,564	$—	$107,564
Food and beverage	—	—	—	132,939	—	132,939
Other hotel revenue	—	—	76,243	29,238	(80,873)	24,608
Entertainment	—	—	—	23,283	(24)	23,259

Total revenues	—	—	76,243	293,024	(80,897)	288,370
Operating expenses:
Rooms	—	—	—	28,928	—	28,928
Food and beverage	—	—	—	71,978	—	71,978
Other hotel expenses	—	—	11,827	140,187	(76,132)	75,882
Management fees, net	—	—	—	7,130	—	7,130

Total hotel operating expenses	—	—	11,827	248,223	(76,132)	183,918
Entertainment	—	—	—	19,390	(24)	19,366
Corporate	63	361	—	7,905	—	8,329
Preopening costs	—	—	—	2,147	—	2,147
Corporate overhead allocation	2,615	—	2,126	—	(4,741)	—
Depreciation and amortization	—	—	14,730	13,936	—	28,666

Total operating expenses	2,678	361	28,683	291,601	(80,897)	242,426

Operating income (loss)	(2,678)	(361)	47,560	1,423	—	45,944

Interest expense	—	(16,723)	—	(6)	—	(16,729)
Interest income	—	—	—	2,753	—	2,753
Loss from joint ventures	—	—	—	(2,588)	—	(2,588)
Other gains and (losses), net	—	—	—	168	—	168

Income (loss) before income taxes	(2,678)	(17,084)	47,560	1,750	—	29,548
(Provision) benefit for income taxes	—	—	365	(2,574)	—	(2,209)
Equity in subsidiaries’ earnings, net	30,017	—	—	—	(30,017)	—

Net income (loss)	$27,339	$(17,084)	$47,925	$(824)	$(30,017)	$27,339

Comprehensive income (loss)	$27,417	$(17,084)	$47,925	$(746)	$(30,095)	$27,417

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2017

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$103,369	$—	$103,369
Food and beverage	—	—	—	126,169	—	126,169
Other hotel revenue	—	—	79,494	28,433	(83,311)	24,616
Entertainment	—	—	—	21,912	(24)	21,888

Total revenues	—	—	79,494	279,883	(83,335)	276,042
Operating expenses:
Rooms	—	—	—	28,028	—	28,028
Food and beverage	—	—	—	69,157	—	69,157
Other hotel expenses	—	—	11,947	141,676	(79,385)	74,238
Management fees, net	—	—	—	5,531	—	5,531

Total hotel operating expenses	—	—	11,947	244,392	(79,385)	176,954
Entertainment	—	—	—	16,875	(24)	16,851
Corporate	45	406	1	6,957	—	7,409
Preopening	—	—	—	216	—	216
Corporate overhead allocation	2,196	—	1,730	—	(3,926)	—
Depreciation and amortization	—	—	14,807	12,830	—	27,637

Total operating expenses	2,241	406	28,485	281,270	(83,335)	229,067

Operating income (loss)	(2,241)	(406)	51,009	(1,387)	—	46,975

Interest expense	—	(15,857)	—	(7)	—	(15,864)
Interest income	—	—	—	2,948	—	2,948
Loss from joint ventures	—	—	—	(774)	—	(774)
Other gains and (losses), net	—	—	—	(72)	—	(72)

Income (loss) before income taxes	(2,241)	(16,263)	51,009	708	—	33,213
(Provision) benefit for income taxes	—	—	18	(611)	—	(593)
Equity in subsidiaries’ earnings, net	34,861	—	—	—	(34,861)	—

Net income (loss)	$32,620	$(16,263)	$51,027	$97	$(34,861)	$32,620

Comprehensive income (loss)	$32,631	$(16,263)	$51,027	$108	$(34,872)	$32,631

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2018

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$41,643	$(57,008)	$29,680	$29,613	$—	$43,928

Purchases of property and equipment	—	—	(29,681)	(17,907)	—	(47,588)
Investment in other joint ventures	—	—	—	(1,560)	—	(1,560)
Other investing activities	—	—	—	(2,655)	—	(2,655)

Net cash used in investing activities	—	—	(29,681)	(22,122)	—	(51,803)

Net borrowings under revolving credit facility	—	56,500	—	—	—	56,500
Payment of dividends	(41,000)	—	—	—	—	(41,000)
Payment of tax withholdings for share-based compensation	(602)	—	—	—	—	(602)
Other financing activities	—	—	—	(6)	—	(6)

Net cash provided by (used in) financing activities	(41,602)	56,500	—	(6)	—	14,892

Net change in cash, cash equivalents, and restricted cash	41	(508)	(1)	7,485	—	7,017
Cash, cash equivalents, and restricted cash, beginning of period	38	759	36	77,877	—	78,710

Cash, cash equivalents, and restricted cash, end of period	$79	$251	$35	$85,362	$—	$85,727

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2017

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$42,645	$(33,496)	$14,345	$14,827	$—	$38,321

Purchases of property and equipment	—	—	(13,196)	(24,514)	—	(37,710)
Investment in Gaylord Rockies joint venture	—	—	—	(16,309)	—	(16,309)
Investment in other joint ventures	—	—	—	(925)	—	(925)
Other investing activities	—	—	—	(1,766)	—	(1,766)

Net cash used in investing activities	—	—	(13,196)	(43,514)	—	(56,710)

Net borrowings under revolving credit facility	—	34,000	—	—	—	34,000
Repayments under term loan B	—	(1,000)	—	—	—	(1,000)
Payment of dividends	(38,900)	—	—	—	—	(38,900)
Payment of tax withholdings for share-based compensation	(3,741)	—	—	—	—	(3,741)
Other financing activities	28	—	—	(5)	—	23

Net cash provided by (used in) financing activities	(42,613)	33,000	—	(5)	—	(9,618)

Net change in cash, cash equivalents and restricted cash	32	(496)	1,149	(28,692)	—	(28,007)
Cash, cash equivalents and restricted cash, beginning of period	28	1,234	23	79,905	—	81,190

Cash, cash equivalents and restricted cash, end of period	$60	$738	$1,172	$51,213	$—	$53,183

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Ryman Hospitality Properties, Inc. (“Ryman”) is a Delaware corporation that conducts its operations so as to maintain its qualification as a real estate investment trust (“REIT”) for federal income tax purposes. The Company conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”). RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being a co-issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10-Q and Ryman’s other reports, documents or other information filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this report, we use the terms, the “Company,” “we” or “our” to refer to Ryman Hospitality Properties, Inc. and its subsidiaries unless the context indicates otherwise.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2017, included in our Annual Report on Form 10-K that was filed with the SEC on February 27, 2018.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, the risks and uncertainties associated with economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, the effect of our election to be taxed as a REIT for federal income tax purposes commencing with the year ended December 31, 2013, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness, and those factors described in our Annual Report on Form 10-K for the year ended December 31, 2017 or described from time to time in our other reports filed with the SEC.

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 7,811 rooms that are managed by Marriott under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned hotel assets managed by Marriott include the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National. We also own a 35% interest in a joint venture that is developing and owns the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which will be managed by Marriott upon its planned opening in late 2018.

We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces, with a flagship location in Nashville expected to open in second quarter 2018; a 50% interest in a joint venture for Opry City Stage, a four-level entertainment complex in Times Square that opened in December 2017; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links, the Wildhorse Saloon, and the General Jackson Showboat. Subsequent to the close of the first quarter of 2018, we reached an agreement with our joint venture partner for Opry City Stage to acquire its 50 percent interest.

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

See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Dividend Policy

Pursuant to our current dividend policy, we plan to continue to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. On February 27, 2018, our board of directors declared our first quarter 2018 cash dividend in the amount of $0.85 per share of common stock, or an aggregate of approximately $43.6 million in cash, which was paid on April 16, 2018 to stockholders of record as of the close of business on March 30, 2018. We currently plan to pay a quarterly cash dividend of $0.85 per share of common stock in July 2018, October 2018 and January 2019. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

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

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. To this end, we have invested in the Opry City Stage, a joint venture that operates a four-level entertainment complex in Times Square, as well as a Company-owned, Blake Shelton-themed five-level bar, music venue and event space in Nashville named after the Shelton hit “Ole Red.”

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland, the AC Hotel, and our investment in the Gaylord Rockies joint venture.

•	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, our equity investment in Opry City Stage, and our other Nashville-based attractions.

•	Corporate and Other, consisting of our corporate expenses.

For the three months ended March 31, 2018 and 2017, our total revenues were divided among these business segments as follows:

	Three Months Ended March 31,
Segment	2018	2017
Hospitality	92%	92%
Entertainment	8%	8%
Corporate and Other	0%	0%

Key Performance Indicators

The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels, which are managed by Marriott. These factors impact the price that Marriott can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. The following key performance indicators are commonly used in the hospitality REIT industry:

•	hotel occupancy – a volume indicator;

•	average daily rate (“ADR”) – a price indicator calculated by dividing room revenue by the number of rooms sold;

•	Revenue per Available Room (“RevPAR”) –a summary measure of hotel results calculated by dividing room revenue by room nights available to guests for the period;

•	Total Revenue per Available Room (“Total RevPAR”) – a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period; and

•	Net Definite Group Room Nights Booked – a volume indicator which represents, on an aggregate basis, the total number of definite group bookings for future room nights at our Gaylord Hotels properties confirmed during the applicable period, net of cancellations.

Hospitality segment revenue from our occupied hotel rooms is recognized over time as the daily hotel stay is provided to hotel groups and guests. Revenues from concessions, food and beverage sales, and group meeting services are recognized over the period or at the point in time those goods or services are delivered to the group or hotel guest. Revenues from ancillary services at our hotels, such as spa, parking, and transportation services, are generally recognized at the time the goods or services are provided. Cancellation fees, as well as attrition fees that are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, are recognized as revenue in the period we determine it is probable that a significant reversal in the amount of revenue recognized will not occur, which is the period these fees are collected. Almost all of our Hospitality segment revenues are either cash-based or, for meeting and convention groups who meet our credit criteria, billed and collected on a short-term receivables basis. The hospitality industry is capital intensive, and we rely on the ability of our hotels to generate operating cash flow to repay debt financing and fund maintenance capital expenditures.

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months ended March 31, 2018 and 2017. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited Three Months Ended March 31,
	2018	%	2017	%
Income Statement Data:
REVENUES:
Rooms	$107,564	37.3%	$103,369	37.4%
Food and beverage	132,939	46.1%	126,169	45.7%
Other hotel revenue	24,608	8.5%	24,616	8.9%
Entertainment	23,259	8.1%	21,888	7.9%

Total revenues	288,370	100.0%	276,042	100.0%

OPERATING EXPENSES:
Rooms	28,928	10.0%	28,028	10.2%
Food and beverage	71,978	25.0%	69,157	25.1%
Other hotel expenses	75,882	26.3%	74,238	26.9%
Hotel management fees, net	7,130	2.5%	5,531	2.0%
Entertainment	19,366	6.7%	16,851	6.1%
Corporate	8,329	2.9%	7,409	2.7%
Preopening costs	2,147	0.7%	216	0.1%
Depreciation and amortization:
Hospitality	26,200	9.1%	25,178	9.1%
Entertainment	1,957	0.7%	1,908	0.7%
Corporate and Other	509	0.2%	551	0.2%

Total depreciation and amortization	28,666	9.9%	27,637	10.0%

Total operating expenses	242,426	84.1%	229,067	83.0%

OPERATING INCOME:
Hospitality	54,993	20.7%	52,022	20.5%
Entertainment	1,936	8.3%	3,129	14.3%
Corporate and Other	(8,838)	(A)	(7,960)	(A)
Preopening costs	(2,147)	(A)	(216)	(A)

Total operating income	45,944	15.9%	46,975	17.0%
Interest expense	(16,729)	(A)	(15,864)	(A)
Interest income	2,753	(A)	2,948	(A)
Loss from joint ventures	(2,588)	(A)	(774)	(A)
Other gains and (losses), net	168	(A)	(72)	(A)
Provision for income taxes	(2,209)	(A)	(593)	(A)

Net income	$27,339	(A)	$32,620	(A)

(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months ended March 31, 2018 and 2017 (in thousands, except percentages and per share data):

	Three Months Ended March 31,
	2018	2017	% Change
Total revenues	$288,370	$276,042	4.5%
Total operating expenses	242,426	229,067	5.8%
Operating income	45,944	46,975	-2.2%
Net income	27,339	32,620	-16.2%
Net income per share - fully diluted	0.53	0.63	-15.9%

Total Revenues

The increase in our total revenues for the three months ended March 31, 2018, as compared to the same period in 2017, is attributable to $11.0 million and $1.4 million in increases in our Hospitality segment and Entertainment segment revenues, respectively, each as discussed more fully below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended March 31, 2018, as compared to the same period in 2017, is primarily the result of an increase in our Hospitality segment and Entertainment segment expenses of $7.0 million and $2.5 million, respectively, as well as an increase in preopening expenses of $1.9 million, each as discussed more fully below.

Net Income

The decrease in our net income to $27.3 million for the three months ended March 31, 2018, as compared to $32.6 million for the same period in 2017, was due to the changes in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $1.8 million increase in the loss from joint ventures in the 2018 period.

•	A $1.6 million increase in the provision for income taxes in the 2018 period.

Factors and Trends Contributing to Performance

The most important factors and trends contributing to our performance during the three months ended March 31, 2018 described herein were:

•	Increased occupancy (an increase of 3.9 points of occupancy), ADR (an increase of 7.4%) and outside-the-room spending (an increase of 8.1%) at Gaylord Opryland during the 2018 period, as compared to the 2017 period, each primarily due to increases in group business. The increase in ADR was also influenced by an increase in transient rates.

•	Increased occupancy (an increase of 2.5 points of occupancy) and ADR (an increase of 1.8%) at Gaylord Palms during the 2018 period, as compared to the 2017 period, due primarily to an increase in transient business, as well an increase in outside-the-room spending (an increase of 8.0%), due primarily to an increase in catering.

•	Increased revenue for our Entertainment segment during the 2018 period, as compared to the 2017 period (an increase of 6.3%), due primarily to increased attendance and ancillary business, such as tours and retail, at the Grand Ole Opry.

•	Decreased Net Definite Group Room Nights Booked during the 2018 period, as compared to the 2017 period (a decrease of 11.1%).

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2018 and 2017 (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2018	2017	% Change
Revenues:
Rooms	$107,564	$103,369	4.1%
Food and beverage	132,939	126,169	5.4%
Other hotel revenue	24,608	24,616	0.0%

Total hospitality revenue	265,111	254,154	4.3%
Hospitality operating expenses:
Rooms	28,928	28,028	3.2%
Food and beverage	71,978	69,157	4.1%
Other hotel expenses	75,882	74,238	2.2%
Management fees, net	7,130	5,531	28.9%
Depreciation and amortization	26,200	25,178	4.1%

Total Hospitality operating expenses	210,118	202,132	4.0%

Hospitality operating income (1)	$54,993	$52,022	5.7%

Hospitality performance metrics:
Occupancy	73.8%	72.7%	1.5%
ADR	$195.02	$190.33	2.5%
RevPAR (2)	$143.89	$138.28	4.1%
Total RevPAR (3)	$354.64	$339.99	4.3%
Net Definite Group Room Nights Booked	344,640	387,724	-11.1%

(1)	Hospitality segment operating income does not include preopening costs of $1.5 million and $0.1 million in the three months ended March 31, 2018 and 2017, respectively. See discussion of preopening costs below.
(2)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(3)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The increase in total Hospitality segment revenue in the three months ended March 31, 2018, as compared to the same period in 2017, is primarily due to increases of $7.8 million, $3.7 million and $1.6 million at Gaylord Opryland, Gaylord Palms and Gaylord Texan, respectively, partially offset by a decrease of $1.7 million at Gaylord National. See below for further discussion.

Total Hospitality segment revenues in the three months ended March 31, 2018 include $1.2 million in attrition and cancellation fee collections, a decrease of $1.6 million from the 2017 period.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended March 31,
	2018	2017
Group	79%	79%
Transient	21%	21%

Rooms operating expenses increased in the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to an increase at Gaylord Opryland, as described below.

Food and beverage operating expenses increased in the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to increases at Gaylord Opryland and Gaylord Texan, as described below.

Other hotel expenses for the three months ended March 31, 2018 and 2017 consist of the following (in thousands):

	Three Months Ended March 31,
	2018	2017	% Change
Administrative employment costs	$28,432	$27,363	3.9%
Utilities	6,258	6,360	-1.6%
Property taxes	8,301	9,163	-9.4%
Other	32,891	31,352	4.9%

Total other hotel expenses	$75,882	$74,238	2.2%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to slight increases at Gaylord National and Gaylord Texan. Utility costs decreased slightly during the three months ended March 31, 2018, as compared to the same period in 2017. Property taxes decreased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to decreases at Gaylord Opryland, due to a decrease in tax rate, and Gaylord National, due to prior period tax settlements. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily as a result of various increases at Gaylord National, Gaylord Opryland and Gaylord Palms, partially offset by various decreases at Gaylord Texan.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. In the three months ended March 31, 2018 and 2017, we incurred $5.3 million and $5.1 million, respectively, related to base management fees for our Hospitality segment and $2.6 million and $1.2 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the $190.0 million in deferred management rights proceeds discussed in Note 8 to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to increases at Gaylord Opryland and Gaylord National, as described below.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2018 and 2017.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2018 and 2017 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2018	2017	% Change
Revenues:
Rooms	$35,758	$31,500	13.5%
Food and beverage	37,996	34,756	9.3%
Other hotel revenue	8,991	8,706	3.3%

Total revenue	82,745	74,962	10.4%
Operating expenses:
Rooms	8,683	7,947	9.3%
Food and beverage	20,238	18,578	8.9%
Other hotel expenses	22,586	23,057	-2.0%
Management fees, net	2,686	1,806	48.7%
Depreciation and amortization	8,678	8,097	7.2%

Total operating expenses	62,871	59,485	5.7%
Performance metrics:
Occupancy	72.3%	68.4%	5.7%
ADR	$190.40	$177.30	7.4%
RevPAR	$137.57	$121.19	13.5%
Total RevPAR	$318.35	$288.40	10.4%

Rooms revenue and RevPAR increased at Gaylord Opryland during the three months ended March 31, 2018, as compared to the same period in 2017, as the result of an increase in occupancy, due to an increase in group room nights, and an increase in ADR, due to an increase in both group and transient rates. Rooms revenue and RevPAR were negatively impacted during the 2017 period by a rooms renovation project, which resulted in approximately 18,250 room nights out of service. The rooms renovation project was completed in September 2017. Rooms expenses increased during the 2018 period, as compared to the 2017 period, primarily due to increased variable costs associated with the increase in occupancy.

The increase in food and beverage revenue at Gaylord Opryland during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to increased catering revenue associated with the increased group business. Food and beverage expenses increased in the 2018 period, as compared to the 2017 period, due to increased variable costs associated with the increase in revenue.

Other hotel revenue increased at Gaylord Opryland during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to an increase in ancillary revenue, such as parking and resort fees associated with the increase in occupancy, partially offset by a decrease in attrition and cancellation fee collections. Other hotel expenses decreased in the 2018 period, as compared to the 2017 period, primarily due to decreased property taxes due to a decrease in tax rate.

Depreciation and amortization increased at Gaylord Opryland during the three months ended March 31, 2018, as compared to the same period in 2017, primarily as a result of recent rooms renovation projects that resulted in increased depreciable asset levels.

Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2018 and 2017 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2018	2017	% Change
Revenues:
Rooms	$22,104	$21,058	5.0%
Food and beverage	30,266	28,497	6.2%
Other hotel revenue	5,526	4,642	19.0%

Total revenue	57,896	54,197	6.8%
Operating expenses:
Rooms	4,207	4,507	-6.7%
Food and beverage	14,271	14,258	0.1%
Other hotel expenses	16,846	16,295	3.4%
Management fees, net	1,535	1,229	24.9%
Depreciation and amortization	4,789	4,795	-0.1%

Total operating expenses	41,648	41,084	1.4%
Performance metrics:
Occupancy	82.3%	79.8%	3.1%
ADR	$210.74	$206.97	1.8%
RevPAR	$173.44	$165.24	5.0%
Total RevPAR	$454.30	$425.27	6.8%

Rooms revenue and RevPAR increased at Gaylord Palms during the three months ended March 31, 2018, as compared to the same period in 2017, due to an increase in both occupancy and ADR for transient business. Rooms expenses decreased during the 2018 period, as compared to the 2017 period, as the increase in variable costs associated with the increase in occupancy was offset by decreased commission costs and improved labor margins.

Food and beverage revenue increased at Gaylord Palms during the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to increased catering revenue. Food and beverage expenses remained stable in the 2018 period, as compared to the 2017 period, as improved labor margins and decreased food costs were partially offset by the increase in variable costs associated with the increase in revenue.

Other hotel revenue at Gaylord Palms increased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to an increase in ancillary revenue, such as parking and resort fees associated with the increase in occupancy, and increased end-of-season holiday programming revenue, partially offset by a decrease in attrition and cancellation fee collections. Other hotel expenses increased in the 2018 period, as compared to the 2017 period, primarily as a result of expenses associated with the end-of-season holiday programming.

Depreciation and amortization were stable at Gaylord Palms during the three months ended March 31, 2018, as compared to the same period in 2017.

Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2018 and 2017 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2018	2017	% Change
Revenues:
Rooms	$20,280	$20,437	-0.8%
Food and beverage	33,169	30,566	8.5%
Other hotel revenue	4,908	5,742	-14.5%

Total revenue	58,357	56,745	2.8%
Operating expenses:
Rooms	4,498	4,398	2.3%
Food and beverage	16,250	15,309	6.1%
Other hotel expenses	15,296	14,799	3.4%
Management fees, net	1,699	1,239	37.1%
Depreciation and amortization	5,167	5,110	1.1%

Total operating expenses	42,910	40,855	5.0%
Performance metrics:
Occupancy	76.5%	79.6%	-3.9%
ADR	$194.92	$188.86	3.2%
RevPAR	$149.13	$150.29	-0.8%
Total RevPAR	$429.13	$417.28	2.8%

Rooms revenue and RevPAR decreased slightly at Gaylord Texan during the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to a decrease in transient occupancy, partially offset by an increase in ADR for both groups and transient business. Rooms expenses increased during the 2018 period, as compared to the 2017 period, primarily due an increase in group commissions.

Food and beverage revenue increased at Gaylord Texan during the three months ended March 31, 2018, as compared to the same period in 2017, due to increases in both catering and food and beverage outlets. Food and beverage expenses increased in the 2018 period, as compared to the 2017 period, primarily due to the increase in variable costs associated with the increase in revenue, partially offset by decreased food costs.

Other hotel revenue at Gaylord Texan decreased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily as a result of a decrease in attrition and cancellation fee collections. Other hotel expenses increased in the 2018 period, as compared to the 2017 period, due primarily to increased property taxes associated with the upcoming rooms and meeting space expansion.

Depreciation and amortization increased slightly at Gaylord Texan during the three months ended March 31, 2018, as compared to the 2017 period.

Gaylord National Results. The results of Gaylord National for the three months ended March 31, 2018 and 2017 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2018	2017	% Change
Revenues:
Rooms	$25,193	$25,676	-1.9%
Food and beverage	30,425	31,318	-2.9%
Other hotel revenue	5,138	5,463	-5.9%

Total revenue	60,756	62,457	-2.7%
Operating expenses:
Rooms	10,208	9,872	3.4%
Food and beverage	20,342	20,177	0.8%
Other hotel expenses	19,022	18,099	5.1%
Management fees, net	995	1,029	-3.3%
Depreciation and amortization	6,872	6,516	5.5%

Total operating expenses	57,439	55,693	3.1%
Performance metrics:
Occupancy	70.7%	69.7%	1.4%
ADR	$198.24	$205.20	-3.4%
RevPAR	$140.24	$142.93	-1.9%
Total RevPAR	$338.21	$347.68	-2.7%

Rooms revenue and RevPAR decreased at Gaylord National during the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to a decrease in ADR for both groups and transient business. Rooms expenses increased at Gaylord National during the 2018 period, as compared to the 2017 period, primarily due to the increase in variable costs associated with the increase in occupancy.

Food and beverage revenue decreased at Gaylord National during the three months ended March 31, 2018, as compared to the same period in 2017, primarily as a result of a decrease in banquets, as the 2017 period included inauguration-related banquets. Food and beverage expenses increased slightly in the 2018 period, as compared to the 2017 period, as increased labor expenses were partially offset by the decrease in variable costs associated with the decrease in revenue.

Other hotel revenue decreased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to a decrease in attrition and cancellation fee collections. Other hotel expenses increased in the 2018 period, as compared to the 2017 period, due to an increase in sales and marketing expenses, partially offset by a decrease in property taxes due to prior period tax settlements.

Depreciation and amortization at Gaylord National increased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to the completion of a new riverfront ballroom in 2017, and the resulting increase in depreciable asset levels.

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	% Change
Revenues	$23,259	$21,888	6.3%
Operating expenses	19,366	16,851	14.9%
Depreciation and amortization	1,957	1,908	2.6%

Operating income (1)	$1,936	$3,129	-38.1%

(1)	Entertainment segment operating income does not include preopening costs of $0.7 million and $0.2 million in the three months ended March 31, 2018 and 2017, respectively. See discussion of preopening costs below.

Entertainment segment revenue increased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to a revenue increase at the Grand Ole Opry, resulting from increased attendance and ancillary business such as tours and retail.

Entertainment operating expenses increased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily as a result of increased compensation and consulting costs, as well as increased variable costs associated with the increase in revenue.

Entertainment depreciation expense remained stable in the three months ended March 31, 2018, as compared to the same period in 2017.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	% Change
Operating expenses	$8,329	$7,409	12.4%
Depreciation and amortization	509	551	-7.6%

Operating loss	$(8,838)	$(7,960)	11.0%

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, increased in the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to increased administrative and employment costs associated with supporting our growth initiatives within our Hospitality and Entertainment segments.

Corporate and Other depreciation and amortization expense decreased slightly in the three months ended March 31, 2018, as compared with the same period in 2017.

Operating Results – Preopening Costs

Preopening costs of $2.1 million during the three months ended March 31, 2018 primarily include costs associated with an expansion of the guest rooms and convention space at Gaylord Texan, which is expected to open in the second quarter of 2018, and costs associated with Ole Red Nashville, which is also expected to open in the second quarter of 2018. Preopening costs of $0.2 million during the three months ended March 31, 2017 include costs associated with a riverfront ballroom at Gaylord National, which opened in the second quarter of 2017, and costs associated with our various Entertainment segment projects.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	% Change
Interest expense	$(16,729)	$(15,864)	5.5%
Interest income	2,753	2,948	-6.6%
Loss from joint ventures	(2,588)	(774)	-234.4%
Other gains and (losses), net	168	(72)	333.3%
Provision for income taxes	(2,209)	(593)	-272.5%

Interest Expense

Interest expense increased $0.9 million during the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to increased interest incurred in connection with our term loan A and increased term loan B, which were both refinanced in April 2017. These increases were partially offset by increased capitalized interest in the current period, as well as decreased interest expense associated with our revolving credit facility due to lower borrowings in the current period.

Cash interest expense increased $2.1 million to $17.8 million in the three months ended March 31, 2018, as compared to the same period in 2017. Non-cash interest expense, which includes amortization of deferred financing costs, offset by capitalized interest, decreased $1.2 million to $(1.1) million in the three months ended March 31, 2018, as compared to the same period in 2017.

Our weighted average interest rate on our borrowings was 4.6% and 4.4% for the three months ended March 31, 2018 and 2017, respectively.

Interest Income

Interest income for the three months ended March 31, 2018 and 2017 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable.

Loss from Joint Ventures

The loss from joint ventures for the three months ended March 31, 2018 and 2017 primarily represents preopening expenses incurred by our Gaylord Rockies joint venture, which is anticipated to open in late 2018, as well as pre-opening expenses in the 2017 period and losses incurred in the 2018 period by our Opry City Stage joint venture in Times Square in New York City, which opened in December 2017.

Other Gains and (Losses), net

Other gains and (losses), net for the three months ended March 31, 2018 and 2017 represents various miscellaneous items.

Provision for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended March 31, 2018 and 2017, we recorded an income tax provision of $2.2 million and $0.6 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction in both periods and the change in valuation allowance required at the TRSs for the 2017 period.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted and included a reduction to the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. We have not fully completed our accounting for the income tax effects of the TCJA. As discussed in SEC Staff Accounting Bulletin No. 118, the accounting for the TCJA should be completed within one year from enactment. During the three months ended March 31, 2018, we have made no adjustments to the provisional amounts recorded at December 31, 2017. Any adjustments to the provisional amounts recorded at December 31, 2017 will be reflected upon the completion of our accounting for the TCJA.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the three months ended March 31, 2018, our net cash flows provided by operating activities were $43.9 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $61.1 million, partially offset by unfavorable changes in working capital of approximately $17.2 million. During the three months ended March 31, 2017, our net cash flows provided by operating activities were $38.3 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $62.9 million, partially offset by unfavorable changes in working capital of approximately $24.6 million. The unfavorable changes in working capital in both periods primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties, as well as a decrease in accounts payable and accrued liabilities primarily attributable to the payment of liabilities associated with our Christmas-related and incentive compensation programs.

Cash Flows From Investing Activities. During the three months ended March 31, 2018, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $47.6 million, and consisted primarily of the expansion of the guest rooms and convention space at Gaylord Texan, construction of the new waterpark at Gaylord Opryland, and ongoing maintenance capital expenditures for our existing properties.

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

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and the payment of cash dividends. During the three months ended March 31, 2018, our net cash flows provided by financing activities were approximately $14.9 million, primarily reflecting $56.5 million in net borrowings under our credit facility, partially offset by the payment of $41.0 million in cash dividends.

During the three months ended March 31, 2017, our net cash flows used in financing activities were approximately $9.6 million, primarily reflecting the payment of $38.9 million in cash dividends, partially offset by $33.0 million in net borrowings under our credit facility.

Liquidity

At March 31, 2018, we had $59.0 million in unrestricted cash and $470.7 million available for borrowing under our revolving credit facility. During the three months ended March 31, 2018, we net borrowed $56.5 million under our credit facility, incurred capital expenditures of $47.6 million and paid cash dividends of $41.0 million. These net outflows were offset by cash flows from operating activities discussed above, resulting in the increase in our cash balance from December 31, 2017 to March 31, 2018.

We currently plan to pay a quarterly cash dividend of $0.85 per share in July 2018, October 2018 and January 2019, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2018 by spending between $130 million and $160 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, the completion of the expansion of the guest rooms and convention space at Gaylord Texan, and the construction of a luxury indoor/outdoor waterpark at Gaylord Opryland.

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

At March 31, 2018, we were in compliance with all covenants related to our outstanding debt.

Principal Debt Agreements

Credit Facility. On May 11, 2017, we entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, which amended and restated the Company’s existing credit facility. In addition, on May 23, 2017, we entered into an Amendment No. 1 (the “Amendment”) to the Amended Credit Agreement among the same parties. As amended, our credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a $200.0 million senior secured term loan A (the “Term Loan A”), and a $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below.

Each of the Revolver, Term Loan A and Term Loan B is guaranteed by us, each of our four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain of our other subsidiaries. Each is secured by (i) a first mortgage lien on the real property of each of our Gaylord Hotels properties, (ii) pledges of equity interests in our subsidiaries that own the Gaylord Hotels properties, (iii) our personal property and the personal property of the Operating Partnership and our guarantor subsidiaries and (iv) all proceeds and products from our Gaylord Hotels properties. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event one of the Gaylord Hotels properties is sold).

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

$700 Million Revolving Credit Facility. Pursuant to the Amendment, we extended the maturity of the Revolver to May 23, 2021, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.55% to 2.40%, dependent upon our funded debt to total asset value ratio (as defined in the Amended Credit Agreement) or (ii) a base rate as set in the Amended Credit Agreement. At March 31, 2018, the interest rate on the Revolver was LIBOR plus 1.55%. Principal is payable in full at maturity. No additional amounts were borrowed under the Revolver at closing.

At March 31, 2018, $227.5 million of borrowings were outstanding under the Revolver, and the lending banks had issued $1.8 million of letters of credit under the Amended Credit Agreement, which left $470.7 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”) and $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”), which we met at March 31, 2018).

$200 Million Term Loan A Facility. The Amendment also provides for the Term Loan A, which has a maturity date of May 23, 2022. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.50% to 2.35%, dependent upon our funded debt to total asset value ratio (as defined in the Amended Credit Agreement) or (ii) a base rate as set in the Amended Credit Agreement. At March 31, 2018, the interest rate on the Term Loan A was LIBOR plus 1.50%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan A in full and proceeds were used to pay down a portion of the Revolver.

$500 Million Term Loan B Facility. In May 2017, as part of the Amended Credit Agreement discussed above, we increased the capacity under our previous $400 million term loan B to $500 million. The Term Loan B has a maturity date of May 11, 2024 and borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus 2.25% or (ii) a base rate as set in the Amended Credit Agreement. At March 31, 2018, the interest rate on the Term Loan B was LIBOR plus 2.25%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Amended Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan B in full. Net proceeds, after the repayment of the original $400 million term loan B and certain transaction expenses payable at closing, were used to pay down a portion of the Revolver.

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

The $350 Million 5% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 101.25%, and 100.00% beginning on April 15 of 2018, and 2019, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

The $400 Million 5% Senior Notes are redeemable, in whole or in part, at any time on or after April 15, 2018 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.75%, 102.50%, 101.25%, and 100.00% beginning on April 15 of 2018, 2019, 2020, and 2021, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

Off-Balance Sheet Arrangements

As described in Note 12 to our condensed consolidated financial statements included herein, we have invested in a joint venture that is building and owns Gaylord Rockies. In connection with this investment, we agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guaranty of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon Gaylord Rockies’ satisfaction of designated debt service coverage requirements following completion and opening of the hotel. We have also provided a completion guarantee under the construction loan capped at our pro rata share of all costs necessary to complete the project within the time specified in the senior loan documents. Further, we have agreed to a guaranty capped at our pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guaranties related to the construction loan, we agreed to provide a guaranty of the mezzanine debt related to the hotel including a payment guaranty capped at $8.75 million for which we are only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guaranties and liens. The guaranty related to the mezzanine debt also includes an uncapped completion guaranty and an uncapped guaranty of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guaranties related to the construction loan. As of March 31, 2018, we have not recorded any liability in the condensed consolidated balance sheet associated with these guarantees.

In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Amended Credit Agreement had issued $1.8 million of letters of credit at March 31, 2018. Except as set forth in these paragraphs, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2018, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$1,673,750	$5,000	$10,000	$787,500	$871,250
Capital leases	634	21	44	47	522
Operating leases (2)	617,452	4,887	10,252	10,864	591,449
Construction commitments (3)	25,537	25,537	—	—	—

Total contractual obligations	$2,317,373	$35,445	$20,296	$798,411	$1,463,221

(1)	Long-term debt commitments do not include approximately $326.3 million in interest payments projected to be due in future years (less than 1 year – $72.1 million; 1-3 years – $143.8 million; 3-5 years – $88.4 million; more than 5 years – $22.0 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at March 31, 2018 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the interest we paid during the fiscal years 2017, 2016 and 2015.
(2)	Total operating lease commitments of $617.5 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
(3)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is generally 5.0% of the respective property’s total annual revenue. At March 31, 2018, $25.5 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

The expected cash flows under our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan are estimated based upon the best information currently available, but are not driven by contractual terms. Therefore, these obligations have been excluded from the contractual obligations table above. See Note 8 and Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion related to these obligations.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, stock-based compensation, depreciation and amortization, income taxes, pension and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2017. There were no newly identified critical accounting policies in the first three months of 2018 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under the Revolver bear interest at an annual rate of LIBOR plus 1.55%, subject to adjustment as described in the Amended Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $227.5 million in borrowings outstanding under the Revolver at March 31, 2018 would increase by approximately $2.3 million.

Borrowings outstanding under our Term Loan A currently bear interest at an annual rate of LIBOR plus 1.50%, subject to adjustment as described in the Amended Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $200.0 million in borrowings outstanding under our Term Loan A at March 31, 2018 would increase by approximately $2.0 million.

Borrowings outstanding under our Term Loan B currently bear interest at an annual rate of LIBOR plus 2.25%, subject to adjustment as described in the Amended Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $496.3 million in borrowings outstanding under our Term Loan B at March 31, 2018 would increase by approximately $5.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at March 31, 2018. As a result, the interest rate market risk implicit in these investments at March 31, 2018, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At March 31, 2018, the value of the investments in the pension plan was $67.3 million, and an immediate 10% decrease in this value would have reduced the value of the investments in the pension plan by approximately $6.7 million.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to certain litigation in the ordinary course, as described in Note 12, “Commitments and Contingencies,” to our condensed consolidated financial statements included herein and which our management deems immaterial and will not have a material effect on our results of operations, financial condition or liquidity.

ITEM 1A. RISK FACTORS.

There have been no material changes in our “Risk Factors” as previously set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

Inapplicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

10.1	Severance Agreement dated as of February 26, 2018 between the Company and Patrick Chaffin (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed February 27, 2018).

10.2	Severance Agreement dated as of February 26, 2018 between the Company and Scott Lynn (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed February 27, 2018).

10.3	Severance Agreement dated as of February 26, 2018 between the Company and Jennifer Hutcheson (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed February 27, 2018).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: May 3, 2018	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)