Form 10-Q
period 2018-06-30
Ryman Hospitality Properties, Inc.
filed 2018-08-08
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2018
Common Stock, par value $.01	51,322,460 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2018

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited) — June 30, 2018 and December 31, 2017	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) — For the Three Months and Six Months Ended June 30, 2018 and 2017	4

Condensed Consolidated Statements of Cash Flows (Unaudited) — For the Six Months Ended June 30, 2018 and 2017	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	47

Item 4. Controls and Procedures.	47

Part II - Other Information

Item 1. Legal Proceedings.	48

Item 1A. Risk Factors.	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	48

Item 3. Defaults Upon Senior Securities.	48

Item 4. Mine Safety Disclosures.	48

Item 5. Other Information.	48

Item 6. Exhibits.	49

SIGNATURES	50

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30,	December 31,
	2018	2017
ASSETS:
Property and equipment, net of accumulated depreciation	$2,121,165	$2,065,657
Cash and cash equivalents—unrestricted	61,779	57,557
Cash and cash equivalents—restricted	32,181	21,153
Notes receivable	113,789	111,423
Investment in Gaylord Rockies joint venture	88,993	88,685
Trade receivables, less allowance of $762 and $651, respectively	79,694	57,520
Deferred income tax assets, net	43,056	50,117
Prepaid expenses and other assets	66,645	72,116

Total assets	$2,607,302	$2,524,228

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$1,674,792	$1,591,392
Accounts payable and accrued liabilities	176,145	179,649
Dividends payable	44,552	42,129
Deferred management rights proceeds	175,541	177,057
Other liabilities	162,578	155,845
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,322 and 51,198 shares issued and outstanding, respectively	513	512
Additional paid-in capital	897,185	896,759
Treasury stock of 579 and 567 shares, at cost	(14,195)	(13,253)
Accumulated deficit	(483,279)	(479,170)
Accumulated other comprehensive loss	(26,530)	(26,692)

Total stockholders’ equity	373,694	378,156

Total liabilities and stockholders’ equity	$2,607,302	$2,524,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Rooms	$121,745	$110,674	$229,309	$214,043
Food and beverage	141,053	128,441	273,992	254,610
Other hotel revenue	28,958	24,258	53,566	48,874
Entertainment	42,178	35,405	65,437	57,293

Total revenues	333,934	298,778	622,304	574,820
Operating expenses:
Rooms	30,059	28,359	58,987	56,387
Food and beverage	72,394	68,285	144,372	137,442
Other hotel expenses	76,733	73,536	152,615	147,774
Management fees, net	8,635	6,178	15,765	11,709

Total hotel operating expenses	187,821	176,358	371,739	353,312
Entertainment	30,254	22,135	49,620	38,986
Corporate	7,640	7,468	15,969	14,877
Preopening costs	1,525	494	3,672	710
Depreciation and amortization	29,995	27,679	58,661	55,316

Total operating expenses	257,235	234,134	499,661	463,201

Operating income	76,699	64,644	122,643	111,619
Interest expense	(19,625)	(17,155)	(36,354)	(33,019)
Interest income	2,766	2,969	5,519	5,917
Income (loss) from joint ventures	1,346	(943)	(1,242)	(1,717)
Other gains and (losses), net	36	(1,324)	204	(1,396)

Income before income taxes	61,222	48,191	90,770	81,404
Provision for income taxes	(5,676)	(899)	(7,885)	(1,492)

Net income	$55,546	$47,292	$82,885	$79,912

Basic income per share	$1.08	$0.92	$1.62	$1.56

Fully diluted income per share	$1.08	$0.92	$1.61	$1.56

Dividends declared per common share	$0.85	$0.80	$1.70	$1.60

Comprehensive income, net of taxes	$55,630	$47,326	$83,047	$79,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$82,885	$79,912
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	7,065	(129)
Depreciation and amortization	58,661	55,316
Amortization of deferred financing costs	2,841	2,567
Write-off of deferred financing costs	1,956	925
Stock-based compensation expense	3,929	3,213
Changes in:
Trade receivables	(22,074)	(17,758)
Accounts payable and accrued liabilities	(4,268)	(11,390)
Other assets and liabilities	720	1,252

Net cash flows provided by operating activities	131,715	113,908

Cash Flows from Investing Activities:
Purchases of property and equipment	(95,353)	(79,472)
Investment in Gaylord Rockies joint venture	—	(16,309)
Investment in other joint ventures	(2,199)	(1,969)
Purchase of remaining interest in Opry City Stage	(3,948)	—
Other investing activities	(4,687)	(3,654)

Net cash flows used in investing activities	(106,187)	(101,404)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	80,500	(241,900)
Borrowings under term loan A	—	200,000
Borrowings under term loan B	—	500,000
Repayments under term loan B	(1,250)	(391,250)
Deferred financing costs paid	(637)	(12,220)
Payment of dividends	(85,110)	(79,788)
Payment of tax withholdings for share-based compensation	(3,771)	(3,769)
Other financing activities	(10)	18

Net cash flows used in financing activities	(10,278)	(28,909)

Net change in cash, cash equivalents, and restricted cash	15,250	(16,405)
Cash, cash equivalents, and restricted cash, beginning of period	78,710	81,190

Cash, cash equivalents, and restricted cash, end of period	$93,960	$64,785

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents—unrestricted	$61,779	$49,610
Cash and cash equivalents—restricted	32,181	15,175

Cash, cash equivalents, and restricted cash, end of period	$93,960	$64,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION:

On January 1, 2013, Ryman Hospitality Properties, Inc. (“Ryman”) and its subsidiaries (collectively with Ryman, the “Company”) began operating as a real estate investment trust (“REIT”) for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). The Company’s other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National. The Company also owns a 35% interest in a joint venture that is developing and owns Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which is scheduled to open in late 2018 and will be managed by Marriott.

The Company also owns a number of media and entertainment assets, including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces, with a flagship location in Nashville that opened in May 2018; Opry City Stage, a four-level entertainment complex in Times Square that opened in December 2017 under a joint venture agreement and of which the Company acquired the remaining 50% joint venture interest in the second quarter of 2018 for a combination of $3.9 million in cash and the forgiveness of a note receivable previously due to the Company from the other joint venture partner of $7.9 million; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links, the Wildhorse Saloon, and the General Jackson Showboat.

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

Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” the core principle of which is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, companies will need to use more judgment and make more estimates than under previous guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Due to the short-term, day-to-day nature of the Company’s hospitality and entertainment segment revenues, the pattern of revenue recognition did not change significantly upon adoption. The Company adopted this ASU in the first quarter of 2018 using the modified retrospective approach and has applied the standard to all contracts at the date of initial application. As such, prior period amounts have not been restated, and the Company recorded a transition adjustment to retained earnings of $0.1 million, which is reflected in the condensed consolidated balance sheet for June 30, 2018 included herein. See Note 2 of this Quarterly Report on Form 10-Q for further disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that requires lessees to record most leases on their balance sheet, but recognize expenses on their income statements in a manner similar to previous accounting. The ASU also eliminates the required use of bright-line tests for determining lease classification. The ASU is effective for the Company in the first quarter of 2019, and the Company plans to adopt this standard at that time using the modified retrospective approach, with a cumulative-effect adjustment, if any, to retained earnings in the period of adoption. Prior period amounts will not be restated. The Company is creating an inventory of its leases, and the primary impact of the adoption is estimated to be the inclusion of the Company’s 75-year ground lease at Gaylord Palms on its balance sheet. See Note 12 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a further disclosure of the Company’s outstanding leases.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of benefits in the income statement. Under the new guidance, the service cost component of net periodic benefit cost is presented in the same income statement line items as other employee compensation costs. In addition, the other components of net periodic benefit cost are presented separately from service cost and outside of operating income, which the Company has included in other gains and (losses), net in the accompanying condensed consolidated statements of operations and comprehensive income. The Company adopted this ASU in the first quarter of 2018, and this adoption did not have a material impact on the Company’s financial statements. The prior period presentation has been updated to conform to the current year presentation.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Hotel group rooms	$89,329	$80,488	$172,546	$161,364
Hotel transient rooms	32,416	30,186	56,763	52,679
Hotel food and beverage—banquets	101,719	90,342	197,987	181,542
Hotel food and beverage—outlets	39,334	38,099	76,005	73,068
Hotel other	28,958	24,258	53,566	48,874
Entertainment admissions/ticketing	21,207	18,678	32,067	28,298
Entertainment food and beverage	11,813	8,394	18,394	14,518
Entertainment retail and other	9,158	8,333	14,976	14,477

Total revenues	$333,934	$298,778	$622,304	$574,820

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gaylord Opryland	$94,915	$80,260	$177,660	$155,222
Gaylord Palms	50,274	48,184	108,170	102,381
Gaylord Texan	58,611	52,772	116,968	109,517
Gaylord National	79,687	73,995	140,443	136,452
AC Hotel	3,511	3,679	5,882	6,138
Inn at Opryland and other	4,758	4,483	7,744	7,817

Total Hospitality segment revenues	$291,756	$263,373	$556,867	$517,527

Almost all of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At June 30, 2018 and December 31, 2017, the Company had $54.5 million and $51.2 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2017, approximately $41.4 million was recognized in revenue during the six months ended June 30, 2018.

3. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average shares outstanding—basic	51,303	51,154	51,259	51,100
Effect of dilutive stock-based compensation	173	180	200	216

Weighted average shares outstanding—diluted	51,476	51,334	51,459	51,316

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is comprised of amounts related to the Company’s minimum pension liability and amounts related to an other-than-temporary impairment of a held-to-maturity investment with respect to the notes receivable discussed in Note 6 of this Quarterly Report on Form 10-Q and Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2018 and 2017 consisted of the following (in thousands):

	Minimum Pension Liability	Other-Than- Temporary Impairment of Investment	Total
Balance, December 31, 2017	$(20,149)	$(6,543)	$(26,692)
Amounts reclassified from accumulated other comprehensive loss	(9)	166	157
Income tax benefit	5	—	5

Net other comprehensive income (loss)	(4)	166	162

Balance, June 30, 2018	$(20,153)	$(6,377)	$(26,530)

	Minimum Pension Liability	Other-Than- Temporary Impairment of Investment	Total
Balance, December 31, 2016	$(22,268)	$—	$(22,268)
Amounts reclassified from accumulated other comprehensive loss	45	—	45
Income tax benefit	—	—	—

Net other comprehensive income	45	—	45

Balance, June 30, 2017	$(22,223)	$—	$(22,223)

5. PROPERTY AND EQUIPMENT:

Property and equipment at June 30, 2018 and December 31, 2017 is recorded at cost and summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Land and land improvements	$268,316	$267,051
Buildings	2,547,565	2,440,471
Furniture, fixtures and equipment	707,836	647,988
Construction-in-progress	80,555	138,702

	3,604,272	3,494,212
Accumulated depreciation	(1,483,107)	(1,428,555)

Property and equipment, net	$2,121,165	$2,065,657

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

During the three months ended June 30, 2018 and 2017, the Company recorded interest income of $2.7 million and $2.9 million, respectively, on these bonds. During the six months ended June 30, 2018 and 2017, the Company recorded interest income of $5.3 million and $5.9 million, respectively, on these bonds. The Company received payments of $3.1 million and $3.2 million during the six months ended June 30, 2018 and 2017, respectively, relating to these notes receivable.

7. DEBT:

The Company’s debt and capital lease obligations at June 30, 2018 and December 31, 2017 consisted of (in thousands):

	June 30, 2018	December 31, 2017
$700 Million Revolving Credit Facility, interest at LIBOR plus 1.55%, maturing May 23, 2021, less unamortized deferred financing costs of $7,828 and $9,076	$243,672	$161,924
$200 Million Term Loan A, interest at LIBOR plus 1.50%, maturing May 23, 2022, less unamortized deferred financing costs of $1,390 and $1,557	198,610	198,443
$500 Million Term Loan B, interest at LIBOR plus 2.00%, maturing May 11, 2024, less unamortized deferred financing costs of $5,743 and $7,595	489,257	488,655
$350 Million Senior Notes, interest at 5.0%, maturing April 15, 2021, less unamortized deferred financing costs of $2,862 and $3,340	347,138	346,660
$400 Million Senior Notes, interest at 5.0%, maturing April 15, 2023, less unamortized deferred financing costs of $4,513 and $4,929	395,487	395,071
Capital lease obligations	628	639

Total debt	$1,674,792	$1,591,392

The majority of amounts due within one year consist of the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

At June 30, 2018, the Company was in compliance with all of its covenants related to its outstanding debt.

$500 Million Term Loan B

On June 26, 2018, the Company entered into an Amendment No. 2 (the “Amendment”) to the Company’s Fifth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The Amendment reduces the applicable interest rate margins for borrowings under the term loan B to, at the Company’s option, either (i) LIBOR plus 2.00% or (ii) a base rate as set in the Credit Agreement. In addition, the Amendment extends the date of commencement of any excess cash flow payments by one year to December 31, 2019. The Amendment did not change the maturity dates existing under the Credit Agreement or result in any increase or decrease in outstanding borrowings.

As a result of the repricing of the term loan B, the Company wrote off $2.0 million of deferred financing costs during the three months and six months ended June 30, 2018, which is included in interest expense in the accompanying condensed consolidated statement of operations.

For descriptions of the Company’s other outstanding debt obligations, see “Principal Debt Agreements” within “Liquidity and Capital Resources” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

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

9. STOCK PLANS:

During the six months ended June 30, 2018, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $71.34 per award. There were 0.4 million restricted stock units outstanding at June 30, 2018 and December 31, 2017.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $2.0 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively, and $3.9 million and $3.2 million for the six months ended June 30, 2018 and 2017, respectively.

10. PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension (income) expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest cost	$803	$901	$1,614	$1,815
Expected return on plan assets	(1,070)	(1,011)	(2,172)	(2,047)
Amortization of net actuarial loss	264	297	519	579

Total net periodic pension (income) expense	$(3)	$187	$(39)	$347

Net postretirement benefit income reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest cost	$24	$28	$48	$54
Amortization of net actuarial loss	65	66	129	123
Amortization of prior service credit	(329)	(329)	(657)	(657)

Total net postretirement benefit income	$(240)	$(235)	$(480)	$(480)

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

The Company recorded an income tax provision of $5.7 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and $7.9 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively, related to the current period operations of the Company. These results differ from the statutory rate primarily due to the REIT dividends paid deduction in both periods and the change in valuation allowance required at the TRSs for the three months and six months ended June 30, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted and included a reduction to the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Company has not fully completed its accounting for the income tax effects of the TCJA. As discussed in SEC Staff Accounting Bulletin No. 118, the accounting for the TCJA should be completed within one year from enactment. During the six months ended June 30, 2018, the Company has made no adjustments to the provisional amounts recorded at December 31, 2017. Any adjustments to the provisional amounts recorded at December 31, 2017 will be reflected upon the completion of the Company’s accounting for the TCJA.

At June 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits.

12. COMMITMENTS AND CONTINGENCIES:

The Company owns a 35% interest in a joint venture that is developing and owns Gaylord Rockies, which is expected to open in late 2018. In connection with the joint venture, the Company agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guarantee of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. The Company has also provided a completion guarantee under the construction loan capped at its pro rata share of all costs necessary to complete the project within the time specified in the joint venture’s loan documents. Further, the Company has agreed to a guarantee capped at its pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guarantees related to the construction loan, the Company agreed to provide a guarantee of the mezzanine debt related to the hotel including a payment guarantee capped at $8.75 million for which the Company is only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guarantees and liens. The guarantee related to the mezzanine debt also includes an uncapped completion guarantee and an uncapped guarantee of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guarantees related to the construction loan. As of June 30, 2018, the Company had not recorded any liability in the consolidated balance sheet associated with these guarantees.

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

On June 18, 2018, the Company’s board of directors declared the Company’s second quarter 2018 cash dividend in the amount of $0.85 per share of common stock, or an aggregate of approximately $43.6 million in cash, which was paid on July 16, 2018 to stockholders of record as of the close of business on June 29, 2018.

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

At June 30, 2018 and December 31, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan. These investments consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.

The Company has consistently applied the above valuation techniques in all periods presented and believes it has obtained the most accurate information available for each type of instrument.

The Company had no liabilities required to be measured at fair value at June 30, 2018 and December 31, 2017. The Company’s assets measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, were as follows (in thousands):

		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$25,420	$25,420	$—	$—

Total assets measured at fair value	$25,420	$25,420	$—	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$25,055	$25,055	$—	$—

Total assets measured at fair value	$25,055	$25,055	$—	$—

The remainder of the assets and liabilities held by the Company at June 30, 2018 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximate fair value.

15. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s operations are organized into three principal business segments:

•	Hospitality, which includes Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland, the AC Hotel, and the Company’s equity investment in Gaylord Rockies;

•	Entertainment, which includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Opry City Stage, and the Company’s Nashville-based attractions; and

•	Corporate and Other, which includes the Company’s corporate expenses.

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Hospitality	$291,756	$263,373	$556,867	$517,527
Entertainment	42,178	35,405	65,437	57,293
Corporate and Other	—	—	—	—

Total	$333,934	$298,778	$622,304	$574,820

Depreciation and amortization:
Hospitality	$27,233	$25,547	$53,433	$50,725
Entertainment	2,315	1,592	4,272	3,500
Corporate and Other	447	540	956	1,091

Total	$29,995	$27,679	$58,661	$55,316

Operating income:
Hospitality	$76,702	$61,468	$131,695	$113,490
Entertainment	9,609	11,678	11,545	14,807
Corporate and Other	(8,087)	(8,008)	(16,925)	(15,968)
Preopening costs	(1,525)	(494)	(3,672)	(710)

Total operating income	76,699	64,644	122,643	111,619
Interest expense	(19,625)	(17,155)	(36,354)	(33,019)
Interest income	2,766	2,969	5,519	5,917
Income (loss) from joint ventures	1,346	(943)	(1,242)	(1,717)
Other gains and (losses), net	36	(1,324)	204	(1,396)

Income before income taxes	$61,222	$48,191	$90,770	$81,404

16. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

The $350 Million 5% Senior Notes and the $400 Million 5% Senior Notes were each issued by the Operating Partnership and Finco and are guaranteed on a senior unsecured basis by the Company, each of the Company’s four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which guarantees the Operating Partnership’s Credit Agreement (such subsidiary guarantors, together with the Company, the “Guarantors”). The subsidiary Guarantors are 100% owned, and the guarantees are full and unconditional and joint and several. Not all of the Company’s subsidiaries have guaranteed the Company’s $350 Million 5% Senior Notes and the $400 Million 5% Senior Notes.

The following condensed consolidating financial information includes certain allocations of expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2018

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,647,578	$473,587	$—	$2,121,165
Cash and cash equivalents—unrestricted	82	998	30	60,669	—	61,779
Cash and cash equivalents—restricted	—	—	—	32,181	—	32,181
Notes receivable	—	—	—	113,789	—	113,789
Investment in Gaylord Rockies joint venture	—	—	—	88,993	—	88,993
Trade receivables, less allowance	—	—	—	79,694	—	79,694
Deferred income tax assets, net	—	—	(299)	43,355	—	43,056
Prepaid expenses and other assets	—	83	3	66,559	—	66,645
Intercompany receivables, net	—	—	1,800,263	—	(1,800,263)	—
Investments	1,010,151	2,890,033	650,582	1,384,814	(5,935,580)	—

Total assets	$1,010,233	$2,891,114	$4,098,157	$2,343,641	$(7,735,843)	$2,607,302

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,674,163	$—	$629	$—	$1,674,792
Accounts payable and accrued liabilities	69	9,758	7,426	158,892	—	176,145
Dividends payable	44,552	—	—	—	—	44,552
Deferred management rights proceeds	—	—	—	175,541	—	175,541
Other liabilities	—	—	97,573	65,005	—	162,578
Intercompany payables, net	591,918	935,823	—	272,522	(1,800,263)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	513	1	1	2,387	(2,389)	513
Additional paid-in-capital	897,185	586,861	2,835,468	2,093,817	(5,516,146)	897,185
Treasury stock	(14,195)	—	—	—	—	(14,195)
Accumulated deficit	(483,279)	(315,492)	1,157,689	(398,622)	(443,575)	(483,279)
Accumulated other comprehensive loss	(26,530)	—	—	(26,530)	26,530	(26,530)

Total stockholders’ equity	373,694	271,370	3,993,158	1,671,052	(5,935,580)	373,694

Total liabilities and stockholders’ equity	$1,010,233	$2,891,114	$4,098,157	$2,343,641	$(7,735,843)	$2,607,302

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2017

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,640,274	$425,383	$—	$2,065,657
Cash and cash equivalents—unrestricted	38	759	36	56,724	—	57,557
Cash and cash equivalents—restricted	—	—	—	21,153	—	21,153
Notes receivable	—	—	—	111,423	—	111,423
Investment in Gaylord Rockies joint venture	—	—	—	88,685	—	88,685
Trade receivables, less allowance	—	—	—	57,520	—	57,520
Deferred income tax assets, net	—	—	(301)	50,418	—	50,117
Prepaid expenses and other assets	—	—	5	72,111	—	72,116
Intercompany receivables, net	—	—	1,717,157	—	(1,717,157)	—
Investments	1,006,461	2,890,032	651,006	1,364,814	(5,912,313)	—

Total assets	$1,006,499	$2,890,791	$4,008,177	$2,248,231	$(7,629,470)	$2,524,228

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,590,753	$—	$639	$—	$1,591,392
Accounts payable and accrued liabilities	150	11,180	15,795	152,524	—	179,649
Dividends payable	42,129	—	—	—	—	42,129
Deferred management rights proceeds	—	—	—	177,057	—	177,057
Other liabilities	—	—	95,078	60,767	—	155,845
Intercompany payables, net	586,064	895,408	—	235,685	(1,717,157)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	512	1	1	2,387	(2,389)	512
Additional paid-in-capital	896,759	671,875	2,835,468	2,073,818	(5,581,161)	896,759
Treasury stock	(13,253)	—	—	—	—	(13,253)
Accumulated deficit	(479,170)	(278,426)	1,061,835	(427,954)	(355,455)	(479,170)
Accumulated other comprehensive loss	(26,692)	—	—	(26,692)	26,692	(26,692)

Total stockholders’ equity	378,156	393,450	3,897,304	1,621,559	(5,912,313)	378,156

Total liabilities and stockholders’ equity	$1,006,499	$2,890,791	$4,008,177	$2,248,231	$(7,629,470)	$2,524,228

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2018

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$121,745	$—	$121,745
Food and beverage	—	—	—	141,053	—	141,053
Other hotel revenue	—	—	76,773	33,376	(81,191)	28,958
Entertainment	—	—	—	42,178		42,178

Total revenues	—	—	76,773	338,352	(81,191)	333,934
Operating expenses:
Rooms	—	—	—	30,059	—	30,059
Food and beverage	—	—	—	72,394	—	72,394
Other hotel expenses	—	—	11,050	142,341	(76,658)	76,733
Management fees, net	—	—	—	8,635	—	8,635

Total hotel operating expenses	—	—	11,050	253,429	(76,658)	187,821
Entertainment	—	—	—	30,254	—	30,254
Corporate	62	364	2	7,212	—	7,640
Preopening costs	—	—	—	1,525	—	1,525
Corporate overhead allocation	2,495	—	2,038	—	(4,533)	—
Depreciation and amortization	—	—	15,305	14,690	—	29,995

Total operating expenses	2,557	364	28,395	307,110	(81,191)	257,235

Operating income (loss)	(2,557)	(364)	48,378	31,242	—	76,699

Interest expense	—	(19,618)	—	(7)	—	(19,625)
Interest income	—	—	—	2,766	—	2,766
Income from joint ventures	—	—	—	1,346	—	1,346
Other gains and (losses), net	—	—	—	36	—	36

Income (loss) before income taxes	(2,557)	(19,982)	48,378	35,383	—	61,222
Provision for income taxes	—	—	(449)	(5,227)	—	(5,676)
Equity in subsidiaries’ earnings, net	58,103	—	—	—	(58,103)	—

Net income (loss)	$55,546	$(19,982)	$47,929	$30,156	$(58,103)	$55,546

Comprehensive income (loss)	$55,630	$(19,982)	$47,929	$30,240	$(58,187)	$55,630

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2017

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$110,674	$—	$110,674
Food and beverage	—	—	—	128,441	—	128,441
Other hotel revenue	—	—	78,827	28,144	(82,713)	24,258
Entertainment	—	—	—	35,405	—	35,405

Total revenues	—	—	78,827	302,664	(82,713)	298,778
Operating expenses:
Rooms	—	—	—	28,359	—	28,359
Food and beverage	—	—	—	68,285	—	68,285
Other hotel expenses	—	—	10,409	141,847	(78,720)	73,536
Management fees, net	—	—	—	6,178	—	6,178

Total hotel operating expenses	—	—	10,409	244,669	(78,720)	176,358
Entertainment	—	—	—	22,134	1	22,135
Corporate	45	396	1	7,026	—	7,468
Preopening costs	—	—	—	494	—	494
Corporate overhead allocation	2,233	—	1,761	—	(3,994)	—
Depreciation and amortization	—	—	14,877	12,802	—	27,679

Total operating expenses	2,278	396	27,048	287,125	(82,713)	234,134

Operating income (loss)	(2,278)	(396)	51,779	15,539	—	64,644

Interest expense	—	(17,149)	—	(6)	—	(17,155)
Interest income	—	—	—	2,969	—	2,969
Loss from joint ventures	—	—	—	(943)	—	(943)
Other gains and (losses), net	—	—	—	(1,324)	—	(1,324)

Income (loss) before income taxes	(2,278)	(17,545)	51,779	16,235	—	48,191
Provision for income taxes	—	—	(55)	(844)	—	(899)
Equity in subsidiaries’ earnings, net	49,570	—	—	—	(49,570)	—

Net income (loss)	$47,292	$(17,545)	$51,724	$15,391	$(49,570)	$47,292

Comprehensive income (loss)	$47,326	$(17,545)	$51,724	$15,425	$(49,604)	$47,326

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2018

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$229,309	$—	$229,309
Food and beverage	—	—	—	273,992	—	273,992
Other hotel revenue	—	—	153,016	62,614	(162,064)	53,566
Entertainment	—	—	—	65,461	(24)	65,437

Total revenues	—	—	153,016	631,376	(162,088)	622,304
Operating expenses:
Rooms	—	—	—	58,987	—	58,987
Food and beverage	—	—	—	144,372	—	144,372
Other hotel expenses	—	—	22,877	282,528	(152,790)	152,615
Management fees, net	—	—	—	15,765	—	15,765

Total hotel operating expenses	—	—	22,877	501,652	(152,790)	371,739
Entertainment	—	—	—	49,644	(24)	49,620
Corporate	125	725	2	15,117	—	15,969
Preopening costs	—	—	—	3,672	—	3,672
Corporate overhead allocation	5,110	—	4,164	—	(9,274)	—
Depreciation and amortization	—	—	30,035	28,626	—	58,661

Total operating expenses	5,235	725	57,078	598,711	(162,088)	499,661

Operating income (loss)	(5,235)	(725)	95,938	32,665	—	122,643

Interest expense	—	(36,341)	—	(13)	—	(36,354)
Interest income	—	—	—	5,519	—	5,519
Loss from joint ventures	—	—	—	(1,242)	—	(1,242)
Other gains and (losses), net	—	—	—	204	—	204

Income (loss) before income taxes	(5,235)	(37,066)	95,938	37,133	—	90,770
Provision for income taxes	—	—	(84)	(7,801)	—	(7,885)
Equity in subsidiaries’ earnings, net	88,120	—	—	—	(88,120)	—

Net income (loss)	$82,885	$(37,066)	$95,854	$29,332	$(88,120)	$82,885

Comprehensive income (loss)	$83,047	$(37,066)	$95,854	$29,494	$(88,282)	$83,047

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2017

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$214,043	$—	$214,043
Food and beverage	—	—	—	254,610	—	254,610
Other hotel revenue	—	—	158,321	56,577	(166,024)	48,874
Entertainment	—	—	—	57,317	(24)	57,293

Total revenues	—	—	158,321	582,547	(166,048)	574,820
Operating expenses:
Rooms	—	—	—	56,387	—	56,387
Food and beverage	—	—	—	137,442	—	137,442
Other hotel expenses	—	—	22,356	283,523	(158,105)	147,774
Management fees, net	—	—	—	11,709	—	11,709

Total hotel operating expenses	—	—	22,356	489,061	(158,105)	353,312
Entertainment	—	—	—	39,009	(23)	38,986
Corporate	90	802	2	13,983	—	14,877
Preopening costs	—	—	—	710	—	710
Corporate overhead allocation	4,429	—	3,491	—	(7,920)	—
Depreciation and amortization	—	—	29,684	25,632	—	55,316

Total operating expenses	4,519	802	55,533	568,395	(166,048)	463,201

Operating income (loss)	(4,519)	(802)	102,788	14,152	—	111,619

Interest expense	—	(33,006)	—	(13)	—	(33,019)
Interest income	—	—	—	5,917	—	5,917
Loss from joint ventures	—	—	—	(1,717)	—	(1,717)
Other gains and (losses), net	—	—	—	(1,396)	—	(1,396)

Income (loss) before income taxes	(4,519)	(33,808)	102,788	16,943	—	81,404
Provision for income taxes	—	—	(37)	(1,455)	—	(1,492)
Equity in subsidiaries’ earnings, net	84,431	—	—	—	(84,431)	—

Net income (loss)	$79,912	$(33,808)	$102,751	$15,488	$(84,431)	$79,912

Comprehensive income (loss)	$79,957	$(33,808)	$102,751	$15,533	$(84,476)	$79,957

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2018

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$88,925	$(78,374)	$39,783	$81,381	$—	$131,715

Purchases of property and equipment	—	—	(39,789)	(55,564)	—	(95,353)
Investment in other joint ventures	—	—	—	(2,199)	—	(2,199)
Purchase of remaining interest in Opry City Stage	—	—	—	(3,948)	—	(3,948)
Other investing activities	—	—	—	(4,687)	—	(4,687)

Net cash used in investing activities	—	—	(39,789)	(66,398)	—	(106,187)

Net borrowings under revolving credit facility	—	80,500	—	—	—	80,500
Repayments under term loan B	—	(1,250)	—	—	—	(1,250)
Deferred financing costs paid	—	(637)	—	—	—	(637)
Payment of dividends	(85,110)	—	—	—	—	(85,110)
Payment of tax withholdings for share-based compensation	(3,771)	—	—	—	—	(3,771)
Other financing activities	—	—	—	(10)	—	(10)

Net cash provided by (used in) financing activities	(88,881)	78,613	—	(10)	—	(10,278)

Net change in cash, cash equivalents, and restricted cash	44	239	(6)	14,973	—	15,250
Cash, cash equivalents, and restricted cash, beginning of period	38	759	36	77,877	—	78,710

Cash, cash equivalents, and restricted cash, end of period	$82	$998	$30	$92,850	$—	$93,960

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2017

(in thousands)	Parent Guarantor	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$83,581	$(55,377)	$35,875	$49,829	$—	$113,908

Purchases of property and equipment	—	—	(35,871)	(43,601)	—	(79,472)
Investment in Gaylord Rockies joint venture	—	—	—	(16,309)	—	(16,309)
Investment in other joint ventures	—	—	—	(1,969)	—	(1,969)
Other investing activities	—	—	—	(3,654)	—	(3,654)

Net cash used in investing activities	—	—	(35,871)	(65,533)	—	(101,404)

Net repayments under revolving credit facility	—	(241,900)	—	—	—	(241,900)
Borrowings under term loan A	—	200,000	—	—	—	200,000
Borrowings under term loan B	—	500,000	—	—	—	500,000
Repayments under term loan B	—	(391,250)	—	—	—	(391,250)
Deferred financing costs paid	—	(12,220)	—	—	—	(12,220)
Payment of dividends	(79,788)	—	—	—	—	(79,788)
Payment of tax withholdings for share-based compensation	(3,769)	—	—	—	—	(3,769)
Other financing activities	28	—	—	(10)	—	18

Net cash provided by (used in) financing activities	(83,529)	54,630	—	(10)	—	(28,909)

Net change in cash, cash equivalents, and restricted cash	52	(747)	4	(15,714)	—	(16,405)
Cash, cash equivalents, and restricted cash, beginning of period	28	1,234	23	79,905	—	81,190

Cash, cash equivalents, and restricted cash, end of period	$80	$487	$27	$64,191	$—	$64,785

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 8,114 rooms that are managed by Marriott under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned hotel assets managed by Marriott include the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National. We also own a 35% interest in a joint venture that is developing and owns the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which is scheduled to open in late 2018 and will be managed by Marriott.

We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces, with a flagship location in Nashville that opened in May 2018; Opry City Stage, a four-level entertainment complex in Times Square that opened in December 2017 under a joint venture agreement and of which we acquired the remaining 50% joint venture interest in the second quarter of 2018; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links, the Wildhorse Saloon, and the General Jackson Showboat.

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

Dividend Policy

Pursuant to our current dividend policy, we plan to continue to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. On February 27, 2018, our board of directors declared our first quarter 2018 cash dividend in the amount of $0.85 per share of common stock, or an aggregate of approximately $43.6 million in cash, which was paid on April 16, 2018 to stockholders of record as of the close of business on March 30, 2018. On June 18, 2018, our board of directors declared our second quarter 2018 cash dividend in the amount of $0.85 per share of common stock, or an aggregate of approximately $43.6 million in cash, which was paid on July 16, 2018 to stockholders of record as of the close of business on June 29, 2018.We currently plan to pay a quarterly cash dividend of $0.85 per share of common stock in October 2018 and January 2019. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

Our Strategic Plan

Our goal is to become the nation’s premier hospitality REIT for group-oriented meeting hotel assets in urban and resort markets.

Existing Hotel Property Design. Our Gaylord Hotels properties focus on the large group meetings market in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. This strategy creates a better experience for both meeting planners and guests, and has led to our current Gaylord Hotels properties claiming a place among the leading convention hotels in the country.

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

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in Opry City Stage, a four-level entertainment complex in Times Square, as well as a Company-owned, Blake Shelton-themed four-level bar, music venue and event space in Nashville named after the Shelton hit “Ole Red.” We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland, the AC Hotel, and our investment in the Gaylord Rockies joint venture.

•	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Opry City Stage, and our other Nashville-based attractions.

•	Corporate and Other, consisting of our corporate expenses.

For the three months and six months ended June 30, 2018 and 2017, our total revenues were divided among these business segments as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2018	2017	2018	2017
Hospitality	87%	88%	89%	90%
Entertainment	13%	12%	11%	10%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and six months ended June 30, 2018 and 2017. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

		Unaudited				Unaudited
	Three Months Ended June 30,				Six Months Ended June 30,
	2018	%	2017	%	2018	%	2017	%
Income Statement Data:
REVENUES:
Rooms	$121,745	36.5%	$110,674	37.0%	$229,309	36.8%	$214,043	37.2%
Food and beverage	141,053	42.2%	128,441	43.0%	273,992	44.0%	254,610	44.3%
Other hotel revenue	28,958	8.7%	24,258	8.1%	53,566	8.6%	48,874	8.5%
Entertainment	42,178	12.6%	35,405	11.8%	65,437	10.5%	57,293	10.0%

Total revenues	333,934	100.0%	298,778	100.0%	622,304	100.0%	574,820	100.0%

OPERATING EXPENSES:
Rooms	30,059	9.0%	28,359	9.5%	58,987	9.5%	56,387	9.8%
Food and beverage	72,394	21.7%	68,285	22.9%	144,372	23.2%	137,442	23.9%
Other hotel expenses	76,733	23.0%	73,536	24.6%	152,615	24.5%	147,774	25.7%
Hotel management fees, net	8,635	2.6%	6,178	2.1%	15,765	2.5%	11,709	2.0%
Entertainment	30,254	9.1%	22,135	7.4%	49,620	8.0%	38,986	6.8%
Corporate	7,640	2.3%	7,468	2.5%	15,969	2.6%	14,877	2.6%
Preopening costs	1,525	0.5%	494	0.2%	3,672	0.6%	710	0.1%
Depreciation and amortization:
Hospitality	27,233	8.2%	25,547	8.6%	53,433	8.6%	50,725	8.8%
Entertainment	2,315	0.7%	1,592	0.5%	4,272	0.7%	3,500	0.6%
Corporate and Other	447	0.1%	540	0.2%	956	0.2%	1,091	0.2%

Total depreciation and amortization	29,995	9.0%	27,679	9.3%	58,661	9.4%	55,316	9.6%

Total operating expenses	257,235	77.0%	234,134	78.4%	499,661	80.3%	463,201	80.6%

OPERATING INCOME:
Hospitality	76,702	26.3%	61,468	23.3%	131,695	23.6%	113,490	21.9%
Entertainment	9,609	22.8%	11,678	33.0%	11,545	17.6%	14,807	25.8%
Corporate and Other	(8,087)	(A )	(8,008)	(A )	(16,925)	(A )	(15,968)	(A )
Preopening costs	(1,525)	(A )	(494)	(A )	(3,672)	(A )	(710)	(A )

Total operating income	76,699	23.0%	64,644	21.6%	122,643	19.7%	111,619	19.4%
Interest expense	(19,625)	(A )	(17,155)	(A )	(36,354)	(A )	(33,019)	(A )
Interest income	2,766	(A )	2,969	(A )	5,519	(A )	5,917	(A )
Income (loss) from joint ventures	1,346	(A )	(943)	(A )	(1,242)	(A )	(1,717)	(A )
Other gains and (losses), net	36	(A )	(1,324)	(A )	204	(A )	(1,396)	(A )
Provision for income taxes	(5,676)	(A )	(899)	(A )	(7,885)	(A )	(1,492)	(A )

Net income	$55,546	(A )	$47,292	(A )	$82,885	(A )	$79,912	(A )

(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months and six months ended June 30, 2018 and 2017 (in thousands, except percentages and per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Total revenues	$333,934	$298,778	11.8%	$622,304	$574,820	8.3%
Total operating expenses	257,235	234,134	9.9%	499,661	463,201	7.9%
Operating income	76,699	64,644	18.6%	122,643	111,619	9.9%
Net income	55,546	47,292	17.5%	82,885	79,912	3.7%
Net income per share - fully diluted	1.08	0.92	17.4%	1.61	1.56	3.2%

Total Revenues

The increase in our total revenues for the three months ended June 30, 2018, as compared to the same period in 2017, is attributable to increases in our Hospitality segment and Entertainment segment of $28.4 million and $6.8 million, respectively, each as discussed more fully below. The increase in our total revenues for the six months ended June 30, 2018, as compared to the same period in 2017, is attributable to increases in our Hospitality segment and Entertainment segment of $39.3 million and $8.1 million, respectively, each as discussed more fully below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended June 30, 2018, as compared to the same period in 2017, is primarily the result of increases in our Hospitality segment and Entertainment segment expenses of $11.5 million and $8.1 million, respectively, as well as an increase in depreciation and amortization expenses of $2.3 million, each as discussed more fully below. The increase in our total operating expenses for the six months ended June 30, 2018, as compared to the same period in 2017, is primarily the result of increases in our Hospitality segment and Entertainment segment expenses of $18.4 million and $10.6 million, respectively, as well as increases in depreciation and amortization expenses and preopening expenses of $3.3 million and $3.0 million, respectively, each as discussed more fully below.

Net Income

The increase in our net income to $55.5 million for the three months ended June 30, 2018, as compared to $47.3 million for the same period in 2017, was due to the changes in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $4.8 million increase in the provision for income taxes in the 2018 period.

•	A $2.5 million increase in interest expense for the 2018 period.

•	Income from joint ventures of $1.3 million in the 2018 period, compared to a loss from joint ventures of $0.9 million in the 2017 period.

The increase in our net income to $82.9 million for the six months ended June 30, 2018, as compared to $79.9 million for the same period in 2017, was due to the changes in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $6.4 million increase in the provision for income taxes in the 2018 period.

•	A $3.3 million increase in interest expense for the 2018 period.

Factors and Trends Contributing to Performance

The most important factors and trends contributing to our performance during the three months and six months ended June 30, 2018 described herein were:

•

Increased occupancy (an increase of 8.6 and 6.3 points of occupancy, respectively), ADR (an increase of 7.5% and 7.4%, respectively) and outside-the-room spending (an increase of 16.8% and 12.6%, respectively) at Gaylord Opryland during the 2018 periods, as compared to the 2017 periods, each primarily due to increases in group business partially attributable to a prior year rooms renovation project. The increase in ADR was also influenced by an increase in transient rates.

•

Increased ADR (an increase of 2.1% and 2.7%, respectively) and outside-the-room spending (an increase of 10.0% and 7.3%, respectively) at Gaylord Texan during the 2018 periods, as compared to the 2017 periods, each primarily due to increases in group business partially attributable to the recent rooms and meeting space expansion.

•

Increased ADR (an increase of 3.6% and 2.7%, respectively) at Gaylord Palms during the 2018 periods, as compared to the 2017 periods, due primarily to an increase in transient business, as well an increase in outside-the-room spending (an increase of 4.4% and 6.3%, respectively), due primarily to an increase in catering.

•

Increased ADR (an increase of 5.9% and 1.6%, respectively) and outside-the-room spending (an increase of 11.7% and 4.7%, respectively) at Gaylord National during the 2018 periods, as compared to the 2017 periods, each primarily due to increases in group business.

•

Increased revenue for our Entertainment segment during the 2018 periods, as compared to the 2017 periods (an increase of 19.1% and 14.2%, respectively), due primarily to the opening of our flagship Ole Red location in Nashville in May 2018.

•	Increased Net Definite Group Room Nights Booked during the 2018 periods, as compared to the 2017 periods (an increase of 62.0% and 21.3%, respectively).

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and six months ended June 30, 2018 and 2017 (in thousands, except percentages and performance metrics):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Revenues:
Rooms	$121,745	$110,674	10.0%	$229,309	$214,043	7.1%
Food and beverage	141,053	128,441	9.8%	273,992	254,610	7.6%
Other hotel revenue	28,958	24,258	19.4%	53,566	48,874	9.6%

Total hospitality revenue	291,756	263,373	10.8%	556,867	517,527	7.6%
Hospitality operating expenses:
Rooms	30,059	28,359	6.0%	58,987	56,387	4.6%
Food and beverage	72,394	68,285	6.0%	144,372	137,442	5.0%
Other hotel expenses	76,733	73,536	4.3%	152,615	147,774	3.3%
Management fees, net	8,635	6,178	39.8%	15,765	11,709	34.6%
Depreciation and amortization	27,233	25,547	6.6%	53,433	50,725	5.3%

Total Hospitality operating expenses	215,054	201,905	6.5%	425,172	404,037	5.2%

Hospitality operating income (1)	$76,702	$61,468	24.8%	$131,695	$113,490	16.0%

Hospitality performance metrics:
Occupancy	79.0%	76.7%	3.0%	76.4%	74.7%	2.3%
ADR	$200.16	$191.00	4.8%	$197.72	$190.68	3.7%
RevPAR (2)	$158.13	$146.42	8.0%	$151.11	$142.37	6.1%
Total RevPAR (3)	$378.94	$348.45	8.8%	$366.97	$344.24	6.6%
Net Definite Group Room Nights Booked	500,653	309,065	62.0%	845,293	696,789	21.3%

(1)

Hospitality segment operating income does not include preopening costs of $0.6 million and $0.2 million in the three months ended June 30, 2018 and 2017, respectively, and $2.0 million and $0.2 million in the six months ended June 30, 2018 and 2017, respectively. See discussion of preopening costs below.

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

The increase in total Hospitality segment revenue in the three months ended June 30, 2018, as compared to the same period in 2017, is primarily due to increases of $14.7 million, $5.8 million, $5.7 million and $2.1 million at Gaylord Opryland, Gaylord Texan, Gaylord National and Gaylord Palms, respectively. The increase in total Hospitality segment revenue in the six months ended June 30, 2018, as compared to the same period in 2017, is primarily due to increases of $22.4 million, $7.5 million, $5.8 million and $4.0 million at Gaylord Opryland, Gaylord Texan, Gaylord Palms and Gaylord National, respectively. See below for further discussion.

Total Hospitality segment revenues in the three months and six months ended June 30, 2018 include $3.9 million and $5.1 million, respectively, in attrition and cancellation fee collections, an increase of $2.4 million and $0.8 million, respectively, from the 2017 periods.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Group	75%	75%	77%	77%
Transient	25%	25%	23%	23%

Rooms operating expenses increased in the three months and six months ended June 30, 2018, as compared to the same periods in 2017, due primarily to increases at Gaylord Opryland and Gaylord National, as described below.

Food and beverage operating expenses increased in the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to increases at Gaylord National and Gaylord Opryland, as described below. Food and beverage operating expenses increased in the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to increases at Gaylord Opryland, Gaylord National and Gaylord Texan, as described below.

Other hotel expenses for the three months and six months ended June 30, 2018 and 2017 consist of the following (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Administrative employment costs	$27,963	$26,542	5.4%	$56,395	$53,905	4.6%
Utilities	6,915	6,968	-0.8%	13,173	13,328	-1.2%
Property taxes	8,369	7,643	9.5%	16,670	16,806	-0.8%
Other	33,486	32,383	3.4%	66,377	63,735	4.1%

Total other hotel expenses	$76,733	$73,536	4.3%	$152,615	$147,774	3.3%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months and six months ended June 30, 2018, as compared to the same periods in 2017. The three-month 2018 increase is primarily due to increases at Gaylord Texan and Gaylord Opryland, and the six-month 2018 increase is primarily due to increases at Gaylord Texan and Gaylord National. Utility costs decreased slightly during the three months and six months ended June 30, 2018, as compared to the same periods in 2017. Property taxes increased during the three months ended June 30, 2018, as compared to the 2017 period, primarily due to an increase at Gaylord Opryland due to the prior year period including an accrual reduction for a decreased tax rate and an increase at Gaylord Texan related to the property’s recent expansion. Property taxes decreased slightly during the six months ended June 30, 2018, as compared to the same period in 2017, as the increase at Gaylord Texan was offset by a decrease at Gaylord National due to prior period tax settlements. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, primarily as a result of various increases at Gaylord Opryland, Gaylord National and Gaylord Palms, partially offset by various decreases at Gaylord Texan.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. In the three months ended June 30, 2018 and 2017, we incurred $5.9 million and $5.4 million, respectively, and in the six months ended June 30, 2018 and 2017, we incurred $11.2 million and $10.5 million, respectively, related to base management fees for our Hospitality segment. In the three months ended June 30, 2018 and 2017, we also incurred $3.5 million and $1.6 million, respectively, and in the six months ended June 30, 2018 and 2017, we incurred $6.0 million and $2.8 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the $190.0 million in deferred management rights proceeds discussed in Note 8 to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three months and six months ended June 30, 2018, as compared to the same periods in 2017, primarily due to increases at Gaylord Texan and Gaylord Opryland, as described below.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and six months ended June 30, 2018 and 2017.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and six months ended June 30, 2018 and 2017 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Revenues:
Rooms	$41,406	$34,447	20.2%	$77,164	$65,947	17.0%
Food and beverage	43,155	36,916	16.9%	81,151	71,672	13.2%
Other hotel revenue	10,354	8,897	16.4%	19,345	17,603	9.9%

Total revenue	94,915	80,260	18.3%	177,660	155,222	14.5%
Operating expenses:
Rooms	9,288	8,299	11.9%	17,971	16,246	10.6%
Food and beverage	20,647	18,711	10.3%	40,885	37,289	9.6%
Other hotel expenses	23,878	22,103	8.0%	46,464	45,160	2.9%
Management fees, net	3,304	2,144	54.1%	5,990	3,950	51.6%
Depreciation and amortization	8,859	8,373	5.8%	17,537	16,470	6.5%

Total operating expenses	65,976	59,630	10.6%	128,847	119,115	8.2%
Performance metrics:
Occupancy	81.4%	72.8%	11.8%	76.9%	70.6%	8.9%
ADR	$193.54	$180.11	7.5%	$192.07	$178.76	7.4%
RevPAR	$157.55	$131.07	20.2%	$147.62	$126.16	17.0%
Total RevPAR	$361.16	$305.40	18.3%	$339.87	$296.95	14.5%

Rooms revenue and RevPAR increased at Gaylord Opryland during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, as the result of increases in occupancy and ADR, due to increases in both group and transient room nights and rates. Rooms revenue and RevPAR were negatively impacted during the 2017 periods by a rooms renovation project, which resulted in approximately 18,800 and 37,050 room nights out of service, respectively. The rooms renovation project was completed in September 2017. Rooms expenses increased during the 2018 periods, as compared to the 2017 periods, primarily due to increased variable costs associated with the increase in occupancy.

The increase in food and beverage revenue at Gaylord Opryland during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, was primarily due to increased catering revenue associated with the increased group business. Food and beverage expenses increased in the 2018 periods, as compared to the 2017 periods, due to increased variable costs associated with the increase in revenue, partially offset by improved food, beverage, and labor margins.

Other hotel revenue increased at Gaylord Opryland during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, primarily due to an increase in ancillary revenue, such as parking and resort fees associated with the increase in occupancy, as well as an increase in attrition and cancellation fee collections. Other hotel expenses increased in the 2018 periods, as compared to the 2017 periods, primarily due to increased sales and marketing expenses.

Depreciation and amortization increased at Gaylord Opryland during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, primarily as a result of recent rooms renovation projects that resulted in increased depreciable asset levels.

Gaylord Palms Results. The results of Gaylord Palms for the three months and six months ended June 30, 2018 and 2017 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Revenues:
Rooms	$19,587	$18,801	4.2%	$41,691	$39,859	4.6%
Food and beverage	25,383	24,808	2.3%	55,649	53,305	4.4%
Other hotel revenue	5,304	4,575	15.9%	10,830	9,217	17.5%

Total revenue	50,274	48,184	4.3%	108,170	102,381	5.7%
Operating expenses:
Rooms	4,354	4,113	5.9%	8,561	8,620	-0.7%
Food and beverage	13,180	13,000	1.4%	27,451	27,258	0.7%
Other hotel expenses	16,064	15,767	1.9%	32,910	32,062	2.6%
Management fees, net	1,501	1,158	29.6%	3,036	2,387	27.2%
Depreciation and amortization	4,799	4,759	0.8%	9,588	9,554	0.4%

Total operating expenses	39,898	38,797	2.8%	81,546	79,881	2.1%
Performance metrics:
Occupancy	80.8%	80.3%	0.6%	81.5%	80.1%	1.7%
ADR	$188.15	$181.68	3.6%	$199.48	$194.21	2.7%
RevPAR	$152.01	$145.91	4.2%	$162.67	$155.52	4.6%
Total RevPAR	$390.16	$373.94	4.3%	$422.05	$399.47	5.7%

Rooms revenue and RevPAR increased at Gaylord Palms during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, due to an increase in both occupancy and ADR for transient business. Rooms expenses increased during the three-month 2018 period and decreased during the six-month 2018 period, as compared to the 2017 periods, as the increase in variable costs associated with the increase in occupancy was offset by decreased commission costs and improved labor margins during the six-month 2018 period.

Food and beverage revenue increased at Gaylord Palms during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, due primarily to increased catering revenue. Food and beverage expenses increased slightly in the 2018 periods, as compared to the 2017 periods, as the increase in variable costs associated with the increase in revenue was partially offset by improved labor margins and decreased food costs.

Other hotel revenue at Gaylord Palms increased during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, primarily due to an increase in attrition and cancellation fee collections, as well as an increase in ancillary revenue, such as parking and resort fees associated with the increase in occupancy. The six-month 2018 period increase was also impacted by increased holiday programming revenue that continued into January 2018. Other hotel expenses increased slightly in the three-month 2018 period, as compared to the 2017 period, and increased during the six-month 2018 period, as compared to the 2017 period, primarily as a result of expenses associated with the holiday programming that continued into January 2018.

Depreciation and amortization were stable at Gaylord Palms during the three months and six months ended June 30, 2018, as compared to the same periods in 2017.

Gaylord Texan Results. The results of Gaylord Texan for the three months and six months ended June 30, 2018 and 2017 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Revenues:
Rooms	$21,552	$19,067	13.0%	$41,832	$39,504	5.9%
Food and beverage	30,403	29,047	4.7%	63,572	59,613	6.6%
Other hotel revenue	6,656	4,658	42.9%	11,564	10,400	11.2%

Total revenue	58,611	52,772	11.1%	116,968	109,517	6.8%
Operating expenses:
Rooms	4,425	4,182	5.8%	8,923	8,580	4.0%
Food and beverage	15,052	14,701	2.4%	31,302	30,010	4.3%
Other hotel expenses	15,562	14,874	4.6%	30,858	29,673	4.0%
Management fees, net	2,074	1,244	66.7%	3,773	2,483	52.0%
Depreciation and amortization	6,001	5,140	16.8%	11,168	10,250	9.0%

Total operating expenses	43,114	40,141	7.4%	86,024	80,996	6.2%
Performance metrics:
Occupancy	73.0%	72.7%	0.4%	74.6%	76.1%	-2.0%
ADR	$194.82	$190.73	2.1%	$194.87	$189.76	2.7%
RevPAR	$142.18	$138.66	2.5%	$145.47	$144.44	0.7%
Total RevPAR	$386.67	$383.79	0.8%	$406.75	$400.44	1.6%

Rooms revenue and RevPAR increased at Gaylord Texan during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, due primarily to an increase in ADR for both groups and transient business. The 2018 periods were also positively impacted by additional room availability from the recently completed rooms expansion. Rooms expenses increased during the 2018 periods, as compared to the 2017 periods, primarily due an increase in group commissions.

Food and beverage revenue increased at Gaylord Texan during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, due to an increase in catering revenue. Food and beverage expenses increased in the 2018 periods, as compared to the 2017 periods, primarily due to the increase in variable costs associated with the increase in revenue, partially offset by decreased food costs.

Other hotel revenue at Gaylord Texan increased during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, primarily as a result of an increase in attrition and cancellation fee collections. Other hotel expenses increased in the 2018 periods, as compared to the 2017 periods, due primarily to increased property tax and marketing expenses associated with the recent rooms and meeting space expansion.

Depreciation and amortization increased at Gaylord Texan during the three months and six months ended June 30, 2018, as compared to the 2017 periods, primarily as a result of the recent rooms and meeting space expansion that resulted in increased depreciable asset levels.

Gaylord National Results. The results of Gaylord National for the three months and six months ended June 30, 2018 and 2017 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Revenues:
Rooms	$32,415	$31,680	2.3%	$57,608	$57,356	0.4%
Food and beverage	40,746	36,281	12.3%	71,171	67,599	5.3%
Other hotel revenue	6,526	6,034	8.2%	11,664	11,497	1.5%

Total revenue	79,687	73,995	7.7%	140,443	136,452	2.9%
Operating expenses:
Rooms	10,468	10,309	1.5%	20,676	20,181	2.5%
Food and beverage	22,468	20,896	7.5%	42,810	41,073	4.2%
Other hotel expenses	18,970	18,597	2.0%	37,992	36,696	3.5%
Management fees, net	1,368	1,255	9.0%	2,363	2,284	3.5%
Depreciation and amortization	6,884	6,613	4.1%	13,756	13,129	4.8%

Total operating expenses	60,158	57,670	4.3%	117,597	113,363	3.7%
Performance metrics:
Occupancy	78.6%	81.3%	-3.3%	74.7%	75.5%	-1.1%
ADR	$227.17	$214.42	5.9%	$213.54	$210.19	1.6%
RevPAR	$178.46	$174.41	2.3%	$159.46	$158.76	0.4%
Total RevPAR	$438.72	$407.38	7.7%	$388.74	$377.69	2.9%

Rooms revenue and RevPAR increased at Gaylord National during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, due primarily to an increase in ADR for group business. Rooms expenses increased at Gaylord National during the 2018 periods, as compared to the 2017 periods, primarily due to increased labor costs.

Food and beverage revenue increased at Gaylord National during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, primarily as a result of an increase in banquets. Food and beverage expenses increased in the 2018 periods, as compared to the 2017 periods, as a result of increased variable costs associated with the increase in revenue.

Other hotel revenue increased during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, primarily due to an increase in attrition and cancellation fee collections. Other hotel expenses increased in the 2018 periods, as compared to the 2017 periods, due to an increase in sales and marketing expenses, partially offset by a decrease in property taxes due to prior period tax settlements.

Depreciation and amortization at Gaylord National increased during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, primarily due to the completion of a new riverfront ballroom in 2017, and the resulting increase in depreciable asset levels.

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months and six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Revenues	$42,178	$35,405	19.1%	$65,437	$57,293	14.2%
Operating expenses	30,254	22,135	36.7%	49,620	38,986	27.3%
Depreciation and amortization	2,315	1,592	45.4%	4,272	3,500	22.1%

Operating income (1)	$9,609	$11,678	-17.7%	$11,545	$14,807	-22.0%

(1)

Entertainment segment operating income does not include preopening costs of $1.0 million and $0.3 million in the three months ended June 30, 2018 and 2017, respectively, and $1.6 million and $0.5 million in the six months ended June 30, 2018 and 2017, respectively. See discussion of preopening costs below.

Entertainment segment revenue increased during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, primarily due to the opening of our flagship Ole Red location in Nashville in May 2018.

Entertainment operating expenses increased during the three months and six months ended June 30, 2018, as compared to the same periods in 2017, primarily as a result of increased compensation and consulting costs, as well as increased variable costs associated with the increase in revenue.

Entertainment depreciation expense increased in the three months and six months ended June 30, 2018, as compared to the same periods in 2017, primarily as a result of the opening of Ole Red Nashville that resulted in increased depreciable asset levels.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Operating expenses	$7,640	$7,468	2.3%	$15,969	$14,877	7.3%
Depreciation and amortization	447	540	-17.2%	956	1,091	-12.4%

Operating loss	$(8,087)	$(8,008)	1.0%	$(16,925)	$(15,968)	6.0%

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, increased in the three months and six months ended June 30, 2018, as compared to the same periods in 2017, primarily due to increased administrative and employment costs associated with supporting our growth initiatives within our Hospitality and Entertainment segments.

Corporate and Other depreciation and amortization expense decreased in the three months and six months ended June 30, 2018, as compared with the same periods in 2017.

Operating Results – Preopening Costs

Preopening costs of $1.5 million and $3.7 million during the three months and six months ended June 30, 2018 primarily include costs associated with an expansion of the guest rooms and convention space at Gaylord Texan, which opened in the second quarter of 2018, and costs associated with Ole Red Nashville, which opened in May 2018. Preopening costs of $0.5 million and $0.7 million during the three months and six months ended June 30, 2017, respectively, include costs associated with a riverfront ballroom at Gaylord National, which opened in the second quarter of 2017, and costs associated with our various Entertainment segment projects.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Interest expense	$(19,625)	$(17,155)	-14.4%	$(36,354)	$(33,019)	-10.1%
Interest income	2,766	2,969	-6.8%	5,519	5,917	-6.7%
Income (loss) from joint ventures	1,346	(943)	242.7%	(1,242)	(1,717)	27.7%
Other gains and (losses), net	36	(1,324)	102.7%	204	(1,396)	114.6%
Provision for income taxes	(5,676)	(899)	-531.4%	(7,885)	(1,492)	-428.5%

Interest Expense

Interest expense increased $2.5 million during the three months and increased $3.3 million in the six months ended June 30, 2018, as compared to the same periods in 2017, due primarily to increased interest incurred in connection with our term loan A and increased borrowings under our term loan B, which were both refinanced in May 2017, and an increase of $1.0 million in interest expense related to the write-off of deferred financing costs associated with our refinancing in each of the 2018 and 2017 periods. These increases were partially offset by increased capitalized interest in the current periods.

Cash interest expense increased $2.8 million to $19.2 million in the three months and increased $4.8 million to $37.1 million in the six months ended June 30, 2018, as compared to the same periods in 2017. Non-cash interest expense, which includes amortization of deferred financing costs and the write-off of deferred financing costs, offset by capitalized interest, decreased $0.3 million to $0.4 million in the three months and decreased $1.5 million to $(0.7) million in the six months ended June 30, 2018, as compared to the same periods in 2017.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs and capitalized interest, was 4.8% and 4.4% for the three months ended June 30, 2018 and 2017, respectively, and 4.7% and 4.4% for the six months ended June 30, 2018 and 2017, respectively.

Interest Income

Interest income for the three months and six months ended June 30, 2018 and 2017 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6 to the accompanying condensed consolidated financial statements for additional discussion of interest income on these bonds.

Income (Loss) from Joint Ventures

The income (loss) from joint ventures for the three months and six months ended June 30, 2018 and 2017 primarily represents preopening expenses incurred by our Gaylord Rockies joint venture, which is anticipated to open in late 2018, as well as pre-opening expenses in the 2017 period, and losses incurred in the 2018 period, by our Opry City Stage joint venture in Times Square in New York City, which opened in December 2017. We acquired the remaining 50% joint venture interest in Opry City Stage in the second quarter of 2018. In addition, the 2018 periods included a gain of $2.8 million recognized from the re-measurement of the pre-existing Opry City Stage equity method investment prior to consolidation. We expect the results of operations of Opry City Stage will negatively impact the Entertainment segment in the near term as we continue to make investments to appropriately position this offering.

Other Gains and (Losses), net

Other gains and (losses), net for the three months and six months ended June 30, 2018 represents various miscellaneous items. Other gains and (losses), net for the three months and six months ended June 30, 2017 primarily represents a loss on certain assets that were disposed of in our Entertainment and Corporate segments.

Provision for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended June 30, 2018 and 2017, we recorded an income tax provision of $5.7 million and $0.9 million, respectively. For the six months ended June 30, 2018 and 2017, we recorded an income tax provision of $7.9 million and $1.5 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction in both periods and the change in valuation allowance required at the TRSs for the 2017 periods.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted and included a reduction to the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. We have not fully completed our accounting for the income tax effects of the TCJA. As discussed in SEC Staff Accounting Bulletin No. 118, the accounting for the TCJA should be completed within one year from enactment. During the six months ended June 30, 2018, we have made no adjustments to the provisional amounts recorded at December 31, 2017. Any adjustments to the provisional amounts recorded at December 31, 2017 will be reflected upon the completion of our accounting for the TCJA.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the six months ended June 30, 2018, our net cash flows provided by operating activities were $131.7 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $157.3 million, partially offset by unfavorable changes in working capital of approximately $25.6 million. During the six months ended June 30, 2017, our net cash flows provided by operating activities were $113.9 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $141.8 million, partially offset by unfavorable changes in working capital of approximately $27.9 million. The unfavorable changes in working capital in both periods primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties, as well as a decrease in accounts payable and accrued liabilities primarily attributable to the payment of liabilities associated with our Christmas-related and incentive compensation programs.

Cash Flows From Investing Activities. During the six months ended June 30, 2018, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $95.4 million, and consisted primarily of construction of the new waterpark at Gaylord Opryland, the expansion of the guest rooms and convention space at Gaylord Texan, construction of Ole Red Nashville, and ongoing maintenance capital expenditures for our existing properties.

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

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and the payment of cash dividends. During the six months ended June 30, 2018, our net cash flows used in financing activities were approximately $10.3 million, primarily reflecting the payment of $85.1 million in cash dividends, partially offset by $79.3 million in net borrowings under our credit facility.

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

Liquidity

At June 30, 2018, we had $61.8 million in unrestricted cash and $446.1 million available for borrowing under our revolving credit facility. During the six months ended June 30, 2018, we net borrowed $79.3 million under our credit facility, incurred capital expenditures of $95.4 million and paid cash dividends of $85.1 million. These net outflows were offset by cash flows from operating activities discussed above, resulting in the increase in our cash balance from December 31, 2017 to June 30, 2018.

We currently plan to pay a quarterly cash dividend of $0.85 per share in October 2018 and January 2019, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2018 by spending between $85 million and $120 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities and the construction of a luxury indoor/outdoor waterpark at Gaylord Opryland.

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

At June 30, 2018, we were in compliance with all covenants related to our outstanding debt.

Principal Debt Agreements

Credit Facility. On May 11, 2017, we entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, which amended and restated the Company’s existing credit facility. In addition, on May 23, 2017, we entered into an Amendment No. 1 (the “Amendment No. 1”) and on June 26, 2018, we entered into an Amendment No. 2 (the “Amendment No. 2”) to the Credit Agreement among the same parties, as discussed below. As amended, our credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a $200.0 million senior secured term loan A (the “Term Loan A”), and a $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below.

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

In addition, each of the Revolver, Term Loan A and Term Loan B contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the Credit Agreement are as follows (and are unchanged from the previous credit agreement):

•	We must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter of not more than .65 to 1.0.

•

We must maintain a consolidated tangible net worth (as defined in the Credit Agreement) of not less than $175 million plus 75% of the proceeds received by us or any of our subsidiaries in connection with any equity issuance.

•	We must maintain a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.50 to 1.00.

•

We must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

$700 Million Revolving Credit Facility. Pursuant to Amendment No. 1, we extended the maturity of the Revolver to May 23, 2021, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.55% to 2.40%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At June 30, 2018, the interest rate on the Revolver was LIBOR plus 1.55%. Principal is payable in full at maturity. No additional amounts were borrowed under the Revolver at closing.

At June 30, 2018, $251.5 million of borrowings were outstanding under the Revolver, and the lending banks had issued $2.4 million of letters of credit under the Credit Agreement, which left $446.1 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”) and $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”), which we met at June 30, 2018).

$200 Million Term Loan A Facility. Amendment No. 1 also provides for the Term Loan A, which has a maturity date of May 23, 2022. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.50% to 2.35%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At June 30, 2018, the interest rate on the Term Loan A was LIBOR plus 1.50%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan A in full and proceeds were used to pay down a portion of the Revolver.

$500 Million Term Loan B Facility. In May 2017, as part of the Credit Agreement discussed above, we increased the capacity under our previous $400 million term loan B to $500 million. The Term Loan B has a maturity date of May 11, 2024 and, prior to June 26, 2018, borrowings bore interest at an annual rate equal to, at our option, either (i) LIBOR plus 2.25% or (ii) a base rate as set in the Credit Agreement. On June 26, 2018, we entered into Amendment No. 2 that reduces the applicable interest rate margins for borrowings under the Term Loan B to, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set in the Credit Agreement. At June 30, 2018, the interest rate on the Term Loan B was LIBOR plus 2.00%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. As a result of Amendment No. 2, the commencement date for any Excess Cash Flow payments has been extended to December 31, 2019. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing of Amendment No. 1, we drew down on the Term Loan B in full. Net proceeds, after the repayment of the original $400 million term loan B and certain transaction expenses payable at closing, were used to pay down a portion of the Revolver. Amendment No. 2 did not change the maturity dates existing under the Credit Agreement or result in any increase or decrease in outstanding borrowings.

As a result of the repricing of the Term Loan B in 2018, we wrote off $2.0 million of deferred financing costs during the three months and six months ended June 30, 2018, which is included in interest expense in the accompanying condensed consolidated statement of operations. At June 30, 2018, $495.0 million in borrowings were outstanding under the Term Loan B.

$350 Million 5% Senior Notes. In 2013, the Operating Partnership and Finco completed the private placement of $350.0 million in aggregate principal amount of senior notes due 2021, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $350 Million 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $350 Million 5% Senior Notes have a maturity date of April 15, 2021 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The $350

Million 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness and senior in right of payment to future subordinated indebtedness, if any. The $350 Million 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $350 Million 5% Senior Notes will be effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $350 Million 5% Senior Notes.

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

$400 Million 5% Senior Notes. In 2015, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of senior notes due 2023. The $400 Million 5% Senior Notes are general unsecured senior obligations of the Company’s issuing subsidiaries and are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $400 Million 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $400 Million 5% Senior Notes have a maturity date of April 15, 2023 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The $400 Million 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $350 Million 5% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 5% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 5% Senior Notes.

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

Off-Balance Sheet Arrangements

As described in Note 12 to our condensed consolidated financial statements included herein, we have invested in a joint venture that is building and owns Gaylord Rockies. In connection with this investment, we agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guaranty of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon Gaylord Rockies’ satisfaction of designated debt service coverage requirements following completion and opening of the hotel. We have also provided a completion guarantee under the construction loan capped at our pro rata share of all costs necessary to complete the project within the time specified in the senior loan documents. Further, we have agreed to a guaranty capped at our pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guaranties related to the construction loan, we agreed to provide a guaranty of the mezzanine debt related to the hotel including a payment guaranty capped at $8.75 million for which we are only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guaranties and liens. The guaranty related to the mezzanine debt also includes an uncapped completion guaranty and an uncapped guaranty of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guaranties related to the construction loan. As of June 30, 2018, we have not recorded any liability in the condensed consolidated balance sheet associated with these guarantees.

In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Credit Agreement had issued $2.4 million of letters of credit at June 30, 2018. Except as set forth in these paragraphs, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2018, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$1,696,500	$5,000	$611,500	$610,000	$470,000
Capital leases	628	21	44	48	515
Operating leases (2)	675,286	7,458	15,684	16,528	635,616
Construction commitments (3)	31,031	31,031	—	—	—

Total contractual obligations	$2,403,445	$43,510	$627,228	$626,576	$1,106,131

(1)

Long-term debt commitments do not include approximately $317.6 million in interest payments projected to be due in future years (less than 1 year – $74.3 million; 1-3 years – $143.3 million; 3-5 years – $81.1 million; more than 5 years – $18.9 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at June 30, 2018 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the interest we paid during the fiscal years 2017, 2016 and 2015.

(2)

Total operating lease commitments of $675.3 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located, which we may extend until January 2101.

(3)

With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is generally 5.0% of the respective property’s total annual revenue. At June 30, 2018, $31.0 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, stock-based compensation, depreciation and amortization, income taxes, pension and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2017. There were no newly identified critical accounting policies in the first six months of 2018 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under the Revolver bear interest at an annual rate of LIBOR plus 1.55%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $251.5 million in borrowings outstanding under the Revolver at June 30, 2018 would increase by approximately $2.5 million.

Borrowings outstanding under our Term Loan A currently bear interest at an annual rate of LIBOR plus 1.50%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $200.0 million in borrowings outstanding under our Term Loan A at June 30, 2018 would increase by approximately $2.0 million.

Borrowings outstanding under our Term Loan B currently bear interest at an annual rate of LIBOR plus 2.00%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $495.0 million in borrowings outstanding under our Term Loan B at June 30, 2018 would increase by approximately $5.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at June 30, 2018. As a result, the interest rate market risk implicit in these investments at June 30, 2018, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At June 30, 2018, the value of the investments in the pension plan was $67.0 million, and an immediate 10% decrease in this value would have reduced the value of the investments in the pension plan by approximately $6.7 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

Inapplicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

10.1*	Amendment No. 2 to Fifth Amended and Restated Credit Agreement dated June 26, 2018, by and among Ryman Hospitality Properties, Inc., as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent.

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: August 8, 2018	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President, Corporate
Controller and Chief Accounting Officer