Form 10-Q
period 2018-09-30
Ryman Hospitality Properties, Inc.
filed 2018-11-07
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1‑13079

RYMAN HOSPITALITY PROPERTIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	73-0664379
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Gaylord Drive

Nashville, Tennessee 37214

(Address of Principal Executive Offices)

(Zip Code)

(615) 316‑6000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2018
Common Stock, par value $.01	51,333,386 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10‑Q

For the Quarter Ended September 30, 2018

INDEX

Page

Part I - Financial Information	3

Item 1. Financial Statements.	3

Condensed Consolidated Balance Sheets (Unaudited) - September 30, 2018 and December 31, 2017	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) - For the Three Months and Nine Months Ended September 30, 2018 and 2017	4

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Nine Months Ended September 30, 2018 and 2017	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	46

Item 4. Controls and Procedures.	47

Part II - Other Information	47

Item 1. Legal Proceedings.	47

Item 1A. Risk Factors.	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	48

Item 3. Defaults Upon Senior Securities.	48

Item 4. Mine Safety Disclosures.	48

Item 5. Other Information.	48

Item 6. Exhibits.	48

SIGNATURES	49

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2018	2017
ASSETS:
Property and equipment, net of accumulated depreciation	$2,126,764	$2,065,657
Cash and cash equivalents - unrestricted	86,025	57,557
Cash and cash equivalents - restricted	38,372	21,153
Notes receivable	108,696	111,423
Investment in Gaylord Rockies joint venture	89,403	88,685
Trade receivables, less allowance of $820 and $651, respectively	80,595	57,520
Deferred income tax assets, net	40,449	50,117
Prepaid expenses and other assets	74,341	72,116
Total assets	$2,644,645	$2,524,228

LIABILITIES AND STOCKHOLDERS' EQUITY:
Debt and capital lease obligations	$1,693,427	$1,591,392
Accounts payable and accrued liabilities	214,711	179,649
Dividends payable	44,668	42,129
Deferred management rights proceeds	174,784	177,057
Other liabilities	159,560	155,845
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,333 and 51,198 shares issued and outstanding, respectively	513	512
Additional paid-in capital	898,845	896,759
Treasury stock of 579 and 567 shares, at cost	(14,195)	(13,253)
Accumulated deficit	(504,577)	(479,170)
Accumulated other comprehensive loss	(23,091)	(26,692)
Total stockholders' equity	357,495	378,156
Total liabilities and stockholders' equity	$2,644,645	$2,524,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Rooms	$103,181	$100,534	$332,490	$314,577
Food and beverage	118,496	104,437	392,488	359,047
Other hotel revenue	27,563	24,619	81,129	73,493
Entertainment	43,009	35,134	108,446	92,427
Total revenues	292,249	264,724	914,553	839,544

Operating expenses:
Rooms	29,563	27,575	88,550	83,962
Food and beverage	67,305	62,649	211,677	200,091
Other hotel expenses	74,350	72,299	226,965	220,073
Management fees, net	6,558	4,708	22,323	16,417
Total hotel operating expenses	177,776	167,231	549,515	520,543
Entertainment	31,327	22,651	80,947	61,637
Corporate	7,212	7,909	23,181	22,786
Preopening costs	300	877	3,972	1,587
Depreciation and amortization	30,994	28,546	89,655	83,862
Impairment and other charges	4,540	—	4,540	—
Total operating expenses	252,149	227,214	751,810	690,415

Operating income	40,100	37,510	162,743	149,129
Interest expense	(19,220)	(16,621)	(55,574)	(49,640)
Interest income	2,678	2,957	8,197	8,874
Loss from joint ventures	(985)	(899)	(2,227)	(2,616)
Other gains and (losses), net	1,881	1,453	2,085	57
Income before income taxes	24,454	24,400	115,224	105,804

Provision for income taxes	(1,863)	(530)	(9,748)	(2,022)
Net income	$22,591	$23,870	$105,476	$103,782

Basic income per share	$0.44	$0.47	$2.06	$2.03
Fully diluted income per share	$0.44	$0.46	$2.05	$2.02

Dividends declared per common share	$0.85	$0.80	$2.55	$2.40

Comprehensive income, net of taxes	$26,030	$25,434	$109,077	$105,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$105,476	$103,782
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	8,591	(500)
Depreciation and amortization	89,655	83,862
Amortization of deferred financing costs	4,237	3,958
Impairment and other charges	4,540	—
Write-off of deferred financing costs	1,956	925
Stock-based compensation expense	5,824	4,954
Changes in:
Trade receivables	(22,975)	(8,865)
Accounts payable and accrued liabilities	34,679	31,994
Other assets and liabilities	(6,707)	(4,340)
Net cash flows provided by operating activities	225,276	215,770

Cash Flows from Investing Activities:
Purchases of property and equipment	(132,804)	(127,148)
Investment in Gaylord Rockies joint venture	—	(16,309)
Investment in other joint ventures	(2,199)	(6,819)
Purchase of remaining interest in Opry City Stage	(3,948)	—
Other investing activities	(3,591)	(4,139)
Net cash flows used in investing activities	(142,542)	(154,415)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	99,000	(235,900)
Borrowings under term loan A	—	200,000
Borrowings under term loan B	—	500,000
Repayments under term loan B	(2,500)	(392,500)
Deferred financing costs paid	(642)	(12,268)
Payment of dividends	(128,769)	(120,740)
Payment of tax withholdings for share-based compensation	(4,121)	(3,775)
Other financing activities	(15)	13
Net cash flows used in financing activities	(37,047)	(65,170)

Net change in cash, cash equivalents, and restricted cash	45,687	(3,815)
Cash, cash equivalents, and restricted cash, beginning of period	78,710	81,190
Cash, cash equivalents, and restricted cash, end of period	$124,397	$77,375

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$86,025	$62,672
Cash and cash equivalents - restricted	38,372	14,703
Cash, cash equivalents, and restricted cash, end of period	$124,397	$77,375

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

The Company also owns a 35% interest in a joint venture (the “Gaylord Rockies joint venture”) that is developing and owns Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which is scheduled to open in late 2018 and will be managed by Marriott. On September 13, 2018, the Company entered into a purchase agreement (“Purchase Agreement”) with Aurora Convention Center Hotel Partners, LLC and certain affiliates of the other Gaylord Rockies joint venture partners to increase the Company’s ownership interest in the Gaylord Rockies joint venture to approximately 62.3% for a purchase price of approximately $242 million in cash. The Company expects the transaction to close by the end of 2018, subject to the satisfaction or waiver of the various closing conditions in the Purchase Agreement, including required consent of the Gaylord Rockies joint venture lender and Marriott, the release of certain guarantees and indemnities (which may involve the substitution of the Company on such guarantees and indemnities), no occurrence of any material casualty to Gaylord Rockies and other customary closing conditions. The Company has sufficient cash on hand and availability under its existing credit facility to finance the cash purchase price.

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

The Company also owns Opry City Stage, a four-level entertainment complex in Times Square that opened in December 2017 under a joint venture agreement for which the Company owned 50%. In the second quarter of 2018, the Company acquired the remaining 50% joint venture interest in Opry City Stage for a combination of $3.9 million in cash and the forgiveness of a note receivable previously due to the Company from the other joint venture partner of $7.9 million. Subsequent to the Company’s purchase of the remaining 50% joint venture interest, the Company determined that current ongoing operations were not meeting the revenue expectations from the time of purchase. In September 2018, the Company announced that it was temporarily suspending operations at Opry City Stage to appropriately reposition the venue and its operations. As a result, the Company performed an impairment assessment of the carrying amount of Opry City Stage assets based on the related estimated total future net cash flows and determined that an impairment charge of $4.5 million was warranted, which is reflected as impairment and other charges in the accompanying condensed consolidated statements of operations and comprehensive income.

The condensed consolidated financial statements include the accounts of Ryman and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

The Company conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and all of its operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with its REIT conversion. Ryman is the sole limited partner of the Operating Partnership and currently owns, either directly or indirectly, all of the partnership units of the Operating Partnership. RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being a co-issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10‑Q and Ryman’s other reports, documents or other information filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality, Entertainment, and Corporate and Other.

Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, “Revenue from Contracts with Customers,” the core principle of which is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, companies will need to use more judgment and make more estimates than under previous guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Due to the short-term, day-to-day nature of the Company’s hospitality and entertainment segment revenues, the pattern of revenue recognition did not change significantly upon adoption. The Company adopted this ASU in the first quarter of 2018 using the modified retrospective approach and has applied the standard to all contracts at the date of initial application. As such, prior period amounts have not been restated, and the Company recorded a transition adjustment to retained earnings of $0.1 million, which is reflected in the condensed consolidated balance sheet for September 30, 2018 included herein. See Note 2, “Revenues,” to the condensed consolidated financial statements included herein for further disclosures.

In February 2016, the FASB issued ASU No. 2016‑02, “Leases,” that requires lessees to record most leases on their balance sheet, but recognize expenses on their income statements in a manner similar to previous accounting. The ASU also eliminates the required use of bright-line tests for determining lease classification. The ASU is effective for the Company in the first quarter of 2019, and the Company plans to adopt this standard at that time using the modified retrospective approach, with a cumulative-effect adjustment, if any, to retained earnings in the period of adoption. Prior period amounts will not be restated. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” both of which provide practical expedients that the Company intends to adopt. By adopting these practical expedients, the Company will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The Company is evaluating its inventory of leases and determining the appropriate discount rates that will be used to determine the right-of-use assets and lease liabilities to be recorded, and the primary impact of the adoption is estimated to be the inclusion of the Company’s 75‑year ground lease at Gaylord Palms on its balance sheet. See Note 12, “Commitments and Contingencies,” to the consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017 for a further disclosure of the Company’s outstanding leases.

In June 2016, the FASB issued ASU No. 2016‑13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” which will change how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-

looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The ASU is effective for the Company in the first quarter of 2020. The Company is currently evaluating the effects of this ASU on its financial statements, and such effects have not yet been determined.

In November 2016, the FASB issued ASU No. 2016‑18, “Restricted Cash,” which requires entities to disclose changes in the total of cash and restricted cash in the statement of cash flows. As a result, entities no longer present transfers between cash and restricted cash in the statement of cash flows, and present a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The Company adopted this ASU in the first quarter of 2018, and this adoption did not have a material impact on the Company’s financial statements. The prior period presentation has been updated to conform to the current year presentation.

In March 2017, the FASB issued ASU No. 2017‑07, “Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of benefits in the income statement. Under the new guidance, the service cost component of net periodic benefit cost is presented in the same income statement line items as other employee compensation costs. In addition, the other components of net periodic benefit cost are presented separately from service cost and outside of operating income, which the Company has included in other gains and (losses), net in the accompanying condensed consolidated statements of operations and comprehensive income. The Company adopted this ASU in the first quarter of 2018, and this adoption did not have a material impact on the Company’s financial statements. The prior period presentation has been updated to conform to the current year presentation.

2. REVENUES:

Revenues from occupied hotel rooms are recognized over time as the daily hotel stay is provided to hotel groups and guests. Revenues from concessions, food and beverage sales, and group meeting services are recognized over the period or at the point in time those goods or services are delivered to the hotel group or guest. Revenues from ancillary services at the Company’s hotels, such as spa, parking, and transportation services, are generally recognized at the time the goods or services are provided. Cancellation fees and attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, are generally recognized as revenue in the period the Company determines it is probable that a significant reversal in the amount of revenue recognized will not occur, which is the period these fees are collected. The Company generally recognizes revenues from the Entertainment segment at the point in time that services are provided or goods are delivered or shipped to the customer, as applicable. Almost all of the Company’s revenues are either cash-based or, for meeting and convention groups who meet the Company’s credit criteria, billed and collected on a short-term receivables basis. The Company is required to collect certain taxes from customers on behalf of government agencies and remit these to the applicable governmental entity on a periodic basis. These taxes are collected from customers at the time of purchase, but are not included in revenue. The Company records a liability upon collection of such taxes from the customer and relieves the liability when payments are remitted to the applicable governmental agency.

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Hotel group rooms	$69,258	$66,758	$241,804	$228,122
Hotel transient rooms	33,923	33,776	90,686	86,455
Hotel food and beverage - banquets	82,742	69,820	280,729	251,362
Hotel food and beverage - outlets	35,754	34,617	111,759	107,685
Hotel other	27,563	24,619	81,129	73,493
Entertainment admissions/ticketing	19,215	19,167	51,282	47,465
Entertainment food and beverage	14,606	8,305	33,000	22,823
Entertainment retail and other	9,188	7,662	24,164	22,139
Total revenues	$292,249	$264,724	$914,553	$839,544

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Gaylord Opryland	$80,591	$76,237	$258,251	$231,459
Gaylord Palms	38,901	37,238	147,071	139,619
Gaylord Texan	62,826	50,166	179,794	159,683
Gaylord National	60,304	58,936	200,747	195,388
AC Hotel	2,496	2,928	8,378	9,066
Inn at Opryland and other	4,122	4,085	11,866	11,902
Total Hospitality segment revenues	$249,240	$229,590	$806,107	$747,117

Almost all of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At September 30, 2018 and December 31, 2017, the Company had $72.6 million and $51.2 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2017, approximately $44.2 million was recognized in revenue during the nine months ended September 30, 2018.

3. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average shares outstanding - basic	51,325	51,191	51,281	51,131
Effect of dilutive stock-based compensation	194	185	195	200
Weighted average shares outstanding - diluted	51,519	51,376	51,476	51,331

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is comprised of amounts related to the Company’s minimum pension liability and amounts related to an other-than-temporary impairment of a held-to-maturity investment with respect to the notes receivable discussed in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein, and Note 3, “Notes Receivable,” to the consolidated financial statements included in the

Company’s Annual Report on Form 10‑K for the year ended December 31, 2017. Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2018 and 2017 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of
	Liability	Investment	Total
Balance, December 31, 2017	$(20,149)	$(6,543)	$(26,692)
Amounts reclassified from accumulated other comprehensive loss	4,429	249	4,678
Income tax expense	(1,077)	—	(1,077)
Net other comprehensive income	3,352	249	3,601
Balance, September 30, 2018	$(16,797)	$(6,294)	$(23,091)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of
	Liability	Investment	Total
Balance, December 31, 2016	$(22,268)	$—	$(22,268)
Amounts reclassified from accumulated other comprehensive loss	1,609	—	1,609
Income tax benefit	—	—	—
Net other comprehensive income	1,609	—	1,609
Balance, September 30, 2017	$(20,659)	$—	$(20,659)

5. PROPERTY AND EQUIPMENT:

Property and equipment at September 30, 2018 and December 31, 2017 is recorded at cost and summarized as follows (in thousands):

	September 30,	December 31,
	2018	2017
Land and land improvements	$268,521	$267,051
Buildings	2,556,311	2,440,471
Furniture, fixtures and equipment	715,507	647,988
Construction-in-progress	99,887	138,702
	3,640,226	3,494,212
Accumulated depreciation	(1,513,462)	(1,428,555)
Property and equipment, net	$2,126,764	$2,065,657

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017, in connection with the development of Gaylord National, the Company is currently holding two issuances of governmental bonds and receives debt service and principle payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

During the three months ended September 30, 2018 and 2017, the Company recorded interest income of $2.6 million and $2.9 million, respectively, on these bonds. During the nine months ended September 30, 2018 and 2017, the Company recorded interest income of $7.9 million and $8.7 million, respectively, on these bonds. The Company received payments of $10.9 million and $11.1 million during the nine months ended September 30, 2018 and 2017, respectively, relating to these notes receivable.

7. DEBT:

The Company’s debt and capital lease obligations at September 30, 2018 and December 31, 2017 consisted of (in thousands):

	September 30,	December 31,
	2018	2017
$700 Million Revolving Credit Facility, interest at LIBOR plus 1.55%, maturing May 23, 2021, less unamortized deferred financing costs of $7,185 and $9,076	$262,815	$161,924
$200 Million Term Loan A, interest at LIBOR plus 1.50%, maturing May 23, 2022, less unamortized deferred financing costs of $1,305 and $1,557	198,695	198,443
$500 Million Term Loan B, interest at LIBOR plus 2.00%, maturing May 11, 2024, less unamortized deferred financing costs of $5,527 and $7,595	488,223	488,655
$350 Million Senior Notes, interest at 5.0%, maturing April 15, 2021, less unamortized deferred financing costs of $2,624 and $3,340	347,376	346,660
$400 Million Senior Notes, interest at 5.0%, maturing April 15, 2023, less unamortized deferred financing costs of $4,305 and $4,929	395,695	395,071
Capital lease obligations	623	639
Total debt	$1,693,427	$1,591,392

The majority of amounts due within one year consist of the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, as described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017.

At September 30, 2018, the Company was in compliance with all of its covenants related to its outstanding debt.

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

As a result of the repricing of the term loan B, the Company wrote off $2.0 million of deferred financing costs during the nine months ended September 30, 2018, which is included in interest expense in the accompanying condensed consolidated statement of operations.

For descriptions of the Company’s other outstanding debt obligations, see “Principal Debt Agreements” within “Liquidity and Capital Resources” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10‑Q.

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

For financial accounting purposes, the amount related to the Management Rights was deferred and is amortized on a straight line basis over the 65‑year term of the hotel management agreements, including extensions, as a reduction in management fee expense. The amount related to the IP Rights was recognized into income as other gains and losses during 2012.

9. STOCK PLANS:

During the nine months ended September 30, 2018, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $71.91 per award. There were 0.3 million and 0.4 million restricted stock units outstanding at September 30, 2018 and December 31, 2017, respectively.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.9 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively, and $5.8 million and $5.0 million for the nine months ended September 30, 2018 and 2017, respectively.

10. PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest cost	$808	$891	$2,422	$2,706
Expected return on plan assets	(1,087)	(1,051)	(3,259)	(3,098)
Amortization of net actuarial loss	259	282	778	861
Net settlement loss	1,004	1,218	1,004	1,218
Total net periodic pension expense	$984	$1,340	$945	$1,687

As a result of increased lump-sum distributions from the Company’s qualified retirement plan during 2018 and 2017, net settlement losses of $1.0 million and $1.2 million were recognized in the three months and nine months ended September 30, 2018 and 2017, respectively.

In addition, the increase in lump-sum distributions required the Company to re-measure its liability under its pension plan as of September 30, 2018. As a result of the re-measurement, as well as an increase in the pension plan’s assumed discount rate from 3.3% at December 31, 2017 to 4.0% at September 30, 2018, the Company recorded a $3.4 million decrease in its liability under the pension plan and a corresponding decrease in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet at September 30, 2018.

Net postretirement benefit income reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest cost	$24	$27	$72	$81
Amortization of net actuarial loss	64	61	193	184
Amortization of prior service credit	(329)	(328)	(986)	(985)
Total net postretirement benefit income	$(241)	$(240)	$(721)	$(720)

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

The Company recorded an income tax provision of $1.9 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $9.7 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively, related to the current period operations of the Company. These results differ from the statutory rate primarily due to the REIT dividends paid deduction in both periods and the change in valuation allowance required at the TRSs for the nine months ended September 30, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted and included a reduction to the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. As discussed in SEC Staff Accounting Bulletin No. 118, the accounting for the TCJA should be completed within one year from enactment. As of September 30, 2018, the Company has completed its accounting for all of the enactment-date income tax effects of the TCJA. During the nine months ended September 30, 2018, the Company has made no adjustments to the provisional amounts recorded at December 31, 2017.

At September 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits.

12. COMMITMENTS AND CONTINGENCIES:

The Company currently owns a 35% interest in a joint venture that is developing and owns Gaylord Rockies, which is expected to open in late 2018. In connection with the joint venture, the Company agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guarantee of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon the hotel’s satisfaction of designated debt service coverage requirements following completion and opening of the hotel. The Company has also provided a completion guarantee under the construction loan capped at its pro rata share of all costs necessary to complete the project within the time specified in the joint venture’s loan documents. Further, the Company has agreed to a guarantee capped at its pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guarantees related to the construction loan, the Company agreed to provide a guarantee of the mezzanine debt related to the hotel including a payment guarantee capped at $8.75 million for which the Company is only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guarantees and liens. The guarantee related to the mezzanine debt also includes an uncapped completion guarantee and an uncapped guarantee of the Gaylord Rockies joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guarantees related to the construction loan. As of September 30, 2018, the Company had not recorded any liability in the consolidated balance sheet associated with these guarantees.

The Company has entered into employment agreements with certain officers, which provide for severance payments upon certain events, including certain terminations in connection with a change of control.

The Company, in the ordinary course of business, is involved in certain legal actions and claims on a variety of matters. It is the opinion of management that such contingencies will not have a material effect on the financial statements of the Company.

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

On September 17, 2018, the Company’s board of directors declared the Company’s third quarter 2018 cash dividend in the amount of $0.85 per share of common stock, or an aggregate of approximately $43.6 million in cash, which was paid on October 15, 2018 to stockholders of record as of the close of business on September 28, 2018.

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

At September 30, 2018 and December 31, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan. These investments consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.

The Company has consistently applied the above valuation techniques in all periods presented and believes it has obtained the most accurate information available for each type of instrument.

The Company had no liabilities required to be measured at fair value at September 30, 2018 and December 31, 2017. The Company’s assets measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, were as follows (in thousands):

		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$26,148	$26,148	$—	$—
Total assets measured at fair value	$26,148	$26,148	$—	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$25,055	$25,055	$—	$—
Total assets measured at fair value	$25,055	$25,055	$—	$—

The remainder of the assets and liabilities held by the Company at September 30, 2018 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximate fair value.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Hospitality	$249,240	$229,590	$806,107	$747,117
Entertainment	43,009	35,134	108,446	92,427
Corporate and Other	—	—	—	—
Total	$292,249	$264,724	$914,553	$839,544

Depreciation and amortization:
Hospitality	$27,946	$26,061	$81,379	$76,786
Entertainment	2,613	1,965	6,885	5,465
Corporate and Other	435	520	1,391	1,611
Total	$30,994	$28,546	$89,655	$83,862

Operating income:
Hospitality	$43,518	$36,298	$175,213	$149,788
Entertainment	9,069	10,518	20,614	25,325
Corporate and Other	(7,647)	(8,429)	(24,572)	(24,397)
Preopening costs	(300)	(877)	(3,972)	(1,587)
Impairment and other charges	(4,540)	—	(4,540)	—
Total operating income	40,100	37,510	162,743	149,129
Interest expense	(19,220)	(16,621)	(55,574)	(49,640)
Interest income	2,678	2,957	8,197	8,874
Loss from joint ventures	(985)	(899)	(2,227)	(2,616)
Other gains and (losses), net	1,881	1,453	2,085	57
Income before income taxes	$24,454	$24,400	$115,224	$105,804

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

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,647,468	$479,296	$—	$2,126,764
Cash and cash equivalents - unrestricted	58	2,508	192	83,267	—	86,025
Cash and cash equivalents - restricted	—	—	—	38,372	—	38,372
Notes receivable	—	—	—	108,696	—	108,696
Investment in Gaylord Rockies joint venture	—	—	—	89,403	—	89,403
Trade receivables, less allowance	—	—	—	80,595	—	80,595
Deferred income tax assets, net	—	—	(336)	40,785	—	40,449
Prepaid expenses and other assets	230	58	2	74,051	—	74,341
Intercompany receivables, net	—	—	1,846,754	—	(1,846,754)	—
Investments	995,468	2,890,033	650,362	1,384,814	(5,920,677)	—
Total assets	$995,756	$2,892,599	$4,144,442	$2,379,279	$(7,767,431)	$2,644,645

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,692,803	$—	$624	$—	$1,693,427
Accounts payable and accrued liabilities	82	22,793	5,376	186,460	—	214,711
Dividends payable	44,668	—	—	—	—	44,668
Deferred management rights proceeds	—	—	—	174,784	—	174,784
Other liabilities	—	—	98,821	60,739	—	159,560
Intercompany payables, net	593,511	969,127	—	284,116	(1,846,754)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	513	1	1	2,387	(2,389)	513
Additional paid-in-capital	898,845	542,991	2,835,468	2,093,818	(5,472,277)	898,845
Treasury stock	(14,195)	—	—	—	—	(14,195)
Accumulated deficit	(504,577)	(335,116)	1,204,776	(400,558)	(469,102)	(504,577)
Accumulated other comprehensive loss	(23,091)	—	—	(23,091)	23,091	(23,091)
Total stockholders' equity	357,495	207,876	4,040,245	1,672,556	(5,920,677)	357,495
Total liabilities and stockholders' equity	$995,756	$2,892,599	$4,144,442	$2,379,279	$(7,767,431)	$2,644,645

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2017

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,640,274	$425,383	$—	$2,065,657
Cash and cash equivalents - unrestricted	38	759	36	56,724	—	57,557
Cash and cash equivalents - restricted	—	—	—	21,153	—	21,153
Notes receivable	—	—	—	111,423	—	111,423
Investment in Gaylord Rockies joint venture	—	—	—	88,685	—	88,685
Trade receivables, less allowance	—	—	—	57,520	—	57,520
Deferred income tax assets, net	—	—	(301)	50,418	—	50,117
Prepaid expenses and other assets	—	—	5	72,111	—	72,116
Intercompany receivables, net	—	—	1,717,157	—	(1,717,157)	—
Investments	1,006,461	2,890,032	651,006	1,364,814	(5,912,313)	—
Total assets	$1,006,499	$2,890,791	$4,008,177	$2,248,231	$(7,629,470)	$2,524,228

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,590,753	$—	$639	$—	$1,591,392
Accounts payable and accrued liabilities	150	11,180	15,795	152,524	—	179,649
Dividends payable	42,129	—	—	—	—	42,129
Deferred management rights proceeds	—	—	—	177,057	—	177,057
Other liabilities	—	—	95,078	60,767	—	155,845
Intercompany payables, net	586,064	895,408	—	235,685	(1,717,157)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	512	1	1	2,387	(2,389)	512
Additional paid-in-capital	896,759	671,875	2,835,468	2,073,818	(5,581,161)	896,759
Treasury stock	(13,253)	—	—	—	—	(13,253)
Accumulated deficit	(479,170)	(278,426)	1,061,835	(427,954)	(355,455)	(479,170)
Accumulated other comprehensive loss	(26,692)	—	—	(26,692)	26,692	(26,692)
Total stockholders' equity	378,156	393,450	3,897,304	1,621,559	(5,912,313)	378,156
Total liabilities and stockholders' equity	$1,006,499	$2,890,791	$4,008,177	$2,248,231	$(7,629,470)	$2,524,228

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$103,181	$—	$103,181
Food and beverage	—	—	—	118,496	—	118,496
Other hotel revenue	—	—	76,592	32,691	(81,720)	27,563
Entertainment	—	—	—	43,009	—	43,009
Total revenues	—	—	76,592	297,377	(81,720)	292,249
Operating expenses:
Rooms	—	—	—	29,563	—	29,563
Food and beverage	—	—	—	67,305	—	67,305
Other hotel expenses	—	—	11,510	139,318	(76,478)	74,350
Management fees, net	—	—	—	6,558	—	6,558
Total hotel operating expenses	—	—	11,510	242,744	(76,478)	177,776
Entertainment	—	—	—	31,327	—	31,327
Corporate	63	410	—	6,739	—	7,212
Preopening costs	—	—	—	300	—	300
Corporate overhead allocation	2,873	—	2,369	—	(5,242)	—
Depreciation and amortization	—	—	15,548	15,446	—	30,994
Impairment and other charges	—	—	—	4,540	—	4,540
Total operating expenses	2,936	410	29,427	301,096	(81,720)	252,149
Operating income (loss)	(2,936)	(410)	47,165	(3,719)	—	40,100
Interest expense	—	(19,214)	—	(6)	—	(19,220)
Interest income	—	—	—	2,678	—	2,678
Loss from joint ventures	—	—	—	(985)	—	(985)
Other gains and (losses), net	—	—	—	1,881	—	1,881
Income (loss) before income taxes	(2,936)	(19,624)	47,165	(151)	—	24,454
Provision for income taxes	—	—	(78)	(1,785)	—	(1,863)
Equity in subsidiaries’ earnings, net	25,527	—	—	—	(25,527)	—
Net income (loss)	$22,591	$(19,624)	$47,087	$(1,936)	$(25,527)	$22,591
Comprehensive income (loss)	$26,030	$(19,624)	$47,087	$1,503	$(28,966)	$26,030

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2017

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$100,534	$—	$100,534
Food and beverage	—	—	—	104,437	—	104,437
Other hotel revenue	—	—	78,196	28,701	(82,278)	24,619
Entertainment	—	—	—	35,134	—	35,134
Total revenues	—	—	78,196	268,806	(82,278)	264,724
Operating expenses:
Rooms	—	—	—	27,575	—	27,575
Food and beverage	—	—	—	62,649	—	62,649
Other hotel expenses	—	—	11,177	139,209	(78,087)	72,299
Management fees, net	—	—	—	4,708	—	4,708
Total hotel operating expenses	—	—	11,177	234,141	(78,087)	167,231
Entertainment	—	—	—	22,652	(1)	22,651
Corporate	101	424	—	7,384	—	7,909
Preopening costs	—	—	—	877	—	877
Corporate overhead allocation	2,339	—	1,851	—	(4,190)	—
Depreciation and amortization	—	—	14,933	13,613	—	28,546
Total operating expenses	2,440	424	27,961	278,667	(82,278)	227,214
Operating income (loss)	(2,440)	(424)	50,235	(9,861)	—	37,510
Interest expense	—	(16,614)	—	(7)	—	(16,621)
Interest income	—	—	—	2,957	—	2,957
Loss from joint ventures	—	—	—	(899)	—	(899)
Other gains and (losses), net	—	—	—	1,453	—	1,453
Income (loss) before income taxes	(2,440)	(17,038)	50,235	(6,357)	—	24,400
(Provision) benefit for income taxes	—	—	590	(1,120)	—	(530)
Equity in subsidiaries’ earnings, net	26,310	—	—	—	(26,310)	—
Net income (loss)	$23,870	$(17,038)	$50,825	$(7,477)	$(26,310)	$23,870
Comprehensive income (loss)	$25,434	$(17,038)	$50,825	$(5,913)	$(27,874)	$25,434

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$332,490	$—	$332,490
Food and beverage	—	—	—	392,488	—	392,488
Other hotel revenue	—	—	229,608	95,305	(243,784)	81,129
Entertainment	—	—	—	108,470	(24)	108,446
Total revenues	—	—	229,608	928,753	(243,808)	914,553
Operating expenses:
Rooms	—	—	—	88,550	—	88,550
Food and beverage	—	—	—	211,677	—	211,677
Other hotel expenses	—	—	34,387	421,846	(229,268)	226,965
Management fees, net	—	—	—	22,323	—	22,323
Total hotel operating expenses	—	—	34,387	744,396	(229,268)	549,515
Entertainment	—	—	—	80,971	(24)	80,947
Corporate	188	1,135	2	21,856	—	23,181
Preopening costs	—	—	—	3,972	—	3,972
Corporate overhead allocation	7,983	—	6,533	—	(14,516)	—
Depreciation and amortization	—	—	45,583	44,072	—	89,655
Impairment and other charges	—	—	—	4,540	—	4,540
Total operating expenses	8,171	1,135	86,505	899,807	(243,808)	751,810
Operating income (loss)	(8,171)	(1,135)	143,103	28,946	—	162,743
Interest expense	—	(55,555)	—	(19)	—	(55,574)
Interest income	—	—	—	8,197	—	8,197
Loss from joint ventures	—	—	—	(2,227)	—	(2,227)
Other gains and (losses), net	—	—	—	2,085	—	2,085
Income (loss) before income taxes	(8,171)	(56,690)	143,103	36,982	—	115,224
Provision for income taxes	—	—	(162)	(9,586)	—	(9,748)
Equity in subsidiaries’ earnings, net	113,647	—	—	—	(113,647)	—
Net income (loss)	$105,476	$(56,690)	$142,941	$27,396	$(113,647)	$105,476
Comprehensive income (loss)	$109,077	$(56,690)	$142,941	$30,997	$(117,248)	$109,077

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2017

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$314,577	$—	$314,577
Food and beverage	—	—	—	359,047	—	359,047
Other hotel revenue	—	—	236,517	85,278	(248,302)	73,493
Entertainment	—	—	—	92,451	(24)	92,427
Total revenues	—	—	236,517	851,353	(248,326)	839,544
Operating expenses:
Rooms	—	—	—	83,962	—	83,962
Food and beverage	—	—	—	200,091	—	200,091
Other hotel expenses	—	—	33,533	422,732	(236,192)	220,073
Management fees, net	—	—	—	16,417	—	16,417
Total hotel operating expenses	—	—	33,533	723,202	(236,192)	520,543
Entertainment	—	—	—	61,661	(24)	61,637
Corporate	191	1,226	2	21,367	—	22,786
Preopening costs	—	—	—	1,587	—	1,587
Corporate overhead allocation	6,768	—	5,342	—	(12,110)	—
Depreciation and amortization	—	—	44,617	39,245	—	83,862
Total operating expenses	6,959	1,226	83,494	847,062	(248,326)	690,415
Operating income (loss)	(6,959)	(1,226)	153,023	4,291	—	149,129
Interest expense	—	(49,620)	—	(20)	—	(49,640)
Interest income	—	—	—	8,874	—	8,874
Loss from joint ventures	—	—	—	(2,616)	—	(2,616)
Other gains and (losses), net	—	—	—	57	—	57
Income (loss) before income taxes	(6,959)	(50,846)	153,023	10,586	—	105,804
(Provision) benefit for income taxes	—	—	553	(2,575)	—	(2,022)
Equity in subsidiaries’ earnings, net	110,741	—	—	—	(110,741)	—
Net income (loss)	$103,782	$(50,846)	$153,576	$8,011	$(110,741)	$103,782
Comprehensive income (loss)	$105,391	$(50,846)	$153,576	$9,620	$(112,350)	$105,391

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$132,910	$(94,109)	$56,336	$130,139	$—	$225,276

Purchases of property and equipment	—	—	(56,180)	(76,624)	—	(132,804)
Investment in other joint ventures	—	—	—	(2,199)	—	(2,199)
Purchase of remaining interest in Opry City Stage	—	—	—	(3,948)	—	(3,948)
Other investing activities	—	—	—	(3,591)	—	(3,591)
Net cash used in investing activities	—	—	(56,180)	(86,362)	—	(142,542)

Net borrowings under revolving credit facility	—	99,000	—	—	—	99,000
Repayments under term loan B	—	(2,500)	—	—	—	(2,500)
Deferred financing costs paid	—	(642)	—	—	—	(642)
Payment of dividends	(128,769)	—	—	—	—	(128,769)
Payment of tax withholdings for share-based compensation	(4,121)	—	—	—	—	(4,121)
Other financing activities	—	—	—	(15)	—	(15)
Net cash provided by (used in) financing activities	(132,890)	95,858	—	(15)	—	(37,047)

Net change in cash, cash equivalents, and restricted cash	20	1,749	156	43,762	—	45,687
Cash, cash equivalents, and restricted cash, beginning of period	38	759	36	77,877	—	78,710
Cash, cash equivalents, and restricted cash, end of period	$58	$2,508	$192	$121,639	$—	$124,397

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2017

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$124,589	$(60,255)	$64,269	$87,167	$—	$215,770

Purchases of property and equipment	—	—	(63,770)	(63,378)	—	(127,148)
Investment in Gaylord Rockies joint venture	—	—	—	(16,309)	—	(16,309)
Investment in other joint ventures	—	—	—	(6,819)	—	(6,819)
Other investing activities	—	—	—	(4,139)	—	(4,139)
Net cash used in investing activities	—	—	(63,770)	(90,645)	—	(154,415)

Net repayments under revolving credit facility	—	(235,900)	—	—	—	(235,900)
Borrowings under term loan A	—	200,000	—	—	—	200,000
Borrowings under term loan B	—	500,000	—	—	—	500,000
Repayments under term loan B	—	(392,500)	—	—	—	(392,500)
Deferred financing costs paid	—	(12,268)	—	—	—	(12,268)
Payment of dividends	(120,740)	—	—	—	—	(120,740)
Payment of tax withholdings for share-based compensation	(3,775)	—	—	—	—	(3,775)
Other financing activities	28	—	—	(15)	—	13
Net cash provided by (used in) financing activities	(124,487)	59,332	—	(15)	—	(65,170)

Net change in cash, cash equivalents, and restricted cash	102	(923)	499	(3,493)	—	(3,815)
Cash, cash equivalents, and restricted cash, beginning of period	28	1,234	23	79,905	—	81,190
Cash, cash equivalents, and restricted cash, end of period	$130	$311	$522	$76,412	$—	$77,375

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Ryman Hospitality Properties, Inc. (“Ryman”) is a Delaware corporation that conducts its operations so as to maintain its qualification as a real estate investment trust (“REIT”) for federal income tax purposes. The Company conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”). RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being a co-issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10‑Q and Ryman’s other reports, documents or other information filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this report, we use the terms, the “Company,” “we” or “our” to refer to Ryman Hospitality Properties, Inc. and its subsidiaries unless the context indicates otherwise.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2017, included in our Annual Report on Form 10‑K that was filed with the SEC on February 27, 2018.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT for federal income tax purposes; (ii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iii) our announced dividend policy, including the frequency and amount of any dividend we may pay; (iv) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and our investment in the joint venture (the “Gaylord Rockies joint venture”) that owns the Gaylord Rockies Resort & Convention Center in Aurora, Colorado (“Gaylord Rockies”); (v) the consummation of the proposed transaction to increase our ownership interest in the Gaylord Rockies joint venture; (vi) the anticipated opening of Gaylord Rockies; (vii) the Company’s future consolidation of the results of operations and debt of the Gaylord Rockies joint venture; (viii) Marriott International, Inc.’s (“Marriott’s”) ability to effectively manage our hotels and other properties; (ix) our anticipated capital expenditures and investments; (x) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; and (xi) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, risks and uncertainties associated with the proposed transaction to increase our ownership interest in the Gaylord Rockies joint venture, including, but not limited to, the occurrence of any event, change or other circumstance that could delay the closing of the proposed transaction; the Company’s ability to utilize its existing borrowing capacity under the Company’s credit facility; certain conditions to closing, including obtaining any joint venture lender consent and finalization of joint venture agreements and the possibility that such conditions to closing may not be met and the transaction may be terminated; and transaction costs which have been and may continue to be incurred related to the proposed transaction. Other factors that could cause results to differ include, but are not limited to, the risks and uncertainties associated with economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, the effect of our election to be taxed as a REIT for federal income tax purposes commencing with the year ended December 31, 2013, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness, and those factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10‑K for the year ended December 31, 2017 or described from time to time in our other reports filed with the SEC.

Any forward-looking statement made in this Quarterly Report on Form 10‑Q speaks only as of the date on which the statement is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements we make in this Quarterly Report on Form 10‑Q, except as may be required by law.

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 8,114 rooms that are managed by Marriott under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned hotel assets managed by Marriott include the Inn at Opryland, a 303‑room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192‑room overflow hotel adjacent to Gaylord National. We also own a 35% interest in the Gaylord Rockies joint venture that is developing and owns Gaylord Rockies, which is scheduled to open in late 2018 and will be managed by Marriott. For more information regarding the Company’s announced intention to increase its ownership interest in the Gaylord Rockies joint venture, see “Gaylord Rockies Joint Venture” below.

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

See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and Item 1A, “Risk Factors,” in our Annual Report on Form 10‑K for the year ended December 31, 2017 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Gaylord Rockies Joint Venture

On September 13, 2018, we entered into a purchase agreement (“Purchase Agreement”) with Aurora Convention Center Hotel Partners, LLC and certain affiliates of the other Gaylord Rockies joint venture partners to increase our ownership interest in the Gaylord Rockies joint venture to approximately 62.3% for a purchase price of approximately $242 million in cash (the “Rockies Interest Purchase”), subject to the satisfaction or waiver of the various closing conditions in the Purchase Agreement, including the required consent of the Gaylord Rockies joint venture lender and Marriott, the release of certain guarantees and indemnities (which may involve the substitution of the Company on such guarantees and indemnities), no occurrence of any material casualty to Gaylord Rockies and other customary closing conditions. We have sufficient cash on hand and availability under our existing credit facility to finance the cash purchase price. We expect the transaction to close by the end of 2018.

Dividend Policy

Pursuant to our current dividend policy, we plan to continue to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. On February 27, 2018, our board of directors declared our first quarter 2018 cash dividend in the amount of $0.85 per share of common stock, or an aggregate of approximately $43.6 million in cash, which was paid on April 16, 2018 to stockholders of record as of the close of business on March 30, 2018. On June 18, 2018, our board of directors declared our second quarter 2018 cash dividend in the amount of $0.85 per share of common stock, or an aggregate of approximately $43.6 million in cash, which was paid on July 16, 2018 to stockholders of record as of the close of business on June 29, 2018. On September 17, 2018, our board of directors declared our third quarter 2018 cash dividend in the amount of $0.85 per share of common stock, or an aggregate of approximately $43.6 million in cash, which was paid on October 15, 2018 to stockholders of record as of the close of business on September 28, 2018. We currently plan to pay a quarterly cash dividend of $0.85 per share of common stock in January 2019. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

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

Expansion of Hotel Asset Portfolio. While our short-term capital allocation strategy has focused on returning capital to stockholders through the payment of dividends, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. As a REIT, we do not view independent, large-scale development of resort and convention hotels as a part of our long-term growth strategy.

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in Opry City Stage, a four-level entertainment complex in Times Square, and four Blake Shelton-themed multi-level bar, music venue and event spaces in Nashville, Orlando, Gatlinburg, Tennessee, and Tishomingo, Oklahoma, named after the

Shelton hit “Ol’ Red.” We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland, the AC Hotel, and our investment in the Gaylord Rockies joint venture.
•	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Opry City Stage, and our other Nashville-based attractions.
•	Corporate and Other, consisting of our corporate expenses.

For the three months and nine months ended September 30, 2018 and 2017, our total revenues were divided among these business segments as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2018	2017	2018	2017
Hospitality	85%	87%	88%	89%
Entertainment	15%	13%	12%	11%
Corporate and Other	0%	0%	0%	0%

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

Hospitality segment revenue from our occupied hotel rooms is recognized over time as the daily hotel stay is provided to hotel groups and guests. Revenues from concessions, food and beverage sales, and group meeting services are recognized over the period or at the point in time those goods or services are delivered to the group or hotel guest. Revenues from ancillary services at our hotels, such as spa, parking, and transportation services, are generally recognized at the time the goods or services are provided. Cancellation fees, as well as attrition fees that are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, are generally recognized as revenue in the period we determine it is probable that a significant reversal in the amount of revenue recognized will not occur, which is the period these fees are collected.

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and nine months ended September 30, 2018 and 2017. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	%	2017	%	2018	%	2017	%
Income Statement Data:
REVENUES:
Rooms	$103,181	35.3%	$100,534	38.0%	$332,490	36.4%	$314,577	37.5%
Food and beverage	118,496	40.5%	104,437	39.5%	392,488	42.9%	359,047	42.8%
Other hotel revenue	27,563	9.4%	24,619	9.3%	81,129	8.9%	73,493	8.8%
Entertainment	43,009	14.7%	35,134	13.3%	108,446	11.9%	92,427	11.0%
Total revenues	292,249	100.0%	264,724	100.0%	914,553	100.0%	839,544	100.0%
OPERATING EXPENSES:
Rooms	29,563	10.1%	27,575	10.4%	88,550	9.7%	83,962	10.0%
Food and beverage	67,305	23.0%	62,649	23.7%	211,677	23.1%	200,091	23.8%
Other hotel expenses	74,350	25.4%	72,299	27.3%	226,965	24.8%	220,073	26.2%
Hotel management fees, net	6,558	2.2%	4,708	1.8%	22,323	2.4%	16,417	2.0%
Entertainment	31,327	10.7%	22,651	8.6%	80,947	8.9%	61,637	7.3%
Corporate	7,212	2.5%	7,909	3.0%	23,181	2.5%	22,786	2.7%
Preopening costs	300	0.1%	877	0.3%	3,972	0.4%	1,587	0.2%
Impairment and other charges	4,540	1.6%	—	—%	4,540	0.5%	—	—%
Depreciation and amortization:
Hospitality	27,946	9.6%	26,061	9.8%	81,379	8.9%	76,786	9.1%
Entertainment	2,613	0.9%	1,965	0.7%	6,885	0.8%	5,465	0.7%
Corporate and Other	435	0.1%	520	0.2%	1,391	0.2%	1,611	0.2%
Total depreciation and amortization	30,994	10.6%	28,546	10.8%	89,655	9.8%	83,862	10.0%
Total operating expenses	252,149	86.3%	227,214	85.8%	751,810	82.2%	690,415	82.2%
OPERATING INCOME:
Hospitality	43,518	17.5%	36,298	15.8%	175,213	21.7%	149,788	20.0%
Entertainment	9,069	21.1%	10,518	29.9%	20,614	19.0%	25,325	27.4%
Corporate and Other	(7,647)	(A)	(8,429)	(A)	(24,572)	(A)	(24,397)	(A)
Preopening costs	(300)	(0.1)	(877)	(0.3)	(3,972)	(0.4)	(1,587)	(0.2)
Impairment and other charges	(4,540)	(1.6)	—	—	(4,540)	(0.5)	—	—
Total operating income	40,100	13.7%	37,510	14.2%	162,743	17.8%	149,129	17.8%
Interest expense	(19,220)	(A)	(16,621)	(A)	(55,574)	(A)	(49,640)	(A)
Interest income	2,678	(A)	2,957	(A)	8,197	(A)	8,874	(A)
Loss from joint ventures	(985)	(A)	(899)	(A)	(2,227)	(A)	(2,616)	(A)
Other gains and (losses), net	1,881	(A)	1,453	(A)	2,085	(A)	57	(A)
Provision for income taxes	(1,863)	(A)	(530)	(A)	(9,748)	(A)	(2,022)	(A)
Net income	$22,591	(A)	$23,870	(A)	$105,476	(A)	$103,782	(A)

(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months and nine months ended September 30, 2018 and 2017 (in thousands, except percentages and per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2018	2017	Change	2018	2017	Change
Total revenues	$292,249	$264,724	10.4%	$914,553	$839,544	8.9%
Total operating expenses	252,149	227,214	11.0%	751,810	690,415	8.9%
Operating income	40,100	37,510	6.9%	162,743	149,129	9.1%
Net income	22,591	23,870	(5.4)%	105,476	103,782	1.6%
Net income per share - fully diluted	0.44	0.46	(4.3)%	2.05	2.02	1.5%

Total Revenues

The increase in our total revenues for the three months ended September 30, 2018, as compared to the same period in 2017, is attributable to increases in our Hospitality segment and Entertainment segment of $19.7 million and $7.9 million, respectively, each as discussed more fully below. The increase in our total revenues for the nine months ended September 30, 2018, as compared to the same period in 2017, is attributable to increases in our Hospitality segment and Entertainment segment of $59.0 million and $16.0 million, respectively, each as discussed more fully below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended September 30, 2018, as compared to the same period in 2017, is primarily the result of increases in our Hospitality segment and Entertainment segment expenses of $10.5 million and $8.7 million, respectively, as well as an increase in depreciation and amortization expenses of $2.4 million and impairment and other charges of $4.5 million in the 2018 period, each as discussed more fully below. The increase in our total operating expenses for the nine months ended September 30, 2018, as compared to the same period in 2017, is primarily the result of increases in our Hospitality segment and Entertainment segment expenses of $29.0 million and $19.3 million, respectively, as well as increases in depreciation and amortization expenses and preopening expenses of $5.8 million and $2.4 million, respectively, and impairment and other charges of $4.5 million in the 2018 period, each as discussed more fully below.

Net Income

The decrease in our net income to $22.6 million for the three months ended September 30, 2018, as compared to $23.9 million for the same period in 2017, was due to the changes in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $2.6 million increase in interest expense for the 2018 period.
•	A $1.3 million increase in the provision for income taxes in the 2018 period.

The increase in our net income to $105.5 million for the nine months ended September 30, 2018, as compared to $103.8 million for the same period in 2017, was due to the changes in our revenues and operating expenses reflected above and the following factors, each as described more fully below:

•	A $7.7 million increase in the provision for income taxes in the 2018 period.
•	A $5.9 million increase in interest expense for the 2018 period.
•	A $2.0 million increase in other gains and losses, net for the 2018 period.

Factors and Trends Contributing to Performance

The most important factors and trends contributing to our performance during the three months and nine months ended September 30, 2018 described herein were:

•

Increased outside-the-room spending at Gaylord Opryland (an increase of 13.8% and 13.0%, respectively) during each of the 2018 periods, as compared to the 2017 periods, primarily due to an increase in group business partially attributable to a prior year rooms renovation project. Gaylord Opryland also experienced increased occupancy (an increase of 2.7 points of occupancy) and ADR (an increase of 6.0%) during the nine-month 2018 period due to the increase in group business, as well as an increase in transient rates.

•

Increased occupied rooms (an increase of 22.0% and 9.4%, respectively) and outside-the-room spending (an increase of 27.0% and 13.4%, respectively) at Gaylord Texan during the 2018 periods, as compared to the 2017 periods, primarily due to increases in group business partially attributable to the recent rooms and meeting space expansion.

•

Increased ADR (an increase of 5.0% and 3.4%, respectively) at Gaylord Palms during the 2018 periods, as compared to the 2017 periods, due to an increase in both group and transient business, as well an increase in outside-the-room spending (an increase of 4.6% and 5.9%, respectively), due primarily to an increase in catering and increased collection of attrition and cancellation payments.

•

Increased outside-the-room spending (an increase of 6.1% and 5.1%, respectively) at Gaylord National during the 2018 periods, as compared to the 2017 periods, primarily due to an increase in group business.

•

Increased revenue for our Entertainment segment during the 2018 periods, as compared to the 2017 periods (an increase of 22.4% and 17.3%, respectively), due primarily to the opening of our flagship Ole Red location in Nashville in May 2018.

•

Increased expenses for our Entertainment segment during the 2018 periods, as compared to the 2017 periods (an increase of 38.3% and 31.3%, respectively), due primarily to the opening of our Ole Red Nashville location, as well as operating expenses for Opry City Stage being included in Entertainment expenses subsequent to our purchase of the remaining joint venture interest in the second quarter of 2018.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and nine months ended September 30, 2018 and 2017 (in thousands, except percentages and performance metrics):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2018	2017	Change	2018	2017	Change
Revenues:
Rooms	$103,181	$100,534	2.6%	$332,490	$314,577	5.7%
Food and beverage	118,496	104,437	13.5%	392,488	359,047	9.3%
Other hotel revenue	27,563	24,619	12.0%	81,129	73,493	10.4%
Total hospitality revenue	249,240	229,590	8.6%	806,107	747,117	7.9%
Hospitality operating expenses:
Rooms	29,563	27,575	7.2%	88,550	83,962	5.5%
Food and beverage	67,305	62,649	7.4%	211,677	200,091	5.8%
Other hotel expenses	74,350	72,299	2.8%	226,965	220,073	3.1%
Management fees, net	6,558	4,708	39.3%	22,323	16,417	36.0%
Depreciation and amortization	27,946	26,061	7.2%	81,379	76,786	6.0%
Total Hospitality operating expenses	205,722	193,292	6.4%	630,894	597,329	5.6%
Hospitality operating income (1)	$43,518	$36,298	19.9%	$175,213	$149,788	17.0%
Hospitality performance metrics:
Occupancy	73.2%	75.5%	(3.0)%	75.3%	75.0%	0.4%
ADR	$177.97	$174.20	2.2%	$191.13	$185.08	3.3%
RevPAR (2)	$130.27	$131.56	(1.0)%	$143.97	$138.73	3.8%
Total RevPAR (3)	$314.69	$300.45	4.7%	$349.04	$329.48	5.9%
Net Definite Group Room Nights Booked	339,294	482,732	(29.7)%	1,184,587	1,179,521	0.4%

(1)

Hospitality segment operating income does not include preopening costs of $0.2 million in the three months ended September 30, 2018 and $2.2 million and $0.2 million in the nine months ended September 30, 2018 and 2017, respectively. See discussion of preopening costs below.

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

The increase in total Hospitality segment revenue in the three months ended September 30, 2018, as compared to the same period in 2017, is primarily due to increases of $12.7 million, $4.4 million, $1.7 million and $1.4 million at Gaylord Texan, Gaylord Opryland, Gaylord Palms and Gaylord National, respectively. The increase in total Hospitality segment revenue in the nine months ended September 30, 2018, as compared to the same period in 2017, is primarily due to increases of $26.8 million, $20.1 million, $7.5 million and $5.4 million at Gaylord Opryland, Gaylord Texan, Gaylord Palms and Gaylord National, respectively. See below for further discussion.

Total Hospitality segment revenues in the three months and nine months ended September 30, 2018 include $3.2 million and $8.3 million, respectively, in attrition and cancellation fee collections, an increase of $0.9 million and $1.7 million, respectively, from the 2017 periods.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Group	70%	69%	75%	74%
Transient	30%	31%	25%	26%

Rooms operating expenses increased in the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, due primarily to increases at Gaylord Opryland and Gaylord Texan, as described below.

Food and beverage operating expenses increased in the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily due to increases at Gaylord Opryland, Gaylord Texan and Gaylord National, as described below.

Other hotel expenses for the three months and nine months ended September 30, 2018 and 2017 consist of the following (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2018	2017	Change	2018	2017	Change
Administrative employment costs	$28,395	$26,596	6.8%	$84,790	$80,501	5.3%
Utilities	7,245	7,440	(2.6)%	20,418	20,768	(1.7)%
Property taxes	8,593	8,312	3.4%	25,263	25,118	0.6%
Other	30,117	29,951	0.6%	96,494	93,686	3.0%
Total other hotel expenses	$74,350	$72,299	2.8%	$226,965	$220,073	3.1%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017. The three-month 2018 increase is primarily due to increases at Gaylord Texan and Gaylord Palms, and the nine-month 2018 increase is primarily due to increases at Gaylord Texan and Gaylord National. Utility costs decreased slightly during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017. Property taxes increased during the three months and nine months ended September 30, 2018, as compared to the 2017 periods, primarily due to an increase at Gaylord Texan related to the property’s recent expansion, partially offset by a decrease at Gaylord National due to prior period tax settlements. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, remained stable during the three months ended September 30, 2018 and increased during the nine months ended September 30, 2018, as compared to the same periods in 2017, primarily as a result of various increases at Gaylord Palms and Gaylord Opryland.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. In the three months ended September 30, 2018 and 2017, we incurred $5.0 million and $4.7 million, respectively, and in the nine months ended September 30, 2018 and 2017, we incurred $16.3 million and $15.1 million, respectively, related to base management fees for our Hospitality segment. In the three months ended September 30, 2018 and 2017, we also incurred $2.5 million and $0.8 million, respectively, and in the nine months ended September 30, 2018 and 2017, we incurred $8.5 million and $3.6 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10‑Q net of the amortization of the $190.0 million in deferred management rights proceeds discussed in Note 8 to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily due to increases at Gaylord Texan and Gaylord Opryland, as described below.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and nine months ended September 30, 2018 and 2017.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and nine months ended September 30, 2018 and 2017 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2018	2017	Change	2018	2017	Change
Revenues:
Rooms	$34,792	$36,009	(3.4)%	$111,956	$101,956	9.8%
Food and beverage	35,368	30,227	17.0%	116,519	101,899	14.3%
Other hotel revenue	10,431	10,001	4.3%	29,776	27,604	7.9%
Total revenue	80,591	76,237	5.7%	258,251	231,459	11.6%
Operating expenses:
Rooms	9,224	8,715	5.8%	27,195	24,961	8.9%
Food and beverage	19,271	17,315	11.3%	60,156	54,604	10.2%
Other hotel expenses	22,401	22,702	(1.3)%	68,865	67,862	1.5%
Management fees, net	2,772	1,766	57.0%	8,762	5,716	53.3%
Depreciation and amortization	8,913	8,765	1.7%	26,450	25,235	4.8%
Total operating expenses	62,581	59,263	5.6%	191,428	178,378	7.3%
Performance metrics:
Occupancy	72.4%	76.9%	(5.9)%	75.4%	72.7%	3.7%
ADR	$180.77	$176.13	2.6%	$188.41	$177.82	6.0%
RevPAR	$130.95	$135.53	(3.4)%	$142.00	$129.32	9.8%
Total RevPAR	$303.32	$286.93	5.7%	$327.55	$293.57	11.6%

Rooms revenue and RevPAR decreased at Gaylord Opryland during the three months ended September 30, 2018, as compared to the same period in 2017, as the result of a decrease in occupancy for group room nights. Rooms revenue and RevPAR increased during the nine months ended September 30, 2018, as compared to the same period in 2017, as the result of increases in occupancy and ADR, due to increases in both group and transient room nights and rates. Rooms revenue and RevPAR were negatively impacted during the 2017 periods by a rooms renovation project, which resulted in approximately 12,250 and 49,300 room nights out of service, respectively. The rooms renovation project was completed in September 2017. Rooms expenses increased during the 2018 periods, as compared to the 2017 periods, primarily due to increased group commissions and compensation costs.

The increase in food and beverage revenue at Gaylord Opryland during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, was primarily due to increased catering revenue. Food and beverage expenses increased in the 2018 periods, as compared to the 2017 periods, due to increased variable costs associated with the increase in revenue, partially offset by improved food, beverage, and labor margins.

Other hotel revenue increased at Gaylord Opryland during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily due to an increase in attrition and cancellation fee collections. The nine-month 2018 increase was also impacted by increased ancillary revenue, such as parking and resort fees associated with the increase in occupancy. Other hotel expenses decreased slightly in the three-month 2018 period, as compared to the 2017 period. Other hotel expenses increased in the nine-month 2018 period, as compared to the 2017 period, primarily due to increased sales and marketing expenses.

Depreciation and amortization increased at Gaylord Opryland during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily as a result of recent rooms renovation projects that resulted in increased depreciable asset levels.

Gaylord Palms Results. The results of Gaylord Palms for the three months and nine months ended September 30, 2018 and 2017 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2018	2017	Change	2018	2017	Change
Revenues:
Rooms	$15,299	$14,667	4.3%	$56,990	$54,526	4.5%
Food and beverage	18,731	18,330	2.2%	74,380	71,635	3.8%
Other hotel revenue	4,871	4,241	14.9%	15,701	13,458	16.7%
Total revenue	38,901	37,238	4.5%	147,071	139,619	5.3%
Operating expenses:
Rooms	3,939	3,572	10.3%	12,500	12,192	2.5%
Food and beverage	10,961	11,292	(2.9)%	38,412	38,550	(0.4)%
Other hotel expenses	15,227	13,821	10.2%	48,137	45,882	4.9%
Management fees, net	981	692	41.8%	4,017	3,079	30.5%
Depreciation and amortization	4,868	4,753	2.4%	14,456	14,307	1.0%
Total operating expenses	35,976	34,130	5.4%	117,522	114,010	3.1%
Performance metrics:
Occupancy	72.8%	73.3%	(0.7)%	78.6%	77.8%	1.0%
ADR	$161.31	$153.62	5.0%	$187.57	$181.32	3.4%
RevPAR	$117.44	$112.59	4.3%	$147.43	$141.05	4.5%
Total RevPAR	$298.62	$285.85	4.5%	$380.45	$361.18	5.3%

Rooms revenue and RevPAR increased at Gaylord Palms during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, due primarily to an increase in ADR for both group and transient business. Rooms expenses increased during the 2018 periods, as compared to the 2017 periods, primarily due to increased group commissions.

Food and beverage revenue increased at Gaylord Palms during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, due primarily to increased catering revenue. Food and beverage expenses decreased slightly in the 2018 periods, as compared to the 2017 periods, as the increase in variable costs associated with the increase in revenue was offset by improved labor and food margins.

Other hotel revenue at Gaylord Palms increased during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily due to an increase in attrition and cancellation fee collections. The nine-month 2018 period increase was also impacted by increased holiday programming revenue that continued into January 2018. Other hotel expenses increased in the 2018 periods, as compared to the 2017 periods, primarily as a result of increased sales and marketing expenses, as well as the prior periods including a one-time beneficial sales tax audit settlement.

Depreciation and amortization increased slightly at Gaylord Palms during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017.

Gaylord Texan Results. The results of Gaylord Texan for the three months and nine months ended September 30, 2018 and 2017 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2018	2017	Change	2018	2017	Change
Revenues:
Rooms	$23,463	$19,178	22.3%	$65,295	$58,682	11.3%
Food and beverage	32,205	25,289	27.3%	95,777	84,902	12.8%
Other hotel revenue	7,158	5,699	25.6%	18,722	16,099	16.3%
Total revenue	62,826	50,166	25.2%	179,794	159,683	12.6%
Operating expenses:
Rooms	5,076	4,212	20.5%	13,999	12,792	9.4%
Food and beverage	16,089	14,141	13.8%	47,391	44,151	7.3%
Other hotel expenses	16,502	15,286	8.0%	47,360	44,959	5.3%
Management fees, net	1,562	951	64.2%	5,335	3,434	55.4%
Depreciation and amortization	6,581	5,175	27.2%	17,749	15,425	15.1%
Total operating expenses	45,810	39,765	15.2%	131,834	120,761	9.2%
Performance metrics:
Occupancy	76.2%	75.0%	1.6%	75.2%	75.7%	(0.7)%
ADR	$184.45	$183.90	0.3%	$190.99	$187.80	1.7%
RevPAR	$140.59	$137.96	1.9%	$143.68	$142.26	1.0%
Total RevPAR	$376.45	$360.87	4.3%	$395.63	$387.11	2.2%

Rooms revenue and RevPAR increased at Gaylord Texan during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, due primarily to an increase in ADR for group business and an increase in group occupancy. The 2018 periods were also positively impacted by additional room availability from the recently completed rooms expansion, as well as the absence of hurricane-related impacts that occurred in the prior year. Rooms expenses increased during the 2018 periods, as compared to the 2017 periods, primarily due to an increase in group commissions.

Food and beverage revenue increased at Gaylord Texan during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, due to an increase in catering revenue. Food and beverage expenses increased in the 2018 periods, as compared to the 2017 periods, primarily due to the increase in variable costs associated with the increase in revenue, partially offset by improved food and labor margins.

Other hotel revenue at Gaylord Texan increased during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily as a result of increased ancillary revenue, such as parking and resort fees associated with the increase in total room nights sold. Other hotel expenses increased in the 2018 periods, as compared to the 2017 periods, due primarily to increased property tax and marketing expenses associated with the recent rooms and meeting space expansion.

Depreciation and amortization increased at Gaylord Texan during the three months and nine months ended September 30, 2018, as compared to the 2017 periods, primarily as a result of the recent rooms and meeting space expansion that resulted in increased depreciable asset levels.

Gaylord National Results. The results of Gaylord National for the three months and nine months ended September 30, 2018 and 2017 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2018	2017	Change	2018	2017	Change
Revenues:
Rooms	$24,489	$25,181	(2.7)%	$82,097	$82,537	(0.5)%
Food and beverage	30,799	29,177	5.6%	101,970	96,776	5.4%
Other hotel revenue	5,015	4,578	9.5%	16,679	16,075	3.8%
Total revenue	60,303	58,936	2.3%	200,746	195,388	2.7%
Operating expenses:
Rooms	9,888	9,617	2.8%	30,564	29,798	2.6%
Food and beverage	19,936	18,884	5.6%	62,746	59,957	4.7%
Other hotel expenses	18,260	18,465	(1.1)%	56,252	55,161	2.0%
Management fees, net	985	960	2.6%	3,348	3,244	3.2%
Depreciation and amortization	6,891	6,701	2.8%	20,647	19,830	4.1%
Total operating expenses	55,960	54,627	2.4%	173,557	167,990	3.3%
Performance metrics:
Occupancy	71.9%	74.2%	(3.1)%	73.7%	75.1%	(1.9)%
ADR	$185.56	$184.89	0.4%	$204.35	$201.77	1.3%
RevPAR	$133.36	$137.13	(2.7)%	$150.66	$151.47	(0.5)%
Total RevPAR	$328.39	$320.95	2.3%	$368.40	$358.57	2.7%

Rooms revenue and RevPAR decreased at Gaylord National during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017. The three-month 2018 decreases are due primarily to a decrease in transient occupancy and a decrease in ADR for group business. These decreases were partially offset by an increase in group occupancy and an increase in ADR for transient business. The nine-month 2018 decreases are due to a decrease in both group and transient occupancy, partially offset by an increase in ADR for both group and transient business. Both periods were negatively impacted by Hurricane Florence in September 2018. Rooms expenses increased at Gaylord National during the 2018 periods, as compared to the 2017 periods, primarily due to increased labor costs.

Food and beverage revenue increased at Gaylord National during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily as a result of an increase in banquets. Food and beverage expenses increased in the 2018 periods, as compared to the 2017 periods, as a result of increased variable costs associated with the increase in revenue.

Other hotel revenue increased at Gaylord National during the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to an increase in resort fees, as the prior year included several government groups, who, per standard government policy, do not pay a resort fee. Other hotel revenue increased during the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to an increase in attrition and cancellation fee collections. Other hotel expenses decreased slightly in the three-month 2018 period, as compared to the 2017 period, due to decreased property taxes due to prior period tax settlements and decreased maintenance costs. Other hotel expenses increased in the nine-month 2018 period, as compared to the 2017 period, due to an increase in sales and marketing expenses, partially offset by the decrease in property taxes.

Depreciation and amortization at Gaylord National increased during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily due to the completion of a new riverfront ballroom in 2017, and the resulting increase in depreciable asset levels.

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2018	2017	Change	2018	2017	Change
Revenues	$43,009	$35,134	22.4%	$108,446	$92,427	17.3%
Operating expenses	31,327	22,651	38.3%	80,947	61,637	31.3%
Depreciation and amortization	2,613	1,965	33.0%	6,885	5,465	26.0%
Operating income (1)	$9,069	$10,518	(13.8)%	$20,614	$25,325	(18.6)%

(1)

Entertainment segment operating income does not include preopening costs of $0.1 million and $0.9 million in the three months ended September 30, 2018 and 2017, respectively, and $1.7 million and $1.4 million in the nine months ended September 30, 2018 and 2017, respectively. Entertainment segment operating income also does not include impairment and other charges of $4.5 million in the 2018 periods. See discussion of these items below.

Entertainment segment revenue increased during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily due to the opening of our flagship Ole Red location in Nashville in May 2018, as well as revenue from Opry City Stage subsequent to our purchase of the remaining 50% joint venture interest in the second quarter of 2018.

Entertainment operating expenses increased during the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily as a result of the opening of our Ole Red Nashville location in May 2018, expenses associated with Opry City Stage subsequent to our purchase of the remaining 50% joint venture interest in the second quarter of 2018, and increased compensation and consulting costs.

Entertainment depreciation expense increased in the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily as a result of the opening of Ole Red Nashville that resulted in increased depreciable asset levels.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2018	2017	Change	2018	2017	Change
Operating expenses	$7,212	$7,909	(8.8)%	$23,181	$22,786	1.7%
Depreciation and amortization	435	520	(16.3)%	1,391	1,611	(13.7)%
Operating loss	$(7,647)	$(8,429)	9.3%	$(24,572)	$(24,397)	(0.7)%

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, decreased in the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to a decrease in employee benefit expense. Corporate and Other operating expenses increased in the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to increased administrative and employment costs associated with supporting our growth initiatives within our Hospitality and Entertainment segments.

Corporate and Other depreciation and amortization expense decreased in the three months and nine months ended September 30, 2018, as compared with the same periods in 2017.

Operating Results – Preopening Costs

Preopening costs of $4.0 million during the nine months ended September 30, 2018 primarily include costs associated with an expansion of the guest rooms and convention space at Gaylord Texan, which opened in the second quarter of 2018, and costs associated with Ole Red Nashville, which opened in May 2018. Preopening costs of $0.9 million and $1.6 million during the three months and nine months ended September 30, 2017, respectively, include costs associated with a riverfront ballroom at Gaylord National, which opened in the second quarter of 2017, and costs associated with our various Entertainment segment projects.

Operating Results – Impairment and Other Charges

Impairment charges in the 2018 periods represent the impairment of a portion of our carrying value in Opry City Stage assets. Subsequent to our purchase of the remaining 50% joint venture interest in the second quarter of 2018, we determined that current ongoing operations were not meeting our revenue expectations from the time of purchase. In September 2018, we announced that we were temporarily suspending operations at Opry City Stage to appropriately reposition the venue and its operations. As a result, we performed an impairment assessment of the carrying amount of Opry City Stage assets based on the related estimated total future net cash flows and determined that an impairment charge of $4.5 million was warranted.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2018	2017	Change	2018	2017	Change
Interest expense	$(19,220)	$(16,621)	(15.6)%	$(55,574)	$(49,640)	(12.0)%
Interest income	2,678	2,957	(9.4)%	8,197	8,874	(7.6)%
Loss from joint ventures	(985)	(899)	(9.6)%	(2,227)	(2,616)	14.9%
Other gains and (losses), net	1,881	1,453	29.5%	2,085	57	3,557.9%
Provision for income taxes	(1,863)	(530)	(251.5)%	(9,748)	(2,022)	(382.1)%

Interest Expense

Interest expense increased $2.6 million during the three months and increased $5.9 million in the nine months ended September 30, 2018, as compared to the same periods in 2017. The three-month 2018 increase is due primarily to increased borrowings under our revolving credit facility, as well as increased interest rates on our variable rate debt. The nine-month 2018 increase is due primarily to increased interest expense incurred in connection with our term loan A and increased borrowings under our term loan B, which were both refinanced in May 2017, and increased interest rates on our variable rate debt. This increase was partially offset by increased capitalized interest in the current period.

Cash interest expense increased $2.9 million to $19.7 million in the three months and increased $7.7 million to $56.8 million in the nine months ended September 30, 2018, as compared to the same periods in 2017. Non-cash interest expense, which includes amortization of deferred financing costs and the write-off of deferred financing costs, offset by capitalized interest, decreased $0.3 million to $(0.5) million in the three months and decreased $1.8 million to $(1.2) million in the nine months ended September 30, 2018, as compared to the same periods in 2017.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs and capitalized interest, was 4.9% and 4.5% for the three months ended September 30, 2018 and 2017, respectively, and 4.8% and 4.4% for the nine months ended September 30, 2018 and 2017, respectively.

Interest Income

Interest income for the three months and nine months ended September 30, 2018 and 2017 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6 to the accompanying condensed consolidated financial statements for additional discussion of interest income on these bonds.

Loss from Joint Ventures

The loss from joint ventures for the three months and nine months ended September 30, 2018 and 2017 primarily represents preopening expenses incurred by our Gaylord Rockies joint venture, which is anticipated to open in late 2018, as well as pre-opening expenses in the 2017 period, and losses incurred in the 2018 period, by our Opry City Stage joint venture in Times Square in New York City, which opened in December 2017. We acquired the remaining 50% joint venture interest in Opry City Stage in the second quarter of 2018. In addition, the nine-month 2018 period includes a gain of $2.8 million recognized from the re-measurement of the pre-existing Opry City Stage equity method investment prior to consolidation. In September 2018, we announced that we were temporarily suspending operations at Opry City Stage to appropriately reposition the venue and its operations.

Other Gains and (Losses), net

Other gains and (losses), net for the three months and nine months ended September 30, 2018 and 2017 primarily includes gains of $2.7 million and $2.6 million, respectively, from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses. These gains are partially offset by pension settlement losses associated with our defined benefit pension plan in the three months and nine months ended September 30, 2018 and 2017 of $1.0 million and $1.2 million, respectively. Other gains and (losses), net for the nine-month 2017 period also includes a loss on certain assets that were disposed of in our Entertainment and Corporate segments.

Provision for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended September 30, 2018 and 2017, we recorded an income tax provision of $1.9 million and $0.5 million, respectively. For the nine months ended September 30, 2018 and 2017, we recorded an income tax provision of $9.7 million and $2.0 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction in both periods and the change in valuation allowance required at the TRSs for the 2017 periods.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted and included a reduction to the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. As discussed in SEC Staff Accounting Bulletin No. 118, the accounting for the TCJA should be completed within one year from enactment. As of September 30, 2018, we have completed our accounting for all of the enactment-date income tax effects of the TCJA. During the nine months ended September 30, 2018, we have made no adjustments to the provisional amounts recorded at December 31, 2017.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the nine months ended September 30, 2018, our net cash flows provided by operating activities were $225.3 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $220.3 million, and favorable changes in working capital of approximately $5.0 million. During the nine months ended September 30, 2017, our net cash flows provided by operating activities were $215.8 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $197.0 million, and favorable changes in working capital of approximately $18.8 million. The changes in working capital in both periods primarily resulted from an increase in accounts payable and accrued liabilities primarily attributable to an increase in deferred revenues associated with our Christmas-related programs and an increase in accrued interest on our outstanding debt, partially offset by an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties.

Cash Flows From Investing Activities. During the nine months ended September 30, 2018, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $132.8 million, and consisted primarily of construction of the new waterpark at Gaylord Opryland, the expansion of the guest rooms and convention space at Gaylord Texan, construction of Ole Red Nashville, an expansion of the retail, ticketing and parking areas at the Grand Ole Opry House, and ongoing maintenance capital expenditures for our existing properties.

During the nine months ended September 30, 2017, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $127.1 million, and our investment of $16.3 million in the Gaylord Rockies joint venture. Purchases of property and equipment consisted primarily of the expansion of the guest rooms and convention space at Gaylord Texan, the renovation of a portion of the guest rooms at Gaylord Opryland, the commencement of construction for the new waterpark at Gaylord Opryland, a freestanding event ballroom and an expanded event space at Gaylord National, and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and the payment of cash dividends. During the nine months ended September 30, 2018, our net cash flows used in financing activities were approximately $37.0 million, primarily reflecting the payment of $128.8 million in cash dividends, partially offset by $99.0 million in net borrowings under our revolving credit facility.

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

Liquidity

At September 30, 2018, we had $86.0 million in unrestricted cash and $427.6 million available for borrowing under our revolving credit facility. During the nine months ended September 30, 2018, we net borrowed $99.0 million under our revolving credit facility, incurred capital expenditures of $132.8 million and paid cash dividends of $128.8 million. These net outflows were offset by cash flows from operating activities discussed above, resulting in the increase in our cash balance from December 31, 2017 to September 30, 2018.

We currently plan to pay a quarterly cash dividend of $0.85 per share in January 2019, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2018 by spending approximately $242 million to purchase an additional investment interest in the Gaylord Rockies joint venture and by spending between $45 million and $65 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities and the construction of a luxury indoor/outdoor waterpark at Gaylord Opryland.

We believe that our cash on hand and cash from operations will be adequate to fund our general short-term commitments, as well as: (i) normal operating expenses, (ii) interest expense on long-term debt obligations, (iii) capital lease and operating lease obligations, and (iv) declared dividends. If our existing cash and cash from operations were inadequate to fund such items, as well as capital expenditures and our planned additional investment in the Gaylord Rockies joint venture, we could draw on our credit facility, subject to the satisfaction of covenants in the credit facility.

Our outstanding principal debt agreements, none of which mature prior to 2021, are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to their scheduled maturity date.

At September 30, 2018, we were in compliance with all covenants related to our outstanding debt.

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

$700 Million Revolving Credit Facility. Pursuant to Amendment No. 1, we extended the maturity of the Revolver to May 23, 2021, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.55% to 2.40%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At September 30, 2018, the interest rate on the Revolver was LIBOR plus 1.55%. Principal is payable in full at maturity. No additional amounts were borrowed under the Revolver at closing.

At September 30, 2018, $270.0 million of borrowings were outstanding under the Revolver, and the lending banks had issued $2.4 million of letters of credit under the Credit Agreement, which left $427.6 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”) and $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”), which we met at September 30, 2018).

$200 Million Term Loan A Facility. Amendment No. 1 also provides for the Term Loan A, which has a maturity date of May 23, 2022. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.50% to 2.35%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At September 30, 2018, the interest rate on the Term Loan A was LIBOR plus 1.50%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan A in full and proceeds were used to pay down a portion of the Revolver.

$500 Million Term Loan B Facility. In May 2017, as part of the Credit Agreement discussed above, we increased the capacity under our previous $400 million term loan B to $500 million. The Term Loan B has a maturity date of May 11, 2024 and, prior to June 26, 2018, borrowings bore interest at an annual rate equal to, at our option, either (i) LIBOR plus 2.25% or (ii) a base rate as set in the Credit Agreement. On June 26, 2018, we entered into Amendment No. 2 that reduces the applicable interest rate margins for borrowings under the Term Loan B to, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set in the Credit Agreement. At September 30, 2018, the interest rate on the Term Loan B was LIBOR plus 2.00%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. As a result of Amendment No. 2, the commencement date for any Excess Cash Flow payments has been extended to December 31, 2019. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing of Amendment No. 1, we drew down on the Term Loan B in full. Net proceeds, after the repayment of the original $400 million term loan B and certain transaction expenses payable at closing, were used to pay down a portion of the Revolver. Amendment No. 2 did not change the maturity dates existing under the Credit Agreement or result in any increase or decrease in outstanding borrowings.

As a result of the repricing of the Term Loan B in 2018, we wrote off $2.0 million of deferred financing costs during the nine months ended September 30, 2018, which is included in interest expense in the accompanying condensed consolidated statement of operations. At September 30, 2018, $493.8 million in borrowings were outstanding under the Term Loan B.

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

The $350 Million 5% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 101.25%, and 100.00% beginning on April 15 of 2018 and 2019, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

Off-Balance Sheet Arrangements

As described in Note 12 to our condensed consolidated financial statements included herein, we have invested in a joint venture that is building and owns Gaylord Rockies. In connection with this investment, we agreed to provide guarantees of the hotel’s construction loan, including a principal repayment guaranty of up to $21 million of the total $500 million principal amount of the construction loan previously obtained from a consortium of eight banks, with such amount reducing to $14 million and further reducing to $8.75 million upon Gaylord Rockies’ satisfaction of designated debt service coverage requirements following completion and opening of the hotel. We have also provided a completion guarantee under the construction loan capped at our pro rata share of all costs necessary to complete the project within the time specified in the senior loan documents. Further, we have agreed to a guaranty capped at our pro rata share of the joint venture’s obligations under the construction loan prior to the hotel’s opening related to interest accruing under the construction loan and the operating expenses of the property (estimated pro rata share of interest prior to the hotel opening is $9.8 million). In addition to guaranties related to the construction loan, we agreed to provide a guaranty of the mezzanine debt related to the hotel including a payment guaranty capped at $8.75 million for which we are only liable in the event there is a casualty or condemnation event at the hotel and the construction lenders elect to apply those proceeds to the construction loan balance and release the construction loan guaranties and liens. The guaranty related to the mezzanine debt also includes an uncapped completion guaranty and an uncapped guaranty of the joint venture’s obligations under the mezzanine loan prior to the hotel’s opening related to interest accruing under the mezzanine loan and the operating expenses of the property to the extent not already satisfied by the parties under the guaranties related to the construction loan. As of September 30, 2018, we have not recorded any liability in the condensed consolidated balance sheet associated with these guarantees.

In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Credit Agreement had issued $2.4 million of letters of credit at September 30, 2018. Except as set forth in these paragraphs, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2018, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$1,713,750	$5,000	$630,000	$610,000	$468,750
Capital leases	623	21	45	48	509
Operating leases (2)	676,924	7,504	16,273	17,336	635,811
Construction commitments (3)	37,222	37,222	—	—	—
Total contractual obligations	$2,428,519	$49,747	$646,318	$627,384	$1,105,070

(1)

Long-term debt commitments do not include approximately $306.9 million in interest payments projected to be due in future years (less than 1 year – $76.6 million; 1‑3 years – $140.9 million; 3‑5 years – $76.8 million; more than 5 years – $12.6 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at September 30, 2018 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2017 for a discussion of the interest we paid during the fiscal years 2017, 2016 and 2015.

(2)

Total operating lease commitments of $676.9 million includes the 75‑year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located, which we may extend until January 2101.

(3)

With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is generally 5.0% of the respective property’s total annual revenue. At September 30, 2018, $37.2 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

The expected cash flows under our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan are estimated based upon the best information currently available, but are not driven by contractual terms. Therefore, these obligations have been excluded from the contractual obligations table above. See Note 8 and Note 9 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2017 for further discussion related to these obligations.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, stock-based compensation, depreciation and amortization, income taxes, pension and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10‑K for the year ended December 31, 2017. There were no newly identified critical accounting policies in the first nine months of 2018 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10‑K for the year ended December 31, 2017.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under the Revolver bear interest at an annual rate of LIBOR plus 1.55%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $270.0 million in borrowings outstanding under the Revolver at September 30, 2018 would increase by approximately $2.7 million.

Borrowings outstanding under our Term Loan A currently bear interest at an annual rate of LIBOR plus 1.50%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $200.0 million in borrowings outstanding under our Term Loan A at September 30, 2018 would increase by approximately $2.0 million.

Borrowings outstanding under our Term Loan B currently bear interest at an annual rate of LIBOR plus 2.00%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $493.8 million in borrowings outstanding under our Term Loan B at September 30, 2018 would increase by approximately $4.9 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at September 30, 2018. As a result, the interest rate market risk implicit in these investments at September 30, 2018, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At September 30, 2018, the value of the investments in the pension plan was $68.6 million, and an immediate 10% decrease in this value would have reduced the value of the investments in the pension plan by approximately $6.9 million.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures, as defined in Rule 13a‑15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to certain litigation in the ordinary course, as described in Note 12, “Commitments and Contingencies,” to our condensed consolidated financial statements included herein and which our management deems will not have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

Except as otherwise described herein, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017.

We may fail to complete the Rockies Interest Purchase on a timely basis or at all.

Although we expect to complete the Rockies Interest Purchase by the end of 2018, the completion of the Rockies Interest Purchase is subject to closing conditions and there can be no assurance that the Rockies Interest Purchase will be completed on the anticipated schedule or at all. In particular, closing conditions involving third parties, such as the lender to the Gaylord Rockies joint venture and Marriott, may be difficult to satisfy and may not be satisfied on the anticipated schedule or at all. If we fail to consummate the Rockies Interest Purchase or should the completion of the Rockies Interest Purchase be significantly delayed, we will have incurred significant costs related to the Rockies Interest Purchase, such as costs for legal and accounting services, without realizing all or a portion of the intended economic benefits of the Rockies Interest Purchase. Even if we consummate the Rockies Interest Purchase, we may not realize the intended economic benefits. As a general matter, any failure to complete the Rockies Interest Purchase could have a negative impact on our business, results of operations or financial condition.

The consummation of the Rockies Interest Purchase will subject us to additional liability and risk.

Following the consummation of the Rockies Interest Purchase, and as a result of our increased ownership in the Gaylord Rockies joint venture, we will be subject to additional liability, including an expected increase in our obligations relating to various guarantees and environmental indemnities of the construction loan for the development and construction of Gaylord Rockies (as well as future financings). Additionally, we will be subject to increased risks related to the prevailing market conditions in the greater Denver area, as well as the general operating performance of Gaylord Rockies. The additional liabilities and risks associated with the completion of the Rockies Interest Purchase could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

Inapplicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description

2.1

Purchase Agreement, dated as of September 13, 2018, by and among Ryman Hospitality Properties, Inc., Aurora Convention Center Hotel Partners LLC, AREG Aurora CCH LLC, and RIDA Aurora LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 14, 2018).

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8‑K filed October 1, 2012).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: November 7, 2018	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President, Corporate
Controller and Chief Accounting Officer