Form 10-K
period 2018-12-31
Ryman Hospitality Properties, Inc.
filed 2019-02-26
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1‑13079

RYMAN HOSPITALITY PROPERTIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	73‑0664379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Gaylord Drive, Nashville, Tennessee	37214
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (615) 316‑6000

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock - $.01 par value per share	New York Stock Exchange
(Title of Class)	(Name of Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:
NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). ☐ Yes ☒ No

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on June 29, 2018 of $83.15 per share was approximately $3,694,974,051 (assuming for this purpose that shares beneficially owned by persons other than officers or directors of the registrant, and their affiliates, are held by non-affiliates).

As of January 31, 2019, there were 51,335,739 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10‑K.

RYMAN HOSPITALITY PROPERTIES, INC.

2018 ANNUAL REPORT ON FORM 10‑K

PART I

Throughout this report, we refer to Ryman Hospitality Properties, Inc., a Delaware corporation (“Ryman”), together with its subsidiaries, as “we,” “us,” “our,” or the “Company.” For each year discussed, our fiscal year ends on December 31. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes included in this Annual Report on Form 10‑K.

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (ii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries; (iii) our announced dividend policy including the frequency and amount of any dividend we may pay; (iv) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and our investment in the joint venture (the “Gaylord Rockies joint venture”) that owns the Gaylord Rockies Resort & Convention Center in Aurora, Colorado (“Gaylord Rockies”); (v) the Company’s future consolidation of the results of operations of the Gaylord Rockies joint venture; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; and (ix) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors including, but not limited to, those discussed in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Any forward-looking statement made in this Annual Report on Form 10‑K speaks only as of the date on which the statement is made. New risks and uncertainties may arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements we make in this report, except as may be required by law.

Item 1.            Business

Overview

Ryman is the successor to Gaylord Entertainment Company (“Gaylord”), a Delaware corporation originally incorporated in 1956. As part of the plan to restructure our business operations to facilitate our qualification as a real estate investment trust (“REIT”) for federal income tax purposes, Gaylord merged with and into its wholly-owned subsidiary, Ryman, on October 1, 2012, with Ryman as the surviving corporation, and Ryman succeeded to and began conducting, either directly or indirectly, all of the business conducted by Gaylord immediately prior to the merger. Ryman is a Delaware corporation that began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013. We specialize in group-oriented, destination hotel assets in urban and resort markets. As a REIT, we generally will not be subject to federal corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment substantially eliminates the federal “double taxation” on earnings from our REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. Our non-REIT operations, which consist of the activities of our taxable REIT subsidiaries (“TRSs”) that lease or sublease our hotels from our qualified REIT subsidiaries, as well as businesses within our Entertainment segment, continue to be subject, as applicable, to federal and state corporate income taxes.

Our owned assets include a network of four upscale, meetings-focused resorts totaling 8,114 rooms that are managed by Marriott under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Other owned hotel assets managed by Marriott include the Inn at Opryland, a 303‑room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192‑room overflow hotel adjacent to Gaylord National. We also own a 61.2% interest in a joint venture that owns Gaylord Rockies, which opened in December 2018 and is managed by Marriott under the Gaylord Hotels brand. For more information regarding the Company’s increase of its ownership in the Gaylord Rockies joint venture as of December 31, 2018, see “Gaylord Rockies Joint Venture” below.

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

Our operations are organized into three principal business segments: (i) Hospitality, which includes our hotel properties and the results of hotel operations, as well as the Gaylord Rockies joint venture; (ii) Entertainment, which includes our Grand Ole Opry assets, the Ryman Auditorium, WSM-AM, Ole Red, and our other Nashville-based attractions, among others; and (iii) Corporate and Other, which includes corporate expenses. These three business segments — Hospitality, Entertainment, and Corporate and Other — represented approximately 88%, 12%, and 0%, respectively, of our total revenues for the fiscal year ended December 31, 2018.

Financial information by business segment and for each of our Gaylord Hotels properties as of December 31, 2018 and for each of the three years then ended appears in Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 14 – Financial Reporting by Business Segments” to our consolidated financial statements included in this Annual Report on Form 10‑K.

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

•

Expansion of Hotel Asset Portfolio. While our short-term capital allocation strategy has focused on returning capital to stockholders through the payment of dividends, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are generally interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. To this end, we recently increased our investment in the Gaylord Rockies joint venture to 61.2%. As a REIT, we do not view independent, large-scale development of resort and convention hotels as part of our long-term growth strategy.

•

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in four Blake Shelton-themed multi-level bar, music venue and event spaces in Nashville, Orlando, Gatlinburg Tennessee, and Tishomingo Oklahoma, named after the Shelton hit “Ol’ Red.”

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

Marriott is responsible for the day-to-day management of our Gaylord Hotels, Gaylord Rockies, the Inn at Opryland, and the AC Hotel. We believe that our Gaylord Hotels properties have benefitted and will continue to benefit from Marriott’s expansive sales force and popular frequent traveler program, as well as their ability to manage group business.

Based on our information and information and data obtained from Smith Travel Research, the top 10 hotels within the United States with the highest square footage of self-contained exhibit and meeting space as of January 2019 are as follows:

			Total Exhibit and
			Meeting Space
Facility	Location	Hotel Rooms	(sq. ft.)
The Venetian Resort & Casino	Las Vegas, NV	4,049	2,250,000
Mandalay Bay Resort & Casino	Las Vegas, NV	4,326	2,100,000
Gaylord Opryland Resort & Convention Center	Nashville, TN	2,888	640,000
MGM Grand Las Vegas	Las Vegas, NV	6,852	602,000
Gaylord National Resort & Convention Center	National Harbor, MD	1,996	501,000
Gaylord Texan Resort & Convention Center	Grapevine, TX	1,814	488,000
Marriott Orlando World Center Resort	Orlando, FL	2,007	450,000
Rosen Shingle Creek Resort	Orlando, FL	1,501	410,000
Gaylord Rockies Resort & Convention Center (1)	Aurora, CO	1,501	409,000
Gaylord Palms Resort & Convention Center	Kissimmee, FL	1,416	400,000

(1)	The Company owns a 61.2 percent interest through a joint venture.

Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the Ryman Auditorium, the General Jackson Showboat, and other attractions in the Nashville area. Gaylord Opryland has 2,888 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 640,000 square feet. Gaylord Opryland is routinely recognized by many industry and commercial publications, including being named a 2018 STELLA Award Finalist by Meetings & Conventions and Successful Meetings magazines, a 2018 Award of Excellence Recipient from Corporate & Incentive Travel magazine, 2018 Best of the South Award Winner from Meetings Today, and recognition as a member of Meeting & Conventions Hall of Fame. We recently opened the indoor sections of a $90 million luxury indoor/outdoor waterpark with over 200,000 square feet of water attractions and amenities adjacent to Gaylord Opryland. We expect to open the outdoor sections in spring 2019.

Gaylord Palms Resort and Convention Center — Kissimmee, Florida. Gaylord Palms has 1,416 signature guest rooms, three ballrooms with approximately 76,000 square feet, 76 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The resort is situated on a 65‑acre site in Osceola County, Florida, which we have leased pursuant to a 75‑year ground lease with a 24‑year renewal option. The resort is approximately a five-minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets, a new resort pool, and a full-service spa with 20,000 square feet of dedicated space. Hotel guests also have golf privileges at Celebration Golf Club, located approximately two miles from the property. Gaylord Palms is rated as a AAA Four-Diamond Hotel and is routinely recognized by many industry and commercial publications, including being named a 2018 STELLA Award Winner by Meetings & Conventions and Successful Meetings magazines, a 2018 Award of Excellence Recipient from Corporate & Incentive Travel magazine, 2018 Best of the South Award Winner from Meetings Today, and recognition as a member of Meeting & Conventions Hall of Fame. We recently began construction of a $158 million expansion of Gaylord Palms, which will include an additional 303 guest rooms and 90,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure. The expansion is expected to be completed in summer 2021.

Gaylord Texan Resort and Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. Of the 85 acres, we own 75 acres and lease approximately 10 acres pursuant to a ground lease. The hotel features a lavish and expansive atrium, 1,814 signature guest rooms, four ballrooms with approximately 115,000 square feet, 88 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 488,000 square feet. The property also includes a number of themed restaurants, retail outlets, a recently expanded resort pool, a full-service spa with 25,000 square feet of dedicated space, and an entertainment complex consisting of an approximately 39,000 square foot venue with a performance stage, dance floor, and a two-story outdoor deck. Guests also have access to the adjacent Cowboys Golf Club. The Gaylord Texan is rated as a AAA Four-Diamond Hotel and is routinely recognized by many industry and commercial publications, including being named a 2018 STELLA Award Winner by Meetings & Conventions and Successful Meetings magazines, a 2018 Award of Excellence Recipient from Corporate & Incentive Travel magazine, and 2018 Best of the South Award Winner from Meetings Today. We recently completed construction of a $110 million expansion of Gaylord Texan that included an additional 303 guest rooms and 88,000 square feet of meeting space.

Gaylord National Resort and Convention Center — National Harbor, Maryland. Gaylord National is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 501,000 square feet. The hotel complex includes an 18‑story glass atrium, a 20,000 square foot spa and fitness center, a freestanding 24,000‑square foot ballroom building offering 16,000 square feet of meeting space on the banks of the Potomac River that opened in May 2017, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. The Gaylord National is rated as a AAA Four-Diamond Hotel and is routinely recognized by many industry and commercial publications, including being named a 2018 STELLA Award Finalist by Meetings & Conventions and Successful Meetings magazines, a 2018 Award of Excellence Recipient from Corporate & Incentive Travel magazine, and 2018 Best of the East Award Winner from Meetings Today.

Gaylord Rockies Resort and Convention Center — Aurora, Colorado. As further discussed in “Note 4 – Investment in Gaylord Rockies Joint Venture” to our consolidated financial statements included in this Annual Report on Form 10‑K, we have invested in a 61.2% interest in a joint venture that owns Gaylord Rockies. Gaylord Rockies is situated on approximately 85 acres and is located approximately 10 minutes from Denver International Airport. The hotel features a lavish and expansive atrium, 1,501 signature guest rooms, including 114 suites, four ballrooms with up to approximately

60,000 square feet, up to 81 breakout rooms, indoor meeting, exhibit and pre-function space of approximately 409,000 square feet, and additional outdoor meeting space of approximately 76,000 square feet. The property also includes a number of themed restaurants, retail outlets, a full-service spa, five outdoor event spaces and an indoor/outdoor pool complex. The approximately $800 million hotel project opened on a limited basis in December 2018 and on a fully completed basis in January 2019. Like our Gaylord Hotels properties, the day-to-day operations of Gaylord Rockies is managed by Marriott.

Inn at Opryland. We also own the Inn at Opryland, which is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space.

AC Hotel. We also own the AC Hotel, which is located near Gaylord National. The hotel has 192 rooms and approximately 3,700 square feet of meeting space.

Description of our Entertainment Portfolio

The Grand Ole Opry. The Grand Ole Opry, which celebrated its 93rd anniversary in 2018, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Grand Ole Opry House, home of the Grand Ole Opry, seats approximately 4,400, is located in the Opryland complex, and was named the Venue of the Year by the Academy of Country Music in 2014. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and Sirius/XM Radio and streamed on the Internet. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists and other acts. Construction is ongoing of an approximately $20 million expansion to the Grand Ole Opry House, which will include a larger retail space, additional food and beverage options, a redesigned box office, VIP lounge area with a backstage tour theater, and additional parking. Construction on the improvements is partially complete, with the remainder anticipated to be completed in second quarter 2019.

Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. In June 2015, the Ryman completed a $14 million expansion, including updated museum exhibits, a new museum theatre and a new café. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2018 to January 2019. The Ryman Auditorium has been nominated for “Theatre of the Year” by Pollstar Concert Industry Awards every year since 2003, winning the award every year since 2010, and was named the Venue of the Year by the Academy of Country Music in 2009, 2011, 2013, 2015 and 2017.

WSM-AM. WSM-AM commenced broadcasting in 1925. The involvement of Ryman’s predecessors with country music dates back to the creation of the radio program that became The Grand Ole Opry, which has been broadcast live on WSM-AM since 1925. WSM-AM is broadcast from the Gaylord Opryland complex in Nashville and has a country music format. WSM-AM is one of the nation’s “clear channel” stations, meaning that no other station in a 750‑mile radius uses the same frequency for night time broadcasts. As a result, the station’s signal, transmitted by a 50,000‑watt transmitter, can be heard at night in much of the United States and parts of Canada.

Ole Red. In May 2018, we opened our flagship Ole Red location, a multi-level entertainment venue in downtown Nashville. The 26,000‑square foot venue features a two-story bar and restaurant, performance space, private event space and a 6,000‑square foot rooftop restaurant and bar. We own an additional Ole Red location in Tishomingo, Oklahoma, and are developing two additional locations in Gatlinburg, Tennessee, and Orlando, Florida. The Gatlinburg location is anticipated to open in March 2019 and the Orlando location is expected to open in Spring 2020.

The General Jackson Showboat. We own the General Jackson Showboat, a 300‑foot, four-deck paddle wheel showboat on the Cumberland River, which flows past the Gaylord Opryland complex in Nashville. Its Victorian Theatre can seat 600 people for banquets and 1,000 people for theater-style presentations. The showboat stages Broadway-style shows and other theatrical productions. The General Jackson is one of many sources of entertainment that is available to conventions held at Gaylord Opryland. During the day, it operates cruises, primarily serving tourists visiting the Gaylord Opryland complex and the Nashville area. Marriott manages the day-to-day operations of the General Jackson.

Gaylord Springs. Minutes from Gaylord Opryland, Gaylord Springs (our 18‑hole championship golf course) was designed by former U.S. Open and PGA Champion Larry Nelson.  The 40,000 square-foot antebellum-style clubhouse offers meeting space for up to 500 guests. Marriott manages the day-to-day operations of Gaylord Springs.

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

All of our assets are held by, and all of our operations are conducted through, RHP Hotel Properties, LP, a Delaware limited partnership (the “Operating Partnership”). On December 31, 2018, we amended the limited partnership agreement of the Operating Partnership to provide that its partnership units may be exchanged on a one-for-one basis for shares of our common stock. Under certain circumstances, we may issue such partnership units as consideration to acquire hotel properties. By offering partnership units, the seller of such hotel property could defer federal income tax on any of the seller’s gains on sale, and this tax advantage may enable us to acquire hotel properties in the future which otherwise may not be available for sale.

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

Tax Status

As a REIT, we generally are not subject to corporate federal income tax on that portion of our REIT taxable income that we distribute to our stockholders. In addition to the requirement that 75% of our gross income for each taxable year be derived from “rents from real property” discussed above, we are subject to other organizational and operational requirements including the requirement that we distribute at least 90% of our REIT taxable income each year and the requirement that no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include various kinds of entities). We will be subject to federal and state income tax on our taxable income at regular corporate rates to the extent we distribute less than 100% of our REIT taxable income in any taxable year or if we fail to qualify as a REIT for federal income tax purposes in any taxable year. In that latter event, we will also not be permitted to qualify for treatment as a REIT for federal income tax purposes until the fifth year following any year in which qualification is lost. Our non-REIT operations, which consist of the activities of our TRSs that lease or sublease our hotels from our qualified REIT subsidiaries, as well as businesses within our Entertainment segment, will continue to be subject, as applicable, to federal and state corporate income taxes.

Employees

At December 31, 2018, we had approximately 510 full-time and 603 part-time and temporary employees. Of these, approximately 429 full-time and 599 part-time employees were employed in our Entertainment segment; and approximately 81 full-time employees and 4 part-time employees were employed in our Corporate and Other segment, with several of those Corporate and Other segment employees providing direct support to our Entertainment segment. We believe our relations with our employees are good. In connection with Marriott’s assumption of the day-to-day management of our Gaylord Hotels properties and certain other assets, effective in 2012, our former employees involved in the day-to-day operations of our Gaylord Hotels, as well as the Inn at Opryland, the General Jackson, Gaylord Springs and the Wildhorse Saloon, became employees of Marriott. Since that time, Marriott has been responsible for hiring and maintaining the labor force at each of these properties, as well as Gaylord Rockies and the AC Hotel upon opening.

Competition

Hospitality

Our current hotel properties compete with numerous other hotels throughout the United States and abroad, particularly the approximately 100 convention hotels that, on average, have over 1,000 rooms and a significant amount of meeting and exhibit space. We believe that competition among convention hotels is based on, among other things: (i) the hotel’s reputation, (ii) the quality of the hotel’s facility, (iii) the quality and scope of a hotel’s meeting and convention facilities and services, (iv) the desirability of a hotel’s location, (v) travel distance to a hotel for meeting attendees, (vi) a hotel facility’s accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, (viii) service levels at the hotel, and (ix) price. Our hotels also compete against large municipal convention centers, including Orlando, Chicago, Atlanta, Dallas, Nashville, Washington, D.C. and Denver.

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

Management Agreements

Gaylord Hotels. We are a party to a management agreement with Marriott for each of our four owned Gaylord Hotels properties, as well as a pooling agreement with Marriott with respect to our four owned Gaylord Hotels properties on an aggregate basis. Each of the management agreements has a term expiring in 2047, with three automatic 10‑year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of the management agreements requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement requires us to pay to Marriott an incentive fee of 10% of the first $15.0 million of pooled available cash flow (which is generally operating profit for the pooled hotels less an owner’s priority) plus 20% of any additional pooled available cash flow over such threshold. The owner’s priority is collectively $240 million, plus certain additional amounts, including 10% of certain non-routine capital expenditures and conversion work, and 10% of replacements of furniture, fixtures, and equipment and routine capital expenditures in excess of a reserve. If one or more of our Gaylord Hotels properties were not a “pooled hotel” (i.e., if we cease to own the hotel or we lease the hotel to a third party), the thresholds used to calculate the incentive fee in the pooling agreement will be adjusted, and the incentive fee for the non-pooled hotel will be based on such hotel’s performance. The management agreements and pooling agreement also contain certain restrictions on our incurring indebtedness that encumber our Gaylord Hotels properties on an individual or aggregate basis. The management agreements may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards. The management agreements prohibit us from selling the Gaylord Hotels properties to certain persons, including any person who does not, in Marriott’s reasonable judgment, have sufficient financial resources and liquidity to fulfill our obligations under the management agreements, or any person who owns a controlling interest in a hotel brand (e.g., Hilton or Hyatt) totaling at least ten full-service hotels that are not affiliated with a brand but that are marketed and operated as a collective group, if such brand or group of hotels compete with Marriott. In addition, we may not sell a Gaylord Hotels property if we are then in breach of the applicable management agreement.

Gaylord Rockies.  Marriott manages the day-to-day operations of Gaylord Rockies pursuant to a management agreement that requires the joint venture to pay Marriott a base management fee of approximately 3% of gross revenues for each fiscal year or portion thereof. This management agreement expires in 2049, with two automatic 20-year renewal periods (provided the hotel has met certain performance thresholds). Additionally, this management agreement requires the joint venture to pay Marriott an incentive fee of 20% of available cash flow (as defined in the management agreement). The owner’s priority is $81.4 million, plus certain additional amounts, including 10.75% of certain non-routine capital expenditures.

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

AC Hotel. Marriott manages the day-to-day operations of the AC Hotel pursuant to a management agreement that requires us to pay Marriott a base management fee of 7% of gross revenues. This management agreement expires in 2040, with two ten-year renewal options so long as neither party terminates the agreement. Additionally, this management agreement requires us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreement) over a certain threshold.

Certain Nashville Attractions. Marriott manages the General Jackson, the Wildhorse Saloon, and Gaylord Springs pursuant to management agreements. Each of these management agreements require us to pay Marriott a base management fee of approximately 2% of total revenues. Additionally, the management agreements require us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreements) over a certain threshold. The management agreements for the General Jackson and the Wildhorse Saloon expired in 2017, with five one-year renewal options, the second of which was exercised in 2018, so long as neither party terminates the agreement. The management agreement for Gaylord Springs expires in 2022.

Total base management fees incurred during 2018, 2017 and 2016 were $23.3 million, $22.0 million and $21.4 million, respectively. Total incentive fees incurred during 2018, 2017 and 2016 were $11.8 million, $6.1 million and $4.8 million, respectively. Management fees are presented in the accompanying financial information net of the amortization of the deferred management rights proceeds discussed further in “Note 6 – Deferred Management Rights Proceeds” to our consolidated financial statements included in this Annual Report on Form 10‑K.

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

Additional Information

Our web site address is www.rymanhp.com. We make available free of charge through our web site our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, definitive proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information provided on our web site is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report. The public may also read and copy any materials that we file with the SEC on their website at www.sec.gov.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company at January 1, 2019. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	71	Chairman of the Board of Directors and Chief Executive Officer
Mark Fioravanti	57	President and Chief Financial Officer
Bennett Westbrook	52	Executive Vice President and Chief Development Officer
Patrick Chaffin	45	Executive Vice President, Asset Management
Scott J. Lynn	45	Executive Vice President, General Counsel and Secretary
Jennifer Hutcheson	41	Senior Vice President, Corporate Controller and Chief Accounting Officer

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

Bennett Westbrook is Executive Vice President and Chief Development Officer, a position he has held since June 2016. Prior to that time, Mr. Westbrook served as Senior Vice President of Investments and Design and Construction for the Company. Mr. Westbrook leads the Company’s acquisition, development, and design and construction efforts on hospitality projects and other real estate and investment-related projects. Prior to joining the Company in 2001, Mr. Westbrook was Corporate Director of Development at Harrah’s Entertainment, Inc. from 2000‑2001, Regional Real

Estate Manager for Federated Department Stores (now Macy’s, Inc.) from 1997‑2000, and Director of Development at Harrah’s Entertainment, Inc. from 1994‑1997. Mr. Westbrook earned both his B.A. degree in Political Science and MBA degree at Vanderbilt University.

Patrick Chaffin is Executive Vice President of Asset Management for Ryman Hospitality Properties, a position he has held since April 2018. In this role, Mr. Chaffin’s primary focus is oversight of the resort and convention center assets comprising the Gaylord Hotels brand. From January 2013 to March 2018, he was the Senior Vice President of Asset Management. From January 2007 to December 2012, he led the strategic planning, operations analysis and investor relations functions for Gaylord Entertainment. Prior to its sale in June 2007, Mr. Chaffin served as the head of finance for ResortQuest International, formerly a division of Gaylord Entertainment. Prior to joining Gaylord Entertainment in January 2005, Mr. Chaffin worked for General Motors Corporation for 9 years serving in a variety of corporate and manufacturing positions. Mr. Chaffin earned a B.S. degree from Lipscomb University and an MBA from the Owen Graduate School of Management at Vanderbilt University.

Scott J. Lynn is the Executive Vice President, General Counsel and Secretary of the Company, a position he has held since May 2018. From January 2013 to April 2018, he was the Company’s Senior Vice President, General Counsel and Secretary. From August 2003 to January 2013, he served as the Company’s Associate General Counsel. From May 2002 to August 2003, Mr. Lynn was Senior Counsel at Progeny Marketing Innovations, a subsidiary of Cendant Corporation. From August 1998 to May 2002, Mr. Lynn was an associate at the law firm of Stokes & Bartholomew, P.A. Mr. Lynn is a graduate of the Vanderbilt University School of Law and Tennessee Technological University.

Jennifer Hutcheson is the Senior Vice President, Corporate Controller and Chief Accounting Officer of the Company, a position she has held since May 2018. From January 2013 to April 2018, she was the Senior Vice President and Corporate Controller of the Company. From March 2006 to December 2012, she served as the Company’s Vice President of Accounting and Tax. From May 2004 to March 2006, she served as the Company’s Director of Corporate Accounting. From August 2002 to April 2004, she was the Corporate Accounting Manager at Private Business Inc. Prior to that time, she was an auditor with Ernst & Young LLP and Arthur Andersen. Ms. Hutcheson, who is a certified public accountant, has a B.S. degree in accounting from Tennessee Technological University and an MBA from the Owen Graduate School of Management at Vanderbilt University.

Item 1A.             Risk Factors

You should carefully consider the following specific risk factors as well as the other information contained or incorporated by reference in this Annual Report on Form 10‑K as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties. Some statements in the “Business” section and elsewhere in this Annual Report on Form 10‑K are “forward-looking statements” and are qualified by the cautionary language regarding such statements. See “Forward-Looking Statements” above.

If we fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income.

If, in any taxable year, we fail to qualify for taxation as a REIT, and are not entitled to relief under the Internal Revenue Code of 1986, as amended (the “Code”):

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income; and
•	we would be subject to federal and state income tax on our taxable income at regular corporate rates.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for other purposes. This adverse impact could last for five or more years. Unless we are entitled to relief under certain statutory provisions, we would be taxable as a C corporation beginning in the year in which the failure occurs, and we would not be allowed to re-elect to be taxed as a REIT for the following four years.

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

Prior to 2012, we had not paid a cash distribution on our common stock since 1999. Beginning in 2013 we declared, and we intend to continue to declare, regular quarterly distributions, the amount of which will be determined, and will be subject to adjustment, by our board of directors. Our board of directors has approved a dividend policy pursuant to which we will pay a quarterly cash dividend in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income on an annual basis, whichever is greater. This dividend policy may be altered at any time by our board of directors, and certain provisions of our debt agreements may prohibit us from paying dividends in accordance with the policy. To qualify as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal and state income tax purposes, or the effect of nondeductible expenditures.

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

We hold our non-qualifying REIT assets in one or more TRSs. These non-qualifying REIT assets consist primarily of non-real estate assets related to our Hospitality segment and the assets related to our Entertainment segment as historically structured and operated. We conduct a significant portion of our business activities through these TRSs. Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other non-qualifying assets and no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs. These limitations may affect our ability to make additional investments in our Entertainment segment as historically structured and operated or in other non-REIT qualifying operations or assets. To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may otherwise be invested in future acquisitions, capital expenditures or repayment of debt, and it is possible that we might be required to borrow funds, sell assets or issue equity to fund these distributions, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings.

Our planned use of TRSs may cause us to fail to qualify as a REIT.

The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and certain other non-qualifying assets to exceed 20% of the fair market value of our assets, we would fail to qualify as a REIT.

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

Even though we are conducting our business as a REIT, we may be subject to certain federal, state, and local taxes on our income and assets, taxes on any undistributed income, and state or local income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT.

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

Due to federal income tax laws that restrict REITs from operating and managing hotels, we do not operate or manage the day-to-day functions of any of our hotel properties as a REIT. We lease or sublease our hotel properties to TRSs, and such TRS lessees have engaged Marriott as a third-party hotel manager pursuant to hotel management agreements. Marriott manages the day-to-day operations of our Gaylord Hotels, as well as Gaylord Rockies, the Inn at Opryland and the AC Hotel. We will identify third-party hotel managers to operate and manage any hotels that we acquire in the future. Our third-party hotel managers are responsible for the day-to-day management of our hotel properties, including, but not limited to, implementing significant operating decisions, setting rates for rooms and meeting space, controlling revenue and expenditures, collecting accounts receivable, and recruiting, employing and supervising employees at our hotel properties. We do not have the authority to require our third-party hotel managers to operate our hotel properties in a particular manner, although we have consent and approval rights for certain matters under our hotel management agreements with Marriott, subject to the limitations described therein. As a result, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders are largely dependent on the ability of our third-party hotel managers to operate our hotel properties successfully. Any failure by our third-party hotel managers to provide quality services and amenities or to maintain and protect a quality brand name and reputation could have a negative impact on their ability to operate and manage our hotel properties successfully and could negatively impact our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

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

The ability of Marriott to successfully operate and manage our current hotel properties and convention business is subject to factors beyond our and their control, which could reduce the revenue and operating income of these properties. These factors include:

•	the desirability and perceived attractiveness of the Nashville, Tennessee; Orlando, Florida; Dallas, Texas; Washington D.C. and Denver, Colorado areas as tourist and convention destinations;
•	adverse changes in the national economy and in the levels of tourism and convention business that affect our current hotel properties;
•	the level of governmental group business, which has decreased at times in the past due to uncertainty surrounding the U.S. government budget;
•	Marriott’s ability to attract group convention business;
•	Marriott’s ability to contract for and collect attrition and cancellation fees from groups that do not fulfill minimum stay or spending requirements;
•	the opening of other new hotels could impact the group convention business at our current hotel properties;
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
•

increases in our operating costs due to labor costs in connection with workers’ compensation, healthcare-related costs (including the Affordable Care Act or its potential replacement), and organized labor activities, the last of which, in addition to increasing labor costs, could cause a diversion of business from our hotels involved in labor negotiations and loss of group business.

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

The hotel business is capital-intensive, and our inability to obtain financing or successfully complete acquisitions or capital improvements, or the disruption associated with them, could limit our growth.

Acquisitions of hotels will require significant capital expenditures, and hotels that we acquire may need renovations and capital improvements at the time of acquisition. All of our hotel properties will require periodic capital expenditures and renovation to remain competitive. We may also undertake hotel expansions or new features at our existing hotel properties that involve significant capital expenditures, such as our Gaylord Palms expansion and our resort pool project at Gaylord Opryland. If any hotels that we acquire are subject to franchise agreements, the franchisors of these hotels may also require periodic capital improvements as a condition to our maintaining the franchise licenses. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and net of capital gains) each year to maintain our qualification as a REIT for federal income tax purposes. As a result, our ability to fund acquisitions or capital expenditures through any retained earnings or operating cash flow will be limited. Consequently, we will rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Our ability to grow through acquisitions will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

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

We completed our purchase of an additional interest in the Gaylord Rockies joint venture, which has subjected us to additional liability and risk.

As a result of the completion of the transaction to increase our ownership in the Gaylord Rockies joint venture to 61.2%, we are subject to additional liability, including an increase in our obligations relating to various guarantees and environmental indemnities of the construction loan for the development and construction of Gaylord Rockies (and possibly future financings). Beginning in 2019, we will consolidate the results of operations of Gaylord Rockies with our consolidated results of operations. Additionally, we are subject to increased risks related to the prevailing market conditions in the greater Denver area, as well as the general operating performance of Gaylord Rockies. The additional liabilities and risks associated with the increase in our ownership of the Gaylord Rockies joint venture and consolidation of its financial results could have a material adverse effect on our business, financial condition and results of operations.

Accounting for the acquisition of a hotel property or other entity as a business combination, or as part of a step acquisition in which we become the primary beneficiary in a variable interest entity, requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their estimated fair values. Should the allocation be incorrect, our assets and liabilities may be overstated or understated, which may also subsequently affect our statement of operations.

As we consider growth opportunities through acquisitions, accounting for any such acquisition of a hotel property or other entity as a purchase combination, or as part of a step acquisition in which we become the primary beneficiary of a variable interest entity, requires an allocation of the purchase price to the assets acquired and liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as land, property, equipment, intangible assets and contractual obligations that are assumed as part of the acquisition. We used all available information to make these fair value determinations and may engage independent valuation specialists to assist in the fair value determination of the long-lived assets acquired and the liabilities assumed. Should any of these allocations be incorrect, our assets and liabilities may be overstated or understated, which may also subsequently affect our statement of operations.

Our substantial debt could reduce our cash flow and limit our business activities.

We currently have a significant amount of debt. At December 31, 2018, we had approximately $2.4 billion of total debt (which includes approximately $0.5 billion of debt related to our Gaylord Rockies joint venture (reflected in our balance sheet at December 31, 2018), in which we own a 61.2% interest). We may incur additional debt in connection with any additional hotel acquisitions, development, investment in new projects, renovations, or capital improvement.

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

We could be required to refinance our debt before it matures and there is no assurance that we will be able to refinance our debt on acceptable terms.

Currently, the revolving loans and letters of credit under our credit facility mature in 2021, and we could be required to refinance this facility prior to such date. We have outstanding $350.0 million in aggregate principal amount of our 5.00% senior unsecured notes that also mature in 2021. Further, we have outstanding $200.0 million under our $200 million term loan A, $400.0 million in aggregate principal amount of additional 5.00% senior unsecured notes, and $491.3 million under our $500 million term loan B, which mature in 2022, 2023 and 2024, respectively. Further, the Gaylord Rockies joint venture construction and mezzanine loans mature in 2019, unless extended pursuant to existing extension options.

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

If we fail to comply with these covenants, we would be in default under our credit facility and the indentures governing our senior unsecured notes, and the outstanding principal and accrued interest on such debt would become due and payable.

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

Subject to applicable laws and certain agreed-upon exceptions, our $700 revolving credit facility, $200 million term loan A, and $500 million term loan B are secured by liens on the substantial majority of our assets, including mortgages on each of our Gaylord Hotels properties. In addition, the Gaylord Rockies joint venture’s $500 million construction loan and $39 million mezzanine loan are secured by liens on the substantial majority of Gaylord Rockies assets. In the event of a default under our credit facility, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.

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

Cyber security incidents could have a disruptive effect on our business.

While we have implemented security measures to safeguard our systems and data, our measures or the measures of our service providers or hotel manager may not be sufficient to maintain the confidentiality, security, or availability of the data collected, stored, and used to manage our Gaylord Hotels properties or Gaylord Rockies. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to data, failure of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “phishing” or other types of business email compromises, operator error, or inadvertent releases of data may materially impact our information systems and records of those of our owners, licensees, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications and the frequency and sophistication of efforts by third parties to gain unauthorized access or prevent authorized access to such systems have greatly increased in recent years. Like most large multinational corporations, our hotel manager has experienced cyber-attacks, and attempts to disrupt access to its systems and data or those of properties it manages and the frequency and sophistication of such efforts could continue to increase. Although some of these efforts may not be successful or impactful, a significant theft, loss, loss of access to, or fraudulent use of guest, associate, owner, licensee, or company data could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, compromises in the security of our information systems or those of our owners, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems or our hotel manager’s system, resulting in operational inefficiencies and a loss of profits, and negative publicity, resulting in tangible adverse effects on our business, including consumer boycotts, cancellations, lost sales or litigation, all of which could affect our market share, reputation, business, financial condition, or results of operations. In addition, although we or our manager carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security compromises, and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.

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

Our operating income and ability to make distributions to our stockholders may be reduced by acts of God, outbreaks of pandemic disease, or acts of terrorism in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Gaylord Opryland, which is located adjacent to the Cumberland River and is protected by levees built to sustain a 100‑year flood, suffered flood damage on May 3, 2010 as the river rose to levels that over-topped the levees. The per occurrence flood insurance limit for our Gaylord Opryland hotel is now $500 million. We have also completed enhancements to the levees that protect the hotel to increase the height of the levees. While we believe these steps are reasonable given the likelihood of flood damage at Gaylord Opryland, there can be no assurances that flooding will not occur at Gaylord Opryland in the future. Some types of losses, such as from flood, earthquake, terrorism and environmental hazards, may be either uninsurable, subject to sublimit, or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, outbreaks of pandemic disease, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty, may cause our future results to differ materially from anticipated results.

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

Third-party infringement of the Gaylord Hotels marks now owned by Marriott or the marks we own and use in our entertainment business, or the failure to enforce rights to the marks, could be damaging to our business.

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

Our operating income and profits may be reduced by legal or governmental proceedings brought by or on behalf of our employees, customers or other third parties. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination, customer privacy breaches and other alleged violations of law. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time and were resolved in an immaterial manner, but we cannot assure you that we will not incur substantial damages and expenses resulting from future lawsuits of this type or other claims, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, because we rely on third-party managers to operate our hotel properties and certain attractions, we have limited control over defending lawsuits of this type or other claims.

Healthcare reform legislation could adversely affect our results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) serves as the primary vehicle for comprehensive healthcare reform in the United States. Efforts by the presidential administration and certain members of Congress to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation in 2017, including the successful repeal of the penalty associated with the individual mandate of the Affordable Care Act, effective for 2019, have cast considerable uncertainty on the future of the Affordable Care Act. This and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. Further, because the individual mandate penalty was eliminated, a federal judge in Texas ruled in December 2018 that the entire Affordable Care Act was unconstitutional. However, the law remains in effect pending appeal. There is uncertainty regarding whether, when, and how the Affordable Care Act will be changed and the ultimate result of any court challenges. We anticipate Congress will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting additional fundamental changes in the health care system. For example, some members of Congress have suggested expanding the coverage of government-funded programs, including single-payor models.

At this time, pursuant to our management agreements, our third-party managers may pass certain health care costs for employees working at our properties through to us. As such, the provisions of the Affordable Care Act as currently in effect, as modified, or subsequent legislation, may significantly raise our and our third-party managers’ employee health benefits costs and/or alter the benefits we or our third-party managers are required to provide to our respective employees. If we or our third-party hotel managers are not able to limit or offset future cost increases, those costs could have an adverse effect on our results of operations. As a result, government efforts to repeal or change the Affordable Care Act or implement other reform initiatives may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity.

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

Item 1B.            Unresolved Staff Comments

None.

Item 2.              Properties

Hospitality Segment

			Meeting, Exhibit and
Hotel	Location	Rooms	Pre-Function Space
Gaylord Opryland	Nashville, TN	2,888	640,000
Gaylord National	National Harbor, MD (Washington, DC area)	1,996	501,000
Gaylord Texan	Grapevine, TX (Dallas area)	1,814	488,000
Gaylord Rockies (1)	Aurora, CO (Denver area)	1,501	409,000
Gaylord Palms	Kissimmee, FL (Orlando area)	1,416	400,000
Inn at Opryland	Nashville, TN	303	14,000
AC Hotel	National Harbor, MD (Washington, DC area)	192	3,700

(1)	The Company owns a 61.2 percent interest in a joint venture that owns this property.

We own our Opryland complex in Nashville, Tennessee, which includes the site of Gaylord Opryland (approximately 172 acres). We also own the approximately 6‑acre site of the Inn at Opryland, which is located near the Opryland complex. We have leased a 65‑acre tract in Osceola County, Florida, on which the Gaylord Palms is located, pursuant to a 75‑year ground lease with a 24‑year renewal option. We acquired approximately 85 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 10 acres), on which the Gaylord Texan is located. We also own an additional approximately 40 acres of property near the Gaylord Texan. We own approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which the Gaylord National is located and we own fee title to the condominium unit in the eight-story building in which the AC Hotel is located. All of our four owned Gaylord Hotels properties secure our credit facility, and Gaylord Rockies assets secure the debt of the Gaylord Rockies joint venture, as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Gaylord Rockies joint venture owns approximately 85 acres, on which Gaylord Rockies is located, which is leased to a TRS owned by the Gaylord Rockies joint venture. Each of our hotel properties is leased or subleased to one of our TRSs, and such TRS has engaged Marriott to manage the day-to-day operations of the hotel. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.” For the operating results of our hotels on a property basis, see “Operating Results – Detailed Segment Financial Information” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Entertainment Segment

We own the General Jackson’s docking facility, the Grand Ole Opry House and WSM Radio’s offices and studios, each of which are located within the Opryland complex. We also own Gaylord Springs, an 18‑hole golf course situated on over 200 acres, which is located near the Opryland complex. In downtown Nashville, we own the Ryman Auditorium, the Wildhorse Saloon dance hall and production facility, and Ole Red. We also own an approximate 17,000 square foot building in downtown Nashville that we are currently evaluating for future use. Our TRSs have engaged Marriott to manage the day-to-day operations of the General Jackson Showboat, Gaylord Springs and the Wildhorse Saloon. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.”

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

We maintain various insurance policies, including general liability and property damage insurance, as well as workers’ compensation, business interruption, and other policies, which we believe provide adequate coverage for the risks associated with our range of operations. We believe that we are adequately insured against these claims by our existing insurance policies and that the outcome of any pending claims or proceedings will not have a material effect on our financial statements.

For further discussion of legal proceedings, see “Note 12 – Commitments and Contingencies” to our consolidated financial statements included herein.

Item 4.            Mine Safety Disclosures

None.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “RHP”.

Dividends Declared in 2018

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

On December 7, 2018, the Company’s board of directors declared the Company’s fourth quarter 2018 cash dividend in the amount of $0.85 per share of common stock, or an aggregate of approximately $43.6 million in cash, which was paid on January 15, 2019 to stockholders of record as of the close of business on December 28, 2018.

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

Other Information

There were approximately 777 record holders of our common stock at January 31, 2019.

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

The terms of our credit facility restrict our ability to pay dividends. We are not permitted to pay a dividend to our stockholders if the aggregate amount of all distributions to our stockholders in a given year exceeds 95% of our funds from operations (as defined in the credit facility) for that fiscal year. Notwithstanding this restriction, we are permitted to pay dividends to stockholders to the extent necessary to maintain our status as a REIT.

Item 6.            Selected Financial Data

The following selected historical financial information of the Company and its subsidiaries as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 was derived from our audited consolidated financial statements included herein. The selected financial information as of December 31, 2016, 2015 and 2014 and for each of the two years in the period ended December 31, 2015 was derived from previously issued audited consolidated financial statements. As a result of the Company’s 2018 adoption of Financial Accounting Standards Board Accounting Standards Update No. 2017-07, “Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” as discussed further in Note 1 to the consolidated financial statements included herein, certain amounts in prior periods have been reclassified to conform to the 2018 presentation. The information in the following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 included herein (in thousands, except per share amounts).

	Years Ended December 31,
	2018	2017	2016	2015	2014
Income Statement Data:
REVENUES:
Rooms	$454,370	$431,768	$420,011	$404,457	$384,185
Food and beverage	519,843	483,945	477,493	461,157	437,673
Other hotel revenue	153,690	143,947	142,139	128,989	132,308
Entertainment	147,215	125,059	109,564	97,521	86,825
Total revenues	1,275,118	1,184,719	1,149,207	1,092,124	1,040,991
OPERATING EXPENSES:
Rooms	118,060	112,636	109,618	110,067	111,864
Food and beverage	282,906	269,824	267,307	261,580	248,358
Other hotel expenses	339,529	327,283	323,320	313,706	312,994
Hotel management fees, net	30,744	23,856	22,194	14,657	16,151
Entertainment	109,249	84,513	74,627	67,484	60,060
Corporate	30,833	31,387	26,883	26,133	27,591
Preopening costs	4,869	1,926	—	909	11
Impairment charges (1)	23,783	35,418	—	19,200	—
Depreciation and amortization:
Hospitality	108,779	102,759	100,186	105,876	103,422
Entertainment	10,280	7,074	7,034	5,747	5,258
Corporate and Other	1,817	2,126	2,596	2,760	3,598
Total depreciation and amortization	120,876	111,959	109,816	114,383	112,278
Total operating expenses	1,060,849	998,802	933,765	928,119	889,307
OPERATING INCOME:
Hospitality	247,885	223,302	217,018	188,717	161,377
Entertainment	27,686	33,472	27,903	24,290	21,507
Corporate and Other	(32,650)	(33,513)	(29,479)	(28,893)	(31,189)
Preopening costs	(4,869)	(1,926)	—	(909)	(11)
Impairment charges (1)	(23,783)	(35,418)	—	(19,200)	—
Total operating income	214,269	185,917	215,442	164,005	151,684
Interest expense	(74,961)	(66,051)	(63,906)	(63,901)	(61,447)
Interest income	10,469	11,818	11,500	12,384	12,075
Loss on extinguishment of debt (2)	—	—	—	—	(2,148)
Income (loss) from joint ventures (3)	125,005	(4,402)	(2,794)	—	—
Other gains and (losses), net (4)	1,633	(337)	2,524	(12,832)	24,821
(Provision) benefit for income taxes (5)	(11,745)	49,155	(3,400)	11,855	1,467
Net income	264,670	176,100	159,366	111,511	126,452
Loss on call spread modification related to convertible notes (6)	—	—	—	—	(5,417)
Net income available to common stockholders	$264,670	$176,100	$159,366	$111,511	$121,035

Basic income per share available to common stockholders	$5.16	$3.44	$3.12	$2.18	$2.38
Diluted income per share available to common stockholders	$5.14	$3.43	$3.11	$2.16	$2.17

Dividends Declared per Common Share (7)	$3.40	$3.20	$3.00	$2.70	$2.20

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data (8):
Total assets	$3,853,883	$2,524,228	$2,405,753	$2,331,434	$2,391,500
Total debt	2,441,895	1,591,392	1,502,554	1,431,710	1,319,909
Total stockholders' equity	469,577	378,156	367,997	379,562	401,407

(1)

Impairment charges in 2018 primarily include costs associated with our previous investment in Opry City Stage, a four-level entertainment complex in Times Square. During the third quarter of 2018, we determined that current ongoing operations were not meeting our revenue projections from the time of purchase and we temporarily suspended operations to appropriately reposition the venue and its operations. An impairment assessment at that time warranted an impairment charge of $4.5 million. In December 2018, we determined that we would permanently close Opry City Stage and recorded an additional impairment charge of $18.0 million. In addition, during 2018, we incurred $1.2 million in impairment charges related to an entertainment concept that has been abandoned. Impairment charges in 2017 represent a portion of the notes receivable that we hold related to the Gaylord National construction, consisting of other-than-temporary impairment losses of $35.4 million, which is net of $6.5 million recognized in other comprehensive income. See further disclosure regarding this impairment in Note 3 to the consolidated financial statements included herein. Impairment charges in 2015 include costs associated with our decision to move forward with an expansion of the guest rooms and convention space at Gaylord Texan. This capital project replaced a previously contemplated expansion that we began incurring design costs for during 2007 and had been subsequently put on hold. As the Gaylord Texan project is substantially different from the previously contemplated project, we incurred an impairment charge of $16.3 million in the fourth quarter of 2015. In addition, during 2015, we incurred $2.9 million in impairment charges related to assets previously used in special events programming that was discontinued.

(2)

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

(3)

Income from joint ventures for 2018 includes a $131.4 million gain related to the re-measurement of the pre-existing equity method investment in the Gaylord Rockies joint venture prior to consolidation.

(4)

Other gains and (losses) for 2015 includes a $20.2 million loss on the repurchase of a portion of the common stock warrants associated with our convertible notes. Other gains and (losses) for 2015 also includes a $6.9 million gain associated with the reimbursement by the current developer of costs that were previously incurred related to a proposed development in Aurora, Colorado. These costs were impaired in 2012 as part of our strategic shift away from long-term development. Other gains and (losses) for 2014 includes a $26.1 million gain associated with the sale of our rights in a letter of intent which entitled us to a portion of an economic interest in the income from the land underlying the new MGM casino project in National Harbor, Maryland and a $4.2 million loss on the repurchase of a portion of the common stock warrants associated with our convertible notes. Other gains and (losses) for 2018, 2017, 2016, 2015 and 2014 includes $2.7 million, $2.6 million, $2.5 million, $2.5 million and $2.4 million in income, respectively, received from the marketing and maintenance fund associated with the Gaylord National bonds.

(5)	Benefit for income taxes for 2017 includes a benefit of $53.4 million related to the release of valuation allowance.
(6)

In 2014, in connection with the repurchase of portions of our previous 3.75% convertible notes, we entered into agreements with the note hedge counterparties to our convertible notes to proportionately reduce the number of related purchased options and warrants. In addition, we entered into agreements with the note hedge counterparties to cash settle the remaining outstanding warrants prior to their maturity. These agreements were considered modifications to the purchased options and the warrants, and based on the terms of the agreements, we recognized a charge of $5.4 million in 2014, which is recorded as an increase to accumulated deficit and either additional paid-in-capital or derivative liabilities, as applicable based on whether the modification was settled in shares of common stock or cash, in the consolidated balance sheets included herein. This charge also represents a deduction from net income in calculating net income available to common stockholders and earnings per share available to common stockholders.

(7)

Dividends declared for 2018 represent quarterly dividends totaling $3.40 per share, or an aggregate of $174.5 million in cash. Dividends declared for 2017 represent quarterly dividends totaling $3.20 per share, or an aggregate of $163.7 million in cash. Dividends declared for 2016 represent quarterly dividends totaling $3.00 per share, or an aggregate of $153.0 million in cash. Dividends declared for 2015 represent quarterly dividends totaling $2.70 per share, or an aggregate of $138.4 million in cash. Dividends declared for 2014 represent quarterly dividends totaling $2.20 per share, or an aggregate of $112.0 million in cash.

(8)

As a result of the Company’s purchase of an additional interest in the Gaylord Rockies joint venture as of December 31, 2018, the Company consolidated the joint venture’s balance sheet at December 31, 2018 and will begin consolidating its operations January 1, 2019.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Delaware corporation, originally incorporated in 1956, that, following our REIT conversion in 2012, began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 8,114 rooms that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned hotel assets managed by Marriott include the Inn at Opryland, a 303‑room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192‑room overflow hotel adjacent to Gaylord National that opened in April 2015. We also own a 61.2% interest in a joint venture (the “Gaylord Rockies joint venture”) that owns Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which opened in December 2018 and is managed by Marriott. For more information regarding the increase of our ownership in the Gaylord Rockies joint venture as of December 31, 2018, see “Gaylord Rockies Joint Venture” below.

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

Our goal is to be the nation’s premier hospitality REIT for group-oriented, destination hotel assets in urban and resort markets.

See “Forward-Looking Statements” and “Risk Factors” under Part I of this annual report for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Gaylord Rockies Joint Venture

As further discussed in Note 4 to the consolidated financial statements included herein, in March 2016, certain subsidiaries of the Company entered into a series of agreements with affiliates of RIDA Development Corporation (“RIDA”) and Ares Management, L.P. (“Ares”) with respect to an equity investment in the Gaylord Rockies joint venture, which developed Gaylord Rockies. The hotel is managed by Marriott pursuant to a long-term management contract and consists of a 1,501‑room resort hotel with over 485,000 square feet of exhibition, meeting, pre-function and outdoor space. The hotel opened in December 2018 and had a total project cost of approximately $800 million.

We originally acquired a 35% interest in the project for a capital contribution of approximately $86.5 million, of which the final portion was funded in the first quarter of 2017. A subsidiary of the Company provided designated asset management services on behalf of the hotel during the construction period in exchange for a flat fee, and after opening of the hotel, in exchange for a fee based on the hotel’s gross revenues on an annual basis.

On December 31, 2018, we completed our purchase of additional interests in the Gaylord Rockies joint venture, pursuant to a Purchase Agreement by and among the Company and affiliates of RIDA and Ares. We paid approximately $235 million, funded with cash on hand and borrowings under our revolving credit facility. Upon closing of the transactions, we now own 61.2% of the Gaylord Rockies joint venture. As a result of the purchase, we recognized a gain of $131.4 million related to the re-measurement of the pre-existing equity method investment prior to consolidation.

The terms of our increased investment in the Gaylord Rockies joint venture and certain related agreements provide that a subsidiary of the Company is the managing member and is responsible for day-to-day management of the joint venture and for future financings meeting certain parameters. Designated decisions, such as refinancings that do not meet established parameters, future expansions of the hotel, transactions with affiliates, selling the hotel, and admitting additional members of the joint venture, are to be approved by majority vote of a committee consisting of two individuals designated by the Company and two individuals designated by an affiliate of RIDA (the “RIDA Member”). If the Company and the RIDA Member do not agree on a designated decision, an arbitration procedure or a buy-sell procedure may apply (including with respect to an impasse on a decision with respect to a proposed merger or sale of the hotel).

Based on management’s analysis of these updated agreements, management concluded the Company’s responsibility for the day-to-day management of the joint venture and for future financings meeting certain parameters result in the Company having the power to direct the activities that most significantly impact the economic performance of the joint venture. In addition, the shared decisions represent protective rights of both parties. Thus, the Company is the primary beneficiary of this variable interest entity at December 31, 2018. As such, we consolidated the assets and liabilities of the joint venture effective December 31, 2018 and will begin consolidating the ongoing operations of the joint venture January 1, 2019.

The members are obligated to contribute capital to the Gaylord Rockies joint venture and generally will be entitled to distributions of cash amounts on a quarterly basis. Members that do not comply with capital contribution requirements may be subject to dilution of their equity and other remedies.

The Gaylord Rockies joint venture will pay an affiliate of the Company an annual asset management fee equal to 1% of the gross revenues of the hotel. The Gaylord Rockies joint venture will pay the RIDA Member a development fee equal to 1% of the development budget (excluding contingency) for certain capital expenditure projects and a capital expenditure consulting fee equal to $250,000 per year.

The certain Ares affiliates that are members of the Gaylord Rockies joint venture (the “Seller Affiliates”) have no material rights other than protection relating to tax matters as described below; the right to receive distributions of cash in proportion to their ownership interests in the Gaylord Rockies joint venture; the right to receive a payment in respect of infrastructure bonds of the hotel; the right to approve specified fundamental actions including amendments to the joint venture agreement that would make the Seller Affiliates personally liable for the joint venture debt; and the put right and tag-along rights described below.

Pursuant to the amended and restated joint venture agreements, the Seller Affiliates have a put right to require the Company to purchase their joint venture interests at an appraised value during an annual window period, or under certain other circumstances, in consideration of cash or OP Units of the Operating Partnership. Such OP Units have economic terms that are substantially similar to shares of our common stock. We anticipate the number of OP Units issuable to be less than one percent of the number of outstanding shares of our common stock. Any OP Units issued by the Operating Partnership will be redeemable at the option of the holders thereof for cash or shares of our common stock on a one-for-one basis, subject to certain adjustments.

The RIDA Member will also have a put right at an appraised value, for cash, which will become exercisable at the earlier of five years after the closing under the Purchase Agreement or the date on which a certain change of control of RIDA occurs. The Seller Affiliates have the right to “tag along” and include their interests in RIDA Member’s put right sale to the Company on the same terms. The Seller Affiliates also have the right to “tag along” and sell their interests in connection with transfers by the Company or RIDA Member that are not permitted transfers.

We also entered into a tax protection agreement in connection with the December 31, 2018 purchase of additional interests in the Gaylord Rockies joint venture, which will generally require us to, among other things, indemnify the Seller Affiliates that remain invested in the Gaylord Rockies joint venture, for 50% of any income taxes incurred by them as a result of a direct or indirect sale or other disposition of the Gaylord Rockies joint venture, within seven years of closing, and for 100% of any income taxes incurred by them as a result of the failure to comply with certain obligations related to nonrecourse liability allocations and debt guarantee opportunities for the purpose of protecting such parties’ tax bases.

Gaylord Texan Expansion

In May 2018, we completed construction of a $110 million expansion of Gaylord Texan that included an additional 303 guest rooms and 88,000 square feet of meeting space. The project was funded with cash on hand and borrowings under our credit facility.

SoundWaves at Gaylord Opryland

In December 2018, we opened the indoor portion of a $90 million investment to create a luxury indoor/outdoor waterpark adjacent to Gaylord Opryland, SoundWaves. The project includes approximately 111,000 square feet of indoor water attractions and activities over three levels and approximately 106,000 square feet of outdoor water amenities. The project includes areas for adults, children and families, as well as dining options and bars. The outdoor portion of the project is anticipated to open in spring 2019. The project is being funded with cash on hand and borrowings under our credit facility.

Gaylord Palms Expansion

We recently began construction of a $158 million expansion of Gaylord Palms, which will include an additional 303 guest rooms and 90,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure. The expansion is expected to be completed in summer 2021.

Dividend Policy

Pursuant to our current dividend policy, we plan to continue to pay a quarterly cash dividend to stockholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures, or 100% of REIT taxable income, whichever is greater. During 2018, the Company’s board of directors declared quarterly dividends totaling $3.40 per share of common stock, or an aggregate of $174.5 million in cash. During 2017, the Company’s board of directors declared quarterly dividends totaling $3.20 per share of common stock, or an aggregate of $163.7 million in cash. During 2016, the Company’s board of directors declared quarterly dividends totaling $3.00 per share of common stock, or an aggregate of $153.0 million in cash. The declaration, timing and amount of dividends will be determined by future action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland, the AC Hotel, and our investment in the Gaylord Rockies joint venture, each of which is managed by Marriott.
•

Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, and our other Nashville-based attractions. We own our Entertainment businesses in TRSs, and Marriott manages the General Jackson, Wildhorse Saloon and Gaylord Springs.

•	Corporate and Other, consisting of our corporate expenses.

For the years ended December 31, 2018, 2017 and 2016, our total revenues were divided among these business segments as follows:

Segment	2018	2017	2016
Hospitality	88%	89%	90%
Entertainment	12%	11%	10%
Corporate and Other	0%	0%	0%

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

Hospitality segment revenue from our occupied hotel rooms is recognized over time as the daily hotel stay is provided to hotel groups and guests. Revenues from concessions, food and beverage sales, and group meeting services are recognized over the period or at the point in time those goods or services are delivered to the group or hotel guest. Revenues from ancillary services at our hotels, such as spa, parking, and transportation services, are generally recognized at the time the goods or services are provided. Cancellation fees, as well as attrition fees that are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, are generally recognized as revenue in the period we determine it is probable that a significant reversal in the amount of revenue recognized will not occur, which is typically the period these fees are collected.

Almost all of our Hospitality segment revenues are either cash-based or, for meeting and convention groups that meet our credit criteria, billed and collected on a short-term receivables basis. The hospitality industry is capital intensive, and we rely on the ability of our hotels to generate operating cash flow to repay debt financing and fund maintenance capital expenditures.

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

Summary Financial Results

The following table summarizes our financial results for the years ended December 31, 2018, 2017 and 2016 (in thousands, except percentages and per share data):

	2018	% Change	2017	% Change	2016
Total revenues	$1,275,118	7.6%	$1,184,719	3.1%	$1,149,207
Total operating expenses	1,060,849	6.2%	998,802	7.0%	933,765
Operating income	214,269	15.2%	185,917	(13.7)%	215,442
Net income	264,670	50.3%	176,100	10.5%	159,366
Net income per share - diluted	5.14	49.9%	3.43	10.3%	3.11

2018 Results as Compared to 2017 Results

The increase in our total revenues during 2018, as compared to 2017, is attributable to increases in our Hospitality segment and Entertainment segment revenues of $68.2 million and $22.2 million, respectively, as discussed more fully below.

The increase in total operating expenses during 2018, as compared to 2017, is primarily the result of increases in Hospitality segment and Entertainment segment expenses of $37.6 million and $24.7 million, respectively, as well as an increase in depreciation and amortization and preopening expenses of $8.9 million and $2.9 million, respectively, partially offset by a $11.6 million decrease in impairment charges, each as discussed more fully below.

The above factors resulted in a $28.4 million increase in operating income for 2018, as compared to 2017.

The $88.6 million increase in our net income in 2018, as compared to 2017, was due to the change in our operating income described above, and the following factors, each as described more fully below:

•

A $129.4 million increase in income from joint ventures, due primarily to a $131.4 million gain related to the re-measurement of the pre-existing equity method investment in the Gaylord Rockies joint venture prior to consolidation.

•

A provision for income taxes of $11.7 million in 2018, as compared to a benefit for income taxes of $49.2 million in 2017, primarily related to the release of $53.4 million in valuation allowance in 2017.

•	A $8.9 million increase in interest expense in 2018.

Factors and Trends Contributing to Operating Performance in 2018 Compared to 2017

The most important factors and trends contributing to our operating performance in 2018 as compared to 2017 were:

•

Increased occupied rooms (an increase of 10.8%), ADR (an increase of 2.4%) and outside-the-room spending (an increase of 13.0%) at Gaylord Texan during 2018, as compared to 2017, primarily due to an increase in group business partially attributable to the recent rooms and meeting space expansion.

•

Increased occupancy, ADR, and outside-the-room spending at Gaylord Opryland during 2018, as compared to 2017. The increases in occupancy (an increase of 2.1 points of occupancy) and outside-the-room spending (an increase of 8.9%) are primarily due to an increase in group business. The increase in ADR (an increase of 4.8%) is primarily attributable to an increase in both group and transient rates.

•	Increased outside-the-room spending at Gaylord National (an increase of 3.8%) during 2018, as compared to 2017, primarily due to an increase in group business.

•

Increased ADR and outside-the-room spending at Gaylord Palms during 2018, as compared to 2017. The increase in ADR (an increase of 3.6%) was due to an increase in both group and transient rates. The increase in outside-the-room spending (an increase of 2.6%) was primarily due to an increase in catering.

•	Increased revenue for our Entertainment segment during 2018, as compared to 2017 (an increase of 17.7%), due primarily to the opening of our flagship Ole Red location in Nashville in May 2018.
•

Increased expenses for our Entertainment segment during 2018, as compared to 2017 (an increase of 29.3%), due primarily to the opening of our Ole Red Nashville locations, as well as operating expenses for Opry City Stage being included in Entertainment expenses subsequent to our purchase of the remaining joint venture interest in the second quarter of 2018.

•

Increased net definite group room nights booked during 2018, as compared to 2017 (an increase of 4.7%), due primarily to record gross room night production at Gaylord National in 2018 and fewer cancellations at Gaylord Palms in 2018.

2017 Results as Compared to 2016 Results

The increase in our total revenues during 2017, as compared to 2016, is attributable to increases in our Hospitality segment and Entertainment segment revenues of $20.0 million and $15.5 million, respectively, as discussed more fully below.

The increase in total operating expenses during 2017, as compared to 2016, is primarily the result of impairment charges in 2017 of $35.4 million, increases in Hospitality segment, Entertainment segment and Corporate segment expenses of $11.2 million, $9.9 million and $4.5 million, respectively, as well as an increase in depreciation and amortization and preopening expenses of $2.1 million and $1.9 million, respectively, each as discussed more fully below.

The above factors resulted in a $29.5 million decrease in operating income for 2017, as compared to 2016.

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

•

A $2.9 million decrease in other gains and losses, net, primarily due to 2017 including a loss on certain assets that were disposed of in our Entertainment and Corporate segments, as well as 2016 including a gain on the sale of an incidental piece of land associated with our Hospitality segment.

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

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2018, 2017 and 2016 (in thousands, except percentages and performance metrics):

	2018	% Change	2017	% Change	2016
Revenues:
Rooms	$454,370	5.2%	$431,768	2.8%	$420,011
Food and beverage	519,843	7.4%	483,945	1.4%	477,493
Other hotel revenue	153,690	6.8%	143,947	1.3%	142,139
Total hospitality revenue	1,127,903	6.4%	1,059,660	1.9%	1,039,643
Hospitality operating expenses:
Rooms	118,060	4.8%	112,636	2.8%	109,618
Food and beverage	282,906	4.8%	269,824	0.9%	267,307
Other hotel expenses	339,529	3.7%	327,283	1.2%	323,320
Management fees, net	30,744	28.9%	23,856	7.5%	22,194
Depreciation and amortization	108,779	5.9%	102,759	2.6%	100,186
Total Hospitality operating expenses	880,018	5.2%	836,358	1.7%	822,625
Hospitality operating income (1)	$247,885	11.0%	$223,302	2.9%	$217,018
Hospitality performance metrics:
Occupancy (2)	75.3%	(0.3)%	75.5%	0.7%	75.0%
ADR	$194.64	3.2%	$188.67	2.3%	$184.36
RevPAR (3)	$146.50	2.9%	$142.42	3.0%	$138.27
Total RevPAR (4)	$363.66	4.0%	$349.53	2.1%	$342.25
Net Definite Group Room Nights Booked	2,106,000	4.7%	2,012,000	(2.3)%	2,060,000

(1)

Hospitality segment operating income does not include preopening costs of $2.9 million and $0.3 million in 2018 and 2017, respectively. Hospitality segment operating income also does not include impairment charges of $35.4 million during 2017 or $124.4 million, $(1.9) million and $(1.2) million in income (loss) from joint ventures in 2018, 2017 and 2016, respectively. See the discussion of these items set forth below.

(2)

Hospitality segment occupancy percentage was negatively impacted in 2018 due to the addition of 303 rooms associated with the recent expansion and the related impact on additional rooms available. Note that actual occupied rooms increased 2.0%.

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

The increase in total Hospitality segment revenue in 2018, as compared to 2017, is primarily due to increases in revenue of $30.3 million, $28.2 million, $6.0 million and $5.0 million at Gaylord Texan, Gaylord Opryland, Gaylord National and Gaylord Palms, respectively, as discussed below. Total Hospitality revenues in 2018 include $11.8 million in attrition and cancellation fee collections, a $0.9 million increase from 2017.

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

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2018	2017	2016
Group	71%	71%	71%
Transient	29%	29%	29%

The type of group based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2018	2017	2016
Corporate Groups	53%	51%	53%
Associations	32%	33%	33%
Other Groups	15%	16%	14%

The increase in rooms operating expenses in 2018, as compared to 2017, is primarily attributable to increases at Gaylord Opryland and Gaylord Texan, as described below. The increase in rooms operating expenses in 2017, as compared to 2016, is primarily attributable to an increase at Gaylord National, as described below.

The increase in food and beverage operating expenses in 2018, as compared to 2017, is primarily attributable to increases at Gaylord Opryland, Gaylord Texan and Gaylord National, as described below. The increase in food and beverage operating expenses in 2017, as compared to 2016, is primarily attributable to an increase at Gaylord National, as described below.

Other hotel expenses for the following years ended December 31 included (in thousands):

	2018	% Change	2017	% Change	2016
Administrative employment costs	$117,311	5.5%	$111,207	2.0%	$109,021
Utilities	27,060	(1.9)%	27,596	(0.6)%	27,758
Property taxes	33,872	1.9%	33,231	3.7%	32,044
Other	161,286	3.9%	155,249	0.5%	154,497
Total other hotel expenses	$339,529	3.7%	$327,283	1.2%	$323,320

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during 2018, as compared to 2017, primarily due to increases at Gaylord Texan and Gaylord National. Utility costs decreased slightly during 2018, as compared to 2017, primarily due to a decrease at Gaylord National. Property taxes increased slightly during 2018, as compared to 2017, primarily due to an increase at Gaylord Texan related to the property’s recent expansion, partially offset by a decrease at Gaylord National due to prior period tax settlements. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during 2018, as compared to 2017, primarily as a result of various increases at Gaylord Palms, Gaylord Texan and Gaylord Opryland.

Administrative employment costs increased during 2017, as compared to 2016, primarily due to slight increases at Gaylord Opryland and Gaylord National. Utility costs decreased slightly during 2017, as compared to 2016. Property taxes increased during 2017, as compared to 2016, primarily due to increases at Gaylord National and Gaylord Texan due to increased property valuations. Other expenses increased during 2017, as compared to 2016, primarily as a result of various increases at Gaylord Opryland and Gaylord National, partially offset by various decreases at Gaylord Palms and Gaylord Texan.

As discussed above, each of our management agreements with Marriott for our four owned Gaylord Hotels properties requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. We incurred $22.7 million, $21.4 million and $20.8 million in total base management fees to Marriott related to our Hospitality segment during 2018, 2017 and 2016, respectively. We also incurred $11.3 million, $5.5 million and $4.4 million related to incentive management fees for our Hospitality segment during 2018, 2017 and 2016, respectively. Management fees are presented throughout this Annual Report on Form 10‑K net of the amortization of the deferred management rights proceeds discussed in Note 6 to the consolidated financial statements included herein.

Hospitality segment depreciation and amortization expense increased in 2018, as compared to 2017, primarily as a result of increases at Gaylord Texan and Gaylord National, as described below. Hospitality segment depreciation and amortization expense increased in 2017, as compared to 2016, primarily as a result of an increase at Gaylord Opryland, partially offset by a decrease at Gaylord National, as described below.

Property-Level Results. The following presents property-level financial results for our Gaylord Hotels properties for the years ended December 31, 2018, 2017 and 2016:

Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands, except percentages and performance metrics):

	2018	% Change	2017	% Change	2016
Revenues:
Rooms	$155,501	7.6%	$144,453	2.0%	$141,624
Food and beverage	155,417	11.4%	139,478	1.3%	137,740
Other hotel revenue	55,081	2.3%	53,833	2.6%	52,464
Total revenue	365,999	8.4%	337,764	1.8%	331,828
Operating expenses:
Rooms	36,547	9.5%	33,362	(1.3)%	33,796
Food and beverage	81,408	9.6%	74,305	0.5%	73,958
Other hotel expenses	104,405	1.0%	103,369	3.0%	100,340
Management fees, net	12,016	38.6%	8,667	12.0%	7,738
Depreciation and amortization	34,665	2.1%	33,966	11.9%	30,343
Total operating expenses (1)	269,041	6.1%	253,669	3.0%	246,175
Performance metrics:
Occupancy	77.2%	2.8%	75.1%	(1.7)%	76.4%
ADR	$191.17	4.8%	$182.42	3.9%	$175.61
RevPAR	$147.52	7.6%	$137.04	2.1%	$134.16
Total RevPAR	$347.21	8.4%	$320.42	1.9%	$314.35

(1)	Gaylord Opryland operating expenses do not include preopening costs of $0.9 million in 2018. See the discussion of preopening costs below.

Rooms revenue and RevPAR increased at Gaylord Opryland during 2018, as compared to 2017, as a result of increases in occupancy and ADR, due to increases in both group and transient rooms nights and rates. The 2017 results were negatively impacted by a rooms renovation project, which resulted in approximately 49,300 room nights out of service during 2017. Rooms expenses increased during 2018, as compared to 2017, primarily due to increased group commissions and compensation costs.

The increase in food and beverage revenue at Gaylord Opryland during 2018, as compared to 2017, was primarily due to increased catering revenue for groups. Food and beverage expenses increased in 2018, as compared to 2017, due to increased variable costs associated with the increase in revenue, partially offset by improved food, beverage, and labor margins.

Other revenue increased at Gaylord Opryland during 2018, as compared to 2017, due primarily to increased ancillary revenue, such as parking and resort fees, associated with the increase in occupancy, as well as revenue from the December 2018 opening of the indoor portion of SoundWaves. Other hotel expenses increased in 2018, as compared to 2017, due primarily to increased sales and marketing costs.

Management fees, net increased at Gaylord Opryland during 2018, as compared to 2017, due primarily to an increase in incentive management fees.

Depreciation and amortization increased during 2018, as compared to 2017, primarily as a result of recent rooms renovation projects that resulted in increased depreciable asset levels.

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

Management fees, net increased at Gaylord Opryland during 2017, as compared to 2016, due primarily to an increase in incentive management fees.

Depreciation and amortization increased during 2017, as compared to 2016, primarily as a result of rooms renovations in both 2017 and 2016 that resulted in increased depreciable asset levels in 2017.

Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands, except percentages and performance metrics):

	2018	% Change	2017	% Change	2016
Revenues:
Rooms	$76,901	2.5%	$75,001	7.3%	$69,885
Food and beverage	95,955	1.9%	94,179	(2.4)%	96,495
Other hotel revenue	27,907	5.1%	26,555	(9.5)%	29,339
Total revenue	200,763	2.6%	195,735	0.0%	195,719
Operating expenses:
Rooms	16,960	2.6%	16,526	3.4%	15,987
Food and beverage	50,538	(1.8)%	51,444	(1.1)%	52,008
Other hotel expenses	71,397	4.7%	68,197	(1.6)%	69,275
Management fees, net	5,275	15.4%	4,572	5.2%	4,344
Depreciation and amortization	19,465	2.3%	19,031	(0.4)%	19,098
Total operating expenses	163,635	2.4%	159,770	(0.6)%	160,712
Performance metrics:
Occupancy	77.5%	(1.0)%	78.3%	1.0%	77.5%
ADR	$192.10	3.6%	$185.44	6.4%	$174.32
RevPAR	$148.79	2.5%	$145.12	7.4%	$135.08
Total RevPAR	$388.44	2.6%	$378.71	0.1%	$378.31

Rooms revenue and RevPAR increased at Gaylord Palms during 2018, as compared to 2017, due primarily to an increase in ADR for both group and transient rates. Rooms expenses increased during 2018, as compared to 2017, due primarily to increased group commissions.

The increase in food and beverage revenue at Gaylord Palms during 2018, as compared to 2017, was primarily due to an increase in catering revenue. Food and beverage expenses decreased slightly in 2018, as compared to 2017, as the increase in variable expenses related to the increase in revenue was offset by improved labor and food margins.

Other hotel revenue at Gaylord Palms increased during 2018, as compared to 2017, primarily due to increased holiday programming revenue that continued into January 2018. Other hotel expenses increased during 2018, as compared to 2017, due primarily to an increase in sales and marketing costs, as well as 2017 including a one-time beneficial sales tax audit settlement.

Management fees, net increased at Gaylord Palms during 2018, as compared to 2017, due primarily to an increase in incentive management fees.

Depreciation and amortization increased slightly during 2018, as compared to 2017.

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

Management fees, net increased at Gaylord Palms during 2017, as compared to 2016, due primarily to an increase in incentive management fees.

Depreciation and amortization was stable during 2017, as compared to 2016.

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands, except percentages and performance metrics):

	2018	% Change	2017	% Change	2016
Revenues:
Rooms	$91,558	13.5%	$80,691	(4.2)%	$84,198
Food and beverage	128,676	11.7%	115,158	1.3%	113,669
Other hotel revenue	40,184	17.4%	34,236	2.8%	33,312
Total revenue	260,418	13.2%	230,085	(0.5)%	231,179
Operating expenses:
Rooms	18,966	8.4%	17,495	2.5%	17,070
Food and beverage	63,739	7.4%	59,334	(0.1)%	59,371
Other hotel expenses	72,835	8.2%	67,328	(1.2)%	68,135
Management fees, net	7,695	58.1%	4,867	0.7%	4,833
Depreciation and amortization	24,309	18.1%	20,575	1.9%	20,184
Total operating expenses (1)	187,544	10.6%	169,599	0.0%	169,593
Performance metrics:
Occupancy	74.9%	(1.7)%	76.2%	(2.8)%	78.4%
ADR	$196.78	2.4%	$192.09	(1.1)%	$194.17
RevPAR	$147.35	0.7%	$146.31	(3.9)%	$152.25
Total RevPAR	$419.12	0.5%	$417.19	(0.2)%	$418.03

(1)	Gaylord Texan operating expenses do not include preopening costs of $2.0 million and $0.1 million in 2018 and 2017, respectively. See the discussion of preopening costs below.

Rooms revenue and RevPAR increased at Gaylord Texan during 2018, as compared to 2017, due primarily to an increase in ADR for group business and an increase in both group and transient rooms sold. The decrease in occupancy during 2018, as compared to 2017, is the result of the addition of 303 rooms as part of the recently completed expansion and the resulting impact on additional rooms available. Actual rooms occupied increased in 2018, as compared to 2017, by 10.8%. The 2018 year was positively impacted by additional room availability from the recently completed rooms expansion, as well as the absence of hurricane-related impacts that occurred in 2017. Rooms expenses increased during 2018, as compared to 2017, primarily due to an increase in group commissions.

Food and beverage revenue increased at Gaylord Texan during 2018, as compared to 2017, primarily due to an increase in catering revenue. Food and beverage expenses increased in 2018, as compared to 2017, primarily due to an increase in variable expenses related to the increase in revenue, partially offset by improved food and labor margins.

Other revenue at Gaylord Texan increased during 2018, as compared to 2017, primarily as a result of an increase in ancillary revenue, such as parking and resort fees, associated with the increase in total room nights sold, as well as an increase in attrition and cancellation fee collections. Other hotel expenses increases in 2018, as compared to 2017, due primarily to increased property taxes and marketing expenses associated with the recent rooms and meeting space expansion.

Management fees, net increased at Gaylord Texan during 2018, as compared to 2017, due primarily to an increase in incentive management fees.

Depreciation and amortization increased during 2018, as compared to 2017, primarily as a result of the recent rooms and meeting space expansion that resulted in increased depreciable asset levels.

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

Management fees, net increased slightly at Gaylord Texan during 2017, as compared to 2016.

Depreciation and amortization increased slightly during 2017, as compared to 2016.

Gaylord National Results. The results of Gaylord National for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands, except percentages and performance metrics):

	2018	% Change	2017	% Change	2016
Revenues:
Rooms	$109,511	(0.0)%	$109,542	4.6%	$104,723
Food and beverage	134,645	3.7%	129,812	4.2%	124,539
Other hotel revenue	30,143	4.1%	28,959	8.9%	26,584
Total revenue	274,299	2.2%	268,313	4.9%	255,846
Operating expenses:
Rooms	39,986	0.8%	39,654	5.2%	37,685
Food and beverage	83,249	2.9%	80,895	3.2%	78,371
Other hotel expenses	82,405	1.7%	81,027	2.8%	78,830
Management fees, net	4,595	2.6%	4,478	5.7%	4,235
Depreciation and amortization	27,565	3.9%	26,524	(5.1)%	27,962
Total operating expenses (1)	237,800	2.2%	232,578	2.4%	227,083
Performance metrics:
Occupancy	72.3%	(1.6)%	73.5%	6.5%	69.0%
ADR	$207.83	1.6%	$204.50	(1.6)%	$207.83
RevPAR	$150.31	(0.0)%	$150.36	4.9%	$143.35
Total RevPAR	$376.50	2.2%	$368.29	5.2%	$350.22

(1)	Gaylord National operating expenses for 2017 do not include impairment charges and preopening costs of $35.4 million and $0.2 million, respectively. See the discussion of these items set forth below.

Rooms revenue and RevPAR were flat at Gaylord National during 2018, as compared to 2017, primarily as a result of an increase in ADR for both group and transient business that was offset by a decrease in both group and transient occupancy. The 2018 year was also negatively impacted by Hurricane Florence in September 2018. Rooms expenses increased slightly during 2018, as compared to 2017, primarily due to increased labor costs.

The increase in food and beverage revenue at Gaylord National during 2018, as compared to 2017, was primarily due to an increase in banquets. Food and beverage expenses increased in 2018, as compared to 2017, primarily due to increased variable costs associated with the increase in revenue.

Other revenue increased at Gaylord National during 2018, as compared to 2017, primarily due to an increase in attrition and cancellation fee collections. Other hotel expenses increased in 2018, as compared to 2017, primarily as a result of an increase in sales and marketing expenses, partially offset by a decrease in property taxes due to prior period tax settlements.

Management fees, net increased slightly at Gaylord National during 2018, as compared to 2017.

Depreciation and amortization increased during 2018, as compared to 2017, primarily due to the completion of a new riverfront ballroom in 2017, and the resulting increase in depreciable asset levels.

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

Management fees, net increased at Gaylord National during 2017, as compared to 2016, due primarily to an increase in base management fees.

Depreciation and amortization decreased during 2017, as compared to 2016, as increased depreciation due to the completion of a new riverfront ballroom in 2017, and the resulting increase in depreciable asset levels, was offset by a portion of the initial furniture, fixtures and equipment placed in service at the property’s opening in 2008 becoming fully depreciated during 2016.

Entertainment Segment

The following presents the financial results of our Entertainment segment for the years ended December 31, 2018, 2017 and 2016 (in thousands, except percentages):

	2018	% Change	2017	% Change	2016
Revenues	$147,215	17.7%	$125,059	14.1%	$109,564
Operating expenses	109,249	29.3%	84,513	13.2%	74,627
Depreciation and amortization	10,280	45.3%	7,074	0.6%	7,034
Operating income (1)	$27,686	(17.3)%	$33,472	20.0%	$27,903

(1)

Entertainment segment operating income does not include preopening costs of $1.9 million and $1.6 million in 2018 and 2017, respectively. Entertainment segment operating income also does not include impairment charges of $23.8 million in 2018 or $0.6 million, $(2.5) million and $(1.6) million in income (loss) from joint ventures in 2018, 2017 and 2016, respectively. See discussion of these items set forth below.

Entertainment segment revenues increased during 2018, as compared to 2017, primarily due to the opening of our flagship Ole Red location in Nashville in May 2018 and increases at the Grand Ole Opry due primarily to an increase in shows and attendance. Entertainment segment revenues increased during 2017, as compared to 2016, primarily due to increases at the Grand Ole Opry and Ryman Auditorium due to increased shows and attendance and increased ancillary business such as tours and retail, and an increase at the Wildhorse Saloon, due primarily to increased business attributable to the achieved benefits of a 2016 renovation.

Entertainment segment operating expenses increased during 2018, as compared to 2017, primarily as a result of the opening of Ole Red Nashville in May 2018, expenses associated with Opry City Stage subsequent to our purchase of the remaining 50% joint venture interest in the second quarter of 2018, and increased compensation and consulting costs. Entertainment segment operating expenses increased during 2017, as compared to 2016, primarily as a result of increased compensation and consulting costs, as well as increased variable costs associated with the increase in revenue.

Entertainment segment depreciation and amortization expense increased in 2018, as compared to 2017, primarily as a result of increases at the Grand Ole Opry due to capital improvements to the customer experience, the opening of Ole Red Nashville, and Opry City Stage, each resulting in increased depreciable asset levels. Entertainment segment depreciation and amortization expense remained stable in 2017, as compared to 2016.

Corporate and Other Segment

The following presents the financial results of our Corporate and Other segment for the years ended December 31, 2018, 2017 and 2016 (in thousands, except percentages):

	2018	% Change	2017	% Change	2016
Operating expenses	$30,833	(1.8)%	$31,387	16.8%	$26,883
Depreciation and amortization	1,817	(14.5)%	2,126	(18.1)%	2,596
Operating loss	$(32,650)	(2.6)%	$(33,513)	13.7%	$(29,479)

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased in 2018, as compared to 2017, due primarily to a decrease in employee benefit costs. Corporate and Other operating expenses increased in 2017, as compared to 2016, primarily due to increased administrative and employment costs associated with supporting our growth initiatives within our Hospitality and Entertainment segments.

Corporate and Other depreciation and amortization expense decreased in 2018, as compared to 2017, and in 2017, as compared to 2016.

Operating Results – Preopening costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for 2018 include costs associated with an expansion of the guest rooms and convention space at Gaylord Texan, which opened in the second quarter of 2018, costs associated with Ole Red Nashville, which opened in May 2018, and costs at Gaylord Opryland associated with SoundWaves, the indoor portion of which opened in December 2018. Our preopening costs for 2017 include costs associated with a riverfront ballroom at Gaylord National, which opened in the second quarter of 2017, and costs associated with our various Entertainment segment development projects.

Operating Results – Impairment Charges

Impairment charges in 2018 primarily include costs associated with our previous investment in Opry City Stage. Subsequent to our purchase of the remaining 50% joint venture interest in the second quarter of 2018, we determined that current ongoing operations were not meeting our revenue expectations from the time of purchase, and we temporarily suspended operations at Opry City Stage to appropriately reposition the venue and its operations. An impairment assessment at that time warranted an impairment charge of $4.5 million. In December 2018, we determined that we would permanently close Opry City Stage and recorded an additional impairment charge of $18.0 million. In addition, during 2018, we incurred $1.2 million in impairment charges related to an entertainment concept that has been abandoned.

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

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the years ended December 31, 2018, 2017 and 2016 (in thousands, except percentages):

	2018	% Change	2017	% Change	2016
Interest expense	$(74,961)	13.5%	$(66,051)	3.4%	$(63,906)
Interest income	10,469	(11.4)%	11,818	2.8%	11,500
Income (loss) from joint ventures	125,005	2,939.7%	(4,402)	(57.6)%	(2,794)
Other gains and (losses), net	1,633	584.6%	(337)	(113.4)%	2,524
(Provision) benefit for income taxes	(11,745)	(123.9)%	49,155	1,545.7%	(3,400)

Interest Expense

Interest expense increased $8.9 million in 2018, as compared to 2017, due primarily to increased interest expense incurred in connection with our term loan A and increased borrowings under our refinanced term loan B, which were both refinanced in May 2017, increased interest expense associated with our revolving credit facility due to increased borrowings, and increased interest rates on our variable rate debt. These increases were partially offset by increased capitalized interest in 2018. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 4.8% in 2018 as compared to 4.5% in 2017. Cash interest expense increased $11.0 million to $77.4 million in 2018, as compared to 2017, and noncash interest expense, which includes amortization of deferred financing costs, the write-off of deferred financing costs, and capitalized interest, decreased $2.1 million to $(2.4) million in 2018, as compared to 2017.

Interest expense increased $2.1 million in 2017, as compared to 2016, due primarily to the write-off of $0.9 million in deferred financing costs associated with the refinancing of our credit facility, as well as increased interest expense associated with our new term loan A and increased borrowings under our refinanced term loan B. These increases were partially offset by increased capitalized interest in 2017. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 4.5% in 2017 as compared to 4.3% in 2016. Cash interest expense increased $5.7 million to $66.4 million in 2017, as compared to 2016, and noncash interest expense decreased $3.5 million to $(0.3) million in 2017, as compared to 2016.

Interest Income

Interest income for 2018, 2017 and 2016 primarily includes amounts earned on the bonds that we received in April 2008 in connection with the development of Gaylord National, which we hold as notes receivable.

Income (Loss) from Joint Ventures

Income from joint ventures in 2018 primarily includes a $131.4 million gain related to the re-measurement of our pre-existing equity method investment in the Gaylord Rockies joint venture prior to consolidation, as well as operating losses incurred by Gaylord Rockies, primarily pre-opening expenses. In addition, 2018 includes a gain of $2.8 million recognized from the re-measurement of the pre-existing Opry City Stage equity method investment prior to consolidation, as well as operating losses incurred by Opry City Stage. As discussed above, we permanently closed Opry City Stage in December 2018. The loss from joint ventures for 2017 and 2016 primarily represents preopening expenses incurred by our Gaylord Rockies joint venture, which opened in December 2018, as well as pre-opening expenses related to our Opry City Stage joint venture, which opened in December 2017.

Other Gains and (Losses)

Other gains and (losses) for 2018, 2017 and 2016 includes gains of $2.7 million, $2.6 million and $2.5 million, respectively, from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses. These gains were partially offset by pension settlement losses associated with our defined benefit pension plan of $1.6 million, $1.7 million and $1.7 million for 2018, 2017 and 2016, respectively.

(Provision) Benefit for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

During 2018, 2017 and 2016, we recorded an income tax (provision) benefit of $(11.7) million, $49.2 million and $(3.4) million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction for all periods and the change in valuation allowance required at the TRSs for 2017 and 2016.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted and included a reduction in the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. At December 31, 2017, we had not completed our accounting for the tax effects of the enactment; however, based on a reasonable estimate, we recorded a non-cash tax benefit of $2.0 million during the fourth quarter of 2017 to reflect the impact of this rate change on existing deferred tax amounts, which is included as a component of income tax benefit for 2017. During 2018, we completed our accounting for all of the enactment-date income tax effects of the TCJA, and we made no adjustments to the provisional amounts recorded at December 31, 2017.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During 2018, our net cash flows provided by our operating activities were $321.9 million, reflecting primarily our income before depreciation expense, amortization expense, impairment charges, income from joint ventures and other non-cash charges of approximately $309.8 million and favorable changes in working capital of approximately $12.2 million. The favorable changes in working capital primarily resulted from an increase in accounts payable and accrued liabilities due to the timing of payments, partially offset by an increase in accounts receivable due to the timing of collections.

During 2017, our net cash flows provided by our operating activities were $295.8 million, reflecting primarily our income before depreciation expense, amortization expense, impairment charges and other non-cash charges of approximately $288.2 million and favorable changes in working capital of approximately $7.7 million. The favorable changes in working capital primarily resulted from an increase in accounts payable and accrued liabilities due to the timing of payments, partially offset by an increase in accounts receivable due to the timing of collections.

During 2016, our net cash flows provided by our operating activities were $293.6 million, reflecting primarily our income before depreciation expense, amortization expense, and other non-cash charges of approximately $283.3 million and favorable changes in working capital of approximately $10.3 million. The favorable changes in working capital primarily resulted from a decrease in accounts receivable due to the timing of collections.

Cash Flows from Investing Activities. During 2018, our primary uses of funds for investing activities were the purchase of an additional interest in the Gaylord Rockies joint venture of $223.6 million, net of cash acquired, and purchases of property and equipment of $188.2 million. Purchase of property and equipment consisted primarily of construction of the new waterpark at Gaylord Opryland, the expansion of the guest rooms and convention space at Gaylord Texan, an expansion of the retail, ticketing and parking areas at the Grand Ole Opry House, construction of Ole Red Nashville, and ongoing maintenance for our existing properties.

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

Cash Flows from Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of and the repayment of long-term debt and the payment of dividends. During 2018, our net cash flows provided by financing activities were approximately $171.8 million, primarily reflecting $354.0 million in net borrowings under our revolving credit facility, partially offset by the payment of $172.4 million in cash dividends.

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

Liquidity

At December 31, 2018, we had $103.4 million in unrestricted cash and $172.7 million available for borrowing under our revolving credit facility. During 2018, we net borrowed $354.0 million under our revolving credit facility, paid $223.6 million, net of cash acquired, to increase our equity interest in the Gaylord Rockies joint venture, incurred capital expenditures of $188.2 million, and paid cash dividends of $172.4 million. These net outflows were offset by cash flows provided by operations discussed above, resulting in the increase in our cash balance from 2017 to 2018. In addition, we consolidated $494.6 million in borrowings held by the Gaylord Rockies joint venture, net of unamortized deferred financing costs, which is reflected as debt on our balance sheet at December 31, 2018.

We currently plan to declare dividends of $3.60 per share in 2019, payable in equal quarterly amounts, subject to future determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during 2019 by spending between approximately $155 million and $185 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, an expansion of the guest rooms and convention space at Gaylord Palms, a rooms renovation at Gaylord Opryland, and construction for Ole Red Orlando.

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

At December 31, 2018, we were in compliance with all covenants related to our outstanding debt.

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

Each of the Revolver, Term Loan A and Term Loan B is guaranteed by us, each of our four wholly-owned subsidiaries that own the four owned Gaylord Hotels properties, and certain of our other subsidiaries. Each is secured by (i) a first mortgage lien on the real property of each of our four owned Gaylord Hotels properties, (ii) pledges of equity interests in our subsidiaries that own the Gaylord Hotels properties, (iii) our personal property and the personal property of the Operating Partnership and our guarantor subsidiaries and (iv) all proceeds and products from our Gaylord Hotels properties. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event one of the Gaylord Hotel properties is sold). Assets of the Gaylord Rockies joint venture are not subject to the liens of our credit facility.

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

•	We must maintain a consolidated fixed charge coverage ratio, as defined in the Credit Agreement, of not less than 1.50 to 1.00.
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

$700 Million Revolving Credit Facility. Pursuant to Amendment No. 1, we extended the maturity of the Revolver to May 23, 2021, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.55% to 2.40%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At December 31, 2018, the interest rate on the Revolver was LIBOR plus 1.55%. Principal is payable in full at maturity.

At December 31, 2018, $525.0 million of borrowings were outstanding under the Revolver, and the lending banks had issued $2.3 million of letters of credit under the Credit Agreement, which left $172.7 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”) and $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”), which we met at December 31, 2018).

$200 Million Term Loan A Facility. Amendment No. 1 also provides for the Term Loan A, which has a maturity date of May 23, 2022. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.50% to 2.35%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At December 31, 2018, the interest rate on the Term Loan A was LIBOR plus 1.50%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan A in full and proceeds were used to pay down a portion of the Revolver.

$500 Million Term B Loan Facility. In May 2017, as part of the Credit Agreement discussed above, we increased the capacity under our previous $400 million term loan B to $500 million. The Term Loan B has a maturity date of May 11, 2024. Amendment No 2 reduced the interest on borrowings under the Term Loan B to an annual rate equal to, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set in the Credit Agreement. At December 31, 2018, the interest rate on the Term Loan B was LIBOR plus 2.00%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. As a result of Amendment No. 2, the commencement date for any Excess Cash Flow payments has been extended to December 31, 2019. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing of Amendment No. 1, we drew down on the Term Loan B in full. Net proceeds, after the repayment of the previous $400 million term loan B and certain transaction expenses payable at closing, were approximately $114.3 million and were used to pay down a portion of the Revolver. Amendment No. 2 did not change the maturity dates existing under the Credit Agreement or result in any increase or decrease in outstanding borrowings.

As a result of the repricing of the Term Loan B in 2018, we wrote off $2.0 million in deferred financing costs during 2018, which are included in interest expense in the accompanying consolidated statement of operations. At December 31, 2018, $491.3 million in borrowings were outstanding under the Term Loan B.

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

The $350 Million 5% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 101.25% and 100.00% beginning on April 15 of 2018 and 2019, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

In connection with the issuance of the $350 Million 5% Senior Notes, in November 2013, we completed a registered offer to exchange the $350 Million 5% Senior Notes for registered notes with substantially identical terms as the $350 Million 5% Senior Notes.

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

In connection with the issuance of the $400 Million 5% Senior Notes, in September 2015, we completed a registered offer to exchange the $400 Million 5% Senior Notes for registered notes with substantially identical terms as the $400 Million 5% Senior Notes.

$500 Million Construction Loan (Gaylord Rockies Joint Venture)

In December 2015, Aurora Convention Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (collectively, “Borrower”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Building Loan Agreement (the “Construction Loan”) with Wells Fargo Bank, N.A., as administrative agent, for a senior loan with available borrowings of up to $500.0 million, of which $458.9 million was outstanding at December 31, 2018. The Construction Loan bears interest at an annual rate equal to LIBOR plus 3.25% and matures on December 18, 2019, with three optional one-year extensions at the Borrower’s option, subject to certain requirements as defined in the Construction Loan. The Construction Loan is secured by substantially all of the assets of Hotel Owner and an assignment of the hotel’s management agreement. See Note 4 to the consolidated financial statements included herein for additional information regarding guarantees we have provided under the Construction Loan.

$39 Million Mezzanine Loan (Gaylord Rockies Joint Venture)

In December 2015, Aurora Convention Hotel Mezz, LLC (“Mezz”) and Aurora Convention Center Hotel Lessee Midco Member, LLC (collectively, “Mezz Borrower”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Mezzanine Loan Agreement (the “Mezzanine Loan”) with Marriott International Capital Corporation, for a mezzanine loan with available borrowings, as amended, of up to $39.0 million, of which $37.7 million was outstanding at December 31, 2018. The Mezzanine Loan bears interest at an annual rate of LIBOR plus 7.00% and matures on December 18, 2019, with three optional one-year extensions that mirror the Construction Loan. The Mezzanine Loan is secured by Mezz Borrower’s interests in the joint venture. See Note 4 to the consolidated financial statements included herein for additional information regarding guarantees we have provided under the Mezzanine Loan.

Additional Debt Limitations. Pursuant to the terms of the four owned Gaylord Hotels management agreements and pooling agreement with Marriott, we are subject to certain debt limitations described below.

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

Gaylord Rockies is not a Pooled Hotel for this purpose.

Off-Balance Sheet Arrangements

As described in Note 4 to our consolidated financial statements included herein, we have invested in a joint venture that owns Gaylord Rockies. In connection with this investment and our December 2018 increase in our investment, we have provide a completion guarantee under each of the Construction Loan and the Mezzanine Loan capped at our pro rata share of all costs necessary to complete the project within the time specified in the senior loan documents. At December 31, 2018, we have not recorded any liability in the consolidated balance sheet associated with these guarantees.

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our credit facility had issued $2.3 million of letters of credit at December 31, 2018. Except as set forth in these paragraphs, we do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2018, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1) (2)	$2,462,862	$501,612	$885,000	$610,000	$466,250
Capital leases	618	21	45	49	503
Operating leases (3)	605,061	5,566	10,987	10,781	577,727
Construction commitments (4)	44,496	44,496	—	—	—
Total contractual obligations	$3,113,037	$551,695	$896,032	$620,830	$1,044,480

(1)

Long-term debt commitments do not include approximately $349.2 million in interest payments projected to be due in future years (less than 1 year – $116.0 million; 1‑3 years – $151.8 million; 3‑5 years – $71.0 million; more than 5 years – $10.3 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at December 31, 2018 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herein for a discussion of the interest we paid during 2018, 2017 and 2016.

(2)	Debt commitments due in less than one year includes $496.6 million of construction and mezzanine loans for the Gaylord Rockies joint venture.
(3)

Total operating lease commitments of $605.1 million include the 75‑year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

(4)

With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is generally 5.0% of the respective properties’ total annual revenue. At December 31, 2018, $44.5 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

The expected cash flows under our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan are estimated based upon the best information currently available, but are not driven by contractual terms. Therefore, these obligations have been excluded from the contractual obligations table above. During 2019, we expect to contribute approximately $1.5 million, $1.0 million and $0.3 million, respectively, to our defined benefit pension plan, our non-qualified retirement plan and our defined benefit postretirement health care and life insurance plan. See Note 8 and Note 9 to our consolidated financial statements included herein for further discussion related to these obligations.

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

Revenue recognition. Revenues from occupied hotel rooms are recognized over time as the daily hotel stay is provided to hotel groups and guests. Revenues from concessions, food and beverage sales, and group meeting services are recognized over the period or at the time those goods or services are delivered to the hotel group or guest. Revenues from ancillary services at our hotels, such as spa, parking, and transportation services, are generally recognized at the time the goods or services are provided. Cancellation fees and attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, are generally recognized as revenue in the period we determine it is probable that a significant reversal in the amount of revenue recognized will not occur, which is typically the period these fees are collected. We generally recognize revenues from the Entertainment segment at the point in time that services are provided or goods are delivered or shipped to the customer, as applicable.

Impairment of long-lived and other assets. In accounting for our long-lived and other assets (including our notes receivable associated with the development of Gaylord National and Gaylord Rockies), we assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available.

Recoverability of the notes receivable associated with Gaylord National and Gaylord Rockies is measured by comparing the carrying amount of the notes to the fair value of the notes. If the carrying value is greater than the fair value, we then assess if the decline in fair value is other-than-temporary. If the decline in fair value is deemed to be other than temporary, which is based on our intent and ability to hold the notes receivable to maturity and whether we expect to receive all debt service payments due under the notes, then the notes are impaired. Subsequent to the recognition of an other-than-temporary impairment, we account for the notes receivable as if it had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment previously recognized in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income.

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

In addition, we must evaluate uncertainties in the application of complex tax regulations in the calculation of tax liabilities. We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We make this assessment based on only the technical merits of the tax position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements and a liability for unrecognized tax benefits is established. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax benefit recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. To the extent that we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability established, our effective tax rate in a given financial statement period may be affected. At December 31, 2018 and 2017, we had no accruals for unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2018 and 2017, we have accrued no interest or penalties related to uncertain tax positions.

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

The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate increased from 3.30% for the pension plan and 3.15% for the postretirement benefits other than pension plans at December 31, 2017 to 3.95% and 3.83%, respectively, at December 31, 2018.

We determine the overall expected long-term return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each allocation of plan assets, and advice by our third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption that is determined at the beginning of each year and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty-year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension expense. The expected return on plan assets assumption used for determining net periodic pension expense for 2018 and 2017 was 6.5%. Actual return on plan assets for 2018 and 2017 was (6.0)% and 17.9%, respectively. Our historical actual return averaged 9.2% for the ten-year period ended December 31, 2018. In the future, we may make additional discretionary contributions to the plan or we could be required to make mandatory cash funding payments.

The mortality rate assumption used for determining future benefit obligations as of December 31, 2018 and 2017 was based on the RP 2014 Adjusted to 2006 Total Dataset Mortality Tables. In estimating the health care cost trend rate, we consider our actual health care cost experience, industry trends, and advice from our third-party actuary.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would increase or decrease 2018 net periodic pension expense by approximately $0.1 million and $0.2 million, respectively. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase 2018 net periodic pension expense by approximately $0.6 million and $0.7 million, respectively.

Acquisitions and Purchase Price Allocations. Accounting for the acquisition of a hotel property or other entity as a business combination, or becoming the primary beneficiary of a previously unconsolidated variable interest entity, requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, and intangible assets, that are assumed as part of the transaction, as well as any noncontrolling interests. We use all available information to make these fair value determinations, including market data for similar assets, expected cash flows discounted at risk-adjusted rates, and replacement cost for assets, among others. We may engage third parties to provide valuation services to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Acquisition-related costs, such as due diligence, legal and accounting fees, are expensed as incurred.

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

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are from changes in interest rates and changes in asset values of investments that fund our pension plan. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” in this Annual Report on Form 10‑K for more discussion on how interest rate increases affect our operations and financial condition.

Risk Related to Changes in Interest Rates

Borrowings outstanding under the Revolver currently bear interest at an annual rate of LIBOR plus 1.55%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $525.0 million in borrowings outstanding under the revolving credit portion of our Credit Facility at December 31, 2018 would increase by approximately $5.3 million.

Borrowings outstanding under our Term Loan A currently bear interest at an annual rate of LIBOR plus 1.50%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $200.0 million in borrowings outstanding under our Term Loan A at December 31, 2018 would increase by approximately $2.0 million.

Borrowings outstanding under our Term Loan B currently bear interest at an annual rate of LIBOR plus 2.00%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $491.3 million in borrowings outstanding under our Term Loan B at December 31, 2018 would increase by approximately $4.9 million.

Borrowings outstanding under the Gaylord Rockies joint venture construction loan bear interest at an annual rate of LIBOR plus 3.25%. If LIBOR were to increase by 100 basis points, the annual interest cost on the $458.9 million in borrowings outstanding under the construction loan at December 31, 2018 would increase by approximately $4.6 million.

Borrowings outstanding under the Gaylord Rockies joint venture mezzanine loan bear interest at an annual rate of LIBOR plus 7.00%. If LIBOR were to increase by 100 basis points, the annual interest cost on the $37.7 million in borrowings outstanding under the mezzanine loan at December 31, 2018 would increase by approximately $0.4 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2018. As a result, the interest rate market risk implicit in these investments at December 31, 2018, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At December 31, 2018, the value of the investments in the pension fund was $59.7 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.0 million.

Summary

Based upon our overall market risk exposures at December 31, 2018, we believe that the effects of changes in interest rates related to our borrowings and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows.

Item 8.              Financial Statements and Supplementary Data

Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page 74 of this Annual Report on Form 10‑K and incorporated by reference herein.

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.            Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) and Rule 15d‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control - Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

As permitted by SEC regulations, our management has excluded the Gaylord Rockies joint venture from its assessment of internal control over financial reporting as of December 31, 2018 since we acquired a controlling interest in the Gaylord Rockies joint venture as of December 31, 2018. The Gaylord Rockies joint venture constituted 34% and 0% of total assets and total revenues, respectively, as of and for the year ended December 31, 2018.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of an acquisition of an additional ownership interest in a previously-existing variable interest entity on December 31, 2018, we have added new controls around the accounting for this transaction, including the process of determining the fair values of the assets acquired and liabilities assumed and the consolidation of the variable interest entity’s balance sheet.

Item 9B.            Other Information

None.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Election of the Nominees for Director Identified in this Proxy Statement” in our Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed with the SEC. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c)(3) of Regulation S-K is incorporated by reference to the discussion under the heading “Submitting Stockholder Proposals and Nominations for 2020 Annual Meeting” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed with the SEC.

Certain other information concerning executive officers and certain other officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10‑K under the caption “Executive Officers of the Registrant.”

The Company has a separately designated audit committee of the Board of Directors established in accordance with the Exchange Act. Rachna Bhasin, Alvin Bowles, Fazal Merchant, Patrick Q. Moore and Robert S. Prather, Jr. currently serve as members of the Audit Committee, and Mr. Moore serves as its chairman. Our Board of Directors has determined that Mr. Prather and Mr. Merchant are “audit committee financial experts” as defined by the SEC and are independent, as that term is defined in the Exchange Act and the listing standards of the New York Stock Exchange.

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

Item 11.            Executive Compensation

The information required by this Item is incorporated herein by reference to the discussions under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation – 2018 Summary Compensation Table,” “2018 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2018 Fiscal Year End,” “2018 Option Exercises and Stock Vested,” “Other Compensation Information – Pension Benefits,” “Other Compensation Information – Nonqualified Deferred Compensation,” “Potential Payments on Termination or Change of Control,” “Committees of the Board – Compensation Committee Interlocks and Insider Participation,” and “Human Resources Committee Report” in our Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed with the SEC.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Stock Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed with the SEC.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the discussions under the headings “Company Information – Corporate Governance – Independence of Directors” in our Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed with the SEC.

Item 14.             Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed with the SEC.

PART IV

Item 15.            Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

The accompanying index to financial statements on page 74 of this Annual Report on Form 10‑K is provided in response to this Item.

(a)(2)     Financial Statement Schedules

The following financial statement schedule is filed as a part of this report and is included herein on page 122 of this Annual Report on Form 10‑K:

Schedule III – Real Estate and Accumulated Depreciation

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)     Exhibits

The following exhibits are filed with this Annual Report on Form 10‑K or are incorporated herein by reference:

EXHIBIT
NUMBER	DESCRIPTION
2.1†

Purchase Agreement, dated as of September 13, 2018, by and among Ryman Hospitality Properties, Inc., Aurora Convention Center Hotel Partners, LLC, AREG Aurora CCH LLC, and RIDA Aurora LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8‑K filed September 14, 2018).

2.2

First Amendment to Purchase Agreement, dated December 31, 2018, by and among Ryman Hospitality Properties, Inc., Aurora Convention Center Hotel Partners, LLC, AREG Aurora CCH LLC, and RIDA Aurora LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 7, 2019).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed October 1, 2012).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8‑K filed October 1, 2012).
4.1	Specimen of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed September 24, 2012).
4.2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.
4.3

Indenture, dated as of April 3, 2013, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.00% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed April 5, 2013).

4.4	Form of 5.00% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K filed April 5, 2013).
4.5

Registration Rights Agreement, dated as of April 3, 2013, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., the Guarantors (as defined therein) and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, U.S. Bancorp Investments, Inc. and Credit Agricole Securities (USA) Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8‑K filed April 5, 2013).

4.6

Indenture, dated as of April 14, 2015, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed April 14, 2015).

4.7	Form of 5.00% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K filed April 14, 2015).
4.8

Registration Rights Agreement, dated as of April 14, 2015, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., the Guarantors (as defined therein) and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, U.S. Bankcorp Investments, Inc. and Credit Agricole Securities (USA) Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8‑K filed April 14, 2015).

10.1

Fifth Amended and Restated Credit Agreement dated as of May 11, 2017, by and among the Company, as a guarantor, RHP Hotel Properties, LP, as the borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed May 15, 2017).

10.2

Amendment No. 1 dated as of May 23, 2017, among Ryman Hospitality Properties, Inc., as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent with respect to $200.0 million term loan A (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on May 24, 2017).

10.3

Amendment No. 2 to Fifth Amended and Restated Credit Agreement dated June 26, 2018, by and among Ryman Hospitality Properties, Inc., as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed August 8, 2018).

10.4

Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 1999).

10.5

Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2002).

10.6

Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2002).

10.7

First Amended and Restated Agreement of Limited Partnership of RHP Hotel Properties, LP, dated December 31, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2019.

10.8#	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S‑1).
10.9#	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2000).
10.10#

Executive Employment Agreement of Colin V. Reed, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the SEC on February 27, 2008).

10.11#

First Amendment to Executive Employment Agreement of Colin V. Reed, dated December 18, 2008, with Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8‑K filed with the SEC on December 23, 2008).

10.12#

Second Amendment to Executive Employment Agreement, dated September 3, 2010, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2010).

10.13#

Third Amendment to Executive Employment Agreement, dated as of November 5, 2012, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012).

10.14#

Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2001).

10.15#

Form of Employment Agreement of Mark Fioravanti, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed with the SEC on February 27, 2008).

10.16#	Form of Amendment No. 1 to Employment Agreement of Mark Fioravanti (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009).
10.17#

Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2010).

10.18#

Third Amendment to Executive Employment Agreement dated as of November 5, 2012, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012).

10.19#

Employment Agreement dated as of February 25, 2008 by and between the Company and Bennett Westbrook (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012).

10.20#

Amendment No. 1 to Employment Agreement dated as of September 3, 2010 by and between Bennett Westbrook (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012).

10.21#

Second Amendment to Employment Agreement dated as of November 5, 2012 by and between the Company and Bennett Westbrook (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10‑K for the year December 31, 2012).

10.22#

Third Amendment to Employment Agreement dated as of July 1, 2016 by and between the Company and Bennett Westbrook (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016).

10.23#

Severance Agreement dated as of February 26, 2018 between the Company and Patrick Chaffin (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.24#

Severance Agreement dated as of February 26, 2018 between the Company and Scott Lynn (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.25#

Severance Agreement dated as of February 26, 2018 between the Company and Jennifer Hutcheson (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.26#

Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2002).

10.27*#	Summary of Director and Executive Officer Compensation.
10.28#

Gaylord Entertainment Company Amended and Restated 2006 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders filed with the SEC on April 1, 2011).

10.29#

Amendment dated February 10, 2017 to Amended and Restated 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016).

10.30#

Form of Restricted Share Award Agreement with respect to restricted stock granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2006).

10.31#

Form of Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2006).

10.32#

Form of Director Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2006).

10.33#

Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2006).

10.34#

Form of Restricted Stock Unit Award Agreement with respect to performance-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10‑K filed with the SEC on February 28, 2008).

10.35#

Form of Restricted Stock Unit Award Agreement with respect to time-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009).

10.36#

Form of Restricted Stock Unit Award Agreement with respect to performance-based restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012).

10.37#

Form of 2013 Time-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10‑K for the year December 31, 2012).

10.38#

Form of 2013 Performance-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10‑K for the year December 31, 2012).

10.39#

Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan in lieu of cash retainer fees (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10‑K for the year December 31, 2013).

10.40#

Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan to replace previously deferred cash retainer fees (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10‑K for the year December 31, 2013).

10.41#	Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the SEC on May 6, 2016).
10.42#

Amendment dated February 10, 2017 to Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016).

10.43#

Form of Restricted Stock Unit Award Agreement granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016).

10.44#

Form of Restricted Stock Unit Award Agreement with respect to time-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016).

10.45#

Form of Restricted Stock Unit Award Agreement with respect to performance-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016).

21*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).
31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*

The following materials from Ryman Hospitality Property, Inc.’s Annual Form on Form 10‑K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: February 26, 2019	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed	Chairman of the Board of Directors	February 26, 2019
Colin V. Reed	and Chief Executive Officer

/s/ Michael J. Bender	Director	February 26, 2019
Michael J. Bender

/s/ Rachna Bhasin	Director	February 26, 2019
Rachna Bhasin

/s/ Alvin Bowles	Director	February 26, 2019
Alvin Bowles

/s/ Ellen R. Levine	Director	February 26, 2019
Ellen R. Levine

/s/ Fazal F. Merchant	Director	February 26, 2019
Fazal F. Merchant

/s/ Patrick Q. Moore	Director	February 26, 2019
Patrick Q. Moore

Director
Christine Pantoya

/s/ Robert S. Prather, Jr.	Director	February 26, 2019
Robert S. Prather, Jr.

/s/ Michael I. Roth	Director	February 26, 2019
Michael I. Roth

/s/ Mark Fioravanti	President and Chief Financial Officer	February 26, 2019
Mark Fioravanti

/s/ Jennifer Hutcheson	Senior Vice President, Corporate Controller	February 26, 2019
Jennifer Hutcheson	and Chief Accounting Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Ryman Hospitality Properties, Inc. and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2018 and 2017 and for Each of the Three Years in the Period Ended December 31, 2018
Report of Independent Registered Public Accounting Firm	75
Report of Independent Registered Public Accounting Firm	76
Consolidated Balance Sheets as of December 31, 2018 and 2017	78
Consolidated Statements of Operations for the Years ended December 31, 2018, 2017, and 2016	79
Consolidated Statements of Comprehensive Income for the Years ended December 31, 2018, 2017, and 2016	80
Consolidated Statements of Cash Flows for the Years ended December 31, 2018, 2017, and 2016	81
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2018, 2017, and 2016	82
Notes to Consolidated Financial Statements	83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryman Hospitality Properties, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ryman Hospitality Properties, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Gaylord Rockies joint venture, for which the Company acquired a controlling interest on December 31, 2018 and are included in the 2018 consolidated financial statements of the Company. The Gaylord Rockies joint venture constituted 34% and 0% of total assets and total revenues, respectively, as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Gaylord Rockies joint venture.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) of the Company, and our report dated February 26, 2019, expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 26, 2019

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2018	2017
ASSETS:
Property and equipment, net of accumulated depreciation (including $1,018,499 and $0 from VIEs, respectively)	$3,149,095	$2,065,657
Cash and cash equivalents - unrestricted	103,437	57,557
Cash and cash equivalents - restricted	45,652	21,153
Notes receivable	122,209	111,423
Investment in Gaylord Rockies joint venture	—	88,685
Trade receivables, less allowance of $763 and $651, respectively	67,923	57,520
Deferred income tax assets, net	40,557	50,117
Prepaid expenses and other assets (including $20,419 and $0 from VIEs, respectively)	78,240	67,831
Intangible assets (including $241,973 and $0 from VIEs, respectively)	246,770	4,285
Total assets	$3,853,883	$2,524,228

LIABILITIES AND EQUITY:
Debt and capital lease obligations (including $494,578 and $0 from VIEs, respectively)	$2,441,895	$1,591,392
Accounts payable and accrued liabilities (including $70,215 and $0 from VIEs, respectively)	274,890	179,649
Dividends payable	45,019	42,129
Deferred management rights proceeds	174,026	177,057
Other liabilities	161,043	155,845
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	287,433	—
Stockholders' equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,336 and 51,198 shares issued and outstanding, respectively	513	512
Additional paid-in capital	900,795	896,759
Treasury stock of 592 and 567 shares, at cost	(15,183)	(13,253)
Accumulated deficit	(388,524)	(479,170)
Accumulated other comprehensive loss	(28,024)	(26,692)
Total stockholders' equity	469,577	378,156
Total liabilities and stockholders' equity	$3,853,883	$2,524,228

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2018, 2017 and 2016
(Amounts in thousands, except per share data)

	2018	2017	2016
Revenues:
Rooms	$454,370	$431,768	$420,011
Food and beverage	519,843	483,945	477,493
Other hotel revenue	153,690	143,947	142,139
Entertainment	147,215	125,059	109,564
Total revenues	1,275,118	1,184,719	1,149,207

Operating expenses:
Rooms	118,060	112,636	109,618
Food and beverage	282,906	269,824	267,307
Other hotel expenses	339,529	327,283	323,320
Management fees, net	30,744	23,856	22,194
Total hotel operating expenses	771,239	733,599	722,439
Entertainment	109,249	84,513	74,627
Corporate	30,833	31,387	26,883
Preopening costs	4,869	1,926	—
Depreciation and amortization	120,876	111,959	109,816
Impairment charges	23,783	—	—
Other-than-temporary impairment loss on held-to-maturity securities:
Total other-than-temporary impairment loss	—	41,961	—
Less portion recognized in other comprehensive income	—	(6,543)	—
Net impairment loss recognized in earnings on held-to-maturity securities	—	35,418	—
Total operating expenses	1,060,849	998,802	933,765

Operating income	214,269	185,917	215,442
Interest expense	(74,961)	(66,051)	(63,906)
Interest income	10,469	11,818	11,500
Income (loss) from joint ventures	125,005	(4,402)	(2,794)
Other gains and (losses), net	1,633	(337)	2,524
Income before income taxes	276,415	126,945	162,766

(Provision) benefit for income taxes	(11,745)	49,155	(3,400)
Net income	$264,670	$176,100	$159,366

Basic income per share	$5.16	$3.44	$3.12
Diluted income per share	$5.14	$3.43	$3.11

Dividends declared per common share	$3.40	$3.20	$3.00

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2018, 2017 and 2016
(Amounts in thousands)

	2018	2017	2016
Net income	$264,670	$176,100	$159,366

Other comprehensive income (loss), before tax:
Gain (loss) on minimum pension liability:
Unrealized gains (losses) arising during the period	(2,231)	3,111	2,599
Amount reclassified from accumulated other comprehensive loss	(64)	60	180
	(2,295)	3,171	2,779
Other-than-temporary impairment loss on held-to-maturity securities:
Non-credit loss on other-than-temporary impairment	—	(6,543)	—
Amount reclassified from accumulated other comprehensive loss	333	—	—
	333	(6,543)	—

Other comprehensive income (loss), before tax	(1,962)	(3,372)	2,779
Income tax (provision) benefit related to items of comprehensive income (loss)	630	(1,052)	—
Other comprehensive income (loss), net of tax	(1,332)	(4,424)	2,779
Comprehensive income	$263,338	$171,676	$162,145

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016
(Amounts in thousands)

	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$264,670	$176,100	$159,366
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	10,190	(52,637)	321
Depreciation and amortization	120,876	111,959	109,816
Amortization of deferred financing costs	5,632	5,350	4,863
Impairment charges	23,783	—	—
Net impairment loss recognized in earnings on held-to-maturity securities	—	35,418	—
Write-off of deferred financing costs	1,956	925	—
(Income) loss from joint ventures	(125,005)	4,402	2,794
Stock-based compensation expense	7,656	6,640	6,128
Changes in:
Trade receivables	(8,320)	(9,702)	7,215
Accounts payable and accrued liabilities	22,201	17,189	1,148
Other assets and liabilities	(1,720)	186	1,950
Net cash flows provided by operating activities	321,919	295,830	293,601

Cash Flows from Investing Activities:
Purchases of property and equipment	(188,217)	(182,565)	(117,977)
Investment in Gaylord Rockies joint venture	—	(16,309)	(70,141)
Purchase of additional interest in Gaylord Rockies joint venture, net of cash acquired	(223,564)	—	—
Other equity investments in joint ventures	(2,199)	(9,313)	(2,500)
Purchase of remaining interest in Opry City Stage, net of cash acquired	(3,963)	—	—
Proceeds from sale of Peterson LOI	—	—	6,785
Other investing activities	(5,367)	(7,234)	4,299
Net cash flows used in investing activities	(423,310)	(215,421)	(179,534)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	354,000	(211,400)	76,000
Borrowings under term loan A	—	200,000	—
Borrowings under term loan B	—	500,000	—
Repayments under term loan B	(5,000)	(393,750)	(4,000)
Repayment of note payable related to purchase of AC Hotel	—	—	(6,000)
Deferred financing costs paid	(642)	(12,268)	—
Repurchase of Company stock for retirement	—	—	(24,811)
Payment of dividends	(172,415)	(161,706)	(151,160)
Payment of tax withholdings for share-based compensation	(4,164)	(3,810)	(3,235)
Other financing activities	(9)	45	1,683
Net cash flows provided by (used in) financing activities	171,770	(82,889)	(111,523)

Net change in cash, cash equivalents, and restricted cash	70,379	(2,480)	2,544
Cash, cash equivalents, and restricted cash, beginning of period	78,710	81,190	78,646
Cash, cash equivalents, and restricted cash, end of period	$149,089	$78,710	$81,190

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$103,437	$57,557	$59,128
Cash and cash equivalents - restricted	45,652	21,153	22,062
Cash, cash equivalents, and restricted cash, end of period	$149,089	$78,710	$81,190

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2018, 2017 and 2016
(Amounts in thousands)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	Stock	Deficit	Loss	Equity
BALANCE, December 31, 2015	$513	$887,501	$(10,001)	$(473,404)	$(25,047)	$379,562
Net income	—	—	—	159,366	—	159,366
Tax benefit related to adoption of ASU 2016-09	—	—	—	75	—	75
Other comprehensive income, net of income taxes	—	—	—	—	2,779	2,779
Repurchase of Company stock for retirement	(5)	—	—	(24,806)	—	(24,811)
Payment of dividend	—	883	(1,541)	(153,036)	—	(153,694)
Exercise of stock options	—	1,702	—	—	—	1,702
Restricted stock units and stock options surrendered	2	(3,112)	—	—	—	(3,110)
Stock-based compensation expense	—	6,128	—	—	—	6,128
BALANCE, December 31, 2016	$510	$893,102	$(11,542)	$(491,805)	$(22,268)	$367,997
Net income	—	—	—	176,100	—	176,100
Other comprehensive loss, net of income taxes	—	—	—	—	(4,424)	(4,424)
Payment of dividend	—	745	(1,711)	(163,465)	—	(164,431)
Exercise of stock options	—	65	—	—	—	65
Restricted stock units and stock options surrendered	2	(3,793)	—	—	—	(3,791)
Stock-based compensation expense	—	6,640	—	—	—	6,640
BALANCE, December 31, 2017	$512	$896,759	$(13,253)	$(479,170)	$(26,692)	$378,156
Net income	—	—	—	264,670	—	264,670
Transition adjustment related to adoption of ASU 2014-09	—	—	—	(134)	—	(134)
Other comprehensive loss, net of income taxes	—	—	—	—	(1,332)	(1,332)
Payment of dividend	—	514	(1,930)	(173,890)	—	(175,306)
Exercise of stock options	—	11	—	—	—	11
Restricted stock units and stock options surrendered	1	(4,145)	—	—	—	(4,144)
Stock-based compensation expense	—	7,656	—	—	—	7,656
BALANCE, December 31, 2018	$513	$900,795	$(15,183)	$(388,524)	$(28,024)	$469,577

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

On January 1, 2013, the Company began operating as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). The Company’s other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National. The Company also owns a 61.2% interest in a joint venture (the “Gaylord Rockies joint venture”) that owns the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which opened in December 2018 and is managed by Marriott. For more information regarding the Company’s increase in its ownership percentage in the Gaylord Rockies joint venture as of December 31, 2018, see Note 4.

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

The Company previously owned Opry City Stage, a four-level entertainment complex in Times Square that opened in December 2017 under a joint venture agreement of which the Company owned 50%. In the second quarter of 2018, the Company acquired the remaining 50% joint venture interest in Opry City Stage for a combination of $3.9 million in cash and the forgiveness of a note receivable previously due to the Company from the other joint venture partner of $7.9 million. Subsequent to the Company’s purchase of the remaining 50% joint venture interest, the Company determined that current ongoing operations were not meeting the revenue expectations from the time of purchase. In September 2018, the Company announced that it was temporarily suspending operations at Opry City Stage to appropriately reposition the venue and its operations, and in December 2018, the Company determined that it would permanently close the venue. During 2018, the Company performed impairment assessments of the carrying amount of Opry City Stage assets and recorded impairment charges of $22.6 million, which represents substantially all of the assets associated with the venue, and are reflected as impairment charges in the accompanying consolidated statements of operations and comprehensive income for 2018.

The Company conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and all of its operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with its REIT conversion. Ryman is the sole limited partner of the Operating Partnership and currently owns, either directly or indirectly, all of the partnership units of the Operating Partnership. RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Annual Report on Form 10‑K and Ryman’s other reports, documents or other information filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

On December 31, 2018, the Company amended the limited partnership agreement of the Operating Partnership to provide that its partnership units may be exchanged on a one-for-one basis for shares of the Company’s common stock. Under certain circumstances, the Company may issue such partnership units as consideration to acquire hotel properties.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality; Entertainment; and Corporate and Other. The Company’s fiscal year ends on December 31 for all periods presented.

Business Segments

Hospitality

The Hospitality segment includes the Gaylord Hotels branded hotels, the Inn at Opryland and the AC Hotel, as well as the Company’s equity investment in Gaylord Rockies. See Note 4 for further discussion of this investment. Each of the Company’s hotels, as well as Gaylord Rockies, is managed by Marriott pursuant to a management agreement for each hotel.

Entertainment

The Entertainment segment includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, the General Jackson, the Wildhorse Saloon, and Gaylord Springs, among others. Marriott manages the day-to-day operations of the General Jackson, Gaylord Springs and the Wildhorse Saloon pursuant to management agreements.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s investments in non-controlled entities in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The terms of the Company’s increased investment in the Gaylord Rockies joint venture and certain related agreements provide that a subsidiary of the Company is the managing member and is responsible for day-to-day management of the joint venture and for future financings meeting certain parameters. Designated decisions, such as refinancings that do not meet established parameters, future expansions of the hotel, transactions with affiliates, selling the hotel, and admitting additional members of the joint venture, are to be approved by a majority vote of a committee consisting of two members designated by the Company and two members designated by the minority partner. Based on management’s analysis of these updated agreements, management concluded the Company’s responsibility for the day-to-day management of the joint venture and for future financings meeting certain parameters results in the Company having the power to direct the activities that most significantly impact the economic performance of the joint venture. In addition, the shared decisions represent protective rights of both parties. Thus, the Company is the primary beneficiary of this variable interest entity at December 31, 2018. As such, the Company consolidated the assets and liabilities of the joint venture effective December 31, 2018 and will begin consolidating the ongoing operations of the joint venture effective January 1, 2019. See “Noncontrolling Interest in Consolidated Joint Venture” and Note 4 below for further discussion.

Property and Equipment

Property and equipment are stated at cost or at estimated fair value if recorded in connection with purchase accounting. Improvements and significant renovations that extend the lives of existing assets are capitalized. Interest on funds borrowed to finance the construction of major capital additions not funded through furniture, fixtures and equipment reserves is included in the cost of the applicable capital addition. Maintenance and repairs are charged to expense as incurred. Property and equipment are generally depreciated using the straight-line method over the following estimated useful lives:

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

Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2018	2017	2016
Debt interest paid	$74,821	$63,325	$60,780
Capitalized interest	(10,013)	(6,645)	(1,721)
Cash paid for interest, net of capitalized interest	$64,808	$56,680	$59,059

Net cash payments of income taxes in 2018, 2017 and 2016 were $1.6 million, $4.1 million and $1.7 million, respectively.

Accounts Receivable

The Company’s accounts receivable are primarily generated by meetings and convention attendees’ room nights and food and beverage. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivable is minimized due to the large and diverse nature of the customer base.

Allowance for Doubtful Accounts

The Company provides allowances for doubtful accounts based upon a percentage of revenue and periodic evaluations of the aging of accounts receivable.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31 consist of (amounts in thousands):

	2018	2017
Prepaid expenses	$15,732	$14,526
Inventories	9,823	8,052
Supplemental deferred compensation plan assets	24,687	25,055
Other	27,998	20,198
Total prepaid expenses and other assets	$78,240	$67,831

Prepaid expenses consist of prepayments for property taxes, insurance and other contracts that will be expensed during the subsequent year. Inventories consist primarily of food and beverage inventory for resale and retail inventory sold in the Entertainment segment. Inventory is carried at the lower of cost or net realizable value. Cost is computed on an average cost basis. Other assets include capitalized software costs, non-trade receivables, and investments in joint ventures, among others.

Intangible Assets

In connection with the Company’s purchase price allocation of the Gaylord Rockies joint venture, as discussed further in Note 4, the Company acquired certain definite-lived intangibles, which are shown on the accompanying consolidated balance sheet as of December 31, 2018. Included in these intangibles are advanced bookings of $125.5 million and value in the Gaylord Hotels trade name, which Marriott owns, of $115.3 million. The advanced bookings will be amortized on a straight-line basis over a period of 3.5 years, which corresponds with the period in which the advanced deposits relate, and the value in the trade name will be amortized on a straight-line basis over 30 years, which is the period of the Marriott management agreement. The estimated amounts of amortization expense for the next five years are as follows (amounts in thousands):

2019	$40,125
2020	40,125
2021	40,125
2022	22,196
2023	4,267
$146,838

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consist of (amounts in thousands):

	2018	2017
Trade accounts payable	$77,620	$32,663
Property and other taxes payable	35,947	34,282
Deferred revenues	69,280	51,232
Accrued salaries and benefits	21,544	25,178
Accrued interest payable	16,027	11,179
Other accrued liabilities	54,472	25,115
Total accounts payable and accrued liabilities	$274,890	$179,649

Deferred revenues consist primarily of deposits on advance bookings of hotel rooms and advance ticket sales at the Company’s tourism properties, as well as uncollected attrition and cancellation fees. Other accrued liabilities include accruals for, among others, purchasing, meeting planner commissions and utilities. The increase in trade accounts payable and other accrued liabilities from 2017 to 2018 primarily results from liabilities incurred from consolidation of the Gaylord Rockies joint venture.

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

Deferred Management Rights Proceeds

The Company has deferred and amortizes the proceeds received from Marriott that were allocated to the sale of the management rights, as discussed further in Note 6, on a straight-line basis over the 65‑year term of the hotel management agreements, including extensions, as a reduction in management fee expense in the accompanying consolidated statements of operations.

Other Liabilities

Other liabilities at December 31 consist of (amounts in thousands):

	2018	2017
Pension and postretirement benefits liability	$34,712	$34,763
Straight-line lease liability	100,068	95,078
Deferred compensation liability	24,687	25,055
Other	1,576	949
Total other liabilities	$161,043	$155,845

Deferred Financing Costs

Deferred financing costs (“DFCs”) consist of loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method, and are presented as a reduction of the related debt liability. During 2018, 2017 and 2016, DFCs of $5.6 million, $5.4 million and $4.9 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations.

As a result of refinancing of the Company’s credit facility in 2018 and 2017, the Company wrote off $2.0 million and $0.9 million of DFCs during 2018 and 2017, respectively, which are included in interest expense in the accompanying consolidated statements of operations.

Noncontrolling Interest in Consolidated Joint Venture

The noncontrolling interest in the Gaylord Rockies joint venture represents the minority partners’ proportionate share of the assets and liabilities of the joint venture at December 31, 2018. The noncontrolling interest is classified in the mezzanine section of the consolidated balance sheet as the related redemption options do not meet the requirements for permanent equity classification because these redemption options may be redeemed by the holder as described in Note 4.

Beginning in 2019, an adjustment will also be made for the minority partners’ proportionate share of income or loss. The initial value of the noncontrolling interest, which includes certain put rights, was estimated based on the purchase price allocation performed and is discussed further in Note 4. In general, the carrying value on a go-forward basis will be based on the greater of the accumulated historical cost or the put right redemption value, but at December 31, 2018, the amount represents the fair value of the noncontrolling interest on the date that the Company acquired a controlling interest.

Revenue Recognition

Revenues from occupied hotel rooms are recognized over time as the daily hotel stay is provided to hotel groups and guests. Revenues from concessions, food and beverage sales and group meeting services are recognized over the period or at the point in time those goods or services are delivered to the hotel group or guest. Revenues from ancillary services at the Company’s hotels, such as spa, parking, and transportation services, are generally recognized at the time the goods or services are provided. Cancellation fees and attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, are generally recognized as revenue in the period the Company determines it is probable that a significant reversal in the amount of revenue recognized will not occur, which is typically the period these fees are collected. The Company generally recognizes revenues from the Entertainment segment at the point in time that services are provided or goods are delivered or shipped to the customer, as applicable. The Company is required to collect certain taxes from customers on behalf of government agencies and remit these to the applicable governmental entity on a periodic basis. These taxes are collected from customers at the time of purchase, but are not included in revenue. The Company records a liability upon collection from the customer and relieves the liability when payments are remitted to the applicable governmental agency.

The Company’s revenues disaggregated by major source are as follows (in thousands):

	2018	2017	2016
Hotel group rooms	$312,364	$294,411	$291,950
Hotel transient rooms	142,006	137,357	128,061
Hotel food and beverage - banquets	360,181	329,655	324,246
Hotel food and beverage - outlets	159,662	154,290	153,247
Hotel other	153,690	143,947	142,139
Entertainment admissions/ticketing	69,291	63,586	54,028
Entertainment food and beverage	45,961	31,901	28,059
Entertainment retail and other	31,963	29,572	27,477
Total revenues	$1,275,118	$1,184,719	$1,149,207

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	2018	2017	2016
Gaylord Opryland	$365,999	$337,764	$331,828
Gaylord Palms	200,763	195,735	195,719
Gaylord Texan	260,418	230,085	231,179
Gaylord National	274,299	268,313	255,846
AC Hotel	10,761	11,805	9,992
Inn at Opryland and other	15,663	15,958	15,079
Total Hospitality segment revenues	$1,127,903	$1,059,660	$1,039,643

Almost all of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At December 31, 2018 and December 31, 2017, the Company had $69.3 million and $51.2 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2017, approximately $44.2 million was recognized in revenues during 2018.

Management Fees

The Company pays Marriott a base management fee of approximately 2% of revenues for the wholly-owned properties that Marriott manages and a base management fee of approximately 3% of revenues for Gaylord Rockies, as well as an incentive fee for each managed property that is based on profitability. The Company incurred $23.3 million, $22.0 million and $21.4 million in base management fees to Marriott during 2018, 2017 and 2016, respectively. The Company incurred $11.8 million, $6.1 million and $4.8 million in incentive fees to Marriott during 2018, 2017 and 2016, respectively. Management fees are presented in the consolidated statements of operations net of the amortization of the deferred management rights proceeds discussed further in Note 6.

Leases

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which the Gaylord Palms is located, a 10.0 acre site in Grapevine, Texas on which a portion of the Gaylord Texan is located, and office and other equipment. The Company’s leases are discussed further in Note 12.

Advertising Costs

Advertising costs are expensed as incurred and were $41.2 million, $38.4 million, and $36.7 million for 2018, 2017 and 2016, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for its stock-based compensation plan under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”

Preopening Costs

The Company expenses the costs associated with start-up activities and organization costs associated with its development or reopening of hotels and significant attractions as incurred. The Company’s preopening costs during 2018 include costs associated with an expansion of the guest rooms and convention space at Gaylord Texan, which opened in May 2018, costs associated with Ole Red Nashville, which opened in May 2018, and costs associated with SoundWaves, an indoor/outdoor luxury waterpark at Gaylord Opryland, the indoor portion of which opened in December 2018. The

Company’s preopening costs during 2017 include costs associated with a riverfront ballroom at Gaylord National, which opened in May 2017, and costs associated with various Entertainment segment development projects.

Impairment of Long-Lived and Other Assets

In accounting for the Company’s long-lived and other assets (including its notes receivable associated with the development of Gaylord National and Gaylord Rockies), the Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available.

Recoverability of the notes receivable associated with Gaylord National and Gaylord Rockies is measured by comparing the carrying amount of the notes to the fair value of the notes. If the carrying value is greater than the fair value, the Company then assesses if the decline in fair value is other than temporary. If the decline in fair value is deemed to be other than temporary, which is based on the Company’s intent and ability to hold the notes receivable to maturity and whether it expects to receive all debt service payments due under the notes, then the notes receivable are impaired. Subsequent to the recognition of an other-than-temporary impairment, the Company accounts for the notes receivable as if it had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment previously recognized in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income. See Note 3 for further disclosure.

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

	2018
	Income	Shares	Per Share
Net income	$264,670	51,294	$5.16
Effect of dilutive stock-based compensation	—	213	—
Net income — assuming dilution	$264,670	51,507	$5.14

	2017
	Income	Shares	Per Share
Net income	$176,100	51,147	$3.44
Effect of dilutive stock-based compensation	—	224	—
Net income — assuming dilution	$176,100	51,371	$3.43

	2016
	Income	Shares	Per Share
Net income	$159,366	51,009	$3.12
Effect of dilutive stock-based compensation	—	303	—
Net income — assuming dilution	$159,366	51,312	$3.11

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

Newly Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014‑09, “Revenue from Contracts with Customers,” the core principle of which is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, companies will need to use more judgment and make more estimates than under previous guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Due to the short-term, day-to-day nature of the Company’s hospitality and entertainment segment revenues, the pattern of revenue recognition did not change significantly upon adoption. The Company adopted this ASU in the first quarter of 2018 using the modified retrospective approach and has applied the standard to all contracts at the date of initial application. As such, prior period amounts have not been restated, and the Company recorded a transition adjustment to retained earnings of $0.1 million, which is reflected in the consolidated balance sheet and consolidated statement of stockholders’ equity for December 31, 2018 included herein. See “Revenue Recognition” within Note 1 for further disclosures.

In February 2016, the FASB issued ASU No. 2016‑02, “Leases,” that requires lessees to put most leases on their balance sheet, but recognize expenses on their income statements in a manner similar to previous accounting. The ASU also eliminates the required use of bright-line tests for determining lease classification. The ASU is effective for the Company in the first quarter of 2019, and the Company plans to adopt this standard at that time using the modified retrospective approach, with a cumulative-effect adjustment, if any, to retained earnings in the period of adoption. Prior period amounts will not be restated. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” both of which provide practical expedients that the Company plans to adopt. By adopting these practical expedients, the Company will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The Company has substantially completed its evaluation of its inventory of leases, determined the appropriate discount rates that will be used to determine the right-of-use assets and lease liabilities, and expects to record a right-of-use asset and corresponding lease liability of approximately $95 million to $105 million as of January 1, 2019. However, the Company expects a net impact to its assets and liabilities of less than $5 million after consideration of its current straight-line lease liability noted in the Other Liabilities table above. See Note 12 for a further disclosure of the Company’s outstanding leases.

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

In March 2017, the FASB issued ASU No. 2017‑07, “Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of benefits in the income statement. Under the new guidance, the service cost component of net periodic benefit cost is presented in the same statement of operations line item as other employee compensation costs. In addition, the other components of net periodic benefit cost are presented separately from service cost and outside of operating income, which the Company has included in other gains and (losses), net in the accompanying consolidated statements of operations. The Company adopted this ASU in the first quarter of 2018, and this adoption did not have a material impact on the Company’s financial statements. The prior period presentation has been updated to conform to the current period presentation.

In February 2018, the FASB issued ASU No. 2018‑02, “Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (“TCJA”). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the TCJA’s change in US federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the TCJA but do not directly relate to the change in the federal tax rate. The ASU is effective for the Company in the first quarter of 2019. The Company is currently evaluating the effects of this ASU on its financial statements, and such effects have not yet been determined.

2. Property and Equipment

Property and equipment at December 31 is recorded at cost, with the exception of the Gaylord Rockies joint venture as discussed below, and summarized as follows (amounts in thousands):

	2018	2017
Land and land improvements	$347,654	$267,051
Buildings	3,379,041	2,440,471
Furniture, fixtures and equipment	913,528	647,988
Construction-in-progress	48,295	138,702
	4,688,518	3,494,212
Accumulated depreciation	(1,539,423)	(1,428,555)
Property and equipment, net	$3,149,095	$2,065,657

Property and equipment as of December 31, 2018 includes all property and equipment of the Gaylord Rockies joint venture reflected at fair value according to the Company’s purchase price allocation described in Note 4. Depreciation expense, including amortization of assets under capital lease obligations, during 2018, 2017 and 2016 was $119.5 million, $110.4 million, and $108.1 million, respectively.

In June 2017, the Company entered into an agreement with the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (the “Board”) to implement a tax abatement plan related to Gaylord Opryland. The tax abatement plan provides for the capping of real property taxes for a period of eight years by legally transferring title to the Gaylord Opryland real property to the Board. The Board financed the acquisition of the Gaylord Opryland real property by issuing a $650 million industrial revenue bond to the Company. The Board then leased this property back to the Company. The Company is obligated to make lease payments equal to the debt service on the industrial revenue bond. No cash was exchanged, and no cash will be exchanged in connection with the Company’s lease payments under the lease. The tax abatement period extends through the term of the lease, which coincides with the nine-year maturity of the bond. At any time, the Company has the option to repurchase the real property at a de minimis amount. Due to the form of these transactions, the Company has not recorded the bond or the lease obligation associated with the sale lease-back transaction, and the cost of the Gaylord Opryland real property remains recorded on the balance sheet and is being depreciated over its estimated useful life.

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

Upon receipt in 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on their effective interest rates of 8.04% and 11.42%, respectively, and recorded the notes receivable at their discounted values of $93.8 million and $38.3 million, respectively. The Company is currently holding the Series A Bond and Series B Bond, which have aggregate carrying values and approximate fair values of $77.7 million and $33.3 million, respectively, at December 31, 2018. The Company based its estimates of fair value on the projected future cash flows of the bonds utilizing a discount rate, which the Company considers to be Level 3 fair value estimates. The Company is receiving the debt service and principal payments thereon, which are payable from tax increments, hotel taxes and special hotel rental taxes generated from the development through the maturity date. The Company is recording the amortization of discount on these notes receivable as interest income over the lives of the notes.

The Company has the intent and ability to hold the Series A Bond and Series B Bond to maturity and had previously expected to receive all debt service payments due. In the fourth quarter and year ended December 31, 2017, as part of its impairment analysis related to the Series B Bond, the Company considered reduced projected tax revenues, which will service the bond, as compared to previous impairment analyses, over the remaining term of the Series B Bond. These long-range tax revenue projections were reduced in 2017 primarily as the result of two factors. First, transient rooms revenue growth rates had been reduced as the initial impact of the opening of the new nearby MGM casino on overnight regional guests had been less than originally anticipated. Second, while the anticipated recovery of the Washington D.C. market had materialized in the central business district, recovery of National Harbor and the surrounding areas had been at a slower pace than previously projected. In response, Gaylord National developed marketing campaigns targeted to regional customers to help drive transient business among regional customers. While these campaigns had proven successful, this change resulted in a lower average daily rate (“ADR”) than previously forecasted. As a result, the level of anticipated transient occupancy and ADR increase included in previous long-range projections had not materialized.

As a result of these reduced long-range tax revenue projections over the remaining life of the Series B Bond, the Company no longer believed it would receive all debt service payments due under the note, and the Company considered the Series B Bond to be other-than-temporarily impaired (“OTTI”) in 2017. The Company compared the expected cash flows to be collected at the original discount rate of 11.42% to the carrying value and determined that the present value of the future cash flows was less than the carrying value. The Company then compared the expected cash flows to be collected at a then-current discount rate of 14.0% to the carrying value of the Series B Bond. The resulting discounted cash flows resulted in an OTTI of $42.0 million, which was recorded as a reduction in the carrying value of notes receivable in the accompanying consolidated balance sheet at December 31, 2017. The amount of the OTTI related to the credit loss, or the decrease in expected cash flows, of $35.4 million was recorded as an impairment in the accompanying consolidated statement of operations for 2017. The amount of the OTTI related to changing market conditions, or the increase in the discount rate, of $6.5 million was recorded as an increase to other comprehensive loss in the accompanying consolidated statement of comprehensive income and consolidated statement of stockholders’ equity for 2017. The Company considers the projected future cash flows and the discount rate to be Level 3 fair value estimates. The discount rate was determined based on current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the note.

During 2018, 2017 and 2016, the Company recorded interest income of $10.1 million, $11.6 million and $11.4 million, respectively, on these bonds. The Company received payments of $10.9 million, $11.1 million and $11.1 million during 2018, 2017 and 2016, respectively, relating to these notes receivable, which includes principal and interest payments.

In connection with the development of certain infrastructure adjacent to Gaylord Rockies, in December 2015, Colorado International Center Metropolitan District No. 4 (“CIC4”) issued a bond with a face value of $20.4 million (“GR

Series A Bond”) and an additional bond with a face value of $1.5 million (“GR Series B Bond”), of which $9.0 million of the GR Series A Bond and all of the GR Series B Bond were purchased by the Gaylord Rockies joint venture at issuance at face value. The interest rate on both bonds is 2.5% through November 30, 2020; 6.0% from December 1, 2020 through November 30, 2024; and 8.0% from December 1, 2024 through the respective maturity date. The maturity date of the GR Series A Bond and the GR Series B Bond is December 1, 2030 and December 1, 2040, respectively.

The Gaylord Rockies joint venture is currently holding its portion of the GR Series A Bond and the GR Series B Bond as held-to-maturity debt securities, which have aggregate carrying values and approximate fair values of $9.7 million and $1.5 million, respectively, at December 31, 2018. The joint venture bases its estimates of fair value on the projected future cash flows of the bonds utilizing a discount rate, which the Company considers to be Level 3 fair value estimates. The debt service and principal payments on such bonds are payable from tax increments and special hotel rental taxes generated from the surrounding development through the maturity date. The bonds may be refinanced prior to maturity.

4. Investment in Gaylord Rockies Joint Venture

In March 2016, certain subsidiaries of the Company entered into a series of agreements with affiliates of RIDA Development Corporation (“RIDA”) and Ares Management, L.P. (“Ares”) with respect to an equity investment in the Gaylord Rockies joint venture, which developed Gaylord Rockies. The hotel is managed by Marriott pursuant to a long-term management contract and consists of a 1,501‑room resort hotel with over 485,000 square feet of exhibition, meeting, pre-function and outdoor space. The hotel opened in December 2018 and has a total project cost of approximately $800 million.

In 2016, the Company acquired a 35% interest in a limited liability company which owns the real property comprising the hotel, which the Company purchased for a capital contribution of approximately $86.5 million. The Company also acquired a 35% interest in a limited liability company which leases the hotel from the property owner and assumed the Marriott management agreement prior to the opening of the hotel. The equity method income (losses) in this investment were $124.4 million, $(1.9) million and $(1.2) million for 2018, 2017 and 2016, respectively.

A subsidiary of the Company provides designated asset management services on behalf of the hotel during the pre-construction period in exchange for a flat fee and after opening of the hotel in exchange for a fee based on the hotel’s gross revenues on an annual basis.

On December 31, 2018, the Company completed its purchase of additional interests in the Gaylord Rockies joint venture, pursuant to a Purchase Agreement by and among the Company and affiliates of RIDA and Ares, and now owns a 61.2% interest in each of the limited liability companies discussed above. The purchase price paid by the Company was approximately $235.2 million, funded with cash on hand and borrowings under the Company’s revolving credit facility. The terms of the Company’s increased investment in the Gaylord Rockies joint venture and certain related agreements provide that a subsidiary of the Company is the managing member and is responsible for day-to-day management of the joint venture and for future financings meeting certain parameters. Designated decisions, such as refinancings that do not meet established parameters, future expansions of the hotel, transactions with affiliates, selling the hotel, and admitting additional members of the joint venture, are to be approved by majority vote of a committee consisting of two members designated by the Company and two members designated by the minority partner. Based on management’s analysis of these updated agreements, management concluded that the Company’s responsibility for the day-to-day management of the joint venture and for future financings meeting certain parameters results in the Company holding the power to direct the activities that most significantly impact the economic performance of the joint venture. In addition, the shared decisions represent protective rights of both parties. Thus, the Company is the primary beneficiary of this variable interest entity at December 31, 2018. As such, the Company consolidated the assets and liabilities of the joint venture effective December 31, 2018 and will begin consolidating the ongoing operations of the joint venture effective January 1, 2019.

The Company performed a valuation of the overall fair value of the Gaylord Rockies joint venture and the acquired assets and liabilities as of December 31, 2018. This valuation was determined based on a variety of factors and inputs, including future projected cash flows, market data for similar assets, future projected occupancy and ADR, replacement values of land and property, and advanced bookings already received for the hotel, all of which the Company considers as Level 3 fair value measurements. This valuation resulted in an estimation that the fair value of the Company’s existing joint venture interest immediately prior to the purchase of additional interest was $218.4 million, which exceeded the carrying value of the Company’s existing interest in the joint venture. The resulting gain of $131.4 million related to the re-measurement of the pre-existing equity method investment prior to consolidation was recorded as income from joint ventures in the accompanying consolidated statement of operations for 2018.

Utilizing the valuation, the Company performed a purchase price allocation for the acquired assets and liabilities of the Gaylord Rockies joint venture. As a result, the following assets, liabilities and obligations were recorded in the Company’s accompanying balance sheet at December 31, 2018 (amounts in thousands):

Property and equipment (Note 2)	$1,018,499
Cash and cash equivalents - unrestricted	11,653
Notes receivable (Note 3)	11,230
Trade receivables	2,019
Prepaid expenses and other assets	20,419
Intangible assets (Note 1)	241,973
Total assets acquired	1,305,793

Debt and capital lease obligations (Note 5)	(494,578)
Accounts payable and accrued liabilities	(70,215)
Total liabilities assumed	(564,793)

Noncontrolling interest in consolidated joint venture	(287,433)
Previously unconsolidated investment in joint venture	(86,913)
Gain on re-measurement of pre-existing equity method investment	(131,437)
Purchase price of additional interest in Gaylord Rockies joint venture	$235,217

Pursuant to the amended and restated joint venture agreements, certain affiliates of Ares have a put right to require the Company to purchase their joint venture interests at an appraised value during an annual window period, or under certain other circumstances, in consideration of cash or OP Units of the Operating Partnership. Such put right may be exercised for a number of OP Units, which have economic terms that are substantially similar to shares of the Company’s common stock. Any OP Units issued by the Operating Partnership will be redeemable at the option of the holders thereof for cash or shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments.

Affiliates of RIDA also have a put right at an appraised value, for cash, which will become exercisable at the earlier of five years after the closing under the Purchase Agreement or the date on which a certain change of control of RIDA occurs.

The Company also entered into a tax protection agreement in connection with the December 31, 2018 purchase of additional interests in the Gaylord Rockies joint venture, which will generally require the Company to, among other things, indemnify certain Ares affiliates that are members of the Gaylord Rockies joint venture that remain invested in the Gaylord Rockies joint venture for 50% of any income taxes incurred by them as a result of a direct or indirect sale or other disposition of the Gaylord Rockies joint venture, within seven years of closing, and for 100% of any income taxes incurred by them as a result of the failure to comply with certain obligations related to nonrecourse liability allocations and debt guarantee opportunities for the purpose of protecting such parties’ tax bases.

In connection with its investment, the Company has provided a completion guarantee under each of the construction loan and mezzanine loan capped at its pro rata share of all costs necessary to complete the project within the time specified in the joint venture’s loan documents. As of December 31, 2018, the Company had not recorded any liability in the consolidated balance sheet associated with these guarantees.

5. Debt

The Company’s debt and capital lease obligations at December 31 consisted of (amounts in thousands):

	2018	2017
$700M Revolving Credit Facility, less unamortized DFCs of $6,542 and $9,076	$518,458	$161,924
$200M Term Loan A, less unamortized DFCs of $1,220 and $1,557	198,780	198,443
$500M Term Loan B, less unamortized DFCs of $5,307 and $7,595	485,943	488,655
$350M Senior Notes, less unamortized DFCs of $2,385 and $3,340	347,615	346,660
$400M Senior Notes, less unamortized DFCs of $4,097 and $4,929	395,903	395,071
$500M Construction Loan (Gaylord Rockies JV), less unamortized DFCs of $1,807 and $0	457,090	—
$39M Mezzanine Loan (Gaylord Rockies JV), less unamortized DFCs of $227 and $0	37,488	—
Capital lease obligations	618	639
Total debt	$2,441,895	$1,591,392

At December 31, 2018, the Company was in compliance with all covenants related to its outstanding debt.

Annual maturities of long-term debt, excluding capital lease obligations, are as follows (amounts in thousands):

						Years
	2019	2020	2021	2022	2023	Thereafter	Total
$700M Revolving Credit Facility	$—	$—	$525,000	$—	$—	$—	$525,000
$200M Term Loan A	—	—	—	200,000	—	—	200,000
$500M Term Loan B	5,000	5,000	5,000	5,000	5,000	466,250	491,250
$350M 5% Senior Notes	—	—	350,000	—	—	—	350,000
$400M 5% Senior Notes	—	—	—	—	400,000	—	400,000
$500M Construction Loan (1)	458,897	—	—	—	—	—	458,897
$39M Mezzanine Loan (1)	37,715	—	—	—	—	—	37,715
Total	$501,612	$5,000	$880,000	$205,000	$405,000	$466,250	$2,462,862

(1)	The $500 million construction loan and the $39 million mezzanine loan are indebtedness of the Gaylord Rockies joint venture.

Credit Facility

On May 11, 2017, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, as guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, which amended and restated the Company’s existing credit facility. In addition, on May 23, 2017, the Company entered into Amendment No. 1 (the “Amendment No. 1”) and on June 26, 2018, the Company entered into Amendment No. 2 (the “Amendment No. 2”) to the Credit Agreement among the same parties, as discussed below. As amended, the Company’s credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a $200.0 million senior secured term loan A (the “Term Loan A”), and a $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below.

Each of the Revolver, Term Loan A and Term Loan B is guaranteed by the Company, each of the four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries. Each is secured by (i) a first mortgage lien on the real property of each of the four owned Gaylord Hotels properties, (ii) pledges of equity interests in the Company’s subsidiaries that own the Gaylord Hotels properties, (iii) the personal property of the Company, the Operating Partnership and the subsidiaries that guarantee the Credit Agreement and (iv) all proceeds and products from the Company’s Gaylord Hotels properties. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event one of the Gaylord Hotel properties is sold). Assets of the Gaylord Rockies joint venture are not subject to the liens of the credit facility.

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

As a result of the refinancing of its previous credit facility, the Company wrote off $0.9 million of DFCs during 2017.

$700 Million Revolving Credit Facility

Pursuant to Amendment No. 1, the Company extended the maturity of the Revolver to May 23, 2021. Borrowings under the Revolver bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus the applicable margin ranging from 1.55% to 2.40%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At December 31, 2018, the interest rate on the Revolver is LIBOR plus 1.55%. No additional amounts were borrowed under the Revolver at closing.

$200 Million Term Loan A

Amendment No. 1 also provides for the Term Loan A, which has a maturity date of May 23, 2022. Borrowings under the Term Loan A bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus the applicable margin ranging from 1.50% to 2.35%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At December 31, 2018, the interest rate on the Term Loan A was LIBOR plus 1.50%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At closing, the Company drew down on the Term Loan A in full. Net proceeds, after certain transaction expenses payable at closing, were approximately $194.6 million and were used to pay down a portion of the Revolver.

$500 Million Term Loan B

In May 2017, pursuant to the Credit Agreement discussed above, the Company increased its previous $400 million term loan B facility to the $500 million Term Loan B and extended the maturity to May 11, 2024. Amendment No. 2 reduced the interest on borrowings under the Term Loan B to an annual rate equal to, at the Company’s option, either (i) LIBOR plus 2.00% or (ii) a base rate as set in the Credit Agreement. At December 31, 2018, the interest rate on the Term Loan B was LIBOR plus 2.00%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, the Company drew down on the Term Loan B in full. Net proceeds, after the repayment of the previous $400 million term loan B and certain transaction expenses payable at closing, were approximately $114.3 million and were used to pay down a portion of the Revolver. Amendment No. 2 did not change the maturity dates existing under the Credit Agreement or result in any increase or decrease in outstanding borrowings.

As a result of the repricing of the Term Loan B, the Company wrote off $2.0 million in DFCs in 2018, which are included in interest expense in the accompanying consolidated statement of operations.

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

The $350 Million 5% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 101.25% and 100.00% beginning on April 15, 2018 and 2019, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

In connection with the issuance of the $350 Million 5% Senior Notes, in November 2013, the Company completed a registered offer to exchange the $350 Million 5% Senior Notes for registered notes with substantially identical terms as the $350 Million 5% Senior Notes.

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

In connection with the issuance of the $400 Million 5% Senior Notes, in September 2015, the Company completed a registered offer to exchange the $400 Million 5% Senior Notes for registered notes with substantially identical terms as the $400 Million 5% Senior Notes.

$500 Million Construction Loan (Gaylord Rockies Joint Venture)

In December 2015, Aurora Convention Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (collectively, “Borrower”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Building Loan Agreement (the “Construction Loan”) with Wells Fargo Bank, N.A., as administrative agent, for a senior loan with available borrowings of up to $500.0 million. The Construction Loan bears interest at an annual rate equal to LIBOR plus 3.25% and matures on December 18, 2019, with three optional one-year extensions at the Borrower’s option, subject to certain requirements as defined in the Construction Loan. The Construction Loan is secured by substantially all of the assets of Hotel Owner and an assignment of the hotel’s management agreement. See Note 4 for additional information regarding guarantees the Company has provided under the Construction Loan.

$39 Million Mezzanine Loan (Gaylord Rockies Joint Venture)

In December 2015, Aurora Convention Hotel Mezz, LLC (“Mezz”) and Aurora Convention Center Hotel Lessee Midco Member, LLC (collectively, “Mezz Borrower”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Mezzanine Loan Agreement (the “Mezzanine Loan”) with Marriott International Capital Corporation, for a mezzanine loan with available borrowings, as amended, of up to $39.0 million. The Mezzanine Loan bears interest at an annual rate of LIBOR plus 7.00% and matures on December 18, 2019, with three optional one-year extensions that mirror the Construction Loan. The Mezzanine Loan is secured by Mezz Borrower’s interests in the joint venture. See Note 4 for additional information regarding guarantees the Company has provided under the Mezzanine Loan.

6. Deferred Management Rights Proceeds

On October 1, 2012, the Company consummated its agreement to sell the Gaylord Hotels brand and rights to manage the Gaylord Hotels properties (the “Management Rights”) to Marriott for $210.0 million in cash. Effective October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the Gaylord Hotels properties pursuant to a management agreement for each Gaylord Hotel property. The Company allocated $190.0 million of the purchase price to the Management Rights, based on the Company’s estimates of the fair values for the respective components. For financial reporting purposes, the amount related to the Management Rights was deferred and is amortized on a straight-line basis over the 65‑year term of the hotel management agreements, including extensions, as a reduction in management fee expense in the accompanying consolidated statements of operations.

7. Stock Plans

The Company’s 2016 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to its directors, employees and consultants. At December 31, 2018, approximately 1.5 million shares of common stock remained available for issuance pursuant to future grants of awards under the Plan.

The Company does not currently grant stock options under the Plan. There are approximately 16,000 options outstanding and exercisable at December 31, 2018, with an aggregate intrinsic value of $0.7 million. The total intrinsic value of options exercised during 2018, 2017, and 2016 was $0.1 million, $0.1 million, and $3.9 million, respectively.

Restricted stock units granted to employees vest one to four years from the date of grant, and restricted stock units granted to non-employee directors vest after one year from the date of grant, unless the recipient chooses to defer the vesting for a period of time. Depending on the type of award, the fair value of restricted stock units is determined either based on the market price of the Company’s stock at the date of grant or based on a Monte-Carlo valuation. Forfeitures are estimated based on historical experience. The Company generally records compensation expense equal to the fair value of each restricted stock unit granted over the vesting period. The weighted-average grant-date fair value of restricted stock units granted during 2018, 2017, and 2016 was $71.74, $66.54, and $47.71, respectively.

A summary of the status of the Company’s restricted stock units as of December 31, 2018 and changes during the year ended December 31, 2018, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested shares at January 1, 2018	413,764	$54.57
Granted	160,025	71.74
Vested	(189,865)	54.35
Canceled	(20,802)	58.44
Nonvested shares at December 31, 2018	363,122	60.24

The fair value of all restricted stock units that vested during 2018, 2017 and 2016 was $11.7 million, $10.2 million and $8.9 million, respectively.

At December 31, 2018, there was $11.6 million of total unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $7.7 million, $6.6 million, and $6.1 million for 2018, 2017, and 2016, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $1.7 million, $1.5 million, and $2.0 million for 2018, 2017, and 2016, respectively.

Cash received from option exercises under all stock-based employee compensation arrangements for 2018, 2017, and 2016 was $0, $0.1 million, and $1.7 million, respectively. The actual tax benefit realized from exercise, vesting or cancellation of the stock-based employee compensation arrangements during 2018, 2017, and 2016 totaled $1.0 million, $1.0 million, and $1.7 million, respectively, and is reflected as an adjustment to deferred tax liabilities in the accompanying consolidated balance sheets.

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

As a result of increased lump-sum distributions from the retirement plan during 2018, 2017 and 2016, net settlement losses of $1.6 million, $1.7 million and $1.7 million were recognized in 2018, 2017 and 2016, respectively. These settlement losses have been classified as other gains and (losses), net in the accompanying consolidated statements of operations.

The following table sets forth the funded status at December 31 (amounts in thousands):

	2018	2017
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$85,695	$85,360
Interest cost	2,829	3,019
Actuarial (gain) loss	(4,459)	3,624
Benefits paid	(6,218)	(6,308)
Benefit obligation at end of year	77,847	85,695
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	69,245	65,446
Actual return on plan assets	(4,937)	10,107
Employer contributions	1,563	—
Benefits paid	(6,218)	(6,308)
Fair value of plan assets at end of year	59,653	69,245
Funded status and accrued pension cost	$(18,194)	$(16,450)

Net periodic pension expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2018	2017	2016
Interest cost	$2,829	$3,019	$3,173
Expected return on plan assets	(4,363)	(4,202)	(4,131)
Amortization of net actuarial loss	750	919	1,047
Net settlement loss	1,559	1,734	1,715
Total net periodic pension expense	$775	$1,470	$1,804

Assumptions

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2018	2017	2016
Discount rate	3.95%	3.30%	3.72%
Rate of compensation increase	N/A	N/A	N/A

The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2018	2017	2016
Discount rate	3.47%	3.59%	3.70%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%

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

The allocation of the defined benefit pension plan’s assets at December 31 are as follows (amounts in thousands):

Asset Class	2018	2017
Cash	$162	$642
Mutual funds	59,491	68,603
Total	$59,653	$69,245

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

Expected Contributions and Benefit Payments

The Company expects to contribute approximately $1.5 million to its defined benefit pension plan in 2019. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2019	$4,073
2020	4,694
2021	4,930
2022	5,882
2023	5,066
2024 - 2028	30,061

Other Information

The Company also maintains non-qualified pension plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2018, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $13.7 million.

The Company’s accrued cost related to its qualified and non-qualified pension plans of $31.9 million and $31.6 million at December 31, 2018 and 2017, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The change in the deferred net loss related to the Company’s retirement plans during 2018, 2017 and 2016 resulted in an increase (decrease) in equity of $(1.3) million, $4.5 million and $3.8 million, respectively, net of taxes of $(0.4) million, $1.5 million, and $0, respectively. Each of these adjustments to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.

The net gain (loss) recognized in other comprehensive income for the years ended December 31, 2018 and 2017 was $(1.3) million and $4.5 million, respectively. Included in accumulated other comprehensive loss at December 31, 2018 and 2017 are unrecognized actuarial losses of $37.2 million and $35.9 million ($25.9 million and $25.0 million net of tax), respectively, that have not yet been recognized in net periodic pension expense. Net losses are amortized into net periodic pension expense based on the life expectancy of plan participants expected to receive benefits, using a corridor approach based on the greater of projected benefit obligation or fair value of plan assets. The estimated actuarial loss for the retirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net periodic pension expense over the next fiscal year is $1.1 million.

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

The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2018	2017
Benefit obligation at beginning of year	$3,167	$3,214
Interest cost	96	108
Actuarial (gain) loss	(96)	264
Benefits paid	(393)	(419)
Benefit obligation at end of year	$2,774	$3,167

Net postretirement benefit income reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2018	2017	2016
Interest cost	$96	$108	$120
Amortization of net actuarial loss	257	245	242
Amortization of prior service credit	(1,314)	(1,314)	(1,314)
Total net postretirement benefit income	$(961)	$(961)	$(952)

The discount rate used to determine the benefit obligation at December 31, 2018, 2017 and 2016 was 3.83%, 3.15% and 3.47%, respectively. The discount rate used to determine the net postretirement benefit expense for years ended December 31, 2018, 2017 and 2016 was 3.15%, 3.47% and 3.57%, respectively.

The Company expects to contribute $0.3 million to the plan in 2019. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2019	$326
2020	305
2021	283
2022	264
2023	245
2024 - 2028	995

The net gain, amortization of net loss and amortization of prior service credit recognized in other comprehensive income for 2018 was $0.1 million, $0.3 million, and $1.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2018 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $3.1 million ($1.7 million net of tax) and unrecognized prior service credits of $11.1 million ($6.1 million net of tax). The net loss, amortization of net loss and amortization of prior service credit recognized in other comprehensive income for 2017 was $0.3 million, $0.2 million, and $1.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2017 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $3.5 million ($1.9 million net of tax) and unrecognized prior service credits of $12.4 million ($6.9 million net of tax). The amortization of net loss and amortization of prior service credit recognized in other comprehensive income for 2016 was $0.2 million and $1.3 million, respectively.

10. Equity

Stock Repurchase Authorization

On August 20, 2015, the Company announced that its board of directors authorized a share repurchase program for up to $100 million of the Company’s common stock. The repurchases were intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases were made during open trading window periods or pursuant to any applicable Rule 10b5‑1 trading plans. The authorization expired December 31, 2016. During 2016, the Company repurchased 0.5 million shares of its common stock for an aggregate purchase price of $24.8 million, which the Company funded using cash on hand and borrowings under its revolving credit facility. The repurchased stock, which represents the entirety of shares that were repurchased under the authorization, was cancelled by the Company and has been reflected as an increase in accumulated deficit at December 31, 2016 in the accompanying consolidated financial statements.

Dividends

During 2018, the Company’s board of directors declared quarterly dividends totaling $3.40 per share of common stock for the full year, or an aggregate of $174.5 million in cash.

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

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component consisted of the following (amounts in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of
	Liability	Investment	Total
Balance, December 31, 2015	$(25,047)	$—	$(25,047)
Unrealized gains arising during period	2,599	—	2,599
Amounts reclassified from accumulated other comprehensive loss	180	—	180
Income tax expense	—	—	—
Net other comprehensive income	2,779	—	2,779
Balance, December 31, 2016	$(22,268)	$—	$(22,268)
Unrealized gains (losses) arising during period	3,111	(6,543)	(3,432)
Amounts reclassified from accumulated other comprehensive loss	60	—	60
Income tax expense	(1,052)	—	(1,052)
Net other comprehensive income (loss)	2,119	(6,543)	(4,424)
Balance, December 31, 2017	$(20,149)	$(6,543)	$(26,692)
Unrealized losses arising during period	(2,231)	—	(2,231)
Amounts reclassified from accumulated other comprehensive loss	(64)	333	269
Income tax benefit	630	—	630
Net other comprehensive income (loss)	(1,665)	333	(1,332)
Balance, December 31, 2018	$(21,814)	$(6,210)	$(28,024)

Amounts reclassified from accumulated comprehensive loss related to the Company’s minimum pension liability are presented in other gains and (losses), net in the accompanying consolidated statements of operations.

11. Income Taxes

The Company has elected to be taxed as a REIT effective January 1, 2013, pursuant to the U.S. Internal Revenue Code of 1986, as amended. As a REIT, generally the Company will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that it distributes to its stockholders. The

Company will continue to be required to pay federal and state corporate income taxes on earnings of its taxable REIT subsidiaries (“TRSs”).

The income tax (provision) benefit for continuing operations consists of the following (amounts in thousands):

	2018	2017	2016
CURRENT:
Federal	$(118)	$(1,107)	$(1,788)
State	(1,437)	(2,375)	(1,291)
Total current provision	(1,555)	(3,482)	(3,079)
DEFERRED:
Federal	(7,271)	32,308	321
State	(2,919)	18,299	(642)
Effect of federal tax law change	—	2,030	—
Total deferred (provision) benefit	(10,190)	52,637	(321)
Total (provision) benefit for income taxes	$(11,745)	$49,155	$(3,400)

On December 22, 2017, the TCJA was enacted and included a reduction to the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. At December 31, 2017, the Company had not completed its accounting for the tax effects of the enactment; however, based on a reasonable estimate, the Company recorded a non-cash tax benefit of $2.0 million during the fourth quarter of 2017 to reflect the impact of this rate change on existing deferred tax amounts, which is included above as a component of the benefit for income taxes for 2017. During 2018, the Company completed its accounting for all of the enactment-date income tax effects of the TCJA and made no adjustments to the provisional amounts recorded at December 31, 2017.

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

	2018	2017	2016
Ordinary income	$2.67	$2.97	$2.98
Capital gains	0.05	0.03	0.17
Return of capital	—	0.15	—
	$2.72	$3.15	$3.15

The differences between the income tax provision calculated at the statutory U.S. federal income tax rate of 21% for 2018 and 35% for 2017 and 2016 and the actual income tax (provision) benefit recorded for continuing operations are as follows (amounts in thousands):

	2018	2017	2016
Statutory federal income tax provision	$(58,047)	$(44,431)	$(56,914)
Adjustment for nontaxable income of the REIT	50,075	38,272	48,680
State taxes (net of federal tax benefit)	(4,268)	(1,317)	(1,705)
Permanent share-based compensation adjustment	821	1,446	1,571
Other permanent items	(46)	(251)	(200)
Federal valuation allowance reversal	46	36,156	5,519
State valuation allowance reversal (net of federal tax benefit)	(88)	17,241	(228)
Effect of federal tax law change	—	2,030	—
Other	(238)	9	(123)
	$(11,745)	$49,155	$(3,400)

In 2016, the Company adopted ASU 2016‑09, “Improvements to Employee Share-Based Payment Accounting”. Upon adoption, the Company recorded an immaterial one-time adjustment to retained earnings for prior unrecognized excess tax benefits, net of allowance, as shown in the accompanying consolidated statement of stockholders’ equity for the year ended December 31, 2016. Beginning in 2016, any excess tax benefit or tax deficiency from share-based payment vesting or settlement is recorded as part of a permanent share-based compensation adjustment.

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2018	2017
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$14,594	$14,830
Defined benefit plan	4,620	4,148
Deferred management rights proceeds	44,189	44,651
Federal and State net operating loss carryforwards	59,382	44,789
Tax credits and other carryforwards	870	640
Investment in joint ventures	—	317
Other assets	4,427	4,353
Total deferred tax assets	128,082	113,728
Valuation allowance	(14,210)	(14,616)
Total deferred tax assets, net of valuation allowance	113,872	99,112
DEFERRED TAX LIABILITIES:
Property and equipment, net	57,931	47,416
Investment in joint ventures	14,135	—
Goodwill and other intangibles	478	705
Other liabilities	771	874
Total deferred tax liabilities	73,315	48,995
Net deferred tax assets	$40,557	$50,117

Federal net operating loss carryforwards at December 31, 2018 totaled $169.5 million, resulting in a deferred tax benefit of $35.6 million, which will begin to expire in 2032. Charitable contribution carryforwards at December 31, 2018 totaled $3.6 million, resulting in a deferred tax benefit of $0.7 million, which will begin to expire in 2019. The use of certain federal net operating losses, credits and other deferred tax assets are limited to the Company’s future taxable earnings. As a result, a valuation allowance has been provided for certain federal deferred tax assets. The valuation allowance related to federal deferred tax assets increased (decreased) $0, $(60.6) million and $0.6 million in 2018, 2017 and 2016, respectively. State net operating loss carryforwards at December 31, 2018 totaled $410.3 million, resulting in a deferred tax benefit of $23.8 million, which will expire between 2019 and 2038. The use of certain state net operating losses, credits and other state deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The valuation allowance related to state deferred tax assets decreased $0.4 million, $13.4 million and $0.2 million in 2018, 2017 and 2016, respectively. The total 2017 decrease in federal and state valuation allowance of $74.0 million differs from the amounts shown in the rate reconciliation of $53.4 million due primarily to the effects of the rate change enacted as a result of the TCJA, which resulted in a reduction in deferred tax assets and liabilities offset by a reduction in the corresponding valuation allowance. Management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

The Company has concluded IRS examinations of the TRS through the 2015 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2014. However, the Company has state net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company is routinely subject to other various jurisdictional income tax audits; however, there were no outstanding state or local audits at December 31, 2018.

At December 31, 2018 and 2017, the Company had no accruals for unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2018 and 2017, the Company has accrued no interest or penalties related to uncertain tax positions.

12. Commitments and Contingencies

Leases

In the accompanying consolidated balance sheets, the following amounts of assets under capitalized lease agreements are included as shown and the related obligations are included in debt (amounts in thousands):

	2018	2017
Property and equipment	$3,636	$3,636
Prepaid expenses and other assets	130	130
Accumulated depreciation	(3,006)	(2,717)
Net assets under capital leases	$760	$1,049

Rental expense for operating leases was $14.3 million, $12.5 million, and $12.4 million for 2018, 2017 and 2016, respectively.

The Company entered into a 75‑year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires the Company to make annual base lease payments, which were approximately $4.3 million in 2018. The lease agreement provides for an annual 3% escalation of base rent. The terms of this lease result in the Company recognizing lease expense on a straight-line basis, which resulted in an annual base lease expense of approximately $9.4 million for 2018, 2017, and 2016. This rent included approximately $5.0 million, $5.1 million, and $5.2 million of non-cash expenses during 2018, 2017, and 2016, respectively. The Company also records contingent rental expense based upon net revenues associated with the Gaylord Palms operations. The Company recorded $2.2 million of contingent rental expense related to the Gaylord Palms in each of 2018, 2017, and 2016. At the end of the 75‑year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor.

Future minimum cash lease commitments under all non-cancelable leases in effect at December 31, 2018 are as follows (amounts in thousands):

	Capital	Operating
	Leases	Leases
2019	$46	$5,566
2020	46	5,505
2021	46	5,482
2022	46	5,316
2023	46	5,465
Years thereafter	658	577,727
Total minimum lease payments	888	$605,061
Less amount representing interest	(270)
Total present value of minimum payments	$618

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

The Company has entered into employment agreements with certain officers, which provide for severance payments upon certain events, including after a change of control.

The Company, in the ordinary course of business, is involved in certain legal actions and claims on a variety of other matters. It is the opinion of management that such legal actions will not have a material effect on the financial statements of the Company.

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

At December 31, 2018 and 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in connection with the Company’s non-qualified contributory deferred compensation plan.

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

The Company had no liabilities required to be measured at fair value at December 31, 2018 and December 31, 2017. The Company’s assets measured at fair value on a recurring basis at December 31, were as follows (in thousands):

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$24,687	$24,687	$—	$—
Total assets measured at fair value	$24,687	$24,687	$—	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$25,055	$25,055	$—	$—
Total assets measured at fair value	$25,055	$25,055	$—	$—

The remainder of the assets and liabilities held by the Company at December 31, 2018 and 2017 are not required to be measured at fair value, and the carrying value of these assets and liabilities approximates fair value. See Note 4 for additional disclosures related to the fair value measurements used in accounting for the purchase of an additional interest in the Gaylord Rockies joint venture.

14. Financial Reporting By Business Segments

The Company’s continuing operations are organized into the following principal business segments:

•	Hospitality, which includes the Gaylord Hotels properties, the Inn at Opryland, the AC Hotel, and the Company’s investment in the Gaylord Rockies joint venture;
•	Entertainment, which includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, and the Company’s other Nashville-based attractions; and
•	Corporate and Other, which includes the Company’s corporate expenses.

The following information (amounts in thousands) is derived directly from the segments’ internal financial reports used for corporate management purposes.

	2018	2017	2016
Revenues:
Hospitality	$1,127,903	$1,059,660	$1,039,643
Entertainment	147,215	125,059	109,564
Corporate and Other	—	—	—
Total	$1,275,118	$1,184,719	$1,149,207

Depreciation and amortization:
Hospitality	$108,779	$102,759	$100,186
Entertainment	10,280	7,074	7,034
Corporate and Other	1,817	2,126	2,596
Total	$120,876	$111,959	$109,816

Operating income:
Hospitality	$247,885	$223,302	$217,018
Entertainment	27,686	33,472	27,903
Corporate and Other	(32,650)	(33,513)	(29,479)
Preopening costs (1)	(4,869)	(1,926)	—
Impairment charges (2)	(23,783)	(35,418)	—
Total operating income	214,269	185,917	215,442
Interest expense	(74,961)	(66,051)	(63,906)
Interest income	10,469	11,818	11,500
Income (loss) from joint ventures (3)	125,005	(4,402)	(2,794)
Other gains and (losses), net	1,633	(337)	2,524
Income before income taxes	$276,415	$126,945	$162,766

(1)

Preopening costs for 2018 include $2.9 million and $1.9 million for the Hospitality and Entertainment segments, respectively. Preopening costs for 2017 include $0.3 million and $1.6 million for the Hospitality and Entertainment segments, respectively.

(2)	Impairment charges for 2018 relate to the Entertainment segment. Impairment charges for 2017 relate to the Hospitality segment.
(3)

Income from joint ventures for 2018 includes $124.4 million (which includes the gain discussed in Note 4) and $0.6 million for the Hospitality and Entertainment segments, respectively. Loss from joint ventures for 2017 includes $1.9 million and $2.5 million for the Hospitality and Entertainment segments, respectively. Loss from joint ventures for 2016 includes $1.2 million and $1.6 million for the Hospitality and Entertainment segments, respectively.

	December 31,	December 31,
	2018	2017
Identifiable assets:
Hospitality	$3,547,638	$2,256,395
Entertainment	155,412	132,671
Corporate and Other	150,833	135,162
Total identifiable assets	$3,853,883	$2,524,228

The following table represents the capital expenditures by segment for the years ended December 31 (amounts in thousands):

	2018	2017	2016
Hospitality	$142,738	$163,227	$96,372
Entertainment	44,863	18,814	20,940
Corporate and other	616	524	665
Total capital expenditures	$188,217	$182,565	$117,977

15. Quarterly Financial Information (Unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended December 31, 2018 and 2017 (amounts in thousands, except per share data).

The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$288,370	$333,934	$292,249	$360,565
Depreciation and amortization	28,666	29,995	30,994	31,221
Operating income	45,944	76,699	40,100	51,526
Income before income taxes	29,548	61,222	24,454	161,191
Provision for income taxes	(2,209)	(5,676)	(1,863)	(1,997)
Net income	27,339	55,546	22,591	159,194
Net income per share	0.53	1.08	0.44	3.10
Net income per share — assuming dilution	0.53	1.08	0.44	3.09

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$276,042	$298,778	$264,724	$345,175
Depreciation and amortization	27,637	27,679	28,546	28,097
Operating income	46,975	64,644	37,510	36,788
Income before income taxes	33,213	48,191	24,400	21,141
(Provision) benefit for income taxes	(593)	(899)	(530)	51,177
Net income	32,620	47,292	23,870	72,318
Net income per share	0.64	0.92	0.47	1.41
Net income per share — assuming dilution	0.63	0.92	0.46	1.41

During the fourth quarter of 2018, the Company recognized a $131.4 million gain associated with the revaluation of its investment interest in the Gaylord Rockies joint venture, as described in Note 4. This gain is included in income from joint ventures in the accompanying consolidated statement of operations.

During the fourth quarter of 2018, the Company incurred an impairment charge of $18.0 million associated with the closure of Opry City Stage, as described in Note 1. This impairment charge is included in impairment charges in the accompanying consolidated statement of operations.

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

16. Information Concerning Guarantor and Non-Guarantor Subsidiaries

The $350 Million 5% Senior Notes and the $400 Million 5% Senior Notes were each issued by the Operating Partnership and Finco and are guaranteed on a senior unsecured basis by the Company, each of the Company’s four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which guarantees the Credit Agreement (such subsidiary guarantors, together with the Company, the “Guarantors”). The subsidiary Guarantors are 100% owned, and the guarantees are full and unconditional and joint and several. Not all of the Company’s subsidiaries have guaranteed the $350 Million 5% Senior Notes and the $400 Million 5% Senior Notes.

The following condensed consolidating financial information includes certain allocations of expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,646,946	$1,502,149	$—	$3,149,095
Cash and cash equivalents - unrestricted	81	657	54	102,645	—	103,437
Cash and cash equivalents - restricted	—	—	—	45,652	—	45,652
Notes receivable	—	—	—	122,209	—	122,209
Trade receivables, less allowance	—	—	—	67,923	—	67,923
Deferred income tax assets, net	—	—	(444)	41,001	—	40,557
Prepaid expenses and other assets	—	34	—	79,460	(1,254)	78,240
Amortized intangible assets	—	—	—	246,770	—	246,770
Intercompany receivables, net	—	—	1,895,086	—	(1,895,086)	—
Investments	1,101,740	2,950,457	710,516	1,898,756	(6,661,469)	—
Total assets	$1,101,821	$2,951,148	$4,252,158	$4,106,565	$(8,557,809)	$3,853,883

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,946,699	$—	$495,196	$—	$2,441,895
Accounts payable and accrued liabilities	50	13,752	7,253	255,089	(1,254)	274,890
Dividends payable	45,019	—	—	—	—	45,019
Deferred management rights proceeds	—	—	—	174,026	—	174,026
Other liabilities	—	—	100,068	60,975	—	161,043
Intercompany payables, net	587,175	846,478	—	461,433	(1,895,086)	—
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	—	—	—	287,433	—	287,433
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	513	1	1	2,387	(2,389)	513
Additional paid-in-capital	900,795	499,122	2,895,842	2,668,134	(6,063,098)	900,795
Treasury stock	(15,183)	—	—	—	—	(15,183)
Accumulated deficit	(388,524)	(354,904)	1,248,994	(270,084)	(624,006)	(388,524)
Accumulated other comprehensive loss	(28,024)	—	—	(28,024)	28,024	(28,024)
Total stockholders' equity	469,577	144,219	4,144,837	2,372,413	(6,661,469)	469,577
Total liabilities and stockholders' equity	$1,101,821	$2,951,148	$4,252,158	$4,106,565	$(8,557,809)	$3,853,883

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,640,274	$425,383	$—	$2,065,657
Cash and cash equivalents - unrestricted	38	759	36	56,724	—	57,557
Cash and cash equivalents - restricted	—	—	—	21,153	—	21,153
Notes receivable	—	—	—	111,423	—	111,423
Investment in Gaylord Rockies joint venture	—	—	—	88,685	—	88,685
Trade receivables, less allowance	—	—	—	57,520	—	57,520
Deferred income tax assets, net	—	—	(301)	50,418	—	50,117
Prepaid expenses and other assets	—	—	5	67,826	—	67,831
Intangible assets	—	—	—	4,285	—	4,285
Intercompany receivables, net	—	—	1,717,157	—	(1,717,157)	—
Investments	1,006,461	2,890,032	651,006	1,364,814	(5,912,313)	—
Total assets	$1,006,499	$2,890,791	$4,008,177	$2,248,231	$(7,629,470)	$2,524,228

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,590,753	$—	$639	$—	$1,591,392
Accounts payable and accrued liabilities	150	11,180	15,795	152,524	—	179,649
Dividends payable	42,129	—	—	—	—	42,129
Deferred management rights proceeds	—	—	—	177,057	—	177,057
Other liabilities	—	—	95,078	60,767	—	155,845
Intercompany payables, net	586,064	895,408	—	235,685	(1,717,157)	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	512	1	1	2,387	(2,389)	512
Additional paid-in-capital	896,759	671,875	2,835,468	2,073,818	(5,581,161)	896,759
Treasury stock	(13,253)	—	—	—	—	(13,253)
Accumulated deficit	(479,170)	(278,426)	1,061,835	(427,954)	(355,455)	(479,170)
Accumulated other comprehensive loss	(26,692)	—	—	(26,692)	26,692	(26,692)
Total stockholders' equity	378,156	393,450	3,897,304	1,621,559	(5,912,313)	378,156
Total liabilities and stockholders' equity	$1,006,499	$2,890,791	$4,008,177	$2,248,231	$(7,629,470)	$2,524,228

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$454,393	$(23)	$454,370
Food and beverage	—	—	—	519,890	(47)	519,843
Other hotel revenue	—	—	305,802	168,071	(320,183)	153,690
Entertainment	—	—	—	147,993	(778)	147,215
Total revenues	—	—	305,802	1,290,347	(321,031)	1,275,118
Operating expenses:
Rooms	—	—	—	118,060	—	118,060
Food and beverage	—	—	—	282,906	—	282,906
Other hotel expenses	—	—	45,576	600,207	(306,254)	339,529
Management fees, net	—	—	—	30,744	—	30,744
Total hotel operating expenses	—	—	45,576	1,031,917	(306,254)	771,239
Entertainment	—	—	—	109,120	129	109,249
Corporate	481	1,542	2	28,909	(101)	30,833
Preopening costs	—	—	—	4,869	—	4,869
Corporate overhead allocation	3,400	—	11,405	—	(14,805)	—
Depreciation and amortization	—	—	61,380	59,496	—	120,876
Impairment charges	—	—	—	23,783	—	23,783
Total operating expenses	3,881	1,542	118,363	1,258,094	(321,031)	1,060,849
Operating income (loss)	(3,881)	(1,542)	187,439	32,253	—	214,269
Interest expense	—	(74,936)	—	(25)	—	(74,961)
Interest income	—	—	—	10,469	—	10,469
Income from joint ventures	—	—	—	125,005	—	125,005
Other gains and (losses), net	—	—	—	1,633	—	1,633
Income (loss) before income taxes	(3,881)	(76,478)	187,439	169,335	—	276,415
Provision for income taxes	—	—	(280)	(11,465)	—	(11,745)
Equity in subsidiaries’ earnings, net	268,551	—	—	—	(268,551)	—
Net income (loss)	$264,670	$(76,478)	$187,159	$157,870	$(268,551)	$264,670
Comprehensive income (loss)	$263,338	$(76,478)	$187,159	$156,538	$(267,219)	$263,338

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2017

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$431,768	$—	$431,768
Food and beverage	—	—	—	483,945	—	483,945
Other hotel revenue	—	—	316,402	159,162	(331,617)	143,947
Entertainment	—	—	—	125,844	(785)	125,059
Total revenues	—	—	316,402	1,200,719	(332,402)	1,184,719
Operating expenses:
Rooms	—	—	—	112,636	—	112,636
Food and beverage	—	—	—	269,824	—	269,824
Other hotel expenses	—	—	44,386	599,760	(316,863)	327,283
Management fees, net	—	—	—	23,856	—	23,856
Total hotel operating expenses	—	—	44,386	1,006,076	(316,863)	733,599
Entertainment	—	—	—	84,404	109	84,513
Corporate	253	1,596	2	29,536	—	31,387
Preopening costs	—	—	—	1,926	—	1,926
Impairment charges	—	—	—	35,418	—	35,418
Corporate overhead allocation	8,615	—	7,033	—	(15,648)	—
Depreciation and amortization	—	—	59,534	52,425	—	111,959
Total operating expenses	8,868	1,596	110,955	1,209,785	(332,402)	998,802
Operating income (loss)	(8,868)	(1,596)	205,447	(9,066)	—	185,917
Interest expense	—	(66,025)	—	(26)	—	(66,051)
Interest income	—	—	—	11,818	—	11,818
Loss from joint ventures	—	—	—	(4,402)	—	(4,402)
Other gains and (losses), net	—	—	—	(337)	—	(337)
Income (loss) before income taxes	(8,868)	(67,621)	205,447	(2,013)	—	126,945
(Provision) benefit for income taxes	—	—	(37)	49,192	—	49,155
Equity in subsidiaries’ earnings, net	184,968	—	—	—	(184,968)	—
Net income (loss)	$176,100	$(67,621)	$205,410	$47,179	$(184,968)	$176,100
Comprehensive income (loss)	$171,676	$(67,621)	$205,410	$42,755	$(180,544)	$171,676

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2016

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$420,011	$—	$420,011
Food and beverage	—	—	—	477,493	—	477,493
Other hotel revenue	—	—	307,840	157,274	(322,975)	142,139
Entertainment	209	—	—	110,333	(978)	109,564
Total revenues	209	—	307,840	1,165,111	(323,953)	1,149,207
Operating expenses:
Rooms	—	—	—	109,618	—	109,618
Food and beverage	—	—	—	267,307	—	267,307
Other hotel expenses	—	—	43,197	588,454	(308,331)	323,320
Management fees, net	—	—	—	22,194	—	22,194
Total hotel operating expenses	—	—	43,197	987,573	(308,331)	722,439
Entertainment	—	—	—	74,681	(54)	74,627
Corporate	355	1,615	2	24,911	—	26,883
Corporate overhead allocation	8,735	—	6,833	—	(15,568)	—
Depreciation and amortization	156	—	59,076	50,584	—	109,816
Total operating expenses	9,246	1,615	109,108	1,137,749	(323,953)	933,765
Operating income (loss)	(9,037)	(1,615)	198,732	27,362	—	215,442
Interest expense	—	(63,880)	—	(26)	—	(63,906)
Interest income	28	—	—	11,472	—	11,500
Loss from joint ventures	—	—	—	(2,794)	—	(2,794)
Other gains and (losses), net	—	—	1,868	656	—	2,524
Income (loss) before income taxes	(9,009)	(65,495)	200,600	36,670	—	162,766
Provision for income taxes	(752)	—	(273)	(2,375)	—	(3,400)
Equity in subsidiaries’ earnings, net	169,127	—	—	—	(169,127)	—
Net income (loss)	$159,366	$(65,495)	$200,327	$34,295	$(169,127)	$159,366
Comprehensive income (loss)	$162,145	$(65,495)	$200,327	$37,074	$(171,906)	$162,145

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$176,611	$(348,460)	$74,430	$419,338	$—	$321,919

Purchases of property and equipment	—	—	(74,412)	(113,805)	—	(188,217)
Purchase of additional interest in Gaylord Rockies joint venture	—	—	—	(223,564)	—	(223,564)
Purchase of remaining interest in Opry City Stage	—	—	—	(3,963)	—	(3,963)
Investment in other joint ventures	—	—	—	(2,199)	—	(2,199)
Other investing activities	—	—	—	(5,367)	—	(5,367)
Net cash used in investing activities	—	—	(74,412)	(348,898)	—	(423,310)

Net borrowings under revolving credit facility	—	354,000	—	—	—	354,000
Repayments under term loan B	—	(5,000)	—	—	—	(5,000)
Deferred financing costs paid	—	(642)	—	—	—	(642)
Payment of dividends	(172,415)	—	—	—	—	(172,415)
Payment of tax withholdings for share-based compensation	(4,164)	—	—	—	—	(4,164)
Other financing activities	11	—	—	(20)	—	(9)
Net cash provided by (used in) financing activities	(176,568)	348,358	—	(20)	—	171,770

Net change in cash, cash equivalents, and restricted cash	43	(102)	18	70,420	—	70,379
Cash, cash equivalents, and restricted cash, beginning of period	38	759	36	77,877	—	78,710
Cash, cash equivalents, and restricted cash, end of period	$81	$657	$54	$148,297	$—	$149,089

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$165,461	$(83,057)	$96,529	$116,897	$—	$295,830

Purchases of property and equipment	—	—	(96,516)	(86,049)	—	(182,565)
Investment in Gaylord Rockies joint venture	—	—	—	(16,309)	—	(16,309)
Investment in other joint ventures	—	—	—	(9,313)	—	(9,313)
Other investing activities	—	—	—	(7,234)	—	(7,234)
Net cash used in investing activities	—	—	(96,516)	(118,905)	—	(215,421)

Net repayments under revolving credit facility	—	(211,400)	—	—	—	(211,400)
Borrowings under term loan A	—	200,000	—	—	—	200,000
Borrowings under term loan B	—	500,000	—	—	—	500,000
Repayments under term loan B	—	(393,750)	—	—	—	(393,750)
Deferred financing costs paid	—	(12,268)	—	—	—	(12,268)
Payment of dividends	(161,706)	—	—	—	—	(161,706)
Payment of tax withholdings for share-based compensation	(3,810)	—	—	—	—	(3,810)
Other financing activities	65	—	—	(20)	—	45
Net cash provided by (used in) financing activities	(165,451)	82,582	—	(20)	—	(82,889)

Net change in cash, cash equivalents, and restricted cash	10	(475)	13	(2,028)	—	(2,480)
Cash, cash equivalents, and restricted cash, beginning of period	28	1,234	23	79,905	—	81,190
Cash, cash equivalents, and restricted cash, end of period	$38	$759	$36	$77,877	$—	$78,710

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016

(in thousands)	Parent			Non-
	Guarantor	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$171,231	$(66,344)	$31,365	$157,349	$—	$293,601

Purchases of property and equipment	(507)	—	(36,122)	(81,348)	—	(117,977)
Investment in Gaylord Rockies joint venture	—	—	—	(70,141)	—	(70,141)
Investment in other joint ventures	—	—	—	(2,500)	—	(2,500)
Proceeds from sale of Peterson LOI	6,785	—	—	—	—	6,785
Other investing activities	—	—	4,622	(323)	—	4,299
Net cash provided by (used in) investing activities	6,278	—	(31,500)	(154,312)	—	(179,534)

Net borrowings under revolving credit facility	—	76,000	—	—	—	76,000
Repayments under term loan B	—	(4,000)	—	—	—	(4,000)
Repayment of note payable related to purchase of AC Hotel	—	(6,000)	—	—	—	(6,000)
Repurchase of Company stock for retirement	(24,811)	—	—	—	—	(24,811)
Payment of dividends	(151,160)	—	—	—	—	(151,160)
Payment of tax withholdings for share-based compensation	(3,235)	—	—	—	—	(3,235)
Other financing activities, net	1,702	—	—	(19)	—	1,683
Net cash provided by (used in) financing activities	(177,504)	66,000	—	(19)	—	(111,523)

Net change in cash and cash equivalents	5	(344)	(135)	3,018	—	2,544
Cash and cash equivalents at beginning of period	23	1,578	158	76,887	—	78,646
Cash and cash equivalents at end of period	$28	$1,234	$23	$79,905	$—	$81,190

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(Amounts in thousands)

				Costs
		Initital Cost to Company		Capitalized	Gross Amount at End of Year				Date Acq/	Depr Life
	Encmbr	Land	Bldgs & Impr	Subs to Acq	Land	Bldgs & Impr	Total (2)	Acc Depr	Constr	(yrs)
Gaylord Opryland	(1)	$9,817	$77,125	$656,373	$65,230	$678,085	$743,315	$352,407	1983	20-40
Gaylord Palms	(1)	21,564	314,661	53,101	35,049	354,278	389,327	163,852	2002	20-40
Gaylord Texan	(1)	21,235	388,030	174,227	47,903	535,588	583,491	171,749	2004	20-40
Gaylord National	(1)	43,212	840,261	38,777	47,428	874,822	922,250	230,723	2008	20-40
Gaylord Rockies (3)	—	57,478	757,287	—	57,478	757,287	814,765	—	2018	20-40
Inn at Opryland	—	2,675	7,248	16,098	2,980	23,042	26,022	9,147	1998	20-40
AC Hotel	—	9,079	17,340	3,656	9,099	20,975	30,074	2,138	2014	20-40
Miscellaneous	—	21,290	16,250	16,519	36,016	18,044	54,060	19,614	N/A	20-40
	—	$186,350	$2,418,202	$958,751	$301,183	$3,262,121	$3,563,304	$949,630

	2018	2017	2016
Investment in real estate:
Balance at beginning of year	$2,570,390	$2,529,641	$2,510,579
Acquisitions	814,765	—	—
Improvements	179,787	40,749	21,899
Disposals	(1,638)	—	(2,837)
Balance at end of year	$3,563,304	$2,570,390	$2,529,641

Accumulated depreciation:
Balance at beginning of year	$883,445	$818,323	$754,861
Depreciation	67,652	65,122	63,718
Disposals	(1,467)	—	(256)
Balance at end of year	$949,630	$883,445	$818,323

(1)	Pledged as collateral under the Company’s credit facility. At December 31, 2018, $527.3 million in borrowings and letters of credit were outstanding under such facility.
(2)	The aggregate cost of properties for federal income tax purposes is approximately $3.2 billion at December 31, 2018.
(3)	The Company owns a 61.2% investment in the joint venture that owns Gaylord Rockies.