Form 10-Q
period 2019-03-31
Ryman Hospitality Properties, Inc.
filed 2019-05-07
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Trading Symbol(s)	Which Registered
Common stock, par	RHP	New York Stock Exchange
value $.01

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2019
Common Stock, par value $.01	51,436,642 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10‑Q

For the Quarter Ended March 31, 2019

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2019	2018
ASSETS:
Property and equipment, net of accumulated depreciation (including $1,010,730 and $1,018,499 from VIEs, respectively)	$3,147,749	$3,149,095
Cash and cash equivalents - unrestricted	94,873	103,437
Cash and cash equivalents - restricted	51,943	45,652
Notes receivable	121,923	122,209
Trade receivables, less allowance of $739 and $763, respectively (including $25,431 and $2,019 from VIEs, respectively)	109,973	67,923
Deferred income tax assets, net	39,463	40,557
Prepaid expenses and other assets (including $29,406 and $20,419 from VIEs, respectively)	90,070	78,240
Intangible assets (including $232,367 and $241,973 from VIEs, respectively)	237,175	246,770
Total assets	$3,893,169	$3,853,883

LIABILITIES AND EQUITY:
Debt and finance lease obligations (including $526,449 and $494,578 from VIEs, respectively)	$2,485,179	$2,441,895
Accounts payable and accrued liabilities (including $69,696 and $70,215 from VIEs, respectively)	285,296	274,890
Dividends payable	47,010	45,019
Deferred management rights proceeds	177,652	174,026
Operating lease liabilities	104,265	—
Other liabilities	62,188	161,043
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	291,115	287,433
Stockholders' equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,434 and 51,336 shares issued and outstanding, respectively	514	513
Additional paid-in capital	899,164	900,795
Treasury stock of 599 and 592 shares, at cost	(15,687)	(15,183)
Accumulated deficit	(412,905)	(388,524)
Accumulated other comprehensive loss	(30,622)	(28,024)
Total stockholders' equity	440,464	469,577
Total liabilities and stockholders' equity	$3,893,169	$3,853,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Rooms	$132,212	$107,564
Food and beverage	171,143	132,939
Other hotel revenue	34,155	24,608
Entertainment	33,265	23,259
Total revenues	370,775	288,370

Operating expenses:
Rooms	34,969	28,928
Food and beverage	91,359	71,978
Other hotel expenses	90,939	75,882
Management fees, net	9,756	7,130
Total hotel operating expenses	227,023	183,918
Entertainment	25,641	19,366
Corporate	9,004	8,329
Preopening costs	2,134	2,147
Depreciation and amortization	53,009	28,666
Total operating expenses	316,811	242,426

Operating income	53,964	45,944
Interest expense	(32,087)	(16,729)
Interest income	2,908	2,753
Loss from joint ventures	—	(2,588)
Other gains and (losses), net	(141)	168
Income before income taxes	24,644	29,548

Provision for income taxes	(1,974)	(2,209)
Net income	22,670	27,339

Net loss attributable to noncontrolling interest in consolidated joint venture	6,738	—
Net income available to common stockholders	$29,408	$27,339

Basic income per share available to common stockholders	$0.57	$0.53
Diluted income per share available to common stockholders	$0.57	$0.53

Dividends declared per common share	$0.90	$0.85

Comprehensive income, net of taxes	$22,779	$27,417
Comprehensive loss, net of taxes, attributable to noncontrolling interest	6,738	—
Comprehensive income, net of taxes, available to common stockholders	$29,517	$27,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$22,670	$27,339
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	1,100	1,779
Depreciation and amortization	53,009	28,666
Amortization of deferred financing costs	1,927	1,415
(Income) loss from joint ventures	—	2,588
Stock-based compensation expense	2,026	1,923
Changes in:
Trade receivables	(42,050)	(8,733)
Accounts payable and accrued liabilities	17,632	(11,385)
Other assets and liabilities	(1,754)	336
Net cash flows provided by operating activities	54,560	43,928

Cash Flows from Investing Activities:
Purchases of property and equipment	(48,873)	(47,588)
Other investing activities	(229)	(4,215)
Net cash flows used in investing activities	(49,102)	(51,803)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	10,000	56,500
Borrowings under Gaylord Rockies construction and mezzanine loans	28,897	—
Payment of dividends	(44,420)	(41,000)
Payment of tax withholdings for share-based compensation	(3,813)	(602)
Other financing activities	1,605	(6)
Net cash flows provided by (used in) financing activities	(7,731)	14,892

Net change in cash, cash equivalents, and restricted cash	(2,273)	7,017
Cash, cash equivalents, and restricted cash, beginning of period	149,089	78,710
Cash, cash equivalents, and restricted cash, end of period	$146,816	$85,727

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$94,873	$59,040
Cash and cash equivalents - restricted	51,943	26,687
Cash, cash equivalents, and restricted cash, end of period	$146,816	$85,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Stock	Capital	Stock	Deficit	Loss	Equity	Interest
BALANCE, December 31, 2017	$512	$896,759	$(13,253)	$(479,170)	$(26,692)	$378,156	$—
Net income	—	—	—	27,339	—	27,339	—
Transition adjustment related to adoption of ASU 2014-09	—	—	—	(134)	—	(134)	—
Other comprehensive income, net of income taxes	—	—	—	—	78	78	—
Payment of dividend	—	167	(454)	(43,461)	—	(43,748)	—
Restricted stock units and stock options surrendered	1	(3,692)	—	—	—	(3,691)	—
Stock-based compensation expense	—	1,923	—	—	—	1,923	—
BALANCE, March 31, 2018	$513	$895,157	$(13,707)	$(495,426)	$(26,614)	$359,923	$—

BALANCE, December 31, 2018	$513	$900,795	$(15,183)	$(388,524)	$(28,024)	$469,577	$287,433
Net income	—	—	—	29,408	—	29,408	(6,738)
Adjustment of noncontrolling interest to redemption value	—	—	—	(10,420)	—	(10,420)	10,420
Transition adjustment related to adoption of ASU 2018-02	—	—	—	2,707	(2,707)	—	—
Other comprehensive income, net of income taxes	—	—	—	—	109	109	—
Payment of dividend	—	168	(504)	(46,076)	—	(46,412)	—
Restricted stock units and stock options surrendered	1	(3,825)	—	—	—	(3,824)	—
Stock-based compensation expense	—	2,026	—	—	—	2,026	—
BALANCE, March 31, 2019	$514	$899,164	$(15,687)	$(412,905)	$(30,622)	$440,464	$291,115

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

The Company also owns a 61.2% interest in a joint venture (the “Gaylord Rockies joint venture”) that owns the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which opened in December 2018 and is managed by Marriott. As further discussed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, management has concluded that the Company is the primary beneficiary of this variable interest entity. As such, the Company has consolidated the assets, liabilities and results of operations of the Gaylord Rockies joint venture in the accompanying condensed consolidated financial statements. The portion of the joint venture that the Company does not own is recorded as noncontrolling interest in consolidated joint venture in the accompanying condensed consolidated balance sheet, and any adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statement of stockholders’ equity. Creditors of the Gaylord Rockies joint venture have no recourse to the general credit of the Company, except as discussed in Note 13, “Commitments and Contingencies,” to the condensed consolidated financial statements included herein.

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

The condensed consolidated financial statements include the accounts of Ryman and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality, Entertainment, and Corporate and Other.

Newly Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑02, “Leases,” that requires lessees to record most leases on their balance sheet but recognize expenses on their income statements in a manner similar to previous accounting. The ASU also eliminates the required use of bright-line tests for determining lease classification. The Company adopted this standard as of January 1, 2019 using the modified retrospective approach. Existing leases were recorded at the adoption date and comparative periods were not restated and are presented based on previously existing guidance. The Company also adopted several practical expedients, which allowed the Company to avoid reassessing (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. In addition, the Company elected to adopt a practical expedient that allows the Company to avoid reassessing existing or expired land easements that were not previously accounted for as a lease, as well as a practical expedient that allows the Company to avoid separating nonlease components from lease components and instead to account for each separate lease component and related nonlease component as a single lease component. As permitted, the Company has elected to not apply the recognition requirements of this ASU to short-term leases. Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities of $100.9 million as of January 1, 2019. However, after consideration of the Company’s previous straight-line lease liability of $100.1 million, as discussed more fully in the Company’s 2018 Annual Report on Form 10-K, the Company recorded $0.8 million in net right-of-use assets related to its operating leases as of January 1, 2019, which are recorded in prepaid expenses and other assets in the accompanying condensed consolidated financial statements. See Note 5 and Note 9 for additional disclosures regarding the Company’s leases.

In June 2016, the FASB issued ASU No. 2016‑13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” which will change how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. An entity will apply these amendments with a modified-retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For debt securities for which an other-than-temporary impairment has been previously recognized, a prospective transition approach is required. The ASU is effective for the Company in the first quarter of 2020. The Company is currently evaluating the effects of this ASU on its financial statements, and such effects have not yet been determined.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (“TCJA”). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the TCJA’s change in US federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the TCJA but do not directly relate to the change in the federal tax rate. The Company adopted this ASU in the first quarter of 2019, and the Company recorded a transition adjustment of $2.7 million, which is reflected as a reclassification from accumulated other comprehensive loss to accumulated deficit in the accompanying condensed consolidated financial statements.

2. REVENUES:

Revenues from occupied hotel rooms are recognized over time as the daily hotel stay is provided to hotel groups and guests. Revenues from concessions, food and beverage sales, and group meeting services are recognized over the period or at the point in time those goods or services are delivered to the hotel group or guest. Revenues from ancillary services at the Company’s hotels, such as spa, parking, and transportation services, are generally recognized at the time the goods or services are provided. Cancellation fees and attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, are generally recognized as revenue in the period the Company determines it is probable that a significant reversal in the amount of revenue recognized will not occur, which is typically the period these fees are collected. The Company generally recognizes revenues from the Entertainment segment at the point in time that services are provided or goods are delivered or shipped to the customer, as applicable. Almost all of the Company’s revenues are either cash-based or, for meeting and convention groups who meet the Company’s credit criteria, billed and collected on a short-term receivables basis. The Company is required to collect certain taxes from customers on behalf of government agencies and remit these to the applicable governmental entity on a periodic basis. These taxes are collected from customers at the time of purchase but are not included in revenue. The Company records a liability upon collection of such taxes from the customer and relieves the liability when payments are remitted to the applicable governmental agency.

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Hotel group rooms	$102,692	$83,217
Hotel transient rooms	29,520	24,347
Hotel food and beverage - banquets	126,196	96,268
Hotel food and beverage - outlets	44,947	36,671
Hotel other	34,155	24,608
Entertainment admissions/ticketing	13,623	10,860
Entertainment food and beverage	12,039	6,581
Entertainment retail and other	7,603	5,818
Total revenues	$370,775	$288,370

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Gaylord Opryland	$88,958	$82,745
Gaylord Palms	59,917	57,896
Gaylord Texan	72,039	58,357
Gaylord National	65,630	60,756
Gaylord Rockies	45,243	—
AC Hotel	2,435	2,371
Inn at Opryland and other	3,288	2,986
Total Hospitality segment revenues	$337,510	$265,111

Almost all of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At March 31, 2019 and December 31, 2018, the Company had $94.4 million and $69.3 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2018, approximately $39.2 million was recognized in revenue during the three months ended March 31, 2019.

3. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Weighted average shares outstanding - basic	51,349	51,214
Effect of dilutive stock-based compensation	215	259
Effect of dilutive put rights	385	—
Weighted average shares outstanding - diluted	51,949	51,473

As more fully discussed in Note 13, “Commitments and Contingencies,” to the condensed consolidated financial statements included herein, certain affiliates of Ares Management, L.P. (“Ares”) have a put right to require the Company to purchase their joint venture interests in the Gaylord Rockies joint venture in consideration of cash or operating partnership units (“OP Units”) of RHP Hotel Properties, LP (the “Operating Partnership”). Any OP Units issued by the Operating Partnership to the certain affiliates of Ares will be redeemable at the option of the holders thereof for cash or shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is comprised of amounts related to the Company’s minimum pension liability and amounts related to an other-than-temporary impairment of a held-to-maturity investment with respect to the notes receivable discussed in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein, and Note 3, “Notes Receivable,” to the consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018. Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2019 and 2018 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of
	Liability	Investment	Total
Balance, December 31, 2018	$(21,814)	$(6,210)	$(28,024)
Amounts reclassified from accumulated other comprehensive loss	20	83	103
Income tax benefit	6	—	6
Net other comprehensive income	26	83	109
Transition adjustment related to adoption of ASU 2018-02 (see Note 1)	(2,707)	—	(2,707)
Balance, March 31, 2019	$(24,495)	$(6,127)	$(30,622)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of
	Liability	Investment	Total
Balance, December 31, 2017	$(20,149)	$(6,543)	$(26,692)
Amounts reclassified from accumulated other comprehensive loss	(9)	83	74
Income tax benefit	4	—	4
Net other comprehensive income (loss)	(5)	83	78
Balance, March 31, 2018	$(20,154)	$(6,460)	$(26,614)

5. PROPERTY AND EQUIPMENT:

Property and equipment, including right-of-use finance lease assets, at March 31, 2019 and December 31, 2018 is recorded at cost (except for right-of-use finance lease assets) and summarized as follows (in thousands):

	March 31,	December 31,
	2019	2018
Land and land improvements	$352,143	$347,654
Buildings	3,393,725	3,379,041
Furniture, fixtures and equipment	929,330	913,528
Right-of-use finance lease assets	1,534	—
Construction-in-progress	52,953	48,295
	4,729,685	4,688,518
Accumulated depreciation and amortization	(1,581,936)	(1,539,423)
Property and equipment, net	$3,147,749	$3,149,095

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, in connection with the development of Gaylord National, the Company is currently holding two issuances of governmental bonds with a total carrying value of $110.6 million and $111.0 million at March 31, 2019 and December 31, 2018, respectively. The Company receives debt service and principle payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

During the three months ended March 31, 2019 and 2018, the Company recorded interest income of $2.6 million and $2.7 million, respectively, on these bonds. The Company received payments of $3.0 million and $3.1 million during the three months ended March 31, 2019 and 2018, respectively, relating to these notes receivable.

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in connection with the development of certain infrastructure adjacent to Gaylord Rockies, at March 31, 2019, the Gaylord Rockies joint venture was holding two issuances of governmental bonds with a carrying value of $11.3 million and $11.2 million at March 31, 2019 and December 31, 2018, respectively. The debt service and principal payments on such bonds were payable from tax increments and special hotel rental taxes generated from the surrounding development through the maturity dates of December 1, 2030 and December 1, 2040, respectively. At March 31, 2019, the joint venture had not yet begun receiving the debt service and principal payments on these bonds. In April 2019, these bonds were redeemed by the issuer, and the joint venture received the outstanding principal and interest, which should result in no impact to the Company’s condensed consolidated statement of operations for the Company’s second quarter ending June 30, 2019.

7. DEBT:

The Company’s debt and capital lease obligations at March 31, 2019 and December 31, 2018 consisted of (in thousands):

	March 31,	December 31,
	2019	2018
$700M Revolving Credit Facility, interest at LIBOR plus 1.55%, maturing May 23, 2021, less unamortized deferred financing costs of $5,899 and $6,542	$529,101	$518,458
$200M Term Loan A, interest at LIBOR plus 1.50%, maturing May 23, 2022, less unamortized deferred financing costs of $1,134 and $1,220	198,866	198,780
$500M Term Loan B, interest at LIBOR plus 2.00%, maturing May 11, 2024, less unamortized deferred financing costs of $5,087 and $5,307	486,163	485,943
$350M Senior Notes, interest at 5.0%, maturing April 15, 2021, less unamortized deferred financing costs of $2,134 and $2,385	347,866	347,615
$400M Senior Notes, interest at 5.0%, maturing April 15, 2023, less unamortized deferred financing costs of $3,879 and $4,097	396,121	395,903
$500M Construction Loan (Gaylord Rockies joint venture), interest at LIBOR plus 3.25%, maturing December 18, 2019, less unamortized deferred financing costs of $1,355 and $1,807	485,626	457,090
$39M Mezzanine Loan (Gaylord Rockies joint venture), interest at LIBOR plus 7.00%, maturing December 18, 2019, less unamortized deferred financing costs of $170 and $227	38,358	37,488
Finance lease obligations	1,401	618
Other	1,677	—
Total debt	$2,485,179	$2,441,895

Amounts due within one year consist of amounts outstanding under the $500 million construction loan and the $39 million mezzanine loan for the Gaylord Rockies joint venture, as well as the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, as described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

At March 31, 2019, the Company was in compliance with all of its covenants related to its outstanding debt.

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

9. LEASES:

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which Gaylord Palms is located, building or land leases for Ole Red Gatlinburg, Ole Red Orlando and Ole Red Tishomingo, various warehouse, and general office and other equipment leases. The Gaylord Palms land lease has a term through 2074, which may be extended through January 2101, at the Company’s discretion. The leases for Ole Red locations range from three to ten years, with renewal options ranging from one to forty years, at the Company’s discretion. Extension options are not included in the Company’s calculation of its right-of-use assets and lease liabilities.

The terms of the Gaylord Palms lease include variable lease payments based upon net revenues at Gaylord Palms and certain other of the Company’s leases include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As the discount rate implicit in the Company’s operating leases is not readily determinable, the Company applied judgments related to the determination of the discount rates used to calculate the lease liability as required by Accounting Standards Codification Topic 842, “Leases”. The Company calculated its incremental borrowing rate by utilizing judgments and estimates regarding the Company’s secured borrowing rates, market credit rating, comparable bond yield curve, and adjustments to market yield curves to determine a securitized rate.

The Company’s lease costs for the three months ended March 31, 2019 are as follows (in thousands):

Operating lease cost	$3,346
Finance lease cost:
Amortization of right-of-use assets	41
Interest on lease liabilities	17
Net lease cost	$3,404

Lease expense for operating leases for the three months ended March 31, 2018 was $3.2 million.

Future minimum lease payments under non-cancelable leases at March 31, 2019 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$5,738	$244
Year 2	5,947	244
Year 3	5,735	235
Year 4	5,867	218
Year 5	5,641	161
Years thereafter	578,442	635
Total future minimum lease payments	607,370	1,737
Less amount representing interest	(503,105)	(336)
Total present value of minimum payments	$104,265	$1,401

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term (years):
Operating leases	51.6	years
Finance leases	10.7	years
Weighted-average discount rate:
Operating leases	6.8%
Finance leases	4.0%

10. STOCK PLANS:

During the three months ended March 31, 2019, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $91.05 per unit. There were 0.3 million and 0.4 million restricted stock units outstanding at March 31, 2019 and December 31, 2018, respectively.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $2.0 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.

11. PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension (income) expense reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Interest cost	$878	$811
Expected return on plan assets	(944)	(1,102)
Amortization of net actuarial loss	287	255
Total net periodic pension (income) expense	$221	$(36)

Net postretirement benefit income reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Interest cost	$25	$24
Amortization of net actuarial loss	61	64
Amortization of prior service credit	(328)	(328)
Total net postretirement benefit income	$(242)	$(240)

12. INCOME TAXES:

The Company has elected to be taxed as a REIT effective January 1, 2013, pursuant to the U.S. Internal Revenue Code of 1986, as amended. As a REIT, generally the Company will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that it distributes to its stockholders. The Company will continue to be required to pay federal and state corporate income taxes on earnings of its taxable REIT subsidiaries.

The Company recorded an income tax provision of $2.0 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction.

At March 31, 2019 and December 31, 2018, the Company had no unrecognized tax benefits.

13. COMMITMENTS AND CONTINGENCIES:

Pursuant to the Gaylord Rockies joint venture agreements, certain affiliates of Ares have a put right to require the Company to purchase their joint venture interests at a defined appraised value during an annual window period, or under certain other circumstances, in consideration of cash or OP Units of the Operating Partnership. Such OP Units have economic terms that are substantially similar to shares of the Company’s common stock. Any OP Units issued by the Operating Partnership to the Ares affiliates will be redeemable at the option of the holders thereof for cash or shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments.

Affiliates of RIDA Development Corporation (“RIDA”) also have a put right at a defined appraised value for cash, which will become exercisable at the earlier of December 31, 2023 or the date on which a certain change of control of RIDA occurs.

In connection with its investment in the Gaylord Rockies joint venture, the Company has provided a completion guarantee under each of the construction loan and mezzanine loan capped at its pro rata share of all costs necessary to complete the project within the time specified in the Gaylord Rockies joint venture’s loan documents. As of March 31, 2019, the Company had not recorded any liability in the condensed consolidated balance sheet associated with these guarantees.

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

14. STOCKHOLDERS’ EQUITY:

On February 26, 2019, the Company’s board of directors declared the Company’s first quarter 2019 cash dividend in the amount of $0.90 per share of common stock, or an aggregate of approximately $46.3 million in cash, which was paid on April 15, 2019 to stockholders of record as of the close of business on March 29, 2019.

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

At March 31, 2019 and December 31, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan. These investments consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.

The Company has consistently applied the above valuation techniques in all periods presented and believes it has obtained the most accurate information available for each type of instrument.

The Company had no liabilities required to be measured at fair value at March 31, 2019 and December 31, 2018. The Company’s assets measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, were as follows (in thousands):

		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$26,520	$26,520	$—	$—
Total assets measured at fair value	$26,520	$26,520	$—	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$24,687	$24,687	$—	$—
Total assets measured at fair value	$24,687	$24,687	$—	$—

The remainder of the assets and liabilities held by the Company at March 31, 2019 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximate fair value.

16. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s operations are organized into three principal business segments:

•

Hospitality, which includes Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland, the AC Hotel, and the Company’s investment in the Gaylord Rockies joint venture (which is consolidated below beginning January 1, 2019);

•	Entertainment, which includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, and the Company’s Nashville-based attractions; and
•	Corporate and Other, which includes the Company’s corporate expenses.

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Hospitality	$337,510	$265,111
Entertainment	33,265	23,259
Corporate and Other	—	—
Total	$370,775	$288,370

Depreciation and amortization:
Hospitality	$50,133	$26,200
Entertainment	2,479	1,957
Corporate and Other	397	509
Total	$53,009	$28,666

Operating income:
Hospitality	$60,354	$54,993
Entertainment	5,145	1,936
Corporate and Other	(9,401)	(8,838)
Preopening costs	(2,134)	(2,147)
Total operating income	53,964	45,944
Interest expense	(32,087)	(16,729)
Interest income	2,908	2,753
Loss from joint ventures	—	(2,588)
Other gains and (losses), net	(141)	168
Income before income taxes	$24,644	$29,548

17. SUBSEQUENT EVENT:

On April 24, 2019, a subsidiary of the Company announced that it has entered into a joint venture with Gray Television, Inc. to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle. The Company acquired a 50% equity interest in this joint venture for an initial capital contribution of $2.0 million. In addition, the joint venture agreement requires the Company to contribute up to an additional $13.0 million through December 31, 2021. The Company expects to account for its investment in this joint venture under the equity method of accounting.

18. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

The $350 Million 5% Senior Notes and the $400 Million 5% Senior Notes were each issued by the Operating Partnership and RHP Finance Corporation and are guaranteed on a senior unsecured basis by the Company, each of the Company’s four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which guarantees the Operating Partnership’s Fifth Amended and Restated Credit Agreement, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The subsidiary Guarantors are 100% owned, and the guarantees are full and unconditional and joint and several. Not all of the Company’s subsidiaries have guaranteed the Company’s $350 Million 5% Senior Notes and the $400 Million 5% Senior Notes.

The following condensed consolidating financial information includes certain allocations of expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2019

(in thousands)	Parent			Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,639,699	$1,508,050	$—	$3,147,749
Cash and cash equivalents - unrestricted	46	2,242	48	92,537	—	94,873
Cash and cash equivalents - restricted	—	—	—	51,943	—	51,943
Notes receivable	—	—	—	121,923	—	121,923
Trade receivables, less allowance	—	—	—	109,973	—	109,973
Deferred income tax assets, net	—	—	(443)	39,906	—	39,463
Prepaid expenses and other assets	—	2,993	—	106,755	(19,678)	90,070
Intangible assets	—	—	—	237,175	—	237,175
Intercompany receivables, net	—	—	1,955,030	—	(1,955,030)	—
Investments	1,079,220	2,950,458	710,297	1,898,757	(6,638,732)	—
Total assets	$1,079,266	$2,955,693	$4,304,631	$4,167,019	$(8,613,440)	$3,893,169

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,958,117	$—	$530,038	$(2,976)	$2,485,179
Accounts payable and accrued liabilities	62	23,343	9,551	264,501	(12,161)	285,296
Dividends payable	47,010	—	—	—	—	47,010
Deferred management rights proceeds	—	—	—	177,652	—	177,652
Operating lease liabilities	—	—	101,232	7,574	(4,541)	104,265
Other liabilities	—	—	—	62,188	—	62,188
Intercompany payables, net	591,730	898,165	—	465,135	(1,955,030)	—
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	—	—	—	291,115	—	291,115
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	514	1	1	2,387	(2,389)	514
Additional paid-in-capital	899,164	455,253	2,895,842	2,668,134	(6,019,229)	899,164
Treasury stock	(15,687)	—	—	—	—	(15,687)
Accumulated deficit	(412,905)	(379,186)	1,298,005	(271,083)	(647,736)	(412,905)
Accumulated other comprehensive loss	(30,622)	—	—	(30,622)	30,622	(30,622)
Total stockholders' equity	440,464	76,068	4,193,848	2,368,816	(6,638,732)	440,464
Total liabilities and stockholders' equity	$1,079,266	$2,955,693	$4,304,631	$4,167,019	$(8,613,440)	$3,893,169

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2018

(in thousands)	Parent			Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,646,946	$1,502,149	$—	$3,149,095
Cash and cash equivalents - unrestricted	81	657	54	102,645	—	103,437
Cash and cash equivalents - restricted	—	—	—	45,652	—	45,652
Notes receivable	—	—	—	122,209	—	122,209
Trade receivables, less allowance	—	—	—	67,923	—	67,923
Deferred income tax assets, net	—	—	(444)	41,001	—	40,557
Prepaid expenses and other assets	—	34	—	79,460	(1,254)	78,240
Intangible assets	—	—	—	246,770	—	246,770
Intercompany receivables, net	—	—	1,895,086	—	(1,895,086)	—
Investments	1,101,740	2,950,457	710,516	1,898,756	(6,661,469)	—
Total assets	$1,101,821	$2,951,148	$4,252,158	$4,106,565	$(8,557,809)	$3,853,883

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,946,699	$—	$495,196	$—	$2,441,895
Accounts payable and accrued liabilities	50	13,752	7,253	255,089	(1,254)	274,890
Dividends payable	45,019	—	—	—	—	45,019
Deferred management rights proceeds	—	—	—	174,026	—	174,026
Other liabilities	—	—	100,068	60,975	—	161,043
Intercompany payables, net	587,175	846,478	—	461,433	(1,895,086)	—
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	—	—	—	287,433	—	287,433
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	513	1	1	2,387	(2,389)	513
Additional paid-in-capital	900,795	499,122	2,895,842	2,668,134	(6,063,098)	900,795
Treasury stock	(15,183)	—	—	—	—	(15,183)
Accumulated deficit	(388,524)	(354,904)	1,248,994	(270,084)	(624,006)	(388,524)
Accumulated other comprehensive loss	(28,024)	—	—	(28,024)	28,024	(28,024)
Total stockholders' equity	469,577	144,219	4,144,837	2,372,413	(6,661,469)	469,577
Total liabilities and stockholders' equity	$1,101,821	$2,951,148	$4,252,158	$4,106,565	$(8,557,809)	$3,853,883

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2019

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$132,212	$—	$132,212
Food and beverage	—	—	—	171,143	—	171,143
Other hotel revenue	—	—	80,410	48,424	(94,679)	34,155
Entertainment	—	—	—	33,789	(524)	33,265
Total revenues	—	—	80,410	385,568	(95,203)	370,775
Operating expenses:
Rooms	—	—	—	34,969	—	34,969
Food and beverage	—	—	—	91,359	—	91,359
Other hotel expenses	—	—	12,052	169,982	(91,095)	90,939
Management fees, net	—	—	—	9,756	—	9,756
Total hotel operating expenses	—	—	12,052	306,066	(91,095)	227,023
Entertainment	—	—	—	25,694	(53)	25,641
Corporate	63	451	1	8,489	—	9,004
Preopening costs	—	—	—	2,134	—	2,134
Corporate overhead allocation	997	—	3,058	—	(4,055)	—
Depreciation and amortization	—	—	16,250	36,759	—	53,009
Total operating expenses	1,060	451	31,361	379,142	(95,203)	316,811
Operating income (loss)	(1,060)	(451)	49,049	6,426	—	53,964
Interest expense	—	(23,839)	—	(8,354)	106	(32,087)
Interest income	—	8	—	3,006	(106)	2,908
Other gains and (losses), net	—	—	—	(141)	—	(141)
Income (loss) before income taxes	(1,060)	(24,282)	49,049	937	—	24,644
Provision for income taxes	—	—	(38)	(1,936)	—	(1,974)
Equity in subsidiaries’ earnings, net	23,730	—	—	—	(23,730)	—
Net income (loss)	$22,670	$(24,282)	$49,011	$(999)	$(23,730)	$22,670
Comprehensive income (loss), net of taxes	$22,779	$(24,282)	$49,011	$(890)	$(23,839)	$22,779
Net income (loss) available to common shareholders	$29,408	$(24,282)	$49,011	$(999)	$(23,730)	$29,408
Comprehensive income (loss), net of taxes, available to common shareholders	$29,517	$(24,282)	$49,011	$(890)	$(23,839)	$29,517

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Rooms	$—	$—	$—	$107,564	$—	$107,564
Food and beverage	—	—	—	132,939	—	132,939
Other hotel revenue	—	—	76,243	29,238	(80,873)	24,608
Entertainment	—	—	—	23,283	(24)	23,259
Total revenues	—	—	76,243	293,024	(80,897)	288,370
Operating expenses:
Rooms	—	—	—	28,928	—	28,928
Food and beverage	—	—	—	71,978	—	71,978
Other hotel expenses	—	—	11,827	140,187	(76,132)	75,882
Management fees, net	—	—	—	7,130	—	7,130
Total hotel operating expenses	—	—	11,827	248,223	(76,132)	183,918
Entertainment	—	—	—	19,390	(24)	19,366
Corporate	63	361	—	7,905	—	8,329
Preopening costs	—	—	—	2,147	—	2,147
Corporate overhead allocation	2,615	—	2,126	—	(4,741)	—
Depreciation and amortization	—	—	14,730	13,936	—	28,666
Total operating expenses	2,678	361	28,683	291,601	(80,897)	242,426
Operating income (loss)	(2,678)	(361)	47,560	1,423	—	45,944
Interest expense	—	(16,723)	—	(6)	—	(16,729)
Interest income	—	—	—	2,753	—	2,753
Loss from joint ventures	—	—	—	(2,588)	—	(2,588)
Other gains and (losses), net	—	—	—	168	—	168
Income (loss) before income taxes	(2,678)	(17,084)	47,560	1,750	—	29,548
(Provision) benefit for income taxes	—	—	365	(2,574)	—	(2,209)
Equity in subsidiaries’ earnings, net	30,017	—	—	—	(30,017)	—
Net income (loss)	$27,339	$(17,084)	$47,925	$(824)	$(30,017)	$27,339
Comprehensive income (loss)	$27,417	$(17,084)	$47,925	$(746)	$(30,095)	$27,417

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2019

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$48,198	$(8,415)	$7,077	$7,700	$—	$54,560

Purchases of property and equipment	—	—	(7,083)	(41,790)	—	(48,873)
Other investing activities	—	—	—	(229)	—	(229)
Net cash used in investing activities	—	—	(7,083)	(42,019)	—	(49,102)

Net borrowings under revolving credit facility	—	10,000	—	—	—	10,000
Borrowings under Gaylord Rockies construction and mezzanine loans	—	—	—	28,897	—	28,897
Payment of dividends	(44,420)	—	—	—	—	(44,420)
Payment of tax withholdings for share-based compensation	(3,813)	—	—	—	—	(3,813)
Other financing activities	—	—	—	1,605	—	1,605
Net cash provided by (used in) financing activities	(48,233)	10,000	—	30,502	—	(7,731)

Net change in cash, cash equivalents, and restricted cash	(35)	1,585	(6)	(3,817)	—	(2,273)
Cash, cash equivalents, and restricted cash, beginning of period	81	657	54	148,297	—	149,089
Cash, cash equivalents, and restricted cash, end of period	$46	$2,242	$48	$144,480	$—	$146,816

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$41,643	$(57,008)	$29,680	$29,613	$—	$43,928

Purchases of property and equipment	—	—	(29,681)	(17,907)	—	(47,588)
Other investing activities	—	—	—	(4,215)	—	(4,215)
Net cash used in investing activities	—	—	(29,681)	(22,122)	—	(51,803)

Net borrowings under revolving credit facility	—	56,500	—	—	—	56,500
Payment of dividends	(41,000)	—	—	—	—	(41,000)
Payment of tax withholdings for share-based compensation	(602)	—	—	—	—	(602)
Other financing activities	—	—	—	(6)	—	(6)
Net cash provided by (used in) financing activities	(41,602)	56,500	—	(6)	—	14,892

Net change in cash, cash equivalents, and restricted cash	41	(508)	(1)	7,485	—	7,017
Cash, cash equivalents, and restricted cash, beginning of period	38	759	36	77,877	—	78,710
Cash, cash equivalents, and restricted cash, end of period	$79	$251	$35	$85,362	$—	$85,727

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Ryman Hospitality Properties, Inc. (“Ryman”) is a Delaware corporation that conducts its operations so as to maintain its qualification as a real estate investment trust (“REIT”) for federal income tax purposes. The Company conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”). RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being a co-issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10‑Q and Ryman’s other reports, documents or other information filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this report, we use the terms the “Company,” “we” or “our” to refer to Ryman Hospitality Properties, Inc. and its subsidiaries unless the context indicates otherwise.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2018, included in our Annual Report on Form 10‑K that was filed with the SEC on February 26, 2019.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (ii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iii) our announced dividend policy, including the frequency and amount of any dividend we may pay; (iv) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and our investment in the joint venture (the “Gaylord Rockies joint venture”) that owns the Gaylord Rockies Resort & Convention Center in Aurora, Colorado (“Gaylord Rockies”); (v) Marriott International, Inc.’s (“Marriott’s”) ability to effectively manage our hotels and other properties; (vi) our anticipated capital expenditures and investments; (vii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; and (viii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, risks and uncertainties associated with the economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness, and those factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10‑K for the year ended December 31, 2018 or described from time to time in our other reports filed with the SEC.

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 8,114 rooms that are managed by Marriott under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned hotel assets managed by Marriott include the Inn at Opryland, a 303‑room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192‑room overflow hotel adjacent to Gaylord National. We also own a 61.2% interest in the Gaylord Rockies joint venture that owns Gaylord Rockies, which opened in December 2018 and is managed by Marriott.

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

See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and Item 1A, “Risk Factors,” in our Annual Report on Form 10‑K for the year ended December 31, 2018 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Gaylord Rockies Joint Venture

As more fully discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, on December 31, 2018, we completed our purchase of additional interests in the Gaylord Rockies joint venture, increasing our ownership to 61.2%. Our management has concluded that the Company is the primary beneficiary of this variable interest entity (“VIE”) and the financial position and results of operations of the VIE have been consolidated in the accompanying condensed consolidated financial statements included herein. Gaylord Rockies opened on a limited basis in December 2018 and on a fully operational basis in first quarter 2019 and is managed by Marriott.

SoundWaves at Gaylord Opryland

In December 2018, we opened the indoor portion of a $90 million investment to create a luxury indoor/outdoor waterpark adjacent to Gaylord Opryland, SoundWaves. The project includes approximately 111,000 square feet of indoor water attractions and activities over three levels and approximately 106,000 square feet of outdoor water amenities. The project includes areas for adults, children and families, as well as dining options and bars. The outdoor portion of the project is anticipated to open in second quarter 2019.

Gaylord Palms Expansion

We recently began construction of a $158 million expansion of Gaylord Palms, which will include an additional 303 guest rooms and 90,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure. The expansion is expected to be completed in summer 2021.

Dividend Policy

Pursuant to our current dividend policy, we plan to continue to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. On February 26, 2019, our board of directors declared our first quarter 2019 cash dividend in the amount of $0.90 per share of common stock, or an aggregate of approximately $46.3 million in cash, which was paid on April 15, 2019 to stockholders of record as of the close of business on March 29, 2019. We currently plan to pay a quarterly cash dividend of $0.90 per share of common stock in July 2019, October 2019, and January 2020. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

Our Strategic Plan

Our goal is to be the nation’s premier hospitality REIT for group-oriented meeting hotel assets in urban and resort markets.

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

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland, the AC Hotel, and our investment in the Gaylord Rockies joint venture.

•	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, and our other Nashville-based attractions.
•	Corporate and Other, consisting of our corporate expenses.

For the three months ended March 31, 2019 and 2018, our total revenues were divided among these business segments as follows:

	Three Months Ended
	March 31,
Segment	2019	2018
Hospitality	91%	92%
Entertainment	9%	8%
Corporate and Other	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months ended March 31, 2019 and 2018. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited
	Three Months Ended March 31,
	2019	%	2018	%
Income Statement Data:
REVENUES:
Rooms	$132,212	35.7%	$107,564	37.3%
Food and beverage	171,143	46.2%	132,939	46.1%
Other hotel revenue	34,155	9.2%	24,608	8.5%
Entertainment	33,265	9.0%	23,259	8.1%
Total revenues	370,775	100.0%	288,370	100.0%
OPERATING EXPENSES:
Rooms	34,969	9.4%	28,928	10.0%
Food and beverage	91,359	24.6%	71,978	25.0%
Other hotel expenses	90,939	24.5%	75,882	26.3%
Hotel management fees, net	9,756	2.6%	7,130	2.5%
Entertainment	25,641	6.9%	19,366	6.7%
Corporate	9,004	2.4%	8,329	2.9%
Preopening costs	2,134	0.6%	2,147	0.7%
Depreciation and amortization:
Hospitality	50,133	13.5%	26,200	9.1%
Entertainment	2,479	0.7%	1,957	0.7%
Corporate and Other	397	0.1%	509	0.2%
Total depreciation and amortization	53,009	14.3%	28,666	9.9%
Total operating expenses	316,811	85.4%	242,426	84.1%
OPERATING INCOME:
Hospitality	60,354	17.9%	54,993	20.7%
Entertainment	5,145	15.5%	1,936	8.3%
Corporate and Other	(9,401)	(A)	(8,838)	(A)
Preopening costs	(2,134)	(0.6)%	(2,147)	(0.7)%
Total operating income	53,964	14.6%	45,944	15.9%
Interest expense	(32,087)	(A)	(16,729)	(A)
Interest income	2,908	(A)	2,753	(A)
Loss from joint ventures	—	(A)	(2,588)	(A)
Other gains and (losses), net	(141)	(A)	168	(A)
Provision for income taxes	(1,974)	(A)	(2,209)	(A)
Net income	22,670	(A)	27,339	(A)
Net loss attributable to noncontrolling interest in consolidated joint venture	6,738	(A)	—	(A)
Net income available to common stockholders	$29,408	(A)	$27,339	(A)

(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months ended March 31, 2019 and 2018 (in thousands, except percentages and per share data):

	2019	2018	Change
Total revenues	$370,775	$288,370	28.6%
Total operating expenses	316,811	242,426	30.7%
Operating income	53,964	45,944	17.5%
Net income	22,670	27,339	(17.1)%
Net income available to common shareholders	29,408	27,339	7.6%
Net income available to common shareholders per share - diluted	0.57	0.53	7.5%

Total Revenues

The increase in our total revenues for the three months ended March 31, 2019, as compared to the same period in 2018, is attributable to increases in our Hospitality segment and Entertainment segment of $72.4 million and $10.0 million, respectively, each as discussed more fully below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended March 31, 2019, as compared to the same period in 2018, is primarily the result of increases in our Hospitality segment and Entertainment segment expenses of $43.1 million and $6.3 million, respectively, as well as an increase in depreciation and amortization expense of $24.3 million, each as discussed more fully below.

Net Income

The decrease in our net income to $22.7 million for the three months ended March 31, 2019, as compared to $27.3 million for the same period in 2018, was primarily due to, in addition to the changes in our revenues and operating expenses reflected above, a $15.4 million increase in interest expense for the 2019 period. This increase was due primarily to interest expense related to the Gaylord Rockies construction and mezzanine loans, which the Company began consolidating at December 31, 2018, as well as increased interest expense related to the Company’s revolving credit facility, due to increased borrowings.

Factors and Trends Contributing to Performance

The most important factors and trends contributing to our performance during the three months ended March 31, 2019 described herein were:

•	The opening of Gaylord Rockies on a limited basis in December 2018 and on a fully operational basis in the first quarter of 2019, and the resulting impact on our financial results.
•

Increased occupied rooms (an increase of 22.2%) and outside-the-room spending (an increase of 23.0%) at Gaylord Texan during the 2019 period, as compared to the 2018 period, primarily due to increases in group business partially attributable to the recent rooms and meeting space expansion.

•

Increased ADR (an increase of 10.2%) at Gaylord National during the 2019 period, as compared to the 2018 period, as a result of increases for both groups and transient business, as well as increased outside-the-room spending (an increase of 5.2%) during the 2019 period, primarily as a result of revenue increases in both catering and food and beverage outlets.

•

Increased outside-the-room spending (an increase of 10.7%) at Gaylord Opryland during the 2019 period, as compared to the 2018 period, due to increased catering and food and beverage outlet revenue, as well as the opening of the indoor portion of SoundWaves.

•	Increased outside-the-room spending (an increase of 4.5%) at Gaylord Palms during the 2019 period, as compared to the 2018 period, due primarily to increased catering revenue.
•

Increased revenue for our Entertainment segment during the 2019 period, as compared to the 2018 period (an increase of 43.0%), due primarily to the operations of our flagship Ole Red location, which opened in Nashville in May 2018, and increased revenue at the Grand Ole Opry and Ryman Auditorium due to increased shows, attendance and retail.

•

Increased expenses for our Entertainment segment during the 2019 period, as compared to the 2018 period (an increase of 32.4%), due primarily to the operations of the Ryman Auditorium and Ole Red Nashville, as well as the opening of Ole Red Gatlinburg in March 2019.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2019 and 2018 (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2019	2018	Change
Revenues:
Rooms	$132,212	$107,564	22.9%
Food and beverage	171,143	132,939	28.7%
Other hotel revenue	34,155	24,608	38.8%
Total hospitality revenue	337,510	265,111	27.3%
Hospitality operating expenses:
Rooms	34,969	28,928	20.9%
Food and beverage	91,359	71,978	26.9%
Other hotel expenses	90,939	75,882	19.8%
Management fees, net	9,756	7,130	36.8%
Depreciation and amortization	50,133	26,200	91.3%
Total Hospitality operating expenses	277,156	210,118	31.9%
Hospitality operating income (1)	$60,354	$54,993	9.7%
Hospitality performance metrics:
Occupancy (2)	72.3%	73.8%	(2.0)%
ADR	$201.07	$195.02	3.1%
RevPAR (3)	$145.30	$143.89	1.0%
Total RevPAR (4)	$370.93	$354.64	4.6%
Net Definite Group Room Nights Booked	273,453	403,044	(32.2)%
Same-store Hospitality performance metrics (5):
Occupancy (2)	75.2%	73.8%	1.9%
ADR	$201.62	$195.02	3.4%
RevPAR (3)	$151.61	$143.89	5.4%
Total RevPAR (4)	$377.21	$354.64	6.4%
Net Definite Group Room Nights Booked	237,456	344,640	(31.1)%

(1)

Hospitality segment operating income does not include preopening costs of $0.7 million and $1.5 million in the three months ended March 31, 2019 and 2018, respectively. See discussion of preopening costs below.

(2)

Hospitality segment occupancy percentage was impacted in the 2019 period due to the addition of 303 rooms associated with the recent Gaylord Texan expansion, as well as the addition of Gaylord Rockies and the related impact on additional rooms available. Actual occupied rooms increased 19.2% on a consolidated basis and 5.6% on a same-store basis.

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

(5)	Same-store Hospitality segment performance metrics do not include Gaylord Rockies, which opened in December 2018.

The increase in total Hospitality segment revenue in the three months ended March 31, 2019, as compared to the same period in 2018, is primarily due to increases of $13.7 million, $6.2 million, $4.9 million and $2.0 million at Gaylord Texan, Gaylord Opryland, Gaylord National and Gaylord Palms, respectively, as well as revenue from Gaylord Rockies of $45.2 million. See below for further discussion.

Total Hospitality segment revenues in the three months ended March 31, 2019 include $2.7 million in attrition and cancellation fee collections, an increase of $1.4 million from the 2018 period.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended
	March 31,
	2019	2018
Group	78%	79%
Transient	22%	21%

Rooms operating expenses increased in the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to the addition of Gaylord Rockies, as well as increased variable costs at Gaylord Texan, as described below.

Food and beverage operating expenses increased in the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to the addition of Gaylord Rockies, as well as increased variable costs at Gaylord Texan and Gaylord Opryland, as described below.

Other hotel expenses for the three months ended March 31, 2019 and 2018 consist of the following (in thousands):

	Three Months Ended
	March 31,
			%
	2019	2018	Change
Administrative employment costs	$35,989	$28,432	26.6%
Utilities	7,374	6,258	17.8%
Property taxes	9,106	8,301	9.7%
Other	38,470	32,891	17.0%
Total other hotel expenses	$90,939	$75,882	19.8%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to expense related to Gaylord Rockies, as well as increases at Gaylord Texan and Gaylord

Opryland. Utility costs increased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to utility costs for Gaylord Rockies. Property taxes increased during the three months ended March 31, 2019, as compared to the 2018 period, primarily due to an increase at Gaylord National as a result of the prior year including a refund from a prior year property tax settlement. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily as a result of expense at Gaylord Rockies, as well as various increases at Gaylord Opryland and Gaylord Texan.

Each of our management agreements with Marriott for our four owned Gaylord Hotels properties requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. The Gaylord Rockies’s management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. In the three months ended March 31, 2019 and 2018, we incurred $7.2 million and $5.3 million, respectively, related to base management fees for our Hospitality segment and $3.3 million and $2.6 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10‑Q net of the amortization of the $190.0 million in deferred management rights proceeds discussed in Note 8 to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to depreciation and amortization at Gaylord Rockies, which is significantly higher than our other Gaylord Hotel properties due to amortization related to intangible assets that were recognized as part of our increased ownership as of December 31, 2018, as well as higher fixed asset balances than the other hotels.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2019 and 2018.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2019 and 2018 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2019	2018	Change
Revenues:
Rooms	$36,934	$35,758	3.3%
Food and beverage	41,206	37,996	8.4%
Other hotel revenue	10,818	8,991	20.3%
Total revenue	88,958	82,745	7.5%
Operating expenses:
Rooms	8,558	8,683	(1.4)%
Food and beverage	21,522	20,238	6.3%
Other hotel expenses	25,464	22,586	12.7%
Management fees, net	3,171	2,686	18.1%
Depreciation and amortization	8,442	8,678	(2.7)%
Total operating expenses (1)	67,157	62,871	6.8%
Performance metrics:
Occupancy	74.2%	72.3%	2.6%
ADR	$191.53	$190.40	0.6%
RevPAR	$142.10	$137.57	3.3%
Total RevPAR	$342.25	$318.35	7.5%

(1)	Gaylord Opryland operating expenses do not include preopening costs of $0.1 million in the three months ended March 31, 2019 and 2018. See discussion of preopening costs below.

Rooms revenue and RevPAR increased at Gaylord Opryland during the three months ended March 31, 2019, as compared to the same period in 2018, as the result of an increase in transient occupancy and an increase in ADR for both group and transient business. Rooms revenue and RevPAR were negatively impacted during the 2019 period by a rooms renovation project, which resulted in approximately 15,700 room nights out of service. The rooms renovation project is expected to be completed in the fourth quarter of 2019. Rooms expenses decreased during the 2019 period, as compared to the 2018 period, as the increase in variable costs associated with the increase in occupancy was offset by decreased group commissions and decreased contract services.

The increase in food and beverage revenue at Gaylord Opryland during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to increases in both catering and food and beverage outlets. Food and beverage expenses increased in the 2019 period, as compared to the 2018 period, due to increased variable costs associated with the increase in revenue, partially offset by lower food and labor costs.

Other hotel revenue increased at Gaylord Opryland during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to revenues from SoundWaves. Other hotel expenses increased in the 2019 period, as compared to the 2018 period, primarily due to additional operating expense for SoundWaves, as well as the current period including an assessment for additional business license taxes.

Depreciation and amortization decreased slightly at Gaylord Opryland during the three months ended March 31, 2019, as compared to the same period in 2018.

Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2019 and 2018 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2019	2018	Change
Revenues:
Rooms	$22,502	$22,104	1.8%
Food and beverage	31,480	30,266	4.0%
Other hotel revenue	5,934	5,526	7.4%
Total revenue	59,916	57,896	3.5%
Operating expenses:
Rooms	4,319	4,207	2.7%
Food and beverage	14,377	14,271	0.7%
Other hotel expenses	17,139	16,846	1.7%
Management fees, net	1,630	1,535	6.2%
Depreciation and amortization	4,851	4,789	1.3%
Total operating expenses	42,316	41,648	1.6%
Performance metrics:
Occupancy	82.8%	82.3%	0.6%
ADR	$213.38	$210.74	1.3%
RevPAR	$176.57	$173.44	1.8%
Total RevPAR	$470.16	$454.30	3.5%

Rooms revenue and RevPAR increased at Gaylord Palms during the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to an increase in ADR for groups. Rooms expenses increased during the 2019 period, as compared to the 2018 period, primarily due to increased variable costs associated with the increase in occupancy.

Food and beverage revenue increased at Gaylord Palms during the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to increased catering business. Food and beverage expenses increased in the 2019 period, as compared to the 2018 period, due primarily to increased variable costs associated with the increase in revenue, partially offset by lower food costs.

Other hotel revenue at Gaylord Palms increased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to an increase in resort fees driven by an increase in the rate. Other hotel expenses increased in the 2019 period, as compared to the 2018 period, primarily as a result of higher employment costs.

Depreciation and amortization increased slightly at Gaylord Palms during the three months ended March 31, 2019, as compared to the same period in 2018.

Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2019 and 2018 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2019	2018	Change
Revenues:
Rooms	$25,205	$20,280	24.3%
Food and beverage	40,169	33,169	21.1%
Other hotel revenue	6,665	4,908	35.8%
Total revenue	72,039	58,357	23.4%
Operating expenses:
Rooms	5,211	4,498	15.9%
Food and beverage	18,237	16,250	12.2%
Other hotel expenses	17,300	15,296	13.1%
Management fees, net	2,293	1,699	35.0%
Depreciation and amortization	6,644	5,167	28.6%
Total operating expenses (1)	49,685	42,910	15.8%
Performance metrics:
Occupancy	77.9%	76.5%	1.8%
ADR	$198.23	$194.92	1.7%
RevPAR	$154.39	$149.13	3.5%
Total RevPAR	$441.25	$429.13	2.8%

(1)	Gaylord Texan operating expenses do not include preopening costs of $1.4 million in the three months ended March 31, 2018. See discussion of preopening costs below.

Rooms revenue and RevPAR increased at Gaylord Texan during the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to an increase in occupancy for both groups and transient and an increase in ADR for group business. The 2019 period was also positively impacted by additional room availability from the recently completed rooms expansion, which resulted in an increase in actual rooms sold of 22.2% compared to the 2018 period. Rooms expenses increased during the 2019 period, as compared to the 2018 period, primarily due to increased variable costs associated with the increase in rooms sold and increased capacity.

Food and beverage revenue increased at Gaylord Texan during the three months ended March 31, 2019, as compared to the same period in 2018, due to an increase in catering. Food and beverage expenses increased in the 2019 period, as compared to the 2018 period, primarily due to an increase in variable costs associated with the increase in revenue, partially offset by lower food and labor costs.

Other hotel revenue at Gaylord Texan increased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily as a result of an increase in parking and resort fees associated with the increase in total rooms nights sold. Other hotel expenses increased in the 2019 period, as compared to the 2018 period, due primarily to increases in marketing, maintenance and credit card expenses.

Depreciation and amortization increased at Gaylord Texan during the three months ended March 31, 2019, as compared to the 2018 period, primarily as a result of the recent rooms and meeting space expansion that resulted in increased depreciable asset levels.

Gaylord National Results. The results of Gaylord National for the three months ended March 31, 2019 and 2018 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2019	2018	Change
Revenues:
Rooms	$28,226	$25,193	12.0%
Food and beverage	31,043	30,425	2.0%
Other hotel revenue	6,361	5,138	23.8%
Total revenue	65,630	60,756	8.0%
Operating expenses:
Rooms	10,577	10,208	3.6%
Food and beverage	20,537	20,342	1.0%
Other hotel expenses	20,208	19,022	6.2%
Management fees, net	1,091	995	9.6%
Depreciation and amortization	6,983	6,872	1.6%
Total operating expenses	59,396	57,439	3.4%
Performance metrics:
Occupancy	72.0%	70.7%	1.8%
ADR	$218.38	$198.24	10.2%
RevPAR	$157.12	$140.24	12.0%
Total RevPAR	$365.34	$338.21	8.0%

Rooms revenue and RevPAR increased at Gaylord National during the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to an increase in ADR for both group and transient business, as well as an increase in group occupancy. Rooms expenses increased at Gaylord National during the 2019 period, as compared to the 2018 period, primarily due to increased variable costs associated with the increase in occupancy.

Food and beverage revenue increased at Gaylord National during the three months ended March 31, 2019, as compared to the same period in 2018, primarily as a result of an increase in food and beverage outlets. Food and beverage expenses increased in the 2019 period, as compared to the 2018 period, as a result of an increase in variable costs associated with the increase in revenue.

Other hotel revenue increased at Gaylord National during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to an increase in attrition and cancellation fee collections, as well as an increase in resort fees related to the increase in occupancy. Other hotel expenses increased in the 2019 period, as compared to the 2018 period, due to an increase in credit card expense, as well as an increase in property tax expense due to the 2018 period including a refund from a previous property tax settlement.

Depreciation and amortization at Gaylord National increased slightly during the three months ended March 31, 2019, as compared to the same period in 2018.

Gaylord Rockies Results. The results of Gaylord Rockies for the three months ended March 31, 2019 are as follows (in thousands, except percentages and performance metrics):

Revenues:
Rooms	$14,743
Food and beverage	26,234
Other hotel revenue	4,266
Total revenue	45,243
Operating expenses:
Rooms	5,045
Food and beverage	15,780
Other hotel expenses	8,716
Management fees, net	1,811
Depreciation and amortization	22,461
Total operating expenses (1)	53,813
Performance metrics:
Occupancy	55.4%
ADR	$196.81
RevPAR	$109.13
Total RevPAR	$334.91

(1)	Gaylord Rockies operating expenses do not include preopening costs of $0.7 million in the three months ended March 31, 2019. See discussion of preopening costs below.

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2019	2018	Change
Revenues	$33,265	$23,259	43.0%
Operating expenses	25,641	19,366	32.4%
Depreciation and amortization	2,479	1,957	26.7%
Operating income (1)	$5,145	$1,936	165.8%

(1)

Entertainment segment operating income does not include preopening costs of $1.4 million and $0.7 million in the three months ended March 31, 2019 and 2018, respectively. See discussion of preopening costs below.

Entertainment segment revenue increased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to the operations of our flagship Ole Red location in Nashville, which opened in May 2018, as well as the opening of Ole Red Gatlinburg in March 2019. In addition, revenues increased at the Grand Ole Opry and Ryman Auditorium due to increased shows, attendance and retail revenue.

Entertainment operating expenses increased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily as a result of the operations of our Ole Red Nashville location, as well as the opening of Ole Red Gatlinburg in March 2019. In addition, operating expenses increased at the Ryman Auditorium primarily due to the increase in variable expenses associated with the increase in revenue.

Entertainment depreciation expense increased in the three months ended March 31, 2019, as compared to the same period in 2018, primarily as a result of Ole Red Nashville and the associated increased depreciable asset levels.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2019	2018	Change
Operating expenses	$9,004	$8,329	8.1%
Depreciation and amortization	397	509	(22.0)%
Operating loss	$(9,401)	$(8,838)	6.4%

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, increased in the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to an increase in administrative and employment costs associated with supporting our growth initiatives within our Hospitality and Entertainment segments.

Corporate and Other depreciation and amortization expense decreased in the three months ended March 31, 2019, as compared with the same period in 2018.

Operating Results – Preopening Costs

Preopening costs of $2.1 million during the three months ended March 31, 2019 primarily include costs associated with Ole Red Gatlinburg, which opened in March 2019, and Gaylord Rockies, which opened on a fully operational basis in first quarter 2019. Preopening costs of $2.1 million during the three months ended March 31, 2018 primarily include costs associated with an expansion of the guest rooms and convention space at Gaylord Texan, which opened in the second quarter of 2018, and costs associated with Ole Red Nashville, which opened in May 2018.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2019	2018	Change
Interest expense	$(32,087)	$(16,729)	(91.8)%
Interest income	2,908	2,753	5.6%
Loss from joint ventures	—	(2,588)	100.0%
Other gains and (losses), net	(141)	168	(183.9)%
Provision for income taxes	(1,974)	(2,209)	10.6%

Interest Expense

Interest expense increased $15.4 million during the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to interest expense related to the Gaylord Rockies construction and mezzanine loans, which the Company began consolidating at December 31, 2018, as well as increased interest expense related to the Company’s revolving credit facility, due to increased borrowings, and a decrease in capitalized interest in the 2019 period.

Cash interest expense increased $12.9 million to $30.7 million in the three months ended March 31, 2019, as compared to the same period in 2018. Non-cash interest expense, which includes amortization of deferred financing costs, offset by capitalized interest, increased $2.5 million to $1.4 million in the three months ended March 31, 2019, as compared to the same period in 2018.

Our weighted average interest rate on our borrowings, excluding capitalized interest, was 5.2% and 4.6% for the three months ended March 31, 2019 and 2018, respectively.

Interest Income

Interest income for the three months ended March 31, 2019 and 2018 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6 to the accompanying condensed consolidated financial statements for additional discussion of interest income on these bonds.

Loss from Joint Ventures

The loss from joint ventures for the three months ended March 31, 2018 primarily represents preopening expenses incurred by our Gaylord Rockies joint venture, which opened on a limited basis in December 2018 and on a fully operational basis in first quarter 2019, as well as losses incurred by our previous Opry City Stage joint venture.

Other Gains and (Losses), net

Other gains and (losses), net for the three months ended March 31, 2019 and 2018 represents various miscellaneous items.

Provision for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended March 31, 2019 and 2018, we recorded an income tax provision of $2.0 million and $2.2 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction in both periods.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the three months ended March 31, 2019, our net cash flows provided by operating activities were $54.6 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $80.7 million, partially offset by unfavorable changes in working capital of approximately $26.2 million. The unfavorable changes in working capital primarily resulted from an increase in accounts receivable due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties, as well as Gaylord Rockies becoming fully operational in 2019, partially offset by an increase in accrued interest associated with our outstanding debt and an increase in deferred revenue, primarily attributable to the timing of advanced payments received on upcoming hotel stays and ticketed events at our entertainment venues.

During the three months ended March 31, 2018, our net cash flows provided by operating activities were $43.9 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $63.7 million, partially offset by unfavorable changes in working capital of approximately $19.8 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities primarily attributable to the payment of liabilities associated with our Christmas-related programs and incentive compensation programs and a decrease in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties.

Cash Flows From Investing Activities. During the three months ended March 31, 2019, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $48.9 million, and consisted primarily of construction costs at Gaylord Rockies, a rooms renovation at Gaylord Opryland, construction of SoundWaves, the expansion at Gaylord Palms, and ongoing maintenance capital expenditures for our existing properties.

During the three months ended March 31, 2018, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $47.6 million and consisted primarily of the expansion of the guest rooms and convention space at Gaylord Texan, construction of SoundWaves, and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and the payment of cash dividends. During the three months ended March 31, 2019, our net cash flows used in financing activities were approximately $7.7 million, primarily reflecting the payment of $44.4 million in cash dividends, partially offset by increased borrowings under the Gaylord Rockies construction and mezzanine loans of $28.9 million and net borrowings under our revolving credit facility of $10.0 million.

During the three months ended March 31, 2018, our net cash flows provided by financing activities were approximately $14.9 million, primarily reflecting $56.5 million in net borrowings under our revolving credit facility, partially offset by the payment of $41.0 million in cash dividends.

Liquidity

At March 31, 2019, we had $94.9 million in unrestricted cash and $162.8 million available for borrowing under our revolving credit facility. During the three months ended March 31, 2019, we net borrowed $10.0 million under our revolving credit facility, increased the borrowings under the Gaylord Rockies construction and mezzanine loans by $28.9 million, incurred capital expenditures of $48.9 million and paid cash dividends of $44.4 million. These net outflows were partially offset by cash flows from operating activities discussed above, resulting in the decrease in our cash balance from December 31, 2018 to March 31, 2019.

We currently plan to pay a quarterly cash dividend of $0.90 per share in July 2019, October 2019 and January 2020, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2019 by spending between $110 million and $135 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, an expansion of the guest rooms and convention space at Gaylord Palms, a rooms renovation at Gaylord Opryland, and the construction of Ole Red Orlando.

We believe that our cash on hand and cash from operations will be adequate to fund our general short-term commitments, as well as: (i) normal operating expenses, (ii) interest expense on long-term debt obligations, (iii) financing lease and operating lease obligations, and (iv) declared dividends. If our existing cash and cash from operations were inadequate to fund such items, as well as capital expenditures, we could draw on our credit facility, subject to the satisfaction of covenants in the credit facility.

Our outstanding principal debt agreements are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to their scheduled maturity date. We anticipate the construction and mezzanine loans associated with the Gaylord Rockies joint venture, which are scheduled to mature on December 18, 2019 and described below, will be refinanced or the maturity dates will be extended prior to maturity.

At March 31, 2019, we were in compliance with all covenants related to our outstanding debt.

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

$700 Million Revolving Credit Facility. Pursuant to Amendment No. 1, we extended the maturity of the Revolver to May 23, 2021, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.55% to 2.40%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At March 31, 2019, the interest rate on the Revolver was LIBOR plus 1.55%. Principal is payable in full at maturity. No additional amounts were borrowed under the Revolver at closing.

At March 31, 2019, $535.0 million of borrowings were outstanding under the Revolver, and the lending banks had issued $2.2 million of letters of credit under the Credit Agreement, which left $162.8 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”) and $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”), which we met at March 31, 2019).

$200 Million Term Loan A Facility. Amendment No. 1 also provides for the Term Loan A, which has a maturity date of May 23, 2022. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.50% to 2.35%, dependent upon our funded debt to total asset value ratio (as defined in the Credit

Agreement) or (ii) a base rate as set in the Credit Agreement. At March 31, 2019, the interest rate on the Term Loan A was LIBOR plus 1.50%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan A in full and proceeds were used to pay down a portion of the Revolver.

$500 Million Term Loan B Facility. In May 2017, as part of the Credit Agreement discussed above, we increased the capacity under our previous $400 million term loan B to $500 million. The Term Loan B has a maturity date of May 11, 2024. Amendment No. 2 reduced the applicable interest rate margins for borrowings under the Term Loan B to, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set in the Credit Agreement. At March 31, 2019, the interest rate on the Term Loan B was LIBOR plus 2.00%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. As a result of Amendment No. 2, the commencement date for any Excess Cash Flow payments has been extended to December 31, 2019. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing of Amendment No. 1, we drew down on the Term Loan B in full. Net proceeds, after the repayment of the original $400 million term loan B and certain transaction expenses payable at closing, were used to pay down a portion of the Revolver. Amendment No. 2 did not change the maturity dates existing under the Credit Agreement or result in any increase or decrease in outstanding borrowings. At March 31, 2019, $491.3 million in borrowings were outstanding under the Term Loan B.

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

The $350 Million 5% Senior Notes are redeemable, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

The $400 Million 5% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 102.50%, 101.25%, and 100.00% beginning on April 15 of 2019, 2020, and 2021, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

In connection with the issuance of the $400 Million 5% Senior Notes, we completed a registered offer to exchange the $400 Million 5% Senior Notes for registered notes with substantially identical terms as the $400 Million 5% Senior Notes in September 2015.

$500 Million Construction Loan (Gaylord Rockies Joint Venture)

In December 2015, Aurora Convention Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (collectively, “Borrower”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Building Loan Agreement (the “Construction Loan”) with Wells Fargo Bank, N.A., as administrative agent, for a senior loan with available borrowings of up to $500.0 million, of which $487.0 million was outstanding at March 31, 2019. The Construction Loan bears interest at an annual rate equal to LIBOR plus 3.25% and matures on December 18, 2019, with three optional one-year extensions at the Borrower’s option, subject to certain requirements as defined in the Construction Loan. The Construction Loan is secured by substantially all of the assets of Hotel Owner and an assignment of the hotel’s management agreement.

$39 Million Mezzanine Loan (Gaylord Rockies Joint Venture)

In December 2015, Aurora Convention Hotel Mezz, LLC (“Mezz”) and Aurora Convention Center Hotel Lessee Midco Member, LLC (collectively, “Mezz Borrower”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Mezzanine Loan Agreement (the “Mezzanine Loan”) with Marriott International Capital Corporation, for a mezzanine loan with available borrowings, as amended, of up to $39.0 million, of which $38.5 million was outstanding at March 31, 2019. The Mezzanine Loans bears interest at an annual rate of LIBOR plus 7.00% and matures on December 18, 2019, with three optional one-year extensions that mirror the Construction Loan. The Mezzanine Loan is secured by Mezz Borrower’s interests in the joint venture.

Additional Debt Limitations. Pursuant to the terms of the management agreements and pooling agreement with Marriott for our four wholly-owned Gaylord Hotels, we are subject to certain debt limitations described below.

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

Off-Balance Sheet Arrangements

As described in Note 13 to our condensed consolidated financial statements included herein, we have invested in a joint venture that owns Gaylord Rockies. In connection with this investment and our December 2018 increase in our investment, we have provided a completion guarantee under each of the Construction Loan and the Mezzanine Loan capped at our pro rata share of all costs necessary to complete the project within the time specified in the senior loan documents. At March 31, 2019, we have not recorded any liability in the condensed consolidated balance sheet associated with these guarantees.

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Credit Agreement had issued $2.2 million of letters of credit at March 31, 2019. Except as set forth in these paragraphs, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2019, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1) (2)	$2,503,436	$532,186	$895,000	$610,000	$466,250
Finance leases	1,737	244	479	379	635
Operating leases (3)	607,370	5,738	11,682	11,508	578,442
Construction commitments (4)	48,200	48,200	—	—	—
Other	13,311	1,109	2,218	2,218	7,766
Total contractual obligations	$3,174,054	$587,477	$909,379	$624,105	$1,053,093

(1)

Long-term debt commitments do not include approximately $331.0 million in interest payments projected to be due in future years (less than 1 year – $113.1 million; 1‑3 years – $145.4 million; 3‑5 years – $67.0 million; more than 5 years – $5.6 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at March 31, 2019 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2018 for a discussion of the interest we paid during the fiscal years 2018, 2017 and 2016.

(2)	Debt commitments due in less than one year includes $525.5 million of the Construction Loan and Mezzanine Loan for the Gaylord Rockies joint venture.
(3)

Total operating lease commitments of $607.4 million includes the 75‑year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located, which we may extend until January 2101.

(4)

With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is generally 5.0% of the respective property’s total annual revenue. At March 31, 2019, $48.2 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

The expected cash flows under our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan are estimated based upon the best information currently available, but are not driven by contractual terms. Therefore, these obligations have been excluded from the contractual obligations table above. See Note 8 and Note 9 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2018 for further discussion related to these obligations.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, stock-based compensation, depreciation and amortization, income taxes, pension and postretirement benefits other than pension plans, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10‑K for the year ended December 31, 2018. There were no newly identified critical accounting policies in the first three months of 2019 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10‑K for the year ended December 31, 2018.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under the Revolver bear interest at an annual rate of LIBOR plus 1.55%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $535.0 million in borrowings outstanding under the Revolver at March 31, 2019 would increase by approximately $5.4 million.

Borrowings outstanding under our Term Loan A currently bear interest at an annual rate of LIBOR plus 1.50%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $200.0 million in borrowings outstanding under our Term Loan A at March 31, 2019 would increase by approximately $2.0 million.

Borrowings outstanding under our Term Loan B currently bear interest at an annual rate of LIBOR plus 2.00%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $491.3 million in borrowings outstanding under our Term Loan B at March 31, 2019 would increase by approximately $4.9 million.

Borrowings outstanding under the Gaylord Rockies joint venture Construction Loan bear interest at an annual rate of LIBOR plus 3.25%. If LIBOR were to increase by 100 basis points, the annual interest cost on the $487.0 million in borrowings outstanding under the Construction Loan at March 31, 2019 would increase by approximately $4.9 million.

Borrowings outstanding under the Gaylord Rockies joint venture Mezzanine Loan bear interest at an annual rate of LIBOR plus 7.00%. If LIBOR were to increase by 100 basis points, the annual interest cost on the $38.5 million in borrowings outstanding under the Mezzanine Loan at March 31, 2019 would increase by approximately $0.4 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at March 31, 2019. As a result, the interest rate market risk implicit in these investments at March 31, 2019, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At March 31, 2019, the value of the investments in the pension plan was $63.5 million, and an immediate 10% decrease in this value would have reduced the value of the investments in the pension plan by approximately $6.3 million.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to certain litigation in the ordinary course, as described in Note 13, “Commitments and Contingencies,” to our condensed consolidated financial statements included herein and which our management deems will not have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018.

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

101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three months ended March 31, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: May 7, 2019	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President, Corporate
Controller and Chief Accounting Officer