Form 10-Q
period 2019-06-30
Ryman Hospitality Properties, Inc.
filed 2019-08-06
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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
value $.01

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧ Accelerated filer ◻ Non-accelerated filer ◻ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2019
Common Stock, par value $.01	51,443,449 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2019

INDEX

Page

Part I - Financial Information	3

Item 1. Financial Statements.	3

Condensed Consolidated Balance Sheets (Unaudited) – June 30, 2019 and December 31, 2018	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) - For the Three Months and Six Months Ended June 30, 2019 and 2018	4

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Six Months Ended June 30, 2019 and 2018	5

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) - For the Three Months and Six Months Ended June 30, 2019 and 2018	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	49

Item 4. Controls and Procedures.	49

Part II - Other Information	50

Item 1. Legal Proceedings.	50

Item 1A. Risk Factors.	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	50

Item 3. Defaults Upon Senior Securities.	50

Item 4. Mine Safety Disclosures.	50

Item 5. Other Information.	50

Item 6. Exhibits.	50

SIGNATURES	52

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30,	December 31,
	2019	2018
ASSETS:
Property and equipment, net of accumulated depreciation (including $997,000 and $1,018,499 from VIEs, respectively)	$3,134,206	$3,149,095
Cash and cash equivalents - unrestricted (including $32,455 and $11,648 from VIEs, respectively)	103,842	103,437
Cash and cash equivalents - restricted (including $20,770 and $5 from VIEs, respectively)	65,252	45,652
Notes receivable	113,275	122,209
Trade receivables, less allowance of $753 and $763, respectively (including $17,229 and $2,019 from VIEs, respectively)	90,532	67,923
Deferred income tax assets, net	32,372	40,557
Prepaid expenses and other assets (including $19,780 and $20,419 from VIEs, respectively)	85,310	78,240
Intangible assets (including $222,367 and $241,973 from VIEs, respectively)	227,128	246,770
Total assets	$3,851,917	$3,853,883

LIABILITIES AND EQUITY:
Debt and finance lease obligations (including $541,197 and $494,578 from VIEs, respectively)	$2,494,103	$2,441,895
Accounts payable and accrued liabilities (including $50,442 and $70,215 from VIEs, respectively)	244,418	274,890
Dividends payable	47,207	45,019
Deferred management rights proceeds	176,879	174,026
Operating lease liabilities	104,718	—
Other liabilities	61,850	161,043
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	287,718	287,433
Stockholders' equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,443 and 51,336 shares issued and outstanding, respectively	514	513
Additional paid-in capital	901,129	900,795
Treasury stock of 599 and 592 shares, at cost	(15,687)	(15,183)
Accumulated deficit	(420,408)	(388,524)
Accumulated other comprehensive loss	(30,524)	(28,024)
Total stockholders' equity	435,024	469,577
Total liabilities and stockholders' equity	$3,851,917	$3,853,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Rooms	$144,704	$121,745	$276,916	$229,309
Food and beverage	173,030	141,053	344,173	273,992
Other hotel revenue	39,395	28,958	73,550	53,566
Entertainment	50,590	42,178	83,855	65,437
Total revenues	407,719	333,934	778,494	622,304

Operating expenses:
Rooms	36,099	30,059	71,068	58,987
Food and beverage	90,680	72,394	182,039	144,372
Other hotel expenses	90,527	76,733	181,466	152,615
Management fees, net	10,399	8,635	20,155	15,765
Total hotel operating expenses	227,705	187,821	454,728	371,739
Entertainment	33,059	30,254	58,700	49,620
Corporate	8,110	7,640	17,114	15,969
Preopening costs	(24)	1,525	2,110	3,672
Depreciation and amortization	53,553	29,995	106,562	58,661
Total operating expenses	322,403	257,235	639,214	499,661

Operating income	85,316	76,699	139,280	122,643
Interest expense	(33,492)	(19,625)	(65,579)	(36,354)
Interest income	2,970	2,766	5,878	5,519
Income (loss) from joint ventures	(167)	1,346	(167)	(1,242)
Other gains and (losses), net	(111)	36	(252)	204
Income before income taxes	54,516	61,222	79,160	90,770

Provision for income taxes	(8,232)	(5,676)	(10,206)	(7,885)
Net income	46,284	55,546	68,954	82,885

Net loss attributable to noncontrolling interest in consolidated joint venture	3,099	—	9,837	—
Net income available to common stockholders	$49,383	$55,546	$78,791	$82,885

Basic income per share available to common stockholders	$0.96	$1.08	$1.53	$1.62
Diluted income per share available to common stockholders	$0.95	$1.08	$1.52	$1.61

Dividends declared per common share	$0.90	$0.85	$1.80	$1.70

Comprehensive income, net of taxes	$46,382	$55,630	$69,161	$83,047
Comprehensive loss, net of taxes, attributable to noncontrolling interest	3,099	—	9,837	—
Comprehensive income, net of taxes, available to common stockholders	$49,481	$55,630	$78,998	$83,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$68,954	$82,885
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision for deferred income taxes	8,187	7,065
Depreciation and amortization	106,562	58,661
Amortization of deferred financing costs	3,866	2,841
Write-off of deferred financing costs	—	1,956
Loss from joint ventures	167	1,242
Stock-based compensation expense	3,961	3,929
Changes in:
Trade receivables	(22,609)	(22,074)
Accounts payable and accrued liabilities	(32,925)	(4,268)
Other assets and liabilities	2,461	(522)
Net cash flows provided by operating activities	138,624	131,715

Cash Flows from Investing Activities:
Purchases of property and equipment	(69,074)	(95,353)
Collection of notes receivable	10,446	—
Purchase of remaining interest in Opry City Stage, net of cash acquired	—	(3,948)
Other investing activities	(2,282)	(6,886)
Net cash flows used in investing activities	(60,910)	(106,187)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	4,000	80,500
Repayments under term loan B	(1,250)	(1,250)
Borrowings under Gaylord Rockies construction and mezzanine loans	37,653	—
Deferred financing costs paid	(27)	(637)
Payment of dividends	(90,724)	(85,110)
Distribution from consolidated joint venture to noncontrolling interest partners	(10,591)	—
Payment of tax withholdings for share-based compensation	(3,876)	(3,771)
Other financing activities	7,106	(10)
Net cash flows used in financing activities	(57,709)	(10,278)

Net change in cash, cash equivalents, and restricted cash	20,005	15,250
Cash, cash equivalents, and restricted cash, beginning of period	149,089	78,710
Cash, cash equivalents, and restricted cash, end of period	$169,094	$93,960

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$103,842	$61,779
Cash and cash equivalents - restricted	65,252	32,181
Cash, cash equivalents, and restricted cash, end of period	$169,094	$93,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Stock	Capital	Stock	Deficit	Loss	Equity	Interest
BALANCE, December 31, 2017	$512	$896,759	$(13,253)	$(479,170)	$(26,692)	$378,156	$—
Net income	—	—	—	27,339	—	27,339	—
Transition adjustment related to adoption of ASU 2014-09	—	—	—	(134)	—	(134)	—
Other comprehensive income, net of income taxes	—	—	—	—	78	78	—
Payment of dividends	—	167	(454)	(43,461)	—	(43,748)	—
Restricted stock units and stock options surrendered	1	(3,692)	—	—	—	(3,691)	—
Stock-based compensation expense	—	1,923	—	—	—	1,923	—
BALANCE, March 31, 2018	$513	$895,157	$(13,707)	$(495,426)	$(26,614)	$359,923	$—
Net income	—	—	—	55,546	—	55,546	—
Other comprehensive income, net of income taxes	—	—	—	—	84	84	—
Payment of dividends	—	102	(488)	(43,399)	—	(43,785)	—
Restricted stock units and stock options surrendered	—	(80)	—	—	—	(80)	—
Stock-based compensation expense	—	2,006	—	—	—	2,006	—
BALANCE, June 30, 2018	$513	$897,185	$(14,195)	$(483,279)	$(26,530)	$373,694	$—

BALANCE, December 31, 2018	$513	$900,795	$(15,183)	$(388,524)	$(28,024)	$469,577	$287,433
Net income	—	—	—	29,408	—	29,408	(6,738)
Adjustment of noncontrolling interest to redemption value	—	—	—	(10,420)	—	(10,420)	10,420
Transition adjustment related to adoption of ASU 2018-02	—	—	—	2,707	(2,707)	—	—
Other comprehensive income, net of income taxes	—	—	—	—	109	109	—
Payment of dividends	—	168	(504)	(46,076)	—	(46,412)	—
Restricted stock units and stock options surrendered	1	(3,825)	—	—	—	(3,824)	—
Stock-based compensation expense	—	2,026	—	—	—	2,026	—
BALANCE, March 31, 2019	$514	$899,164	$(15,687)	$(412,905)	$(30,622)	$440,464	$291,115
Net income	—	—	—	49,383	—	49,383	(3,099)
Adjustment of noncontrolling interest to redemption value	—	—	—	(10,293)	—	(10,293)	10,293
Other comprehensive income, net of income taxes	—	—	—	—	98	98	—
Payment of dividends	—	93	—	(46,593)	—	(46,500)	—
Distribution from consolidated joint venture to noncontrolling interest partners	—	—	—	—	—	—	(10,591)
Restricted stock units and stock options surrendered	—	(63)	—	—	—	(63)	—
Stock-based compensation expense	—	1,935	—	—	—	1,935	—
BALANCE, June 30, 2019	$514	$901,129	$(15,687)	$(420,408)	$(30,524)	$435,024	$287,718

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

At June 30, 2019, the Company also owns a 61.2% interest in a joint venture (the “Gaylord Rockies joint venture”) that owns the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which opened in December 2018 and is managed by Marriott. As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, management has concluded that the Company is the primary beneficiary of this variable interest entity. As such, the Company has consolidated the assets, liabilities and results of operations of the Gaylord Rockies joint venture in the accompanying condensed consolidated financial statements. The portion of the Gaylord Rockies joint venture that the Company does not own is recorded as noncontrolling interest in consolidated joint venture in the accompanying condensed consolidated balance sheet, and any adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statement of stockholders’ equity. Creditors of the Gaylord Rockies joint venture have no recourse to the general credit of the Company, except with respect to certain limited loan guarantees as discussed in Note 13, “Commitments and Contingencies” and Note 17, “Subsequent Events,” to the condensed consolidated financial statements included herein.

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

The condensed consolidated financial statements include the accounts of Ryman and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality, Entertainment, and Corporate and Other.

Newly Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases,” that requires lessees to record most leases on their balance sheet but recognize expenses on their income statements in a manner similar to previous accounting. The ASU also eliminates the required use of bright-line tests for determining lease classification. The Company adopted this standard as of January 1, 2019 using the modified retrospective approach. Existing leases were recorded at the adoption date and comparative periods were not restated and are presented based on previously existing guidance. The Company also adopted several practical expedients, which allowed the Company to avoid reassessing (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. In addition, the Company elected to adopt a practical expedient that allows the Company to avoid reassessing existing or expired land easements that were not previously accounted for as a lease, as well as a practical expedient that allows the Company to avoid separating nonlease components from lease components and instead to account for each separate lease component and related nonlease component as a single lease component. As permitted, the Company has elected to not apply the recognition requirements of this ASU to short-term leases. Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities of $100.9 million as of January 1, 2019. However, after consideration of the Company’s previous straight-line lease liability of $100.1 million, as discussed more fully in the Company’s 2018 Annual Report on Form 10-K, the Company recorded $0.8 million in net right-of-use assets related to its operating leases as of January 1, 2019, which are recorded in prepaid expenses and other assets in the accompanying condensed consolidated financial statements. See Note 5, “Property and Equipment,” and Note 9, “Leases,” to the condensed consolidated financial statements included herein for additional disclosures regarding the Company’s leases.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Hotel group rooms	$106,068	$89,329	$208,760	$172,546
Hotel transient rooms	38,636	32,416	68,156	56,763
Hotel food and beverage - banquets	123,521	101,719	249,717	197,987
Hotel food and beverage - outlets	49,509	39,334	94,456	76,005
Hotel other	39,395	28,958	73,550	53,566
Entertainment admissions/ticketing	21,960	21,207	35,583	32,067
Entertainment food and beverage	17,848	11,813	29,887	18,394
Entertainment retail and other	10,782	9,158	18,385	14,976
Total revenues	$407,719	$333,934	$778,494	$622,304

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Gaylord Opryland	$98,987	$94,915	$187,945	$177,660
Gaylord Palms	47,357	50,274	107,273	108,170
Gaylord Texan	69,326	58,611	141,365	116,968
Gaylord National	78,128	79,687	143,758	140,443
Gaylord Rockies	55,436	—	100,679	—
AC Hotel	3,314	3,511	5,749	5,882
Inn at Opryland and other	4,581	4,758	7,870	7,744
Total Hospitality segment revenues	$357,129	$291,756	$694,639	$556,867

Almost all of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At June 30, 2019 and December 31, 2018, the Company had $77.1 million and $69.3 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2018, approximately $47.6 million was recognized in revenue during the six months ended June 30, 2019.

3. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average shares outstanding - basic	51,440	51,303	51,395	51,259
Effect of dilutive stock-based compensation	118	173	167	200
Effect of dilutive put rights	268	—	268	—
Weighted average shares outstanding - diluted	51,826	51,476	51,830	51,459

As more fully discussed in Note 13, “Commitments and Contingencies,” to the condensed consolidated financial statements included herein, certain affiliates of Ares Management, L.P. (“Ares”) have a put right to require the Company to purchase their joint venture interests in the Gaylord Rockies joint venture in consideration of cash or operating partnership units (“OP Units”) of RHP Hotel Properties, LP (the “Operating Partnership”). Any OP Units issued by the Operating Partnership to the certain affiliates of Ares will be redeemable at the option of the holders thereof for shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is comprised of amounts related to the Company’s minimum pension liability and amounts related to an other-than-temporary impairment of a held-to-maturity investment with respect to the notes receivable discussed in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein, and Note 3, “Notes Receivable,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2019 and 2018 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of
	Liability	Investment	Total
Balance, December 31, 2018	$(21,814)	$(6,210)	$(28,024)
Amounts reclassified from accumulated other comprehensive loss	39	166	205
Income tax benefit	2	—	2
Net other comprehensive income	41	166	207
Transition adjustment related to adoption of ASU 2018-02 (see Note 1)	(2,707)	—	(2,707)
Balance, June 30, 2019	$(24,480)	$(6,044)	$(30,524)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of
	Liability	Investment	Total
Balance, December 31, 2017	$(20,149)	$(6,543)	$(26,692)
Amounts reclassified from accumulated other comprehensive loss	(9)	166	157
Income tax benefit	5	—	5
Net other comprehensive income (loss)	(4)	166	162
Balance, June 30, 2018	$(20,153)	$(6,377)	$(26,530)

5. PROPERTY AND EQUIPMENT:

Property and equipment, including right-of-use finance lease assets, at June 30, 2019 and December 31, 2018 is recorded at cost (except for right-of-use finance lease assets) and summarized as follows (in thousands):

	June 30,	December 31,
	2019	2018
Land and land improvements	$347,834	$347,654
Buildings	3,416,455	3,379,041
Furniture, fixtures and equipment	953,797	913,528
Right-of-use finance lease assets	1,551	—
Construction-in-progress	38,281	48,295
	4,757,918	4,688,518
Accumulated depreciation and amortization	(1,623,712)	(1,539,423)
Property and equipment, net	$3,134,206	$3,149,095

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in connection with the development of Gaylord National, the Company is currently holding two issuances of governmental bonds with a total carrying value of $113.3 million and $111.0 million at June 30, 2019 and December 31, 2018, respectively. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

During the three months ended June 30, 2019 and 2018, the Company recorded interest income of $2.6 million and $2.7 million, respectively, on these bonds. During the six months ended June 30, 2019 and 2018, the Company recorded interest income of $5.1 million and $5.3 million, respectively, on these bonds. The Company received payments of $3.0 million and $3.1 million during the six months ended June 30, 2019 and 2018, respectively, relating to these bonds.

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in connection with the development of certain infrastructure adjacent to Gaylord Rockies, at December 31, 2018, the Gaylord Rockies joint venture was holding two issuances of governmental bonds with a carrying value of $11.2 million, including interest. The debt service and principal payments on such bonds were payable from tax increments and special hotel rental taxes generated from the surrounding development through the maturity dates of December 1, 2030 and December 1, 2040, respectively. In April 2019, these bonds were redeemed by the issuer, and the joint venture received the outstanding principal and interest, which resulted in no impact to the Company’s condensed consolidated statement of operations for the six months ended June 30, 2019.

7. DEBT:

The Company’s debt and finance lease obligations at June 30, 2019 and December 31, 2018 consisted of (in thousands):

	June 30,	December 31,
	2019	2018
$700M Revolving Credit Facility, interest at LIBOR plus 1.80%, maturing May 23, 2021, less unamortized deferred financing costs of $5,245 and $6,542	$523,755	$518,458
$200M Term Loan A, interest at LIBOR plus 1.75%, maturing May 23, 2022, less unamortized deferred financing costs of $1,048 and $1,220	198,952	198,780
$500M Term Loan B, interest at LIBOR plus 2.00%, maturing May 11, 2024, less unamortized deferred financing costs of $4,867 and $5,307	485,133	485,943
$350M Senior Notes, interest at 5.0%, maturing April 15, 2021, less unamortized deferred financing costs of $1,882 and $2,385	348,118	347,615
$400M Senior Notes, interest at 5.0%, maturing April 15, 2023, less unamortized deferred financing costs of $3,660 and $4,097	396,340	395,903
$500M Construction Loan (Gaylord Rockies joint venture), interest at LIBOR plus 3.25%, maturing December 18, 2019, less unamortized deferred financing costs of $903 and $1,807	494,361	457,090
$39M Mezzanine Loan (Gaylord Rockies joint venture), interest at LIBOR plus 7.00%, maturing December 18, 2019, less unamortized deferred financing costs of $113 and $227	38,887	37,488
Finance lease obligations	1,337	618
Other	7,220	—
Total debt	$2,494,103	$2,441,895

The majority of amounts due within one year consist of the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In July 2019, the Gaylord Rockies joint venture refinanced the $500 million construction loan and $39 million mezzanine loan, as discussed further in Note 17, “Subsequent Events.”

At June 30, 2019, the Company was in compliance with all of its covenants related to its outstanding debt.

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

9. LEASES:

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which Gaylord Palms is located, building or land leases for Ole Red Gatlinburg, Ole Red Orlando and Ole Red Tishomingo, various warehouse, general office and other equipment leases. The Gaylord Palms land lease has a term through 2074, which may be extended through January 2101, at the Company’s discretion. The leases for Ole Red locations range from five to ten years, with renewal options ranging from one to forty years, at the Company’s discretion. Extension options are not included in the Company’s calculation of its right-of-use assets and lease liabilities.

The terms of the Gaylord Palms lease include variable lease payments based upon net revenues at Gaylord Palms and certain other of the Company’s leases include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As the discount rate implicit in the Company’s operating leases is not readily determinable, the Company applied judgments related to the determination of the discount rates used to calculate the lease liability as required by Accounting Standards Codification Topic 842, “Leases”. The Company calculated its incremental borrowing rates by utilizing judgments and estimates regarding the Company’s secured borrowing rates, market credit rating, comparable bond yield curve, and adjustments to market yield curves to determine a securitized rate.

The Company’s lease costs for the three months and six months ended June 30, 2019 are as follows (in thousands):

	Three Months Ended	Six Months Ended
Operating lease cost	$3,229	$6,575
Finance lease cost:
Amortization of right-of-use assets	36	77
Interest on lease liabilities	14	31
Net lease cost	$3,279	$6,683

Lease expense for operating leases for the three months and six months ended June 30, 2018 was $3.4 million and $6.6 million, respectively.

Future minimum lease payments under non-cancelable leases at June 30, 2019 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$5,862	$244
Year 2	6,029	244
Year 3	5,758	229
Year 4	5,746	218
Year 5	5,838	118
Years thereafter	577,002	606
Total future minimum lease payments	606,235	1,659
Less amount representing interest	(501,517)	(322)
Total present value of minimum payments	$104,718	$1,337

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	51.3	years
Finance leases	10.6	years
Weighted-average discount rate:
Operating leases	6.8%
Finance leases	4.0%

10. STOCK PLANS:

During the six months ended June 30, 2019, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $90.05 per unit. There were 0.3 million and 0.4 million restricted stock units outstanding at June 30, 2019 and December 31, 2018, respectively.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.9 million and $2.0 million for the three months ended June 30, 2019 and 2018, respectively, and $4.0 million and $3.9 million for the six months ended June 30, 2019 and 2018, respectively.

11. PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension (income) expense reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest cost	$878	$803	$1,756	$1,614
Expected return on plan assets	(943)	(1,070)	(1,887)	(2,172)
Amortization of net actuarial loss	286	264	573	519
Total net periodic pension (income) expense	$221	$(3)	$442	$(39)

Net postretirement benefit income reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest cost	$25	$24	$50	$48
Amortization of net actuarial loss	62	65	123	129
Amortization of prior service credit	(329)	(329)	(657)	(657)
Total net postretirement benefit income	$(242)	$(240)	$(484)	$(480)

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

The Company recorded an income tax provision of $8.2 million and $5.7 million for the three months ended June 30, 2019 and 2018, respectively, and $10.2 million and $7.9 million for the six months ended June 30, 2019 and 2018, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction.

At June 30, 2019 and December 31, 2018, the Company had no unrecognized tax benefits.

13. COMMITMENTS AND CONTINGENCIES:

Pursuant to the Gaylord Rockies joint venture agreements, certain affiliates of Ares have a put right to require the Company to purchase their joint venture interests at a defined appraised value during an annual window period, or under certain other circumstances, in consideration of cash or OP Units of the Operating Partnership. Such OP Units have economic terms that are substantially similar to shares of the Company’s common stock. Any OP Units issued by the Operating Partnership to the Ares affiliates will be redeemable at the option of the holders thereof for shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments.

Affiliates of RIDA Development Corporation (“RIDA”) also have a put right at a defined appraised value for cash, which will become exercisable at the earlier of December 31, 2023 or the date on which a certain change of control of RIDA occurs.

In connection with its investment in the Gaylord Rockies joint venture, the Company provided a completion guarantee under each of the construction loan and mezzanine loan capped at its pro rata share of all costs necessary to complete the project within the time specified in the Gaylord Rockies joint venture’s loan documents. As of June 30, 2019, the Company had not recorded any liability in the condensed consolidated balance sheet associated with these guarantees. See Note 17, “Subsequent Events,” for further discussion regarding the refinancing completed in July 2019.

In April 2019, a subsidiary of the Company entered into a joint venture with Gray Television, Inc. to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle (“New Country Ventures”). The Company acquired a 50% equity interest in this joint venture for an initial capital contribution of $2.0 million. In addition, the joint venture agreement requires the Company to contribute up to an additional $13.0 million through December 31, 2021. The Company accounts for its investment in this joint venture under the equity method of accounting.

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

On June 18, 2019, the Company’s board of directors declared the Company’s second quarter 2019 cash dividend in the amount of $0.90 per share of common stock, or an aggregate of approximately $46.3 million in cash, which was paid on July 15, 2019 to stockholders of record as of the close of business on June 28, 2019.

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

At June 30, 2019 and December 31, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan. These investments consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.

The Company has consistently applied the above valuation techniques in all periods presented and believes it has obtained the most accurate information available for each type of instrument.

The Company had no liabilities required to be measured at fair value at June 30, 2019 and December 31, 2018. The Company’s assets measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, were as follows (in thousands):

		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$27,435	$27,435	$—	$—
Total assets measured at fair value	$27,435	$27,435	$—	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$24,687	$24,687	$—	$—
Total assets measured at fair value	$24,687	$24,687	$—	$—

The remainder of the assets and liabilities held by the Company at June 30, 2019 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximate fair value.

16. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s operations are organized into three principal business segments:

●	Hospitality, which includes Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland, the AC Hotel, and the Company’s investment in the Gaylord Rockies joint venture (which is consolidated below beginning January 1, 2019);
●	Entertainment, which includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, the Company’s equity investment in New Country Ventures, and the Company’s Nashville-based attractions; and
●	Corporate and Other, which includes the Company’s corporate expenses.

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Hospitality	$357,129	$291,756	$694,639	$556,867
Entertainment	50,590	42,178	83,855	65,437
Corporate and Other	—	—	—	—
Total	$407,719	$333,934	$778,494	$622,304

Depreciation and amortization:
Hospitality	$50,331	$27,233	$100,464	$53,433
Entertainment	2,830	2,315	5,309	4,272
Corporate and Other	392	447	789	956
Total	$53,553	$29,995	$106,562	$58,661

Operating income:
Hospitality	$79,093	$76,702	$139,447	$131,695
Entertainment	14,701	9,609	19,846	11,545
Corporate and Other	(8,502)	(8,087)	(17,903)	(16,925)
Preopening costs	24	(1,525)	(2,110)	(3,672)
Total operating income	85,316	76,699	139,280	122,643

Interest expense	(33,492)	(19,625)	(65,579)	(36,354)
Interest income	2,970	2,766	5,878	5,519
Income (loss) from joint ventures	(167)	1,346	(167)	(1,242)
Other gains and (losses), net	(111)	36	(252)	204
Income before income taxes	$54,516	$61,222	$79,160	$90,770

17. SUBSEQUENT EVENTS:

On July 2, 2019, Aurora Convention Center Hotel, LLC and Aurora Convention Center Hotel Lessee, LLC, subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced the Gaylord Rockies joint venture’s existing $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan Agreement consists of an $800.0 million secured term loan facility and also includes the option for an additional $80.0 million of borrowing capacity should the Gaylord Rockies joint venture decide to pursue a future expansion of Gaylord Rockies. The Gaylord Rockies Loan Agreement matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan Agreement, and bears interest at LIBOR plus 2.50%. Simultaneous with closing, the Gaylord

Rockies joint venture entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. The Company has designated this interest rate swap as an effective cash flow hedge.

The proceeds from the Gaylord Rockies Loan Agreement were used by the Gaylord Rockies joint venture to repay the previously outstanding $500 million construction loan and $39 million mezzanine loan, and, after payment of expenses, the Gaylord Rockies joint venture distributed the excess proceeds to the owners of the Gaylord Rockies joint venture pro rata in proportion to their interests therein. The Company received a distribution of approximately $153 million, which was used to repay a portion of the outstanding indebtedness under the Company’s $700 million revolving credit facility.

The Gaylord Rockies Loan Agreement is secured by a deed of trust lien on the Gaylord Rockies real estate and related assets. The Company and an affiliate of RIDA each entered into limited repayment and carry guaranties that, in the aggregate, guarantee repayment of 10% of the principal debt, together with interest and operating expenses, which are to be released once the Gaylord Rockies joint venture achieves a certain debt service coverage threshold as defined in the Gaylord Rockies Loan Agreement. There is also a completion guarantee in the event the expansion is pursued.

As a result of the refinancing, the Gaylord Rockies joint venture expects to write off approximately $1.1 million of deferred financing costs, which will be recorded as interest expense in the condensed consolidated financial statements for the three and nine months ended September 30, 2019.

As prescribed in the September 13, 2018 Purchase Agreement by and among the Company and affiliates of RIDA and Ares, on July 31, 2019, the Company purchased an additional 0.9% interest in the Gaylord Rockies joint venture for a purchase price of $5.5 million, net of closing true-ups. Subsequent to this transaction, the Company now owns 62.1% of the Gaylord Rockies joint venture. The Company does not expect this purchase to have a material impact on the Company’s consolidated financial statements.

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

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2019

(in thousands)	Parent			Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,633,805	$1,500,401	$—	$3,134,206
Cash and cash equivalents - unrestricted	30	2,486	10	101,316	—	103,842
Cash and cash equivalents - restricted	—	—	—	65,252	—	65,252
Notes receivable	—	—	—	113,275	—	113,275
Trade receivables, less allowance	—	—	—	90,532	—	90,532
Deferred income tax assets, net	—	—	(413)	32,785	—	32,372
Prepaid expenses and other assets	—	13,100	7	101,115	(28,912)	85,310
Intangible assets	—	—	—	227,128	—	227,128
Intercompany receivables, net	—	—	2,009,211	—	(2,009,211)	—
Investments	1,080,405	2,950,457	710,065	1,893,053	(6,633,980)	—
Total assets	$1,080,435	$2,966,043	$4,352,685	$4,124,857	$(8,672,103)	$3,851,917

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,952,297	$—	$554,664	$(12,858)	$2,494,103
Accounts payable and accrued liabilities	25	13,932	7,051	234,341	(10,931)	244,418
Dividends payable	47,207	—	—	—	—	47,207
Deferred management rights proceeds	—	—	—	176,879	—	176,879
Operating lease liabilities	—	—	102,405	7,436	(5,123)	104,718
Other liabilities	—	—	—	61,850	—	61,850
Intercompany payables, net	598,179	995,358	—	415,674	(2,009,211)	—
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	—	—	—	287,718	—	287,718
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	514	1	1	2,387	(2,389)	514
Additional paid-in-capital	901,129	408,746	2,895,842	2,662,431	(5,967,019)	901,129
Treasury stock	(15,687)	—	—	—	—	(15,687)
Accumulated deficit	(420,408)	(404,291)	1,347,386	(247,999)	(695,096)	(420,408)
Accumulated other comprehensive loss	(30,524)	—	—	(30,524)	30,524	(30,524)
Total stockholders' equity	435,024	4,456	4,243,229	2,386,295	(6,633,980)	435,024
Total liabilities and stockholders' equity	$1,080,435	$2,966,043	$4,352,685	$4,124,857	$(8,672,103)	$3,851,917

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2018

(in thousands)	Parent			Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,646,946	$1,502,149	$—	$3,149,095
Cash and cash equivalents - unrestricted	81	657	54	102,645	—	103,437
Cash and cash equivalents - restricted	—	—	—	45,652	—	45,652
Notes receivable	—	—	—	122,209	—	122,209
Trade receivables, less allowance	—	—	—	67,923	—	67,923
Deferred income tax assets, net	—	—	(444)	41,001	—	40,557
Prepaid expenses and other assets	—	34	—	79,460	(1,254)	78,240
Intangible assets	—	—	—	246,770	—	246,770
Intercompany receivables, net	—	—	1,895,086	—	(1,895,086)	—
Investments	1,101,740	2,950,457	710,516	1,898,756	(6,661,469)	—
Total assets	$1,101,821	$2,951,148	$4,252,158	$4,106,565	$(8,557,809)	$3,853,883

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,946,699	$—	$495,196	$—	$2,441,895
Accounts payable and accrued liabilities	50	13,752	7,253	255,089	(1,254)	274,890
Dividends payable	45,019	—	—	—	—	45,019
Deferred management rights proceeds	—	—	—	174,026	—	174,026
Other liabilities	—	—	100,068	60,975	—	161,043
Intercompany payables, net	587,175	846,478	—	461,433	(1,895,086)	—
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	—	—	—	287,433	—	287,433
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	513	1	1	2,387	(2,389)	513
Additional paid-in-capital	900,795	499,122	2,895,842	2,668,134	(6,063,098)	900,795
Treasury stock	(15,183)	—	—	—	—	(15,183)
Accumulated deficit	(388,524)	(354,904)	1,248,994	(270,084)	(624,006)	(388,524)
Accumulated other comprehensive loss	(28,024)	—	—	(28,024)	28,024	(28,024)
Total stockholders' equity	469,577	144,219	4,144,837	2,372,413	(6,661,469)	469,577
Total liabilities and stockholders' equity	$1,101,821	$2,951,148	$4,252,158	$4,106,565	$(8,557,809)	$3,853,883

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2019

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$144,704	$—	$144,704
Food and beverage	—	—	—	173,030	—	173,030
Other hotel revenue	—	—	81,066	53,619	(95,290)	39,395
Entertainment	—	—	—	51,139	(549)	50,590
Total revenues	—	—	81,066	422,492	(95,839)	407,719
Operating expenses:
Rooms	—	—	—	36,099	—	36,099
Food and beverage	—	—	—	90,680	—	90,680
Other hotel expenses	—	—	12,245	170,159	(91,877)	90,527
Management fees, net	—	—	—	10,399	—	10,399
Total hotel operating expenses	—	—	12,245	307,337	(91,877)	227,705
Entertainment	—	—	—	33,059	—	33,059
Corporate	62	429	2	7,617	—	8,110
Preopening costs	—	—	—	(24)	—	(24)
Corporate overhead allocation	1,014	—	2,948	—	(3,962)	—
Depreciation and amortization	—	—	16,482	37,071	—	53,553
Total operating expenses	1,076	429	31,677	385,060	(95,839)	322,403
Operating income (loss)	(1,076)	(429)	49,389	37,432	—	85,316
Interest expense	—	(24,826)	—	(8,987)	321	(33,492)
Interest income	—	150	—	3,141	(321)	2,970
Loss from joint ventures	—	—	—	(167)	—	(167)
Other gains and (losses), net	—	—	—	(111)	—	(111)
Income (loss) before income taxes	(1,076)	(25,105)	49,389	31,308	—	54,516
Provision for income taxes	—	—	(8)	(8,224)	—	(8,232)
Equity in subsidiaries’ earnings, net	47,360	—	—	—	(47,360)	—
Net income (loss)	$46,284	$(25,105)	$49,381	$23,084	$(47,360)	$46,284
Comprehensive income (loss), net of taxes	$46,382	$(25,105)	$49,381	$23,182	$(47,458)	$46,382
Net income (loss) available to common shareholders	$49,383	$(25,105)	$49,381	$23,084	$(47,360)	$49,383
Comprehensive income (loss), net of taxes, available to common shareholders	$49,481	$(25,105)	$49,381	$23,182	$(47,458)	$49,481

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$121,745	$—	$121,745
Food and beverage	—	—	—	141,053	—	141,053
Other hotel revenue	—	—	76,773	33,376	(81,191)	28,958
Entertainment	—	—	—	42,178	—	42,178
Total revenues	—	—	76,773	338,352	(81,191)	333,934
Operating expenses:
Rooms	—	—	—	30,059	—	30,059
Food and beverage	—	—	—	72,394	—	72,394
Other hotel expenses	—	—	11,050	142,341	(76,658)	76,733
Management fees, net	—	—	—	8,635	—	8,635
Total hotel operating expenses	—	—	11,050	253,429	(76,658)	187,821
Entertainment	—	—	—	30,254	—	30,254
Corporate	62	364	2	7,212	—	7,640
Preopening costs	—	—	—	1,525	—	1,525
Corporate overhead allocation	2,495	—	2,038	—	(4,533)	—
Depreciation and amortization	—	—	15,305	14,690	—	29,995
Total operating expenses	2,557	364	28,395	307,110	(81,191)	257,235
Operating income (loss)	(2,557)	(364)	48,378	31,242	—	76,699
Interest expense	—	(19,618)	—	(7)	—	(19,625)
Interest income	—	—	—	2,766	—	2,766
Income from joint ventures	—	—	—	1,346	—	1,346
Other gains and (losses), net	—	—	—	36	—	36
Income (loss) before income taxes	(2,557)	(19,982)	48,378	35,383	—	61,222
Provision for income taxes	—	—	(449)	(5,227)	—	(5,676)
Equity in subsidiaries’ earnings, net	58,103	—	—	—	(58,103)	—
Net income (loss)	$55,546	$(19,982)	$47,929	$30,156	$(58,103)	$55,546
Comprehensive income (loss)	$55,630	$(19,982)	$47,929	$30,240	$(58,187)	$55,630

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2019

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations		Consolidated
Revenues:
Rooms	$—	$—	$—	$276,916	$		$276,916
Food and beverage	—	—	—	344,173			344,173
Other hotel revenue	—	—	161,476	102,043		(189,969)	73,550
Entertainment	—	—	—	84,928		(1,073)	83,855
Total revenues	—	—	161,476	808,060		(191,042)	778,494
Operating expenses:
Rooms	—	—	—	71,068		—	71,068
Food and beverage	—	—	—	182,039		—	182,039
Other hotel expenses	—	—	24,297	340,141		(182,972)	181,466
Management fees, net	—	—	—	20,155		—	20,155
Total hotel operating expenses	—	—	24,297	613,403		(182,972)	454,728
Entertainment	—	—	—	58,753		(53)	58,700
Corporate	125	880	3	16,106			17,114
Preopening costs	—	—	—	2,110		—	2,110
Corporate overhead allocation	2,011	—	6,006	—		(8,017)	—
Depreciation and amortization	—	—	32,732	73,830		—	106,562
Total operating expenses	2,136	880	63,038	764,202		(191,042)	639,214
Operating income (loss)	(2,136)	(880)	98,438	43,858		—	139,280
Interest expense	—	(48,665)	—	(17,341)		427	(65,579)
Interest income	—	158	—	6,147		(427)	5,878
Loss from joint ventures	—	—	—	(167)		—	(167)
Other gains and (losses), net	—	—	—	(252)		—	(252)
Income (loss) before income taxes	(2,136)	(49,387)	98,438	32,245		—	79,160
Provision for income taxes	—	—	(46)	(10,160)		—	(10,206)
Equity in subsidiaries’ earnings, net	71,090	—	—	—		(71,090)	—
Net income (loss)	$68,954	$(49,387)	$98,392	$22,085		$(71,090)	$68,954
Comprehensive income (loss), net of taxes	$69,161	$(49,387)	$98,392	$22,292		$(71,297)	$69,161
Net income (loss) available to common shareholders	$78,791	$(49,387)	$98,392	$22,085		$(71,090)	$78,791
Comprehensive income (loss), net of taxes, available to common shareholders	$78,998	$(49,387)	$98,392	$22,292		$(71,297)	$78,998

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$229,309	$—	$229,309
Food and beverage	—	—	—	273,992	—	273,992
Other hotel revenue	—	—	153,016	62,614	(162,064)	53,566
Entertainment	—	—	—	65,461	(24)	65,437
Total revenues	—	—	153,016	631,376	(162,088)	622,304
Operating expenses:
Rooms	—	—	—	58,987	—	58,987
Food and beverage	—	—	—	144,372	—	144,372
Other hotel expenses	—	—	22,877	282,528	(152,790)	152,615
Management fees, net	—	—	—	15,765	—	15,765
Total hotel operating expenses	—	—	22,877	501,652	(152,790)	371,739
Entertainment	—	—	—	49,644	(24)	49,620
Corporate	125	725	2	15,117	—	15,969
Preopening costs	—	—	—	3,672	—	3,672
Corporate overhead allocation	5,110	—	4,164	—	(9,274)	—
Depreciation and amortization	—	—	30,035	28,626	—	58,661
Total operating expenses	5,235	725	57,078	598,711	(162,088)	499,661
Operating income (loss)	(5,235)	(725)	95,938	32,665	—	122,643
Interest expense	—	(36,341)	—	(13)	—	(36,354)
Interest income	—	—	—	5,519	—	5,519
Loss from joint ventures	—	—	—	(1,242)	—	(1,242)
Other gains and (losses), net	—	—	—	204	—	204
Income (loss) before income taxes	(5,235)	(37,066)	95,938	37,133	—	90,770
Provision for income taxes	—	—	(84)	(7,801)	—	(7,885)
Equity in subsidiaries’ earnings, net	88,120	—	—	—	(88,120)	—
Net income (loss)	$82,885	$(37,066)	$95,854	$29,332	$(88,120)	$82,885
Comprehensive income (loss)	$83,047	$(37,066)	$95,854	$29,494	$(88,282)	$83,047

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2019

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$94,549	$(921)	$17,768	$27,228	$—	$138,624

Purchases of property and equipment	—	—	(17,812)	(51,262)	—	(69,074)
Collection of notes receivable	—	—	—	10,446	—	10,446
Other investing activities	—	—	—	(2,282)	—	(2,282)
Net cash used in investing activities	—	—	(17,812)	(43,098)	—	(60,910)

Net borrowings under revolving credit facility	—	4,000	—	—	—	4,000
Repayments under term loan B	—	(1,250)	—	—	—	(1,250)
Borrowings under Gaylord Rockies construction and mezzanine loans	—	—	—	37,653	—	37,653
Deferred financing costs paid	—	—	—	(27)	—	(27)
Payment of dividends	(90,724)	—	—	—	—	(90,724)
Distribution from consolidated joint venture to noncontrolling interest partners	—	—	—	(10,591)	—	(10,591)
Payment of tax withholdings for share-based compensation	(3,876)	—	—	—	—	(3,876)
Other financing activities	—	—	—	7,106	—	7,106
Net cash provided by (used in) financing activities	(94,600)	2,750	—	34,141	—	(57,709)

Net change in cash, cash equivalents, and restricted cash	(51)	1,829	(44)	18,271	—	20,005
Cash, cash equivalents, and restricted cash, beginning of period	81	657	54	148,297	—	149,089
Cash, cash equivalents, and restricted cash, end of period	$30	$2,486	$10	$166,568	$—	$169,094

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$88,925	$(78,374)	$39,783	$81,381	$—	$131,715

Purchases of property and equipment	—	—	(39,789)	(55,564)	—	(95,353)
Purchase of remaining interest in Opry City Stage	—	—	—	(3,948)	—	(3,948)
Other investing activities	—	—	—	(6,886)	—	(6,886)
Net cash used in investing activities	—	—	(39,789)	(66,398)	—	(106,187)

Net borrowings under revolving credit facility	—	80,500	—	—	—	80,500
Repayments under term loan B	—	(1,250)	—	—	—	(1,250)
Deferred financing costs paid	—	(637)	—	—	—	(637)
Payment of dividends	(85,110)	—	—	—	—	(85,110)
Payment of tax withholdings for share-based compensation	(3,771)	—	—	—	—	(3,771)
Other financing activities	—	—	—	(10)	—	(10)
Net cash provided by (used in) financing activities	(88,881)	78,613	—	(10)	—	(10,278)

Net change in cash, cash equivalents, and restricted cash	44	239	(6)	14,973	—	15,250
Cash, cash equivalents, and restricted cash, beginning of period	38	759	36	77,877	—	78,710
Cash, cash equivalents, and restricted cash, end of period	$82	$998	$30	$92,850	$—	$93,960

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

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2018, included in our Annual Report on Form 10-K that was filed with the SEC on February 26, 2019.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, risks and uncertainties associated with the economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness, changes in interest rates and those factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 or described from time to time in our other reports filed with the SEC.

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 8,114 rooms that are managed by Marriott under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned hotel assets managed by Marriott include the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National. At June 30, 2019, we also owned a 61.2% interest in the Gaylord Rockies joint venture that owns Gaylord Rockies, which opened in December 2018 and is also managed by Marriott.

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

See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Gaylord Rockies Joint Venture

As more fully discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, on December 31, 2018, we completed our purchase of additional interests in the Gaylord Rockies joint venture, increasing our ownership to 61.2%. In addition, as discussed in Note 17, “Subsequent Events,” to the condensed consolidated financial statements included herein, on July 31, 2019, we increased our ownership in the Gaylord Rockies joint venture to 62.1%. Our management has concluded that the Company is the primary beneficiary of this variable interest entity (“VIE”) and the financial position and results of operations of the VIE have been consolidated in the accompanying condensed consolidated financial statements included herein. Gaylord Rockies opened on a limited basis in December 2018 and on a fully operational basis in first quarter 2019 and is managed by Marriott.

SoundWaves at Gaylord Opryland

In December 2018, we opened the indoor portion of a $90 million investment to create a luxury indoor/outdoor waterpark adjacent to Gaylord Opryland, SoundWaves. The project includes approximately 111,000 square feet of indoor water attractions and activities over three levels and approximately 106,000 square feet of outdoor water amenities. The project includes areas for adults, children and families, as well as dining options and bars. The outdoor portion of the project opened in second quarter 2019.

Gaylord Palms Expansion

We recently began construction of a $158 million expansion of Gaylord Palms, which will include an additional 303 guest rooms and 90,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure. The expansion is expected to be completed in summer 2021.

Dividend Policy

Pursuant to our current dividend policy, we plan to continue to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. On February 26, 2019, our board of directors declared our first quarter 2019 cash dividend in the amount of $0.90 per share of common stock, or an aggregate of approximately $46.3 million in cash, which was paid on April 15, 2019 to stockholders of record as of the close of business on March 29, 2019. On June 18, 2019, our board of directors declared our second quarter 2019 cash dividend in the amount of $0.90 per share of common stock, or an aggregate of approximately $46.3 million in cash, which was paid on July 15, 2019 to stockholders of record as of the close of business on June 28, 2019. We currently plan to pay a quarterly cash dividend of $0.90 per share of common stock in October 2019 and January 2020. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

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

Expansion of Hotel Asset Portfolio. While our short-term capital allocation strategy has focused on returning capital to stockholders through the payment of dividends, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. To this end, we recently increased our investment in the Gaylord Rockies joint venture to 62.1%. As a REIT, we do not view independent, large-scale development of resort and convention hotels as a part of our long-term growth strategy.

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

Our Current Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland, the AC Hotel, and our investment in the Gaylord Rockies joint venture.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, our equity investment in New Country Ventures, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three months and six months ended June 30, 2019 and 2018, our total revenues were divided among these business segments as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2019	2018	2019	2018
Hospitality	88%	87%	89%	89%
Entertainment	12%	13%	11%	11%
Corporate and Other	0%	0%	0%	0%

Key Performance Indicators

The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels, which are managed by Marriott. These factors impact the price that Marriott can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. The following key performance indicators are commonly used in the hospitality REIT industry:

●	hotel occupancy – a volume indicator;
●	average daily rate (“ADR”) – a price indicator calculated by dividing room revenue by the number of rooms sold;
●	Revenue per Available Room (“RevPAR”) – a summary measure of hotel results calculated by dividing room revenue by room nights available to guests for the period;
●	Total Revenue per Available Room (“Total RevPAR”) – a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period; and
●	Net Definite Group Room Nights Booked – a volume indicator which represents, on an aggregate basis, the total number of definite group bookings for future room nights at our Gaylord Hotels properties confirmed during the applicable period, net of cancellations.

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and six months ended June 30, 2019 and 2018. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended June 30,				Six Months Ended June 30,
	2019	%	2018	%	2019	%	2018	%
Income Statement Data:
REVENUES:
Rooms	$144,704	35.5%	$121,745	36.5%	$276,916	35.6%	$229,309	36.8%
Food and beverage	173,030	42.4%	141,053	42.2%	344,173	44.2%	273,992	44.0%
Other hotel revenue	39,395	9.7%	28,958	8.7%	73,550	9.4%	53,566	8.6%
Entertainment	50,590	12.4%	42,178	12.6%	83,855	10.8%	65,437	10.5%
Total revenues	407,719	100.0%	333,934	100.0%	778,494	100.0%	622,304	100.0%
OPERATING EXPENSES:
Rooms	36,099	8.9%	30,059	9.0%	71,068	9.1%	58,987	9.5%
Food and beverage	90,680	22.2%	72,394	21.7%	182,039	23.4%	144,372	23.2%
Other hotel expenses	90,527	22.2%	76,733	23.0%	181,466	23.3%	152,615	24.5%
Hotel management fees, net	10,399	2.6%	8,635	2.6%	20,155	2.6%	15,765	2.5%
Entertainment	33,059	8.1%	30,254	9.1%	58,700	7.5%	49,620	8.0%
Corporate	8,110	2.0%	7,640	2.3%	17,114	2.2%	15,969	2.6%
Preopening costs	(24)	(0.0)%	1,525	0.5%	2,110	0.3%	3,672	0.6%
Depreciation and amortization:
Hospitality	50,331	12.3%	27,233	8.2%	100,464	12.9%	53,433	8.6%
Entertainment	2,830	0.7%	2,315	0.7%	5,309	0.7%	4,272	0.7%
Corporate and Other	392	0.1%	447	0.1%	789	0.1%	956	0.2%
Total depreciation and amortization	53,553	13.1%	29,995	9.0%	106,562	13.7%	58,661	9.4%
Total operating expenses	322,403	79.1%	257,235	77.0%	639,214	82.1%	499,661	80.3%
OPERATING INCOME:
Hospitality	79,093	22.1%	76,702	26.3%	139,447	20.1%	131,695	23.6%
Entertainment	14,701	29.1%	9,609	22.8%	19,846	23.7%	11,545	17.6%
Corporate and Other	(8,502)	(A)	(8,087)	(A)	(17,903)	(A)	(16,925)	(A)
Preopening costs	24	0.0%	(1,525)	(0.5)	(2,110)	(0.3)%	(3,672)	(0.6)%
Total operating income	85,316	20.9%	76,699	23.0%	139,280	17.9%	122,643	19.7%
Interest expense	(33,492)	(A)	(19,625)	(A)	(65,579)	(A)	(36,354)	(A)
Interest income	2,970	(A)	2,766	(A)	5,878	(A)	5,519	(A)
Income (loss) from joint ventures	(167)	(A)	1,346	(A)	(167)	(A)	(1,242)	(A)
Other gains and (losses), net	(111)	(A)	36	(A)	(252)	(A)	204	(A)
Provision for income taxes	(8,232)	(A)	(5,676)	(A)	(10,206)	(A)	(7,885)	(A)
Net income	46,284	(A)	55,546	(A)	68,954	(A)	82,885	(A)
Net loss attributable to noncontrolling interest in consolidated joint venture	3,099	(A)	—	(A)	9,837	(A)	—	(A)
Net income available to common stockholders	$49,383	(A)	$55,546	(A)	$78,791	(A)	$82,885	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months and six months ended June 30, 2019 and 2018 (in thousands, except percentages and per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2019	2018	Change	2019	2018	Change
Total revenues	$407,719	$333,934	22.1%	$778,494	$622,304	25.1%
Total operating expenses	322,403	257,235	25.3%	639,214	499,661	27.9%
Operating income	85,316	76,699	11.2%	139,280	122,643	13.6%
Net income	46,284	55,546	(16.7)%	68,954	82,885	(16.8)%
Net income available to common shareholders	49,383	55,546	(11.1)%	78,791	82,885	(4.9)%
Net income available to common shareholders per share - diluted	0.95	1.08	(12.0)%	1.52	1.61	(5.6)%

Total Revenues

The increase in our total revenues for the three months ended June 30, 2019, as compared to the same period in 2018, is attributable to increases in our Hospitality segment and Entertainment segment of $65.4 million and $8.4 million, respectively, each as discussed more fully below. The increase in our total revenues for the six months ended June 30, 2019, as compared to the same period in 2018, is attributable to increases in our Hospitality segment and Entertainment segment of $137.8 million and $18.4 million, respectively, each as discussed more fully below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended June 30, 2019, as compared to the same period in 2018, is primarily the result of increases in our Hospitality segment and Entertainment segment expenses of $39.9 million and $2.8 million, respectively, as well as an increase in depreciation and amortization expense of $23.6 million, each as discussed more fully below. The increase in our total operating expenses for the six months ended June 30, 2019, as compared to the same period in 2018, is primarily the result of increases in our Hospitality segment and Entertainment segment expenses of $83.0 million and $9.1 million, respectively, as well as an increase in depreciation and amortization expense of $47.9 million, each as discussed more fully below.

Net Income

The decrease in our net income to $46.3 million for the three months ended June 30, 2019, as compared to $55.5 million for the same period in 2018, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $13.9 million increase in interest expense in the 2019 period.
●	A $2.6 million increase in the provision for income taxes in the 2019 period.

The decrease in our net income to $69.0 million for the six months ended June 30, 2019, as compared to $82.9 million for the same period in 2018, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $29.2 million increase in interest expense for the 2019 period.
●	A $2.3 million increase in the provision for income taxes in the 2019 period.

The increase in interest expense in both periods was due primarily to interest expense related to the Gaylord Rockies construction and mezzanine loans, which the Company began consolidating at December 31, 2018, as well as increased interest expense related to the Company’s revolving credit facility, due to increased borrowings.

Factors and Trends Contributing to Performance

The most important factors and trends contributing to our performance during the three months and six months ended June 30, 2019 described herein were:

●	The opening of Gaylord Rockies on a limited basis in December 2018 and on a fully operational basis in the first quarter of 2019, and the resulting impact on our financial results.
●	Increased occupied rooms (an increase of 15.5% and 18.7%, respectively) and outside-the-room spending (an increase of 21.8% and 22.4%, respectively) at Gaylord Texan during the 2019 periods, as compared to the 2018 periods, primarily due to increases in group business partially attributable to the recent rooms and meeting space expansion, which opened in the second quarter of 2018.
●	Increased outside-the-room spending (an increase of 5.8% and 8.1%, respectively) at Gaylord Opryland during the 2019 periods, as compared to the 2018 periods, primarily due to increased catering and food and beverage outlet revenue, as well as the opening of SoundWaves.
●	Increased revenue for our Entertainment segment during the 2019 periods, as compared to the 2018 periods (an increase of 19.9% and 28.1%, respectively), due primarily to the operations of our flagship Ole Red location, which opened in Nashville in May 2018, as well as the opening of Ole Red Gatlinburg in March 2019. In addition, revenues increased at the Grand Ole Opry and Ryman Auditorium due to increased shows, attendance and retail revenue.
●	Increased expenses for our Entertainment segment during the 2019 periods, as compared to the 2018 periods (an increase of 9.3% and 18.3%, respectively), due primarily to the operations of Ole Red Nashville and Ole Red Gatlinburg, as well as increased expenses at the Ryman Auditorium primarily due to the increase in variable expenses associated with the increase in revenue.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and six months ended June 30, 2019 and 2018 (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2019	2018	Change		2019	2018	Change
Revenues:
Rooms	$144,704	$121,745	18.9%		$276,916	$229,309	20.8%
Food and beverage	173,030	141,053	22.7%		344,173	273,992	25.6%
Other hotel revenue	39,395	28,958	36.0%		73,550	53,566	37.3%
Total hospitality revenue	357,129	291,756	22.4%		694,639	556,867	24.7%
Hospitality operating expenses:
Rooms	36,099	30,059	20.1%		71,068	58,987	20.5%
Food and beverage	90,680	72,394	25.3%		182,039	144,372	26.1%
Other hotel expenses	90,527	76,733	18.0%		181,466	152,615	18.9%
Management fees, net	10,399	8,635	20.4%		20,155	15,765	27.8%
Depreciation and amortization	50,331	27,233	84.8%		100,464	53,433	88.0%
Total Hospitality operating expenses	278,036	215,054	29.3%		555,192	425,172	30.6%
Hospitality operating income (1)	$79,093	$76,702	3.1%		$139,447	$131,695	5.9%
Hospitality performance metrics:
Occupancy (2)	78.0%	79.0%	(1.0)	pts	75.2%	76.4%	(1.2)	pts
ADR	$201.58	$200.16	0.7%		$201.34	$197.72	1.8%
RevPAR (3)	$157.29	$158.13	(0.5)%		$151.33	$151.11	0.1%
Total RevPAR (4)	$388.18	$378.94	2.4%		$379.60	$366.97	3.4%
Net Definite Group Room Nights Booked	487,224	632,518	(23.0)%		760,677	1,035,562	(26.5)%
Same-store Hospitality performance metrics (5):
Occupancy (2)	79.7%	79.0%	0.7	pts	77.5%	76.4%	1.1	pts
ADR	$201.24	$200.16	0.5%		$201.43	$197.72	1.9%
RevPAR (3)	$160.39	$158.13	1.4%		$156.02	$151.11	3.2%
Total RevPAR (4)	$385.10	$378.94	1.6%		$381.18	$366.97	3.9%
Net Definite Group Room Nights Booked	386,075	500,653	(22.9)%		623,531	845,293	(26.2)%
(1)	Hospitality segment operating income does not include preopening costs (credit) of $(0.1) million and $0.6 million in the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $2.0 million in the six months ended June 30, 2019 and 2018, respectively. See discussion of preopening costs below.
(2)	Hospitality segment occupancy percentage was impacted in the 2019 periods due to the addition of 303 rooms associated with the 2018 Gaylord Texan expansion, as well as the addition of Gaylord Rockies and the related impact on additional rooms available. For the three months and six months ended June 30, 2019, actual occupied rooms increased 18.0% and 18.6%, respectively, on a consolidated basis and 2.7% and 4.1%, respectively, on a same-store basis.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Same-store Hospitality segment performance metrics do not include Gaylord Rockies, which opened in December 2018.

The increase in total Hospitality segment revenue in the three months ended June 30, 2019, as compared to the same period in 2018, is primarily due to increases of $10.7 million and $4.1 million at Gaylord Texan and Gaylord Opryland, respectively, as well as revenue from Gaylord Rockies of $55.4 million, partially offset by decreases of $2.9 million and $1.6 million at Gaylord Palms and Gaylord National, respectively. The increase in total Hospitality segment revenue in the six months ended June 30, 2019, as compared to the same period in 2018, is primarily due to increases of $24.4 million, $10.3 million and $3.3 million at Gaylord Texan, Gaylord Opryland and Gaylord National, respectively, as well as revenue from Gaylord Rockies of $100.7 million. See below for further discussion.

Total Hospitality segment revenues in the three months and six months ended June 30, 2019 include $7.0 million and $9.7 million, respectively, in attrition and cancellation fee collections, an increase of $3.1 million and $4.6 million from the 2018 periods.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Group	75%	75%	77%	77%
Transient	25%	25%	23%	23%

Rooms operating expenses increased in the three months and six months ended June 30, 2019, as compared to the same periods in 2018, due primarily to the addition of Gaylord Rockies, as well as increased variable costs at Gaylord Texan, as described below.

Food and beverage operating expenses increased in the three months and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to the addition of Gaylord Rockies, as well as increased variable costs at Gaylord Texan and Gaylord Opryland, as described below.

Other hotel expenses for the three months and six months ended June 30, 2019 and 2018 consist of the following (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2019	2018	Change	2019	2018	Change
Administrative employment costs	$34,493	$27,963	23.4%	$70,482	$56,395	25.0%
Utilities	7,950	6,915	15.0%	15,324	13,173	16.3%
Property taxes	9,264	8,369	10.7%	18,370	16,670	10.2%
Other	38,820	33,486	15.9%	77,290	66,377	16.4%
Total other hotel expenses	$90,527	$76,733	18.0%	$181,466	$152,615	18.9%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to expense related to Gaylord Rockies. Administrative employment costs increased during the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to expense related to Gaylord Rockies, as well as increased expenses at Gaylord Texan, Gaylord Palms and Gaylord National. Utility costs increased during the three months and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to utility costs for Gaylord Rockies. Property taxes increased during the three months and six months ended June 30, 2019, as compared to the 2018 periods, primarily due to an increase at Gaylord Texan due to the 2018 expansion. The six-month 2019 increase also included an increase at Gaylord National as a result of the prior year including a refund from a prior year property tax settlement. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three months and six months ended June 30, 2019, as compared to the same periods in 2018, primarily as a result of expense at Gaylord Rockies, as well as various increases at Gaylord Opryland and Gaylord Texan.

Each of our management agreements with Marriott for our four owned Gaylord Hotels properties requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. The Gaylord Rockies’s management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. In the three months ended June 30, 2019 and 2018, we incurred $7.8 million and $5.9 million, respectively, and in the six months ended June 30, 2019 and 2018, we incurred $15.0 million and $11.2 million, respectively, related to base management fees for our Hospitality segment. In addition, in the three months ended June 30, 2019 and 2018, we incurred $3.4 million and $3.5 million, respectively, and in the six months ended June 30, 2019 and 2018, we incurred $6.7 million and $6.0 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the $190.0 million in deferred management rights proceeds discussed in Note 8, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three months and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to depreciation and amortization at Gaylord Rockies, which is significantly higher than our other Gaylord Hotel properties due to amortization related to intangible assets that were recognized as part of our increased ownership as of December 31, 2018, as well as higher fixed asset balances than the other hotels.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and six months ended June 30, 2019 and 2018.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and six months ended June 30, 2019 and 2018 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2019	2018	Change		2019	2018	Change
Revenues:
Rooms	$42,372	$41,406	2.3%		$79,306	$77,164	2.8%
Food and beverage	41,863	43,155	(3.0)%		83,069	81,151	2.4%
Other hotel revenue	14,752	10,354	42.5%		25,570	19,345	32.2%
Total revenue	98,987	94,915	4.3%		187,945	177,660	5.8%
Operating expenses:
Rooms	9,164	9,288	(1.3)%		17,722	17,971	(1.4)%
Food and beverage	21,070	20,647	2.0%		42,592	40,885	4.2%
Other hotel expenses	25,631	23,878	7.3%		51,095	46,464	10.0%
Management fees, net	3,357	3,304	1.6%		6,528	5,990	9.0%
Depreciation and amortization	8,653	8,859	(2.3)%		17,095	17,537	(2.5)%
Total operating expenses (1)	67,875	65,976	2.9%		135,032	128,847	4.8%
Performance metrics:
Occupancy	81.3%	81.4%	(0.1)	pts	77.7%	76.9%	0.8	pts
ADR	$198.41	$193.54	2.5%		$195.15	$192.07	1.6%
RevPAR	$161.23	$157.55	2.3%		$151.72	$147.62	2.8%
Total RevPAR	$376.65	$361.16	4.3%		$359.55	$339.87	5.8%
(1)	Gaylord Opryland operating expenses do not include preopening costs of $0.1 million in the six months ended June 30, 2019 and 2018, respectively. See discussion of preopening costs below.

Rooms revenue and RevPAR increased at Gaylord Opryland during the three months and six months ended June 30, 2019, as compared to the same periods in 2018, as the result of an increase in transient occupancy and an increase in ADR for both group and transient business. Rooms revenue and RevPAR were negatively impacted during the 2019 periods by a rooms renovation project, which resulted in approximately 4,600 and 20,250 room nights out of service, respectively. The rooms renovation project is expected to be completed in the fourth quarter of 2019. Rooms expenses decreased during the 2019 periods, as compared to the 2018 periods, primarily due to decreased group commissions and contract services.

Food and beverage revenue decreased at Gaylord Opryland during the three months ended June 30, 2019, as compared to the same period in 2018 due to a decrease in catering. The increase in food and beverage revenue at Gaylord Opryland during the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to increases in food and beverage outlets, including SoundWaves. Food and beverage expenses increased in the 2019 periods, as compared to the 2018 periods, primarily due to increased employment costs.

Other hotel revenue increased at Gaylord Opryland during the three months and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to revenues from SoundWaves, as well as an increase in attrition and cancellation fee collections. Other hotel expenses increased in the 2019 periods, as compared to the 2018 periods, primarily due to additional operating expense for SoundWaves.

Depreciation and amortization decreased slightly at Gaylord Opryland during the three months and six months ended June 30, 2019, as compared to the same periods in 2018.

Gaylord Palms Results. The results of Gaylord Palms for the three months and six months ended June 30, 2019 and 2018 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2019	2018	Change		2019	2018	Change
Revenues:
Rooms	$19,575	$19,587	(0.1)%		$42,077	$41,691	0.9%
Food and beverage	22,175	25,383	(12.6)%		53,655	55,649	(3.6)%
Other hotel revenue	5,607	5,304	5.7%		11,541	10,830	6.6%
Total revenue	47,357	50,274	(5.8)%		107,273	108,170	(0.8)%
Operating expenses:
Rooms	4,041	4,354	(7.2)%		8,360	8,561	(2.3)%
Food and beverage	12,019	13,180	(8.8)%		26,396	27,451	(3.8)%
Other hotel expenses	16,626	16,064	3.5%		33,765	32,910	2.6%
Management fees, net	1,400	1,501	(6.7)%		3,030	3,036	(0.2)%
Depreciation and amortization	4,891	4,799	1.9%		9,742	9,588	1.6%
Total operating expenses	38,977	39,898	(2.3)%		81,293	81,546	(0.3)%
Performance metrics:
Occupancy	76.9%	80.8%	(3.9)	pts	79.8%	81.5%	(1.7)	pts
ADR	$197.56	$188.15	5.0%		$205.72	$199.48	3.1%
RevPAR	$151.91	$152.01	(0.1)%		$164.18	$162.67	0.9%
Total RevPAR	$367.51	$390.16	(5.8)%		$418.55	$422.05	(0.8)%

Rooms revenue and RevPAR were stable during the three months ended June 30, 2019, as compared to the same period in 2018. Rooms revenue and RevPAR increased at Gaylord Palms during the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to an increase in ADR for groups. Rooms expenses decreased during the 2019 periods, as compared to the 2018 periods, primarily due to a decrease in group commissions.

Food and beverage revenue decreased at Gaylord Palms during the three months and six months ended June 30, 2019, as compared to the same periods in 2018, due primarily to a decrease in both catering and food and beverage outlet revenue. Food and beverage expenses decreased in the 2019 periods, as compared to the 2018 periods, due primarily to decreased variable costs associated with the decrease in revenue.

Other hotel revenue at Gaylord Palms increased during the three months and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to an increase in attrition and cancellation fee collections. The six-month 2019 increase also includes an increase in resort fees driven by an increase in the resort fee rate. Other hotel expenses increased in the 2019 periods, as compared to the 2018 periods, primarily as a result of higher employment costs.

Depreciation and amortization increased slightly at Gaylord Palms during the three months and six months ended June 30, 2019, as compared to the same periods in 2018.

Gaylord Texan Results. The results of Gaylord Texan for the three months and six months ended June 30, 2019 and 2018 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2019	2018	Change		2019	2018	Change
Revenues:
Rooms	$24,203	$21,552	12.3%		$49,408	$41,832	18.1%
Food and beverage	38,189	30,403	25.6%		78,358	63,572	23.3%
Other hotel revenue	6,934	6,656	4.2%		13,599	11,564	17.6%
Total revenue	69,326	58,611	18.3%		141,365	116,968	20.9%
Operating expenses:
Rooms	5,216	4,425	17.9%		10,427	8,923	16.9%
Food and beverage	17,907	15,052	19.0%		36,144	31,302	15.5%
Other hotel expenses	17,834	15,562	14.6%		35,134	30,858	13.9%
Management fees, net	2,337	2,074	12.7%		4,630	3,773	22.7%
Depreciation and amortization	6,745	6,001	12.4%		13,389	11,168	19.9%
Total operating expenses (1)	50,039	43,114	16.1%		99,724	86,024	15.9%
Performance metrics:
Occupancy	77.4%	73.0%	4.4	pts	77.6%	74.6%	3.0	pts
ADR	$189.46	$194.82	(2.8)%		$193.84	$194.87	(0.5)%
RevPAR	$146.62	$142.18	3.1%		$150.48	$145.47	3.4%
Total RevPAR	$419.97	$386.67	8.6%		$430.55	$406.75	5.9%
(1)	Gaylord Texan operating expenses do not include preopening costs of $0.5 million and $2.0 million in the three months and six months ended June 30, 2018, respectively. See discussion of preopening costs below.

Rooms revenue and RevPAR increased at Gaylord Texan during the three months and six months ended June 30, 2019, as compared to the same periods in 2018, due primarily to an increase in occupancy for both groups and transient, partially offset by a decrease in ADR for both groups and transient. The 2019 periods were also positively impacted by additional room availability from the 2018 rooms expansion, which resulted in an increase in actual rooms sold of 15.5% and 18.7%, respectively, compared to the 2018 periods. Rooms expenses increased during the 2019 periods, as compared to the 2018 periods, primarily due to increased variable costs associated with the increase in rooms sold and increased capacity.

Food and beverage revenue increased at Gaylord Texan during the three months and six months ended June 30, 2019, as compared to the same periods in 2018, due to an increase in catering. Food and beverage expenses increased in the 2019 periods, as compared to the 2018 periods, primarily due to an increase in variable costs associated with the increase in revenue, partially offset by improved labor efficiency.

Other hotel revenue at Gaylord Texan increased during the three months and six months ended June 30, 2019, as compared to the same periods in 2018, primarily as a result of an increase in parking and resort fees associated with the increase in total rooms nights sold, partially offset by a decrease in attrition and cancellation fee collections. Other hotel expenses increased in the 2019 periods, as compared to the 2018 periods, due primarily to increases in property taxes as a result of the 2018 expansion, as well as an increase in marketing, maintenance and credit card expenses.

Depreciation and amortization increased at Gaylord Texan during the three months and six months ended June 30, 2019, as compared to the 2018 periods, primarily as a result of the 2018 rooms and meeting space expansion that resulted in increased depreciable asset levels.

Gaylord National Results. The results of Gaylord National for the three months and six months ended June 30, 2019 and 2018 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2019	2018	Change		2019	2018	Change
Revenues:
Rooms	$33,048	$32,415	2.0%		$61,274	$57,608	6.4%
Food and beverage	38,833	40,746	(4.7)%		69,876	71,171	(1.8)%
Other hotel revenue	6,247	6,526	(4.3)%		12,608	11,664	8.1%
Total revenue	78,128	79,687	(2.0)%		143,758	140,443	2.4%
Operating expenses:
Rooms	10,917	10,468	4.3%		21,494	20,676	4.0%
Food and beverage	22,486	22,468	0.1%		43,023	42,810	0.5%
Other hotel expenses	19,444	18,970	2.5%		39,652	37,992	4.4%
Management fees, net	1,336	1,368	(2.3)%		2,427	2,363	2.7%
Depreciation and amortization	6,901	6,884	0.2%		13,884	13,756	0.9%
Total operating expenses	61,084	60,158	1.5%		120,480	117,597	2.5%
Performance metrics:
Occupancy	81.4%	78.6%	2.8	pts	76.7%	74.7%	2.0	pts
ADR	$223.66	$227.17	(1.5)%		$221.19	$213.54	3.6%
RevPAR	$181.95	$178.46	2.0%		$169.61	$159.46	6.4%
Total RevPAR	$430.14	$438.72	(2.0)%		$397.92	$388.74	2.4%

Rooms revenue and RevPAR increased at Gaylord National during the three months and six months ended June 30, 2019, as compared to the same periods in 2018. The three-month 2019 increase was due primarily to an increase in group occupancy and transient ADR. The six-month 2019 increase was due primarily to an increase in ADR for both group and transient business, as well as an increase in group occupancy. Rooms expenses increased at Gaylord National during the 2019 periods, as compared to the 2018 periods, primarily due to increased variable costs associated with the increase in occupancy.

Food and beverage revenue decreased at Gaylord National during the three months and six months ended June 30, 2019, as compared to the same periods in 2018, primarily as a result of a decrease in catering. Food and beverage expenses increased in the 2019 periods, as compared to the 2018 periods, as a result of increased employment costs.

Other hotel revenue decreased at Gaylord National during the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to a decrease in attrition and cancellation fee collections. Other hotel revenue increased during the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to an increase in resort fees associated with the increase in occupancy. Other hotel expenses increased in the 2019 periods, as compared to the 2018 periods, due to an increase in credit card expense. In addition, the six-month 2019 period was impacted by an increase in property tax expense due to the six-month 2018 period including a refund from a previous property tax settlement.

Depreciation and amortization at Gaylord National increased slightly during the three months and six months ended June 30, 2019, as compared to the same periods in 2018.

Gaylord Rockies Results. The results of Gaylord Rockies for the three months and six months ended June 30, 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Revenues:
Rooms	$19,052	$33,795
Food and beverage	30,637	56,871
Other hotel revenue	5,747	10,013
Total revenue	55,436	100,679
Operating expenses:
Rooms	5,322	10,367
Food and beverage	16,181	31,961
Other hotel expenses	8,689	17,405
Management fees, net	2,191	4,002
Depreciation and amortization	22,465	44,926
Total operating expenses (1)	54,848	108,661
Performance metrics:
Occupancy	68.4%	62.0%
ADR	$203.83	$200.71
RevPAR	$139.49	$124.39
Total RevPAR	$405.86	$370.58
(1)	Gaylord Rockies operating expenses do not include preopening costs (credit) of $(0.1) million and $0.6 million in the three months and six months ended June 30, 2019, respectively. See discussion of preopening costs below.

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months and six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2019	2018	Change	2019	2018	Change
Revenues	$50,590	$42,178	19.9%	$83,855	$65,437	28.1%
Operating expenses	33,059	30,254	9.3%	58,700	49,620	18.3%
Depreciation and amortization	2,830	2,315	22.2%	5,309	4,272	24.3%
Operating income (1)	$14,701	$9,609	53.0%	$19,846	$11,545	71.9%
(1)	Entertainment segment operating income does not include preopening costs of $0.1 million and $1.0 million in the three months ended June 30, 2019 and 2018, respectively, and $1.5 million and $1.6 million in the six months ended June 30, 2019 and 2018, respectively. See discussion of preopening costs below.

Entertainment segment revenue increased during the three months and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to the operations of our flagship Ole Red location in Nashville, which opened in May 2018, as well as the opening of Ole Red Gatlinburg in March 2019. In addition, revenues increased at the Grand Ole Opry during the three-month 2019 period due to increased ticket pricing, tours and retail, and during the six-month 2019 period due to increased shows, attendance, ticket pricing, tours and retail. Revenues increased at the Ryman Auditorium in both periods due to increased shows, attendance and retail revenue.

Entertainment operating expenses increased during the three months and six months ended June 30, 2019, as compared to the same periods in 2018, primarily as a result of the operations of Ole Red Nashville and Ole Red Gatlinburg. In addition, operating expenses increased at the Ryman Auditorium primarily due to the increase in variable expenses associated with the increase in revenue.

Entertainment depreciation expense increased in the three months and six months ended June 30, 2019, as compared to the same periods in 2018, primarily as a result of Ole Red Nashville and Ole Red Gatlinburg and the associated increased depreciable asset levels.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2019	2018	Change	2019	2018	Change
Operating expenses	$8,110	$7,640	6.2%	$17,114	$15,969	7.2%
Depreciation and amortization	392	447	(12.3)%	789	956	(17.5)%
Operating loss	$(8,502)	$(8,087)	(5.1)%	$(17,903)	$(16,925)	5.8%

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, increased in the three months and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to an increase in administrative and employment costs associated with supporting our growth initiatives within our Hospitality and Entertainment segments.

Corporate and Other depreciation and amortization expense decreased in the three months and six months ended June 30, 2019, as compared with the same periods in 2018.

Operating Results – Preopening Costs

Preopening costs of $2.1 million during the six months ended June 30, 2019 primarily include costs associated with Ole Red Gatlinburg, which opened in March 2019, and Gaylord Rockies, which opened on a fully operational basis in first quarter 2019. Preopening costs of $1.5 million and $3.7 million during the three months and six months ended June 30, 2018, respectively, primarily include costs associated with an expansion of the guest rooms and convention space at Gaylord Texan, which opened in the second quarter of 2018, and costs associated with Ole Red Nashville, which opened in May 2018.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2019	2018	Change	2019	2018	Change
Interest expense	$33,492	$19,625	70.7%	$65,579	$36,354	80.4%
Interest income	2,970	2,766	7.4%	5,878	5,519	6.5%
Income (loss) from joint ventures	(167)	1,346	(112.4)%	(167)	(1,242)	86.6%
Other gains and (losses), net	111	36	208.3%	(252)	204	(223.5)%
Provision for income taxes	(8,232)	(5,676)	(45.0)%	(10,206)	(7,885)	(29.4)%

Interest Expense

Interest expense increased $13.9 million during the three months and increased $29.2 million during the six months ended June 30, 2019, as compared to the same periods in 2018, due primarily to interest expense related to the Gaylord Rockies construction and mezzanine loans, which the Company began consolidating at December 31, 2018, as well as increased interest expense related to the Company’s revolving credit facility due to increased borrowings, and a decrease in capitalized interest in the 2019 periods. These increases were partially offset by the 2018 periods including $2.0 million in deferred financing cost write-offs associated with the refinancing of our $500 million term loan B facility.

Cash interest expense increased $12.7 million to $31.9 million in the three months and increased $25.5 million to $62.6 million in the six months ended June 30, 2019, as compared to the same periods in 2018. Non-cash interest expense, which includes amortization and write-off of deferred financing costs, offset by capitalized interest, increased $1.2 million to $1.6 million in the three months and increased $3.7 million to $3.0 million in the six months ended June 30, 2019, as compared to the same periods in 2018.

Our weighted average interest rate on our borrowings, excluding capitalized interest, was 5.3% and 4.8% for the three months ended June 30, 2019 and 2018, respectively and 5.2% and 4.7% for the six months ended June 30, 2019 and 2018, respectively.

Interest Income

Interest income for the three months and six months ended June 30, 2019 and 2018 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6, “Notes Receivable,” to the accompanying condensed consolidated financial statements for additional discussion of interest income on these bonds.

Income (Loss) from Joint Ventures

The loss from joint ventures for the three months and six months ended June 30, 2019 represents preopening losses associated with the joint venture that we entered into in April 2019 with Gray Television, Inc. to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle. The income (loss) from joint ventures for the three months and six months ended June 30, 2018 primarily represents preopening expenses incurred by our Gaylord Rockies joint venture, which opened on a limited basis in December 2018 and on a fully operational basis in first quarter 2019, as well as losses incurred by our previous Opry City Stage joint venture. In addition, the 2018 periods include a gain of $2.8 million recognized from the re-measurement of the pre-existing Opry City Stage equity method investment prior to the Company’s purchase of the remaining joint venture interest in the second quarter of 2018.

Other Gains and (Losses), net

Other gains and (losses), net for the three months and six months ended June 30, 2019 and 2018 represents various miscellaneous items.

Provision for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended June 30, 2019 and 2018, we recorded an income tax provision of $8.2 million and $5.7 million, respectively. For the six months ended June 30, 2019 and 2018, we recorded an income tax provision of $10.2 million and $7.9 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction in all periods.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the six months ended June 30, 2019, our net cash flows provided by operating activities were $138.6 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $191.7 million, partially offset by unfavorable changes in working capital of approximately $53.1 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities primarily attributable to the payment of liabilities associated with our Christmas-related and incentive compensation programs, an increase in accounts receivable due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties, as well as Gaylord Rockies becoming fully operational in 2019. These decreases in cash were partially offset by an increase in accrued interest associated with our outstanding debt and an increase in deferred revenue, primarily attributable to the timing of advanced payments received on upcoming hotel stays and ticketed events at our entertainment venues.

During the six months ended June 30, 2018, our net cash flows provided by operating activities were $131.7 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $158.6 million, partially offset by unfavorable changes in working capital of approximately $26.9 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties, as well as a decrease in accounts payable and accrued liabilities primarily attributable to the payment of liabilities associated with our Christmas-related and incentive compensation programs.

Cash Flows From Investing Activities. During the six months ended June 30, 2019, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $69.1 million, and consisted primarily of a rooms renovation at Gaylord Opryland, the expansion of Gaylord Palms, construction of SoundWaves, a renovation at the Grand Ole Opry House, and ongoing maintenance capital expenditures for our existing properties. This use of cash was partially offset by the receipt of $10.4 million received from the redemption of the governmental bonds previously held by the Gaylord Rockies joint venture, as further described in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein.

During the six months ended June 30, 2018, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $95.4 million and consisted primarily of construction of SoundWaves, the expansion of the guest rooms and convention space at Gaylord Texan, construction of Ole Red Nashville, and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and the payment of cash dividends. During the six months ended June 30, 2019, our net cash flows used in financing activities were $57.7 million, primarily reflecting the payment of $90.7 million in cash dividends and the distribution by the Gaylord Rockies joint venture of $10.6 million to the noncontrolling interest partners in that joint venture, partially offset by increased borrowings under the Gaylord Rockies construction and mezzanine loans of $37.7 million.

During the six months ended June 30, 2018, our net cash flows provided by financing activities were $10.3 million, primarily reflecting the payment of $85.1 in cash dividends, partially offset by $80.5 million in net borrowings under our revolving credit facility.

Liquidity

At June 30, 2019, we had $103.8 million in unrestricted cash and $170.0 million available for borrowing under our revolving credit facility. Subsequent to the Gaylord Rockies refinancing described in Note 17, “Subsequent Events,” to the condensed consolidated financial statements included herein and the related pay down of our revolving credit facility in July 2019, we had $347.0 million available for borrowing under our revolving credit facility at July 31, 2019. During the six months ended June 30, 2019, we paid cash dividends of $90.7 million, incurred capital expenditures of $69.1 million and increased the borrowings under the Gaylord Rockies construction and mezzanine loans by $37.7 million. These net outflows were offset by cash flows from operating activities discussed above, resulting in the increase in our cash balance from December 31, 2018 to June 30, 2019.

We currently plan to pay a quarterly cash dividend of $0.90 per share in October 2019 and January 2020, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2019 by spending between $75 million and $95 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, an expansion of the guest rooms and convention space at Gaylord Palms, a rooms renovation at Gaylord Opryland, and the construction of Ole Red Orlando.

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

At June 30, 2019, we were in compliance with all covenants related to our outstanding debt.

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

In addition, each of the Revolver, Term Loan A and Term Loan B contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the Credit Agreement are as follows (and are unchanged from the previous credit agreement):

●	We must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter of not more than .65 to 1.0.
●	We must maintain a consolidated tangible net worth (as defined in the Credit Agreement) of not less than $175 million plus 75% of the proceeds received by us or any of our subsidiaries in connection with any equity issuance.
●	We must maintain a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.50 to 1.00.
●	We must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

$700 Million Revolving Credit Facility. Pursuant to Amendment No. 1, we extended the maturity of the Revolver to May 23, 2021, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.55% to 2.40%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At June 30, 2019, the interest rate on the Revolver was LIBOR plus 1.80%. Principal is payable in full at maturity. No additional amounts were borrowed under the Revolver at closing.

At June 30, 2019, $529.0 million of borrowings were outstanding under the Revolver, and the lending banks had issued $1.0 million of letters of credit under the Credit Agreement, which left $170.0 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $350 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”) and $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”), which we met at June 30, 2019).

$200 Million Term Loan A Facility. Amendment No. 1 also provides for the Term Loan A, which has a maturity date of May 23, 2022. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.50% to 2.35%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At June 30, 2019, the interest rate on the Term Loan A was LIBOR plus 1.75%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At closing, we drew down on the Term Loan A in full and proceeds were used to pay down a portion of the Revolver.

$500 Million Term Loan B Facility. In May 2017, as part of the Credit Agreement discussed above, we increased the capacity under our previous $400 million term loan B to $500 million. The Term Loan B has a maturity date of May 11, 2024. Amendment No. 2 reduced the applicable interest rate margins for borrowings under the Term Loan B to, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set in the Credit Agreement. At June 30, 2019, the interest rate on the Term Loan B was LIBOR plus 2.00%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. As a result of Amendment No. 2, the commencement date for any Excess Cash Flow payments has been extended to December 31, 2019. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing of Amendment No. 1, we drew down on the Term Loan B in full. Net proceeds, after the repayment of the original $400 million term loan B and certain transaction expenses payable at closing, were used to pay down a portion of the Revolver. Amendment No. 2 did not change the maturity dates existing under the Credit Agreement or result in any increase or decrease in outstanding borrowings. At June 30, 2019, $490.0 million in borrowings were outstanding under the Term Loan B.

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

$500 Million Construction Loan (Gaylord Rockies Joint Venture)

In December 2015, Aurora Convention Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (collectively, “Borrower”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Building Loan Agreement (the “Construction Loan”) with Wells Fargo Bank, N.A., as administrative agent, for a senior loan with available borrowings of up to $500.0 million, of which $495.3 million was outstanding at June 30, 2019. The Construction Loan bore interest at an annual rate equal to LIBOR plus 3.25% and had an original maturity date of December 18, 2019. The Construction Loan was secured by substantially all of the assets of Hotel Owner and an assignment of the hotel’s management agreement. See Note 17, “Subsequent Events,” to the accompanying condensed consolidated financial statements included herein for additional disclosure regarding the July 2019 refinancing of this loan.

$39 Million Mezzanine Loan (Gaylord Rockies Joint Venture)

In December 2015, Aurora Convention Hotel Mezz, LLC (“Mezz”) and Aurora Convention Center Hotel Lessee Midco Member, LLC (collectively, “Mezz Borrower”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Mezzanine Loan Agreement (the “Mezzanine Loan”) with Marriott International Capital Corporation, for a mezzanine loan with available borrowings, as amended, of up to $39.0 million, which was fully drawn at June 30, 2019. The Mezzanine Loans bore interest at an annual rate of LIBOR plus 7.00% and had an original maturity date of December 18, 2019. The Mezzanine Loan was secured by Mezz Borrower’s interests in the joint venture. See Note 17, “Subsequent Events,” to the accompanying condensed consolidated financial statements included herein for additional disclosure regarding the July 2019 refinancing of this loan.

Additional Debt Limitations. Pursuant to the terms of the management agreements and pooling agreement with Marriott for our four wholly-owned Gaylord Hotels, we are subject to certain debt limitations described below.

The management agreements provide for the following limitations on indebtedness encumbering a hotel:

●	The aggregate principal balance of all mortgage and mezzanine debt encumbering the hotel shall be no greater than 75% of the fair market value of the hotel; and
●	The ratio of (a) aggregate Operating Profit (as defined in the management agreement) in the 12 months prior to the closing on the mortgage or mezzanine debt to (b) annual debt service for the hotel shall equal or exceed 1.2:1; but is subject to the pooling agreement described below.

The pooled limitations on Secured Debt (as defined in the pooling agreement) are as follows:

●	The aggregate principal balance of all mortgage and mezzanine debt on Pooled Hotels (as defined in the pooling agreement), shall be no more than 75% of the fair market value of Pooled Hotels.
●	The ratio of (a) aggregate Operating Profit (as defined in the pooling agreement) of Pooled Hotels in the 12 months prior to closing on any mortgage or mezzanine debt to (b) annual debt service for the Pooled Hotels, shall equal or exceed 1.2:1.

Off-Balance Sheet Arrangements

As described in Note 17, “Subsequent Events,” to our condensed consolidated financial statements included herein, in connection with our investment in the Gaylord Rockies joint venture, we have provided limited payment and carry guaranties that, in the aggregate, guarantee payment of 10% of the principal debt, together with interest and operating expenses, of the joint venture’s recently refinanced $800 million term loan.

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Credit Agreement had issued $1.0 million of letters of credit at June 30, 2019. Except as set forth in these paragraphs, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2019, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1) (2)	$2,503,264	$539,264	$1,089,000	$875,000	$—
Finance leases	1,659	244	473	336	606
Operating leases (3)	606,235	5,862	11,787	11,584	577,002
Construction commitments (4)	43,333	43,333	—	—	—
Other	13,311	1,109	2,218	2,218	7,766
Total contractual obligations	$3,167,802	$589,812	$1,103,478	$889,138	$585,374
(1)	Long-term debt commitments do not include approximately $298.2 million in interest payments projected to be due in future years (less than 1 year – $105.3 million; 1-3 years – $133.9 million; 3-5 years – $59.0 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at June 30, 2019 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the interest we paid during the fiscal years 2018, 2017 and 2016. See Note 17, “Subsequent Events,” to the condensed consolidated financial statements included herein for a discussion of the refinancing of the long-term debt commitments associated with the Gaylord Rockies joint venture.
(2)	Debt commitments due in less than one year includes $534.3 million of the Construction Loan and Mezzanine Loan for the Gaylord Rockies joint venture, which were refinanced in July 2019 as discussed further in Note 17, “Subsequent Events,” to the condensed consolidated financial statements included herein.
(3)	Total operating lease commitments of $606.2 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located, which we may extend until January 2101.
(4)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is generally 5.0% of the respective property’s total annual revenue. At June 30, 2019, $43.3 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

The expected cash flows under our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan are estimated based upon the best information currently available, but are not driven by contractual terms. Therefore, these obligations have been excluded from the contractual obligations table above. See Note 8 and Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion related to these obligations. In addition, the timing of the expected cash flows related to our funding obligation in the joint venture described in Note 13, “Commitments and Continencies,” to the condensed consolidated financial statements included herein is not contractually determined. Therefore, this obligation has been excluded from the contractual obligations table above.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, stock-based compensation, depreciation and amortization, income taxes, pension and postretirement benefits other than pension plans, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than our January 1, 2019 adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016-02, “Leases,” as discussed in Note 1, “Basis of Presentation,” to the condensed consolidated financial statements included herein, there were no newly identified critical accounting policies in the first six months of 2019, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under the Revolver bear interest at an annual rate of LIBOR plus 1.80%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $529.0 million in borrowings outstanding under the Revolver at June 30, 2019 would increase by approximately $5.3 million.

Borrowings outstanding under our Term Loan A currently bear interest at an annual rate of LIBOR plus 1.75%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $200.0 million in borrowings outstanding under our Term Loan A at June 30, 2019 would increase by approximately $2.0 million.

Borrowings outstanding under our Term Loan B currently bear interest at an annual rate of LIBOR plus 2.00%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $490.0 million in borrowings outstanding under our Term Loan B at June 30, 2019 would increase by approximately $4.9 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at June 30, 2019. As a result, the interest rate market risk implicit in these investments at June 30, 2019, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At June 30, 2019, the value of the investments in the pension plan was $64.7 million, and an immediate 10% decrease in this value would have reduced the value of the investments in the pension plan by approximately $6.5 million.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

On July 31, 2019, the Company completed the acquisition of additional interests in the Gaylord Rockies joint venture. For additional discussion of this purchase, see Note 17, “Subsequent Events,” to the condensed consolidated financial statements included herein.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8K filed October 1, 2012).

10.1

Second Amended and Restated Loan Agreement entered into as of July 2, 2019, among Aurora Convention Center Hotel, LLC, Aurora Convention Center Hotel Lessee, LLC, Wells Fargo Bank, National Association, and the financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed July 5, 2019).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in Inline XBRL (eXtensible Business

Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three months and six months ended June 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: August 6, 2019	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President, Corporate
Controller and Chief Accounting Officer