Form 10-Q
period 2019-09-30
Ryman Hospitality Properties, Inc.
filed 2019-11-05
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2019
Common Stock, par value $.01	51,446,724 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2019

INDEX

Page

Part I - Financial Information	3

Item 1. Financial Statements.	3

Condensed Consolidated Balance Sheets (Unaudited) – September 30, 2019 and December 31, 2018	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) - For the Three Months and Nine Months Ended September 30, 2019 and 2018	4

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Nine Months Ended September 30, 2019 and 2018	5

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) - For the Three Months and Nine Months Ended September 30, 2019 and 2018	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	57

Item 4. Controls and Procedures.	57

Part II - Other Information	58

Item 1. Legal Proceedings.	58

Item 1A. Risk Factors.	58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	58

Item 3. Defaults Upon Senior Securities.	58

Item 4. Mine Safety Disclosures.	58

Item 5. Other Information.	58

Item 6. Exhibits.	58

SIGNATURES	60

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2019	2018
ASSETS:
Property and equipment, net of accumulated depreciation (including $987,557 and $1,018,499 from VIEs, respectively)	$3,131,365	$3,149,095
Cash and cash equivalents - unrestricted (including $34,170 and $11,648 from VIEs, respectively)	101,786	103,437
Cash and cash equivalents - restricted (including $8,297 and $5 from VIEs, respectively)	57,673	45,652
Notes receivable	107,544	122,209
Trade receivables, less allowance of $867 and $763, respectively (including $23,059 and $2,019 from VIEs, respectively)	83,168	67,923
Deferred income tax assets, net	30,572	40,557
Prepaid expenses and other assets (including $26,068 and $20,419 from VIEs, respectively)	101,534	78,240
Intangible assets (including $212,367 and $241,973 from VIEs, respectively)	217,095	246,770
Total assets	$3,830,737	$3,853,883

LIABILITIES AND EQUITY:
Debt and finance lease obligations (including $792,204 and $494,578 from VIEs, respectively)	$2,581,312	$2,441,895
Accounts payable and accrued liabilities (including $49,777 and $70,215 from VIEs, respectively)	258,045	274,890
Dividends payable	47,303	45,019
Deferred management rights proceeds	176,105	174,026
Operating lease liabilities	105,864	—
Other liabilities	71,278	161,043
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	279,352	287,433
Stockholders' equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 51,446 and 51,336 shares issued and outstanding, respectively	514	513
Additional paid-in capital	900,247	900,795
Treasury stock of 612 and 592 shares, at cost	(16,763)	(15,183)
Accumulated deficit	(534,403)	(388,524)
Accumulated other comprehensive loss	(38,117)	(28,024)
Total stockholders' equity	311,478	469,577
Total liabilities and stockholders' equity	$3,830,737	$3,853,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Rooms	$134,950	$103,181	$411,866	$332,490
Food and beverage	155,173	118,496	499,346	392,488
Other hotel revenue	38,134	27,563	111,684	81,129
Entertainment	51,530	43,009	135,385	108,446
Total revenues	379,787	292,249	1,158,281	914,553

Operating expenses:
Rooms	37,116	29,563	108,184	88,550
Food and beverage	88,584	67,305	270,623	211,677
Other hotel expenses	91,608	74,350	273,074	226,965
Management fees, net	8,388	6,558	28,543	22,323
Total hotel operating expenses	225,696	177,776	680,424	549,515
Entertainment	34,022	31,327	92,722	80,947
Corporate	9,404	7,212	26,518	23,181
Preopening costs	164	300	2,274	3,972
Depreciation and amortization	53,998	30,994	160,560	89,655
Impairment charges	—	4,540	—	4,540
Total operating expenses	323,284	252,149	962,498	751,810

Operating income	56,503	40,100	195,783	162,743
Interest expense	(35,261)	(19,220)	(100,840)	(55,574)
Interest income	2,878	2,678	8,756	8,197
Loss on extinguishment of debt	(494)	—	(494)	—
Loss from joint ventures	(308)	(985)	(475)	(2,227)
Other gains and (losses), net	1,109	1,881	857	2,085
Income before income taxes	24,427	24,454	103,587	115,224

Provision for income taxes	(3,537)	(1,863)	(13,743)	(9,748)
Net income	20,890	22,591	89,844	105,476

Net loss attributable to noncontrolling interest in consolidated joint venture	1,459	—	11,296	—
Net income available to common stockholders	$22,349	$22,591	$101,140	$105,476

Basic income per share available to common stockholders	$0.43	$0.44	$1.97	$2.06
Diluted income per share available to common stockholders	$0.43	$0.44	$1.95	$2.05

Dividends declared per common share	$0.90	$0.85	$2.70	$2.55

Comprehensive income, net of taxes	$13,297	$26,030	$82,458	$109,077
Comprehensive loss, net of taxes, attributable to noncontrolling interest	3,353	—	13,190	—
Comprehensive income, net of taxes, available to common stockholders	$16,650	$26,030	$95,648	$109,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$89,844	$105,476
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision for deferred income taxes	10,865	8,591
Depreciation and amortization	160,560	89,655
Amortization of deferred financing costs	5,805	4,237
Impairment charges	—	4,540
Write-off of deferred financing costs	2,833	1,956
Loss from joint ventures	475	2,227
Stock-based compensation expense	5,862	5,824
Changes in:
Trade receivables	(15,244)	(22,975)
Accounts payable and accrued liabilities	(19,905)	34,679
Other assets and liabilities	(9,954)	(8,934)
Net cash flows provided by operating activities	231,141	225,276

Cash Flows from Investing Activities:
Purchases of property and equipment	(109,603)	(132,804)
Collection of notes receivable	13,211	2,560
Purchase of additional interest in Gaylord Rockies joint venture, net of cash acquired	(5,481)	—
Investment in other joint ventures	(2,241)	(2,199)
Purchase of remaining interest in Opry City Stage, net of cash acquired	—	(3,948)
Other investing activities	236	(6,151)
Net cash flows used in investing activities	(103,878)	(142,542)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	(302,000)	99,000
Repayments under term loan B	(3,750)	(2,500)
Issuance of senior notes	500,000	—
Redemption of senior notes	(350,000)	—
Borrowing under Gaylord Rockies term loan	800,000	—
Repayment of Gaylord Rockies construction and mezzanine loans	(496,612)	—
Deferred financing costs paid	(17,587)	(642)
Payment of dividends	(137,037)	(128,769)
Distribution from consolidated joint venture to noncontrolling interest partners	(105,793)	—
Payment of tax withholdings for share-based compensation	(3,965)	(4,121)
Other financing activities	(149)	(15)
Net cash flows used in financing activities	(116,893)	(37,047)

Net change in cash, cash equivalents, and restricted cash	10,370	45,687
Cash, cash equivalents, and restricted cash, beginning of period	149,089	78,710
Cash, cash equivalents, and restricted cash, end of period	$159,459	$124,397

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$101,786	$86,025
Cash and cash equivalents - restricted	57,673	38,372
Cash, cash equivalents, and restricted cash, end of period	$159,459	$124,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Stock	Capital	Stock	Deficit	Loss	Equity	Interest
BALANCE, December 31, 2018	$513	$900,795	$(15,183)	$(388,524)	$(28,024)	$469,577	$287,433
Net income	—	—	—	29,408	—	29,408	(6,738)
Adjustment of noncontrolling interest to redemption value	—	—	—	(10,420)	—	(10,420)	10,420
Transition adjustment related to adoption of ASU 2018-02	—	—	—	2,707	(2,707)	—	—
Other comprehensive income, net of income taxes	—	—	—	—	109	109	—
Payment of dividends	—	168	(504)	(46,076)	—	(46,412)	—
Restricted stock units and stock options surrendered	1	(3,825)	—	—	—	(3,824)	—
Stock-based compensation expense	—	2,026	—	—	—	2,026	—
BALANCE, March 31, 2019	$514	$899,164	$(15,687)	$(412,905)	$(30,622)	$440,464	$291,115
Net income	—	—	—	49,383	—	49,383	(3,099)
Adjustment of noncontrolling interest to redemption value	—	—	—	(10,293)	—	(10,293)	10,293
Other comprehensive income, net of income taxes	—	—	—	—	98	98	—
Payment of dividends	—	93	—	(46,593)	—	(46,500)	—
Distribution from consolidated joint venture to noncontrolling interest partners	—	—	—	—	—	—	(10,591)
Restricted stock units and stock options surrendered	—	(63)	—	—	—	(63)	—
Stock-based compensation expense	—	1,935	—	—	—	1,935	—
BALANCE, June 30, 2019	$514	$901,129	$(15,687)	$(420,408)	$(30,524)	$435,024	$287,718
Net income	—	—	—	22,349	—	22,349	(1,459)
Adjustment of noncontrolling interest to redemption value	—	—	—	(90,877)	—	(90,877)	90,877
Other comprehensive loss, net of income taxes	—	—	—	—	(7,593)	(7,593)	—
Purchase of additional ownership interest in consolidated joint venture	—	(2,899)	—	—	—	(2,899)	(2,582)
Payment of dividends	—	135	(1,076)	(45,467)	—	(46,408)	—
Exercise of stock options	—	71	—	—	—	71	—
Distribution from consolidated joint venture to noncontrolling interest partners	—	—	—	—	—	—	(95,202)
Restricted stock units and stock options surrendered	—	(90)	—	—	—	(90)	—
Stock-based compensation expense	—	1,901	—	—	—	1,901	—
BALANCE, September 30, 2019	$514	$900,247	$(16,763)	$(534,403)	$(38,117)	$311,478	$279,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Stock	Capital	Stock	Deficit	Loss	Equity	Interest
BALANCE, December 31, 2017	$512	$896,759	$(13,253)	$(479,170)	$(26,692)	$378,156	$—
Net income	—	—	—	27,339	—	27,339	—
Transition adjustment related to adoption of ASU 2014-09	—	—	—	(134)	—	(134)	—
Other comprehensive income, net of income taxes	—	—	—	—	78	78	—
Payment of dividends	—	167	(454)	(43,461)	—	(43,748)	—
Restricted stock units and stock options surrendered	1	(3,692)	—	—	—	(3,691)	—
Stock-based compensation expense	—	1,923	—	—	—	1,923	—
BALANCE, March 31, 2018	$513	$895,157	$(13,707)	$(495,426)	$(26,614)	$359,923	$—
Net income	—	—	—	55,546	—	55,546	—
Other comprehensive income, net of income taxes	—	—	—	—	84	84	—
Payment of dividends	—	102	(488)	(43,399)	—	(43,785)	—
Restricted stock units and stock options surrendered	—	(80)	—	—	—	(80)	—
Stock-based compensation expense	—	2,006	—	—	—	2,006	—
BALANCE, June 30, 2018	$513	$897,185	$(14,195)	$(483,279)	$(26,530)	$373,694	$—
Net income	—	—	—	22,591	—	22,591	—
Other comprehensive income, net of income taxes	—	—	—	—	3,439	3,439	—
Payment of dividends	—	115	—	(43,889)	—	(43,774)	—
Restricted stock units and stock options surrendered	—	(350)	—	—	—	(350)	—
Stock-based compensation expense	—	1,895	—	—	—	1,895	—
BALANCE, September 30, 2018	$513	$898,845	$(14,195)	$(504,577)	$(23,091)	$357,495	$—

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

At September 30, 2019, the Company also owns a 62.1% interest in a joint venture (the “Gaylord Rockies joint venture”) that owns the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which opened in December 2018 and is managed by Marriott. As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, management has concluded that the Company is the primary beneficiary of this variable interest entity. As such, the Company has consolidated the assets, liabilities and results of operations of the Gaylord Rockies joint venture in the accompanying condensed consolidated financial statements. The portion of the Gaylord Rockies joint venture that the Company does not own is recorded as noncontrolling interest in consolidated joint venture in the accompanying condensed consolidated balance sheet, and any adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statement of stockholders’ equity. Creditors of the Gaylord Rockies joint venture have no recourse to the general credit of the Company, except with respect to certain limited loan guarantees as discussed in Note 7, “Debt” and Note 13, “Commitments and Contingencies” to the condensed consolidated financial statements included herein.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” which will change how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. An entity will apply these amendments with a modified-retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For debt securities for which an other-than-temporary impairment has been previously recognized, a prospective transition approach for the prior other-than-temporary impairment is required. The ASU is effective for the Company in the first quarter of 2020. The Company is currently evaluating the effects of this ASU on its financial statements, and such effects have not yet been determined.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities,” which makes more financial and nonfinancial hedging strategies eligible for hedge accounting, changes how companies assess hedge effectiveness, and amends the presentation and disclosure requirements for hedging transactions. The Company adopted this ASU in the first quarter of 2019, and this adoption did not have a material impact on the Company’s financial statements.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Hotel group rooms	$93,172	$69,258	$301,932	$241,804
Hotel transient rooms	41,778	33,923	109,934	90,686
Hotel food and beverage - banquets	104,961	82,742	354,678	280,729
Hotel food and beverage - outlets	50,212	35,754	144,668	111,759
Hotel other	38,134	27,563	111,684	81,129
Entertainment admissions/ticketing	24,075	19,215	59,658	51,282
Entertainment food and beverage	17,617	14,606	47,504	33,000
Entertainment retail and other	9,838	9,188	28,223	24,164
Total revenues	$379,787	$292,249	$1,158,281	$914,553

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Gaylord Opryland	$90,186	$80,591	$278,131	$258,251
Gaylord Palms	40,854	38,901	148,127	147,071
Gaylord Texan	66,508	62,826	207,873	179,794
Gaylord National	59,128	60,304	202,886	200,747
Gaylord Rockies	64,949	—	165,628	—
AC Hotel	2,882	2,496	8,631	8,378
Inn at Opryland and other	3,750	4,122	11,620	11,866
Total Hospitality segment revenues	$328,257	$249,240	$1,022,896	$806,107

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At September 30, 2019 and December 31, 2018, the Company had $84.7 million and $69.3 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2018, approximately $52.7 million was recognized in revenue during the nine months ended September 30, 2019.

3. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average shares outstanding - basic	51,444	51,325	51,411	51,281
Effect of dilutive stock-based compensation	125	194	152	195
Effect of dilutive put rights	263	—	263	—
Weighted average shares outstanding - diluted	51,832	51,519	51,826	51,476

As more fully discussed in Note 13, “Commitments and Contingencies,” to the condensed consolidated financial statements included herein, certain affiliates of Ares Management, L.P. (“Ares”) each have a put right to require the Company to purchase their joint venture interests in the Gaylord Rockies joint venture in consideration of cash or operating partnership units (“OP Units”) of RHP Hotel Properties, LP (the “Operating Partnership”). Any OP Units issued by the Operating Partnership to the certain affiliates of Ares will be redeemable at the option of the holders thereof for shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is comprised of amounts related to the Company’s minimum pension liability discussed in Note 11, “Pension and Postretirement Benefits Other Than Pension Plans,” interest rate derivatives designated as a cash flow hedge of the Gaylord Rockies joint venture’s outstanding term loan discussed in Note 7, “Debt,” and amounts related to an other-than-temporary impairment of a held-to-maturity investment with respect to the notes receivable discussed in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein, and Note 3, “Notes Receivable,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2019 and 2018 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2018	$(21,814)	$(6,210)	$—	$(28,024)
Losses arising during period	(5,164)	—	(3,789)	(8,953)
Amounts reclassified from accumulated other comprehensive loss	1,635	249	(1,197)	687
Income tax benefit	880	—	—	880
Net other comprehensive income (loss)	(2,649)	249	(4,986)	(7,386)
Transition adjustment related to adoption of ASU 2018-02 (see Note 1)	(2,707)	—	—	(2,707)
Balance, September 30, 2019	$(27,170)	$(5,961)	$(4,986)	$(38,117)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2017	$(20,149)	$(6,543)	$—	$(26,692)
Gains arising during period	3,439	—	—	3,439
Amounts reclassified from accumulated other comprehensive loss	990	249	—	1,239
Income tax expense	(1,077)	—	—	(1,077)
Net other comprehensive income	3,352	249	—	3,601
Balance, September 30, 2018	$(16,797)	$(6,294)	$—	$(23,091)

5. PROPERTY AND EQUIPMENT:

Property and equipment, including right-of-use finance lease assets, at September 30, 2019 and December 31, 2018 is recorded at cost (except for right-of-use finance lease assets) and summarized as follows (in thousands):

	September 30,	December 31,
	2019	2018
Land and land improvements	$348,867	$347,654
Buildings	3,427,468	3,379,041
Furniture, fixtures and equipment	963,901	913,528
Right-of-use finance lease assets	1,613	—
Construction-in-progress	56,021	48,295
	4,797,870	4,688,518
Accumulated depreciation and amortization	(1,666,505)	(1,539,423)
Property and equipment, net	$3,131,365	$3,149,095

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in connection with the development of Gaylord National, the Company is currently holding two issuances of governmental bonds with a total carrying value of $107.5 million and $111.0 million at September 30, 2019 and December 31, 2018, respectively. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

During the three months ended September 30, 2019 and 2018, the Company recorded interest income of $2.5 million and $2.6 million, respectively, on these bonds. During the nine months ended September 30, 2019 and 2018, the Company recorded interest income of $7.7 million and $7.9 million, respectively, on these bonds. The Company received payments of $11.3 million and $10.9 million during the nine months ended September 30, 2019 and 2018, respectively, relating to these bonds.

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in connection with the development of certain infrastructure adjacent to Gaylord Rockies, at December 31, 2018, the Gaylord Rockies joint venture was holding two issuances of governmental bonds with a carrying value of $11.2 million, including interest. The debt service and principal payments on such bonds were payable from tax increments and special hotel rental taxes generated from the surrounding development through the maturity dates of December 1, 2030 and December 1, 2040, respectively. In April 2019, these bonds were redeemed by the issuer, and the joint venture received the outstanding principal and interest, which resulted in no impact to the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2019.

7. DEBT:

The Company’s debt and finance lease obligations at September 30, 2019 and December 31, 2018 consisted of (in thousands):

	September 30,	December 31,
	2019	2018
$700M Revolving Credit Facility, interest at LIBOR plus 1.80%, maturing May 23, 2021, less unamortized deferred financing costs of $4,570 and $6,542	$218,430	$518,458
$200M Term Loan A, interest at LIBOR plus 1.75%, maturing May 23, 2022, less unamortized deferred financing costs of $960 and $1,220	199,040	198,780
$500M Term Loan B, interest at LIBOR plus 2.00%, maturing May 11, 2024, less unamortized deferred financing costs of $4,637 and $5,307	482,863	485,943
$350M Senior Notes, interest at 5.0%, original maturity April 15, 2021, less unamortized deferred financing costs of $0 and $2,385	—	347,615
$400M Senior Notes, interest at 5.0%, maturing April 15, 2023, less unamortized deferred financing costs of $3,441 and $4,097	396,559	395,903
$500M Senior Notes, interest at 4.75%, maturing October 15, 2027, less unamortized deferred financing costs of $8,385 and $0	491,615	—
$800M Term Loan (Gaylord Rockies joint venture), interest at LIBOR plus 2.50%, maturing July 2, 2023, less unamortized deferred financing costs of $8,546 and $0	791,454	—
$500M Construction Loan (Gaylord Rockies joint venture), original maturity December 18, 2019, less unamortized deferred financing costs of $0 and $1,807	—	457,090
$39M Mezzanine Loan (Gaylord Rockies joint venture), original maturity December 18, 2019, less unamortized deferred financing costs of $0 and $227	—	37,488
Finance lease obligations	1,351	618
Total debt	$2,581,312	$2,441,895

Amounts due within one year consist of the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

At September 30, 2019, the Company was in compliance with all of its covenants related to its outstanding debt.

See Note 17, “Subsequent Events,” for discussion of October 2019 refinancing of the Company’s $700 million revolving credit facility and $200 million term loan A.

$500 Million 4.75% Senior Notes Due 2027

In September 2019, the Operating Partnership and RHP Finance Corporation, a Delaware corporation and wholly-owned subsidiary of the Operating Partnership (“Finco”), completed the private placement of $500.0 million in aggregate principal amount of senior notes due 2027 (the “$500 Million 4.75% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $500 Million 4.75% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $500 Million 4.75% Senior Notes have a maturity date of October 15, 2027 and bear interest at 4.75% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2020. The $500 Million 4.75% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness and senior in right of payment to future subordinated indebtedness, if any. The $500 Million 4.75% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $500 Million 4.75% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $500 Million 4.75% Senior Notes.

The $500 Million 4.75% Senior Notes are redeemable before October 15, 2022, in whole or in part, at 100.00% of the principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the redemption date plus a make-whole redemption premium. The $500 Million 4.75% Senior Notes will be redeemable, in whole or in part, at any time on or after October 15, 2022 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.563%, 102.375%, 101.188%, and 100.00% beginning on October 15 of 2022, 2023, 2024, and 2025, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

In connection with the issuance of the $500 Million 4.75% Senior Notes, the Company entered into a registration rights agreement that requires it to complete a registered offer to exchange the $500 Million 4.75% Senior Notes for registered notes with substantially identical terms as the $500 Million 4.75% Senior Notes on or before September 18, 2020.

The net proceeds from the issuance of the $500 Million 4.75% Senior Notes totaled approximately $493 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used substantially all of these proceeds to repurchase a portion of the $350 Million 5% Senior Notes due 2021 (the “$350 Million 5% Senior Notes”) validly tendered and accepted for purchase pursuant to the Company’s previously announced cash tender offer, redeem the remaining portion of the $350 Million 5% Senior Notes, as discussed below, and to repay a portion of the amounts outstanding under the Company’s revolving credit facility. See Note 17, “Subsequent Events,” for discussion regarding additional notes issued pursuant to the indenture governing the $500 Million 4.75% Senior Notes in October 2019.

$350 Million 5% Senior Notes Due 2021

In September 2019, the Company commenced a cash tender offer for any and all outstanding $350 Million 5% Senior Notes at a redemption price of $1,002.50 per $1,000 principal amount. Pursuant to the tender offer, $197.5 million aggregate principal amount of the $350 Million 5% Senior Notes were validly tendered. As a result of the Company’s purchase of tendered $350 Million 5% Senior Notes, the Company recognized a loss on extinguishment of debt of $0.5 million in the three months and nine months ended September 30, 2019. The Company used a portion of the proceeds from the issuance of the $500 Million 4.75% Senior Notes to fund the tender offer.

In accordance with the indenture governing the $350 Million 5% Senior Notes, subsequent to expiration of the tender offer, in September 2019 the Company gave irrevocable notice of the redemption of all remaining $350 Million 5% Senior Notes not tendered in the tender offer and irrevocably deposited with the trustee for the $350 Million 5% Senior Notes an amount sufficient to pay the redemption price of the $350 Million 5% Senior Notes called for redemption at that date, including interest. Accordingly, the $350 Million 5% Senior Notes are no longer reflected in the accompanying condensed consolidated balance sheet at September 30, 2019. The Company used a portion of the proceeds from the issuance of the $500 Million 4.75% Senior Notes to fund the redemption.

As a result of the refinancing of the $350 Million 5% Senior Notes, the Company wrote off $1.7 million of unamortized deferred financing costs, which are recorded as interest expense in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2019.

$800 Million Term Loan (Gaylord Rockies Joint Venture)

On July 2, 2019, Aurora Convention Center Hotel, LLC and Aurora Convention Center Hotel Lessee, LLC, subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced the Gaylord Rockies joint venture’s existing $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility and also includes the option for an additional $80.0 million of borrowing capacity should the Gaylord Rockies joint venture decide to pursue a future expansion of Gaylord Rockies. The Gaylord Rockies Loan matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bears interest at LIBOR plus 2.50%. Simultaneous with closing, the Gaylord Rockies joint venture entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. The Company has designated this interest rate swap as an effective cash flow hedge.

The proceeds from the Gaylord Rockies Loan were used by the Gaylord Rockies joint venture to repay the previously outstanding $500 million construction loan and $39 million mezzanine loan, and, after payment of expenses, the Gaylord Rockies joint venture distributed the excess proceeds to the owners of the Gaylord Rockies joint venture pro rata in proportion to their interests therein. The noncontrolling interest owners received a distribution of approximately $95 million, and the Company received a distribution of approximately $153 million, which was used to repay a portion of the outstanding indebtedness under the Company’s $700 million revolving credit facility.

The Gaylord Rockies Loan is secured by a deed of trust lien on the Gaylord Rockies real estate and related assets. The Company and an affiliate of RIDA each entered into limited repayment and carry guaranties that, in the aggregate, guarantee repayment of 10% of the principal debt, together with interest and operating expenses, which are to be released once the Gaylord Rockies joint venture achieves a certain debt service coverage threshold as defined in the Gaylord Rockies Loan. Generally, the Gaylord Rockies Loan is non-recourse to the Company, subject to (i) those limited guaranties, (ii) a completion guaranty in the event the expansion is pursued and (iii) customary non-recourse carve-outs.

As a result of the refinancing, the Gaylord Rockies joint venture wrote off $1.1 million of unamortized deferred financing costs, which are recorded as interest expense in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2019.

Interest Rate Derivatives

The Company may enter into interest rate swap agreements to hedge against interest rate fluctuations. The Gaylord Rockies joint venture has entered into an interest rate swap to manage interest rate risk associated with the Gaylord Rockies Loan. The Gaylord Rockies joint venture has designated this swap as a cash flow hedge whereby the joint venture receives variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount. Neither the Company nor the Gaylord Rockies joint venture use derivatives for trading or speculative purposes and currently do not hold any derivatives that are not designated as hedges.

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that an immaterial amount will be reclassified from accumulated other comprehensive loss to interest expense in the next twelve months.

At September 30, 2019, the Gaylord Rockies joint venture had one outstanding interest rate swap in the notional amount of $800.0 million that matures in August 2022.

The Company had no derivative assets at September 30, 2019 or December 31, 2018. The fair value of the Company’s derivative liabilities, as well as their classification on the accompanying condensed consolidated balance sheets, at September 30, 2019 and December 31, 2018 is as follows (in thousands):

	Derivative Liabilities
	Balance Sheet	September 30,	December 31,
	Location	2019	2018
Derivatives designated as hedging instruments:
Interest rate swap	Other liabilities	$4,986	$—
Total derivatives		$4,986	$—

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI			Reclassified from Accumulated
	on Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	September 30,		Accumulated OCI	September 30,
	2019	2018	into Income (Expense)	2019	2018
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap	$(3,789)	$—	Interest expense	$1,197	$—
Total derivatives	$(3,789)	$—		$1,197	$—

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from Accumulated
	Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Nine Months Ended		Reclassified from	Nine Months Ended
	September 30,		Accumulated OCI	September 30,
	2019	2018	into Income (Expense)	2019	2018
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap	$(3,789)	$—	Interest expense	$1,197	$—
Total derivatives	$(3,789)	$—		$1,197	$—

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended September 30, 2019 and 2018 was $35.3 million and $19.2 million, respectively, and for the nine months ended September 30, 2019 and 2018 was $100.8 million and $55.6 million, respectively.

At September 30, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $5.1 million. As of September 30, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $5.1 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

See Note 17, “Subsequent Events,” for discussion of interest rate swaps entered into in October 2019 related to the Company’s $500 million term loan B.

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

9. LEASES:

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which Gaylord Palms is located, building or land leases for Ole Red Gatlinburg, Ole Red Orlando and Ole Red Tishomingo, various warehouse, general office and other equipment leases. The Gaylord Palms land lease has a term through 2074, which may be extended through January 2101, at the Company’s discretion. The leases for Ole Red locations range from five to ten years, with renewal options ranging from one to forty years, at the Company’s discretion. Extension options are not considered reasonably assured and thus are not included in the Company’s calculation of its right-of-use assets and lease liabilities.

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

The Company’s lease costs for the three months and nine months ended September 30, 2019 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
Operating lease cost	$3,167	$9,742
Finance lease cost:
Amortization of right-of-use assets	43	120
Interest on lease liabilities	18	49
Net lease cost	$3,228	$9,911

Lease expense for operating leases for the three months and nine months ended September 30, 2018 was $3.9 million and $10.5 million, respectively.

Future minimum lease payments under non-cancelable leases at September 30, 2019 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$6,159	$260
Year 2	6,206	260
Year 3	5,942	241
Year 4	5,973	232
Year 5	5,823	60
Years thereafter	575,562	609
Total future minimum lease payments	605,665	1,662
Less amount representing interest	(499,801)	(311)
Total present value of minimum payments	$105,864	$1,351

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	51.1	years
Finance leases	10.2	years
Weighted-average discount rate:
Operating leases	6.8%
Finance leases	4.0%

10. STOCK PLANS:

During the nine months ended September 30, 2019, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $89.38 per unit. There were 0.3 million and 0.4 million restricted stock units outstanding at September 30, 2019 and December 31, 2018, respectively.

The compensation expense that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.9 million for each of the three months ended September 30, 2019 and 2018, and $5.9 million and $5.8 million for the nine months ended September 30, 2019 and 2018, respectively.

11. PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest cost	$798	$808	$2,554	$2,422
Expected return on plan assets	(935)	(1,087)	(2,822)	(3,259)
Amortization of net actuarial loss	293	259	866	778
Net settlement loss	1,577	1,004	1,577	1,004
Total net periodic pension expense	$1,733	$984	$2,175	$945

As a result of increased lump-sum distributions from the Company’s qualified retirement plan during 2019 and 2018, net settlement losses of $1.6 million and $1.0 million were recognized in the three months and nine months ended September 30, 2019 and 2018, respectively.

In addition, the increase in lump-sum distributions required the Company to re-measure its liability under its pension plan as of August 31, 2019. As a result of the re-measurement, as well as a decrease in the pension plan’s assumed discount rate from 3.95% at December 31, 2018 to 2.63% at August 31, 2019, the Company recorded a $5.2 million increase in its liability under the pension plan and a corresponding increase in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet at September 30, 2019.

Net postretirement benefit income reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest cost	$26	$24	$76	$72
Amortization of net actuarial loss	55	64	178	193
Amortization of prior service credit	(329)	(329)	(986)	(986)
Total net postretirement benefit income	$(248)	$(241)	$(732)	$(721)

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

The Company recorded an income tax provision of $3.5 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively, and $13.7 million and $9.7 million for the nine months ended September 30, 2019 and 2018, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction.

At September 30, 2019 and December 31, 2018, the Company had no unrecognized tax benefits.

13. COMMITMENTS AND CONTINGENCIES:

Pursuant to the Gaylord Rockies joint venture agreements, certain affiliates of Ares each have a put right to require the Company to purchase their joint venture interests at a defined appraised value during an annual window period or under certain other circumstances (which joint venture interests are not currently redeemable) in consideration of cash or OP Units of the Operating Partnership. Such OP Units have economic terms that are substantially similar to shares of the Company’s common stock. Any OP Units issued by the Operating Partnership to the Ares affiliates will be redeemable at the option of the holders thereof for shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments.

Affiliates of RIDA Development Corporation (“RIDA”) also have a put right at a defined appraised value for cash, which will become exercisable at the earlier of December 31, 2023 or the date on which a certain change of control of RIDA occurs.

In connection with its investment in the Gaylord Rockies joint venture, the Company and an affiliate of RIDA each entered limited repayment and carry guaranties that, in the aggregate, guarantee repayment of 10% of the principal debt, together with interest and operating expenses, which are to be released once the Gaylord Rockies joint venture achieves a certain debt service coverage threshold as defined in the Gaylord Rockies Loan. Generally, the Gaylord Rockies Loan is non-recourse to the Company, subject to (i) those limited guaranties, (ii) a completion guaranty in the event a property expansion is pursued, and (iii) customary non-recourse carve-outs.

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

On September 16, 2019, the Company’s board of directors declared the Company’s third quarter 2019 cash dividend in the amount of $0.90 per share of common stock, or an aggregate of approximately $46.3 million in cash, which was paid on October 15, 2019 to stockholders of record as of the close of business on September 30, 2019.

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

At September 30, 2019 and December 31, 2018, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan and the Gaylord Rockies joint venture’s derivative instruments related to interest rates discussed in Note 7, “Debt.”

The investments held by the Company in connection with its deferred compensation plan consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.

The Gaylord Rockies joint venture’s interest rate derivative instrument consists of over-the-counter swap contracts, which are not traded on a public exchange. The Gaylord Rockies joint venture determines the fair value of these swap contracts based on a widely accepted valuation methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows, using interest rates derived from observable market interest rate curves and volatilities, with appropriate adjustments for any significant impact of non-performance risk of the parties to the swap contracts. Therefore, the Gaylord Rockies joint venture has categorized these swap contracts as Level 2.

The Company has consistently applied the above valuation techniques in all periods presented and believes it has obtained the most accurate information available for each type of instrument.

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, were as follows (in thousands):

		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$27,827	$27,827	$—	$—
Total assets measured at fair value	$27,827	$27,827	$—	$—

Variable to fixed interest rate swaps	$4,986	$—	$4,986	$—
Total liabilities measured at fair value	$4,986	$—	$4,986	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$24,687	$24,687	$—	$—
Total assets measured at fair value	$24,687	$24,687	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

The remainder of the assets and liabilities held by the Company at September 30, 2019 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximate fair value.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Hospitality	$328,257	$249,240	$1,022,896	$806,107
Entertainment	51,530	43,009	135,385	108,446
Corporate and Other	—	—	—	—
Total	$379,787	$292,249	$1,158,281	$914,553

Depreciation and amortization:
Hospitality	$50,445	$27,946	$150,909	$81,379
Entertainment	3,132	2,613	8,441	6,885
Corporate and Other	421	435	1,210	1,391
Total	$53,998	$30,994	$160,560	$89,655

Operating income:
Hospitality	$52,116	$43,518	$191,563	$175,213
Entertainment	14,376	9,069	34,222	20,614
Corporate and Other	(9,825)	(7,647)	(27,728)	(24,572)
Preopening costs (1)	(164)	(300)	(2,274)	(3,972)
Impairment charges (2)	—	(4,540)	—	(4,540)
Total operating income	56,503	40,100	195,783	162,743

Interest expense	(35,261)	(19,220)	(100,840)	(55,574)
Interest income	2,878	2,678	8,756	8,197
Loss from extinguishment of debt	(494)	—	(494)	—
Loss from joint ventures	(308)	(985)	(475)	(2,227)
Other gains and (losses), net	1,109	1,881	857	2,085
Income before income taxes	$24,427	$24,454	$103,587	$115,224
(1)	Preopening costs for the three months ended September 30, 2019 relate to the Entertainment segment. Preopening costs for the three months ended September 30, 2018 include $0.2 million and $0.1 million for the Hospitality and Entertainment segments, respectively. Preopening costs for the nine months ended September 30, 2019 include $0.6 million and $1.6 million for the Hospitality and Entertainment segments, respectively. Preopening costs for the nine months ended September 30, 2018 include $2.2 million and $1.7 million for the Hospitality and Entertainment segments, respectively.
(2)	Impairment charges for the 2018 periods relate to the Entertainment segment.

17. SUBSEQUENT EVENTS:

On October 31, 2019, the Company entered into a Sixth Amended and Restated Credit Agreement among the Company, as guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, which amended and restated the Company’s existing credit facility. As amended, the maturity dates for the Company’s $700 million revolving credit facility and $200 million term loan A were extended to March 31, 2024 and March 31, 2025, respectively. In addition, the $200 million term loan A portion of the facility was increased to $300 million, and the accordion feature related to the facility was increased from $500 million to $600 million. Further, the applicable margin on the interest rate for the revolving credit facility and the term loan A portions of the credit facility were decreased. There were no changes to the terms of the $500 million term loan B portion of the credit facility.

The net proceeds of the increase in the term loan A, after deducting initial transaction expenses payable at closing, totaled approximately $94 million and, along with cash on hand, were used to repay $100 million of the outstanding indebtedness under the $500 million term loan B.

In October 2019, the Company entered into four interest rate swaps related to the Company’s $500 million term loan B and has designated these swaps as effective cash flow hedges whereby the Company receives variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount. The total notional amount of these interest rate swaps is $350.0 million, and they each mature in 2023.

In October 2019, the Operating Partnership and Finco completed a tack-on private placement of $200.0 million in aggregate principal amount of 4.75% senior notes due 2027 (the “additional 2027 notes”) at an issue price of 101.250% of their aggregate principal amount plus accrued interest from the September 19, 2019 issue date for the $500 Million 4.75% Senior Notes. The additional 2027 notes and the $500 Million 4.75% Senior Notes will constitute a single class of securities (collectively, the “$700 Million 4.75% Senior Notes”). All other terms and conditions of the additional 2027 notes are identical to the $500 Million 4.75% Senior Notes.

The net proceeds of the additional 2027 notes totaled approximately $199 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used substantially all of these proceeds to repay a portion of the amounts outstanding under the Company’s revolving credit facility.

18. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

The $350 Million 5% Senior Notes, the $400 Million 5% Senior Notes, and the $700 Million 4.75% Senior Notes were each issued by the Operating Partnership and Finco and are guaranteed on a senior unsecured basis by the Company, each of the Company’s four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which guarantees the Operating Partnership’s Fifth Amended and Restated Credit Agreement, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The subsidiary Guarantors are 100% owned, and the guarantees are full and unconditional and joint and several. Not all of the Company’s subsidiaries have guaranteed the Company’s $350 Million 5% Senior Notes, the $400 Million 5% Senior Notes, and the $700 Million 4.75% Senior Notes.

The following condensed consolidating financial information includes certain allocations of expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2019

(in thousands)	Parent			Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,629,425	$1,501,940	$—	$3,131,365
Cash and cash equivalents - unrestricted	31	1,073	11	100,671	—	101,786
Cash and cash equivalents - restricted	—	—	—	57,673	—	57,673
Notes receivable	—	—	—	107,544	—	107,544
Trade receivables, less allowance	—	—	—	83,168	—	83,168
Deferred income tax assets, net	—	—	(408)	30,980	—	30,572
Prepaid expenses and other assets	—	58	6	115,836	(14,366)	101,534
Intangible assets	—	—	—	217,095	—	217,095
Intercompany receivables, net	—	—	2,061,746	—	(2,061,746)	—
Investments	1,045,602	2,949,445	708,820	1,741,511	(6,445,378)	—
Total assets	$1,045,633	$2,950,576	$4,399,600	$3,956,418	$(8,521,490)	$3,830,737

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,788,505	$—	$792,807	$—	$2,581,312
Accounts payable and accrued liabilities	37	15,540	4,376	246,768	(8,676)	258,045
Dividends payable	47,303	—	—	—	—	47,303
Deferred management rights proceeds	—	—	—	176,105	—	176,105
Operating lease liabilities	—	—	103,574	7,980	(5,690)	105,864
Other liabilities	—	—	—	71,278	—	71,278
Intercompany payables, net	686,815	1,214,674	—	160,257	(2,061,746)	—
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	—	—	—	279,352	—	279,352
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	514	1	1	2,387	(2,389)	514
Additional paid-in-capital	900,247	362,213	2,894,830	2,506,978	(5,764,021)	900,247
Treasury stock	(16,763)	—	—	—	—	(16,763)
Accumulated deficit	(534,403)	(430,357)	1,396,819	(249,377)	(717,085)	(534,403)
Accumulated other comprehensive loss	(38,117)	—	—	(38,117)	38,117	(38,117)
Total stockholders' equity	311,478	(68,143)	4,291,650	2,221,871	(6,445,378)	311,478
Total liabilities and stockholders' equity	$1,045,633	$2,950,576	$4,399,600	$3,956,418	$(8,521,490)	$3,830,737

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2018

(in thousands)	Parent			Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,646,946	$1,502,149	$—	$3,149,095
Cash and cash equivalents - unrestricted	81	657	54	102,645	—	103,437
Cash and cash equivalents - restricted	—	—	—	45,652	—	45,652
Notes receivable	—	—	—	122,209	—	122,209
Trade receivables, less allowance	—	—	—	67,923	—	67,923
Deferred income tax assets, net	—	—	(444)	41,001	—	40,557
Prepaid expenses and other assets	—	34	—	79,460	(1,254)	78,240
Intangible assets	—	—	—	246,770	—	246,770
Intercompany receivables, net	—	—	1,895,086	—	(1,895,086)	—
Investments	1,101,740	2,950,457	710,516	1,898,756	(6,661,469)	—
Total assets	$1,101,821	$2,951,148	$4,252,158	$4,106,565	$(8,557,809)	$3,853,883

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt and capital lease obligations	$—	$1,946,699	$—	$495,196	$—	$2,441,895
Accounts payable and accrued liabilities	50	13,752	7,253	255,089	(1,254)	274,890
Dividends payable	45,019	—	—	—	—	45,019
Deferred management rights proceeds	—	—	—	174,026	—	174,026
Other liabilities	—	—	100,068	60,975	—	161,043
Intercompany payables, net	587,175	846,478	—	461,433	(1,895,086)	—
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	—	—	—	287,433	—	287,433
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	513	1	1	2,387	(2,389)	513
Additional paid-in-capital	900,795	499,122	2,895,842	2,668,134	(6,063,098)	900,795
Treasury stock	(15,183)	—	—	—	—	(15,183)
Accumulated deficit	(388,524)	(354,904)	1,248,994	(270,084)	(624,006)	(388,524)
Accumulated other comprehensive loss	(28,024)	—	—	(28,024)	28,024	(28,024)
Total stockholders' equity	469,577	144,219	4,144,837	2,372,413	(6,661,469)	469,577
Total liabilities and stockholders' equity	$1,101,821	$2,951,148	$4,252,158	$4,106,565	$(8,557,809)	$3,853,883

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2019

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$134,950	$—	$134,950
Food and beverage	—	—	—	155,173	—	155,173
Other hotel revenue	—	—	81,154	52,546	(95,566)	38,134
Entertainment	—	—	—	52,172	(642)	51,530
Total revenues	—	—	81,154	394,841	(96,208)	379,787
Operating expenses:
Rooms	—	—	—	37,116	—	37,116
Food and beverage	—	—	—	88,584	—	88,584
Other hotel expenses	—	—	12,218	171,479	(92,089)	91,608
Management fees, net	—	—	—	8,388	—	8,388
Total hotel operating expenses	—	—	12,218	305,567	(92,089)	225,696
Entertainment	—	—	—	34,022	—	34,022
Corporate	63	482	(1)	8,860	—	9,404
Preopening costs	—	—	—	164	—	164
Corporate overhead allocation	1,036	—	3,083	—	(4,119)	—
Depreciation and amortization	—	—	16,394	37,604	—	53,998
Total operating expenses	1,099	482	31,694	386,217	(96,208)	323,284
Operating income (loss)	(1,099)	(482)	49,460	8,624	—	56,503
Interest expense	—	(25,093)	—	(10,366)	198	(35,261)
Interest income	—	3	—	3,073	(198)	2,878
Loss on extinguishment of debt	—	(494)	—	—	—	(494)
Loss from joint ventures	—	—	—	(308)	—	(308)
Other gains and (losses), net	—	—	—	1,109	—	1,109
Income (loss) before income taxes	(1,099)	(26,066)	49,460	2,132	—	24,427
Provision for income taxes	—	—	(27)	(3,510)	—	(3,537)
Equity in subsidiaries’ earnings, net	21,989	—	—	—	(21,989)	—
Net income (loss)	$20,890	$(26,066)	$49,433	$(1,378)	$(21,989)	$20,890
Comprehensive income (loss), net of taxes	$13,297	$(26,066)	$49,433	$(8,971)	$(14,396)	$13,297
Net income (loss) available to common shareholders	$22,349	$(26,066)	$49,433	$(1,378)	$(21,989)	$22,349
Comprehensive income (loss), net of taxes, available to common shareholders	$16,650	$(26,066)	$49,433	$(7,077)	$(16,290)	$16,650

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$103,181	$—	$103,181
Food and beverage	—	—	—	118,496	—	118,496
Other hotel revenue	—	—	76,592	32,691	(81,720)	27,563
Entertainment	—	—	—	43,009	—	43,009
Total revenues	—	—	76,592	297,377	(81,720)	292,249
Operating expenses:
Rooms	—	—	—	29,563	—	29,563
Food and beverage	—	—	—	67,305	—	67,305
Other hotel expenses	—	—	11,510	139,318	(76,478)	74,350
Management fees, net	—	—	—	6,558	—	6,558
Total hotel operating expenses	—	—	11,510	242,744	(76,478)	177,776
Entertainment	—	—	—	31,327	—	31,327
Corporate	63	410	—	6,739	—	7,212
Preopening costs	—	—	—	300	—	300
Corporate overhead allocation	2,873	—	2,369	—	(5,242)	—
Depreciation and amortization	—	—	15,548	15,446	—	30,994
Impairment charges	—	—	—	4,540	—	4,540
Total operating expenses	2,936	410	29,427	301,096	(81,720)	252,149
Operating income (loss)	(2,936)	(410)	47,165	(3,719)	—	40,100
Interest expense	—	(19,214)	—	(6)	—	(19,220)
Interest income	—	—	—	2,678	—	2,678
Loss from joint ventures	—	—	—	(985)	—	(985)
Other gains and (losses), net	—	—	—	1,881	—	1,881
Income (loss) before income taxes	(2,936)	(19,624)	47,165	(151)	—	24,454
Provision for income taxes	—	—	(78)	(1,785)	—	(1,863)
Equity in subsidiaries’ earnings, net	25,527	—	—	—	(25,527)	—
Net income (loss)	$22,591	$(19,624)	$47,087	$(1,936)	$(25,527)	$22,591
Comprehensive income (loss)	$26,030	$(19,624)	$47,087	$1,503	$(28,966)	$26,030

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2019

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations		Consolidated
Revenues:
Rooms	$—	$—	$—	$411,866	$		$411,866
Food and beverage	—	—	—	499,346			499,346
Other hotel revenue	—	—	242,630	154,589		(285,535)	111,684
Entertainment	—	—	—	137,100		(1,715)	135,385
Total revenues	—	—	242,630	1,202,901		(287,250)	1,158,281
Operating expenses:
Rooms	—	—	—	108,184		—	108,184
Food and beverage	—	—	—	270,623		—	270,623
Other hotel expenses	—	—	36,515	511,620		(275,061)	273,074
Management fees, net	—	—	—	28,543		—	28,543
Total hotel operating expenses	—	—	36,515	918,970		(275,061)	680,424
Entertainment	—	—	—	92,775		(53)	92,722
Corporate	188	1,362	2	24,966		—	26,518
Preopening costs	—	—	—	2,274		—	2,274
Corporate overhead allocation	3,047	—	9,089	—		(12,136)	—
Depreciation and amortization	—	—	49,126	111,434		—	160,560
Total operating expenses	3,235	1,362	94,732	1,150,419		(287,250)	962,498
Operating income (loss)	(3,235)	(1,362)	147,898	52,482		—	195,783
Interest expense	—	(73,758)	—	(27,707)		625	(100,840)
Interest income	—	161	—	9,220		(625)	8,756
Loss from extinguishment of debt	—	(494)	—	—		—	(494)
Loss from joint ventures	—	—	—	(475)		—	(475)
Other gains and (losses), net	—	—	—	857		—	857
Income (loss) before income taxes	(3,235)	(75,453)	147,898	34,377		—	103,587
Provision for income taxes	—	—	(73)	(13,670)		—	(13,743)
Equity in subsidiaries’ earnings, net	93,079	—	—	—		(93,079)	—
Net income (loss)	$89,844	$(75,453)	$147,825	$20,707		$(93,079)	$89,844
Comprehensive income (loss), net of taxes	$82,458	$(75,453)	$147,825	$13,321		$(85,693)	$82,458
Net income (loss) available to common shareholders	$101,140	$(75,453)	$147,825	$20,707		$(93,079)	$101,140
Comprehensive income (loss), net of taxes, available to common shareholders	$95,648	$(75,453)	$147,825	$15,215		$(87,587)	$95,648

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$332,490	$—	$332,490
Food and beverage	—	—	—	392,488	—	392,488
Other hotel revenue	—	—	229,608	95,305	(243,784)	81,129
Entertainment	—	—	—	108,470	(24)	108,446
Total revenues	—	—	229,608	928,753	(243,808)	914,553
Operating expenses:
Rooms	—	—	—	88,550	—	88,550
Food and beverage	—	—	—	211,677	—	211,677
Other hotel expenses	—	—	34,387	421,846	(229,268)	226,965
Management fees, net	—	—	—	22,323	—	22,323
Total hotel operating expenses	—	—	34,387	744,396	(229,268)	549,515
Entertainment	—	—	—	80,971	(24)	80,947
Corporate	188	1,135	2	21,856	—	23,181
Preopening costs	—	—	—	3,972	—	3,972
Impairment charges	—	—	—	4,540	—	4,540
Corporate overhead allocation	7,983	—	6,533	—	(14,516)	—
Depreciation and amortization	—	—	45,583	44,072	—	89,655
Total operating expenses	8,171	1,135	86,505	899,807	(243,808)	751,810
Operating income (loss)	(8,171)	(1,135)	143,103	28,946	—	162,743
Interest expense	—	(55,555)	—	(19)	—	(55,574)
Interest income	—	—	—	8,197	—	8,197
Loss from joint ventures	—	—	—	(2,227)	—	(2,227)
Other gains and (losses), net	—	—	—	2,085	—	2,085
Income (loss) before income taxes	(8,171)	(56,690)	143,103	36,982	—	115,224
Provision for income taxes	—	—	(162)	(9,586)	—	(9,748)
Equity in subsidiaries’ earnings, net	113,647	—	—	—	(113,647)	—
Net income (loss)	$105,476	$(56,690)	$142,941	$27,396	$(113,647)	$105,476
Comprehensive income (loss)	$109,077	$(56,690)	$142,941	$30,997	$(117,248)	$109,077

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2019

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$140,881	$164,587	$31,533	$(105,860)	$—	$231,141

Purchases of property and equipment	—	—	(31,576)	(78,027)	—	(109,603)
Collection of notes receivable	—	—	—	13,211	—	13,211
Purchase of additional interest in Gaylord Rockies joint venture	—	—	—	(5,481)	—	(5,481)
Investment in other joint ventures	—	—	—	(2,241)	—	(2,241)
Other investing activities	—	—	—	236	—	236
Net cash used in investing activities	—	—	(31,576)	(72,302)	—	(103,878)

Net repayments under revolving credit facility	—	(302,000)	—	—	—	(302,000)
Repayments under term loan B	—	(3,750)	—	—	—	(3,750)
Issuance of senior notes	—	500,000	—	—	—	500,000
Redemption of senior notes	—	(350,000)	—	—	—	(350,000)
Borrowing under Gaylord Rockies term loan	—	—	—	800,000	—	800,000
Repayment of Gaylord Rockies construction and mezzanine loans	—	—	—	(496,612)	—	(496,612)
Deferred financing costs paid	—	(8,421)	—	(9,166)	—	(17,587)
Payment of dividends	(137,037)	—	—	—	—	(137,037)
Distribution from consolidated joint venture to noncontrolling interest partners	—	—	—	(105,793)	—	(105,793)
Payment of tax withholdings for share-based compensation	(3,965)	—	—	—	—	(3,965)
Other financing activities	71	—	—	(220)	—	(149)
Net cash provided by (used in) financing activities	(140,931)	(164,171)	—	188,209	—	(116,893)

Net change in cash, cash equivalents, and restricted cash	(50)	416	(43)	10,047	—	10,370
Cash, cash equivalents, and restricted cash, beginning of period	81	657	54	148,297	—	149,089
Cash, cash equivalents, and restricted cash, end of period	$31	$1,073	$11	$158,344	$—	$159,459

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$132,910	$(94,109)	$56,336	$130,139	$—	$225,276

Purchases of property and equipment	—	—	(56,180)	(76,624)	—	(132,804)
Collection of notes receivable	—	—	—	2,560	—	2,560
Purchase of remaining interest in Opry City Stage	—	—	—	(3,948)	—	(3,948)
Investment in other joint ventures	—	—	—	(2,199)	—	(2,199)
Other investing activities	—	—	—	(6,151)	—	(6,151)
Net cash used in investing activities	—	—	(56,180)	(86,362)	—	(142,542)

Net borrowings under revolving credit facility	—	99,000	—	—	—	99,000
Repayments under term loan B	—	(2,500)	—	—	—	(2,500)
Deferred financing costs paid	—	(642)	—	—	—	(642)
Payment of dividends	(128,769)	—	—	—	—	(128,769)
Payment of tax withholdings for share-based compensation	(4,121)	—	—	—	—	(4,121)
Other financing activities	—	—	—	(15)	—	(15)
Net cash provided by (used in) financing activities	(132,890)	95,858	—	(15)	—	(37,047)

Net change in cash, cash equivalents, and restricted cash	20	1,749	156	43,762	—	45,687
Cash, cash equivalents, and restricted cash, beginning of period	38	759	36	77,877	—	78,710
Cash, cash equivalents, and restricted cash, end of period	$58	$2,508	$192	$121,639	$—	$124,397

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, risks and uncertainties associated with the economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness, changes in interest rates, including future changes from LIBOR to a different base rate, and those factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 or described from time to time in our other reports filed with the SEC.

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 8,114 rooms that are managed by Marriott under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned hotel assets managed by Marriott include the Inn at Opryland, a 303-room overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), a 192-room overflow hotel adjacent to Gaylord National. We also own a 62.1% interest in the Gaylord Rockies joint venture that owns Gaylord Rockies, which opened in December 2018 and is also managed by Marriott.

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

Gaylord Rockies Joint Venture

As more fully discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, on December 31, 2018, we completed our purchase of additional interests in the Gaylord Rockies joint venture, increasing our ownership to 61.2%. In addition, on July 31, 2019, we increased our ownership in the Gaylord Rockies joint venture to 62.1%. Our management has concluded that the Company is the primary beneficiary of this variable interest entity (“VIE”) and the financial position and results of operations of the VIE have been consolidated in the accompanying condensed consolidated financial statements included herein, beginning on December 31, 2018 with respect to the balance sheet and January 1, 2019 with respect to statements of operations and comprehensive income and statements of cash flows. Gaylord Rockies opened on a limited basis in December 2018 and on a fully operational basis in first quarter 2019 and is managed by Marriott.

Refinancing Activity

In July 2019, the Gaylord Rockies joint venture refinanced its previous $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019, by entering into an $800 million secured term loan facility, with an option for an additional $80 million of borrowing capacity should the Gaylord Rockies joint venture decide to pursue a future expansion of Gaylord Rockies. The new term loan facility matures in 2023. Net proceeds, after repayment of the construction and mezzanine loans and the payment of expenses, were distributed to the owners of the

Gaylord Rockies joint venture pro rata in proportion to their interests therein. We received a distribution of approximately $153 million, which we used to repay a portion of the outstanding indebtedness under our revolving credit facility.

In September 2019, we refinanced our previous $350 million 5% senior notes due 2021 by issuing $500 million in 4.75% senior notes due 2027 through a private placement. Net proceeds of the $500 million 4.75% senior notes, after deducting the initial purchasers’ discounts, commissions and offering expenses, were approximately $493 million, and were used to repurchase a portion of the $350 million 5% senior notes due 2021 validly tendered and accepted for purchase pursuant to our previously announced cash tender offer, redeem the remaining portion of the $350 million 5% senior notes, and to repay a portion of the outstanding indebtedness under our revolving credit facility.

In October 2019, we completed a tack-on private placement of $200 million in additional 4.75% senior notes due 2027 at an issue price of 101.250% of their aggregate principal amount plus accrued interest from the issuance date of the original $500 million 4.75% senior notes. Net proceeds, after deducting the initial purchasers’ discounts, commissions and offering expenses, were approximately $199 million, and were used to repay a portion of the outstanding indebtedness under our revolving credit facility.

In October 2019, we completed the refinancing of our existing credit facility by extending the maturity of our $700 million revolving credit facility and $200 million term loan A to 2024 and 2025, respectively. In addition, we increased the outstanding portion of the term loan A to $300 million and the accordion feature of the facility from $500 million to $600 million. Further, the applicable margin on the interest rate for the revolving credit facility and the term loan A portion of the facility were decreased. There were no changes to the $500 million term loan B portion of the credit facility. The net proceeds of the increase in the term loan A, after deducting initial transaction expenses payable at closing, were approximately $94 million and, along with cash on hand, were used to repay $100 million of the outstanding indebtedness under our $500 million term loan B.

For further discussion of the agreements governing each of these debt instruments, see the “Principal Debt Agreements” section of “Liquidity and Capital Resources” below.

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

Gaylord Palms Expansion

In 2018, we began construction of a $158 million expansion of Gaylord Palms, which will include an additional 303 guest rooms and 90,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure. The expansion is expected to be completed in summer 2021.

Dividend Policy

Pursuant to our current dividend policy, we plan to continue to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. On February 26, 2019, our board of directors declared our first quarter 2019 cash dividend in the amount of $0.90 per share of common stock, or an aggregate of approximately $46.3 million in cash, which was paid on April 15, 2019 to stockholders of record as of the close of business on March 29, 2019. On June 18, 2019, our board of directors declared our second quarter 2019 cash dividend in the amount of $0.90 per share of common stock, or an aggregate of approximately $46.3 million in cash, which was paid on July 15, 2019 to stockholders of record as of the close of business on June 28, 2019. On September 16, 2019, our board of directors declared our third quarter 2019 cash dividend in the amount of $0.90 per share of common stock, or an aggregate of approximately $46.3 million in cash, which was paid on October 15, 2019 to stockholders of record as of the close of business on September 30, 2019. We currently plan to pay a quarterly cash dividend of $0.90 per share of common stock in January 2020. The declaration, timing and amount of dividends will be determined by action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

Our Strategic Plan

Our goal is to be the nation’s premier hospitality REIT for group-oriented meeting hotel assets in urban and resort markets.

Existing Hotel Property Design. Our Gaylord Hotels properties focus on the large group meetings market in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. This strategy creates a better experience for both meeting planners and guests and has led to our current Gaylord Hotels properties claiming a place among the leading convention hotels in the country.

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

Our Current Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland, the AC Hotel, and our investment in the Gaylord Rockies joint venture.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, our equity investment in New Country Ventures, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three months and nine months ended September 30, 2019 and 2018, our total revenues were divided among these business segments as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2019	2018	2019	2018
Hospitality	86%	85%	88%	88%
Entertainment	14%	15%	12%	12%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and nine months ended September 30, 2019 and 2018. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	%	2018	%	2019	%	2018	%
Income Statement Data:
REVENUES:
Rooms	$134,950	35.5%	$103,181	35.3%	$411,866	35.6%	$332,490	36.4%
Food and beverage	155,173	40.9%	118,496	40.5%	499,346	43.1%	392,488	42.9%
Other hotel revenue	38,134	10.0%	27,563	9.4%	111,684	9.6%	81,129	8.9%
Entertainment	51,530	13.6%	43,009	14.7%	135,385	11.7%	108,446	11.9%
Total revenues	379,787	100.0%	292,249	100.0%	1,158,281	100.0%	914,553	100.0%
OPERATING EXPENSES:
Rooms	37,116	9.8%	29,563	10.1%	108,184	9.3%	88,550	9.7%
Food and beverage	88,584	23.3%	67,305	23.0%	270,623	23.4%	211,677	23.1%
Other hotel expenses	91,608	24.1%	74,350	25.4%	273,074	23.6%	226,965	24.8%
Hotel management fees, net	8,388	2.2%	6,558	2.2%	28,543	2.5%	22,323	2.4%
Entertainment	34,022	9.0%	31,327	10.7%	92,722	8.0%	80,947	8.9%
Corporate	9,404	2.5%	7,212	2.5%	26,518	2.3%	23,181	2.5%
Preopening costs	164	0.0%	300	0.1%	2,274	0.2%	3,972	0.4%
Impairment charges	—	—%	4,540	1.6%	—	—%	4,540	0.5%
Depreciation and amortization:
Hospitality	50,445	13.3%	27,946	9.6%	150,909	13.0%	81,379	8.9%
Entertainment	3,132	0.8%	2,613	0.9%	8,441	0.7%	6,885	0.8%
Corporate and Other	421	0.1%	435	0.1%	1,210	0.1%	1,391	0.2%
Total depreciation and amortization	53,998	14.2%	30,994	10.6%	160,560	13.9%	89,655	9.8%
Total operating expenses	323,284	85.1%	252,149	86.3%	962,498	83.1%	751,810	82.2%
OPERATING INCOME:
Hospitality	52,116	15.9%	43,518	17.5%	191,563	18.7%	175,213	21.7%
Entertainment	14,376	27.9%	9,069	21.1%	34,222	25.3%	20,614	19.0%
Corporate and Other	(9,825)	(A)	(7,647)	(A)	(27,728)	(A)	(24,572)	(A)
Preopening costs	(164)	(0.0)%	(300)	(0.1)	(2,274)	(0.2)%	(3,972)	(0.4)%
Impairment charges	—	—	(4,540)	(1.6)	—	—	(4,540)	(0.5)
Total operating income	56,503	14.9%	40,100	13.7%	195,783	16.9%	162,743	17.8%
Interest expense	(35,261)	(A)	(19,220)	(A)	(100,840)	(A)	(55,574)	(A)
Interest income	2,878	(A)	2,678	(A)	8,756	(A)	8,197	(A)
Loss on extinguishment of debt	(494)	(A)	—	(A)	(494)	(A)	—	(A)
Loss from joint ventures	(308)	(A)	(985)	(A)	(475)	(A)	(2,227)	(A)
Other gains and (losses), net	1,109	(A)	1,881	(A)	857	(A)	2,085	(A)
Provision for income taxes	(3,537)	(A)	(1,863)	(A)	(13,743)	(A)	(9,748)	(A)
Net income	20,890	(A)	22,591	(A)	89,844	(A)	105,476	(A)
Net loss attributable to noncontrolling interest in consolidated joint venture	1,459	(A)	—	(A)	11,296	(A)	—	(A)
Net income available to common stockholders	$22,349	(A)	$22,591	(A)	$101,140	(A)	$105,476	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months and nine months ended September 30, 2019 and 2018 (in thousands, except percentages and per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2019	2018	Change	2019	2018	Change
Total revenues	$379,787	$292,249	30.0%	$1,158,281	$914,553	26.6%
Total operating expenses	323,284	252,149	28.2%	962,498	751,810	28.0%
Operating income	56,503	40,100	40.9%	195,783	162,743	20.3%
Net income	20,890	22,591	(7.5)%	89,844	105,476	(14.8)%
Net income available to common shareholders	22,349	22,591	(1.1)%	101,140	105,476	(4.1)%
Net income available to common shareholders per share - diluted	0.43	0.44	(2.3)%	1.95	2.05	(4.9)%

Total Revenues

The increase in our total revenues for the three months ended September 30, 2019, as compared to the same period in 2018, is attributable to increases in our Hospitality segment and Entertainment segment of $79.0 million and $8.5 million, respectively, each as discussed more fully below. The increase in our total revenues for the nine months ended September 30, 2019, as compared to the same period in 2018, is attributable to increases in our Hospitality segment and Entertainment segment of $216.8 million and $26.9 million, respectively, each as discussed more fully below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended September 30, 2019, as compared to the same period in 2018, is primarily the result of an increase in our Hospitality segment expenses of $47.9 million and an increase in depreciation and amortization expense of $23.0 million, each as discussed more fully below. The increase in our total operating expenses for the nine months ended September 30, 2019, as compared to the same period in 2018, is primarily the result of increases in our Hospitality segment and Entertainment segment expenses of $130.9 million and $11.8 million, respectively, as well as an increase in depreciation and amortization expense of $70.9 million, each as discussed more fully below. In addition, each of the 2018 periods included $4.5 million in impairment charges that did not recur in the 2019 periods.

Net Income

The decrease in our net income to $20.9 million for the three months ended September 30, 2019, as compared to $22.6 million for the same period in 2018, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $16.0 million increase in interest expense in the 2019 period.
●	A $1.7 million increase in the provision for income taxes in the 2019 period.

The decrease in our net income to $89.8 million for the nine months ended September 30, 2019, as compared to $105.5 million for the same period in 2018, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $45.3 million increase in interest expense for the 2019 period.
●	A $4.0 million increase in the provision for income taxes in the 2019 period.

The increase in interest expense in both periods was due primarily to interest expense related to the Gaylord Rockies loans, which the Company began consolidating at December 31, 2018, as well as increased interest expense related to the Company’s revolving credit facility, due to increased borrowings.

Factors and Trends Contributing to Performance

The most important factors and trends contributing to our performance during the three months and nine months ended September 30, 2019 described herein were:

●	The opening of Gaylord Rockies on a limited basis in December 2018 and on a fully operational basis in the first quarter of 2019, and the resulting impact on our financial results.
●	Increased occupied rooms (an increase of 5.8% and 13.9%, respectively) and outside-the-room spending (an increase of 4.1% and 16.1%, respectively) at Gaylord Texan during the 2019 periods, as compared to the 2018 periods, primarily due to increases in group business partially attributable to the recent rooms and meeting space expansion, which opened in the second quarter of 2018.
●	Increased occupancy (an increase of 4.8 points of occupancy and 2.2 points of occupancy, respectively), ADR (an increase of 5.1% and 2.7%, respectively), and outside-the-room spending (an increase of 11.8% and 9.3%, respectively) at Gaylord Opryland during the 2019 periods, as compared to the 2018 periods. The increase in occupancy is primarily due to transient business, including business attributable to the opening of SoundWaves. The increase in ADR is due to increases in both group and transient business. The increase in outside-the-room spending is primarily due to increased food and beverage outlet revenue, as well as the opening of SoundWaves.
●	Increased revenue for our Entertainment segment during the 2019 periods, as compared to the 2018 periods (an increase of 19.8% and 24.8%, respectively), due primarily to increased shows, attendance and retail revenue at the Grand Ole Opry and Ryman Auditorium, as well as the operation of Ole Red Gatlinburg, which opened in March 2019. In addition, the nine-month 2019 period benefitted from the operations of our flagship Ole Red location, which opened in Nashville in May 2018.
●	Increased expenses for our Entertainment segment during the 2019 periods, as compared to the 2018 periods (an increase of 8.6% and 14.5%, respectively), due primarily to the operations of Ole Red Gatlinburg, as well as increased expenses at the Ryman Auditorium primarily due to the increase in variable expenses associated with the increase in revenue. In addition, the nine-month 2019 period was impacted by the operations of Ole Red Nashville. Both 2019 periods benefitted from the 2018 periods including losses from operations of Opry City Stage, which the Company closed in 2018.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and nine months ended September 30, 2019 and 2018 (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2019	2018	Change		2019	2018	Change
Revenues:
Rooms	$134,950	$103,181	30.8%		$411,866	$332,490	23.9%
Food and beverage	155,173	118,496	31.0%		499,346	392,488	27.2%
Other hotel revenue	38,134	27,563	38.4%		111,684	81,129	37.7%
Total hospitality revenue	328,257	249,240	31.7%		1,022,896	806,107	26.9%
Hospitality operating expenses:
Rooms	37,116	29,563	25.5%		108,184	88,550	22.2%
Food and beverage	88,584	67,305	31.6%		270,623	211,677	27.8%
Other hotel expenses	91,608	74,350	23.2%		273,074	226,965	20.3%
Management fees, net	8,388	6,558	27.9%		28,543	22,323	27.9%
Depreciation and amortization	50,445	27,946	80.5%		150,909	81,379	85.4%
Total Hospitality operating expenses	276,141	205,722	34.2%		831,333	630,894	31.8%
Hospitality operating income (1)	$52,116	$43,518	19.8%		$191,563	$175,213	9.3%
Hospitality performance metrics:
Occupancy (2)	77.1%	73.2%	3.9	pts	75.8%	75.3%	0.5	pts
ADR	$188.13	$177.97	5.7%		$196.81	$191.13	3.0%
RevPAR (3)	$145.09	$130.27	11.4%		$149.23	$143.97	3.7%
Total RevPAR (4)	$352.92	$314.69	12.1%		$370.61	$349.04	6.2%
Net Definite Group Room Nights Booked	574,403	413,268	39.0%		1,335,080	1,448,830	(7.9)%
Same-store Hospitality performance metrics (5):
Occupancy (2)	75.5%	73.2%	2.3	pts	76.8%	75.3%	1.5	pts
ADR	$186.04	$177.97	4.5%		$196.33	$191.13	2.7%
RevPAR (3)	$140.52	$130.27	7.9%		$150.80	$143.97	4.7%
Total RevPAR (4)	$332.45	$314.69	5.6%		$364.75	$349.04	4.5%
Net Definite Group Room Nights Booked	492,056	339,294	45.0%		1,115,587	1,184,587	(5.8)%
(1)	Hospitality segment operating income does not include preopening costs of $0.2 million in the three months ended September 30, 2018, and $0.6 million and $2.2 million in the nine months ended September 30, 2019 and 2018, respectively. See discussion of preopening costs below.
(2)	Hospitality segment occupancy percentage was impacted in the 2019 periods due to the addition of 303 rooms associated with the 2018 Gaylord Texan expansion, as well as the addition of Gaylord Rockies and the related impact on additional rooms available. For the three months and nine months ended September 30, 2019, actual occupied rooms increased 23.7% and 20.3%, respectively, on a consolidated basis and 3.2% and 3.8%, respectively, on a same-store basis, which excludes Gaylord Rockies.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Same-store Hospitality segment performance metrics do not include Gaylord Rockies, which opened in December 2018.

The increase in total Hospitality segment revenue in the three months ended September 30, 2019, as compared to the same period in 2018, is primarily due to increases of $9.6 million, $3.7 million and $2.0 million at Gaylord Opryland, Gaylord Texan and Gaylord Palms, respectively, as well as revenue from Gaylord Rockies of $64.9 million, partially offset by a decrease of $1.2 million at Gaylord National. The increase in total Hospitality segment revenue in the nine months ended September 30, 2019, as compared to the same period in 2018, is primarily due to increases of $28.1 million, $19.9 million, $2.1 million and $1.1 million at Gaylord Texan, Gaylord Opryland, Gaylord National and Gaylord Palms, respectively, as well as revenue from Gaylord Rockies of $165.6 million. See below for further discussion.

Total Hospitality segment revenues in the three months and nine months ended September 30, 2019 include $3.4 million and $13.1 million, respectively, in attrition and cancellation fee collections, an increase of $0.2 million and $4.7 million from the 2018 periods.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Group	72%	70%	75%	75%
Transient	28%	30%	25%	25%

Rooms operating expenses increased in the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to the addition of Gaylord Rockies. Rooms operating expenses increased in the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to the addition of Gaylord Rockies, as well as increased variable costs at Gaylord Texan, as described below.

Food and beverage operating expenses increased in the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to the addition of Gaylord Rockies, as well as increased variable costs at Gaylord Texan and Gaylord Opryland, as described below.

Other hotel expenses for the three months and nine months ended September 30, 2019 and 2018 consist of the following (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2019	2018	Change	2019	2018	Change
Administrative employment costs	$36,232	$28,395	27.6%	$106,714	$84,790	25.9%
Utilities	8,549	7,245	18.0%	23,873	20,418	16.9%
Property taxes	9,396	8,593	9.3%	27,766	25,263	9.9%
Other	37,431	30,117	24.3%	114,721	96,494	18.9%
Total other hotel expenses	$91,608	$74,350	23.2%	$273,074	$226,965	20.3%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to expenses related to Gaylord Rockies, as well as slight increases at each of our other Gaylord Hotels properties. Utility costs increased during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to utility costs for Gaylord Rockies. Property taxes increased during the three months and nine months ended September 30, 2019, as compared to the 2018 periods, primarily due to an increase at Gaylord Texan due to the 2018 expansion. The nine-month 2019 increase also included an increase at Gaylord National as a result of a 2018 refund from a prior year property tax settlement. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily as a result of expenses at Gaylord Rockies, as well as various increases at each of our other Gaylord Hotels properties.

Each of our management agreements with Marriott for our four owned Gaylord Hotels properties requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. The Gaylord Rockies’s management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. In the three months ended September 30, 2019 and 2018, we incurred $7.3 million and $5.0 million, respectively, and in the nine months ended September 30, 2019 and 2018, we incurred $22.3 million and $16.3 million, respectively, related to base management fees for our Hospitality segment. In addition, in the three months ended September 30, 2019 and 2018, we incurred $1.9 million and $2.5 million, respectively, and in the nine months ended September 30, 2019 and 2018, we incurred $8.6 million and $8.5 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the $190.0 million in deferred management rights proceeds discussed in Note 8, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to depreciation and amortization at Gaylord Rockies, which is significantly higher than our other Gaylord Hotels properties due to amortization related to intangible assets that were recognized as part of our increased ownership as of December 31, 2018, as well as higher fixed asset balances than the other hotels.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and nine months ended September 30, 2019 and 2018.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and nine months ended September 30, 2019 and 2018 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2019	2018	Change		2019	2018	Change
Revenues:
Rooms	$38,968	$34,792	12.0%		$118,274	$111,956	5.6%
Food and beverage	37,022	35,368	4.7%		120,091	116,519	3.1%
Other hotel revenue	14,195	10,431	36.1%		39,765	29,776	33.5%
Total revenue	90,185	80,591	11.9%		278,130	258,251	7.7%
Operating expenses:
Rooms	9,728	9,224	5.5%		27,450	27,195	0.9%
Food and beverage	20,991	19,271	8.9%		63,583	60,156	5.7%
Other hotel expenses	27,074	22,401	20.9%		78,169	68,865	13.5%
Management fees, net	2,458	2,772	(11.3)%		8,986	8,762	2.6%
Depreciation and amortization	8,913	8,913	—%		26,008	26,450	(1.7)%
Total operating expenses (1)	69,164	62,581	10.5%		204,196	191,428	6.7%
Performance metrics:
Occupancy	77.2%	72.4%	4.8	pts	77.6%	75.4%	2.2	pts
ADR	$189.97	$180.77	5.1%		$193.41	$188.41	2.7%
RevPAR	$146.66	$130.95	12.0%		$150.01	$142.00	5.6%
Total RevPAR	$339.43	$303.32	11.9%		$352.77	$327.55	7.7%
(1)	Gaylord Opryland operating expenses do not include preopening costs of $0.1 million in the nine months ended September 30, 2019 and $0.2 million and $0.3 million in the three months and nine months ended September 30, 2018, respectively. See discussion of preopening costs below.

Rooms revenue and RevPAR increased at Gaylord Opryland during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, as the result of an increase in transient occupancy and an increase in ADR for both group and transient business. Rooms revenue and RevPAR were negatively impacted during the 2019 periods by a rooms renovation project, which resulted in approximately 6,000 and 26,250 room nights out of service, respectively. The rooms renovation project is expected to be completed in the fourth quarter of 2019. Rooms expenses increased during the 2019 periods, as compared to the 2018 periods, primarily due to increased variable costs associated with the increase in occupancy.

Food and beverage revenue increased at Gaylord Opryland during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to increases in food and beverage outlet revenue, including new food and beverage outlets associated with SoundWaves. Food and beverage expenses increased in the 2019 periods, as compared to the 2018 periods, primarily due to increased employment costs and increased variable costs associated with the increase in revenue.

Other hotel revenue increased at Gaylord Opryland during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to revenues from SoundWaves, as well as an increase in attrition and cancellation fee collections. Other hotel expenses increased in the 2019 periods, as compared to the 2018 periods, primarily due to additional operating expense for SoundWaves.

Depreciation and amortization at Gaylord Opryland was stable during the three months and decreased slightly during the nine months ended September 30, 2019, as compared to the same periods in 2018.

Gaylord Palms Results. The results of Gaylord Palms for the three months and nine months ended September 30, 2019 and 2018 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2019	2018	Change		2019	2018	Change
Revenues:
Rooms	$15,334	$15,299	0.2%		$57,411	$56,990	0.7%
Food and beverage	20,706	18,731	10.5%		74,361	74,380	(0.0)%
Other hotel revenue	4,814	4,871	(1.2)%		16,355	15,701	4.2%
Total revenue	40,854	38,901	5.0%		148,127	147,071	0.7%
Operating expenses:
Rooms	3,888	3,939	(1.3)%		12,248	12,500	(2.0)%
Food and beverage	11,912	10,961	8.7%		38,308	38,412	(0.3)%
Other hotel expenses	16,559	15,227	8.7%		50,324	48,137	4.5%
Management fees, net	1,007	981	2.7%		4,037	4,017	0.5%
Depreciation and amortization	4,950	4,868	1.7%		14,692	14,456	1.6%
Total operating expenses	38,316	35,976	6.5%		119,609	117,522	1.8%
Performance metrics:
Occupancy	72.7%	72.8%	(0.1)	pts	77.4%	78.6%	(1.2)	pts
ADR	$161.98	$161.31	0.4%		$191.88	$187.57	2.3%
RevPAR	$117.71	$117.44	0.2%		$148.52	$147.43	0.7%
Total RevPAR	$313.61	$298.62	5.0%		$383.19	$380.45	0.7%

Rooms revenue and RevPAR increased at Gaylord Palms during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, due primarily to an increase in ADR for both group and transient business. Rooms expenses decreased during the 2019 periods, as compared to the 2018 periods, primarily due to a decrease in group commissions.

Food and beverage revenue increased at Gaylord Palms during the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to an increase in both catering and food and beverage outlet revenue. Food and beverage expenses increased in the three-month 2019 period, as compared to the same period in 2018, due primarily to increased variable costs associated with the increase in revenue. Food and beverage revenue and expense were stable at Gaylord Palms during the nine months ended September 30, 2019, as compared to the same period in 2018.

Other hotel revenue at Gaylord Palms decreased during the three months and increased during the nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to changes in attrition and cancellation fee collections. The 2019 periods include an increase in resort fees driven by an increase in the resort fee rate. Other hotel expenses increased in the 2019 periods, as compared to the 2018 periods, primarily as a result of higher sales and marketing costs.

Depreciation and amortization increased slightly at Gaylord Palms during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018.

Gaylord Texan Results. The results of Gaylord Texan for the three months and nine months ended September 30, 2019 and 2018 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2019	2018	Change		2019	2018	Change
Revenues:
Rooms	$25,524	$23,463	8.8%		$74,932	$65,295	14.8%
Food and beverage	33,632	32,205	4.4%		111,990	95,777	16.9%
Other hotel revenue	7,352	7,158	2.7%		20,951	18,722	11.9%
Total revenue	66,508	62,826	5.9%		207,873	179,794	15.6%
Operating expenses:
Rooms	5,330	5,076	5.0%		15,757	13,999	12.6%
Food and beverage	17,335	16,089	7.7%		53,479	47,391	12.8%
Other hotel expenses	17,405	16,502	5.5%		52,539	47,360	10.9%
Management fees, net	1,768	1,562	13.2%		6,398	5,335	19.9%
Depreciation and amortization	6,510	6,581	(1.1)%		19,899	17,749	12.1%
Total operating expenses (1)	48,348	45,810	5.5%		148,072	131,834	12.3%
Performance metrics:
Occupancy	80.6%	76.2%	4.4	pts	78.6%	75.2%	3.4	pts
ADR	$189.64	$184.45	2.8%		$192.39	$190.99	0.7%
RevPAR	$152.94	$140.59	8.8%		$151.31	$143.68	5.3%
Total RevPAR	$398.52	$376.45	5.9%		$419.76	$395.63	6.1%
(1)	Gaylord Texan operating expenses do not include preopening costs of $2.0 million in the nine months ended September 30, 2018. See discussion of preopening costs below.

Rooms revenue and RevPAR increased at Gaylord Texan during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, due primarily to an increase in occupancy for both group and transient business, as well as an increase in ADR for both group and transient business. The 2019 periods were also positively impacted by additional room availability from the 2018 rooms expansion, which resulted in an increase in actual rooms sold of 5.8% and 13.9%, respectively, compared to the 2018 periods. Rooms expenses increased during the 2019 periods, as compared to the 2018 periods, primarily due to increased variable costs associated with the increase in rooms sold and increased capacity.

Food and beverage revenue increased at Gaylord Texan during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, due to an increase in both catering and food and beverage outlet revenue. Food and beverage expenses increased in the 2019 periods, as compared to the 2018 periods, primarily due to an increase in variable costs associated with the increase in revenue.

Other hotel revenue at Gaylord Texan increased during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily as a result of an increase in parking and resort fees associated with the increase in total rooms nights sold, partially offset by a decrease in attrition and cancellation fee collections. Other hotel expenses increased in the 2019 periods, as compared to the 2018 periods, due primarily to increases in property taxes as a result of the 2018 expansion, as well as increases in marketing, maintenance and credit card expenses.

Depreciation and amortization at Gaylord Texas was stable during the three months and increased during the nine months ended September 30, 2019, as compared to the 2018 periods, primarily as a result of the 2018 rooms and meeting space expansion that resulted in increased depreciable asset levels.

Gaylord National Results. The results of Gaylord National for the three months and nine months ended September 30, 2019 and 2018 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2019	2018	Change		2019	2018	Change
Revenues:
Rooms	$26,264	$24,489	7.2%		$87,538	$82,097	6.6%
Food and beverage	27,402	30,799	(11.0)%		97,278	101,970	(4.6)%
Other hotel revenue	5,462	5,015	8.9%		18,070	16,679	8.3%
Total revenue	59,128	60,303	(1.9)%		202,886	200,746	1.1%
Operating expenses:
Rooms	10,371	9,888	4.9%		31,865	30,564	4.3%
Food and beverage	18,826	19,936	(5.6)%		61,849	62,746	(1.4)%
Other hotel expenses	19,553	18,260	7.1%		59,205	56,252	5.2%
Management fees, net	964	985	(2.1)%		3,391	3,348	1.3%
Depreciation and amortization	6,957	6,891	1.0%		20,841	20,647	0.9%
Total operating expenses	56,671	55,960	1.3%		177,151	173,557	2.1%
Performance metrics:
Occupancy	71.9%	71.9%	—	pts	75.1%	73.7%	1.4	pts
ADR	$198.96	$185.56	7.2%		$214.02	$204.35	4.7%
RevPAR	$143.02	$133.36	7.2%		$160.65	$150.66	6.6%
Total RevPAR	$321.99	$328.39	(1.9)%		$372.33	$368.40	1.1%

Rooms revenue and RevPAR increased at Gaylord National during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, due primarily to an increase in ADR for both group and transient business, as well as an increase in group occupancy. Rooms expenses increased at Gaylord National during the 2019 periods, as compared to the 2018 periods, primarily due to increased group commissions.

Food and beverage revenue decreased at Gaylord National during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily as a result of a decrease in banquet revenue due to a mix shift from corporate groups to other groups. Food and beverage expenses decreased in the 2019 periods, as compared to the 2018 periods, primarily as a result of decreased variable costs associated with the decrease in revenue.

Other hotel revenue increased at Gaylord National during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to an increase in ancillary fees, such as parking and spa revenue. Other hotel expenses increased in the 2019 periods, as compared to the 2018 periods, due to an increase in credit card expense. In addition, the nine-month 2019 period was impacted by an increase in property tax expense as compared to the 2018 period due to the nine-month 2018 period including a refund from a previous property tax settlement.

Depreciation and amortization at Gaylord National increased slightly during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018.

Gaylord Rockies Results. The results of Gaylord Rockies for the three months and nine months ended September 30, 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Revenues:
Rooms	$23,658	$57,453
Food and beverage	35,124	91,995
Other hotel revenue	6,167	16,180
Total revenue	64,949	165,628
Operating expenses:
Rooms	6,355	16,722
Food and beverage	18,498	50,459
Other hotel expenses	8,729	26,134
Management fees, net	2,572	6,574
Depreciation and amortization	22,488	67,414
Total operating expenses (1)	58,642	167,303
Performance metrics:
Occupancy	86.3%	70.2%
ADR	$198.58	$199.83
RevPAR	$171.32	$140.21
Total RevPAR	$470.33	$404.19
(1)	Gaylord Rockies operating expenses do not include preopening costs of $0.6 million in the nine months ended September 30, 2019. See discussion of preopening costs below.

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months and nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2019	2018	Change	2019	2018	Change
Revenues	$51,530	$43,009	19.8%	$135,385	$108,446	24.8%
Operating expenses	34,022	31,327	8.6%	92,722	80,947	14.5%
Depreciation and amortization	3,132	2,613	19.9%	8,441	6,885	22.6%
Operating income (1)	$14,376	$9,069	58.5%	$34,222	$20,614	66.0%
(1)	Entertainment segment operating income does not include preopening costs of $0.2 million and $0.1 million in the three months ended September 30, 2019 and 2018, respectively, and $1.6 million and $1.7 million in the nine months ended September 30, 2019 and 2018, respectively. Entertainment segment operating income also does not include impairment charges of $4.5 million in the 2018 periods. See discussion of preopening costs and impairment charges below.

Entertainment segment revenue increased during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to increased shows, attendance and retail revenue at the Grand Ole Opry and Ryman Auditorium, as well as the opening of Ole Red Gatlinburg in March 2019. In addition, the nine-month 2019 period benefitted from the full nine months of operations of our flagship Ole Red location, which opened in Nashville in May 2018.

Entertainment operating expenses increased during the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, due primarily to the operations of Ole Red Gatlinburg, as well as increased expenses at the Ryman Auditorium primarily due to the increase in variable expenses associated with the increase in revenue. The nine-month 2019 period was also impacted by the full nine months of operations of Ole Red Nashville. In addition, the 2018 periods included losses from operations of Opry City Stage, which the Company closed in 2018.

Entertainment depreciation expense increased in the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily as a result of Ole Red Gatlinburg and additions to the Grand Ole Opry House and the associated increased depreciable asset levels.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2019	2018	Change	2019	2018	Change
Operating expenses	$9,404	$7,212	30.4%	$26,518	$23,181	14.4%
Depreciation and amortization	421	435	(3.2)%	1,210	1,391	(13.0)%
Operating loss	$(9,825)	$(7,647)	(28.5)%	$(27,728)	$(24,572)	(12.8)%

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs, increased in the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to an increase in administrative and employment costs associated with supporting our growth initiatives within our Hospitality and Entertainment segments.

Corporate and Other depreciation and amortization expense decreased in the three months and nine months ended September 30, 2019, as compared with the same periods in 2018.

Operating Results – Preopening Costs

Preopening costs of $2.3 million during the nine months ended September 30, 2019 primarily include costs associated with Ole Red Gatlinburg, which opened in March 2019, and Gaylord Rockies, which opened on a fully operational basis in first quarter 2019. Preopening costs of $4.0 million during the nine months ended September 30, 2018 primarily include costs associated with an expansion of the guest rooms and convention space at Gaylord Texan, which opened in the second quarter of 2018, and costs associated with Ole Red Nashville, which opened in May 2018.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2019	2018	Change	2019	2018	Change
Interest expense	$35,261	$19,220	83.5%	$100,840	$55,574	81.5%
Interest income	2,878	2,678	7.5%	8,756	8,197	6.8%
Loss from extinguishment of debt	(494)	—	(100.0)%	(494)	—	(100.0)%
Loss from joint ventures	(308)	(985)	68.7%	(475)	(2,227)	78.7%
Other gains and (losses), net	1,109	1,881	(41.0)%	857	2,085	(58.9)%
Provision for income taxes	(3,537)	(1,863)	(89.9)%	(13,743)	(9,748)	(41.0)%

Interest Expense

Interest expense increased $16.0 million during the three months and increased $45.3 million during the nine months ended September 30, 2019, as compared to the same periods in 2018, due primarily to interest expense related to the Gaylord Rockies joint venture, which the Company began consolidating at December 31, 2018, as well as increased interest expense related to the Company’s revolving credit facility due to increased average borrowings and interest rate, and a decrease in capitalized interest in the 2019 periods. The three-month 2019 increase also includes $2.8 million in deferred financing cost write-offs associated with the refinancing of our previous $350 million 5% senior notes due 2021 and the Gaylord Rockies joint venture’s previous construction and mezzanine loans. See additional discussion of these agreements below.

Cash interest expense increased $12.2 million to $32.0 million in the three months and increased $37.8 million to $94.6 million in the nine months ended September 30, 2019, as compared to the same periods in 2018. Non-cash interest expense, which includes amortization and write-off of deferred financing costs, the effects of interest rate swaps, and is offset by capitalized interest, increased $3.8 million to $3.3 million in the three months and increased $7.5 million to $6.3 million in the nine months ended September 30, 2019, as compared to the same periods in 2018.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs and capitalized interest, was 4.9% for each of the three months ended September 30, 2019 and 2018 and 5.1% and 4.8% for the nine months ended September 30, 2019 and 2018, respectively.

Interest Income

Interest income for the three months and nine months ended September 30, 2019 and 2018 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6, “Notes Receivable,” to the accompanying condensed consolidated financial statements for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

In September 2019, we commenced a cash tender offer for any and all outstanding $350 million 5% senior notes due 2021 at a redemption price of $1,002.50 per $1,000 principal amount. Pursuant to the tender offer, $197.5 million aggregate principal amount of these notes were validly tendered. As a result of our purchase of these tendered notes, we recognized a loss on extinguishment of debt of $0.5 million in the three months and nine months ended September 30, 2019.

Loss from Joint Ventures

The loss from joint ventures for the three months and nine months ended September 30, 2019 represents preopening losses associated with the joint venture that we entered into in April 2019 with Gray Television, Inc. to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle. The loss from joint ventures for the three months and nine months ended September 30, 2018 primarily represents preopening expenses incurred by our Gaylord Rockies joint venture, which opened on a limited basis in December 2018 and on a fully operational basis in first quarter 2019, as well as losses incurred by our previous Opry City Stage joint venture. In addition, the nine-month 2018 period includes a gain of $2.8 million recognized from the re-measurement of the pre-existing Opry City Stage equity method investment prior to the Company’s purchase of the remaining joint venture interest in the second quarter of 2018.

Other Gains and (Losses), net

Other gains and (losses), net for the three months and nine months ended September 30, 2019 and 2018 primarily includes gains of $2.8 million and $2.7 million, respectively, from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses. These gains were partially offset by pension settlement losses associated with our defined benefit pension plan of $1.6 million and $1.0 million in the 2019 and 2018 periods, respectively.

Provision for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended September 30, 2019 and 2018, we recorded an income tax provision of $3.5 million and $1.9 million, respectively. For the nine months ended September 30, 2019 and 2018, we recorded an income tax provision of $13.7 million and $9.7 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction in all periods.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the nine months ended September 30, 2019, our net cash flows provided by operating activities were $231.1 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $276.2 million, partially offset by unfavorable changes in working capital of approximately $45.1 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities primarily attributable to the payment of liabilities associated with Gaylord Rockies and our Christmas-related and incentive compensation programs, as well as an increase in accounts receivable due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties, in addition to Gaylord Rockies becoming fully operational in 2019.

During the nine months ended September 30, 2018, our net cash flows provided by operating activities were $225.3 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $222.5 million, and favorable changes in working capital of approximately $2.8 million. The favorable changes in working capital primarily resulted from an increase in accounts payable and accrued liabilities primarily attributable to an increase in deferred revenues associated with our Christmas-related programs and an increase in accrued interest on our outstanding debt, partially offset by an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties.

Cash Flows From Investing Activities. During the nine months ended September 30, 2019, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $109.6 million, and consisted primarily of the expansion of Gaylord Palms, a rooms renovation at Gaylord Opryland, construction of Ole Red Orlando, construction of SoundWaves, and ongoing maintenance capital expenditures for our existing properties. This use of cash was partially offset by the receipt of $10.4 million of principal received from the redemption of the governmental bonds previously held by the Gaylord Rockies joint venture, as further described in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein.

During the nine months ended September 30, 2018, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $132.8 million and consisted primarily of construction of SoundWaves, the expansion of the guest rooms and convention space at Gaylord Texan, construction of Ole Red Nashville, an expansion of the retail, ticketing and parking areas at the Grand Ole Opry House, and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and the payment of cash dividends. During the nine months ended September 30, 2019, our net cash flows used in financing activities were $116.9 million, primarily reflecting the repayment of $302.0 million under our revolving credit facility, the payment of $137.0 million in cash dividends and the distribution by the Gaylord Rockies joint venture of $105.8 million to the noncontrolling interest partners in that joint venture, partially offset by increased borrowings under the Gaylord Rockies loans of $303.4 million and the net issuance of $150.0 million in senior notes.

During the nine months ended September 30, 2018, our net cash flows used in financing activities were $37.0 million, primarily reflecting the payment of $128.8 in cash dividends, partially offset by $99.0 million in net borrowings under our revolving credit facility.

Liquidity

At September 30, 2019, we had $101.8 million in unrestricted cash and $476.0 million available for borrowing under our revolving credit facility. During the nine months ended September 30, 2019, we net repaid $155.8 million in borrowings under our credit facility and senior notes, paid cash dividends of $137.0 million, incurred capital expenditures of $109.6 million and increased the borrowings under the Gaylord Rockies loans by $303.4 million. In addition, the Gaylord Rockies joint venture distributed $105.8 million to the noncontrolling interest partners in that joint venture. These net outflows were offset by cash flows from operating activities discussed above, resulting in the increase in our cash balance from December 31, 2018 to September 30, 2019.

We currently plan to pay a quarterly cash dividend of $0.90 per share in January 2020, subject to determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during the remainder of 2019 by spending between $40 million and $60 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, an expansion of the guest rooms and convention space at Gaylord Palms, a rooms renovation at Gaylord Opryland, and the construction of Ole Red Orlando.

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

At September 30, 2019, we were in compliance with all covenants related to our outstanding debt.

Principal Debt Agreements

Credit Facility. On May 11, 2017, we entered into a Fifth Amended and Restated Credit Agreement (the “Original Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, which amended and restated the Company’s existing credit facility. In addition, on May 23, 2017, we entered into an Amendment No. 1 (the “Amendment No. 1”), on June 26, 2018, we entered into an Amendment No. 2 (the “Amendment No. 2”), and on October 31, 2019, we entered into a Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) among the same parties, as discussed below. As amended, our credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a $300.0 million senior secured term loan A (increased from $200 million) (the “Term Loan A”), and a $400.0 million senior secured term loan B (the “Term Loan B”), each as discussed below. The Credit Agreement also increased the accordion feature of the Original Credit Agreement from $500 million to $600 million.

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

In addition, each of the Revolver, Term Loan A and Term Loan B contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. As amended, the material financial covenants, ratios or tests contained in the Credit Agreement are as follows:

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

$700 Million Revolving Credit Facility. Pursuant to the Credit Agreement, the maturity date of the Revolver was extended from May 23, 2021 to March 31, 2024, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.40% to 1.95%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. At September 30, 2019, the interest rate on the Revolver was LIBOR plus 1.80%. Effective October 31, 2019, as amended, the interest rate on the Revolver was LIBOR plus 1.50%. Principal is payable in full at maturity.

At September 30, 2019, $223.0 million of borrowings were outstanding under the Revolver, and the lending banks had issued $1.0 million of letters of credit under the Credit Agreement, which left $476.0 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”) and our $500 million in aggregate principal amount of senior notes due 2027 (the “$500 Million 4.75% Senior Notes”), which we met at September 30, 2019).

Term Loan A Facility. Pursuant to the Credit Agreement, the Term Loan A was increased from $200 million to $300 million and the maturity date was extended from May 23, 2022 to March 31, 2025. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.35% to 1.90%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. At September 30, 2019, the interest rate on the Term Loan A was LIBOR plus 1.75%. Effective October 31, 2019, as amended, the interest rate on the Term Loan A was LIBOR plus 1.45%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At closing in 2017, we drew down on the Term Loan A in full and proceeds were used to pay down a portion of the Revolver. Net proceeds from the increase in the Term Loan A pursuant to the Credit Agreement were approximately $94 million and, along with cash on hand, were used to repay $100 million of the outstanding indebtedness under the Term Loan B.

Term Loan B Facility. The Term Loan B has a maturity date of May 11, 2024. The applicable interest rate margins for borrowings under the Term Loan B are, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set forth in the Credit Agreement. At September 30, 2019, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. We have designated these interest rate swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. As a result of Amendment No. 2, the commencement date for any Excess Cash Flow payments has been extended to December 31, 2019. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing of Amendment No. 1 in 2017, we drew down on the Term Loan B in full. The Credit Agreement did not change the maturity date or applicable margin on interest rates for the Term Loan B. At September 30, 2019, $487.5 million in borrowings were outstanding under the Term Loan B. On October 31, 2019, subsequent to the repayment discussed above, there was $387.5 million outstanding under the Term Loan B.

$700 Million 4.75% Senior Notes. In September 2019, the Operating Partnership and Finco completed the private placement of $500.0 million in aggregate principal amount of senior notes due 2027, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $500 Million 4.75% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $500 Million 4.75% Senior Notes have a maturity date of October 15, 2027 and bear interest at 4.75% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2020. The $500 Million 4.75% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $400 Million 5% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $500 Million 4.75% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $500 Million 4.75% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $500 Million 4.75% Senior Notes.

The $500 Million 4.75% Senior Notes are redeemable before October 15, 2022, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $500 Million 4.75% Senior Notes will be redeemable, in whole or in part, at any time on or after October 15, 2022 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.563%, 102.375%, 101.188%, and 100.00% beginning on October 15 of 2022, 2023, 2024, and 2025, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

In connection with the issuance of the $500 Million 4.75% Senior Notes, we entered into a registration rights agreement that requires us to complete a registered offer to exchange the $500 Million 4.75% Senior Notes for registered notes with substantially identical terms as the $500 Million 4.75% Senior Notes on or before September 18, 2020.

The net proceeds from the issuance of the $500 Million 4.75% Senior Notes totaled approximately $493 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used substantially all of these proceeds to tender and redeem our previous $350 Million 5% Senior Notes, as discussed below, and to repay a portion of the amounts outstanding under the Revolver.

In October 2019, we completed a tack-on private placement of $200.0 million in aggregate principal amount of 4.75% senior notes due 2027 (the “additional 2027 notes”) at an issue price of 101.250% of their aggregate principal amount plus accrued interest from the September 19, 2019 issue date for the $500 Million 4.75% Senior Notes. The additional 2027 notes and the $500 Million 4.75% Senior Notes constitute a single class of securities (collectively, the “$700 Million 4.75% Senior Notes”). All other terms and conditions of the additional 2027 notes are identical to the $500 Million 4.75% Senior Notes. See Note 17, “Subsequent Events” to the accompanying condensed consolidated financial statements included herein for additional discussion regarding the additional 2027 notes.

The net proceeds of the additional 2027 notes totaled approximately $199 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used substantially all of these proceeds to repay a portion of the amounts outstanding under the Revolver.

$400 Million 5% Senior Notes. In 2015, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of senior notes due 2023, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $400 Million 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $400 Million 5% Senior Notes have a maturity date of April 15, 2023 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The $400 Million 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the new $700 million 4.75% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 5% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 5% Senior Notes.

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

$350 Million 5% Senior Notes. In 2013, the Operating Partnership and Finco completed the private placement of $350.0 million in aggregate principal amount of senior notes due 2021, which were guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement.

In September 2019, we commenced a cash tender offer for any and all outstanding $350 Million 5% Senior Notes at a redemption price of $1,002.50 per $1,000 principal amount. Pursuant to the tender offer, $197.5 million aggregate principal amount of the $350 Million 5% Senior Notes were validly tendered. As a result of this tender offer, we recognized a loss on extinguishment of debt of $0.5 million in the three months and nine months ended September 30, 2019. We used a portion of the proceeds from the issuance of the $500 Million 4.75% Senior Notes to fund the tender offer.

In accordance with the indenture governing the $350 Million 5% Senior Notes, subsequent to expiration of the tender offer, in September 2019, we gave irrevocable notice of the redemption of all remaining $350 Million 5% Senior Notes not tendered in the tender offer and irrevocably deposited with the trustee for the $350 Million 5% Senior Notes an amount sufficient to pay the redemption price of the $350 Million 5% Senior Notes called for redemption at that date, including interest. Accordingly, the $350 Million 5% Senior Notes are no longer reflected in the accompanying condensed consolidated balance sheet at September 30, 2019. We used a portion of the proceeds from the issuance of the $500 Million 4.75% Senior Notes to fund the redemption.

As a result of the refinancing of the $350 Million 5% Senior Notes, we wrote off $1.7 million of unamortized deferred financing costs, which are recorded as interest expense in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2019.

$800 Million Term Loan (Gaylord Rockies Joint Venture). On July 2, 2019, Aurora Convention Center Hotel, LLC and Aurora Convention Center Hotel Lessee, LLC, subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced the Gaylord Rockies joint venture’s existing $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility and also includes the option for an additional $80.0 million of borrowing capacity should the Gaylord Rockies joint venture decide to pursue a future expansion of Gaylord Rockies. The Gaylord Rockies Loan matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bears interest at LIBOR plus 2.50%. Simultaneous with closing, the Gaylord Rockies joint venture entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. We have designated this interest rate swap as an effective cash flow hedge.

The proceeds from the Gaylord Rockies Loan were used by the Gaylord Rockies joint venture to repay the previously outstanding $500 million construction loan and $39 million mezzanine loan, and, after payment of expenses, the Gaylord Rockies joint venture distributed the excess proceeds to the owners of the Gaylord Rockies joint venture pro rata in proportion to their interests therein. We received a distribution of approximately $153 million, which was used to repay a portion of the amounts outstanding under the Revolver.

The Gaylord Rockies Loan is secured by a deed of trust lien on the Gaylord Rockies real estate and related assets. We and an affiliate of RIDA each entered into limited repayment and carry guaranties that, in the aggregate, guarantee repayment of 10% of the principal debt, together with interest and operating expenses, which are to be released once the Gaylord Rockies joint venture achieves a certain debt service coverage threshold as defined in the Gaylord Rockies Loan. Generally, the Gaylord Rockies Loan is non-recourse to the Company, subject to (i) those limited guaranties, (ii) a completion guaranty in the event the expansion is pursued, and (iii) customary non-recourse carve-outs.

As a result of the refinancing, the Gaylord Rockies joint venture wrote off $1.1 million of deferred financing costs, which are recorded as interest expense in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2019.

$500 Million Construction Loan (Gaylord Rockies Joint Venture)

In December 2015, Aurora Convention Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (collectively, “Borrower”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Building Loan Agreement (the “Construction Loan”) with Wells Fargo Bank, N.A., as administrative agent, for a senior loan with available borrowings of up to $500.0 million. The Construction Loan bore interest at an annual rate equal to LIBOR plus 3.25% and had an original maturity date of December 18, 2019. The Construction Loan was secured by substantially all of the assets of Hotel Owner and an assignment of the hotel’s management agreement. As discussed above, the Construction Loan was refinanced in July 2019 by the Gaylord Rockies Loan.

$39 Million Mezzanine Loan (Gaylord Rockies Joint Venture)

In December 2015, Aurora Convention Hotel Mezz, LLC (“Mezz”) and Aurora Convention Center Hotel Lessee Midco Member, LLC (collectively, “Mezz Borrower”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Mezzanine Loan Agreement (the “Mezzanine Loan”) with Marriott International Capital

Corporation, for a mezzanine loan with available borrowings, as amended, of up to $39.0 million. The Mezzanine Loan bore interest at an annual rate of LIBOR plus 7.00% and had an original maturity date of December 18, 2019. The Mezzanine Loan was secured by Mezz Borrower’s interests in the joint venture. As discussed above, the Mezzanine Loan was refinanced in July 2019 by the Gaylord Rockies Loan.

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

Off-Balance Sheet Arrangements

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Credit Agreement had issued $1.0 million of letters of credit at September 30, 2019. Except as set forth in these paragraphs, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2019, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1) (2)	$2,610,500	$5,000	$433,000	$1,672,500	$500,000
Finance leases	1,662	260	501	292	609
Operating leases (3)	605,665	6,159	12,148	11,796	575,562
Construction commitments (4)	48,626	48,626	—	—	—
Other	13,311	1,109	2,218	2,218	7,766
Total contractual obligations	$3,279,764	$61,154	$447,867	$1,686,806	$1,083,937
(1)	Long-term debt commitments do not include approximately $518.7 million in interest payments projected to be due in future years (less than 1 year – $114.3 million; 1-3 years – $213.5 million; 3-5 years – $118.7 million; more than five years – $72.2 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at

September 30, 2019 for our variable-rate debt, including the impact of interest rate swaps. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the interest we paid during the fiscal years 2018, 2017 and 2016.
(2)	Debt commitments due in 3-5 years includes $800.0 million of the Gaylord Rockies Loan for the Gaylord Rockies joint venture.
(3)	Total operating lease commitments of $605.7 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located, which we may extend until January 2101.
(4)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is generally 5.0% of the respective property’s total annual revenue. At September 30, 2019, $48.6 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

The expected cash flows under our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan are estimated based upon the best information currently available, but are not driven by contractual terms. Therefore, these obligations have been excluded from the contractual obligations table above. See Note 8 and Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion related to these obligations. In addition, the timing of the expected cash flows related to our funding obligation in the joint venture described in Note 13, “Commitments and Contingencies,” to the condensed consolidated financial statements included herein is not contractually determined. Therefore, this obligation has been excluded from the contractual obligations table above.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, stock-based compensation, depreciation and amortization, derivative financial instruments, income taxes, pension and postretirement benefits other than pension plans, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than our January 1, 2019 adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016-02, “Leases,” as discussed in Note 1, “Basis of Presentation,” and the inclusion of interest rate swaps as discussed in Note 7, Debt,” to the condensed consolidated financial statements included herein, there were no newly identified critical accounting policies in the first nine months of 2019, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Risk Related to Changes in Interest Rates

As of September 30, 2019, borrowings outstanding under the Revolver bear interest at an annual rate of LIBOR plus 1.80%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $223.0 million in borrowings outstanding under the Revolver at September 30, 2019 would increase by approximately $2.2 million.

As of September 30, 2019, borrowings outstanding under our Term Loan A bear interest at an annual rate of LIBOR plus 1.75%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $200.0 million in borrowings outstanding under our Term Loan A at September 30, 2019 would increase by approximately $2.0 million.

As of September 30, 2019, borrowings outstanding under our Term Loan B bear interest at an annual rate of LIBOR plus 2.00%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $487.5 million in borrowings outstanding under our Term Loan B at September 30, 2019 would increase by approximately $4.9 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at September 30, 2019. As a result, the interest rate market risk implicit in these investments at September 30, 2019, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At September 30, 2019, the value of the investments in the pension plan was $64.0 million, and an immediate 10% decrease in this value would have reduced the value of the investments in the pension plan by approximately $6.4 million.

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

4.1

Indenture, dated as of September 19, 2019, among RHP Hotel Properties, LP and RHP Finance Corporation, as the issuers, Ryman Hospitality Properties, Inc., as a guarantor, each of the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, relating to the $500 Million 4.750% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 19, 2019).

4.2	Form of 4.750% Senior Note due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 19, 2019).

4.3

Registration Rights Agreement, dated as of September 19, 2019, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein, and Deutsche Bank Securities Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed September 19, 2019).

4.4	Supplemental Indenture No. 1, dated as of October 8, 2019, by and among RHP Hotel Properties, LP, and RHP Finance Corporation, as the issuers, Ryman Hospitality Properties, Inc., as a guarantor,

each of the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, relating to the $200 Million 4.750% Senior Notes due 2027 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 8, 2019).

4.5

Registration Rights Agreement, dated as of October 8, 2019, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein, and Deutsche Bank Securities Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed October 8, 2019).

10.1

Second Amended and Restated Loan Agreement entered into as of July 2, 2019, among Aurora Convention Center Hotel, LLC, Aurora Convention Center Hotel Lessee, LLC, Wells Fargo Bank, National Association, and the financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2019).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three months and nine months ended September 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: November 5, 2019	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Senior Vice President, Corporate
Controller and Chief Accounting Officer