Form 10-K
period 2019-12-31
Ryman Hospitality Properties, Inc.
filed 2020-02-25
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-13079

RYMAN HOSPITALITY PROPERTIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	73-0664379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Gaylord Drive, Nashville, Tennessee	37214
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (615) 316-6000

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Trading Symbol(s)	Which Registered
Common stock, par value $.01	RHP	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ⌧ Yes ◻ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes ⌧ No

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

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on June 28, 2019 of $81.09 per share was approximately $3,737,335,683 (assuming for this purpose that shares beneficially owned by persons other than officers or directors of the registrant, and their affiliates, are held by non-affiliates).

As of January 31, 2020, there were 54,898,888 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

RYMAN HOSPITALITY PROPERTIES, INC.

2019 ANNUAL REPORT ON FORM 10-K

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

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the effect of our election to be taxed as a real estate investment trust (“REIT”) and maintain REIT status for federal income tax purposes; (ii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iii) our announced dividend policy including the frequency and amount of any dividend we may pay; (iv) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and our investment in the joint venture (the “Gaylord Rockies joint venture”) that owns the Gaylord Rockies Resort & Convention Center in Aurora, Colorado (“Gaylord Rockies”); (v) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vi) our anticipated capital expenditures and investments; (vii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; (viii) our pending acquisition of the Block 21 complex in Austin, Texas (“Block 21”); and (ix) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

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

Item 1.            Business

Overview

Ryman is the successor to Gaylord Entertainment Company (“Gaylord”), a Delaware corporation originally incorporated in 1956. As part of the plan to restructure our business operations to facilitate our qualification as a REIT for federal income tax purposes, Gaylord merged with and into its wholly-owned subsidiary, Ryman, on October 1, 2012, with Ryman as the surviving corporation, and Ryman succeeded to and began conducting, either directly or indirectly, all of the business conducted by Gaylord immediately prior to the merger. Ryman is a Delaware corporation that began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013. We specialize in group-oriented, destination hotel assets in urban and resort markets. As a REIT, we generally will not be subject to federal corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment substantially eliminates the federal “double taxation” on earnings from our REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. Our non-REIT operations, which consist of the activities of our TRSs that lease or sublease our hotels from our qualified REIT subsidiaries, as well as businesses within our Entertainment segment, continue to be subject, as applicable, to federal and state corporate income taxes.

Our owned assets include a network of four upscale, meetings-focused resorts totaling 8,114 rooms that are managed by Marriott under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National. We also own a 62.1% interest in a joint venture that owns Gaylord Rockies, which opened in December 2018 and is managed by Marriott under the Gaylord Hotels brand.

We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, and the General Jackson Showboat (“General Jackson”). We also own a 50% interest in a joint venture intended to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”).

Our operations are organized into three principal business segments: (i) Hospitality, which includes our directly-owned hotel properties and the results of hotel operations, as well as the Gaylord Rockies joint venture; (ii) Entertainment, which includes our Grand Ole Opry assets, the Ryman Auditorium, WSM-AM, Ole Red, our other Nashville-based attractions, among others, as well as the Circle joint venture; and (iii) Corporate and Other, which includes corporate expenses. These three business segments — Hospitality, Entertainment, and Corporate and Other — represented approximately 89%, 11%, and 0%, respectively, of our total revenues for the fiscal year ended December 31, 2019.

Financial information by business segment and for each of our Gaylord Hotels properties as of December 31, 2019 and for each of the three years then ended appears in Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 15 – Financial Reporting by Business Segments” to our consolidated financial statements included in this Annual Report on Form 10-K.

Our Strategic Plan

Our goal is to be the nation’s premier hospitality REIT for group-oriented, destination hotel assets in urban and resort markets.

●	Existing Hotel Property Design. Our Gaylord Hotels properties focus on the large group meetings market in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. This strategy creates a better experience for both meeting planners and guests, and has led to our current Gaylord Hotels properties claiming a place among the leading convention hotels in the country.
●	Expansion of Hotel Asset Portfolio. While our short-term capital allocation strategy has focused on returning capital to stockholders through the payment of dividends, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are generally interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. To this end, since December 2018, we have increased our investment in the Gaylord Rockies joint venture from 35% to 62.1%. As a REIT, we do not view independent, large-scale development of resort and convention hotels as part of our long-term growth strategy.
●	Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in four Blake Shelton-themed multi-level bar, music venue and event spaces in Nashville, Orlando, Gatlinburg Tennessee, and Tishomingo Oklahoma, named after the Shelton hit “Ol’ Red,” and invested in Circle.

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

Based on our information, publicly-available information, and information and data obtained from Smith Travel Research, the top 10 hotels within the United States with the highest square footage of self-contained exhibit and meeting space as of January 2020 are as follows:

			Total Exhibit and
			Meeting Space
Facility (1)	Location	Hotel Rooms	(sq. ft.)
The Venetian Resort & Casino	Las Vegas, NV	4,028	2,250,000
Mandalay Bay Resort & Casino	Las Vegas, NV	3,209	2,100,000
Gaylord Opryland Resort & Convention Center	Nashville, TN	2,888	640,000
MGM Grand Las Vegas	Las Vegas, NV	5,044	602,000
Gaylord National Resort & Convention Center	National Harbor, MD	1,996	500,000
Gaylord Texan Resort & Convention Center	Grapevine, TX	1,814	488,000
Marriott Orlando World Center Resort	Orlando, FL	2,009	450,000
Rosen Shingle Creek Resort	Orlando, FL	1,501	410,000
Gaylord Rockies Resort & Convention Center (2)	Aurora, CO	1,501	409,000
Gaylord Palms Resort & Convention Center	Kissimmee, FL	1,416	400,000
(1)	Bolded facilities are owned by the Company.
(2)	The Company owns a 62.1 percent interest through the Gaylord Rockies joint venture.

Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the Ryman Auditorium, the General Jackson Showboat, and other attractions in the Nashville area. Gaylord Opryland has 2,888 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 640,000 square feet. Gaylord Opryland is routinely recognized by many industry and commercial publications, including being awarded a 2019 STELLA Award Silver Winner for best conference center by Northstar Meetings Group and Meetings & Conventions and Successful Meetings magazines, a 2019 Award of Excellence Recipient from Corporate & Incentive Travel magazine, Best of the South Award Winner from Meetings Today, and recognition as a member of Meeting & Conventions Hall of Fame. We opened the indoor sections of SoundWaves, a $90 million luxury indoor/outdoor waterpark with over 200,000 square feet of water attractions and amenities adjacent to Gaylord Opryland in December 2018 and the outdoor sections in May 2019.

Gaylord Palms Resort and Convention Center — Kissimmee, Florida. Gaylord Palms has 1,416 signature guest rooms, three ballrooms with approximately 76,000 square feet, 76 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida, which we have leased pursuant to a 75-year ground lease with a 24-year renewal option. The resort is approximately a five-minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets, a new resort pool, and a full-service spa with 20,000 square feet of dedicated space. Hotel guests also have golf privileges at Celebration Golf Club, located approximately two miles from the property. Gaylord Palms is rated as a AAA Four-Diamond Hotel and is routinely recognized by many industry and commercial publications, including being awarded a 2019 STELLA Award Bronze Winner for best conference center by Northstar Meetings Group and Meetings & Conventions and Successful Meetings magazines, a 2019 Award of Excellence Recipient from Corporate & Incentive Travel magazine, Best of the South Award Winner from Meetings Today, and recognition as a member of Meeting & Conventions Hall of Fame. In 2018, we began construction of a $158 million expansion of Gaylord Palms, which will include an additional 303 guest rooms and 90,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure. The expansion is expected to be completed in summer 2021.

Gaylord Texan Resort and Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. Of the 85 acres, we own 75 acres and lease approximately 10 acres pursuant to a ground lease. The hotel features a lavish and expansive atrium, 1,814 signature guest rooms, four ballrooms with approximately 115,000 square feet, 88 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 488,000 square feet. The property also includes a number of themed restaurants, retail outlets, a resort pool, a full-service spa with 25,000 square feet of dedicated space, and an entertainment complex consisting of an approximately 39,000 square foot venue with a performance stage, dance floor, and a two-story outdoor deck. Guests also have access to the adjacent Cowboys Golf Club. The Gaylord Texan is rated as a AAA Four-Diamond Hotel and is routinely recognized by many industry and commercial publications, including being awarded a 2019 STELLA Award Gold Winner by Northstar Meetings Group and Meetings & Conventions and Successful Meetings magazines, a 2019 Award of Excellence Recipient from Corporate & Incentive Travel magazine, and Best of the South Award Winner from Meetings Today. In 2018, we completed construction of a $110 million expansion of Gaylord Texan that included an additional 303 guest rooms and 88,000 square feet of meeting space.

Gaylord National Resort and Convention Center — National Harbor, Maryland. Gaylord National is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 500,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center, a freestanding 24,000-square foot ballroom building offering 16,000 square feet of meeting space on the banks of the Potomac River that opened in May 2017, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. The Gaylord National is rated as a AAA Four-Diamond Hotel and is routinely recognized by many industry and commercial publications, including being awarded a 2019 STELLA Award Gold Winner by Northstar Meetings Group and Meetings & Conventions and Successful Meetings magazines, a 2019 Award of Excellence Recipient from Corporate & Incentive Travel magazine, and Best of the East Award Winner from Meetings Today.

Gaylord Rockies Resort and Convention Center — Aurora, Colorado. As further discussed in “Note 4 – Investment in Gaylord Rockies Joint Venture” to our consolidated financial statements included in this Annual Report on Form 10-K, we own a 62.1% interest in, and are the managing member of, the Gaylord Rockies joint venture. Gaylord Rockies is situated on approximately 85 acres and is located approximately 10 minutes from Denver International Airport. The hotel features a lavish and expansive atrium, 1,501 signature guest rooms, including 114 suites, four ballrooms with up to approximately 60,000 square feet, up to 81 breakout rooms, indoor meeting, exhibit and pre-function space of approximately 409,000 square feet, and additional outdoor meeting space of approximately 76,000 square feet. The property also includes a number of themed restaurants, retail outlets, a full-service spa, five outdoor event spaces and an indoor/outdoor pool complex. The approximately $800 million hotel project opened on a limited basis in December 2018 and on a fully completed basis in January 2019. In February 2020, the Company and its joint venture partner announced an $80 million, 317-room expansion for Gaylord Rockies expected to be completed in early 2022. Gaylord Rockies was awarded a 2019 STELLA Award Silver Winner for best conference center by Northstar Meetings Group and Meetings & Conventions and Successful Meetings magazines.

Inn at Opryland. We also own the Inn at Opryland, which is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space.

AC Hotel. We also own the AC Hotel, which is located near Gaylord National. The hotel has 192 rooms and approximately 3,700 square feet of meeting space.

Description of our Entertainment Portfolio

The Grand Ole Opry. The Grand Ole Opry, which celebrated its 94th anniversary in 2019, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Grand Ole Opry House, home of the Grand Ole Opry, seats approximately 4,400, is located in the Opryland complex, and was named the Venue of the Year by the Academy of Country Music in 2014. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and Sirius/XM Radio and streamed on the Internet. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists and other acts. We recently completed construction of an approximately $20 million expansion to the Grand Ole Opry House, which includes a larger retail space, additional food and beverage options, a redesigned box office, VIP lounge area with a backstage tour theater, and additional parking.

Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. In June 2015, the Ryman completed a $14 million expansion, including updated museum exhibits, a new museum theatre and a new café. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2019 to January 2020. In 2019, the Ryman Auditorium was named “Theatre of the Year” by Pollstar Concert Industry Awards for the ninth consecutive year, “Venue of the Year” by the Country Music Association for the fifth consecutive year, and “Venue of the Year – Small Capacity” by the Academy of Country Music for the sixth time.

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

Ole Red. In May 2018, we opened our flagship Ole Red location, a multi-level entertainment venue in downtown Nashville. The 26,000-square foot venue features a two-story bar and restaurant, performance space, private event space and a 6,000-square foot rooftop restaurant and bar. We own additional Ole Red locations in Gatlinburg, Tennessee and Tishomingo, Oklahoma, and are developing an additional location in Orlando, Florida that is expected to open in Spring 2020.

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

Gaylord Springs. Minutes from Gaylord Opryland, Gaylord Springs, our 18-hole championship golf course, was designed by former U.S. Open and PGA Champion Larry Nelson. The 40,000 square-foot antebellum-style clubhouse offers meeting space for up to 500 guests. Marriott manages the day-to-day operations of Gaylord Springs.

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

Tax Status

As a REIT, we generally are not subject to corporate federal income tax on that portion of our REIT taxable income that we distribute to our stockholders. In addition to the requirement that 75% of our gross income for each taxable year be derived from “rents from real property” discussed above, we are subject to other organizational and operational requirements including the requirement that we distribute at least 90% of our REIT taxable income each year and the requirement that no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include various kinds of entities). We will be subject to federal and state income tax on our taxable income at regular corporate rates to the extent we distribute less than 100% of our REIT taxable income in any taxable year or if we fail to qualify as a REIT for federal income tax purposes in any taxable year. In that latter event, we will also not be permitted to qualify for treatment as a REIT for federal income tax purposes until the fifth year following any year in which qualification is lost. Our non-REIT operations, which consist of the activities of our TRSs that lease or sublease our hotels from the Operating Partnership, as well as businesses within our Entertainment segment, will continue to be subject, as applicable, to federal and state corporate income taxes.

Employees

At December 31, 2019, we had approximately 593 full-time and 613 part-time and temporary employees. Of these, approximately 498 full-time and 610 part-time employees were employed in our Entertainment segment; and approximately 95 full-time employees and 3 part-time employees were employed in our Corporate and Other segment, with several of those Corporate and Other segment employees providing direct support to our Entertainment segment. We believe our relations with our employees are good. In connection with Marriott’s assumption of the day-to-day management of our Gaylord Hotels properties and certain other assets, effective in 2012, our former employees involved in the day-to-day operations of our Gaylord Hotels, as well as the Inn at Opryland, the General Jackson, Gaylord Springs and the Wildhorse Saloon, became employees of Marriott. Since that time, Marriott has been responsible for hiring and maintaining the labor force at each of these properties, as well as Gaylord Rockies and the AC Hotel upon opening.

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

Management Agreements

Gaylord Hotels. We are a party to a management agreement with Marriott for each of our four owned Gaylord Hotels properties, as well as a pooling agreement with Marriott with respect to our four owned Gaylord Hotels properties on an aggregate basis. Each of the management agreements has a term expiring in 2047, with three automatic 10-year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of the management agreements requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement requires us to pay to Marriott an incentive fee of 10% of the first $15.0 million of pooled available cash flow (which is generally operating profit for the pooled hotels less an owner’s priority) plus 20% of any additional pooled available cash flow over such threshold. The owner’s priority is collectively $240 million, plus certain additional amounts, including 10% of certain non-routine capital expenditures and conversion work, and 10% of replacements of furniture, fixtures, and equipment and routine capital expenditures in excess of a reserve. If one or more of our Gaylord Hotels properties were not a “pooled hotel” (i.e., if we cease to own the hotel or we lease the hotel to a third party), the thresholds used to calculate the incentive fee in the pooling agreement will be adjusted, and the incentive fee for the non-pooled hotel will be based on such hotel’s performance. The management agreements and pooling agreement also contain certain restrictions on our incurring indebtedness that encumber our Gaylord Hotels properties on an individual or aggregate basis. The management agreements may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards. The management agreements prohibit us from selling the Gaylord Hotels properties to certain persons, including any person who does not, in Marriott’s reasonable judgment, have sufficient financial resources and liquidity to fulfil our obligations under the management agreements, or any person who owns a controlling interest in a hotel brand (e.g., Hilton or Hyatt) totaling at least ten full-service hotels that are not affiliated with a brand but that are marketed and operated as a collective group, if such brand or group of hotels compete with Marriott. In addition, we may not sell a Gaylord Hotels property if we are then in breach of the applicable management agreement.

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

Certain Nashville Attractions. Marriott manages the General Jackson, the Wildhorse Saloon, and Gaylord Springs pursuant to management agreements. Each of these management agreements require us to pay Marriott a base management fee of approximately 2% of total revenues. Additionally, the management agreements require us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreements) over a certain threshold. The management agreements for the General Jackson and the Wildhorse Saloon expired in 2017, with five one-year renewal options, the third of which was exercised in 2019, so long as neither party terminates the agreement. The management agreement for Gaylord Springs expires in 2022.

Total base management fees incurred during 2019, 2018 and 2017 were $31.6 million, $23.3 million and $22.0 million, respectively. Total incentive fees incurred during 2019, 2018 and 2017 were $12.6 million, $11.8 million and $6.1 million, respectively. Management fees are presented in the accompanying financial information net of the amortization of the deferred management rights proceeds discussed further in “Note 6 – Deferred Management Rights Proceeds” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Circle is subject to U.S. federal regulation of broadcast media, including FCC regulations on programming networks and content distributors. These include regulations related to closed captioning, advertising restrictions, obscenity restrictions and pricing, among others.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company at January 1, 2020. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	72	Chairman of the Board of Directors and Chief Executive Officer
Mark Fioravanti	58	President and Chief Financial Officer
Patrick Chaffin	46	Executive Vice President and Chief Operating Officer
Bennett Westbrook	53	Executive Vice President and Chief Development Officer
Scott J. Lynn	46	Executive Vice President, General Counsel and Secretary
Jennifer Hutcheson	42	Senior Vice President, Corporate Controller and Chief Accounting Officer

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

Patrick Chaffin is Executive Vice President and Chief Operating Officer of the Company, a position he has held since May 2019. In this role, Mr. Chaffin leads our asset management function, state and local government relations, product enhancement and site selection for our hotel portfolio’s growth. From April 2018 to May 2019, he was Executive Vice President of Asset Management for the Company. From January 2013 to March 2018, he was the Senior Vice President of Asset Management. From January 2007 to December 2012, he led the strategic planning, operations analysis and investor relations functions for Gaylord Entertainment. Prior to its sale in June 2007, Mr. Chaffin served as the head of finance for ResortQuest International, formerly a division of Gaylord Entertainment. Prior to joining Gaylord Entertainment in January 2005, Mr. Chaffin worked for General Motors Corporation for 9 years serving in a variety of corporate and manufacturing positions. Mr. Chaffin earned a B.S. degree from Lipscomb University and an MBA from the Owen Graduate School of Management at Vanderbilt University.

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

If, in any taxable year, we fail to qualify for taxation as a REIT, and are not entitled to relief under the Internal Revenue Code of 1986, as amended (the “Code”):

●	we would not be allowed a deduction for distributions to stockholders in computing our taxable income; and

●	we would be subject to federal and state income tax on our taxable income at regular corporate rates.

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

In 2017, the U.S. Congress passed tax reform legislation that made significant changes to corporate and individual tax rates and the calculations of taxes, as well as international tax rules for U.S. domestic corporations. In addition, it is uncertain if and to what extent various states will conform to this legislation. As a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations (except for income related to our TRSs) if we comply with the various tax regulations governing REITs. Stockholders, however, are generally required to pay taxes on REIT dividends. Tax reform legislation will continue to affect the way in which dividends paid on shares of our common stock are taxed and could impact our stock price or how stockholders and potential investors view an investment in REITs generally.

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

If our third-party managers do not manage our hotel properties or other businesses successfully, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders may be negatively impacted.

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

The ability of Marriott to successfully operate and manage our current hotel properties and convention business is subject to factors beyond our and their control, which could reduce the revenue and operating income of these properties. These factors include:

●	the desirability and perceived attractiveness of the Nashville, Tennessee; Orlando, Florida; Dallas, Texas; Washington D.C. and Denver, Colorado areas as tourist and convention destinations;
●	adverse changes in the national economy and in the levels of tourism and convention business that affect our current hotel properties;
●	the level of governmental group business, which has decreased at times in the past due to uncertainty surrounding the U.S. government budget;
●	Marriott’s ability to attract group convention business;
●	Marriott’s ability to contract for and collect attrition and cancellation fees from groups that do not fulfill minimum stay or spending requirements;
●	the opening of other new hotels could impact the group convention business at our current hotel properties;
●	the highly competitive nature of the hotel, tourism and convention business in which our hotel properties operate, including the fact that we compete for convention business with publicly-financed civic convention centers;
●	the susceptibility of group convention business to reduced levels of demand during the year-end holiday periods, which Marriott may not be able to offset by attracting sufficient general tourism guests;
●	the financial condition of the airline and other transportation-related industries and the resulting impact on travel; and
●	increases in our operating costs due to labor costs in connection with workers’ compensation, healthcare-related costs (including the Affordable Care Act or its potential replacement), and organized labor activities, the last of which, in addition to increasing labor costs, could cause a diversion of business from our hotels involved in labor negotiations and loss of group business.

These factors could reduce the revenues and net operating profits of our TRS lessees, which in turn could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to service debt and make distributions to our stockholders.

Due to the geographic concentration of our current hotel properties, we are subject to a greater degree of risk to certain factors.

Due to the geographic concentration of our current hotel properties, we are subject to a greater degree of risk to factors including:

●	local economic and competitive conditions;
●	natural and other disasters;
●	a decline in air passenger travel due to higher ticket costs or fears concerning air travel;
●	a decline in the attractiveness of the areas in which our hotels are located as a convention and tourism destination; and
●	a decrease in convention and meeting business at any of our properties.

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

Acquisitions of hotels will require significant capital expenditures, and hotels that we acquire may need renovations and capital improvements at the time of acquisition. All of our hotel properties will require periodic capital expenditures and renovation to remain competitive. We may also undertake hotel expansions or new features at our existing hotel properties that involve significant capital expenditures, such as our Gaylord Palms and Gaylord Rockies expansions. If any hotels that we acquire are subject to franchise agreements, the franchisors of these hotels may also require periodic capital improvements as a condition to our maintaining the franchise licenses. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and net of capital gains) each year to maintain our qualification as a REIT for federal income tax purposes. As a result, our ability to fund acquisitions or capital expenditures through any retained earnings or operating cash flow will be limited. Consequently, we will rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Our ability to grow through acquisitions will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

In addition, capital improvements may give rise to the following risks:

●	possible environmental problems;
●	construction cost overruns and delays;

●	the possibility that revenues will be reduced while rooms, restaurants or other facilities are out of service due to capital improvement projects;
●	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on attractive terms; and
●	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

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

We currently have a significant amount of debt. At December 31, 2019, we had approximately $2.6 billion of total debt (which includes approximately $0.8 billion of debt related to our Gaylord Rockies joint venture, in which we own a 62.1% interest). We may incur additional debt in connection with any additional hotel acquisitions, development, investment in new projects, renovations, or capital improvement.

Our substantial amount of debt could have important consequences. For example, it could:

●	increase our vulnerability to general adverse economic and industry conditions;
●	require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to make distributions to our stockholders and to fund future capital expenditures, working capital and other general corporate requirements;
●	limit our flexibility in planning for, or reacting to, changes in our business and the hospitality industry, which may place us at a competitive disadvantage compared with competitors that are less leveraged;
●	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity; and
●	limit our ability to obtain additional financing for various projects, including possible expansions of our existing properties and acquisitions of additional properties.

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

Our existing financial agreements, including our credit facility and term loan B impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities, including our ability to make distributions to any stockholder. Our credit facility currently requires us to comply with or maintain certain financial tests and ratios, including minimum fixed charge coverage ratio, minimum implied debt service coverage ratio and maximum funded debt to asset value ratio, and our financial agreements prohibit or limit our ability to, among other things:

●	incur additional debt, issue guarantees of debt and issue preferred stock;
●	create liens;
●	sell assets;
●	sell equity interests in our restricted subsidiaries;
●	redeem and/or prepay certain debt;
●	pay dividends on our stock to our stockholders or repurchase our stock or other equity interests;
●	make certain investments;
●	enter new lines of business;
●	engage in consolidations, mergers and acquisitions;
●	enter into transactions with affiliates; or
●	agree to restrictions on our subsidiaries’ ability to pay dividends and make other distributions to us.

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

Subject to applicable laws and certain agreed-upon exceptions, our $700 revolving credit facility, $300 million term loan A, and $500 million term loan B are secured by liens on the substantial majority of our assets, including mortgages on each of our Gaylord Hotels properties. In addition, the Gaylord Rockies joint venture’s $800 million term loan is secured by liens on the substantial majority of Gaylord Rockies assets. Further, the Block 21 assets are and will be subject to mortgage debt that we intend to assume. In the event of a default under our credit facility, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.

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

Any replacement of LIBOR as the basis on which interest on our variable-rate debt is calculated may harm our financial results, profitability and cash flows.

As of December 31, 2019, we had $1.5 billion of variable interest rate debt that was indexed to the London Inter-Bank Offered Rate (“LIBOR”). The United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced on July 27, 2017 that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Recent proposals for LIBOR reforms may result in the establishment of new methods for calculating LIBOR or the establishment of one or more alternative benchmark rates. Although the agreements governing our indebtedness provide for successor base rates, as applicable, the successor base rates may be related to LIBOR, and the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. If LIBOR ceases to exist, we may need to amend the agreements governing our indebtedness, and we cannot predict what alternative interest rate(s) will be negotiated with our counterparties. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness and/or interest rate swaps may be impacted and our available cash flow may be adversely affected.

We and our third-party hotel manager rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure could harm our business.

We and our third-party hotel manager rely on information technology systems, including networks and the Internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Our businesses require collection of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems and those of our service providers. The integrity and protection of customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we or the hotel managers could make faulty decisions. Customers and employees also have a high expectation that we and our third-party service providers and processors will adequately protect their personal information. The regulatory environment surrounding information, security and privacy is also increasingly demanding and evolving. For example, in June 2018, the State of California enacted the California Consumer Privacy Act (the “CCPA”), which became effective in January 2020, requiring companies that process information on California residents to, among other things, provide new disclosures and options to consumers about data collection, use and sharing policies. Our existing systems may be unable to satisfy changing regulatory requirements and employee and customer expectations, or may require significant additional investments or time to do so. Despite implementation of various measures designed to protect our information systems and records, including those we maintain with our service providers, we, the hotel managers and/or our third-party service providers may be subject to security breaches, system failures, viruses, operator error, unauthorized or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider or failure to comply with the various U.S. and international laws and regulations applicable to the protection of such data, including the CCPA, or with Payment Card Industry (PCI) data security standards, could divert our attention, adversely impact our reputation, result in remedial and other fines or litigation, cause us to incur substantial liabilities or costs, result in a loss of valuable data, or a loss of consumer confidence. A breach in the security of our information systems or those of our service providers, or the unauthorized use of such data by us or our third-party providers, could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

Cyber security incidents could have a disruptive effect on our business.

While we have implemented security measures to safeguard our systems and data, our measures or the measures of our service providers or hotel manager may not be sufficient to maintain the confidentiality, security, or availability of the data collected, stored, and used to manage our Gaylord Hotels properties or Gaylord Rockies. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to data, failure of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “phishing” or other types of business email compromises, operator error, or inadvertent releases of data may materially impact our information systems and records of those of our owners, licensees, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access to such systems, have greatly increased in recent years. Like most large multinational corporations, our hotel manager and its service providers have experienced cyber-attacks, and attempts to disrupt access to their systems and data or those of properties our hotel manager manages and the frequency and sophistication of such efforts could continue to increase. Although some of these efforts may not be successful or impactful, a significant theft, loss, loss of access to, or fraudulent use of guest, associate, owner, licensee, or company data could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, compromises in the security of our information systems or those of our owners, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems or our hotel manager’s systems, resulting in operational inefficiencies and a loss of profits, and negative publicity, resulting in tangible adverse effects on our business, including consumer boycotts, cancellations, lost sales or litigation, all of which could affect our market share, reputation, business, financial condition, or results of operations. In addition, although we or our manager carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security compromises, and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.

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

We have invested in, and in the future may invest in, mortgage loans, mezzanine debt, joint ventures, such as our Gaylord Rockies and Circle investments, or certain minority equity interests over which we may not have significant control, to or for which we may owe significant funding or obligations and for which there is no readily available market, and these investments may not be profitable.

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

We may fail to complete the acquisition of Block 21 on a timely basis or at all, and our financial and operating results may suffer if we are unsuccessful in integrating Block 21 assets with our existing assets.

In December 2019, we entered into an agreement to purchase Block 21, a mixed-use entertainment, lodging, office and retail complex located in Austin, Texas, for $275 million, which includes the assumption of approximately $141 million of existing mortgage debt (collectively, the “Block 21 Acquisition”). Although we expect to complete the Block 21 Acquisition at the end of the first quarter or in early second quarter 2020, the completion of the Block 21 Acquisition is subject to customary closing requirements and conditions and there can be no assurance that the Block 21 Acquisition will be completed on the anticipated schedule or at all. If we fail to consummate the Block 21 Acquisition or should the completion of the Block 21 Acquisition be significantly delayed, we will have expended significant resources without realizing all or a portion of the intended economic benefits of the Block 21 Acquisition. Even if we consummate the Block 21 Acquisition, we may not realize the intended economic benefits. If we fail to consummate the Block 21 Acquisition, we would expect to seek to acquire another entertainment or hotel property or other investment, but we may not be able to identify suitable acquisition candidates on attractive terms or at all, or such acquisitions may take a significant amount of time to accomplish. Any failure to complete the Block 21 Acquisition could have a negative impact on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

In addition, if we are unable to successfully integrate the assets acquired in the Block 21 Acquisition with our existing assets in an efficient and effective manner following the completion of the Block 21 Acquisition, the anticipated benefits of the Block 21 Acquisition may not be realized fully, or at all, or may take longer to realize than expected. Further, the integration of the Block 21 assets with our existing assets will require the dedication of significant management resources, which may distract management’s attention from day-to-day business operations. Austin, Texas is a new market for us, and our relative unfamiliarity with the market may result in our having to devote additional time and expense to gain familiarity with the market and maximize operations. An inability to realize the full extent of the anticipated benefits of the Block 21 Acquisition or any delays encountered in the integration process could have an adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

The reputation and perception of the brands we use is critical to our success. If trademarks or intellectual property are misappropriated or used without authorization, the value of those brands, their reputation, our competitive advantages and our goodwill could be harmed. We regularly apply to register our trademarks in the United States. However, we cannot be certain that those trademark registrations will be granted or that the steps we take to protect our trademarks or intellectual property in the United States will be adequate to prevent others, including third parties or former employees, from copying or using our trademarks or intellectual property without authorization. Our intellectual property is also vulnerable to unauthorized use in some countries outside the United States, where local laws may not adequately protect it. Marriott owns and maintains the marks used in the Gaylord Hotels operations.

Monitoring the unauthorized use of our intellectual property is difficult. As we have in the past, we may need to resort to litigation to enforce our intellectual property rights. Litigation of this type could be costly, force us to divert our resources, lead to counterclaims or other claims against us, or otherwise harm our business. Any failure to maintain and protect trademarks and other intellectual property used in our business could reduce the value of our brands and harm our business.

We are subject to risks related to our environmental, social and governance practices.

Many factors influence our reputation including the perception held by our customers and other key stakeholders and the communities in which we do business, and the perception held by customers of Marriott or any future third-party hotel manager. The lodging and entertainment industries in which we operate face increasing scrutiny related to environmental, social and governance activities and risk of damage to our reputation if we fail to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, environmental stewardship and sustainability, climate change, diversity, human rights, philanthropy and support for local communities. The continuing evolution of social media presents new challenges and requires us to keep pace with new developments and trends. Negative posts or comments about us, the properties we own and Marriott or any future third-party hotel manager on any social networking or user-generated review website, including travel and vacation property websites, could affect consumer opinions of us, and we cannot guarantee that we will timely or adequately redress such instances.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) serves as the primary vehicle for comprehensive healthcare reform in the United States. Court challenges to the law and efforts by the presidential administration and certain members of Congress to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation, have cast considerable uncertainty on the future of the Affordable Care Act. For example, effective in 2019, the penalty associated with the individual mandate to maintain health insurance was repealed. As a result of this change, a federal judge in Texas ruled in December 2018 that the entire Affordable Care Act was unconstitutional. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. Pending the appeals process, the law remains in effect. We anticipate Congress and state governments will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting additional fundamental changes in the health care system. For example, some members of Congress have suggested expanding the coverage of government-funded programs, including single-payor models.

At this time, pursuant to our management agreements, our third-party managers may pass certain health care costs for employees working at our properties through to us. As such, the provisions of the Affordable Care Act as currently in effect, as modified, or subsequent reform efforts, may significantly raise our and our third-party managers’ employee health benefits costs and/or alter the benefits we or our third-party managers are required to provide to our respective employees. If we or our third-party hotel managers are not able to limit or offset future cost increases, those costs could have an adverse effect on our results of operations. As a result, government efforts to repeal or change the Affordable Care Act or implement other reform initiatives may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity.

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

In addition, our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our or a manager’s control, including the following:

●	competition from other hotel properties and publicly-financed civic convention centers in our markets;
●	over-building of hotels in our markets, which could adversely affect occupancy and revenues at our hotel properties;
●	dependence on business and commercial travelers and tourism;
●	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
●	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;
●	changes in interest rates and in the availability, cost and terms of debt financing;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
●	adverse effects of international, national, regional and local economic and market conditions;
●	the impact of the use of Internet travel intermediaries by consumers;
●	unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns including pandemics and epidemics (including a widespread outbreak of coronavirus in the United States), political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters, such as hurricanes and earthquakes;
●	adverse effects of a downturn in the lodging industry; and
●	risks generally associated with the ownership of hotels and real estate, as discussed in more detail below.

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

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our hotel properties in response to changing economic, financial and investment conditions may be limited. The real estate market is affected by many factors that are beyond our control, including:

●	adverse changes in international, national, regional and local economic and market conditions;
●	changes in interest rates and in the availability, cost and terms of debt financing;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
●	the ongoing need for capital improvements, particularly in older structures;

●	changes in operating expenses; and
●	civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, including the consequences of the terrorist acts.

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

Our Charter and our Amended and Restated Bylaws contain provisions that could delay, deter or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions:

●	impose restrictions on transfer and ownership of our common stock that are designed to assist us in maintaining our status as a REIT;
●	authorize us to issue “blank check” preferred stock, which is preferred stock that can be created and issued by our board of directors, without stockholder approval, with rights senior to those of common stock;
●	establish advance notice requirements for submitting nominations for election to our board of directors and for proposing matters that can be acted upon by stockholders at meetings;
●	provide that special meetings of stockholders may be called only by our chairman or by a majority of the members of our board of directors;
●	prohibit stockholder actions taken on written consent; and
●	impose restrictions on ownership of common stock by certain persons (including non-United States persons) due to our ownership of a radio station.

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

Subject to maintaining our REIT qualification, we intend to make regular quarterly distributions to our stockholders, but no assurances can be made as to the amount of distributions in the future. We have also announced our intention to make distributions at specified minimum levels. Our board of directors may alter our dividend policy at any time and will have the sole discretion to determine the timing, form and amount of any distributions to our stockholders. Among the factors that could impair our ability to make distributions to our stockholders are:

●	our inability to invest our available cash;
●	our inability to realize attractive risk-adjusted returns on our investments;
●	unanticipated expenses that reduce our cash flow or non-cash earnings;
●	defaults in our investment portfolio or decreases in the value of the underlying assets; and
●	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

Other factors that could affect the market price of our common stock include the following:

●	actual or anticipated variations in our quarterly results of operations;
●	changes in market valuations of companies in the hotel or real estate industries;
●	changes in expectations of future financial performance or changes in estimates of securities analysts;
●	fluctuations in stock market prices and volumes;
●	issuances of common stock or other securities in the future;

●	disputes with our hotel managers;
●	the addition or departure of key personnel;
●	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
●	unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics (including a widespread outbreak of coronavirus in the United States), political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters, such as hurricanes, tsunamis or earthquakes.

Item 1B.            Unresolved Staff Comments

None.

Item 2.              Properties

Hospitality Segment

			Meeting, Exhibit and
Hotel	Location	Rooms	Pre-Function Space
Gaylord Opryland	Nashville, TN	2,888	640,000
Gaylord National	National Harbor, MD (Washington, DC area)	1,996	500,000
Gaylord Texan	Grapevine, TX (Dallas area)	1,814	488,000
Gaylord Rockies (1)	Aurora, CO (Denver area)	1,501	409,000
Gaylord Palms	Kissimmee, FL (Orlando area)	1,416	400,000
Inn at Opryland	Nashville, TN	303	14,000
AC Hotel	National Harbor, MD (Washington, DC area)	192	3,700
(1)	The Company owns a 62.1 percent interest in a joint venture that owns this property.

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

Entertainment Segment

We own the General Jackson’s docking facility, the Grand Ole Opry House and WSM Radio’s offices and studios, each of which are located within the Opryland complex. We also own Gaylord Springs, an 18-hole golf course situated on over 200 acres, which is located near the Opryland complex. In downtown Nashville, we own the Ryman Auditorium, Ole Red Nashville, and the Wildhorse Saloon dance hall and production facility. We also own an approximate 17,000 square foot building in downtown Nashville that we are currently transforming into additional connecting event space for the Wildhorse Saloon. Our TRSs have engaged Marriott to manage the day-to-day operations of the General Jackson Showboat, Gaylord Springs and the Wildhorse Saloon. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.”

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

For further discussion of legal proceedings, see “Note 13 – Commitments and Contingencies” to our consolidated financial statements included herein.

Item 4.            Mine Safety Disclosures

None.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “RHP”.

Holders

There were approximately 776 record holders of our common stock at January 31, 2020.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

No shares of the Company’s common stock were repurchased during the three months ended December 31, 2019.

Other Information

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

Information relating to compensation plans under which our common stock is authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.            Selected Financial Data

The following selected historical financial information of the Company and its subsidiaries as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 was derived from our audited consolidated financial statements included herein. The selected financial information as of December 31, 2017, 2016 and 2015 and for each of the two years in the period ended December 31, 2016 was derived from previously issued audited consolidated financial statements. The information in the following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 included herein (in thousands, except per share amounts).

	Years Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data:
REVENUES:
Rooms	$557,562	$454,370	$431,768	$420,011	$404,457
Food and beverage	660,770	519,843	483,945	477,493	461,157
Other hotel revenue	203,114	153,690	143,947	142,139	128,989
Entertainment	183,120	147,215	125,059	109,564	97,521
Total revenues	1,604,566	1,275,118	1,184,719	1,149,207	1,092,124
OPERATING EXPENSES:
Rooms	144,834	118,060	112,636	109,618	110,067
Food and beverage	362,850	282,906	269,824	267,307	261,580
Other hotel expenses	409,883	339,529	327,283	323,320	313,706
Hotel management fees, net	39,608	30,744	23,856	22,194	14,657
Entertainment	126,609	109,249	84,513	74,627	67,484
Corporate	36,282	30,833	31,387	26,883	26,133
Preopening costs	3,122	4,869	1,926	—	909
Impairment charges (1)	—	23,783	35,418	—	19,200
Depreciation and amortization:
Hospitality	201,068	108,779	102,759	100,186	105,876
Entertainment	11,150	10,280	7,074	7,034	5,747
Corporate and Other	1,629	1,817	2,126	2,596	2,760
Total depreciation and amortization	213,847	120,876	111,959	109,816	114,383
Total operating expenses	1,337,035	1,060,849	998,802	933,765	928,119
OPERATING INCOME:
Hospitality	263,203	247,885	223,302	217,018	188,717
Entertainment	45,361	27,686	33,472	27,903	24,290
Corporate and Other	(37,911)	(32,650)	(33,513)	(29,479)	(28,893)
Preopening costs	(3,122)	(4,869)	(1,926)	—	(909)
Impairment charges (1)	—	(23,783)	(35,418)	—	(19,200)
Total operating income	267,531	214,269	185,917	215,442	164,005
Interest expense	(131,620)	(74,961)	(66,051)	(63,906)	(63,901)
Interest income	11,769	10,469	11,818	11,500	12,384
Loss on extinguishment of debt	(494)	—	—	—	—
Income (loss) from unconsolidated joint ventures (2)	(1,110)	125,005	(4,402)	(2,794)	—
Other gains and (losses), net (3)	693	1,633	(337)	2,524	(12,832)
Benefit (provision) for income taxes (4)	(18,475)	(11,745)	49,155	(3,400)	11,855
Net income	128,294	264,670	176,100	159,366	111,511
Net loss attributable to noncontrolling interest in consolidated joint venture (5)	17,500	—	—	—	—
Net income available to common stockholders	$145,794	$264,670	$176,100	$159,366	$111,511

Basic income per share available to common stockholders	$2.82	$5.16	$3.44	$3.12	$2.18
Diluted income per share available to common stockholders	$2.81	$5.14	$3.43	$3.11	$2.16

Dividends Declared per Common Share (6)	$3.60	$3.40	$3.20	$3.00	$2.70

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data (5):
Total assets	$4,088,468	$3,853,883	$2,524,228	$2,405,753	$2,331,434
Total debt	2,559,968	2,441,895	1,591,392	1,502,554	1,431,710
Total stockholders' equity	644,729	469,577	378,156	367,997	379,562
(1)	Impairment charges in 2018 primarily include costs associated with our previous investment in Opry City Stage, a four-level entertainment complex in Times Square. During the third quarter of 2018, we determined that current ongoing operations were not meeting our revenue projections from the time of purchase and we temporarily suspended operations to appropriately reposition the venue and its operations. An impairment assessment at that time warranted an impairment charge of $4.5 million. In December 2018, we determined that we would permanently close Opry City Stage and recorded an additional impairment charge of $18.0 million. In addition, during 2018, we incurred $1.2 million in impairment charges related to an entertainment concept that has been abandoned. Impairment charges in 2017 represent a portion of the notes receivable that we hold related to the Gaylord National construction, consisting of other-than-temporary impairment losses of $35.4 million, which is net of $6.5 million recognized in other comprehensive income. See further disclosure regarding this impairment in Note 3 to the consolidated financial statements included herein. Impairment charges in 2015 include costs associated with our decision to move forward with an expansion of the guest rooms and convention space at Gaylord Texan, which was ultimately completed in 2018. This capital project replaced a previously contemplated expansion that we began incurring design costs for during 2007 and had been subsequently put on hold. As the Gaylord Texan project was substantially different from the previously contemplated project, we incurred an impairment charge of $16.3 million in 2015. In addition, during 2015, we incurred $2.9 million in impairment charges related to assets previously used in special events programming that was discontinued.
(2)	Income from unconsolidated joint ventures for 2018 includes a $131.4 million gain related to the re-measurement of the pre-existing equity method investment in the Gaylord Rockies joint venture prior to consolidation.
(3)	Other gains and (losses) for 2015 includes a $20.2 million loss on the repurchase of a portion of the common stock warrants associated with our previous convertible notes. Other gains and (losses) for 2015 also includes a $6.9 million gain associated with the reimbursement by the current developer of costs that were previously incurred related to a proposed development in Aurora, Colorado. These costs were impaired in 2012 as part of our strategic shift away from long-term development. Other gains and (losses) for 2019, 2018, 2017, 2016 and 2015 includes $2.8 million, $2.7 million, $2.6 million, $2.5 million and $2.5 million in income, respectively, received from the marketing and maintenance fund associated with the Gaylord National bonds.
(4)	Benefit for income taxes for 2017 includes a benefit of $53.4 million related to the release of valuation allowance.
(5)	As a result of the Company’s purchase of an additional interest in the Gaylord Rockies joint venture as of December 31, 2018, the Company began consolidating the joint venture’s balance sheet at December 31, 2018 and its operating results January 1, 2019. At December 31, 2019, the Company owns a 62.1% interest in the Gaylord Rockies joint venture.
(6)	Dividends declared for 2019 represent quarterly dividends totaling $3.60 per share, or an aggregate of $188.3 million in cash. Dividends declared for 2018 represent quarterly dividends totaling $3.40 per share, or an aggregate of $174.5 million in cash. Dividends declared for 2017 represent quarterly dividends totaling $3.20 per share, or an aggregate of $163.7 million in cash. Dividends declared for 2016 represent quarterly dividends totaling $3.00 per share, or an aggregate of $153.0 million in cash. Dividends declared for 2015 represent quarterly dividends totaling $2.70 per share, or an aggregate of $138.4 million in cash.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Overview

We are a Delaware corporation, originally incorporated in 1956, that, following our REIT conversion in 2012, began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013, specializing in group-oriented, destination hotel assets in urban and resort markets. Our owned assets include a network of four upscale, meetings-focused resorts totaling 8,114 rooms that are managed by Marriott International, Inc. (“Marriott”)

under the Gaylord Hotels brand. These four resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). Our other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National that opened in April 2015. We also own a 62.1% interest in a joint venture (the “Gaylord Rockies joint venture”) that owns Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which opened in December 2018 and is managed by Marriott.

We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, and the General Jackson Showboat (“General Jackson”). We also own a 50% interest in a joint venture intended to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”).

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

Gaylord Rockies Joint Venture

As more fully discussed in Note 4, “Investment in Gaylord Rockies Joint Venture,” to the consolidated financial statements included herein, on December 31, 2018, we completed our purchase of additional interests in the Gaylord Rockies joint venture, increasing our ownership to 61.2%. In addition, on July 31, 2019, we increased our ownership in the Gaylord Rockies joint venture to 62.1%. Our management has concluded that the Company is the primary beneficiary of this variable interest entity (“VIE”) and the financial position and results of operations of the VIE have been consolidated in the accompanying consolidated financial statements included herein, beginning on December 31, 2018 with respect to the balance sheet and January 1, 2019 with respect to statements of operations and comprehensive income and statements of cash flows. Gaylord Rockies opened on a limited basis in December 2018 and on a fully operational basis in first quarter 2019 and is managed by Marriott.

Gaylord Palms Expansion

In 2018, we began construction of a $158 million expansion of Gaylord Palms, which will include an additional 303 guest rooms and 90,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure. The expansion is expected to be completed in summer 2021.

Gaylord Rockies Expansion

In February 2020, we and our joint venture partner in the Gaylord Rockies joint venture announced an $80 million expansion of Gaylord Rockies, which will include an additional 317 guest rooms. The expansion is expected to begin in the second quarter of 2020 and to be completed in early 2022.

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

Circle

In 2019, we acquired a 50% equity interest in Circle for an initial capital contribution of $2.0 million, and we contributed an additional $2.0 million in December 2019. The joint venture agreement requires us to contribute up to an additional $11.0 million through December 31, 2021. Circle launched its broadcast network on January 1, 2020, with sixteen original shows and two major distribution partnerships that broadcast Circle in markets accessible to more than 50% of U.S. television households.

Potential Acquisition of Block 21

In December 2019, we entered into an agreement (the “Block 21 Agreement”) to purchase Block 21, a mixed-use entertainment, lodging, office and retail complex located in Austin, Texas, for $275 million, which includes the assumption of approximately $141 million of existing mortgage debt. Block 21 is the home of the ACL Live at the Moody Theater, a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin Hotel, the 350-seat 3TEN at ACL Live club and approximately 53,000 square feet of Class A commercial space. We paid a nonrefundable deposit of $15 million upon entry into the Block 21 Agreement, and the acquisition is expected to close at the end of the first quarter or in early second quarter 2020, subject to customary closing conditions including, but not limited to, consent to our assumption of the existing mortgage loan by the loan servicer and the consent of the hotel property manager, an affiliate of Marriott, to our assignment and assumption of the existing hotel management agreement. We intend to fund the acquisition with a portion of the proceeds from the equity offering discussed below.

Equity Offering

In December 2019, we completed an underwritten public offering of approximately 3.5 million shares of our common stock, par value $0.01 per share, at a price to the public of $85.60 per share. Our net proceeds, after deducting underwriting discounts and commissions and other expenses paid by us, were approximately $283 million. We intend to use a portion of the net proceeds to fund the approximately $134 million cash portion of the consideration for the acquisition of Block 21 and the related fees and expenses of the acquisition. We intend to use the remaining net proceeds, or all of the net proceeds if the Block 21 acquisition is not consummated, for general corporate purposes, including future acquisitions or investments and the repayment of any indebtedness outstanding under our revolving credit facility.

Refinancing Activity

In July 2019, the Gaylord Rockies joint venture refinanced its previous $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019, by entering into an $800 million secured term loan facility, with an option for an additional $80 million of borrowing capacity should the Gaylord Rockies joint venture pursue a future expansion of Gaylord Rockies, which the joint venture announced in February 2020 that it intends to pursue. The new term loan facility matures in 2023. Net proceeds, after repayment of the construction and mezzanine loans and the payment of expenses, were distributed to the owners of the Gaylord Rockies joint venture pro rata in proportion to their interests therein. We received a distribution of approximately $153 million, which we used to repay a portion of the outstanding indebtedness under our revolving credit facility.

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

In October 2019, we completed the refinancing of our existing credit facility by extending the maturity of our $700 million revolving credit facility and $200 million term loan A to 2024 and 2025, respectively. In addition, we increased the outstanding portion of the term loan A to $300 million and the accordion feature of the facility from $500 million to $600 million. Further, the applicable margin on the interest rate for the revolving credit facility and the term loan A portion of the facility was decreased. There were no changes to the terms of the $500 million term loan B portion of the credit facility. The net proceeds of the increase in the term loan A, after deducting initial transaction expenses payable at closing, were approximately $94 million and, along with cash on hand, were used to repay $100 million of the outstanding indebtedness under our $500 million term loan B.

For further discussion of the agreements governing each of these debt instruments, see the “Principal Debt Agreements” section of “Liquidity and Capital Resources” below.

Dividend Policy

Pursuant to our current dividend policy, we plan to continue to pay a quarterly cash dividend to stockholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures, or 100% of REIT taxable income, whichever is greater. During 2019, the Company’s board of directors declared quarterly dividends totaling $3.60 per share of common stock, or an aggregate of $188.3 million in cash. During 2018, the Company’s board of directors declared quarterly dividends totaling $3.40 per share of common stock, or an aggregate of $174.5 million in cash. During 2017, the Company’s board of directors declared quarterly dividends totaling $3.20 per share of common stock, or an aggregate of $163.7 million in cash. The declaration, timing and amount of dividends will be determined by future action of our board of directors. Our dividend policy may be altered at any time by our board of directors.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland, the AC Hotel, and our investment in the Gaylord Rockies joint venture, each of which is managed by Marriott.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, and our other Nashville-based attractions, as well as our investment in the Circle joint venture. We own our Entertainment businesses in TRSs, and Marriott manages the General Jackson, Wildhorse Saloon and Gaylord Springs.
●	Corporate and Other, consisting of our corporate expenses.

For the years ended December 31, 2019, 2018 and 2017, our total revenues were divided among these business segments as follows:

Segment	2019	2018	2017
Hospitality	89%	88%	89%
Entertainment	11%	12%	11%
Corporate and Other	0%	0%	0%

Key Performance Indicators

The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels, which are managed by Marriott. These factors impact the price that Marriott can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. The following key performance indicators are commonly used in the hospitality industry and are used by management to evaluate hotel performance and potentially allocate capital expenditures:

●	hotel occupancy (a volume indicator);
●	average daily rate (“ADR”) – a price indicator calculated by dividing rooms revenue by the number of rooms sold;
●	Revenue per Available Room (“RevPAR”) – a summary measure of hotel results calculated by dividing rooms revenue by room nights available to guests for the period;
●	Total Revenue per Available Room (“Total RevPAR”) – a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period; and
●	Net Definite Room Nights Booked – a volume indicator which represents the total number of definite bookings for future room nights at our hotels confirmed during the applicable period, net of cancellations.

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

Summary Financial Results

The following table summarizes our financial results for the years ended December 31, 2019, 2018 and 2017 (in thousands, except percentages and per share data):

	2019	% Change	2018	% Change	2017
Total revenues	$1,604,566	25.8%	$1,275,118	7.6%	$1,184,719
Total operating expenses	1,337,035	26.0%	1,060,849	6.2%	998,802
Operating income	267,531	24.9%	214,269	15.2%	185,917
Net income	128,294	(51.5)%	264,670	50.3%	176,100
Net income available to common shareholders	145,794	(44.9)%	264,670	50.3%	176,100
Net income available to common shareholders per share - diluted	2.81	(45.3)%	5.14	49.9%	3.43

2019 Results as Compared to 2018 Results

The increase in our total revenues during 2019, as compared to 2018, is attributable to increases in our Hospitality segment and Entertainment segment revenues of $293.5 million and $35.9 million, respectively, as discussed more fully below.

The increase in total operating expenses during 2019, as compared to 2018, is primarily the result of increases in Hospitality segment and Entertainment segment expenses of $185.9 million and $17.4 million, respectively, as well as an increase in depreciation and amortization expense of $93.0 million. These increases were partially offset by $23.8 million in impairment charges for 2018 that did not recur in 2019.

The above factors resulted in a $53.3 million increase in operating income for 2019, as compared to 2018.

The $136.4 million decrease in our net income in 2019, as compared to 2018, was due to the change in our operating income described above, offset by the following factors, each as described more fully below:

●	A loss from unconsolidated joint ventures of $1.1 million in 2019 compared to income from unconsolidated joint ventures of $125.0 million in 2018. Income from unconsolidated joint ventures for 2018 includes a $131.4 million gain related to the re-measurement of the pre-existing equity method investment in the Gaylord Rockies joint venture prior to consolidation.
●	A $56.7 million increase in interest expense for 2019, driven by outstanding debt from the Gaylord Rockies joint venture, which we began consolidating December 31, 2018.
●	A $6.7 million increase in the provision for income taxes in 2019.

Factors and Trends Contributing to Operating Performance in 2019 Compared to 2018

The most important factors and trends contributing to our operating performance in 2019 as compared to 2018 were:

●	The opening of Gaylord Rockies on a limited basis in December 2018 and on a fully-operational basis in the first quarter of 2019, and the resulting impact on our financial results.
●	Increased occupied rooms (an increase of 11.3%), and outside-the-room spending (an increase of 13.1%) at Gaylord Texan during 2019, as compared to 2018, primarily due to increases in group business partially attributable to the recent rooms and meeting space expansion, which opened in the second quarter of 2018.
●	Increased ADR (an increase of 2.8%) and outside-the-room spending (an increase of 6.0%) at Gaylord Opryland during 2019, as compared to 2018. The increase in ADR is due to increases in both group and transient rates. The increase in outside-the-room spending is primarily due to increased food and beverage outlet revenue, as well as the opening of SoundWaves.
●	A decrease in net definite room nights booked during 2019, as compared to 2018 (a decrease of 10.1% and 12.8% for total Hospitality and same-store, which excludes Gaylord Rockies, respectively), primarily due to the fourth quarter 2018 being an all-time record booking quarter for the Company. In addition, we have the highest level of room nights on-the-books in the Company’s history, which has limited the availability of additional bookings into high demand periods for group business.
●	Increased revenue for our Entertainment segment during 2019, as compared to 2018 (an increase of 24.4%), due primarily to increased shows, attendance and retail revenue at the Grand Ole Opry and Ryman Auditorium, as well as the operation of Ole Red Gatlinburg, which opened in March 2019, and increased revenue at Ole Red Nashville, which opened in May 2018.
●	Increased expenses for our Entertainment segment during 2019, as compared to 2018 (an increase of 15.9%), due primarily to the operations of Ole Red Gatlinburg, as well as increased expenses at the Ryman Auditorium, primarily due to the increase in variable expenses associated with the increase in revenue. In addition, 2019 was impacted by the full year of operations of Ole Red Nashville. The 2019 year also benefitted from 2018 including losses from operations of Opry City Stage, which the Company closed in late 2018.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2019, 2018 and 2017 (in thousands, except percentages and performance metrics):

	2019	% Change		2018	% Change		2017
Revenues:
Rooms	$557,562	22.7%		$454,370	5.2%		$431,768
Food and beverage	660,770	27.1%		519,843	7.4%		483,945
Other hotel revenue	203,114	32.2%		153,690	6.8%		143,947
Total hospitality revenue	1,421,446	26.0%		1,127,903	6.4%		1,059,660
Hospitality operating expenses:
Rooms	144,834	22.7%		118,060	4.8%		112,636
Food and beverage	362,850	28.3%		282,906	4.8%		269,824
Other hotel expenses	409,883	20.7%		339,529	3.7%		327,283
Management fees, net	39,608	28.8%		30,744	28.9%		23,856
Depreciation and amortization	201,068	84.8%		108,779	5.9%		102,759
Total Hospitality operating expenses	1,158,243	31.6%		880,018	5.2%		836,358
Hospitality operating income (1)	$263,203	6.2%		$247,885	11.0%		$223,302
Hospitality performance metrics:
Occupancy (2)	75.8%	0.5	pts	75.3%	(0.2)	pts	75.5%
ADR	$199.26	2.4%		$194.64	3.2%		$188.67
RevPAR (3)	$151.09	3.1%		$146.50	2.9%		$142.42
Total RevPAR (4)	$385.20	5.9%		$363.66	4.0%		$349.53
Net Definite Group Room Nights Booked	2,216,000	(10.1)%		2,465,000	0.3%		2,457,000
Same-store Hospitality performance metrics (5):
Occupancy (2)	77.0%	1.7	pts	75.3%	(0.2)	pts	75.5%
ADR	$199.31	2.4%		$194.64	3.2%		$188.67
RevPAR (3)	$153.42	4.7%		$146.50	2.9%		$142.42
Total RevPAR (4)	$380.26	4.6%		$363.66	4.0%		$349.53
Net Definite Group Room Nights Booked	1,836,000	(12.8)%		2,106,000	4.7%		2,012,000
(1)	Hospitality segment operating income does not include preopening costs of $1.3 million, $2.9 million and $0.3 million in 2019, 2018 and 2017, respectively. Hospitality segment operating income also does not include impairment charges of $35.4 million during 2017 or income (loss) from unconsolidated joint ventures of $124.4 million and $(1.9) million in 2018 and 2017, respectively. See the discussion of these items set forth below.
(2)	Hospitality segment occupancy percentage was impacted in 2019 and 2018 due to the addition of 303 rooms associated with the 2018 Texan expansion and the related additional rooms available. Hospitality segment occupancy percentage was also impacted in 2019 due to the addition of Gaylord Rockies. Actual occupied rooms increased 19.9% on a consolidated basis and 3.6% on a same-store basis, which excludes Gaylord Rockies, for 2019, as compared to 2018.
(3)	We calculate Hospitality segment RevPAR by dividing rooms revenue by room nights available to guests for the period. Hospitality segment RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality segment Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality segment Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Same-store Hospitality segment performance metrics do not include Gaylord Rockies, which opened in December 2018.

The increase in total Hospitality segment revenue in 2019, as compared to 2018, is primarily due to increases in revenue of $32.1 million, $19.6 million, $7.5 million and $7.1 million at Gaylord Texan, Gaylord Opryland, Gaylord Palms and Gaylord National, respectively, as well as revenue from Gaylord Rockies of $226.6 million. See below for further discussion. Total Hospitality revenues in 2019 include $18.3 million in attrition and cancellation fee collections, a $6.5 million increase from 2018.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2019	2018	2017
Group	72%	71%	71%
Transient	28%	29%	29%

The type of group based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2019	2018	2017
Corporate Groups	51%	53%	51%
Associations	29%	32%	33%
Other Groups	20%	15%	16%

Rooms operating expenses increased in 2019, as compared to 2018, due primarily to the addition of Gaylord Rockies, as well as increased variable costs at Gaylord Texan, as described below. Food and beverage operating expenses increased in 2019, as compared to 2018, due primarily to the addition of Gaylord Rockies, as well as increased variable costs for Gaylord Texan and Gaylord Opryland, as described below.

Other hotel expenses for the following years ended December 31 included (in thousands):

	2019	% Change	2018	% Change	2017
Administrative employment costs	$147,302	25.6%	$117,311	5.5%	$111,207
Utilities	31,624	16.9%	27,060	(1.9)%	27,596
Property taxes	35,736	5.5%	33,872	1.9%	33,231
Other	195,221	21.0%	161,286	3.9%	155,249
Total other hotel expenses	$409,883	20.7%	$339,529	3.7%	$327,283

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during 2019, as compared to 2018, primarily due to increases related to Gaylord Rockies, as well as slight increases at each of our other Gaylord Hotels properties. Utility costs increased during 2019, as compared to 2018, primarily due to utility costs for Gaylord Rockies, as well as an increase at Gaylord Opryland primarily attributable to SoundWaves. Property taxes increased during 2019, as compared to 2018, primarily due to an increase at Gaylord National as a result of a 2018 refund from a prior period tax settlement. Note that property taxes did not increase significantly related to Gaylord Rockies as a result of the tax rebate incentive agreement discussed in Note 1 to the accompanying consolidated financial statements included herein. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during 2019, as compared to 2018, primarily as a result of expenses at Gaylord Rockies, as well as various increases at each of our other Gaylord Hotels properties.

As discussed above, each of our management agreements with Marriott for our four owned Gaylord Hotels properties requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. The Gaylord Rockies’ management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. We incurred $30.9 million, $22.7 million and $21.4 million in total base management fees to Marriott related to our Hospitality segment during 2019, 2018 and 2017, respectively. We also incurred $11.8 million, $11.3 million and $5.5 million related to incentive management fees for our Hospitality segment during 2019, 2018 and 2017, respectively. Management fees are presented throughout this Annual Report on Form 10-K net of the amortization of the deferred management rights proceeds discussed in Note 6, “Deferred Management Rights Proceeds,” to the consolidated financial statements included herein.

Hospitality segment depreciation and amortization expense increased in 2019, as compared to 2018, primarily due to depreciation and amortization at Gaylord Rockies, which is significantly higher than our other Gaylord Hotels properties due to amortization related to intangible assets that were recognized as part of our increased ownership as of December 31, 2018, as well as higher fixed asset balances than the other hotels.

Property-Level Results. The following presents property-level financial results for our Gaylord Hotels properties for the years ended December 31, 2019, 2018 and 2017 and for Gaylord Rockies for the year ended December 31, 2019:

Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands, except percentages and performance metrics):

	2019	% Change		2018	% Change		2017
Revenues:
Rooms	$162,577	4.6%		$155,501	7.6%		$144,453
Food and beverage	157,933	1.6%		155,417	11.4%		139,478
Other hotel revenue	65,100	18.2%		55,081	2.3%		53,833
Total revenue	385,610	5.4%		365,999	8.4%		337,764
Operating expenses:
Rooms	37,203	1.8%		36,547	9.5%		33,362
Food and beverage	84,351	3.6%		81,408	9.6%		74,305
Other hotel expenses	114,716	9.9%		104,405	1.0%		103,369
Management fees, net	12,024	0.1%		12,016	38.6%		8,667
Depreciation and amortization	34,794	0.4%		34,665	2.1%		33,966
Total operating expenses (1)	283,088	5.2%		269,041	6.1%		253,669
Performance metrics:
Occupancy	78.5%	1.3	pts	77.2%	2.1	pts	75.1%
ADR	$196.54	2.8%		$191.17	4.8%		$182.42
RevPAR	$154.23	4.5%		$147.52	7.6%		$137.04
Total RevPAR	$365.81	5.4%		$347.21	8.4%		$320.42
(1)	Gaylord Opryland operating expenses do not include preopening costs of $0.1 million and $0.9 million in 2019 and 2018, respectively. See the discussion of preopening costs below.

Rooms revenue and RevPAR increased at Gaylord Opryland during 2019, as compared to 2018, as a result of an increase in transient occupancy and an increase in ADR for both group and transient rates. Rooms revenue and RevPAR were negatively impacted in 2019 by a rooms renovation project, which resulted in approximately 31,500 room nights out of service during 2019. The rooms renovation project was completed in the fourth quarter of 2019. Rooms expenses increased during 2019, as compared to 2018, primarily due to increased variable costs associated with the increase in occupancy.

The increase in food and beverage revenue at Gaylord Opryland during 2019, as compared to 2018, was primarily due to increased food and beverage outlet revenue, including new food and beverage outlets associated with SoundWaves. Food and beverage expenses increased in 2019, as compared to 2018, primarily due to increased employment costs and increased variable costs associated with the increase in revenue.

Other hotel revenue increased at Gaylord Opryland during 2019, as compared to 2018, due primarily to revenues from SoundWaves, as well as an increase in attrition and cancellation fee collections. Other hotel expenses increased in 2019, as compared to 2018, due primarily to additional operating expense for SoundWaves.

Management fees, net and depreciation and amortization remained stable at Gaylord Opryland during 2019, as compared to 2018.

Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands, except percentages and performance metrics):

	2019	% Change		2018	% Change		2017
Revenues:
Rooms	$78,392	1.9%		$76,901	2.5%		$75,001
Food and beverage	98,831	3.0%		95,955	1.9%		94,179
Other hotel revenue	31,075	11.4%		27,907	5.1%		26,555
Total revenue	208,298	3.8%		200,763	2.6%		195,735
Operating expenses:
Rooms	16,662	(1.8)%		16,960	2.6%		16,526
Food and beverage	51,865	2.6%		50,538	(1.8)%		51,444
Other hotel expenses	73,837	3.4%		71,397	4.7%		68,197
Management fees, net	5,868	11.2%		5,275	15.4%		4,572
Depreciation and amortization	19,393	(0.4)%		19,465	2.3%		19,031
Total operating expenses (1)	167,625	2.4%		163,635	2.4%		159,770
Performance metrics:
Occupancy	77.4%	(0.1)	pts	77.5%	(0.8)	pts	78.3%
ADR	$196.06	2.1%		$192.10	3.6%		$185.44
RevPAR	$151.68	1.9%		$148.79	2.5%		$145.12
Total RevPAR	$403.02	3.8%		$388.44	2.6%		$378.71
(1)	Gaylord Palms operating expenses do not include preopening costs of $0.6 million in 2019. See the discussion of preopening costs below.

Rooms revenue and RevPAR increased at Gaylord Palms during 2019, as compared to 2018, due primarily to an increase in ADR for both group and transient rates. Rooms expenses decreased during 2019, as compared to 2018, due primarily to a decrease in group commissions.

The increase in food and beverage revenue at Gaylord Palms during 2019, as compared to 2018, was primarily due to an increase in catering revenue. Food and beverage expenses increased in 2019, as compared to 2018, due primarily to an increase in variable expenses related to the increase in revenue.

Other hotel revenue at Gaylord Palms increased during 2019, as compared to 2018, primarily due to increased attrition and cancellation fee collections, as well as an increase in resort fees driven by an increase in the resort fee rate. Other hotel expenses increased during 2019, as compared to 2018, due primarily to an increase in sales and marketing costs.

Management fees, net increased at Gaylord Palms during 2019, as compared to 2018, due primarily to an increase in incentive management fees.

Depreciation and amortization remained stable during 2019, as compared to 2018.

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands, except percentages and performance metrics):

	2019	% Change		2018	% Change		2017
Revenues:
Rooms	$101,604	11.0%		$91,558	13.5%		$80,691
Food and beverage	148,154	15.1%		128,676	11.7%		115,158
Other hotel revenue	42,790	6.5%		40,184	17.4%		34,236
Total revenue	292,548	12.3%		260,418	13.2%		230,085
Operating expenses:
Rooms	21,469	13.2%		18,966	8.4%		17,495
Food and beverage	72,008	13.0%		63,739	7.4%		59,334
Other hotel expenses	77,989	7.1%		72,835	8.2%		67,328
Management fees, net	9,189	19.4%		7,695	58.1%		4,867
Depreciation and amortization	26,362	8.4%		24,309	18.1%		20,575
Total operating expenses (1)	207,017	10.4%		187,544	10.6%		169,599
Performance metrics:
Occupancy	78.2%	3.3	pts	74.9%	(1.3)	pts	76.2%
ADR	$196.26	(0.3)%		$196.78	2.4%		$192.09
RevPAR	$153.45	4.1%		$147.35	0.7%		$146.31
Total RevPAR	$441.84	5.4%		$419.12	0.5%		$417.19
(1)	Gaylord Texan operating expenses do not include preopening costs of $2.0 million and $0.1 million in 2018 and 2017, respectively related to an expansion of the guest rooms and convention space at Gaylord Texan, which opened in the second quarter of 2018.

Rooms revenue and RevPAR increased at Gaylord Texan during 2019, as compared to 2018, due primarily to an increase in occupancy for both group and transient business. The 2019 year was also positively impacted by additional room availability from the 2018 rooms expansion, which resulted in an increase in actual rooms sold of 11.3%, compared to 2018. Rooms expenses increased during 2019, as compared to 2018, primarily due to an increase in variable costs associated with the increase in rooms sold and increased capacity.

Food and beverage revenue increased at Gaylord Texan during 2019, as compared to 2018, due to an increase in both catering and food and beverage outlet revenue. Food and beverage expenses increased in 2019, as compared to 2018, primarily due to an increase in variable expenses related to the increase in revenue.

Other revenue at Gaylord Texan increased during 2019, as compared to 2018, primarily as a result of an increase in parking and resort fees associated with the increase in total room nights sold, partially offset by a decrease in attrition and cancellation fee collections. Other hotel expenses increased in 2019, as compared to 2018, due primarily to increased marketing, maintenance and credit card expenses.

Management fees, net increased at Gaylord Texan during 2019, as compared to 2018, due to an increase in both base and incentive management fees.

Depreciation and amortization increased during 2019, as compared to 2018, primarily as a result of the 2018 rooms and meeting space expansion that resulted in increased depreciable asset levels.

Gaylord National Results. The results of Gaylord National for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands, except percentages and performance metrics):

	2019	% Change		2018	% Change		2017
Revenues:
Rooms	$117,977	7.7%		$109,511	(0.0)%		$109,542
Food and beverage	130,210	(3.3)%		134,645	3.7%		129,812
Other hotel revenue	33,180	10.1%		30,143	4.1%		28,959
Total revenue	281,367	2.6%		274,299	2.2%		268,313
Operating expenses:
Rooms	41,863	4.7%		39,986	0.8%		39,654
Food and beverage	83,101	(0.2)%		83,249	2.9%		80,895
Other hotel expenses	88,336	7.2%		82,405	1.7%		81,027
Management fees, net	4,736	3.1%		4,595	2.6%		4,478
Depreciation and amortization	27,776	0.8%		27,565	3.9%		26,524
Total operating expenses	245,812	3.4%		237,800	2.2%		232,578
Performance metrics:
Occupancy	75.1%	2.8	pts	72.3%	(1.2)	pts	73.5%
ADR	$215.74	3.8%		$207.83	1.6%		$204.50
RevPAR	$161.94	7.7%		$150.31	(0.0)%		$150.36
Total RevPAR	$386.21	2.6%		$376.50	2.2%		$368.29
(1)	Gaylord National operating expenses for 2017 do not include impairment charges of $35.4 million, as further discussed in Note 3, “Notes Receivable,” to the accompanying consolidated financial statements. Gaylord National operating expenses for 2017 also do not include preopening costs of $0.2 million associated with a riverfront ballroom at Gaylord National, which opened in the second quarter of 2017.

Rooms revenue and RevPAR increased at Gaylord National during 2019, as compared to 2018, primarily as a result of an increase in ADR for both group and transient business, as well as an increase in group occupancy. The 2018 year was negatively impacted by Hurricane Florence in September 2018. Rooms expenses increased during 2019, as compared to 2018, primarily due to increased group commissions.

The decrease in food and beverage revenue at Gaylord National during 2019, as compared to 2018, was primarily due to a decrease in banquet revenue due to a mix shift from corporate groups to other groups. Food and beverage expenses decreased in 2019, as compared to 2018, primarily due to decreased variable costs associated with the decrease in revenue.

Other revenue increased at Gaylord National during 2019, as compared to 2018, primarily due to an increase in ancillary fees, such as parking and spa revenue. Other hotel expenses increased in 2019, as compared to 2018, primarily as a result of an increase in credit card expense, as well as an increase in property tax expense due to 2018 including a refund from a previous property tax settlement.

Management fees, net and depreciation and amortization increased slightly at Gaylord National during 2019, as compared to 2018.

Gaylord Rockies Results. The results of Gaylord Rockies for the year ended December 31, 2019 are as follows (in thousands, except percentages and performance metrics):

2019
Revenues:
Rooms	$75,475
Food and beverage	120,634
Other hotel revenue	30,467
Total revenue	226,576
Operating expenses:
Rooms	22,127
Food and beverage	67,565
Other hotel expenses	46,930
Management fees, net	8,987
Depreciation and amortization	90,038
Total operating expenses (1)	235,647
Performance metrics:
Occupancy	69.2%
ADR	$198.94
RevPAR	$137.76
Total RevPAR	$413.56
(1)	Gaylord Rockies operating expenses do not include preopening costs of $0.6 million for 2019. See the discussion of preopening costs below.

Entertainment Segment

The following presents the financial results of our Entertainment segment for the years ended December 31, 2019, 2018 and 2017 (in thousands, except percentages):

	2019	% Change	2018	% Change	2017
Revenues	$183,120	24.4%	$147,215	17.7%	$125,059
Operating expenses	126,609	15.9%	109,249	29.3%	84,513
Depreciation and amortization	11,150	8.5%	10,280	45.3%	7,074
Operating income (1)	$45,361	63.8%	$27,686	(17.3)%	$33,472
(1)	Entertainment segment operating income does not include preopening costs of $1.9 million, $1.9 million and $1.6 million in 2019, 2018 and 2017, respectively, primarily associated with our Ole Red locations. Entertainment segment operating income also does not include impairment charges of $23.8 million in 2018 related to Opry City Stage or income (loss) from unconsolidated joint ventures of $(1.1) million, $0.6 million and $(2.5) million in 2019, 2018 and 2017, respectively. The loss from unconsolidated joint ventures in 2019 relates to Circle, and the income (loss) from unconsolidated joint ventures in 2018 and 2017 relates to Opry City Stage.

Entertainment segment revenues increased during 2019, as compared to 2018, primarily due to increased shows, attendance and retail revenue at the Grand Ole Opry and Ryman Auditorium, as well as the opening of Ole Red Gatlinburg in March 2019. In addition, the 2019 year benefitted from the full year of operations of Ole Red Nashville, which opened in May 2018.

Entertainment segment operating expenses increased during 2019, as compared to 2018, primarily due to the operations of Ole Red Gatlinburg, as well as increased expenses at the Ryman Auditorium primarily due to the increase in variable expenses associated with the increase in revenue. In addition, the 2019 year includes the full year of operations of Ole Red Nashville. Further, the 2018 year includes expenses from operations of Opry City Stage, which we closed in 2018.

Entertainment segment depreciation and amortization expense increased in 2019, as compared to 2018, primarily as a result of Ole Red Gatlinburg and capital improvements at the Grand Ole Opry to improve the customer experience, each resulting in increased depreciable asset levels.

Corporate and Other Segment

The following presents the financial results of our Corporate and Other segment for the years ended December 31, 2019, 2018 and 2017 (in thousands, except percentages):

	2019	% Change	2018	% Change	2017
Operating expenses	$36,282	17.7%	$30,833	(1.8)%	$31,387
Depreciation and amortization	1,629	(10.3)%	1,817	(14.5)%	2,126
Operating loss	$(37,911)	16.1%	$(32,650)	(2.6)%	$(33,513)

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in 2019, as compared to 2018, due primarily to an increase in administrative and employment costs associated with supporting our growth initiatives within our Hospitality and Entertainment segments.

Operating Results – Preopening costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for 2019 include costs associated with Ole Red Gatlinburg, which opened in March 2019, Gaylord Rockies, which opened on a fully operational basis in first quarter 2019, and Gaylord Palms, the expansion of which is scheduled to be complete in summer 2021. Our preopening costs for 2018 include costs associated with an expansion of the guest rooms and convention space at Gaylord Texan, which opened in the second quarter of 2018, costs associated with Ole Red Nashville, which opened in May 2018, and costs at Gaylord Opryland associated with SoundWaves, the indoor portion of which opened in December 2018.

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

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the years ended December 31, 2019, 2018 and 2017 (in thousands, except percentages):

	2019	% Change	2018	% Change	2017
Interest expense	$131,620	75.6%	$74,961	13.5%	$66,051
Interest income	11,769	12.4%	10,469	(11.4)%	11,818
Loss from extinguishment of debt	(494)	(100.0)%	—	—%	—
Income (loss) from unconsolidated joint ventures	(1,110)	(100.9)%	125,005	2,939.7%	(4,402)
Other gains and (losses), net	693	(57.6)%	1,633	584.6%	(337)
(Provision) benefit for income taxes	(18,475)	(57.3)%	(11,745)	(123.9)%	49,155

Interest Expense

Interest expense increased $56.7 million in 2019, as compared to 2018, due primarily to increased interest expense related to debt held by the Gaylord Rockies joint venture, which we began consolidating for statement of operations purposes in 2019, as well as increased interest expense related to our revolving credit facility due to increased average borrowings and interest rate, increased interest expense related to our senior notes due to increased borrowings, and a decrease in capitalized interest in 2019. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs and capitalized interest, was 5.0% in 2019 as compared to 4.8% in 2018. Cash interest expense increased $45.0 million to $122.4 million in 2019, as compared to 2018, and noncash interest expense, which includes amortization and write-off of deferred financing costs, the effects of interest rate swaps, and is offset by capitalized interest, increased $11.6 million to $9.2 million in 2019, as compared to 2018.

Interest Income

Interest income for 2019 and 2018 primarily includes amounts earned on the bonds that we received in April 2008 in connection with the development of Gaylord National, which we hold as notes receivable.

Loss on Extinguishment of Debt

In September 2019, we commenced a cash tender offer for any and all outstanding $350 million 5% senior notes due 2021 at a redemption price of $1,002.50 per $1,000 principal amount. Pursuant to the tender offer, $197.5 million aggregate principal amount of these notes were validly tendered. As a result of our purchase of these tendered notes, we recognized a loss on extinguishment of debt of $0.5 million in 2019.

Income (Loss) from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for 2019 represents our equity method share of the preopening losses associated with Circle. Income from unconsolidated joint ventures in 2018 primarily includes a $131.4 million gain related to the re-measurement of our pre-existing equity method investment in the Gaylord Rockies joint venture prior to consolidation, as well as our equity method share of the operating losses incurred by Gaylord Rockies, primarily pre-opening expenses. In addition, 2018 includes a gain of $2.8 million recognized from the re-measurement of the pre-existing Opry City Stage equity method investment, as well as our equity method share of the operating losses incurred by Opry City Stage, prior to consolidation. As discussed above, we permanently closed Opry City Stage in December 2018.

Other Gains and (Losses)

Other gains and (losses) for 2019 and 2018 includes gains of $2.8 million and $2.7 million, respectively, from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses. These gains were partially offset by pension settlement losses associated with our defined benefit pension plan of $1.9 million and $1.6 million for 2019 and 2018, respectively.

(Provision) Benefit for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

During 2019 and 2018, we recorded an income tax provision of $18.5 million and $11.7 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction for both periods.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During 2019, our net cash flows provided by our operating activities were $354.7 million, reflecting primarily our income before depreciation expense, amortization expense and other non-cash charges of approximately $376.2 million, partially offset by unfavorable changes in working capital of approximately $21.6 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities primarily attributable to the timing of payments.

During 2018, our net cash flows provided by our operating activities were $321.9 million, reflecting primarily our income before depreciation expense, amortization expense, impairment charges, income from unconsolidated joint ventures and other non-cash charges of approximately $309.8 million and favorable changes in working capital of approximately $12.2 million. The favorable changes in working capital primarily resulted from an increase in accounts payable and accrued liabilities due to the timing of payments, partially offset by an increase in accounts receivable due to the timing of collections.

Cash Flows from Investing Activities. During 2019, our primary use of funds for investing activities was the purchase of property and equipment of $152.5 million and consisted primarily of the expansion of Gaylord Palms, a rooms renovation at Gaylord Opryland, construction of Ole Red Orlando, construction of SoundWaves, and ongoing maintenance for our existing properties. We also paid a $15.0 million earnest money deposit for the potential acquisition of Block 21. These uses of cash were partially offset by the receipt of $13.2 million of principal received from the governmental bonds held by Gaylord National and the redemption of the governmental bonds previously held by the Gaylord Rockies joint venture, as further described in Note 3, “Notes Receivable,” to the consolidated financial statements included herein.

During 2018, our primary uses of funds for investing activities were the purchase of an additional interest in the Gaylord Rockies joint venture of $223.6 million, net of cash acquired, and purchases of property and equipment of $188.2 million. Purchase of property and equipment consisted primarily of construction of SoundWaves, the expansion of the guest rooms and convention space at Gaylord Texan, an expansion of the retail, ticketing and parking areas at the Grand Ole Opry House, construction of Ole Red Nashville, and ongoing maintenance for our existing properties.

Cash Flows from Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of and the repayment of long-term debt and the payment of dividends. During 2019, our net cash flows provided by financing activities were $79.7 million, primarily reflecting the net issuance of $352.5 million in senior notes, increased borrowings under the Gaylord Rockies loans of $303.4 million, and the issuance of $282.9 million in our common stock, net of discounts, commissions and other offering expenses. These sources of cash were partially offset by the net repayment of $530.0 million under our credit facility, the payment of $183.3 million in cash dividends, the distribution by the Gaylord Rockies joint venture of $113.9 million to the noncontrolling interest partners in that joint venture, and the payment of $27.7 million in deferred financing costs.

During 2018, our net cash flows provided by financing activities were approximately $171.8 million, primarily reflecting $354.0 million in net borrowings under our revolving credit facility, partially offset by the payment of $172.4 million in cash dividends.

Liquidity

At December 31, 2019, we had $362.4 million in unrestricted cash and $699.1 million available for borrowing under our revolving credit facility. During 2019, we net repaid $177.5 million in borrowings under our credit facility and senior notes, paid cash dividends of $183.3 million, incurred capital expenditures of $152.5 million, increased the borrowings under the Gaylord Rockies loans by $303.4 million, and issued, net of discounts, commissions and other offering expenses, $282.9 million in our common stock. In addition, the Gaylord Rockies joint venture distributed $113.9 million to the noncontrolling interest partners in that joint venture. These net outflows were offset by cash flows from operating activities discussed above, resulting in the increase in our cash balance from 2018 to 2019.

We currently plan to declare dividends of $3.80 per share in 2020, payable in equal quarterly amounts, subject to future determinations as to the timing and amount by our board of directors. We anticipate investing in our operations during 2020 by spending between approximately $260 million and $290 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, an expansion of the guest rooms and convention space at Gaylord Palms, an expansion of the guest rooms at Gaylord Rockies, and a rooms renovation at Gaylord National. In addition, we anticipate spending $275 million at closing, including the assumption of existing mortgage debt and the earnest money deposit, as part of the Block 21 acquisition.

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

At December 31, 2019, we were in compliance with all covenants related to our outstanding debt.

Principal Debt Agreements

Credit Facility. On October 31, 2019, we entered into a Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, which amended and restated the Company’s existing credit facility. As amended, our credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a $300.0 million senior secured term loan A (the “Term Loan A”), and a $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below. The Credit Agreement also increased the accordion feature of the previous credit agreement from $500 million to $600 million and includes a $50.0 million letter of credit sublimit.

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

In addition, each of the Revolver, Term Loan A and Term Loan B contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the Credit Agreement are as follows:

●	We must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter of not more than .65 to 1.0.
●	We must maintain a consolidated fixed charge coverage ratio, as defined in the Credit Agreement, of not less than 1.50 to 1.00.
●	We must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Revolving Credit Facility. Pursuant to the Credit Agreement, we extended the maturity of the Revolver to March 31, 2024, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.40% to 1.95%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At December 31, 2019, the interest rate on the Revolver was LIBOR plus 1.55%. Principal is payable in full at maturity.

At December 31, 2019, no borrowings were outstanding under the Revolver, and the lending banks had issued $0.9 million of letters of credit under the Credit Agreement, which left $699.1 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”) and our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), which we met at December 31, 2019).

Term Loan A Facility. Pursuant to the Credit Agreement, the Term Loan A was increased from $200 million to $300 million and the maturity date was extended to March 31, 2025. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.35% to 1.90%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At December 31, 2019, the interest rate on the Term Loan A was LIBOR plus 1.50%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At closing in 2017, we drew down on the Term Loan A in full and proceeds were used to pay down a portion of the Revolver. Net proceeds from the increase in the Term Loan A pursuant to the Credit Agreement were approximately $94 million and, along with cash on hand, were used to repay $100 million of the outstanding indebtedness under the Term Loan B.

Term Loan B Facility. The Term Loan B has a maturity date of May 11, 2024. The applicable interest rate margins on borrowings under the Term Loan B are, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set in the Credit Agreement. At December 31, 2019, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. We have designated these interest rate swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing in 2017, we drew down on the Term Loan B in full. The Credit Agreement did not change the maturity date or applicable margin on interest rates for the Term Loan B. At December 31, 2019, $386.3 million in borrowings were outstanding under the Term Loan B.

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

The $700 Million 4.75% Senior Notes are redeemable before October 15, 2022, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $700 Million 4.75% Senior Notes will be redeemable, in whole or in part, at any time on or after October 15, 2022 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.563%, 102.375%, 101.188%, and 100.00% beginning on October 15 of 2022, 2023, 2024, and 2025, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

In connection with the issuance of the $700 Million 4.75% Senior Notes, we entered into a registration rights agreement that requires us to complete a registered offer to exchange the $700 Million 4.75% Senior Notes for registered notes with substantially identical terms as the $700 Million 4.75% Senior Notes on or before September 18, 2020.

$400 Million 5% Senior Notes. In 2015, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of senior notes due 2023. The $400 Million 5% Senior Notes are general unsecured senior obligations of the Company’s issuing subsidiaries and are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $400 Million 5% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $400 Million 5% Senior Notes have a maturity date of April 15, 2023 and bear interest at 5% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The $400 Million 5% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $700 Million 4.75% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 5% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 5% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 5% Senior Notes.

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

In September 2019, we commenced a cash tender offer for any and all outstanding $350 Million 5% Senior Notes at a redemption price of $1,002.50 per $1,000 principal amount. Pursuant to the tender offer, $197.5 million aggregate principal amount of the $350 Million 5% Senior Notes were validly tendered. As a result of this tender offer, we recognized a loss on extinguishment of debt of $0.5 million in 2019. We used a portion of the proceeds from the issuance of the $500 Million 4.75% Senior Notes to fund the tender offer.

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

$800 Million Term Loan (Gaylord Rockies Joint Venture). On July 2, 2019, Aurora Convention Center Hotel, LLC and Aurora Convention Center Hotel Lessee, LLC, subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced the Gaylord Rockies joint venture’s existing $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility and also includes the option for an additional $80.0 million of borrowing capacity should the Gaylord Rockies joint venture pursue a future expansion of Gaylord Rockies, which it announced in February 2020 that it intends to pursue. The Gaylord Rockies Loan matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bears interest at LIBOR plus 2.50%. Simultaneous with closing, the Gaylord Rockies joint venture entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. We have designated this interest rate swap as an effective cash flow hedge.

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

$500 Million Construction Loan (Gaylord Rockies Joint Venture)

In 2015, Aurora Convention Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (collectively, “Borrower”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Building Loan Agreement (the “Construction Loan”) with Wells Fargo Bank, N.A., as administrative agent, for a senior loan with available borrowings of up to $500.0 million. The Construction Loan bore interest at an annual rate equal to LIBOR plus 3.25% and had an original maturity date of December 18, 2019. The Construction Loan was secured by substantially all of the assets of Hotel Owner and an assignment of the hotel’s management agreement. As discussed above, the Construction Loan was paid off in July 2019 with proceeds from the Gaylord Rockies Loan.

$39 Million Mezzanine Loan (Gaylord Rockies Joint Venture)

In 2015, Aurora Convention Hotel Mezz, LLC (“Mezz”) and Aurora Convention Center Hotel Lessee Midco Member, LLC (collectively, “Mezz Borrower”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Mezzanine Loan Agreement (the “Mezzanine Loan”) with Marriott International Capital Corporation, for a mezzanine loan with available borrowings, as amended, of up to $39.0 million. The Mezzanine Loan bore interest at an annual rate of LIBOR plus 7.00% and had an original maturity date of December 18, 2019. The Mezzanine Loan was secured by Mezz Borrower’s interests in the joint venture. As discussed above, the Mezzanine Loan was paid off in July 2019 with proceeds from the Gaylord Rockies Loan.

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

Off-Balance Sheet Arrangements

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our credit facility had issued $0.9 million of letters of credit at December 31, 2019. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2019, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1) (2)	$2,586,250	$5,000	$10,000	$1,571,250	$1,000,000
Finance leases	1,606	260	494	245	607
Operating leases (3)	604,387	6,252	12,094	11,797	574,244
Construction commitments (4)	53,505	53,505	—	—	—
Other	13,032	1,109	2,218	2,218	7,487
Total contractual obligations	$3,258,780	$66,126	$24,806	$1,585,510	$1,582,338
(1)	Long-term debt commitments do not include approximately $543.0 million in interest payments projected to be due in future years (less than 1 year – $108.8 million; 1-3 years – $217.3 million; 3-5 years – $121.6 million; more than 5 years – $95.3 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at December 31, 2019 for our variable-rate debt after considering interest rate swaps, as applicable. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herein for a discussion of the interest we paid during 2019, 2018 and 2017.
(2)	Debt commitments due in 3-5 years includes $800.0 million of the Gaylord Rockies Loan for the Gaylord Rockies joint venture.
(3)	Total operating lease commitments of $604.4 million include the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located, which we may extend until January 2101.
(4)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is generally 5.0% of the respective properties’ total annual revenue. At December 31, 2019, $53.5 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by the properties in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

The expected cash flows under our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan are estimated based upon the best information currently available, but are not driven by contractual terms. Therefore, these obligations have been excluded from the contractual obligations table above. During 2020, we expect to contribute approximately $1.7 million, $1.0 million and $0.3 million, respectively, to our defined benefit pension plan, our non-

qualified retirement plan and our defined benefit postretirement health care and life insurance plan. See Note 9 and Note 10 to our consolidated financial statements included herein for further discussion related to these obligations.

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

Impairment of long-lived and other assets. In accounting for our long-lived and other assets (including our property and equipment, notes receivable associated with the development of Gaylord National and intangible assets acquired as part of a business combination), we assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.

Recoverability of property and equipment and definite-lived intangible assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available.

Recoverability of the notes receivable associated with Gaylord National is measured by comparing the carrying amount of the notes to the fair value of the notes. If the carrying value is greater than the fair value, we then assess if the decline in fair value is other-than-temporary, because of our intent and ability to hold the notes receivable to maturity. If the decline in fair value is deemed to be other-than-temporary, which is based on whether we expect to receive debt service payments in excess of the carrying value under the notes, then the notes are impaired. Subsequent to the recognition of an other-than-temporary impairment, we account for the notes receivable as if it had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment previously recognized in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income.

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

Derivative financial instruments. We have entered into and may in the future enter into additional interest rate swap agreements to hedge against interest rate fluctuations. Neither the Company nor the Gaylord Rockies joint venture use derivatives for trading or speculative purposes and currently do not hold any derivatives that are not designated as hedges.

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative resulting from recording each instrument at estimated fair value is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt.

We or the Gaylord Rockies joint venture, as applicable, determine the fair values of our interest rate swap contracts based on a widely accepted valuation methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flow, using interest rates derived from observable market interest rate curves and volatilities, with appropriate adjustments for any significant impact of non-performance risk of the parties to the swap contracts. We believe it is unlikely that materially different estimates for the fair value of financial derivative instruments would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time the estimates were made.

Depreciation and amortization. Depreciation expense is based on the estimated useful life of our fixed assets. Amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets, and amortization expense for intangibles acquired as part of a business combination is based on the specific circumstances of each intangible asset. The lives of the assets are based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect our depreciation expense in future periods.

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

In addition, we must evaluate uncertainties in the application of complex tax regulations in the calculation of tax liabilities. We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We make this assessment based on only the technical merits of the tax position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements and a liability for unrecognized tax benefits is established. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax benefit recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. To the extent that we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability established, our effective tax rate in a given financial statement period may be affected. At December 31, 2019 and 2018, we had no accruals for unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2019 and 2018, we have accrued no interest or penalties related to uncertain tax positions.

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

The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate decreased from 3.95% for the pension plan and 3.83% for the postretirement benefits other than pension plans at December 31, 2018 to 2.85% and 2.70%, respectively, at December 31, 2019.

We determine the overall expected long-term return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each allocation of plan assets and advice by our third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption that is determined at the beginning of each year and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty-year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension expense. The expected return on plan assets assumption used for determining net periodic pension expense for 2019 and 2018 was 6.5%. Actual return on plan assets for 2019 and 2018 was 22.1% and (6.0)%, respectively. Our historical actual return averaged 8.7% for the ten-year period ended December 31, 2019. In the future, we may make additional discretionary contributions to the plan or we could be required to make mandatory cash funding payments.

The mortality rate assumption used for determining future benefit obligations as of December 31, 2019 and 2018 was based on the Pri-2012 Total Dataset Mortality Table and the RP 2014 Adjusted to 2006 Total Dataset Mortality Table, respectively. In estimating the health care cost trend rate, we consider our actual health care cost experience, industry trends, and advice from our third-party actuary.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would increase or decrease 2019 net periodic pension expense by approximately $0.1 million. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase 2019 net periodic pension expense by approximately $0.6 million.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under our Term Loan A currently bear interest at an annual rate of LIBOR plus 1.50%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $300.0 million in borrowings outstanding under the Term Loan A at December 31, 2019 would increase by approximately $3.0 million.

Borrowings outstanding under our Term Loan B currently bear interest at an annual rate of LIBOR plus 2.00%, subject to adjustment as defined in the agreement. We have hedged our interest rate exposure on $350.0 million of borrowings under the Term Loan B with interest rate swaps that fix the LIBOR portion of interest payments through May 2023. If LIBOR were to increase by 100 basis points, our annual interest cost on the $36.3 million in borrowings outstanding under the Term Loan B that are not hedged at December 31, 2019 would increase by approximately $0.4 million.

Borrowings outstanding under the Gaylord Rockies Loan currently bear interest at an annual rate of LIBOR plus 2.50%. The Gaylord Rockies joint venture has hedged its interest rate exposure with an interest rate swap that fixes the LIBOR portion of interest payments through August 2022. If the Gaylord Rockies joint venture does not enter into an additional interest rate swap, the joint venture will be subject to interest rate risk from August 2022 through the maturity date of July 2023.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2019. As a result, the interest rate market risk implicit in these investments at December 31, 2019, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At December 31, 2019, the value of the investments in the pension fund was $66.0 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.6 million.

Summary

Based upon our overall market risk exposures at December 31, 2019, we believe that the effects of changes in interest rates related to our borrowings and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows.

Item 8.              Financial Statements and Supplementary Data

Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page 74 of this Annual Report on Form 10-K and incorporated by reference herein.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control - Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.            Other Information

None.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Election of the Eight Nominees for Director Identified in this Proxy Statement” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed with the SEC. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c)(3) of Regulation S-K is incorporated by reference to the discussion under the heading “Submitting Stockholder Proposals and Nominations for 2021 Annual Meeting” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC.

Certain other information concerning executive officers and certain other officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has a separately designated audit committee of the Board of Directors established in accordance with the Exchange Act. Alvin Bowles, Fazal Merchant, Christine Pantoya and Robert S. Prather, Jr. currently serve as members of the Audit Committee, and Mr. Prather serves as its chairman. Our Board of Directors has determined that Mr. Prather and Mr. Merchant are “audit committee financial experts” as defined by the SEC and are independent, as that term is defined in the Exchange Act and the listing standards of the New York Stock Exchange.

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

Item 11.            Executive Compensation

The information required by this Item is incorporated herein by reference to the discussions under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation – 2019 Summary Compensation Table,” “2019 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2019 Fiscal Year End,” “2019 Option Exercises and Stock Vested,” “Other Compensation Information – Pension Benefits,” “Other Compensation Information – Nonqualified Deferred Compensation,” “Other Compensation Information – 2019 Nonqualified Deferred Compensation Table,” “Potential Payments on Termination or Change of Control,” “Committees of the Board – Compensation Committee Interlocks and Insider Participation,” and “Human Resources Committee Report” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed with the SEC.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Stock Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed with the SEC.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the discussions under the headings “Company Information – Corporate Governance – Independence of Directors” and “Certain Transactions” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed with the SEC.

Item 14.             Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed with the SEC.

PART IV

Item 15.            Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

The accompanying index to financial statements on page 74 of this Annual Report on Form 10-K is provided in response to this Item.

(a)(2)     Financial Statement Schedules

The following financial statement schedule is filed as a part of this report and is included herein on page 126 of this Annual Report on Form 10-K:

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

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).
4.1	Specimen of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 24, 2012).
4.2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.
4.3*	Description of Securities.
4.4

Indenture, dated as of April 14, 2015, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 14, 2015).

4.5	Form of 5.00% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 14, 2015).
4.6

Indenture, dated as of September 19, 2019, among RHP Hotel Properties, LP and RHP Finance Corporation, as the issuers, Ryman Hospitality Properties, Inc., as a guarantor, each of the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.750% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 19, 2019).

4.7	Form of 4.750% Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 19, 2019).
4.8

Registration Rights Agreement, dated as of September 19, 2019, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein, and Deutsche Bank Securities Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed September 19, 2019).

4.9

Supplemental Indenture No. 1, dated as of October 8, 2019, by and among RHP Hotel Properties, LP, and RHP Finance Corporation, as the issuers, Ryman Hospitality Properties, Inc., as a guarantor, each of the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.750% Senior Notes due 2027 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 8, 2019).

4.10

Registration Rights Agreement, dated as of October 8, 2019, among RHP Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., each of the guarantors named therein, and Deutsche Bank Securities Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed October 8, 2019).

10.1†

Sixth Amended and Restated Credit Agreement dated as of October 31, 2019, among Ryman Hospitality Properties, Inc., as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2019).

10.2

Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.3

Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.4

Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.5

First Amended and Restated Agreement of Limited Partnership of RHP Hotel Properties, LP, dated December 31, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2019.

10.6†

Second Amended and Restated Loan Agreement entered into as of July 2, 2019, among Aurora Convention Center Hotel, LLC, Aurora Convention Center Hotel Lessee, LLC, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2019).

10.7#	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S-1).
10.8#	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.9#

Executive Employment Agreement of Colin V. Reed, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008).

10.10#

First Amendment to Executive Employment Agreement of Colin V. Reed, dated December 18, 2008, with Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2008).

10.11#

Second Amendment to Executive Employment Agreement, dated September 3, 2010, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.12#

Third Amendment to Executive Employment Agreement, dated as of November 5, 2012, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.13#

Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.14#

Form of Employment Agreement of Mark Fioravanti, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008).

10.15#	Form of Amendment No. 1 to Employment Agreement of Mark Fioravanti (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.16#

Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.17#

Third Amendment to Executive Employment Agreement dated as of November 5, 2012, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.18#

Employment Agreement dated as of February 25, 2008 by and between the Company and Bennett Westbrook (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.19#

Amendment No. 1 to Employment Agreement dated as of September 3, 2010 by and between Bennett Westbrook (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.20#

Second Amendment to Employment Agreement dated as of November 5, 2012 by and between the Company and Bennett Westbrook (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year December 31, 2012).

10.21#

Third Amendment to Employment Agreement dated as of July 1, 2016 by and between the Company and Bennett Westbrook (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.22#

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

10.25#

Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.26*#	Summary of Director and Executive Officer Compensation.
10.27#

Gaylord Entertainment Company Amended and Restated 2006 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders filed with the SEC on April 1, 2011).

10.28#

Amendment dated February 10, 2017 to Amended and Restated 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.29#

Form of Restricted Share Award Agreement with respect to restricted stock granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.30#

Form of Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.31#

Form of Director Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.32#

Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.33#

Form of Restricted Stock Unit Award Agreement with respect to performance-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2008).

10.34#

Form of Restricted Stock Unit Award Agreement with respect to time-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.35#

Form of Restricted Stock Unit Award Agreement with respect to performance-based restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.36#

Form of 2013 Time-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year December 31, 2012).

10.37#

Form of 2013 Performance-Based Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year December 31, 2012).

10.38#

Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan in lieu of cash retainer fees (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year December 31, 2013).

10.39#

Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan to replace previously deferred cash retainer fees (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year December 31, 2013).

10.40#	Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2016).
10.41#

Amendment dated February 10, 2017 to Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.42#

Form of Restricted Stock Unit Award Agreement granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.43#

Form of Restricted Stock Unit Award Agreement with respect to time-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.44#

Form of Restricted Stock Unit Award Agreement with respect to performance-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

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
101*

The following materials from Ryman Hospitality Property, Inc.’s Annual Form on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interest for the years ended December 31, 2019, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*     Filed herewith.

†     As directed by Item 601(a)(5) or 601(b)(2) of Regulation S-K, as applicable, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: February 25, 2020	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed	Chairman of the Board of Directors	February 25, 2020
Colin V. Reed	and Chief Executive Officer

/s/ Rachna Bhasin	Director	February 25, 2020
Rachna Bhasin

/s/ Alvin Bowles, Jr.	Director	February 25, 2020
Alvin Bowles, Jr.

/s/ Fazal F. Merchant	Director	February 25, 2020
Fazal F. Merchant

/s/ Patrick Q. Moore	Director	February 25, 2020
Patrick Q. Moore

/s/ Christine Pantoya	Director	February 25, 2020
Christine Pantoya

/s/ Robert S. Prather, Jr.	Director	February 25, 2020
Robert S. Prather, Jr.

/s/ Michael I. Roth	Director	February 25, 2020
Michael I. Roth

/s/ Mark Fioravanti	President and Chief Financial Officer	February 25, 2020
Mark Fioravanti

/s/ Jennifer Hutcheson	Senior Vice President, Corporate Controller	February 25, 2020
Jennifer Hutcheson	and Chief Accounting Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Ryman Hospitality Properties, Inc. and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2019 and 2018 and for Each of the Three Years in the Period Ended December 31, 2019
Report of Independent Registered Public Accounting Firm	75
Report of Independent Registered Public Accounting Firm	78
Consolidated Balance Sheets as of December 31, 2019 and 2018	79
Consolidated Statements of Operations for the Years ended December 31, 2019, 2018, and 2017	80
Consolidated Statements of Comprehensive Income for the Years ended December 31, 2019, 2018, and 2017	81
Consolidated Statements of Cash Flows for the Years ended December 31, 2019, 2018, and 2017	82
Consolidated Statements of Stockholders’ Equity and Noncontrolling Interest for the Years ended December 31, 2019, 2018, and 2017	83
Notes to Consolidated Financial Statements	84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryman Hospitality Properties, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2020, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, “Leases” (ASC 842). As explained below, auditing the Company’s adoption of ASC 842 was a critical audit matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Gaylord National Bonds

Description of the Matter

At December 31, 2019, the Company holds within Notes Receivable certain bonds received in connection with the development of the Gaylord National Resort & Convention Center (“Bonds”) which are reported at a carrying amount of $110.1 million. The Company has determined that it has the intent and ability to hold the Bonds to maturity and is following the accounting guidance related to investments in debt securities. As such, the Company assesses the Bonds for impairment, which requires an estimation of fair value of the Bonds. The Bonds and related accounting and historical impairments are more fully described in Notes 1 and 3 to the consolidated financial statements.

Auditing management’s assessment of the valuation of the Bonds was complex and judgmental due to the significant estimation and assumptions required in projecting the future tax revenues to be generated by the Gaylord National Resort & Convention Center, which are the basis for estimating the Bonds’ fair value. In particular, the fair value estimate is sensitive to significant assumptions, such as the expected average daily rates, occupancy rates, real estate capitalization rate and discount rate, which are affected by expectations about future market and economic conditions, particularly those in the Washington D.C. market. Finally, such assumptions are judgmental as the Bonds and related projected cash flows continue for an extended period of time through 2037.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of the Bonds, including controls over management’s review of the significant assumptions described above.

To test the Company’s determination of the estimated fair value of the Bonds, we performed audit procedures that included, among others, assessing the fair value methodologies utilized by management, testing the significant assumptions discussed above and the related underlying data used by the Company in its evaluation, and testing the mathematical accuracy of the calculations. In performing those procedures, we compared the significant assumptions used by management to current industry, market, and economic trends, along with the recent historical results, reassessed the accuracy of management’s historical projected cash flows utilized in prior period evaluations, performed sensitivity analyses of changes in significant assumptions, and compared forecasts of cash flows utilized in the evaluation to current business plans. We also involved a valuation specialist to assist in assessing the Company’s valuation methodologies and significant assumptions used in the valuation analysis.

Adoption of ASC 842, Leases – Valuation of Gaylord Palms Ground Lease

Description of the Matter

As described above and in Note 1 and Note 7 to the consolidated financial statements, the Company adopted Accounting Standard Codification Topic 842, Leases (“ASC 842”), on January 1, 2019. The adoption of ASC 842 resulted in the recognition of both right of use operating lease assets and operating lease liabilities of approximately $100.9 million as of January 1, 2019.

Auditing the Company’s adoption of ASC 842 was complex because the Company is the lessee in a long-term ground lease at the Gaylord Palms Resort & Convention Center, with a remaining lease term in excess of 50 years at January 1, 2019. Given the long-term nature of this ground lease and the significance of the cash lease payments over this period of time which were discounted to measure the lease asset and liability, auditing the Company’s estimate of the incremental borrowing rate (“IBR”) for the long-term ground lease was especially challenging and required management to exercise judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the adoption of ASC 842, including controls over management’s review of the IBR model for the Gaylord Palms Resort & Convention Center ground lease.

To test the Company’s adoption of ASC 842, we performed audit procedures that included, among others, testing the accuracy of the lease terms and testing the accuracy of the Company’s calculations of the initial measurement of the right of use assets and lease liabilities. Additionally, we involved valuation specialists to test management’s model for estimating the IBR for the Gaylord Palms Resort & Convention Center ground lease. We evaluated management’s methodology for developing the IBR and tested judgments and estimates regarding the Company’s secured borrowing rates, market credit rating, comparable bond yield curve, and adjustments to market yield curves to determine a securitized rate. We compared the Company’s IBR to ranges developed by our valuation specialists based on independently observed data.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Nashville, Tennessee

February 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ryman Hospitality Properties, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company, and our report dated February 25, 2020, expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 25, 2020

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2019	2018
ASSETS:
Property and equipment, net of accumulated depreciation (including $979,012 and $1,018,499 from VIEs, respectively)	$3,130,252	$3,149,095
Cash and cash equivalents - unrestricted (including $33,772 and $11,648 from VIEs, respectively)	362,430	103,437
Cash and cash equivalents - restricted	57,966	45,652
Notes receivable (including $0 and $11,230 from VIEs, respectively)	110,135	122,209
Trade receivables, less allowance of $828 and $763, respectively (including $16,523 and $2,019 from VIEs, respectively)	70,768	67,923
Deferred income tax assets, net	25,959	40,557
Prepaid expenses and other assets (including $27,888 and $20,419 from VIEs, respectively)	123,845	78,240
Intangible assets (including $202,366 and $241,973 from VIEs, respectively)	207,113	246,770
Total assets	$4,088,468	$3,853,883

LIABILITIES AND EQUITY:
Debt and finance lease obligations (including $792,696 and $494,578 from VIEs, respectively)	$2,559,968	$2,441,895
Accounts payable and accrued liabilities (including $57,590 and $70,215 from VIEs, respectively)	264,915	274,890
Dividends payable	50,711	45,019
Deferred management rights proceeds	175,332	174,026
Operating lease liabilities	106,331	—
Other liabilities	64,971	161,043
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	221,511	287,433
Stockholders' equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 54,897 and 51,336 shares issued and outstanding, respectively	549	513
Additional paid-in capital	1,185,168	900,795
Treasury stock of 619 and 592 shares, at cost	(17,315)	(15,183)
Accumulated deficit	(495,514)	(388,524)
Accumulated other comprehensive loss	(28,159)	(28,024)
Total stockholders' equity	644,729	469,577
Total liabilities and equity	$4,088,468	$3,853,883

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2019, 2018 and 2017
(Amounts in thousands, except per share data)

	2019	2018	2017
Revenues:
Rooms	$557,562	$454,370	$431,768
Food and beverage	660,770	519,843	483,945
Other hotel revenue	203,114	153,690	143,947
Entertainment	183,120	147,215	125,059
Total revenues	1,604,566	1,275,118	1,184,719

Operating expenses:
Rooms	144,834	118,060	112,636
Food and beverage	362,850	282,906	269,824
Other hotel expenses	409,883	339,529	327,283
Management fees, net	39,608	30,744	23,856
Total hotel operating expenses	957,175	771,239	733,599
Entertainment	126,609	109,249	84,513
Corporate	36,282	30,833	31,387
Preopening costs	3,122	4,869	1,926
Depreciation and amortization	213,847	120,876	111,959
Impairment charges	—	23,783	—
Other-than-temporary impairment loss on held-to-maturity securities:
Total other-than-temporary impairment loss	—	—	41,961
Less portion recognized in other comprehensive income	—	—	(6,543)
Net impairment loss recognized in earnings on held-to-maturity securities	—	—	35,418
Total operating expenses	1,337,035	1,060,849	998,802

Operating income	267,531	214,269	185,917
Interest expense	(131,620)	(74,961)	(66,051)
Interest income	11,769	10,469	11,818
Loss on extinguishment of debt	(494)	—	—
Income (loss) from unconsolidated joint ventures	(1,110)	125,005	(4,402)
Other gains and (losses), net	693	1,633	(337)
Income before income taxes	146,769	276,415	126,945

(Provision) benefit for income taxes	(18,475)	(11,745)	49,155
Net income	128,294	264,670	176,100

Net loss attributable to noncontrolling interest in consolidated joint venture	17,500	—	—
Net income available to common stockholders	$145,794	$264,670	$176,100

Basic income per share available to common stockholders	$2.82	$5.16	$3.44
Diluted income per share available to common stockholders	$2.81	$5.14	$3.43

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2019, 2018 and 2017
(Amounts in thousands)

	2019	2018	2017
Net income	$128,294	$264,670	$176,100

Other comprehensive income (loss), before tax:
Gain (loss) on minimum pension liability:
Gains (losses) arising during the period	693	(2,231)	3,111
Amount reclassified from accumulated other comprehensive loss	97	(64)	60
	790	(2,295)	3,171
Interest rate derivatives:
Gains arising during period	3,539	—	—
Amount reclassified from accumulated other comprehensive loss	(1,905)	—	—
	1,634	—	—

Other-than-temporary impairment loss on held-to-maturity securities:
Non-credit loss on other-than-temporary impairment	—	—	(6,543)
Amount reclassified from accumulated other comprehensive loss	333	333	—
	333	333	(6,543)

Other comprehensive income (loss), before tax	2,757	(1,962)	(3,372)
Income tax (provision) benefit related to items of comprehensive loss	(185)	630	(1,052)
Other comprehensive income (loss), net of tax	2,572	(1,332)	(4,424)

Comprehensive income	$130,866	$263,338	$171,676
Comprehensive loss attributable to noncontrolling interest	18,328	—	—
Comprehensive income available to common stockholders	$149,194	$263,338	$171,676

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018 and 2017
(Amounts in thousands)

	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$128,294	$264,670	$176,100
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	14,414	10,190	(52,637)
Depreciation and amortization	213,847	120,876	111,959
Amortization of deferred financing costs	7,662	5,632	5,350
Impairment charges	—	23,783	—
Net impairment loss recognized in earnings on held-to-maturity securities	—	—	35,418
Write-off of deferred financing costs	3,079	1,956	925
(Income) loss from unconsolidated joint ventures	1,110	(125,005)	4,402
Stock-based compensation expense	7,833	7,656	6,640
Changes in:
Trade receivables	(2,844)	(8,320)	(9,702)
Accounts payable and accrued liabilities	(13,674)	22,201	17,189
Other assets and liabilities	(5,035)	(1,720)	186
Net cash flows provided by operating activities	354,686	321,919	295,830

Cash Flows from Investing Activities:
Purchases of property and equipment	(152,541)	(188,217)	(182,565)
Collection of notes receivable	13,211	2,560	2,370
Investment in Gaylord Rockies joint venture	—	—	(16,309)
Purchase of additional interest in Gaylord Rockies joint venture, net of cash acquired	(5,481)	(223,564)	—
Earnest money deposit for potential Block 21 acquisition	(15,000)	—	—
Investment in other joint ventures	(4,241)	(2,199)	(9,313)
Purchase of remaining interest in Opry City Stage, net of cash acquired	—	(3,963)	—
Other investing activities	1,015	(7,927)	(9,604)
Net cash flows used in investing activities	(163,037)	(423,310)	(215,421)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	(525,000)	354,000	(211,400)
Borrowings under term loan A	100,000	—	200,000
Borrowings under term loan B	—	—	500,000
Repayments under term loan B	(105,000)	(5,000)	(393,750)
Issuance of senior notes	702,500	—	—
Redemption of senior notes	(350,000)	—	—
Borrowing under Gaylord Rockies term loan	800,000	—	—
Repayment of Gaylord Rockies construction and mezzanine loans	(496,612)	—	—
Deferred financing costs paid	(27,666)	(642)	(12,268)
Issuance of common stock	282,908	—	—
Payment of dividends	(183,346)	(172,415)	(161,706)
Distributions from consolidated joint venture to noncontrolling interest partners	(113,894)	—	—
Payment of tax withholdings for share-based compensation	(3,989)	(4,164)	(3,810)
Other financing activities	(243)	(9)	45
Net cash flows provided by (used in) financing activities	79,658	171,770	(82,889)

Net change in cash, cash equivalents, and restricted cash	271,307	70,379	(2,480)
Cash, cash equivalents, and restricted cash, beginning of period	149,089	78,710	81,190
Cash, cash equivalents, and restricted cash, end of period	$420,396	$149,089	$78,710

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$362,430	$103,437	$57,557
Cash and cash equivalents - restricted	57,966	45,652	21,153
Cash, cash equivalents, and restricted cash, end of period	$420,396	$149,089	$78,710

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
For the Years Ended December 31, 2019, 2018 and 2017
(Amounts in thousands)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Stock	Capital	Stock	Deficit	Loss	Equity	Interest
BALANCE, December 31, 2016	$510	$893,102	$(11,542)	$(491,805)	$(22,268)	$367,997	$—
Net income	—	—	—	176,100	—	176,100	—
Other comprehensive loss, net of income taxes	—	—	—	—	(4,424)	(4,424)	—
Payment of dividends ($3.20 per share)	—	745	(1,711)	(163,465)	—	(164,431)	—
Exercise of stock options	—	65	—	—	—	65	—
Restricted stock units and stock options surrendered	2	(3,793)	—	—	—	(3,791)	—
Stock-based compensation expense	—	6,640	—	—	—	6,640	—
BALANCE, December 31, 2017	$512	$896,759	$(13,253)	$(479,170)	$(26,692)	$378,156	$—
Net income	—	—	—	264,670	—	264,670	—
Transition adjustment related to adoption of ASU 2014-09	—	—	—	(134)	—	(134)	—
Other comprehensive loss, net of income taxes	—	—	—	—	(1,332)	(1,332)	—
Payment of dividends ($3.40 per share)	—	514	(1,930)	(173,890)	—	(175,306)	—
Exercise of stock options	—	11	—	—	—	11	—
Restricted stock units and stock options surrendered	1	(4,145)	—	—	—	(4,144)	—
Stock-based compensation expense	—	7,656	—	—	—	7,656	—
Establishment of noncontrolling interest in consolidated joint venture	—	—	—	—	—	—	287,433
BALANCE, December 31, 2018	$513	$900,795	$(15,183)	$(388,524)	$(28,024)	$469,577	$287,433
Net income	—	—	—	145,794	—	145,794	(17,500)
Adjustment of noncontrolling interest to redemption value	—	—	—	(68,054)	—	(68,054)	68,054
Transition adjustment related to adoption of ASU 2018-02	—	—	—	2,707	(2,707)	—	—
Other comprehensive income, net of income taxes	—	—	—	—	2,572	2,572	—
Purchase of additional ownership interest in consolidated joint venture	—	(2,899)	—	—	—	(2,899)	(2,582)
Distributions from consolidated joint venture to noncontrolling interest partners	—	—	—	—	—	—	(113,894)
Issuance of common stock	35	282,873	—	—	—	282,908	—
Payment of dividends ($3.60 per share)	—	532	(2,132)	(187,437)	—	(189,037)	—
Exercise of stock options	—	35	—	—	—	35	—
Restricted stock units and stock options surrendered	1	(4,001)	—	—	—	(4,000)	—
Stock-based compensation expense	—	7,833	—	—	—	7,833	—
BALANCE, December 31, 2019	$549	$1,185,168	$(17,315)	$(495,514)	$(28,159)	$644,729	$221,511

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

On January 1, 2013, the Company began operating as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). The Company’s other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National. The Company also owns a 62.1% interest in a joint venture (the “Gaylord Rockies joint venture”) that owns the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which opened in December 2018 and is managed by Marriott. For more information regarding the Company’s increase in its ownership percentage in the Gaylord Rockies joint venture as of December 31, 2018, see Note 4, “Investment in Gaylord Rockies Joint Venture.”

The Company also owns a number of media and entertainment assets, including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, and the General Jackson Showboat (“General Jackson”). The Company also owns a 50% interest in a joint venture intended to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”), which launched its broadcast network on January 1, 2020. See Note 13, “Commitments and Contingencies,” for further disclosure.

The Company previously owned Opry City Stage, a four-level entertainment complex in Times Square that opened in December 2017 under a joint venture agreement of which the Company initially owned 50%. In the second quarter of 2018, the Company acquired the remaining 50% joint venture interest in Opry City Stage for a combination of $3.9 million in cash and the forgiveness of a note receivable previously due to the Company from the other joint venture partner of $7.9 million. Subsequent to the Company’s purchase of the remaining 50% joint venture interest, the Company determined that current ongoing operations were not meeting the revenue expectations from the time of purchase. In September 2018, the Company announced that it was temporarily suspending operations at Opry City Stage to appropriately reposition the venue and its operations, and in December 2018, the Company determined that it would permanently close the venue. During 2018, the Company performed impairment assessments of the carrying amount of Opry City Stage assets and recorded impairment charges of $22.6 million, which represented substantially all of the assets associated with the venue, and are reflected as impairment charges in the accompanying consolidated statements of operations for 2018.

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

Business Segments

Hospitality

The Hospitality segment includes the Gaylord Hotels branded hotels, the Inn at Opryland and the AC Hotel, as well as the Company’s equity investment in Gaylord Rockies. See Note 4, “Investment in Gaylord Rockies Joint Venture,” for further discussion of this investment. Each of the Company’s hotels, as well as Gaylord Rockies, is managed by Marriott pursuant to a management agreement for each hotel.

Entertainment

The Entertainment segment includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, the General Jackson, the Wildhorse Saloon, Gaylord Springs, and the Company’s investment in the Circle joint venture, among various others. Marriott manages the day-to-day operations of the General Jackson, Gaylord Springs and the Wildhorse Saloon pursuant to management agreements.

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

The terms of the Company’s increased investment in the Gaylord Rockies joint venture and certain related agreements provide that a subsidiary of the Company is the managing member and is responsible for day-to-day management of the joint venture and for future financings meeting certain parameters. Designated decisions, such as refinancings that do not meet established parameters, future expansions of the hotel, transactions with affiliates, selling the hotel, and admitting additional members of the joint venture, are to be approved by a majority vote of a committee consisting of two members designated by the Company and two members designated by the minority partner. Based on management’s analysis of these updated agreements, management concluded the Company’s responsibility for the day-to-day management of the joint venture and for future financings meeting certain parameters results in the Company having the power to direct the activities that most significantly impact the economic performance of the joint venture. In addition, the shared decisions represent protective rights of both parties. Thus, the Company became the primary beneficiary of this variable interest entity at December 31, 2018. As such, the Company consolidated the assets and liabilities of the joint venture effective December 31, 2018 and began consolidating the ongoing operations of the joint venture effective January 1, 2019. See “Noncontrolling Interest in Consolidated Joint Venture” and Note 4, “Investment in Gaylord Rockies Joint Venture,” below for further discussion.

The terms of the Company's joint venture agreement in Circle provide that the Company and its joint venture partner each share the authority to make major decisions in the joint venture, including operating plans, entering into certain contracts, admitting additional members of the joint venture, issuing additional membership interests, and amending the operating agreement. In addition, the officers of Circle are not employees of the Company. Based on management’s analysis of the joint venture agreement, management concluded that the Company is not the primary beneficiary of this variable interest entity and accounts for this investment under the equity method.

Potential Acquisition

In December 2019, the Company entered into an agreement to purchase Block 21, a mixed-use entertainment, lodging, office and retail complex located in Austin, Texas, for $275 million, which includes the assumption of approximately $141 million of existing mortgage debt. Block 21 is the home of the Austin City Limits Live at The Moody Theater (“ACL Live”), a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin Hotel, the 350-seat 3TEN at ACL Live club and approximately 53,000 square feet of Class A commercial space. The Company paid a nonrefundable deposit of $15 million with the agreement, and the acquisition is expected to close at the end of the first quarter or in early second quarter 2020, subject to customary closing conditions including, but not limited to, consent to the Company’s assumption of the existing mortgage loan by the loan servicer and the consent of the hotel property manager, an affiliate of Marriott, to the Company’s assignment and assumption of the existing hotel management agreement. The Company intends to fund the acquisition with a portion of the proceeds from the equity offering discussed in Note 11, “Equity.”

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

Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2019	2018	2017
Debt interest paid	$121,876	$74,821	$63,325
Capitalized interest	(1,618)	(10,013)	(6,645)
Cash paid for interest, net of capitalized interest	$120,258	$64,808	$56,680

Net cash payments of income taxes in 2019, 2018 and 2017 were $3.6 million, $1.6 million and $4.1 million, respectively.

Accounts Receivable

The Company’s accounts receivable are primarily generated by meetings and convention attendees’ room nights and food and beverage. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivable is minimized due to the large and diverse nature of the customer base.

Allowance for Doubtful Accounts

The Company provides allowances for doubtful accounts based upon a percentage of revenue and periodic evaluations of the aging of accounts receivable.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31 consist of (amounts in thousands):

	2019	2018
Prepaid expenses	$18,888	$15,732
Supplemental deferred compensation plan assets	29,174	24,687
Tax rebate receivables	20,389	17,143
Earnest money deposit for potential Block 21 acquisition	15,000	—
Inventories	10,329	9,823
Deferred financing costs on revolving credit facility	8,493	—
Derivative assets	3,808	—
Other	17,764	10,855
Total prepaid expenses and other assets	$123,845	$78,240

Prepaid expenses consist of prepayments for property taxes, insurance and other contracts that will be expensed during the subsequent year. Inventories consist primarily of food and beverage inventory for resale and retail inventory sold in the Entertainment segment. Inventory is carried at the lower of cost or net realizable value. Cost is computed on an average cost basis. Deferred financing costs (“DFCs”) on the Company’s revolving credit facility are included in prepaid expenses and other assets when the related revolving credit facility has no outstanding balance. Other assets include capitalized software costs, non-trade receivables, and investments in joint ventures, among others.

The Gaylord Rockies joint venture is party to an incentive agreement with the local government that provides that the joint venture is entitled to receive monthly rebates of certain city and state taxes, including property, sales and lodging taxes. The term of the rebate agreement varies by type of tax but ranges from 25-33 years from commencement of the construction of Gaylord Rockies. The joint venture earned $34.6 million in rebates in 2019, which are generally recorded as a reduction in other hotel expenses in the accompanying consolidated statement of operations for 2019.

Intangible Assets

In connection with the Company’s purchase price allocation of the Gaylord Rockies joint venture, as discussed further in Note 4, “Investment in Gaylord Rockies Joint Venture,” the Company acquired certain definite-lived intangibles, which are shown on the accompanying consolidated balance sheets. Included in these intangibles are the original estimated fair value of advanced bookings of $125.5 million and the original estimated fair value related to the Gaylord Hotels trade name, which Marriott owns, of $115.3 million. The advanced bookings asset is being amortized on a straight-line basis over a period of 3.5 years, which corresponds with the period in which the advanced deposits relate, and the value in the trade name is being amortized on a straight-line basis over 30 years, which is the period of the Marriott management agreement.

The gross carrying amount of intangible assets at December 31, 2019 and 2018 was $252.7 million and $252.2 million, respectively. Accumulated amortization of intangible assets at December 31, 2019 and 2018 was $45.6 million and $5.4 million, respectively. Amortization expense related to intangible assets during 2019, 2018 and 2017 was $40.2 million, $0.2 million and $0.1 million, respectively. The estimated amounts of amortization expense for the next five years are as follows (amounts in thousands):

2020	$40,198
2021	40,198
2022	22,240
2023	4,282
2024	4,044
$110,962

Investments

From time to time, the Company has owned minority interest investments in certain businesses. Generally, non-marketable investments (excluding limited partnerships and limited liability company interests) in which the Company owns less than 20 percent are accounted for using the cost method of accounting, and investments in which the Company owns between 20 percent and 50 percent and limited partnerships, including its investment in Circle, are accounted for using the equity method of accounting.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consist of (amounts in thousands):

	2019	2018
Trade accounts payable	$40,238	$77,620
Property and other taxes payable	57,668	35,947
Deferred revenues	76,744	69,280
Accrued salaries and benefits	35,303	21,544
Accrued interest payable	16,520	16,027
Other accrued liabilities	38,442	54,472
Total accounts payable and accrued liabilities	$264,915	$274,890

Deferred revenues consist primarily of deposits on advance bookings of hotel rooms and advance ticket sales at the Company’s tourism properties, as well as uncollected attrition and cancellation fees. Other accrued liabilities include accruals for, among others, purchasing, meeting planner commissions and utilities.

Income Taxes

The Company establishes deferred tax assets and liabilities based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing tax laws and tax rates. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 12, “Income Taxes,” for more detail on the Company’s income taxes.

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

Deferred Management Rights Proceeds

The Company has deferred and amortizes the proceeds received from Marriott that were allocated to the sale of the management rights, as discussed further in Note 6, “Deferred Management Rights Proceeds,” on a straight-line basis over the term of the hotel management agreements, including extensions, as a reduction in management fee expense in the accompanying consolidated statements of operations.

Other Liabilities

Other liabilities at December 31 consist of (amounts in thousands):

	2019	2018
Pension and postretirement benefits liability	$32,670	$34,712
Straight-line lease liability	—	100,068
Deferred compensation liability	29,174	24,687
Derivative liabilities	2,174	—
Other	953	1,576
Total other liabilities	$64,971	$161,043

Deferred Financing Costs

DFCs consist of loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method, and are generally presented as a reduction of the related debt liability. DFCs on the Company’s revolving credit facility are included in prepaid expenses and other assets when the related revolving credit facility has no outstanding balance. During 2019, 2018 and 2017, DFCs of $7.7 million, $5.6 million and $5.4 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations.

As a result of refinancing portions of the Company’s outstanding debt, the Company wrote off $3.1 million, $2.0 million and $0.9 million of DFCs during 2019, 2018 and 2017, respectively, which are included in interest expense in the accompanying consolidated statements of operations.

Noncontrolling Interest in Consolidated Joint Venture

The noncontrolling interest in the Gaylord Rockies joint venture represents the minority partners’ proportionate share of the assets and liabilities of the joint venture. The noncontrolling interest is classified in the mezzanine section of the consolidated balance sheets as the related redemption options do not meet the requirements for permanent equity classification because these redemption options may be redeemed by the holder as described in Note 4, “Investment in Gaylord Rockies Joint Venture.”

The initial value of the noncontrolling interest, which includes certain put rights, was estimated based on the purchase price allocation performed and is discussed further in Note 4, “Investment in Gaylord Rockies Joint Venture.” In general, the carrying value on a go-forward basis will be based on the greater of the accumulated historical cost or the put right redemption value, and at December 31, 2019, approximates the fair value of the noncontrolling interest. Beginning in 2019, an adjustment is also made for the minority partners’ proportionate share of income or loss.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	2019	2018	2017
Hotel group rooms	$387,741	$312,364	$294,411
Hotel transient rooms	169,821	142,006	137,357
Hotel food and beverage - banquets	453,612	360,181	329,655
Hotel food and beverage - outlets	207,158	159,662	154,290
Hotel other	203,114	153,690	143,947
Entertainment admissions/ticketing	81,434	69,291	63,586
Entertainment food and beverage	63,815	45,961	31,901
Entertainment retail and other	37,871	31,963	29,572
Total revenues	$1,604,566	$1,275,118	$1,184,719

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	2019	2018	2017
Gaylord Opryland	$385,610	$365,999	$337,764
Gaylord Palms	208,298	200,763	195,735
Gaylord Texan	292,548	260,418	230,085
Gaylord National	281,367	274,299	268,313
Gaylord Rockies	226,576	—	—
AC Hotel	11,725	10,761	11,805
Inn at Opryland and other	15,322	15,663	15,958
Total Hospitality segment revenues	$1,421,446	$1,127,903	$1,059,660

The majority of the Company’s Entertainment segment revenues are concentrated in Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At December 31, 2019 and December 31, 2018, the Company had $76.7 million and $69.3 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Of the amount outstanding at December 31, 2018, approximately $54.9 million was recognized in revenues during 2019.

Management Fees

The Company pays Marriott a base management fee of approximately 2% of revenues for the wholly-owned properties that Marriott manages and a base management fee of approximately 3% of revenues for Gaylord Rockies, as well as an incentive fee for each managed property that is based on profitability. The Company incurred $31.6 million, $23.3 million and $22.0 million in base management fees to Marriott during 2019, 2018 and 2017, respectively. The Company incurred $12.6 million, $11.8 million and $6.1 million in incentive fees to Marriott during 2019, 2018 and 2017, respectively. Management fees are presented in the consolidated statements of operations net of the amortization of the deferred management rights proceeds discussed further in Note 6, “Deferred Management Rights Proceeds.”

Advertising Costs

Advertising costs are expensed as incurred and were $53.2 million, $41.2 million, and $38.4 million for 2019, 2018 and 2017, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 8, “Stock Plans.” The Company accounts for its stock-based compensation plan under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”

Preopening Costs

The Company expenses the costs associated with start-up activities and organization costs associated with its development or reopening of hotels and significant attractions as incurred. The Company’s preopening costs during 2019 include costs associated with Ole Red Gatlinburg, which opened in March 2019, costs associated with the opening of Gaylord Rockies, which opened on a fully operational basis in January 2019, and costs associated with the ongoing expansion at Gaylord Palms, which is scheduled to be completed in summer 2021. The Company’s preopening costs during 2018 include costs associated with an expansion of the guest rooms and convention space at Gaylord Texan, which opened in May 2018, costs associated with Ole Red Nashville, which opened in May 2018, and costs associated with SoundWaves, an indoor/outdoor luxury waterpark at Gaylord Opryland, the indoor portion of which opened in December 2018.

Derivative Financial Instruments

The Company has entered into and may in the future enter into additional interest rate swap agreements to hedge against interest rate fluctuations. Neither the Company nor the Gaylord Rockies joint venture uses derivatives for trading or speculative purposes and currently does not hold any derivatives that are not designated as hedges.

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative resulting from recording each instrument at estimated fair value is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that an immaterial amount will be reclassified from accumulated other comprehensive loss to interest expense in the next twelve months.

Impairment of Long-Lived and Other Assets

In accounting for the Company’s long-lived and other assets (including its property and equipment, intangible assets and notes receivable associated with the development of Gaylord National and Gaylord Rockies), the Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.

Recoverability of property and equipment and definite-lived intangible assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available.

Recoverability of the notes receivable associated with Gaylord National is measured by comparing the carrying amount of the notes to the fair value of the notes. If the carrying value is greater than the fair value, the Company then assesses if the decline in fair value is other-than-temporary, because of the Company’s intent and ability to hold the notes receivable to maturity. If the decline in fair value, which is based on whether the Company expects to receive debt service payments in excess of the carrying value under the notes, is deemed to be other-than-temporary, then the notes receivable are impaired. Subsequent to the recognition of an other-than-temporary impairment, the Company accounts for the notes receivable as if it had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment previously recognized in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income. See Note 3, “Notes Receivable,” for further disclosure.

Income Per Share

Earnings per share is measured as basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the effect of conversion of dilutive instruments, calculated using the treasury stock method or if-converted method, as applicable. Net income per share amounts are calculated as follows for the years ended December 31 (income and share amounts in thousands):

	2019
	Income	Shares	Per Share
Net income available to common stockholders	$145,794	51,609	$2.82
Effect of dilutive stock-based compensation	—	169	—
Effect of dilutive put rights	—	197	—
Net income available to common stockholders — assuming dilution	$145,794	51,975	$2.81

	2018
	Income	Shares	Per Share
Net income available to common stockholders	$264,670	51,294	$5.16
Effect of dilutive stock-based compensation	—	213	—
Net income available to common stockholders — assuming dilution	$264,670	51,507	$5.14

	2017
	Income	Shares	Per Share
Net income available to common stockholders	$176,100	51,147	$3.44
Effect of dilutive stock-based compensation	—	224	—
Net income available to common stockholders — assuming dilution	$176,100	51,371	$3.43

As more fully discussed in Note 4, “Investment in Gaylord Rockies Joint Venture,” to the consolidated financial statements included herein, certain affiliates of Ares Management, L.P. (“Ares”) each have a put right to require the

Company to purchase their joint venture interests in the Gaylord Rockies joint venture in consideration of cash or operating partnership units (“OP Units”) of the Operating Partnership. Any OP Units issued by the Operating Partnership to the certain affiliates of Ares will be redeemable at the option of the holders thereof for shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments.

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

Newly Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASC 842), that requires lessees to put most leases on their balance sheet, but recognize expenses on their income statements in a manner similar to previous accounting. ASC 842 also eliminates the required use of bright-line tests for determining lease classification. The Company adopted ASC 842 as of January 1, 2019 using the modified retrospective approach. Existing leases were recorded at the adoption date and comparative periods were not restated and are presented based on previous existing guidance. The Company also adopted several practical expedients, which allowed the Company to avoid reassessing (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. In addition, the Company elected to adopt a practical expedient that allows the Company to avoid reassessing existing or expired land easements that were not previously accounted for as a lease, as well as a practical expedient that allows the Company to avoid separating nonlease components from lease components and instead to account for each separate lease component and related nonlease component as a single lease component. As permitted, the Company has elected to not apply the recognition requirements of ASC 842 to short-term leases. Adoption of this new standard resulted in the recording of right-of-use operating lease assets and operating lease liabilities of $100.9 million as of January 1, 2019. However, after considering the Company’s previous straight-line lease liability of $100.1 million, the Company recorded $0.8 million in net right-of-use assets related to its operating leases as of January 1, 2019. Right-of-use assets are recorded in prepaid expenses and other assets in the accompanying consolidated balance sheet at December 31, 2019. See Note 2, “Property and Equipment,” and Note 7, “Leases,” for additional disclosures regarding the Company’s leases.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” which will change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. An entity will apply these amendments with a modified-retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of period of adoption. For debt securities for which an other-than-temporary impairment has been previously recognized, a prospective transition approach for the prior other-than-temporary impairment is required. The Company will adopt this ASU in the first quarter of 2020 and anticipates making an adjustment to beginning retained earnings of approximately $3 million to $7 million. The Company does not anticipate any other significant impacts on its financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (“TCJA”). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the TCJA’s change in US federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the TCJA but do not directly relate to the change in the federal tax rate. The Company adopted this ASU in the first quarter of 2019, and the Company recorded a transition adjustment of $2.7 million, which is reflected as a reclassification from accumulated other comprehensive loss to accumulated deficit in the accompanying consolidated balance sheet at December 31, 2019.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General,” that requires sponsors of defined benefit pension and/or other postretirement plans to disclose the weighted-average interest crediting rate for cash balance plans and other plans with promised interest crediting rates and to disclose an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The guidance also eliminated certain disclosures. The Company adopted this ASU in the first quarter of 2019, and this adoption did not have a material impact on the Company’s financial statements.

2. Property and Equipment

Property and equipment at December 31 is recorded at cost, with the exception of right-of-use finance leases and the Gaylord Rockies joint venture as discussed below, and summarized as follows (amounts in thousands):

	2019	2018
Land and land improvements	$349,024	$347,654
Buildings	3,432,136	3,379,041
Furniture, fixtures and equipment	968,858	913,528
Right-of-use finance lease assets	1,613	—
Construction-in-progress	82,906	48,295
	4,834,537	4,688,518
Accumulated depreciation and amortization	(1,704,285)	(1,539,423)
Property and equipment, net	$3,130,252	$3,149,095

Property and equipment includes all property and equipment of the Gaylord Rockies joint venture as of December 31, 2018, reflected at fair value according to the Company’s purchase price allocation described in Note 4, “Investment in Gaylord Rockies Joint Venture.” Depreciation expense, including amortization of assets under finance lease obligations, during 2019, 2018 and 2017 was $172.2 million, $119.5 million, and $110.4 million, respectively.

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

3. Notes Receivable

In connection with the development of Gaylord National, Prince George’s County, Maryland (“the County”) issued a bond with a face value of $95 million (“Series A Bond”) and an additional bond with a face value of $50 million (“Series B Bond”), which were delivered to the Company upon substantial completion and opening of Gaylord National on April 2, 2008. The interest rate on the Series A Bond and Series B Bond is 8.0% and 10.0%, respectively. The maturity date of the Series A Bond and the Series B Bond is July 1, 2034 and September 1, 2037, respectively.

For these bonds, the Company follows the accounting guidance related to investments in debt securities. Upon receipt in 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on their effective interest rates of 8.04% and 11.42%, respectively, and recorded the notes receivable at their discounted values of $93.8 million and $38.3 million, respectively. The Company records the amortization of discount on these notes receivable as interest income over the terms of the notes. The Company is currently holding the Series A Bond and Series B Bond, which have aggregate carrying values and approximate fair values of $74.8 million and $35.3 million, respectively, at December 31, 2019. The Company bases its estimates of fair value on the projected future cash flows of the bonds. The Company is receiving the debt service on the notes receivable, which are payable from tax increments, hotel taxes and special hotel rental taxes generated from the development through the maturity date. Thus, the fair value estimate is sensitive to the significant assumptions, which include the expected average daily rates, occupancy rates, real estate capitalization rates and discount rates, and which are affected by expectations about future market and economic conditions, particularly those in the Washington D.C. market. The Company considers such assumptions to be Level 3 fair value estimates. Further, such assumptions are judgmental as the bonds and related projected cash flows continue for an extending period of time through maturity.

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

As a result of these reduced long-range tax revenue projections over the remaining life of the Series B Bond, the Company no longer believed it would receive all debt service payments due under the note, and the Company considered the Series B Bond to be other-than-temporarily impaired (“OTTI”) in 2017. The Company compared the expected cash flows to be collected at the original discount rate of 11.42% to the carrying value and determined that the present value of the future cash flows was less than the carrying value. The Company then compared the expected cash flows to be collected at a then-current discount rate of 14.0% to the carrying value of the Series B Bond. The resulting discounted cash flows resulted in an OTTI of $42.0 million, which was recorded as a reduction in the carrying value of notes receivable in the consolidated balance sheet at December 31, 2017. The amount of the OTTI related to the credit loss, or the decrease in expected cash flows, of $35.4 million was recorded as an impairment in the accompanying consolidated statement of operations for 2017. The amount of the OTTI related to changing market conditions, or the increase in the discount rate, of $6.5 million was recorded as an increase to other comprehensive loss in the accompanying consolidated statement of comprehensive income and consolidated statement of stockholders’ equity for 2017 and is amortized as an adjustment to the carrying value of the Series B Bond in the accompanying consolidated balance sheets. The discount rate was determined based on current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the note.

During 2019, 2018 and 2017, the Company recorded interest income of $10.2 million, $10.1 million and $11.6 million, respectively, on these bonds. The Company received payments of $11.3 million, $10.9 million and $11.1 million during 2019, 2018 and 2017, respectively, relating to these notes receivable, which includes principal and interest payments.

In connection with the development of certain infrastructure adjacent to Gaylord Rockies, in December 2015, Colorado International Center Metropolitan District No. 4 (“CIC4”) issued a bond with a face value of $20.4 million (“GR Series A Bond”) and an additional bond with a face value of $1.5 million (“GR Series B Bond”), of which $9.0 million of the GR Series A Bond and all of the GR Series B Bond were purchased by the Gaylord Rockies joint venture at issuance at face value. The interest rate on both bonds was 2.5% through November 30, 2020; 6.0% from December 1, 2020 through November 30, 2024; and 8.0% from December 1, 2024 through the respective maturity date. The original maturity date of the GR Series A Bond and the GR Series B Bond was December 1, 2030 and December 1, 2040, respectively. In April 2019, these bonds were redeemed by CIC4, and the joint venture received the outstanding principal and interest, which resulted in no impact to the Company’s consolidated statement of operations for 2019.

4. Investment in Gaylord Rockies Joint Venture

In March 2016, certain subsidiaries of the Company entered into a series of agreements with affiliates of RIDA Development Corporation (“RIDA”) and Ares with respect to an equity investment in the Gaylord Rockies joint venture, which developed Gaylord Rockies. The hotel is managed by Marriott pursuant to a long-term management contract and consists of a 1,501-room resort hotel with over 485,000 square feet of exhibition, meeting, pre-function and outdoor space. The hotel opened in December 2018 at a total project cost of approximately $800 million.

In 2016, the Company acquired a 35% interest in a limited liability company which owns the real property comprising the hotel, which the Company purchased for a capital contribution of approximately $86.5 million. The Company also acquired a 35% interest in a limited liability company which leases the hotel from the property owner and assumed the Marriott management agreement prior to the opening of the hotel. The equity method income (losses) in this investment were $124.4 million and $(1.9) million for 2018 and 2017, respectively.

A subsidiary of the Company provided designated asset management services on behalf of the hotel during the pre-construction period in exchange for a flat fee and after opening of the hotel in exchange for a fee based on the hotel’s gross revenues on an annual basis.

On December 31, 2018, the Company purchased additional interests in the Gaylord Rockies joint venture, pursuant to a Purchase Agreement by and among the Company and affiliates of RIDA and Ares, and then owned a 61.2% interest in each of the limited liability companies discussed above. The purchase price paid by the Company was approximately $235.2 million, funded with cash on hand and borrowings under the Company’s revolving credit facility. The terms of the Company’s increased investment in the Gaylord Rockies joint venture and certain related agreements provide that a subsidiary of the Company is the managing member and is responsible for day-to-day management of the joint venture and for future financings meeting certain parameters. Designated decisions, such as refinancings that do not meet established parameters, future expansions of the hotel, transactions with affiliates, selling the hotel, and admitting additional members of the joint venture, are to be approved by majority vote of a committee consisting of two members designated by the Company and two members designated by the minority partner. Based on management’s analysis of these updated agreements, management concluded that the Company’s responsibility for the day-to-day management of the joint venture and for future financings meeting certain parameters results in the Company holding the power to direct the activities that most significantly impact the economic performance of the joint venture. In addition, the shared decisions represent protective rights of both parties. Thus, the Company is the primary beneficiary of this variable interest entity at December 31, 2018. As such, the Company consolidated the assets and liabilities of the joint venture effective December 31, 2018 and began consolidating the ongoing operations of the joint venture effective January 1, 2019.

The Company performed a valuation of the overall fair value of the Gaylord Rockies joint venture and the acquired assets and liabilities as of December 31, 2018. This valuation was determined based on a variety of factors and inputs, including future projected cash flows, market data for similar assets, future projected occupancy and ADR, replacement values of land and property, and advanced bookings already received for the hotel, all of which the Company considers as Level 3 fair value measurements. This valuation resulted in an estimation that the fair value of the Company’s existing joint venture interest immediately prior to the purchase of additional interest was $218.4 million, which exceeded the carrying value of the Company’s existing interest in the joint venture. The resulting gain of $131.4 million related to the re-measurement of the pre-existing equity method investment prior to consolidation was recorded as income from unconsolidated joint ventures in the accompanying consolidated statement of operations for 2018.

Utilizing the valuation, the Company performed a purchase price allocation for the acquired assets and liabilities of the Gaylord Rockies joint venture. As a result, the following assets, liabilities and obligations were recorded in the Company’s accompanying consolidated balance sheet at December 31, 2018 (amounts in thousands):

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

Pursuant to the amended and restated joint venture agreements, certain affiliates of Ares have a put right to require the Company to purchase their joint venture interests at an appraised value during an annual window period, or under certain other circumstances, in consideration of cash or OP Units of the Operating Partnership. Such put right may be exercised for a number of OP Units, which have economic terms that are substantially similar to shares of the Company’s common stock. Any OP Units issued by the Operating Partnership will be redeemable at the option of the holders thereof for shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments.

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

5. Debt

The Company’s debt and finance lease obligations at December 31 consisted of (amounts in thousands):

	2019	2018
$700M Revolving Credit Facility, less unamortized DFCs of $0 and $6,542	$—	$518,458
$300M Term Loan A, less unamortized DFCs of $2,478 and $1,220	297,522	198,780
$500M Term Loan B, less unamortized DFCs of $4,501 and $5,307	381,749	485,943
$350M Senior Notes, less unamortized DFCs of $0 and $2,385	—	347,615
$400M Senior Notes, less unamortized DFCs of $3,222 and $4,097	396,778	395,903
$700M Senior Notes, less unamortized DFCs of $11,808 and $0, plus unamortized premium of $2,434 and $0	690,626	—
$800M Term Loan (Gaylord Rockies JV), less unamortized DFCs of $8,015 and $0	791,985	—
$500M Construction Loan (Gaylord Rockies JV), less unamortized DFCs of $0 and $1,807	—	457,090
$39M Mezzanine Loan (Gaylord Rockies JV), less unamortized DFCs of $0 and $227	—	37,488
Finance lease obligations	1,308	618
Total debt	$2,559,968	$2,441,895

At December 31, 2019, the Company was in compliance with all covenants related to its outstanding debt.

Annual maturities of long-term debt, excluding finance lease obligations, are as follows (amounts in thousands):

						Years
	2020	2021	2022	2023	2024	Thereafter	Total
$700M Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$—
$300M Term Loan A	—	—	—	—	—	300,000	300,000
$500M Term Loan B	5,000	5,000	5,000	5,000	366,250	—	386,250
$400M 5% Senior Notes	—	—	—	400,000	—	—	400,000
$700M 4.75% Senior Notes	—	—	—	—	—	700,000	700,000
$800M Term Loan (1)	—	—	—	800,000	—	—	800,000
Total	$5,000	$5,000	$5,000	$1,205,000	$366,250	$1,000,000	$2,586,250
(1)	The $800 million term loan is indebtedness of the Gaylord Rockies joint venture.

Credit Facility

On October 31, 2019, the Company entered into a Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, as guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, which amended and restated the Company’s existing credit facility. As amended, the Company’s credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a $300.0 million senior secured term loan A (the “Term Loan A”) which was increased from $200.0 million pursuant to the amended agreement, and a $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below. The Credit Agreement also increased the accordion feature of the previous credit agreement from $500 million to $600 million and includes a $50.0 million letter of credit sublimit.

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

As a result of refinancings of its previous credit facility, the Company wrote off $0.2 million, $2.0 million and $0.9 million of DFCs during 2019, 2018 and 2017, respectively.

$700 Million Revolving Credit Facility

Pursuant to the Credit Agreement, the Company extended the maturity of the Revolver to March 31, 2024. Borrowings under the Revolver bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus the applicable margin ranging from 1.40% to 1.95%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At December 31, 2019, the interest rate on the Revolver is LIBOR plus 1.55%. No additional amounts were borrowed under the Revolver at closing of the Credit Agreement.

$300 Million Term Loan A

Pursuant to the Credit Agreement, the Company increased its Term Loan A from $200 million to $300 million and extended the maturity to March 31, 2025. Borrowings under the Term Loan A bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus the applicable margin ranging from 1.35% to 1.90%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At December 31, 2019, the interest rate on the Term Loan A was LIBOR plus 1.50%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At original closing, the Company drew down on the Term Loan A in full. Net proceeds of the 2019 increase in the Term Loan A, after certain transaction expenses payable at closing, were approximately $94 million and, along with cash on hand, were used to repay $100 million of the outstanding indebtedness under the Term Loan B.

$500 Million Term Loan B

The Term Loan B has a maturity of May 11, 2024. The applicable interest rate margins for borrowings under the Term Loan B are, at the Company’s option, either (i) LIBOR plus 2.00% or (ii) a base rate as set in the Credit Agreement. At December 31, 2019, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. The Company has designated these swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year there is Excess Cash Flow (as defined in the Credit Agreement), payment of an additional principal payment is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, the Company drew down on the Term Loan B in full. The credit agreement did not change the maturity date or applicable margin on interest rates for the Term Loan B.

$350 Million 5% Senior Notes Due 2021

In 2013, the Operating Partnership and Finco completed the private placement of $350.0 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”), which were guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement.

In September 2019, the Company commenced a cash tender offer for any and all outstanding $350 Million 5% Senior Notes at a redemption price of $1,002.50 per $1,000 principal amount. Pursuant to the tender offer, $197.5 million aggregate principal amount of the $350 Million 5% Senior Notes were validly tendered. As a result of the Company’s purchase of tendered $350 Million 5% Senior Notes, the Company recognized a loss on extinguishment of debt of $0.5 million in 2019. The Company used a portion of the proceeds from the issuance of the $700 million 4.75% senior notes discussed below to fund the tender offer.

In accordance with the indenture governing the $350 Million 5% Senior Notes, subsequent to expiration of the tender offer, in September 2019 the Company gave irrevocable notice of the redemption of all remaining $350 Million 5% Senior Notes not tendered in the tender offer and irrevocably deposited with the trustee for the $350 Million 5% Senior Notes an amount sufficient to pay the redemption price of the $350 Million 5% Senior Notes called for redemption at that date, including interest. The Company used a portion of the proceeds from the issuance of the $700 million 4.75% senior notes discussed below to fund the redemption.

As a result of the refinancing of the $350 Million 5% Senior Notes, the Company wrote off $1.7 million of unamortized DFCs, which are recorded as interest expense in the accompanying consolidated statement of operations for 2019.

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

The $400 Million 5% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 102.50%, 101.25% and 100.00% beginning on April 15 of 2019, 2020 and 2021, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

In connection with the issuance of the $400 Million 5% Senior Notes, in September 2015, the Company completed a registered offer to exchange the $400 Million 5% Senior Notes for registered notes with substantially identical terms as the $400 Million 5% Senior Notes.

$700 Million 4.75% Senior Notes Due 2027

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

The net proceeds from the issuance of the $500 Million 4.75% Senior Notes totaled approximately $493 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used substantially all of these proceeds to repurchase a portion of the $350 Million 5% Senior Notes validly tendered and accepted for purchase pursuant to the cash tender offer discussed above, redeem the remaining portion of the $350 Million 5% Senior Notes discussed above, and to repay a portion of the amounts outstanding under the Revolver.

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

The $700 Million 4.75% Senior Notes are redeemable before October 15, 2022, in whole or in part, at 100.00% of the principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the redemption date plus a make-whole redemption premium. The $700 Million 4.75% Senior Notes will be redeemable, in whole or in part, at any time on or after October 15, 2022 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.563%, 102.375%, 101.188%, and 100.00% beginning on October 15 of 2022, 2023, 2024, and 2025, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

In connection with the issuance of the $700 Million 4.75% Senior Notes, the Company entered into a registration rights agreement that requires it to complete a registered offer to exchange the $700 Million 4.75% Senior Notes for registered notes with substantially identical terms as the $700 Million 4.75% Senior Notes on or before September 18, 2020.

$800 Million Term Loan (Gaylord Rockies Joint Venture)

On July 2, 2019, Aurora Convention Center Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (collectively, “Borrower”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced the Gaylord Rockies joint venture’s previous $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility and also includes the option for an additional $80.0 million of borrowing capacity should the Gaylord Rockies joint venture intend to pursue a future expansion of Gaylord Rockies, which it announced in February 2020 that it intends to pursue. The Gaylord Rockies Loan matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bears interest at LIBOR plus 2.50%. Simultaneous with closing, the Gaylord Rockies joint venture entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. The Company has designated this interest rate swap as an effective cash flow hedge.

The proceeds from the Gaylord Rockies Loan were used by the Gaylord Rockies joint venture to repay the previously outstanding $500 million construction loan and $39 million mezzanine loan, and, after payment of expenses, the Gaylord Rockies joint venture distributed the excess proceeds to the owners of the Gaylord Rockies joint venture pro rata in proportion to their interests therein. The noncontrolling interest owners received a distribution of approximately

$95 million, and the Company received a distribution of approximately $153 million, which was used to repay a portion of the outstanding indebtedness under the Revolver.

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

As a result of the refinancing, the Gaylord Rockies joint venture wrote off $1.1 million of unamortized DFCs, which are recorded as interest expense in the accompanying consolidated statement of operations for 2019.

$500 Million Construction Loan (Gaylord Rockies Joint Venture)

In December 2015, Borrower entered into a Building Loan Agreement (the “Construction Loan”) with Wells Fargo Bank, N.A., as administrative agent, for a senior loan with available borrowings of up to $500.0 million. The Construction Loan bore interest at an annual rate equal to LIBOR plus 3.25% and had an original maturity date of December 18, 2019. The Construction Loan was secured by substantially all of the assets of Hotel Owner and an assignment of the hotel’s management agreement. As discussed above, the Construction Loan was paid off in July 2019 with proceeds from the Gaylord Rockies Loan.

$39 Million Mezzanine Loan (Gaylord Rockies Joint Venture)

In December 2015, Aurora Convention Hotel Mezz, LLC (“Mezz”) and Aurora Convention Center Hotel Lessee Midco Member, LLC (collectively, “Mezz Borrower”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Mezzanine Loan Agreement (the “Mezzanine Loan”) with Marriott International Capital Corporation, for a mezzanine loan with available borrowings, as amended, of up to $39.0 million. The Mezzanine Loan bore interest at an annual rate of LIBOR plus 7.00% and had an original maturity date of December 18, 2019. The Mezzanine Loan was secured by Mezz Borrower’s interests in the joint venture. As discussed above, the Mezzanine Loan was paid off in July 2019 with proceeds from the Gaylord Rockies Loan.

Interest Rate Derivatives

In October 2019, the Company entered into interest rate swaps to manage interest rate risk associated with the Term Loan B and has designated these swaps as effective cash flow hedges whereby the Company receives variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount. In July 2019, the Gaylord Rockies joint venture entered into an interest rate swap to manage interest rate risk associated with the Gaylord Rockies Loan. The Gaylord Rockies joint venture has designated this swap as a cash flow hedge whereby the joint venture receives variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount.

The estimated fair value of the Company’s derivative financial instruments at December 31 is as follows (in thousands):

						Estimated Fair Value
		Strike			Notional	Asset (Liability) Balance
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2019	2018
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	$959	$—
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	959	—
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	956	—
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	$ 87,500	934	—
Gaylord Rockies Loan	Interest Rate Swap	1.6500%	1-month LIBOR	August 1, 2022	$ 800,000	(2,174)	—
						$1,634	$—

Derivative financial instruments in an asset position are included in prepaid expenses and other assets and those in a liability position are included in other liabilities in the accompanying consolidated balance sheets.

The effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and comprehensive income for the years ended December 31 is as follows (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in OCI		Reclassified from	Reclassified from Accumulated
	on Derivative		Accumulated OCI	OCI into Income (Expense)
	2019	2018	into Income (Expense)	2019	2018
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$3,539	$—	Interest expense	$1,905	$—
Total derivatives	$3,539	$—		$1,905	$—

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for 2019, 2018 and 2017 was $131.6 million, $75.0 million and $66.1 million, respectively.

At December 31, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.3 million. As of December 31, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $2.3 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

6. Deferred Management Rights Proceeds

On October 1, 2012, the Company consummated its agreement to sell the Gaylord Hotels brand and rights to manage the Gaylord Hotels properties (the “Management Rights”) to Marriott for $210.0 million in cash. Effective October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the Gaylord Hotels properties pursuant to a management agreement for each Gaylord Hotel property. The Company allocated $190.0 million of the purchase price to the Management Rights, based on the Company’s estimates of the fair values for the respective components. For financial reporting purposes, the amount related to the Management Rights was deferred and is amortized on a straight-line basis over the 65-year term of the hotel management agreements, including extensions, as a reduction in management fee expense in the accompanying consolidated statements of operations.

In addition, the Gaylord Rockies joint venture sold its management rights to Marriott for $4.9 million, which was also deferred and is amortized on a straight-line basis over the 70-year term of the hotel management agreement, including extensions, as a reduction in management fee expense in the accompanying consolidated statements of operations.

7. Leases

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which Gaylord Palms is located, building or land leases for Ole Red Gatlinburg, Ole Red Orlando and Ole Red Tishomingo, various warehouse, general office and other equipment leases. The Gaylord Palms land lease has a term through 2074, which may be extended through January 2101, at the Company’s discretion. The leases for Ole Red locations range from five to ten years, with renewal options ranging from five to fifty-five years, at the Company’s discretion. Extension options are not considered reasonably assured and thus are not included in the Company’s calculation of its right-of-use assets and liabilities.

The terms of the Gaylord Palms lease include variable lease payments based upon net revenues at Gaylord Palms and certain other of the Company’s leases include rental payments adjusted periodically for inflation. The Company recorded $2.5 million, $2.2 million and $2.2 million of contingent rental expense related to the Gaylord Palms in 2019, 2018 and

2017, respectively. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As the discount rate implicit in the Company’s operating leases is not readily determinable, the Company applied judgments related to the determination of the discount rates used to calculate the lease liability as required by ASC 842. The Company calculated its incremental borrowing rates by utilizing judgments and estimates regarding the Company’s secured borrowing rates, market credit rating, comparable bond yield curve, and adjustments to market yield curves to determine a securitized rate.

The Company’s lease cost for the year ended December 31, 2019 is as follows (in thousands):

2019
Operating lease cost	$13,877
Finance lease cost:
Amortization of right-of-use assets	157
Interest on lease liabilities	63
Net lease cost	$14,097

Lease expense for operating leases for 2018 and 2017 was $14.3 million and $12.5 million, respectively.

Future minimum lease payments under non-cancelable leases at December 31, 2019 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$6,252	$260
Year 2	6,151	260
Year 3	5,943	234
Year 4	5,969	199
Year 5	5,828	46
Years thereafter	574,244	607
Total future minimum lease payments	604,387	1,606
Less amount representing interest	(498,056)	(298)
Total present value of minimum payments	$106,331	$1,308

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	50.7	years
Finance leases	10.1	years
Weighted-average discount rate:
Operating leases	6.8%
Finance leases	4.0%

8. Stock Plans

The Company’s 2016 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to its directors, employees and consultants. At December 31, 2019, approximately 1.3 million shares of common stock remained available for issuance pursuant to future grants of awards under the Plan.

Restricted stock units granted to employees vest one to four years from the date of grant, and restricted stock units granted to non-employee directors vest one year from the date of grant, unless the recipient chooses to defer the vesting for a period of time. Depending on the type of award, the fair value of restricted stock units is determined either based on the market price of the Company’s stock at the date of grant or based on a Monte-Carlo valuation. Forfeitures are estimated based on historical experience. The Company generally records compensation expense equal to the fair value of each restricted stock unit granted over the vesting period. The weighted-average grant-date fair value of restricted stock units granted during 2019, 2018, and 2017 was $89.29, $71.74, and $66.54, respectively.

A summary of the status of the Company’s restricted stock units as of December 31, 2019 and changes during the year ended December 31, 2019, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested shares at January 1, 2019	363,122	$60.24
Granted	150,777	89.29
Vested	(149,468)	54.19
Canceled	(15,073)	68.84
Nonvested shares at December 31, 2019	349,358	73.47

The fair value of all restricted stock units that vested during 2019, 2018 and 2017 was $12.7 million, $11.7 million and $10.2 million, respectively.

At December 31, 2019, there was $14.1 million of total unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $7.8 million, $7.7 million, and $6.6 million for 2019, 2018, and 2017, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $1.8 million, $1.7 million, and $1.5 million for 2019, 2018, and 2017, respectively.

The actual tax benefit realized from exercise, vesting or cancellation of the stock-based employee compensation arrangements during 2019, 2018, and 2017 totaled $1.5 million, $1.0 million, and $1.0 million, respectively, and is reflected as an adjustment to deferred tax liabilities in the accompanying consolidated balance sheets.

9. Pension Plans

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

As a result of increased lump-sum distributions from the retirement plan during 2019, 2018 and 2017, net settlement losses of $1.9 million, $1.6 million and $1.7 million were recognized in 2019, 2018 and 2017, respectively. These settlement losses have been classified as other gains and (losses), net in the accompanying consolidated statements of operations.

The following table sets forth the funded status of the retirement plan at December 31 (amounts in thousands):

	2019	2018
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$77,847	$85,695
Interest cost	2,713	2,829
Actuarial (gain) loss	8,436	(4,459)
Benefits paid	(6,478)	(6,218)
Benefit obligation at end of year	82,518	77,847
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	59,653	69,245
Actual return on plan assets	11,346	(4,937)
Employer contributions	1,479	1,563
Benefits paid	(6,478)	(6,218)
Fair value of plan assets at end of year	66,000	59,653
Funded status and accrued pension cost	$(16,518)	$(18,194)

Net periodic pension expense reflected in other gains and (losses), net in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2019	2018	2017
Interest cost	$2,713	$2,829	$3,019
Expected return on plan assets	(3,849)	(4,363)	(4,202)
Amortization of net actuarial loss	970	750	919
Net settlement loss	1,904	1,559	1,734
Total net periodic pension expense	$1,738	$775	$1,470

Assumptions

The assumptions used to determine the benefit obligation at December 31 are as follows:

	2019	2018	2017
Discount rate	2.85%	3.95%	3.30%
Rate of compensation increase	N/A	N/A	N/A

The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2019	2018	2017
Discount rate	3.51%	3.47%	3.59%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%

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

The allocation of the defined benefit pension plan’s assets at December 31 is as follows (amounts in thousands):

Asset Class	2019	2018
Cash	$43	$162
Mutual funds	65,957	59,491
Total	$66,000	$59,653

All of the assets held by the plan consist of money market and mutual funds traded in an active market. The Company determined the fair value of these assets based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.

Periodically, and based on market conditions, the entire account is rebalanced to maintain the desired allocation and the investment policy is reviewed. Within each asset class, plan assets are allocated to various investment styles. Professional managers manage all assets of the plan, and professional advisors assist the plan in the attainment of its objectives.

Expected Contributions and Benefit Payments

The Company expects to contribute approximately $1.7 million to its defined benefit pension plan in 2020. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2020	$6,930
2021	4,917
2022	5,795
2023	4,956
2024	4,932
2025 - 2029	30,300

Other Information

The Company also maintains non-qualified pension plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2019, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $13.4 million.

The Company’s accrued cost related to its qualified and non-qualified pension plans of $29.9 million and $31.9 million at December 31, 2019 and 2018, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The change in the deferred net loss related to the Company’s retirement plans during 2019, 2018 and 2017 resulted in an increase (decrease) in equity of $2.1 million, $(1.3) million and $4.5 million, respectively, net of taxes of $0.5 million, $(0.4) million, and $1.5 million, respectively. Each of these adjustments to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity and noncontrolling interest.

The net gain (loss) recognized in other comprehensive income for the years ended December 31, 2019 and 2018 was $2.1 million and $(1.3) million, respectively. Included in accumulated other comprehensive loss at December 31, 2019 and 2018 are unrecognized actuarial losses of $35.2 million and $37.2 million ($28.4 million and $25.9 million net of tax), respectively, that have not yet been recognized in net periodic pension expense. Net losses are amortized into net periodic pension expense based on the life expectancy of plan participants expected to receive benefits, using a corridor approach based on the greater of projected benefit obligation or fair value of plan assets.

10. Postretirement Benefits Other than Pensions

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

The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2019	2018
Benefit obligation at beginning of year	$2,774	$3,167
Interest cost	101	96
Actuarial (gain) loss	196	(96)
Benefits paid	(336)	(393)
Benefit obligation at end of year	$2,735	$2,774

Net postretirement benefit income reflected in other gains and (losses), net in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2019	2018	2017
Interest cost	$101	$96	$108
Amortization of net actuarial loss	238	257	245
Amortization of prior service credit	(1,314)	(1,314)	(1,314)
Total net postretirement benefit income	$(975)	$(961)	$(961)

The discount rate used to determine the benefit obligation at December 31, 2019, 2018 and 2017 was 2.70%, 3.83% and 3.15%, respectively. The discount rate used to determine the net postretirement benefit income for years ended December 31, 2019, 2018 and 2017 was 3.83%, 3.15% and 3.47%, respectively.

The Company expects to contribute $0.3 million to the plan in 2020. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2020	$302
2021	279
2022	258
2023	239
2024	223
2025 - 2029	893

The net loss, amortization of net loss and amortization of prior service credit recognized in other comprehensive income for 2019 was $0.2 million, $0.2 million, and $1.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2019 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $3.1 million ($2.2 million net of tax) and unrecognized prior service credits of $9.8 million ($7.0 million net of tax). The net gain, amortization of net loss and amortization of prior service credit recognized in other comprehensive income for 2018 was $0.1 million, $0.3 million, and $1.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2018 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $3.1 million ($1.7 million net of tax) and unrecognized prior service credits of $11.1 million ($6.1 million net of tax). The net loss, amortization of net loss and amortization of prior service credit recognized in other comprehensive income for 2017 was $0.3 million, $0.2 million and $1.3 million, respectively.

11. Equity

Equity Offering

In December 2019, the Company completed an underwritten public offering of approximately 3.5 million shares of its common stock, par value $0.01 per share, at a price to the public of $85.60 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses paid by the Company, were approximately $283 million. The Company intends to use a portion of the net proceeds to fund the approximately $134 million cash portion of the consideration for the acquisition of Block 21 discussed in Note 1, “Description of the Business and Summary of Significant Accounting Policies,” and the related fees and expenses of the acquisition. The Company intends to use the remaining net proceeds, or all of the net proceeds if the Block 21 acquisition is not consummated, for general corporate purposes, including future acquisitions or investments and the repayment of any indebtedness outstanding under the Revolver.

Dividends

During 2019, the Company’s board of directors declared quarterly dividends totaling $3.60 per share of common stock for the full year, or an aggregate of $188.3 million in cash.

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

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component consisted of the following (amounts in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2016	$(22,268)	$—	$—	$(22,268)
Gains (losses) arising during period	3,111	(6,543)	—	(3,432)
Amounts reclassified from accumulated other comprehensive loss	60	—	—	60
Income tax expense	(1,052)	—	—	(1,052)
Net other comprehensive income (loss)	2,119	(6,543)	—	(4,424)
Balance, December 31, 2017	$(20,149)	$(6,543)	$—	$(26,692)
Losses arising during period	(2,231)	—	—	(2,231)
Amounts reclassified from accumulated other comprehensive loss	(64)	333	—	269
Income tax benefit	630	—	—	630
Net other comprehensive income (loss)	(1,665)	333	—	(1,332)
Balance, December 31, 2018	$(21,814)	$(6,210)	$—	$(28,024)
Gains arising during period	693	—	3,539	4,232
Amounts reclassified from accumulated other comprehensive loss	97	333	(1,905)	(1,475)
Income tax expense	(185)	—	—	(185)
Net other comprehensive income	605	333	1,634	2,572
Transition adjustment related to adoption of ASU 2018-02 (see Note 1)	(2,707)	—	—	(2,707)
Balance, December 31, 2019	$(23,916)	$(5,877)	$1,634	$(28,159)

12. Income Taxes

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

The income tax (provision) benefit for continuing operations consists of the following (amounts in thousands):

	2019	2018	2017
CURRENT:
Federal	$(120)	$(118)	$(1,107)
State	(3,941)	(1,437)	(2,375)
Total current provision	(4,061)	(1,555)	(3,482)
DEFERRED:
Federal	(13,715)	(7,271)	32,308
State	(699)	(2,919)	18,299
Effect of federal tax law change	—	—	2,030
Total deferred (provision) benefit	(14,414)	(10,190)	52,637
Total (provision) benefit for income taxes	$(18,475)	$(11,745)	$49,155

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

The Company evaluates its deferred tax assets each reporting period to determine if it is more likely than not that those assets will be realized or if a valuation allowance is needed. In the fourth quarter of 2017, due to projected future taxable income of its TRSs driven by fourth quarter 2017 modifications to internal hotel leases, the Company determined that the release of a significant portion of its federal and state valuation allowance was appropriate. This release of valuation allowance totaling $53.4 million was the primary factor for the income tax benefit for 2017 and is included as a component of the benefit for income taxes for 2017.

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

	2019	2018	2017
Ordinary income	$2.55	$2.67	$2.97
Capital gains	0.05	0.05	0.03
Return of capital	0.88	—	0.15
	$3.48	$2.72	$3.15

The differences between the income tax provision calculated at the statutory U.S. federal income tax rate of 21% for 2019 and 2018 and 35% for 2017 and the actual income tax (provision) benefit recorded for continuing operations are as follows (amounts in thousands):

	2019	2018	2017
Statutory federal income tax provision	$(30,822)	$(58,047)	$(44,431)
Adjustment for nontaxable income of the REIT	15,803	50,075	38,272
State taxes (net of federal tax benefit)	(4,596)	(4,268)	(1,317)
Permanent share-based compensation adjustment	1,257	821	1,446
Other permanent items	(377)	(46)	(251)
Change in federal valuation allowance	556	46	36,156
Change in state valuation allowance (net of federal tax benefit)	(44)	(88)	17,241
Effect of federal tax law change	—	—	2,030
Other	(252)	(238)	9
	$(18,475)	$(11,745)	$49,155

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2019	2018
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$15,931	$14,594
Defined benefit plan	4,194	4,620
Deferred management rights proceeds	43,420	44,189
Federal and State net operating loss carryforwards	45,794	59,382
Tax credits and other carryforwards	499	870
Other assets	4,605	4,427
Total deferred tax assets	114,443	128,082
Valuation allowance	(12,387)	(14,210)
Total deferred tax assets, net of valuation allowance	102,056	113,872
DEFERRED TAX LIABILITIES:
Property and equipment, net	61,970	57,931
Investment in joint ventures	12,639	14,135
Goodwill and other intangibles	717	478
Other liabilities	771	771
Total deferred tax liabilities	76,097	73,315
Net deferred tax assets	$25,959	$40,557

Federal net operating loss carryforwards at December 31, 2019 totaled $114.5 million, resulting in a deferred tax benefit of $24.0 million, which will begin to expire in 2033. The use of certain federal net operating losses, credits and other deferred tax assets are limited to the Company’s future taxable earnings. As a result, a valuation allowance has been provided for certain federal deferred tax assets. The valuation allowance related to federal deferred tax assets decreased $0.5 million, $0 million and $60.6 million in 2019, 2018 and 2017, respectively. State net operating loss carryforwards at December 31, 2019 totaled $393.3 million, resulting in a deferred tax benefit of $21.8 million, which will expire between 2020 and 2039. The use of certain state net operating losses, credits and other state deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The valuation allowance related to state deferred tax assets decreased $1.3 million, $0.4 million and $13.4 million in 2019, 2018 and 2017, respectively. The total 2017 decrease in federal and state valuation allowance of $74.0 million differs from the amounts shown in the rate reconciliation of $53.4 million due primarily to the effects of the rate change enacted as a result of the TCJA, which resulted in a reduction in deferred tax assets and liabilities offset by a reduction in the corresponding valuation allowance. Management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

The Company has concluded IRS examinations of the TRS through the 2015 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2015. However, the Company has state net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company is routinely subject to other various jurisdictional income tax audits; however, there were no outstanding state or local audits at December 31, 2019.

At December 31, 2019 and 2018, the Company had no accruals for unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2019 and 2018, the Company has accrued no interest or penalties related to uncertain tax positions.

13. Commitments and Contingencies

In April 2019, the Company acquired a 50% equity interest in Circle for an initial capital contribution of $2.0 million. The Company contributed an additional $2.0 million in December 2019. The joint venture agreement requires the Company to contribute up to an additional $11.0 million through December 31, 2021.

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

The Company’s interest rate swaps and the Gaylord Rockies joint venture’s interest rate swap consist of over-the-counter swap contracts, which are not traded on a public exchange. The Company or the Gaylord Rockies joint venture, as applicable, determines the fair value of these swap contracts based on a widely accepted valuation methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flow, using interest rates derived from observable market interest rate curves and volatilities, with appropriate adjustments for any significant impact of non-performance risk of the parties to the swap contracts. Therefore, these swap contracts have been classified as Level 2.

The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of instruments it holds.

The Company’s assets and liabilities that are required to be measured at fair value on a recurring basis at December 31, were as follows (in thousands):

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$29,174	$29,174	$—	$—
Variable to fixed interest rate swaps	3,808	—	3,808	—
Total assets measured at fair value	$32,982	$29,174	$3,808	$—

Variable to fixed interest rate swaps	$2,174	$—	$2,174	$—
Total liabilities measured at fair value	$2,174	$—	$2,174	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$24,687	$24,687	$—	$—
Total assets measured at fair value	$24,687	$24,687	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

The remainder of the assets and liabilities held by the Company at December 31, 2019 and 2018 are not required to be measured at fair value, and the carrying value of the majority of these assets and liabilities approximates fair value. The carrying value of certain of these liabilities do not approximate fair value, as describe below.

As discussed in Note 5, “Debt,” the Company has outstanding $400.0 million in aggregate principal amount of the $400 Million 5% Senior Notes. The carrying value of these notes at December 31, 2019 was $396.8 million, net of unamortized DFCs. The fair value of these notes, based upon quoted market prices (Level 1), was $409.0 million at December 31, 2019.

As discussed in Note 5, “Debt,” the Company has outstanding $700.0 million in aggregate principal amount of the $700 Million 4.75% Senior Notes. The carrying value of these notes at December 31, 2019 was $690.6 million, net of unamortized DFCs. The fair value of these notes, based upon quoted market prices (Level 1), was $724.1 million at December 31, 2019.

See Note 4, “Investment in Gaylord Rockies Joint Venture,” for additional disclosures related to the fair value measurements used in accounting for the purchase of an additional interest in the Gaylord Rockies joint venture.

15. Financial Reporting By Business Segments

The Company’s continuing operations are organized into the following principal business segments:

●	Hospitality, which includes the Gaylord Hotels properties, the Inn at Opryland, the AC Hotel, and the Company’s investment in the Gaylord Rockies joint venture;
●	Entertainment, which includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, the Company’s other Nashville-based attractions, and the Company’s investment in the Circle joint venture; and
●	Corporate and Other, which includes the Company’s corporate expenses.

The following information (amounts in thousands) is derived directly from the segments’ internal financial reports used for corporate management purposes.

	2019	2018	2017
Revenues:
Hospitality	$1,421,446	$1,127,903	$1,059,660
Entertainment	183,120	147,215	125,059
Corporate and Other	—	—	—
Total	$1,604,566	$1,275,118	$1,184,719

Depreciation and amortization:
Hospitality	$201,068	$108,779	$102,759
Entertainment	11,150	10,280	7,074
Corporate and Other	1,629	1,817	2,126
Total	$213,847	$120,876	$111,959

Operating income:
Hospitality	$263,203	$247,885	$223,302
Entertainment	45,361	27,686	33,472
Corporate and Other	(37,911)	(32,650)	(33,513)
Preopening costs (1)	(3,122)	(4,869)	(1,926)
Impairment charges (2)	—	(23,783)	(35,418)
Total operating income	267,531	214,269	185,917
Interest expense	(131,620)	(74,961)	(66,051)
Interest income	11,769	10,469	11,818
Loss from extinguishment of debt	(494)	—	—
Income (loss) from unconsolidated joint ventures (3)	(1,110)	125,005	(4,402)
Other gains and (losses), net	693	1,633	(337)
Income before income taxes	$146,769	$276,415	$126,945
(1)	Preopening costs for 2019 include $1.3 million and $1.9 million for the Hospitality and Entertainment segments, respectively. Preopening costs for 2018 include $2.9 million and $1.9 million for the Hospitality and Entertainment segments, respectively. Preopening costs for 2017 include $0.3 million and $1.6 million for the Hospitality and Entertainment segments, respectively.
(2)	Impairment charges for 2018 relate to the Entertainment segment. Impairment charges for 2017 relate to the Hospitality segment.
(3)	Loss from unconsolidated joint ventures for 2019 relates to the Entertainment segment. Income from unconsolidated joint ventures for 2018 includes $124.4 million (which includes the gain discussed in Note 4) and $0.6 million for the Hospitality and Entertainment segments, respectively. Loss from unconsolidated joint ventures for 2017 includes $1.9 million and $2.5 million for the Hospitality and Entertainment segments, respectively.

	December 31,	December 31,
	2019	2018
Identifiable assets:
Hospitality	$3,494,084	$3,547,638
Entertainment	181,036	155,412
Corporate and Other	413,348	150,833
Total identifiable assets	$4,088,468	$3,853,883

The following table represents the capital expenditures by segment for the years ended December 31 (amounts in thousands):

	2019	2018	2017
Hospitality	$120,899	$142,738	$163,227
Entertainment	25,000	44,863	18,814
Corporate and other	6,642	616	524
Total capital expenditures	$152,541	$188,217	$182,565

16. Quarterly Financial Information (Unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended December 31, 2019 and 2018 (amounts in thousands, except per share data).

The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$370,775	$407,719	$379,787	$446,285
Depreciation and amortization	53,009	53,553	53,998	53,287
Operating income	53,964	85,316	56,503	71,748
Income before income taxes	24,644	54,516	24,427	43,182
Provision for income taxes	(1,974)	(8,232)	(3,537)	(4,732)
Net income	22,670	46,284	20,890	38,450
Net income available to common shareholders	29,408	49,383	22,349	44,654
Basic income per share available to common stockholders	0.57	0.96	0.43	0.86
Diluted income per share available to common stockholders	0.57	0.95	0.43	0.85

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$288,370	$333,934	$292,249	$360,565
Depreciation and amortization	28,666	29,995	30,994	31,221
Operating income	45,944	76,699	40,100	51,526
Income before income taxes	29,548	61,222	24,454	161,191
Provision for income taxes	(2,209)	(5,676)	(1,863)	(1,997)
Net income	27,339	55,546	22,591	159,194
Net income available to common shareholders	27,339	55,546	22,591	159,194
Basic income per share available to common stockholders	0.53	1.08	0.44	3.10
Diluted income per share available to common stockholders	0.53	1.08	0.44	3.09

During the fourth quarter of 2018, the Company recognized a $131.4 million gain associated with the revaluation of its investment interest in the Gaylord Rockies joint venture, as described in Note 4. This gain is included in income from unconsolidated joint ventures in the accompanying consolidated statement of operations.

During the fourth quarter of 2018, the Company incurred an impairment charge of $18.0 million associated with the closure of Opry City Stage, as described in Note 1. This impairment charge is included in impairment charges in the accompanying consolidated statement of operations.

17. Information Concerning Guarantor and Non-Guarantor Subsidiaries

The $400 Million 5% Senior Notes and the $700 Million 4.75% Senior Notes were each issued by the Operating Partnership and Finco and are guaranteed on a senior unsecured basis by the Company, each of the Company’s four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which guarantees the Credit Agreement (such subsidiary guarantors, together with the Company, the “Guarantors”). The subsidiary Guarantors are 100% owned, and the guarantees are full and unconditional and joint and several. Not all of the Company’s subsidiaries have guaranteed the $400 Million 5% Senior Notes and the $700 Million 4.75% Senior Notes.

The following condensed consolidating financial information includes certain allocations of expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2019

(in thousands)	Parent			Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,632,744	$1,497,508	$—	$3,130,252
Cash and cash equivalents - unrestricted	29	200,534	3	161,864	—	362,430
Cash and cash equivalents - restricted	—	—	—	57,966	—	57,966
Notes receivable	—	—	—	110,135	—	110,135
Trade receivables, less allowance	—	—	—	70,768	—	70,768
Deferred income tax assets, net	—	—	(413)	26,372	—	25,959
Prepaid expenses and other assets	—	12,390	3	118,301	(6,849)	123,845
Intangible assets	—	—	—	207,113	—	207,113
Intercompany receivables, net	—	—	2,113,481	—	(2,113,481)	—
Investments	1,050,955	2,949,445	708,588	2,077,984	(6,786,972)	—
Total assets	$1,050,984	$3,162,369	$4,454,406	$4,328,011	$(8,907,302)	$4,088,468

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$—	$1,766,675	$—	$793,293	$—	$2,559,968
Accounts payable and accrued liabilities	50	13,738	6,996	244,734	(603)	264,915
Dividends payable	50,711	—	—	—	—	50,711
Deferred management rights proceeds	—	—	—	175,332	—	175,332
Operating lease liabilities	—	—	104,742	7,835	(6,246)	106,331
Other liabilities	—	—	—	64,971	—	64,971
Intercompany payables, net	355,494	1,514,770	—	243,217	(2,113,481)	—
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	—	—	—	221,511	—	221,511
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	549	1	1	2,387	(2,389)	549
Additional paid-in-capital	1,185,168	315,680	2,894,830	2,843,450	(6,053,960)	1,185,168
Treasury stock	(17,315)	—	—	—	—	(17,315)
Accumulated deficit	(495,514)	(452,303)	1,447,837	(236,752)	(758,782)	(495,514)
Accumulated other comprehensive loss	(28,159)	3,808	—	(31,967)	28,159	(28,159)
Total stockholders' equity	644,729	(132,814)	4,342,668	2,577,118	(6,786,972)	644,729
Total liabilities and equity	$1,050,984	$3,162,369	$4,454,406	$4,328,011	$(8,907,302)	$4,088,468

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2018

(in thousands)	Parent			Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,646,946	$1,502,149	$—	$3,149,095
Cash and cash equivalents - unrestricted	81	657	54	102,645	—	103,437
Cash and cash equivalents - restricted	—	—	—	45,652	—	45,652
Notes receivable	—	—	—	122,209	—	122,209
Trade receivables, less allowance	—	—	—	67,923	—	67,923
Deferred income tax assets, net	—	—	(444)	41,001	—	40,557
Prepaid expenses and other assets	—	34	—	79,460	(1,254)	78,240
Intangible assets	—	—	—	246,770	—	246,770
Intercompany receivables, net	—	—	1,895,086	—	(1,895,086)	—
Investments	1,101,740	2,950,457	710,516	1,898,756	(6,661,469)	—
Total assets	$1,101,821	$2,951,148	$4,252,158	$4,106,565	$(8,557,809)	$3,853,883

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$—	$1,946,699	$—	$495,196	$—	$2,441,895
Accounts payable and accrued liabilities	50	13,752	7,253	255,089	(1,254)	274,890
Dividends payable	45,019	—	—	—	—	45,019
Deferred management rights proceeds	—	—	—	174,026	—	174,026
Other liabilities	—	—	100,068	60,975	—	161,043
Intercompany payables, net	587,175	846,478	—	461,433	(1,895,086)	—
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	—	—	—	287,433	—	287,433
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	513	1	1	2,387	(2,389)	513
Additional paid-in-capital	900,795	499,122	2,895,842	2,668,134	(6,063,098)	900,795
Treasury stock	(15,183)	—	—	—	—	(15,183)
Accumulated deficit	(388,524)	(354,904)	1,248,994	(270,084)	(624,006)	(388,524)
Accumulated other comprehensive loss	(28,024)	—	—	(28,024)	28,024	(28,024)
Total stockholders' equity	469,577	144,219	4,144,837	2,372,413	(6,661,469)	469,577
Total liabilities and equity	$1,101,821	$2,951,148	$4,252,158	$4,106,565	$(8,557,809)	$3,853,883

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2019

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$557,562	$—	$557,562
Food and beverage	—	—	—	660,770	—	660,770
Other hotel revenue	—	—	323,769	260,052	(380,707)	203,114
Entertainment	—	—	—	186,223	(3,103)	183,120
Total revenues	—	—	323,769	1,664,607	(383,810)	1,604,566
Operating expenses:
Rooms	—	—	—	144,834	—	144,834
Food and beverage	—	—	—	362,850	—	362,850
Other hotel expenses	—	—	47,426	730,722	(368,265)	409,883
Management fees, net	—	—	—	39,608	—	39,608
Total hotel operating expenses	—	—	47,426	1,278,014	(368,265)	957,175
Entertainment	—	—	—	126,545	64	126,609
Corporate	251	1,736	2	34,293	—	36,282
Preopening costs	—	—	—	3,122	—	3,122
Corporate overhead allocation	3,659	—	11,950	—	(15,609)	—
Depreciation and amortization	—	—	65,445	148,402	—	213,847
Total operating expenses	3,910	1,736	124,823	1,590,376	(383,810)	1,337,035
Operating income (loss)	(3,910)	(1,736)	198,946	74,231	—	267,531
Interest expense	—	(95,501)	—	(36,824)	705	(131,620)
Interest income	—	332	—	12,142	(705)	11,769
Loss on extinguishment of debt	—	(494)	—	—	—	(494)
Loss from unconsolidated joint ventures	—	—	—	(1,110)	—	(1,110)
Other gains and (losses), net	—	—	—	693	—	693
Income (loss) before income taxes	(3,910)	(97,399)	198,946	49,132	—	146,769
Provision for income taxes	—	—	(103)	(18,372)	—	(18,475)
Equity in subsidiaries’ earnings, net	132,204	—	—	—	(132,204)	—
Net income (loss)	$128,294	$(97,399)	$198,843	$30,760	$(132,204)	$128,294
Comprehensive income (loss), net of taxes	$130,866	$(93,591)	$198,843	$29,524	$(134,776)	$130,866
Net income (loss) available to common shareholders	$145,794	$(97,399)	$198,843	$30,760	$(132,204)	$145,794
Comprehensive income (loss), net of taxes, available to common shareholders	$149,194	$(93,591)	$198,843	$30,352	$(135,604)	$149,194

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$454,393	$(23)	$454,370
Food and beverage	—	—	—	519,890	(47)	519,843
Other hotel revenue	—	—	305,802	168,071	(320,183)	153,690
Entertainment	—	—	—	147,993	(778)	147,215
Total revenues	—	—	305,802	1,290,347	(321,031)	1,275,118
Operating expenses:
Rooms	—	—	—	118,060	—	118,060
Food and beverage	—	—	—	282,906	—	282,906
Other hotel expenses	—	—	45,576	600,207	(306,254)	339,529
Management fees, net	—	—	—	30,744	—	30,744
Total hotel operating expenses	—	—	45,576	1,031,917	(306,254)	771,239
Entertainment	—	—	—	109,120	129	109,249
Corporate	481	1,542	2	28,909	(101)	30,833
Preopening costs	—	—	—	4,869	—	4,869
Impairment charges	—	—	—	23,783	—	23,783
Corporate overhead allocation	3,400	—	11,405	—	(14,805)	—
Depreciation and amortization	—	—	61,380	59,496	—	120,876
Total operating expenses	3,881	1,542	118,363	1,258,094	(321,031)	1,060,849
Operating income (loss)	(3,881)	(1,542)	187,439	32,253	—	214,269
Interest expense	—	(74,936)	—	(25)	—	(74,961)
Interest income	—	—	—	10,469	—	10,469
Income from unconsolidated joint ventures	—	—	—	125,005	—	125,005
Other gains and (losses), net	—	—	—	1,633	—	1,633
Income (loss) before income taxes	(3,881)	(76,478)	187,439	169,335	—	276,415
Provision for income taxes	—	—	(280)	(11,465)	—	(11,745)
Equity in subsidiaries’ earnings, net	268,551	—	—	—	(268,551)	—
Net income (loss)	$264,670	$(76,478)	$187,159	$157,870	$(268,551)	$264,670
Comprehensive income (loss)	$263,338	$(76,478)	$187,159	$156,538	$(267,219)	$263,338

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2017

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$431,768	$—	$431,768
Food and beverage	—	—	—	483,945	—	483,945
Other hotel revenue	—	—	316,402	159,162	(331,617)	143,947
Entertainment	—	—	—	125,844	(785)	125,059
Total revenues	—	—	316,402	1,200,719	(332,402)	1,184,719
Operating expenses:
Rooms	—	—	—	112,636	—	112,636
Food and beverage	—	—	—	269,824	—	269,824
Other hotel expenses	—	—	44,386	599,760	(316,863)	327,283
Management fees, net	—	—	—	23,856	—	23,856
Total hotel operating expenses	—	—	44,386	1,006,076	(316,863)	733,599
Entertainment	—	—	—	84,404	109	84,513
Corporate	253	1,596	2	29,536	—	31,387
Preopening costs	—	—	—	1,926	—	1,926
Impairment charges	—	—	—	35,418	—	35,418
Corporate overhead allocation	8,615	—	7,033	—	(15,648)	—
Depreciation and amortization	—	—	59,534	52,425	—	111,959
Total operating expenses	8,868	1,596	110,955	1,209,785	(332,402)	998,802
Operating income (loss)	(8,868)	(1,596)	205,447	(9,066)	—	185,917
Interest expense	—	(66,025)	—	(26)	—	(66,051)
Interest income	—	—	—	11,818	—	11,818
Loss from unconsolidated joint ventures	—	—	—	(4,402)	—	(4,402)
Other gains and (losses), net	—	—	—	(337)	—	(337)
Income (loss) before income taxes	(8,868)	(67,621)	205,447	(2,013)	—	126,945
(Provision) benefit for income taxes	—	—	(37)	49,192	—	49,155
Equity in subsidiaries’ earnings, net	184,968	—	—	—	(184,968)	—
Net income (loss)	$176,100	$(67,621)	$205,410	$47,179	$(184,968)	$176,100
Comprehensive income (loss)	$171,676	$(67,621)	$205,410	$42,755	$(180,544)	$171,676

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2019

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(95,662)	$395,877	$48,232	$6,239	$—	$354,686

Purchases of property and equipment	—	—	(48,283)	(104,258)	—	(152,541)
Collection of notes receivable	—	—	—	13,211	—	13,211
Purchase of additional interest in Gaylord Rockies joint venture	—	—	—	(5,481)	—	(5,481)
Earnest money deposit for potential Block 21 acquisition	—	—	—	(15,000)	—	(15,000)
Investment in other joint ventures	—	—	—	(4,241)	—	(4,241)
Other investing activities	—	—	—	1,015	—	1,015
Net cash used in investing activities	—	—	(48,283)	(114,754)	—	(163,037)

Net repayments under revolving credit facility	—	(525,000)	—	—	—	(525,000)
Borrowings under term loan A	—	100,000	—	—	—	100,000
Repayments under term loan B	—	(105,000)	—	—	—	(105,000)
Issuance of senior notes	—	702,500	—	—	—	702,500
Redemption of senior notes	—	(350,000)	—	—	—	(350,000)
Borrowing under Gaylord Rockies term loan	—	—	—	800,000	—	800,000
Repayment of Gaylord Rockies construction and mezzanine loans	—	—	—	(496,612)	—	(496,612)
Deferred financing costs paid	—	(18,500)	—	(9,166)	—	(27,666)
Issuance of common stock	282,908	—	—	—	—	282,908
Payment of dividends	(183,346)	—	—	—	—	(183,346)
Distributions from consolidated joint venture to noncontrolling interest partners	—	—	—	(113,894)	—	(113,894)
Payment of tax withholdings for share-based compensation	(3,989)	—	—	—	—	(3,989)
Other financing activities	37	—	—	(280)	—	(243)
Net cash provided by (used in) financing activities	95,610	(196,000)	—	180,048	—	79,658

Net change in cash, cash equivalents, and restricted cash	(52)	199,877	(51)	71,533	—	271,307
Cash, cash equivalents, and restricted cash, beginning of period	81	657	54	148,297	—	149,089
Cash, cash equivalents, and restricted cash, end of period	$29	$200,534	$3	$219,830	$—	$420,396

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2018

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$176,611	$(348,460)	$74,430	$419,338	$—	$321,919

Purchases of property and equipment	—	—	(74,412)	(113,805)	—	(188,217)
Collection of notes receivable	—	—	—	2,560	—	2,560
Purchase of additional interest in Gaylord Rockies joint venture	—	—	—	(223,564)	—	(223,564)
Purchase of remaining interest in Opry City Stage	—	—	—	(3,963)	—	(3,963)
Investment in other joint ventures	—	—	—	(2,199)	—	(2,199)
Other investing activities	—	—	—	(7,927)	—	(7,927)
Net cash used in investing activities	—	—	(74,412)	(348,898)	—	(423,310)

Net borrowings under revolving credit facility	—	354,000	—	—	—	354,000
Repayments under term loan B	—	(5,000)	—	—	—	(5,000)
Deferred financing costs paid	—	(642)	—	—	—	(642)
Payment of dividends	(172,415)	—	—	—	—	(172,415)
Payment of tax withholdings for share-based compensation	(4,164)	—	—	—	—	(4,164)
Other financing activities	11	—	—	(20)	—	(9)
Net cash provided by (used in) financing activities	(176,568)	348,358	—	(20)	—	171,770

Net change in cash, cash equivalents, and restricted cash	43	(102)	18	70,420	—	70,379
Cash, cash equivalents, and restricted cash, beginning of period	38	759	36	77,877	—	78,710
Cash, cash equivalents, and restricted cash, end of period	$81	$657	$54	$148,297	$—	$149,089

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017

(in thousands)	Parent			Non-
	Guarantor	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$165,461	$(83,057)	$96,529	$116,897	$—	$295,830

Purchases of property and equipment	—	—	(96,516)	(86,049)	—	(182,565)
Collection of notes receivable	—	—	—	2,370	—	2,370
Investment in Gaylord Rockies joint venture	—	—	—	(16,309)	—	(16,309)
Investment in other joint ventures	—	—	—	(9,313)	—	(9,313)
Other investing activities	—	—	—	(9,604)	—	(9,604)
Net cash used in investing activities	—	—	(96,516)	(118,905)	—	(215,421)

Net borrowings under revolving credit facility	—	(211,400)	—	—	—	(211,400)
Borrowings under term loan A	—	200,000	—	—	—	200,000
Borrowings under term loan B	—	500,000	—	—	—	500,000
Repayments under term loan B	—	(393,750)	—	—	—	(393,750)
Deferred financing costs paid	—	(12,268)	—	—	—	(12,268)
Payment of dividends	(161,706)	—	—	—	—	(161,706)
Payment of tax withholdings for share-based compensation	(3,810)	—	—	—	—	(3,810)
Other financing activities, net	65	—	—	(20)	—	45
Net cash provided by (used in) financing activities	(165,451)	82,582	—	(20)	—	(82,889)

Net change in cash and cash equivalents	10	(475)	13	(2,028)	—	(2,480)
Cash and cash equivalents at beginning of period	28	1,234	23	79,905	—	81,190
Cash and cash equivalents at end of period	$38	$759	$36	$77,877	$—	$78,710

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(Amounts in thousands)

				Costs
		Initital Cost to Company		Capitalized	Gross Amount at End of Year				Date Acq/	Depr Life
	Encmbr	Land	Bldgs & Impr	Subs to Acq	Land	Bldgs & Impr	Total (3)	Acc Depr	Constr	(yrs)
Gaylord Opryland	(1)	$9,817	$77,125	$683,817	$69,279	$701,480	$770,759	$373,052	1983	20-40
Gaylord Palms	(1)	21,564	314,661	66,612	35,329	367,508	402,837	175,126	2002	20-40
Gaylord Texan	(1)	21,235	388,030	181,165	48,388	542,042	590,430	186,944	2004	20-40
Gaylord National	(1)	43,212	840,261	39,265	47,524	875,214	922,738	253,011	2008	20-40
Gaylord Rockies (4)	(2)	53,338	760,664	245	53,343	760,904	814,247	23,004	2018	20-40
Inn at Opryland	—	2,675	7,248	18,860	3,009	25,774	28,783	10,007	1998	20-40
AC Hotel	—	9,079	17,340	3,776	9,099	21,096	30,195	2,674	2014	20-40
Miscellaneous	—	21,290	16,250	17,496	35,927	19,109	55,036	20,871	N/A	20-40
	—	$182,210	$2,421,579	$1,011,236	$301,898	$3,313,127	$3,615,025	$1,044,689

	2019	2018	2017
Investment in real estate:
Balance at beginning of year	$3,563,304	$2,570,390	$2,529,641
Acquisitions	—	814,765	—
Improvements	53,373	179,787	40,749
Disposals	(1,652)	(1,638)	—
Balance at end of year	$3,615,025	$3,563,304	$2,570,390

Accumulated depreciation:
Balance at beginning of year	$949,630	$883,445	$818,323
Depreciation	95,415	67,652	65,122
Disposals	(356)	(1,467)	—
Balance at end of year	$1,044,689	$949,630	$883,445
(1)	Pledged as collateral under the Company’s credit facility. At December 31, 2019, $687.1 million in borrowings and letters of credit were outstanding under such facility.
(2)	Pledged as collateral under the Gaylord Rockies joint venture term loan. At December 31, 2019, $800.0 million in borrowings were outstanding under such loan.
(3)	The aggregate cost of properties for federal income tax purposes is approximately $3.5 billion at December 31, 2019.
(4)	The Company owns a 62.1% investment in the joint venture that owns Gaylord Rockies.