Form 10-Q
period 2020-03-31
Ryman Hospitality Properties, Inc.
filed 2020-05-07
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2020
Common Stock, par value $.01	54,970,480 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2020

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2020	2019
ASSETS:
Property and equipment, net of accumulated depreciation (including $969,130 and $979,012 from VIEs, respectively)	$3,129,977	$3,130,252
Cash and cash equivalents - unrestricted (including $22,072 and $33,772 from VIEs, respectively)	662,156	362,430
Cash and cash equivalents - restricted	64,501	57,966
Notes receivable	99,900	110,135
Trade receivables, less credit loss reserve of $1,155 and $828, respectively (including $20,688 and $16,523 from VIEs, respectively)	78,952	70,768
Deferred income tax assets, net	—	25,959
Prepaid expenses and other assets (including $32,247 and $27,888 from VIEs, respectively)	112,236	123,845
Intangible assets (including $192,366 and $202,366 from VIEs, respectively)	197,080	207,113
Total assets	$4,344,802	$4,088,468

LIABILITIES AND EQUITY:
Debt and finance lease obligations (including $793,174 and $792,696 from VIEs, respectively)	$2,951,888	$2,559,968
Accounts payable and accrued liabilities (including $44,818 and $57,590 from VIEs, respectively)	240,313	264,915
Dividends payable	53,037	50,711
Deferred management rights proceeds	174,558	175,332
Operating lease liabilities	106,925	106,331
Deferred income tax liabilities, net	600	—
Other liabilities (including $24,887 and $2,174 from VIEs, respectively)	94,434	64,971
Total liabilities	3,621,755	3,222,228
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	163,026	221,511
Stockholders' equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 54,970 and 54,897 shares issued and outstanding, respectively	550	549
Additional paid-in capital	1,185,885	1,185,168
Treasury stock of 626 and 619 shares, at cost	(17,872)	(17,315)
Accumulated deficit	(545,104)	(495,514)
Accumulated other comprehensive loss	(63,438)	(28,159)
Total stockholders' equity	560,021	644,729
Total liabilities and equity	$4,344,802	$4,088,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Rooms	$106,128	$132,212
Food and beverage	145,750	171,143
Other hotel revenue	33,793	34,155
Entertainment	27,359	33,265
Total revenues	313,030	370,775

Operating expenses:
Rooms	32,308	34,969
Food and beverage	83,811	91,359
Other hotel expenses	90,474	90,939
Management fees, net	5,492	9,756
Total hotel operating expenses	212,085	227,023
Entertainment	29,346	25,641
Corporate	8,136	9,004
Preopening costs	801	2,134
Gain on sale of assets	(1,261)	—
Credit loss on held-to-maturity securities	5,828	—
Depreciation and amortization	53,345	53,009
Total operating expenses	308,280	316,811

Operating income	4,750	53,964
Interest expense	(29,358)	(32,087)
Interest income	2,371	2,908
Loss from unconsolidated joint ventures	(1,895)	—
Other gains and (losses), net	195	(141)
Income (loss) before income taxes	(23,937)	24,644

Provision for income taxes	(26,799)	(1,974)
Net income (loss)	(50,736)	22,670

Net loss attributable to noncontrolling interest in consolidated joint venture	4,220	6,738
Net income (loss) available to common stockholders	$(46,516)	$29,408

Basic income (loss) per share available to common stockholders	$(0.85)	$0.57
Diluted income (loss) per share available to common stockholders	$(0.85)	$0.57

Comprehensive income (loss), net of taxes	$(88,173)	$22,779
Comprehensive loss, net of taxes, attributable to noncontrolling interest	12,829	6,738
Comprehensive income (loss), net of taxes, available to common stockholders	$(75,344)	$29,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(50,736)	22,670
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
Provision for deferred income taxes	26,559	1,100
Depreciation and amortization	53,345	53,009
Amortization of deferred financing costs	1,894	1,927
Credit loss on held-to-maturity securities	5,828
Loss from unconsolidated joint ventures	1,895	—
Stock-based compensation expense	2,230	2,026
Changes in:
Trade receivables	(8,345)	(42,050)
Accounts payable and accrued liabilities	(26,297)	17,632
Other assets and liabilities	(1,702)	(1,754)
Net cash flows provided by operating activities	4,671	54,560

Cash Flows from Investing Activities:
Purchases of property and equipment	(43,168)	(48,873)
Investment in other joint ventures	(3,090)	(102)
Other investing activities	1,004	(127)
Net cash flows used in investing activities	(45,254)	(49,102)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	400,000	10,000
Repayments under term loan B	(1,250)	—
Borrowing under Gaylord Rockies construction and mezzanine loans	—	28,897
Deferred financing costs paid	(106)	—
Payment of dividends	(50,078)	(44,420)
Payment of tax withholdings for share-based compensation	(1,631)	(3,813)
Other financing activities	(91)	1,605
Net cash flows provided by (used in) financing activities	346,844	(7,731)

Net change in cash, cash equivalents, and restricted cash	306,261	(2,273)
Cash, cash equivalents, and restricted cash, beginning of period	420,396	149,089
Cash, cash equivalents, and restricted cash, end of period	$726,657	$146,816

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$662,156	$94,873
Cash and cash equivalents - restricted	64,501	51,943
Cash, cash equivalents, and restricted cash, end of period	$726,657	$146,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Stock	Capital	Stock	Deficit	Loss	Equity	Interest
BALANCE, December 31, 2019	$549	$1,185,168	$(17,315)	$(495,514)	$(28,159)	$644,729	$221,511
Net loss	—	—	—	(46,516)	—	(46,516)	(4,220)
Adjustment of noncontrolling interest to redemption value	—	—	—	54,265	—	54,265	(54,265)
Transition adjustment related to adoption of ASU 2016-13	—	—	—	(5,343)	2,158	(3,185)	—
Other comprehensive loss, net of income taxes	—	—	—	—	(37,437)	(37,437)	—
Payment of dividends ($0.95 per share)	—	147	(557)	(51,996)	—	(52,406)	—
Restricted stock units and stock options surrendered	1	(1,660)	—	—	—	(1,659)	—
Stock-based compensation expense	—	2,230	—	—	—	2,230	—
BALANCE, March 31, 2020	$550	$1,185,885	$(17,872)	$(545,104)	$(63,438)	$560,021	$163,026

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Stock	Capital	Stock	Deficit	Loss	Equity	Interest
BALANCE, December 31, 2018	$513	$900,795	$(15,183)	$(388,524)	$(28,024)	$469,577	$287,433
Net income	—	—	—	29,408	—	29,408	(6,738)
Adjustment of noncontrolling interest to redemption value	—	—	—	(10,420)	—	(10,420)	10,420
Transition adjustment related to adoption of ASU 2018-02	—	—	—	2,707	(2,707)	—	—
Other comprehensive income, net of income taxes	—	—	—	—	109	109	—
Payment of dividends ($0.90 per share)	—	168	(504)	(46,076)	—	(46,412)	—
Restricted stock units and stock options surrendered	1	(3,825)	—	—	—	(3,824)	—
Stock-based compensation expense	—	2,026	—	—	—	2,026	—
BALANCE, March 31, 2019	$514	$899,164	$(15,687)	$(412,905)	$(30,622)	$440,464	$291,115

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

The Company also owns a 62.1% interest in a joint venture (the “Gaylord Rockies joint venture”) that owns the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which opened in December 2018 and is managed by Marriott. As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, management has concluded that the Company is the primary beneficiary of this variable interest entity. As such, the Company has consolidated the assets, liabilities and results of operations of the Gaylord Rockies joint venture in the accompanying condensed consolidated financial statements. The portion of the Gaylord Rockies joint venture that the Company does not own is recorded as noncontrolling interest in consolidated joint venture in the accompanying condensed consolidated balance sheet, and any adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statement of stockholders’ equity. Creditors of the Gaylord Rockies joint venture have no recourse to the general credit of the Company, except with respect to certain limited loan guarantees as discussed in Note 13, “Commitments and Contingencies” to the condensed consolidated financial statements included herein.

The Company also owns a number of media and entertainment assets, including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, and the General Jackson Showboat. The Company also owns a 50% interest in a joint venture intended to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”), which launched its broadcast network on January 1, 2020. See Note 13, “Commitments and Contingencies” to the condensed consolidated financial statements included herein for further disclosure.

The condensed consolidated financial statements include the accounts of Ryman and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality, Entertainment, and Corporate and Other.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (COVID-19) as a pandemic, which continues to spread throughout the United States. COVID-19 is having an unprecedented impact on the U.S. economy, and due to the COVID-19 pandemic, there is significant uncertainty surrounding the full extent of its impact on the Company’s future results of operations and financial position.

The Company, in consultation with local governmental authorities, first determined to close its Nashville-based entertainment venues on March 15, 2020. As cancellations at the Gaylord Hotels properties began to increase, the Company and its hotel manager, Marriott, implemented a series of operational changes, beginning with scaling back operations at the hotels to reflect reduced occupancy, closing food and beverage outlets, and reducing hourly staffing and culminating with the suspension of operations at the Gaylord Hotels properties beginning March 24, 2020. Hotel employees that were laid off or furloughed were generally paid the equivalent of one week of compensation, and benefits for hotel employees are being maintained through June 30, 2020. The Gaylord Hotels properties, as well as substantially all of the Company’s entertainment assets remain closed, and the decision to reopen will be based on a number of factors and made in consultation with local health authorities.

In the Company’s Entertainment segment, in addition to the closure of its entertainment assets, the Company has taken steps to reduce operating costs in all areas. The Company is continuing to pay all full-time and part-time employees at its Company-managed properties through May 15, 2020.

To preserve liquidity, on March 17, 2020, the Company completed a $400 million draw from its existing $700 million revolving line of credit as a precaution to ensure funds are available to meet the Company’s obligations for a sustained period of time. At March 31, 2020, the Company had an additional $299.1 million available for borrowing under its revolving credit facility and $662.2 million in unrestricted cash on hand. In addition, following the payment of the Company’s first quarter 2020 dividend as discussed in Note 14, “Stockholders Equity,” to the condensed consolidated financial statements included herein, the Company suspended its regular quarterly dividend payments for the remainder of 2020. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement. The Company’s credit agreement amendment described in Note 17, “Subsequent Events,” to the condensed consolidated financial statements included herein, permits payment of dividends as necessary to maintain the Company’s REIT status and permits the Company to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to the Company’s board of director’s determinations as to the amount of distributions and timing thereof.

The Company has deferred substantially all non-essential capital projects, in addition to delaying the Gaylord Rockies expansion project, which was scheduled to begin construction in second quarter 2020. The Gaylord Palms expansion project is continuing, and the Company believes the expansion will allow Gaylord Palms to serve groups moving meetings to next year.

The Company amended its credit facility on April 23, 2020, as described in Note 17, “Subsequent Events.” The Company continues to pay all required debt service payments on its indebtedness, lease payments, taxes and other payables.

The Company’s smaller hotels, the Inn at Opryland and the AC Hotel, as well as Gaylord Springs, remain operational, and the Company currently has no plans to temporarily close these businesses. Revenues from these assets have been negligible during the COVID-19 pandemic.

Block 21 Acquisition

In December 2019, the Company entered into an agreement to purchase Block 21, a mixed-use entertainment, lodging, office and retail complex located in Austin, Texas, for $275 million, which includes the assumption of approximately $141 million of existing mortgage debt. Block 21 is the home of the Austin City Limits Live at The Moody Theater (“ACL Live”), a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin Hotel, the 350-seat 3TEN at ACL Live club and approximately 53,000 square feet of Class A commercial space. The Company paid a nonrefundable deposit of $15 million with the agreement, and the acquisition is subject to customary closing conditions, including, but not limited to, the consent to the Company’s assumption of the existing mortgage loan by the loan servicer. If the acquisition is completed, the Company intends to fund the acquisition with a portion of the proceeds from the equity offering discussed in Note 11, “Equity” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Newly Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the previous “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The Company has applied these amendments with a modified-retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For debt securities for which an other-than-temporary impairment has been previously recognized, a prospective transition approach for the prior other-than-temporary impairment is required. The Company adopted this ASU in the first quarter of 2020 and recorded an adjustment to beginning retained earnings of $5.3 million and an adjustment to accumulated other comprehensive loss of $2.2 million. See Note 4, “Accumulated Other Comprehensive Loss” and Note 6, “Notes Receivable” for additional disclosure.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The guidance in ASU 2020-04 is optional, effective immediately, and may be elected over time as reference rate reform activities occur generally through December 31, 2022. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of this guidance and may apply other elections as applicable as additional market changes occur.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Hotel group rooms	$82,711	$102,692
Hotel transient rooms	23,417	29,520
Hotel food and beverage - banquets	108,170	126,196
Hotel food and beverage - outlets	37,580	44,947
Hotel other	33,793	34,155
Entertainment admissions/ticketing	10,281	13,623
Entertainment food and beverage	10,027	12,039
Entertainment retail and other	7,051	7,603
Total revenues	$313,030	$370,775

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Gaylord Opryland	$76,127	$88,958
Gaylord Palms	45,375	59,917
Gaylord Texan	55,996	72,039
Gaylord National	49,394	65,630
Gaylord Rockies	54,598	45,243
AC Hotel	1,849	2,435
Inn at Opryland and other	2,332	3,288
Total Hospitality segment revenues	$285,671	$337,510

The majority of the Company’s Entertainment segment revenues are concentrated in Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At March 31, 2020 and December 31, 2019, the Company had $77.7 million and $76.7 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2019, approximately $43.3 million was recognized in revenue during the three months ended March 31, 2020.

3. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Weighted average shares outstanding - basic	54,911	51,349
Effect of dilutive stock-based compensation	—	215
Effect of dilutive put rights	—	385
Weighted average shares outstanding - diluted	54,911	51,949

For the three months ended March 31, 2020, the effect of dilutive stock-based compensation was the equivalent of 141,000 shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended March 31, 2020, these incremental shares were excluded from the computation of dilutive earnings per share as the effect of their inclusion would have been anti-dilutive.

As more fully discussed in Note 13, “Commitments and Contingencies,” to the condensed consolidated financial statements included herein, certain affiliates of Ares Management, L.P. (“Ares”) each have a put right to require the Company to purchase their joint venture interests in the Gaylord Rockies joint venture in consideration of cash or operating partnership units (“OP Units”) of RHP Hotel Properties, LP (the “Operating Partnership”). Any OP Units issued by the Operating Partnership to the certain affiliates of Ares will be redeemable at the option of the holders thereof for shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. For the three months ended March 31, 2020, the effect of dilutive put rights was the equivalent of 538,000 shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended March 31, 2020, these incremental shares were excluded from the computation of dilutive earnings per share as the effect of their inclusion would have been anti-dilutive.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is comprised of amounts related to the Company’s minimum pension liability discussed in Note 11, “Pension and Postretirement Benefits Other Than Pension Plans,” interest rate derivatives designated as cash flow hedges of the Company’s and the Gaylord Rockies joint venture’s outstanding debt as discussed in Note 7, “Debt,” and amounts related to an other-than-temporary impairment of a held-to-maturity investment that existed prior to the Company’s adoption of ASU 2016-13 with respect to the notes receivable discussed in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein, and Note 3, “Notes Receivable,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2020 and 2019 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2019	$(23,916)	$(5,877)	$1,634	$(28,159)
Losses arising during period	(1,107)	—	(35,947)	(37,054)
Amounts reclassified from accumulated other comprehensive loss	17	52	(452)	(383)
Net other comprehensive income (loss)	(1,090)	52	(36,399)	(37,437)
Transition adjustment related to adoption of ASU 2016-13 (see Note 1)	—	2,158	—	2,158
Balance, March 31, 2020	$(25,006)	$(3,667)	$(34,765)	$(63,438)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2018	$(21,814)	$(6,210)	$—	$(28,024)
Amounts reclassified from accumulated other comprehensive loss	20	83	—	103
Income tax benefit	6	—	—	6
Net other comprehensive income	26	83	—	109
Transition adjustment related to adoption of ASU 2018-02	(2,707)	—	—	(2,707)
Balance, March 31, 2019	$(24,495)	$(6,127)	$—	$(30,622)

5. PROPERTY AND EQUIPMENT:

Property and equipment, including right-of-use finance lease assets, at March 31, 2020 and December 31, 2019 is recorded at cost (except for right-of-use finance lease assets) and summarized as follows (in thousands):

	March 31,	December 31,
	2020	2019
Land and land improvements	$350,993	$349,024
Buildings	3,441,389	3,432,136
Furniture, fixtures and equipment	969,130	968,858
Right-of-use finance lease assets	1,613	1,613
Construction-in-progress	103,815	82,906
	4,866,940	4,834,537
Accumulated depreciation and amortization	(1,736,963)	(1,704,285)
Property and equipment, net	$3,129,977	$3,130,252

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $99.9 million and $110.1 million at March 31, 2020 and December 31, 2019, respectively, net of credit loss reserve of $11.0 million and $0, respectively. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

The Company has the intent and ability to hold these bonds to maturity. In the first quarter of 2020, the Company recorded an initial transition adjustment of $5.2 million and performed its quarterly assessment of credit losses under the newly adopted credit loss standard discussed in Note 1, which considers the estimate of projected tax revenues that will service the Series B bond over its remaining term. These long-range tax revenue projections were updated as a result of the closure of Gaylord National as a result of the COVID-19 pandemic. As a result of these reduced long-range tax revenue projections over the remaining life of the Series B bond, the Company increased its credit loss reserve by $5.8 million at March 31, 2020.

During the three months ended March 31, 2020 and 2019, the Company recorded interest income of $1.5 million and $2.6 million, respectively, on these bonds. The Company received payments of $2.9 million and $3.0 million during the three months ended March 31, 2020 and 2019, respectively, relating to these bonds. At March 31, 2020 and December 31, 2019, the Company had accrued interest receivable related to these bonds of $39.0 million and $38.2 million, respectively.

7. DEBT:

The Company’s debt and finance lease obligations at March 31, 2020 and December 31, 2019 consisted of (in thousands):

	March 31,	December 31,
	2020	2019
$700M Revolving Credit Facility, interest at LIBOR plus 1.55%, maturing March 31, 2024, less unamortized deferred financing costs of $8,126 and $0	$391,874	$—
$300M Term Loan A, interest at LIBOR plus 1.50%, maturing May 31, 2025, less unamortized deferred financing costs of $2,370 and $2,478	297,630	297,522
$500M Term Loan B, interest at LIBOR plus 2.00%, maturing May 11, 2024, less unamortized deferred financing costs of $4,268 and $4,501	380,732	381,749
$400M Senior Notes, interest at 5.0%, maturing April 15, 2023, less unamortized deferred financing costs of $2,992 and $3,222	397,008	396,778
$700M Senior Notes, interest at 4.75%, maturing October 15, 2027, less unamortized deferred financing costs of $11,489 and $11,808, plus unamortized premium of $2,367 and $2,434	690,878	690,626
$800M Term Loan (Gaylord Rockies JV), interest at LIBOR plus 2.50%, maturing July 2, 2023, less unamortized deferred financing costs of $7,483 and $8,015	792,517	791,985
Finance lease obligations	1,249	1,308
Total debt	$2,951,888	$2,559,968

Amounts due within one year consist of the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

At March 31, 2020, the Company was in compliance with all of its covenants related to its outstanding debt, and the lenders had waived the covenant in the credit facility that prohibits closure of the Gaylord Hotels properties for longer than a specified period of time. See Note 17, “Subsequent Events,” for additional discussion.

Interest Rate Derivatives

The Company may enter into interest rate swap agreements to hedge against interest rate fluctuations. The Company and the Gaylord Rockies joint venture have each entered into interest rate swaps to manage interest rate risk associated with the Company’s $500 million term loan B and the Gaylord Rockies joint venture’s $800 million term loan, respectively. Each swap has been designated as a cash flow hedge whereby the Company or the joint venture receives variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount. Neither the Company nor the Gaylord Rockies joint venture use derivatives for trading or speculative purposes and currently do not hold any derivatives that are not designated as hedges.

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $13.6 million will be reclassified from accumulated other comprehensive loss to interest expense in the next twelve months.

The estimated fair value of the Company’s derivative financial instruments at March 31, 2020 and December 31, 2019 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	March 31,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2020	2019
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	$(2,464)	$959
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	(2,464)	959
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	(2,464)	956
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	$ 87,500	(2,486)	934
Gaylord Rockies Loan	Interest Rate Swap	1.6500%	1-month LIBOR	August 1, 2022	$ 800,000	(24,887)	(2,174)
						$(34,765)	$1,634

Derivative financial instruments in an asset position are included in prepaid expenses and other assets and those in a liability position are included in other liabilities in the accompanying condensed consolidated balance sheets.

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI			Reclassified from Accumulated
	on Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	March 31,		Accumulated OCI	March 31,
	2020	2019	into Income (Expense)	2020	2019
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(35,947)	$—	Interest expense	$452	$—
Total derivatives	$(35,947)	$—		$452	$—

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended March 31, 2020 and 2019 was $29.4 million and $32.1 million, respectively.

At March 31, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $35.7 million. As of March 31, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $35.7 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

The Company’s lease costs for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating lease cost	$3,287	$3,346
Finance lease cost:
Amortization of right-of-use assets	37	41
Interest on lease liabilities	13	17
Net lease cost	$3,337	$3,404

Future minimum lease payments under non-cancelable leases at March 31, 2020 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$6,417	$260
Year 2	6,147	255
Year 3	6,039	232
Year 4	6,006	153
Year 5	5,827	46
Years thereafter	572,754	602
Total future minimum lease payments	603,190	1,548
Less amount representing interest	(496,265)	(299)
Total present value of minimum payments	$106,925	$1,249

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	50.4	years
Finance leases	10.1	years
Weighted-average discount rate:
Operating leases	6.8%
Finance leases	4.0%

10. STOCK PLANS:

During the three months ended March 31, 2020, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $92.31 per unit. There were 0.4 million and 0.3 million restricted stock units outstanding at March 31, 2020 and December 31, 2019, respectively.

Compensation expense for all of the Company’s stock-based compensation plans was $2.2 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively.

11. PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense (benefit) reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Interest cost	$676	$878
Expected return on plan assets	(1,055)	(944)
Amortization of net actuarial loss	282	287
Total net periodic pension expense (benefit)	$(97)	$221

Net postretirement benefit income reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Interest cost	$17	$25
Amortization of net actuarial loss	63	61
Amortization of prior service credit	(328)	(328)
Total net postretirement benefit income	$(248)	$(242)

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

For the three months ended March 31, 2020, the Company recorded an income tax provision of $26.8 million. The provision was primarily due to recording a valuation allowance of $26.7 million, as further described below. In the three months ended March 31, 2020, the Company also recorded income tax expense of $0.1 million, inclusive of valuation allowance, related to the current period operations of the Company.

Due to the financial statement impact of the COVID-19 pandemic, the Company reassessed the realizability of net deferred tax assets as of March 31, 2020, and as a result, the Company recorded a full valuation allowance of $26.7 million on the net deferred tax assets of its TRSs.

For the three months ended March 31, 2019, the Company recorded an income tax provision of $2.0 million related to regular operations, which differs from the statutory rate primarily due to the REIT dividends paid deduction.

At March 31, 2020 and December 31, 2019, the Company had no unrecognized tax benefits.

13. COMMITMENTS AND CONTINGENCIES:

Pursuant to the Gaylord Rockies joint venture agreements, certain affiliates of Ares each have a put right to require the Company to purchase their joint venture interests at a defined appraised value during an annual window period or under certain other circumstances (not currently applicable) in consideration of cash or OP Units of the Operating Partnership. Such OP Units have economic terms that are substantially similar to shares of the Company’s common stock. Any OP Units issued by the Operating Partnership to the Ares affiliates will be redeemable at the option of the holders thereof for shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments.

Affiliates of RIDA Development Corporation (“RIDA”) also have a put right at a defined appraised value for cash, which will generally become exercisable at the earlier of December 31, 2023 or the date on which a certain change of control of RIDA occurs.

In connection with its investment in the Gaylord Rockies joint venture, the Company and an affiliate of RIDA each entered into limited repayment and carry guaranties that, in the aggregate, guarantee repayment of 10% of the principal debt, together with interest and operating expenses, which are to be released once the Gaylord Rockies joint venture achieves a certain debt service coverage threshold as defined in the Gaylord Rockies Loan. Generally, the Gaylord Rockies Loan is non-recourse to the Company, subject to (i) those limited guaranties, (ii) a completion guaranty in the event a property expansion is pursued, and (iii) customary non-recourse carve-outs.

In April 2019, a subsidiary of the Company entered into a joint venture with Gray Television, Inc. to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle (“New Country Ventures”). The Company acquired a 50% equity interest in this joint venture and has made capital contributions of $7.0 million. In addition, the joint venture agreement requires the Company to contribute up to an additional $8.0 million through December 31, 2021. The Company accounts for its investment in this joint venture under the equity method of accounting.

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

14. STOCKHOLDERS’ EQUITY:

On February 25, 2020, the Company’s board of directors declared the Company’s first quarter 2020 cash dividend in the amount of $0.95 per share of common stock, or an aggregate of approximately $52.2 million in cash, which was paid on April 15, 2020 to stockholders of record as of the close of business on March 31, 2020. Following the payment of the first quarter 2020 cash dividend, the Company suspended its regular quarterly dividend payments for the remainder of 2020. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement. The Company’s credit agreement amendment described in Note 17, “Subsequent Events,” to the condensed consolidated financial statements included herein, permits payment of dividends as necessary to maintain the Company’s REIT status and permits the Company to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to the Company’s board of director’s determination as to the amount of distributions and the timing thereof.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, were as follows (in thousands):

		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$25,940	$25,940	$—	$—
Total assets measured at fair value	$25,940	$25,940	$—	$—

Variable to fixed interest rate swaps	$34,765	$—	$34,765	$—
Total liabilities measured at fair value	$34,765	$—	$34,765	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$29,174	$29,174	$—	$—
Variable to fixed interest rate swaps	3,808	—	3,808	—
Total assets measured at fair value	$32,982	$29,174	$3,808	$—

Variable to fixed interest rate swaps	$2,174	$—	$2,174	$—
Total liabilities measured at fair value	$2,174	$—	$2,174	$—

The remainder of the assets and liabilities held by the Company at March 31, 2020 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximate fair value, except as described below.

The Company has outstanding $400.0 million in aggregate principal amount of $400 million 5% senior notes. The carrying value of these notes at March 31, 2020 was $397.0 million, net of unamortized DFCs. The fair value of these notes, based upon quoted market prices (Level 1), was $316.1 million at March 31, 2020.

The Company has outstanding $700.0 million in aggregate principal amount of $700 million 4.75% senior notes. The carrying value of these notes at March 31, 2020 was $690.9 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $524.0 million at March 31, 2020.

16. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s operations are organized into three principal business segments:

●	Hospitality, which includes Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National, the Inn at Opryland, the AC Hotel, and the Company’s investment in the Gaylord Rockies joint venture;
●	Entertainment, which includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, the Company’s equity investment in Circle, and the Company’s Nashville-based attractions; and
●	Corporate and Other, which includes the Company’s corporate expenses.

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Hospitality	$285,671	$337,510
Entertainment	27,359	33,265
Corporate and Other	—	—
Total	$313,030	$370,775

Depreciation and amortization:
Hospitality	$49,769	$50,133
Entertainment	3,105	2,479
Corporate and Other	471	397
Total	$53,345	$53,009

Operating income:
Hospitality	$23,817	$60,354
Entertainment	(5,092)	5,145
Corporate and Other	(8,607)	(9,401)
Preopening costs (1)	(801)	(2,134)
Gain on sale of assets (2)	1,261	—
Credit loss on held-to-maturity securities (3)	(5,828)	—
Total operating income	4,750	53,964
Interest expense	(29,358)	(32,087)
Interest income	2,371	2,908
Loss from unconsolidated joint ventures	(1,895)	—
Other gains and (losses), net	195	(141)
Income (loss) before income taxes	$(23,937)	$24,644
(1)	Preopening costs for the three months ended March 31, 2020 include $0.1 million and $0.7 million for the Hospitality and Entertainment segments, respectively. Preopening costs for the three months ended March 31, 2019 include $0.7 million and $1.4 million for the Hospitality and Entertainment segments, respectively.
(2)	Gain on sale of assets for the three months ended March 31, 2020 relates to the Hospitality segment.
(3)	Credit loss on held-to-maturity securities for the three months ended March 31, 2020 relates to the Hospitality segment.

	March 31,	December 31,
	2020	2019
Identifiable assets:
Hospitality	$3,462,739	$3,494,084
Entertainment	192,696	181,036
Corporate and Other	689,367	413,348
Total identifiable assets	$4,344,802	$4,088,468

17. SUBSEQUENT EVENTS:

On April 23, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Company’s Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

The Amendment provides for a waiver of the existing financial covenants through March 31, 2021 and ending on April 1, 2021 (the “Temporary Waiver Period”) and confirms the availability of the remaining $300.0 million of undrawn amounts under the revolving credit facility. In addition, the Amendment contains a covenant that the Company must maintain unrestricted liquidity (in the form of unrestricted cash on hand or undrawn availability under the Revolver) of at least $100 million.

During the Temporary Waiver Period, the Amendment provides for increased interest and fees, additional restrictions on debt, investments, dividends, share repurchases and capital expenditures, and a minimum liquidity requirement.

The Company may elect to terminate the Temporary Waiver Period prior to expiration. Upon expiration or termination of the Temporary Waiver Period, it will calculate compliance with the financial covenants in the Credit Agreement using a designated annualized calculation based on the Company’s most recently completed fiscal quarter or quarters, as applicable. Pursuant to the Amendment, the Company is required to use any proceeds from borrowings drawn during the Temporary Waiver Period to fund operating expenses, debt service of the Company and its subsidiaries, and permitted capital expenditures and investments.

18. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

The Company’s $400 million 5% senior notes and $700 million 4.75% senior notes were each issued by the Operating Partnership and RHP Finance Corporation, a Delaware corporation, and are guaranteed on a senior unsecured basis by the Company, each of the Company’s four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which guarantees the Operating Partnership’s credit facility, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The subsidiary Guarantors are 100% owned, and the guarantees are full and unconditional and joint and several. Not all of the Company’s subsidiaries have guaranteed the Company’s $400 million 5% senior notes and $700 million 4.75% senior notes.

The following condensed consolidating financial information includes certain allocations of expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2020

(in thousands)	Parent			Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,641,355	$1,488,622	$—	$3,129,977
Cash and cash equivalents - unrestricted	22	583,352	48	78,734	—	662,156
Cash and cash equivalents - restricted	—	—	—	64,501	—	64,501
Notes receivable	—	—	—	99,900	—	99,900
Trade receivables, less allowance	—	—	—	78,952	—	78,952
Prepaid expenses and other assets	—	58	26	126,170	(14,018)	112,236
Intangible assets	—	—	—	197,080	—	197,080
Intercompany receivables, net	—	—	2,142,311	—	(2,142,311)	—
Investments	953,898	2,949,445	708,341	2,040,163	(6,651,847)	—
Total assets	$953,920	$3,532,855	$4,492,081	$4,174,122	$(8,808,176)	$4,344,802

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$—	$2,158,122	$—	$793,766	$—	$2,951,888
Accounts payable and accrued liabilities	62	27,401	9,247	210,829	(7,226)	240,313
Dividends payable	53,037	—	—	—	—	53,037
Deferred management rights proceeds	—	—	—	174,558	—	174,558
Operating lease liabilities	—	—	105,877	7,840	(6,792)	106,925
Deferred income tax liabilities, net	—	—	413	187	—	600
Other liabilities	—	9,878	—	84,556	—	94,434
Intercompany payables, net	340,800	1,553,804	—	247,707	(2,142,311)	—
Total liabilities	393,899	3,749,205	115,537	1,519,443	(2,156,329)	3,621,755
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	—	—	—	163,026	—	163,026
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	550	1	1	2,387	(2,389)	550
Additional paid-in-capital	1,185,885	266,031	2,894,831	2,843,451	(6,004,313)	1,185,885
Treasury stock	(17,872)	—	—	—	—	(17,872)
Accumulated deficit	(545,104)	(472,504)	1,481,712	(300,625)	(708,583)	(545,104)
Accumulated other comprehensive loss	(63,438)	(9,878)	—	(53,560)	63,438	(63,438)
Total stockholders' equity	560,021	(216,350)	4,376,544	2,491,653	(6,651,847)	560,021
Total liabilities and equity	$953,920	$3,532,855	$4,492,081	$4,174,122	$(8,808,176)	$4,344,802

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2019

(in thousands)	Parent			Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,632,744	$1,497,508	$—	$3,130,252
Cash and cash equivalents - unrestricted	29	200,534	3	161,864	—	362,430
Cash and cash equivalents - restricted	—	—	—	57,966	—	57,966
Notes receivable	—	—	—	110,135	—	110,135
Trade receivables, less allowance	—	—	—	70,768	—	70,768
Deferred income tax assets, net	—	—	(413)	26,372	—	25,959
Prepaid expenses and other assets	—	12,390	3	118,301	(6,849)	123,845
Intangible assets	—	—	—	207,113	—	207,113
Intercompany receivables, net	—	—	2,113,481	—	(2,113,481)	—
Investments	1,050,955	2,949,445	708,588	2,077,984	(6,786,972)	—
Total assets	$1,050,984	$3,162,369	$4,454,406	$4,328,011	$(8,907,302)	$4,088,468

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$—	$1,766,675	$—	$793,293	$—	$2,559,968
Accounts payable and accrued liabilities	50	13,738	6,996	244,734	(603)	264,915
Dividends payable	50,711	—	—	—	—	50,711
Deferred management rights proceeds	—	—	—	175,332	—	175,332
Operating lease liabilities	—	—	104,742	7,835	(6,246)	106,331
Other liabilities	—	—	—	64,971	—	64,971
Intercompany payables, net	355,494	1,514,770	—	243,217	(2,113,481)	—
Total liabilities	406,255	3,295,183	111,738	1,529,382	(2,120,330)	3,222,228
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	—	—	—	221,511	—	221,511
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	549	1	1	2,387	(2,389)	549
Additional paid-in-capital	1,185,168	315,680	2,894,830	2,843,450	(6,053,960)	1,185,168
Treasury stock	(17,315)	—	—	—	—	(17,315)
Accumulated deficit	(495,514)	(452,303)	1,447,837	(236,752)	(758,782)	(495,514)
Accumulated other comprehensive loss	(28,159)	3,808	—	(31,967)	28,159	(28,159)
Total stockholders' equity	644,729	(132,814)	4,342,668	2,577,118	(6,786,972)	644,729
Total liabilities and equity	$1,050,984	$3,162,369	$4,454,406	$4,328,011	$(8,907,302)	$4,088,468

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2020

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$106,128	$—	$106,128
Food and beverage	—	—	—	145,750	—	145,750
Other hotel revenue	—	—	64,741	48,634	(79,582)	33,793
Entertainment	—	—	—	27,898	(539)	27,359
Total revenues	—	—	64,741	328,410	(80,121)	313,030
Operating expenses:
Rooms	—	—	—	32,308	—	32,308
Food and beverage	—	—	—	83,811	—	83,811
Other hotel expenses	—	—	12,442	155,067	(77,035)	90,474
Management fees, net	—	—	—	5,492	—	5,492
Total hotel operating expenses	—	—	12,442	276,678	(77,035)	212,085
Entertainment	—	—	—	29,346	—	29,346
Corporate	63	376	1	7,696	—	8,136
Preopening costs	—	—	—	801	—	801
Corporate overhead allocation	979	—	2,107	—	(3,086)	—
Gain on sale of assets	—	—	—	(1,261)	—	(1,261)
Credit loss on held-to-maturity securities	—	—	—	5,828	—	5,828
Depreciation and amortization	—	—	16,316	37,029	—	53,345
Total operating expenses	1,042	376	30,866	356,117	(80,121)	308,280
Operating income (loss)	(1,042)	(376)	33,875	(27,707)	—	4,750
Interest expense	—	(20,401)	—	(9,008)	51	(29,358)
Interest income	—	576	—	1,846	(51)	2,371
Loss from unconsolidated joint ventures	—	—	—	(1,895)	—	(1,895)
Other gains and (losses), net	—	—	—	195	—	195
Income (loss) before income taxes	(1,042)	(20,201)	33,875	(36,569)	—	(23,937)
Provision for income taxes	—	—	—	(26,799)	—	(26,799)
Equity in subsidiaries’ losses, net	(49,694)	—	—	—	49,694	—
Net income (loss)	$(50,736)	$(20,201)	$33,875	$(63,368)	$49,694	$(50,736)
Comprehensive income (loss), net of taxes	$(88,173)	$(33,887)	$33,875	$(87,119)	$87,131	$(88,173)
Net income (loss) available to common shareholders	$(46,516)	$(20,201)	$33,875	$(63,368)	$49,694	$(46,516)
Comprehensive income (loss), net of taxes, available to common shareholders	$(75,344)	$(33,887)	$33,875	$(74,290)	$74,302	$(75,344)

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2019

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$132,212	$—	$132,212
Food and beverage	—	—	—	171,143	—	171,143
Other hotel revenue	—	—	80,410	48,424	(94,679)	34,155
Entertainment	—	—	—	33,789	(524)	33,265
Total revenues	—	—	80,410	385,568	(95,203)	370,775
Operating expenses:
Rooms	—	—	—	34,969	—	34,969
Food and beverage	—	—	—	91,359	—	91,359
Other hotel expenses	—	—	12,052	169,982	(91,095)	90,939
Management fees, net	—	—	—	9,756	—	9,756
Total hotel operating expenses	—	—	12,052	306,066	(91,095)	227,023
Entertainment	—	—	—	25,694	(53)	25,641
Corporate	63	451	1	8,489	—	9,004
Preopening costs	—	—	—	2,134	—	2,134
Corporate overhead allocation	997	—	3,058	—	(4,055)	—
Depreciation and amortization	—	—	16,250	36,759	—	53,009
Total operating expenses	1,060	451	31,361	379,142	(95,203)	316,811
Operating income (loss)	(1,060)	(451)	49,049	6,426	—	53,964
Interest expense	—	(23,839)	—	(8,354)	106	(32,087)
Interest income	—	8	—	3,006	(106)	2,908
Other gains and (losses), net	—	—	—	(141)	—	(141)
Income (loss) before income taxes	(1,060)	(24,282)	49,049	937	—	24,644
Provision for income taxes	—	—	(38)	(1,936)	—	(1,974)
Equity in subsidiaries’ earnings, net	23,730	—	—	—	(23,730)	—
Net income (loss)	$22,670	$(24,282)	$49,011	$(999)	$(23,730)	$22,670
Comprehensive income (loss)	$22,779	$(24,282)	$49,011	$(890)	$(23,839)	$22,779
Net income (loss) available to common shareholders	$29,408	$(24,282)	$49,011	$(999)	$(23,730)	$29,408
Comprehensive income (loss), net of taxes, available to common shareholders	$29,517	$(24,282)	$49,011	$(890)	$(23,839)	$29,517

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2020

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$51,733	$(15,826)	$23,063	$(54,299)	$—	$4,671

Purchases of property and equipment	—	—	(23,018)	(20,150)	—	(43,168)
Investment in other joint ventures	—	—	—	(3,090)	—	(3,090)
Other investing activities	—	—	—	1,004	—	1,004
Net cash used in investing activities	—	—	(23,018)	(22,236)	—	(45,254)

Net borrowings under revolving credit facility	—	400,000	—	—	—	400,000
Repayments under term loan B	—	(1,250)	—	—	—	(1,250)
Deferred financing costs paid	—	(106)	—		—	(106)
Payment of dividends	(50,078)	—	—	—	—	(50,078)
Payment of tax withholdings for share-based compensation	(1,631)	—	—	—	—	(1,631)
Other financing activities	(31)	—	—	(60)	—	(91)
Net cash provided by (used in) financing activities	(51,740)	398,644	—	(60)	—	346,844

Net change in cash, cash equivalents, and restricted cash	(7)	382,818	45	(76,595)	—	306,261
Cash, cash equivalents, and restricted cash, beginning of period	29	200,534	3	219,830	—	420,396
Cash, cash equivalents, and restricted cash, end of period	$22	$583,352	$48	$143,235	$—	$726,657

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2019

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$48,198	$(8,415)	$7,077	$7,700	$—	$54,560

Purchases of property and equipment	—	—	(7,083)	(41,790)	—	(48,873)
Investment in other joint ventures	—	—	—	(102)	—	(102)
Other investing activities	—	—	—	(127)	—	(127)
Net cash used in investing activities	—	—	(7,083)	(42,019)	—	(49,102)

Net borrowings under revolving credit facility	—	10,000	—	—	—	10,000
Borrowings under Gaylord Rockies construction and mezzanine loans	—	—	—	28,897	—	28,897
Payment of dividends	(44,420)	—	—	—	—	(44,420)
Payment of tax withholdings for share-based compensation	(3,813)	—	—	—	—	(3,813)
Other financing activities	—	—	—	1,605	—	1,605
Net cash provided by (used in) financing activities	(48,233)	10,000	—	30,502	—	(7,731)

Net change in cash, cash equivalents, and restricted cash	(35)	1,585	(6)	(3,817)	—	(2,273)
Cash, cash equivalents, and restricted cash, beginning of period	81	657	54	148,297	—	149,089
Cash, cash equivalents, and restricted cash, end of period	$46	$2,242	$48	$144,480	$—	$146,816

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

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2019, included in our Annual Report on Form 10-K that was filed with the SEC on February 25, 2020.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the anticipated impact of the novel coronavirus (COVID-19) pandemic on travel, transient and group demand, the anticipated impact of the COVID-19 pandemic on our results of operations, collection of cancellation and attrition fees, cost containment efforts, efforts to rebook customers for later dates in 2020 and later years, and our plans for reopening of our Gaylord Hotels properties and other assets when the COVID-19 pandemic subsides; (ii) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) our announced dividend policy, including the frequency and amount of any dividend we may pay; (v) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and our investment in the joint venture (the “Gaylord Rockies joint venture”) that owns the Gaylord Rockies Resort & Convention Center in Aurora, Colorado (“Gaylord Rockies”); (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our pending acquisition of the Block 21 complex in Austin, Texas (“Block 21”); (x) our use of cash during the remainder of 2020; (xi) our ability to borrow available funds under our credit facility; and (xii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, risks and uncertainties associated with the COVID-19 pandemic, including the effects of the COVID-19 pandemic on us and the hospitality and entertainment industries generally, the effects of the COVID-19 pandemic on the demand for travel, transient and group business (including government-imposed restrictions), levels of consumer confidence in the safety of travel and group gathering as a result of COVID-19, the length and severity of the COVID-19 pandemic in the United States and the pace of recovery following the COVID-19 pandemic, the duration and severity of the COVID-19 pandemic in the markets where our assets are located, the economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness, changes in interest rates, including future changes from LIBOR to a different base rate, and those factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 or described from time to time in our other reports filed with the SEC.

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our core holdings include a network of five upscale, meetings-focused resorts totaling 9,615 rooms that are managed by Marriott under the Gaylord Hotels brand. These five resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and Gaylord Rockies, which is owned by the Gaylord Rockies joint venture, in which we own a 62.1% interest. Our other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 90 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, and the General Jackson Showboat. We also own a 50% interest in a joint venture intended to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”).

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

See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and Item 1A, “Risk Factors,” in Part II of this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (COVID-19) as a pandemic, which continues to spread throughout the United States. COVID-19 is having an unprecedented impact on the U.S. economy, and due to the COVID-19 pandemic, we have experienced disruption of our business and have suspended operations of most of our assets. As a result, there is significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on our future results of operations and financial position.

In late February 2020, when the gravity of the COVID-19 pandemic became apparent, we formed an internal task force, which included members of management and our board of directors, to formulate and implement responses to COVID-19. The task force, in consultation with local governmental authorities, first determined to close our Nashville-based entertainment venues on March 15, 2020.

As cancellations at our Gaylord Hotels properties began to increase, we, with our hotel manager, Marriott, implemented a series of operational changes, beginning with scaling back operations at the hotels to reflect reduced occupancy, closing food and beverage outlets, and reducing hourly staffing and culminating with the suspension of operations at our Gaylord Hotels properties beginning March 24, 2020. Hotel employees that were laid off or furloughed were generally paid the equivalent of one week of compensation, and benefits for hotel employees are being maintained through June 30. Our Gaylord Hotels properties, as well as substantially all of our entertainment assets remain closed, and our decision to reopen will be based on a number of factors and made in consultation with local health authorities. At this time, we do not anticipate resuming operations at our Gaylord Hotels properties prior to the end of May 2020.

In our Entertainment segment, in addition to the closure of our entertainment assets, we have taken steps to reduce operating costs in all areas. We plan to continue to pay all full-time and part-time employees at our Company-managed properties through May 15, 2020.

Our results for the three months ended March 31, 2020 include approximately $14.1 million of operating costs related to the COVID-19 pandemic, which is primarily comprised of employment costs.

Impact on Liquidity. We are also taking action to preserve liquidity. On March 17, 2020, we completed a $400 million draw from our existing $700 million revolving line of credit as a precaution to ensure funds are available to meet our obligations for a sustained period of time. At March 31, 2020, we had $299.1 million available for borrowing under our revolving credit facility and $662.2 million in unrestricted cash on hand, including the net proceeds of approximately $283 million from the underwritten public offering of shares of our common stock completed in fourth quarter 2019. In addition, following the payment of our first quarter 2020 dividend on April 15, 2020 to stockholders of record on March 31, 2020, we suspended our regular quarterly dividend payments for the remainder of 2020. Our board of directors will consider a future dividend as permitted by our credit agreement. Our credit facility amendment described below under “Principal Debt Agreements” permits payment of dividends as necessary to maintain our REIT status and permits us to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to our board of director’s determinations as to the amount of distributions and the timing thereof.

We have deferred approximately $82 million of non-essential capital projects, in addition to delaying the Gaylord Rockies expansion project, which was scheduled to begin construction in second quarter 2020. The Gaylord Palms expansion project is continuing, and we believe the expansion will allow us to serve groups moving meetings to 2021.

Our smaller hotels, the Inn at Opryland and the AC Hotel, as well as Gaylord Springs, remain operational, and we currently have no plans to temporarily close these businesses. Revenues from these assets have been negligible during the COVID-19 pandemic.

With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is generally 5.0% of the respective property’s total annual revenue; however, Marriott has suspended this obligation through August 2020.

Impact on Operations. During the three months ended March 31, 2020, our Hospitality segment experienced total attrition and cancellations of approximately 680,000 net room nights, which we believe are attributable to COVID-19, representing approximately $143 million in revenue.

We and Marriott’s sales teams have been working closely with our customers to rebook previously cancelled business. We have focused on offering flexibility rather than demanding attrition and cancellation payments in an effort to strengthen our relationships with our customers and meeting planners. The timing and manner at which we open each of our Gaylord Hotels properties and our Entertainment venues will vary by location. Our establishments will most likely undergo a phased reopening, and the customer mix at our Gaylord Hotels properties may be more heavily transient during this phased reopening than our historical trends.

Principal Debt Agreements. On April 23, 2020, we completed an amendment to the credit agreement governing our $700 million revolving credit facility (of which $400.0 million was outstanding at March 31, 2020), $300 million term loan A facility and the original $500 million term loan B facility (of which $385.0 million was outstanding at March 31, 2020), which was obtained from a consortium of banks led by Wells Fargo Bank, National Association, as administrative agent. The amendment provides for a temporary waiver of financial covenants in the credit facility through March 31, 2021 and ending April 1, 2021 (unless terminated early by us at our option) and confirms the availability of the remaining $300.0 million of undrawn amounts under the revolving credit facility. During the waiver period, the amendment provides for increased interest and fees, additional restrictions on debt, investments, dividends, share repurchases and capital expenditures, and a minimum liquidity requirement. In addition, all borrowings under the revolving credit facility made during the waiver period may only be used for payment of operating expenses, debt service and certain other specified uses. For additional discussion of the amendment to our credit agreement, see “Principal Debt Agreements” below.

For additional discussion of the impact of the COVID-19 pandemic on our business, see “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q.

Gaylord Rockies Joint Venture

We own a 62.1% interest in the Gaylord Rockies joint venture. Our management has concluded that the Company is the primary beneficiary of this variable interest entity (“VIE”) and the financial position and results of operations of the VIE have been consolidated in the accompanying condensed consolidated financial statements included herein. Gaylord Rockies opened on a fully operational basis in first quarter 2019.

Gaylord Palms Expansion

In 2018, we began construction of a $158 million expansion of Gaylord Palms, which will include an additional 303 guest rooms and 90,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure. The expansion is expected to be completed in summer 2021.

Gaylord Rockies Expansion

In February 2020, we and our joint venture partner in the Gaylord Rockies joint venture announced an $80 million expansion of Gaylord Rockies, which was intended to include an additional 317 guest rooms. The expansion was expected to begin in the second quarter of 2020, but, as discussed under “Impact of COVID-19” above, the expansion was deferred in response to the COVID-19 pandemic.

Circle

In 2019, we acquired a 50% equity interest in Circle for an initial capital contribution of $2.0 million, and we contributed an additional $5.0 million through March 31, 2020. The joint venture agreement requires us to contribute up to an additional $8.0 million through December 31, 2021. Circle launched its broadcast network on January 1, 2020, with sixteen original shows and two major distribution partnerships that broadcast Circle in markets accessible to more than 50% of U.S. television households.

Block 21 Acquisition

In December 2019, we entered into an agreement (the “Block 21 Agreement”) to purchase Block 21, a mixed-use entertainment, lodging, office and retail complex located in Austin, Texas, for $275 million, which includes the assumption of approximately $141 million of existing mortgage debt. Block 21 is the home of the ACL Live at the Moody Theater, a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin Hotel, the 350-seat 3TEN at ACL Live club and approximately 53,000 square feet of Class A commercial space. We paid a nonrefundable deposit of $15 million upon entry into the Block 21 Agreement, and the acquisition is subject to customary closing conditions, including, but not limited to, the consent to our assumption of the existing mortgage loan by the loan servicer. If the acquisition is completed, we intend to fund the acquisition with a portion of the proceeds from the underwritten public offering of 3.5 million shares of our common stock, at a price to the public of $85.60 per share, which we completed in December 2019 and which resulted in net proceeds of approximately $283 million, after deducting underwriters discounts and commissions and other expenses.

Dividend Payment

On February 25, 2020, our board of directors declared our first quarter 2020 cash dividend in the amount of $0.95 per share of common stock, or an aggregate of approximately $52.2 million in cash, which was paid on April 15, 2020 to stockholders of record as of the close of business on March 31, 2020. Following payment of our first quarter 2020 cash dividend, we suspended our regular quarterly dividend payments for the remainder of 2020, and our board of directors will consider a future dividend as permitted by our credit agreement. Our credit facility amendment described below under “Principal Debt Agreements” permits payment of dividends as necessary to maintain our REIT status and permits us to pay a dividend of $0.01 per share each quarter. Prior to the suspension of dividends as a result of the COVID-19 pandemic, we had planned to continue to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. Any future dividend is subject to our board of directors determinations as to the amount of distributions and the timing thereof.

Our Long-Term Strategic Plan

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

Expansion of Hotel Asset Portfolio. While our pre-COVID 19 short-term capital allocation strategy has focused on returning capital to stockholders through the payment of dividends, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. As a REIT, we do not view independent, large-scale development of resort and convention hotels as a part of our long-term growth strategy.

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in four Blake Shelton-themed multi-level bar, music venue and event spaces named after the Shelton hit “Ol’ Red,” and we have invested in Circle as discussed above.

Our Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties (including our investment in the Gaylord Rockies joint venture), the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, our equity investment in Circle, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three months ended March 31, 2020 and 2019, our total revenues were divided among these business segments as follows:

	Three Months Ended
	March 31,
Segment	2020	2019
Hospitality	91%	91%
Entertainment	9%	9%
Corporate and Other	0%	0%

As described above, our hotels and entertainment assets are currently closed, pending our decision to safely reopen facilities as discussed above. While facilities are closed, we expect negligible revenue, and we will incur expenses as described above under “Impact of COVID-19 Pandemic.”

Key Performance Indicators

The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels, which are managed by Marriott. These factors impact the price that Marriott can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. The following key performance indicators are commonly used in the hospitality REIT industry, allow investors to compare our performance with other companies in the hospitality REIT industry, and are used by management to evaluate hotel performance and allocate capital expenditures:

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

For the three months ended March 31, 2020, the calculation of these indicators has not been changed as a result of the COVID-19 pandemic and the resulting hotel closures and is consistent with prior periods. The closure of our Gaylord Hotel properties has resulted in the significant decrease in performance reflected in these metrics for the three months ended March 31, 2020, as compared to the prior year period.

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months ended March 31, 2020 and 2019. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited
	Three Months Ended March 31,
	2020	%	2019	%
Income Statement Data:
REVENUES:
Rooms	$106,128	33.9%	$132,212	35.7%
Food and beverage	145,750	46.6%	171,143	46.2%
Other hotel revenue	33,793	10.8%	34,155	9.2%
Entertainment	27,359	8.7%	33,265	9.0%
Total revenues	313,030	100.0%	370,775	100.0%
OPERATING EXPENSES:
Rooms	32,308	10.3%	34,969	9.4%
Food and beverage	83,811	26.8%	91,359	24.6%
Other hotel expenses	90,474	28.9%	90,939	24.5%
Hotel management fees, net	5,492	1.8%	9,756	2.6%
Entertainment	29,346	9.4%	25,641	6.9%
Corporate	8,136	2.6%	9,004	2.4%
Preopening costs	801	0.3%	2,134	0.6%
Gain on sale of assets	(1,261)	(0.4)%	—	—%
Credit loss on held-to-maturity securities	5,828	1.9%	—	—%
Depreciation and amortization:
Hospitality	49,769	15.9%	50,133	13.5%
Entertainment	3,105	1.0%	2,479	0.7%
Corporate and Other	471	0.2%	397	0.1%
Total depreciation and amortization	53,345	17.0%	53,009	14.3%
Total operating expenses	308,280	98.5%	316,811	85.4%
OPERATING INCOME:
Hospitality	23,817	8.3%	60,354	17.9%
Entertainment	(5,092)	(18.6)%	5,145	15.5%
Corporate and Other	(8,607)	(A)	(9,401)	(A)
Preopening costs	(801)	(0.3)%	(2,134)	(0.6)%
Gain on sale of assets	1,261	0.4%	—	—%
Credit loss on held-to-maturity securities	(5,828)	(1.9)%	—	—%
Total operating income	4,750	1.5%	53,964	14.6%
Interest expense	(29,358)	(A)	(32,087)	(A)
Interest income	2,371	(A)	2,908	(A)
Loss from unconsolidated joint ventures	(1,895)	(A)	—	(A)
Other gains and (losses), net	195	(A)	(141)	(A)
Provision for income taxes	(26,799)	(A)	(1,974)	(A)
Net income (loss)	(50,736)	(A)	22,670	(A)
Net loss attributable to noncontrolling interest in consolidated joint venture	4,220	(A)	6,738	(A)
Net income (loss) available to common stockholders	$(46,516)	(A)	$29,408	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months ended March 31, 2020 and 2019 (in thousands, except percentages and per share data):

	Three Months Ended
	March 31,
			%
	2020	2019	Change
Total revenues	$313,030	$370,775	(15.6)%
Total operating expenses	308,280	316,811	(2.7)%
Operating income	4,750	53,964	(91.2)%
Net income (loss)	(50,736)	22,670	(323.8)%
Net income (loss) available to common shareholders	(46,516)	29,408	(258.2)%
Net income (loss) available to common shareholders per share - diluted	(0.85)	0.57	(249.1)%

Total Revenues

The decrease in our total revenues for the three months ended March 31, 2020, as compared to the same period in 2019, is attributable to decreases in our Hospitality segment and Entertainment segment of $51.8 million and $5.9 million, respectively.

Total Operating Expenses

The decrease in our total operating expenses for the three months ended March 31, 2020, as compared to the same period in 2019, is primarily the result of a decrease in our Hospitality segment of $14.9 million, partially offset by an increase in our Entertainment segment of $3.7 million and a credit loss on held-to-maturity investments that did not occur in the prior year of $5.8 million.

Net Income (Loss)

Our net loss of $50.7 million for the three months ended March 31, 2020, as compared to net income of $22.7 million for the same period in 2019, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $24.8 million increase in the provision for income taxes in the 2020 period.
●	A $2.7 million decrease in interest expense in the 2020 period.
●	A $1.9 million loss from unconsolidated joint ventures in the 2020 period that did not occur in the 2019 period.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2020 and 2019 (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2020	2019	Change
Revenues:
Rooms	$106,128	$132,212	(19.7)%
Food and beverage	145,750	171,143	(14.8)%
Other hotel revenue	33,793	34,155	(1.1)%
Total hospitality revenue	285,671	337,510	(15.4)%
Hospitality operating expenses:
Rooms	32,308	34,969	(7.6)%
Food and beverage	83,811	91,359	(8.3)%
Other hotel expenses	90,474	90,939	(0.5)%
Management fees, net	5,492	9,756	(43.7)%
Depreciation and amortization	49,769	50,133	(0.7)%
Total Hospitality operating expenses	261,854	277,156	(5.5)%
Hospitality operating income (1)(2)	$23,817	$60,354	(60.5)%
Hospitality performance metrics:
Occupancy	57.1%	72.3%	(15.2)	pts
ADR	$202.09	$201.07	0.5%
RevPAR (3)	$115.36	$145.30	(20.6)%
Total RevPAR (4)	$310.51	$370.93	(16.3)%
Net Definite Group Room Nights Booked (5)	(415,754)	273,453	(252.0)%
(1)	Hospitality segment operating income does not include preopening costs of $0.1 million and $0.7 million in the three months ended March 31, 2020 and 2019, respectively. Hospitality segment operating income also does not include gain on sale of assets of $1.3 million and credit losses on held-to-maturity securities of $5.8 million in the three months ended March 31, 2020. See discussion of these items below.
(2)	Hospitality segment operating income includes approximately $10.3 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Net definite group room nights booked includes approximately 600,000 group room cancellations in the three months ended March 31, 2020.

Total Hospitality segment revenues in the three months ended March 31, 2020 include $5.6 million in attrition and cancellation fee collections, an increase of $3.0 million from the 2019 period. In an effort to maintain our strong relationship with meeting planners, we intend to work with these meeting planners to defer additional attrition and cancellation fees attributable to the COVID-19 pandemic to deposits for future stays.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended
	March 31,
	2020	2019
Group	79%	78%
Transient	21%	22%

Other hotel expenses for the three months ended March 31, 2020 and 2019 consist of the following (in thousands):

	Three Months Ended
	March 31,
			%
	2020	2019	Change
Administrative employment costs	$39,039	$35,989	8.5%
Utilities	6,830	7,374	(7.4)%
Property taxes	9,256	9,106	1.6%
Other	35,349	38,470	(8.1)%
Total other hotel expenses	$90,474	$90,939	(0.5)%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to an increase at Gaylord National related to unionized labor costs. Utility costs decreased during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to decreases at Gaylord National and Gaylord Palms due to lower usage. Property taxes increased slightly during the three months ended March 31, 2020, as compared to the 2019 period. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, decreased during the three months ended March 31, 2020, as compared to the same period in 2019, primarily as a result of various decreases at Gaylord Opryland, Gaylord Texan and Gaylord National, which were aided by cost containment initiatives as a result of the COVID-19 pandemic.

Each of our management agreements with Marriott for our four owned Gaylord Hotels properties requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. The Gaylord Rockies’s management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. In the three months ended March 31, 2020 and 2019, we incurred $6.3 million and $7.2 million, respectively, related to base management fees for our Hospitality segment and $0 and $3.3 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 8, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense decreased slightly in the three months ended March 31, 2020, as compared to the same period in 2019.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2020 and 2019. The Gaylord Hotels properties experienced higher levels of attrition and cancellations which we believe are directly related to the COVID-19 pandemic starting in late February 2020 through the closures beginning on March 24, 2020. Therefore, the property-level financial results for the three months ended March 31, 2020 are not comparable to the prior year period. Total revenue at each of our Gaylord Hotels properties was lower than anticipated for the three months ended March 31, 2020 due to the COVID-19 pandemic. Operating costs at each of our Gaylord Hotels properties were lower for the three months ended March 31, 2020 as a result of cost containment initiatives and the property closures beginning March 24, 2020 due to the COVID-19 pandemic.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2020	2019	Change
Revenues:
Rooms	$30,870	$36,934	(16.4)%
Food and beverage	36,011	41,206	(12.6)%
Other hotel revenue	9,246	10,818	(14.5)%
Total revenue	76,127	88,958	(14.4)%
Operating expenses:
Rooms	8,263	8,558	(3.4)%
Food and beverage	20,437	21,522	(5.0)%
Other hotel expenses	24,621	25,464	(3.3)%
Management fees, net	1,264	3,171	(60.1)%
Depreciation and amortization	8,798	8,442	4.2%
Total operating expenses (1)	63,383	67,157	(5.6)%
Performance metrics:
Occupancy	60.4%	74.2%	(13.8)	pts
ADR	$194.54	$191.53	1.6%
RevPAR	$117.46	$142.10	(17.3)%
Total RevPAR	$289.67	$342.25	(15.4)%
(1)	Gaylord Opryland operating expenses do not include preopening costs of $0.1 million for the three months ended March 31, 2019 and a gain on sale of assets of $1.3 million in the three months ended March 31, 2020.

Rooms revenue and RevPAR were negatively impacted during the 2019 period by a rooms renovation project, which resulted in approximately 15,700 room nights out of service. The rooms renovation project was completed in the fourth quarter of 2019.

Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2020	2019	Change
Revenues:
Rooms	$17,468	$22,502	(22.4)%
Food and beverage	22,487	31,480	(28.6)%
Other hotel revenue	5,420	5,934	(8.7)%
Total revenue	45,375	59,916	(24.3)%
Operating expenses:
Rooms	3,983	4,319	(7.8)%
Food and beverage	11,987	14,377	(16.6)%
Other hotel expenses	17,177	17,139	0.2%
Management fees, net	765	1,630	(53.1)%
Depreciation and amortization	4,284	4,851	(11.7)%
Total operating expenses (1)	38,196	42,316	(9.7)%
Performance metrics:
Occupancy	62.6%	82.8%	(20.2)	pts
ADR	$216.67	$213.38	1.5%
RevPAR	$135.56	$176.57	(23.2)%
Total RevPAR	$352.14	$470.16	(25.1)%
(1)	Gaylord Palms operating expenses do not include preopening costs of $0.1 million in the three months ended March 31, 2020. See discussion of these items below.

Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2020	2019	Change
Revenues:
Rooms	$19,026	$25,205	(24.5)%
Food and beverage	29,255	40,169	(27.2)%
Other hotel revenue	7,715	6,665	15.8%
Total revenue	55,996	72,039	(22.3)%
Operating expenses:
Rooms	4,440	5,211	(14.8)%
Food and beverage	15,090	18,237	(17.3)%
Other hotel expenses	15,693	17,300	(9.3)%
Management fees, net	931	2,293	(59.4)%
Depreciation and amortization	6,463	6,644	(2.7)%
Total operating expenses	42,617	49,685	(14.2)%
Performance metrics:
Occupancy	56.3%	77.9%	(21.6)	pts
ADR	$204.70	$198.23	3.3%
RevPAR	$115.26	$154.39	(25.3)%
Total RevPAR	$339.22	$441.25	(23.1)%

Gaylord National Results. The results of Gaylord National for the three months ended March 31, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2020	2019	Change
Revenues:
Rooms	$19,528	$28,226	(30.8)%
Food and beverage	24,712	31,043	(20.4)%
Other hotel revenue	5,154	6,361	(19.0)%
Total revenue	49,394	65,630	(24.7)%
Operating expenses:
Rooms	9,617	10,577	(9.1)%
Food and beverage	18,599	20,537	(9.4)%
Other hotel expenses	20,559	20,208	1.7%
Management fees, net	771	1,091	(29.3)%
Depreciation and amortization	6,941	6,983	(0.6)%
Total operating expenses (1)	56,487	59,396	(4.9)%
Performance metrics:
Occupancy	51.9%	72.0%	(20.1)	pts
ADR	$207.08	$218.38	(5.2)%
RevPAR	$107.51	$157.12	(31.6)%
Total RevPAR	$271.94	$365.34	(25.6)%
(1)	Gaylord National operating expenses do not include credit losses on held-to-maturity securities of $5.8 million in the three months ended March 31, 2020. See discussion of this item below.

Gaylord Rockies Results. The results of Gaylord Rockies for the three months ended March 31, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2020	2019	Change
Revenues:
Rooms	$15,930	$14,743	8.1%
Food and beverage	32,568	26,234	24.1%
Other hotel revenue	6,100	4,266	43.0%
Total revenue	54,598	45,243	20.7%
Operating expenses:
Rooms	4,843	5,045	(4.0)%
Food and beverage	16,948	15,780	7.4%
Other hotel expenses	10,324	8,716	18.4%
Management fees, net	2,151	1,811	18.8%
Depreciation and amortization	22,609	22,461	0.7%
Total operating expenses (1)	56,875	53,813	5.7%
Performance metrics:
Occupancy	57.4%	55.4%	2.0	pts
ADR	$203.31	$196.81	3.3%
RevPAR	$116.63	$109.13	6.9%
Total RevPAR	$399.72	$334.91	19.4%
(1)	Gaylord Rockies operating expenses do not include preopening costs of $0.7 million in the three months ended March 31, 2019. See discussion of these items below.

Entertainment Segment

Total Segment Results. Due to the COVID-19 pandemic, we closed our Entertainment segment assets on March 15, 2020. Therefore, the Entertainment segment financial results for the three months ended March 31, 2020 are not comparable to the prior year period. The following presents the financial results of our Entertainment segment for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2020	2019	Change
Revenues	$27,359	$33,265	(17.8)%
Operating expenses	29,346	25,641	14.4%
Depreciation and amortization	3,105	2,479	25.3%
Operating income (loss) (1)(2)	$(5,092)	$5,145	(199.0)%
(1)	Entertainment segment operating income (loss) does not include preopening costs of $0.7 million and $1.4 million in the three months ended March 31, 2020 and 2019, respectively. See discussion of these items below.
(2)	Entertainment segment operating income (loss) includes approximately $3.7 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Entertainment segment total revenue decreased for the three months ended March 31, 2020, as compared to the prior year period, due to the COVID-19 pandemic. Entertainment segment operating expenses increased for the three months ended March 31, 2020, as compared to the 2019 period, primarily due to operating expenses for Ole Red Gatlinburg and increased cost of sales associated with content development. These increases were partially offset by cost containment initiatives and the property closures due to the COVID-19 pandemic.

Entertainment segment depreciation and amortization expense increased in the three months ended March 31, 2020, as compared to the prior year period, primarily as a result of Ole Red Gatlinburg and capital improvements at the Grand Ole Opry House to improve the customer experience, each resulting in increased depreciable asset levels.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2020	2019	Change
Operating expenses	$8,136	$9,004	(9.6)%
Depreciation and amortization	471	397	18.6%
Operating loss (1)	$(8,607)	$(9,401)	8.4%
(1)	Corporate segment operating loss includes approximately $0.2 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs. Corporate and Other segment operating expenses decreased in the three months ended March 31, 2020, as compared to the prior year period, primarily as a result of cost containment efforts, including the deferral of compensation increases for each of our vice president and higher positions, and the deferral of 50% of the salary for our chief executive officer.

Operating Results – Preopening Costs

Preopening costs of $0.8 million during the three months ended March 31, 2020 primarily include costs associated with Ole Red Orlando, which was scheduled to open in April 2020, and has been postponed as a result of the COVID-19 pandemic, and the Gaylord Palms expansion, which is expected to be completed in summer 2021. Preopening costs of $2.1 million during the three months ended March 31, 2019 primarily include costs associated with Ole Red Gatlinburg, which opened in March 2019, and Gaylord Rockies, which opened on a fully operational basis in first quarter 2019.

Operating Results – Gain on Sale of Assets

Gain on sale of assets of $1.3 million during the three months ended March 31, 2020 includes the sale of certain items at Gaylord Opryland.

Operating Results – Credit Losses on Held-to-Maturity Securities

Credit losses on held-to-maturity securities of $5.8 million during the three months ended March 31, 2020 relate to the bonds we received in 2008 related to the Gaylord National construction, which we hold as notes receivable. See further discussion regarding these credit losses in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2020	2019	Change
Interest expense	$29,358	$32,087	(8.5)%
Interest income	2,371	2,908	(18.5)%
Loss from unconsolidated joint ventures	(1,895)	—	(100.0)%
Other gains and (losses), net	195	(141)	238.3%
Provision for income taxes	(26,799)	(1,974)	(1,257.6)%

Interest Expense

Interest expense decreased $2.7 million during the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to lower average borrowings and lower interest rates under our credit facility in the 2020 period, partially offset by increased principal balances outstanding under our senior notes.

Cash interest expense decreased $2.5 million to $28.2 million in the three months ended March 31, 2020, as compared to the same period in 2019. Non-cash interest expense, which includes amortization of deferred financing costs and the effects of interest rate swaps, and is offset by capitalized interest, decreased $0.2 million to $1.2 million in the three months ended March 31, 2020, as compared to the same period in 2019.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs and capitalized interest, was 4.5% and 5.2% for the three months ended March 31, 2020 and 2019, respectively.

Interest Income

Interest income for the three months ended March 31, 2020 and 2019 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for the three months ended March 31, 2020 represents our equity method share of losses associated with Circle.

Other Gains and (Losses), net

Other gains and (losses), net for the three months ended March 31, 2020 and 2019 represents various miscellaneous items.

Provision for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended March 31, 2020, we recorded an income tax provision of $26.8 million. The provision was primarily due to recording a valuation allowance of $26.7 million in the period, as discussed in Note 12, “Income Taxes,” to the condensed consolidated financial statements included herein. We also recorded income tax expense of $0.1 million, inclusive of valuation allowance, related to the current period operations.

For the three months ended March 31, 2019, we recorded an income tax provision of $2.0 million, which differed from the statutory rate primarily due to the REIT dividends paid deduction in the period.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the three months ended March 31, 2020, our net cash flows provided by operating activities were $4.7 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of approximately $41.0 million, partially offset by unfavorable changes in working capital of approximately $36.3 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities associated with the payment of accrued property taxes and incentive compensation and an increase in accounts receivable due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties.

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

Cash Flows From Investing Activities. During the three months ended March 31, 2020, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $43.2 million, and consisted primarily of the expansion of Gaylord Palms and ongoing maintenance capital expenditures for our existing properties.

During the three months ended March 31, 2019, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $48.9 million and consisted primarily of construction costs at Gaylord Rockies, a rooms renovation at Gaylord Opryland, construction of SoundWaves at Gaylord Opryland, the expansion at Gaylord Palms, and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and the payment of cash dividends. During the three months ended March 31, 2020, our net cash flows provided by financing activities were $346.8 million, primarily reflecting $400.0 million in borrowings under our revolving credit agreement, partially offset by the payment of $50.1 million in cash dividends.

During the three months ended March 31, 2019, our net cash flows used in financing activities were $7.7 million, primarily reflecting the payment of $44.4 in cash dividends, partially offset by increased borrowings under the previous Gaylord Rockies construction and mezzanine loans of $28.9 million and net borrowings under our revolving credit facility of $10.0 million.

Liquidity

At March 31, 2020, we had $662.2 million in unrestricted cash (including $400.0 million borrowed under our revolving credit facility on March 17, 2020) and $299.1 million available for borrowing under our revolving credit facility. During the three months ended March 31, 2020, we borrowed $400.0 million under our revolving credit facility, paid cash dividends of $50.1 million and incurred capital expenditures of $43.2 million. These net inflows were the primary factors in the increase in our cash balance from December 31, 2019 to March 31, 2020.

On February 25, 2020, our board of directors declared our first quarter 2020 cash dividend in the amount of $0.95 per share of common stock, or an aggregate of approximately $52.2 million in cash, which was paid on April 15, 2020 to stockholders of record as of the close of business on March 31, 2020. Following payment of our first quarter 2020 cash dividend, we suspended our regular quarterly dividend payments for the remainder of 2020, and our board of directors will consider a future dividend as permitted by our credit agreement. Our credit facility amendment described below permits payment of dividends as necessary to maintain our REIT status and permits us to pay a dividend of $0.01 per share each quarter. Prior to the suspension of dividends as a result of the COVID-19 pandemic, we had planned to continue to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. Any future dividend is subject to our board of director’s determinations as to the amount of distributions and the timing thereof.

We anticipate investing in our operations during the remainder of 2020 by spending between $90 million and $115 million in capital expenditures, which primarily includes minimal ongoing maintenance capital of our current facilities, the expansion of the guest rooms and convention space at Gaylord Palms and a rooms renovation at Gaylord National.

We believe that our cash on hand will be adequate to fund our general short-term commitments, as well as: (i) current operating expenses, (ii) interest expense on long-term debt obligations, and (iii) financing lease and operating lease obligations until our assets are able to reopen. If our existing cash were inadequate to fund such items, we could draw on our credit facility, subject to the satisfaction of provisions of the credit facility, as amended. While our assets are closed, we estimate that our monthly cash needs will be approximately $40 million to $50 million, which includes the Gaylord Rockies joint venture’s operating costs and debt service fully consolidated.

Our outstanding principal debt agreements are described below.

At March 31, 2020, we were in compliance with all covenants related to our outstanding debt, and our lender had waived the covenant in our credit facility that prohibits closure of the Gaylord Hotels properties for longer than a specified period of time.

Principal Debt Agreements

Credit Facility. On October 31, 2019, we entered into a Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, which amended and restated the Company’s existing credit facility. As amended, our credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a $300.0 million senior secured term loan A (the “Term Loan A”), and a $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below. On April 23, 2020, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement among the same parties, as discussed below.

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

The Amendment provides for a waiver of the foregoing financial covenants through March 31, 2021 and ending on April 1, 2021 (the “Temporary Waiver Period”). In addition, the Amendment contains a covenant that we must maintain unrestricted liquidity (in the form of unrestricted cash on hand or undrawn availability under the Revolver) of at least $100 million.

We may elect to terminate the Temporary Waiver Period prior to expiration. Upon expiration or termination of the Temporary Waiver Period, we will calculate compliance with the financial covenants in the Credit Agreement using a designated annualized calculation based on our most recently completed fiscal quarter or quarters, as applicable. Pursuant to the Amendment, we are required to use any proceeds from borrowings drawn during the Temporary Waiver Period to fund operating expenses, debt service of the Company and its subsidiaries, and permitted capital expenditures and investments.

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Revolving Credit Facility. Pursuant to the Credit Agreement, we extended the maturity date of the Revolver to March 31, 2024, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.40% to 1.95%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. At March 31, 2020, the interest rate on the Revolver was LIBOR plus 1.55%. Pursuant to the Amendment, during the Temporary Waiver Period, the applicable margin for LIBOR-based loans under the Revolver is 1.95%. Principal is payable in full at maturity.

At March 31, 2020, $400.0 million of borrowings were outstanding under the Revolver, and the lending banks had issued $0.9 million of letters of credit under the Credit Agreement, which left $299.1 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”) and our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), which we met at March 31, 2020.

Term Loan A Facility. Pursuant to the Credit Agreement, the Term Loan A was increased from $200 million to $300 million and the maturity date was extended to March 31, 2025. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.35% to 1.90%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. At March 31, 2020, the interest rate on the Term Loan A was LIBOR plus 1.50%. Pursuant to the Amendment, during the Temporary Waiver Period, the applicable margin for LIBOR-based loans under the Term Loan A is 1.90%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. Net proceeds from the increase in the Term Loan A pursuant to the Credit Agreement were approximately $94 million and, along with cash on hand, were used to repay $100 million of the outstanding indebtedness under the Term Loan B.

Term Loan B Facility. The Term Loan B has a maturity date of May 11, 2024. The applicable interest rate margins for borrowings under the Term Loan B are, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set forth in the Credit Agreement. At March 31, 2020, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. We have designated these interest rate swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. The Credit Agreement did not change the maturity date or applicable margin on interest rates for the Term Loan B. At March 31, 2020, $385.0 million in borrowings were outstanding under the Term Loan B.

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

The net proceeds from the issuance of the $500 Million 4.75% Senior Notes totaled approximately $493 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used substantially all of these proceeds to tender and redeem our previous $350 Million 5% Senior Notes and to repay a portion of the amounts outstanding under the Revolver.

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

The $400 Million 5% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 101.25% and 100.00% beginning on April 15 of 2020 and 2021, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

In connection with the issuance of the $400 Million 5% Senior Notes, we completed a registered offer to exchange the $400 Million 5% Senior Notes for registered notes with substantially identical terms as the $400 Million 5% Senior Notes in September 2015.

$800 Million Term Loan (Gaylord Rockies Joint Venture). On July 2, 2019, Aurora Convention Center Hotel, LLC and Aurora Convention Center Hotel Lessee, LLC, subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced the Gaylord Rockies joint venture’s existing $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility and also includes the option for an additional $80.0 million of borrowing capacity should the Gaylord Rockies joint venture pursue an expansion of Gaylord Rockies, which was announced in February 2020 but has been postponed as a result of the COVID-19 pandemic. The Gaylord Rockies Loan matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bears interest at LIBOR plus 2.50%. Simultaneous with closing, the Gaylord Rockies joint venture entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. We have designated this interest rate swap as an effective cash flow hedge.

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

Off-Balance Sheet Arrangements

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Credit Agreement had issued $0.9 million of letters of credit at March 31, 2020. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2020, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1) (2)	$2,985,000	$5,000	$10,000	$2,270,000	$700,000
Finance leases	1,548	260	487	199	602
Operating leases (3)	603,190	6,417	12,186	11,833	572,754
Construction commitments (4)	60,488	60,488	—	—	—
Other	12,755	1,109	2,218	2,218	7,210
Total contractual obligations	$3,662,981	$73,274	$24,891	$2,284,250	$1,280,566
(1)	Long-term debt commitments do not include approximately $536.6 million in interest payments projected to be due in future years (less than 1 year – $115.4 million; 1-3 years – $230.0 million; 3-5 years – $106.6 million; more than five years – $84.5 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at March

31, 2020 for our variable-rate debt, including the impact of interest rate swaps. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the interest we paid during the fiscal years 2019, 2018 and 2017.
(2)	Debt commitments due in 3-5 years includes $800.0 million of the Gaylord Rockies Loan for the Gaylord Rockies joint venture.
(3)	Total operating lease commitments of $603.2 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located, which we may extend until January 2101.
(4)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is generally 5.0% of the respective property’s total annual revenue; however, such funding has been suspended for the periods from March 2020 through August 2020 as a result of the COVID-19 pandemic. At March 31, 2020, $60.5 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

The expected cash flows under our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan are estimated based upon the best information currently available, but are not driven by contractual terms. Therefore, these obligations have been excluded from the contractual obligations table above. See Note 9 and Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion related to these obligations. In addition, the timing of the expected cash flows related to our funding obligation in the joint venture described in Note 13, “Commitments and Contingencies,” to the condensed consolidated financial statements included herein is not contractually determined. Therefore, this obligation has been excluded from the contractual obligations table above.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, stock-based compensation, depreciation and amortization, derivative financial instruments, income taxes, pension and postretirement benefits other than pension plans, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2019. Other than our January 1, 2020 adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” as discussed in Note 1, “Basis of Presentation,” to the condensed consolidated financial statements included herein, there were no newly identified critical accounting policies in the first three months of 2020, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Risk Related to Changes in Interest Rates

At March 31, 2020, borrowings outstanding under the Revolver bore interest at an annual rate of LIBOR plus 1.55%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $400.0 million in borrowings outstanding under the Revolver at March 31, 2020 would increase by approximately $4.0 million.

At March 31, 2020, borrowings outstanding under our Term Loan A bore interest at an annual rate of LIBOR plus 1.50%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $300.0 million in borrowings outstanding under our Term Loan A at March 31, 2020 would increase by approximately $3.0 million.

At March 31, 2020, borrowings outstanding under our Term Loan B bore interest at an annual rate of LIBOR plus 2.00%, subject to adjustment as described in the Credit Agreement. We have hedged our interest rate exposure on $350.0 million of borrowings under the Term Loan B with interest rate swaps that fix the LIBOR portion of interest payments through May 2023. If LIBOR were to increase by 100 basis points, our annual interest cost on the $35.0 million in borrowings outstanding under our Term Loan B that are not hedged at March 31, 2020 would increase by approximately $0.4 million.

At March 31, 2020, borrowings outstanding under the Gaylord Rockies Loan bore interest at an annual rate of LIBOR plus 2.50%. The Gaylord Rockies joint venture has hedged its interest rate exposure with an interest rate swap that fixes the LIBOR portion of interest payments through August 2022. If the Gaylord Rockies joint venture does not enter into an additional interest rate swap, the joint venture will be subject to interest rate risk from August 2022 through the maturity date of July 2023.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at March 31, 2020. As a result, the interest rate market risk implicit in these investments at March 31, 2020, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At March 31, 2020, the value of the investments in the pension plan was $54.9 million, and an immediate 10% decrease in this value would have reduced the value of the investments in the pension plan by approximately $5.5 million.

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

ITEM 1A. RISK FACTORS.

Except as otherwise described herein, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The novel coronavirus (COVID-19) pandemic has had and is expected to continue to have a material adverse effect on our financial condition, results of operations, and our ability to make distributions to our shareholders. Depending on its length and severity, the COVID-19 pandemic may also have a material adverse effect on our access to financial markets and our ability to service our indebtedness.

In March 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, have imposed unprecedented restrictions on travel, group gatherings and non-essential activities, including orders and guidance issued by U.S. federal, state and local governmental authorities, such as “social distancing” guidance and Safer at Home orders. There have also been significant business closures and a substantial reduction in economic activity in the United States as a result of the COVID-19 pandemic. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the U.S. economy as a whole, our businesses, and the lodging and entertainment industries in particular.

In response to the COVID-19 pandemic, on March 17, 2020, we completed a $400 million draw from our existing $700 million revolving line of credit as a precaution to ensure funds are available to meet our obligations for a sustained period of time during the COVID-19 pandemic. By March 24, 2020, we, working with our hotel manager, Marriott, had started suspending operations at our Gaylord Hotels properties and also suspended operations at substantially all of our entertainment assets. In addition, following the payment of our first quarter 2020 dividend on April 15, 2020 to stockholders of record on March 31, 2020, we suspended our regular quarterly dividend payments for the remainder of 2020, and any future dividend will be determined by our board of directors as permitted by our Credit Agreement. Further, we deferred substantially all non-essential capital projects, including our previously announced expansion at Gaylord Rockies, which was scheduled to begin in second quarter 2020.

While we were successful in amending our Credit Agreement to obtain waivers of the financial covenants, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Principal Debt Agreements,” the Amendment also increased the interest rates under our Revolver and Term Loan A, and imposed additional restrictions on debt, investments, dividends, share repurchases and capital expenditures, and included a minimum liquidity requirement, which will increase our interest costs and impose constraints on the manner in which we do business.

The material adverse effect on our businesses will continue while our assets remain closed, if not longer. Although we have taken steps, including those described above, to mitigate the impact of the COVID-19 pandemic on our businesses, we cannot predict the full extent and duration of the effects of the COVID-19 pandemic on our businesses. The longer and more severe the pandemic, the greater the material adverse effect on our financial condition, our results of operations, and our ability to make distributions to our shareholders. Further, depending on its duration and severity, the COVID-19 pandemic may have a material adverse effect on our access to financial markets and our ability to service our indebtedness.

We also cannot predict how soon we will be able to reopen our Gaylord Hotels properties or our entertainment assets when the COVID-19 pandemic subsides, as our ability to reopen and to resume normal operations will depend in part on the actions of a number of governmental authorities over which we have no control. It is possible that modified social distancing requirements or recommendations will alter the way we do business after we reopen, possibly for an extended period of time. Such changes may result in higher costs and lower profit margins at our assets. Moreover, once restrictions are relaxed or lifted, it is unclear whether consumer demand for convention center resorts and country music entertainment experiences will return, in part, because we cannot predict the levels of consumer confidence in the safety of travel and group gatherings following the COVID-19 pandemic. We also cannot predict the pace of recovery following the reopening of our Gaylord Hotels properties, which may be affected by adverse economic conditions, including job losses, group customers’ budget constraints, debt loads and other factors. For our managed assets, we will rely on Marriott to safely reopen, to operate these assets in a matter consistent with their obligations under their management agreements with us and to increase business levels at our properties, and we cannot assure you that Marriott will be successful in doing so.

The COVID-19 pandemic has also resulted in significant financial market volatility and uncertainty, including on the market price of our common stock. A continuation or worsening of the levels of market disruption and volatility seen during the first and second quarters of 2020 could have a further adverse effect on the market price of our common stock.

We could be required to refinance our debt before it matures and there is no assurance that we will be able to refinance our debt on acceptable terms.

Our ability to refinance each of our agreements governing our indebtedness on acceptable terms will be dependent on a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. In addition, although we have been successful in negotiating an amendment to our Credit Agreement, which waives the financial covenants imposed by the Credit Agreement through March 31, 2021 and ending April 1, 2021, we may be unsuccessful in negotiating any further amendments or modifications to the agreements governing our indebtedness as we may deem necessary in response to the COVID-19 pandemic. To the extent the COVID-19 pandemic continues or our business levels do not recover to pre-pandemic levels or we are otherwise unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms, selling one or more hotel properties at unattractive prices or on disadvantageous terms, or defaulting on mortgages and allowing our lenders to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our cash distributions are not guaranteed and may fluctuate, and we have suspended our regularly quarterly dividend for the remainder of 2020.

A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders. Generally, our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments and plans for future acquisitions and divestitures. Our board of directors has previously approved a dividend policy pursuant to which we will pay a quarterly cash dividend based on an annualized amount of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income on an annual basis, whichever is greater. As part of the actions taken to preserve liquidity in light of the COVID-19 pandemic, our board of directors suspended our regular monthly dividend payments for the remainder of 2020, and our board of directors will consider a future dividend as permitted by our credit agreement, which currently permits payment of dividends as necessary to maintain our REIT status and permits us to pay a dividend of $0.01 per share each quarter. The dividend policy may be altered at any time by our board of directors (as otherwise permitted by our credit agreement) and certain provisions of our agreements governing our other indebtedness may prohibit us from paying dividends in accordance with the prior policy. Consequently, our distribution levels may fluctuate.

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

10.1

Amendment No. 1 to Sixth Amended Credit Agreement, dated April 23, 2020, among Ryman Hospitality Properties, Inc., as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2020).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three months ended March 31, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: May 7, 2020	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Corporate
Controller and Chief Accounting Officer