Form 10-Q
period 2020-06-30
Ryman Hospitality Properties, Inc.
filed 2020-08-06
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2020
Common Stock, par value $.01	54,978,957 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2020

INDEX

Page

Part I - Financial Information	3

Item 1. Financial Statements.	3

Condensed Consolidated Balance Sheets (Unaudited) – June 30, 2020 and December 31, 2019	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) - For the Three Months and Six Months Ended June 30, 2020 and 2019	4

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Six Months Ended June 30, 2020 and 2019	5

Condensed Consolidated Statements of Stockholders’ Equity and Noncontrolling Interest (Unaudited) - For the Three Months and Six Months Ended June 30, 2020 and 2019	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	56

Item 4. Controls and Procedures.	56

Part II - Other Information	57

Item 1. Legal Proceedings.	57

Item 1A. Risk Factors.	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	59

Item 3. Defaults Upon Senior Securities.	59

Item 4. Mine Safety Disclosures.	59

Item 5. Other Information.	59

Item 6. Exhibits.	60

SIGNATURES	61

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30,	December 31,
	2020	2019
ASSETS:
Property and equipment, net of accumulated depreciation (including $956,935 and $979,012 from VIEs, respectively)	$3,121,446	$3,130,252
Cash and cash equivalents - unrestricted (including $12,945 and $33,772 from VIEs, respectively)	82,376	362,430
Cash and cash equivalents - restricted	54,923	57,966
Notes receivable	82,542	110,135
Trade receivables, less credit loss reserve of $1,116 and $828, respectively (including $5,077 and $16,523 from VIEs, respectively)	18,370	70,768
Deferred income tax assets, net	—	25,959
Prepaid expenses and other assets (including $30,841 and $27,888 from VIEs, respectively)	98,255	123,845
Intangible assets (including $182,366 and $202,366 from VIEs, respectively)	187,033	207,113
Total assets	$3,644,945	$4,088,468

LIABILITIES AND EQUITY:
Debt and finance lease obligations (including $793,332 and $792,696 from VIEs, respectively)	$2,576,307	$2,559,968
Accounts payable and accrued liabilities (including $35,356 and $57,590 from VIEs, respectively)	152,651	264,915
Dividends payable	772	50,711
Deferred management rights proceeds	174,274	175,332
Operating lease liabilities	107,175	106,331
Deferred income tax liabilities, net	683	—
Other liabilities (including $25,049 and $2,174 from VIEs, respectively)	97,686	64,971
Total liabilities	3,109,548	3,222,228
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	141,693	221,511
Stockholders' equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 54,978 and 54,897 shares issued and outstanding, respectively	550	549
Additional paid-in capital	1,188,046	1,185,168
Treasury stock of 648 and 619 shares, at cost	(18,467)	(17,315)
Accumulated deficit	(711,798)	(495,514)
Accumulated other comprehensive loss	(64,627)	(28,159)
Total stockholders' equity	393,704	644,729
Total liabilities and equity	$3,644,945	$4,088,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Rooms	$2,802	$144,704	$108,930	$276,916
Food and beverage	1,510	173,030	147,260	344,173
Other hotel revenue	5,993	39,395	39,786	73,550
Entertainment	4,376	50,590	31,735	83,855
Total revenues	14,681	407,719	327,711	778,494

Operating expenses:
Rooms	4,472	36,099	36,780	71,068
Food and beverage	11,891	90,680	95,702	182,039
Other hotel expenses	45,045	90,527	135,519	181,466
Management fees, net	(563)	10,399	4,929	20,155
Total hotel operating expenses	60,845	227,705	272,930	454,728
Entertainment	13,457	33,059	42,803	58,700
Corporate	7,258	8,110	15,394	17,114
Preopening costs	700	(24)	1,501	2,110
Gain on sale of assets	—	—	(1,261)	—
Credit loss on held-to-maturity securities	19,145	—	24,973	—
Depreciation and amortization	54,011	53,553	107,356	106,562
Total operating expenses	155,416	322,403	463,696	639,214

Operating income (loss)	(140,735)	85,316	(135,985)	139,280
Interest expense	(30,042)	(33,492)	(59,400)	(65,579)
Interest income	1,854	2,970	4,225	5,878
Loss from unconsolidated joint ventures	(1,820)	(167)	(3,715)	(167)
Other gains and (losses), net	(16,755)	(111)	(16,560)	(252)
Income (loss) before income taxes	(187,498)	54,516	(211,435)	79,160

Provision for income taxes	(161)	(8,232)	(26,960)	(10,206)
Net income (loss)	(187,659)	46,284	(238,395)	68,954

Net loss attributable to noncontrolling interest in consolidated joint venture	14,167	3,099	18,387	9,837
Net income (loss) available to common stockholders	$(173,492)	$49,383	$(220,008)	$78,791

Basic income (loss) per share available to common stockholders	$(3.16)	$0.96	$(4.00)	$1.53
Diluted income (loss) per share available to common stockholders	$(3.16)	$0.95	$(4.00)	$1.52

Comprehensive income (loss), net of taxes	$(188,848)	$46,382	$(277,021)	$69,161
Comprehensive loss, net of taxes, attributable to noncontrolling interest	14,228	3,099	27,057	9,837
Comprehensive income (loss), net of taxes, available to common stockholders	$(174,620)	$49,481	$(249,964)	$78,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(238,395)	$68,954
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
Provision for deferred income taxes	26,641	8,187
Depreciation and amortization	107,356	106,562
Amortization of deferred financing costs	3,851	3,866
Credit loss on held-to-maturity securities	24,973	—
Forfeiture of Block21 earnest deposit	15,000	—
Write-off of deferred financing costs	235	—
Loss from unconsolidated joint ventures	3,715	167
Stock-based compensation expense	4,419	3,961
Changes in:
Trade receivables	52,237	(22,609)
Accounts payable and accrued liabilities	(109,821)	(32,925)
Other assets and liabilities	(1,012)	2,461
Net cash flows provided by (used in) operating activities	(110,801)	138,624

Cash Flows from Investing Activities:
Purchases of property and equipment	(83,139)	(69,074)
Collection of notes receivable	—	10,446
Investment in other joint ventures	(6,728)	(2,164)
Other investing activities, net	1,691	(118)
Net cash flows used in investing activities	(88,176)	(60,910)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	25,000	4,000
Repayments under term loan B	(2,500)	(1,250)
Borrowing under Gaylord Rockies construction and mezzanine loans	—	37,653
Deferred financing costs paid	(1,510)	(27)
Payment of dividends	(102,315)	(90,724)
Distributions from consolidated joint venture to noncontrolling interest partners	(992)	(10,591)
Payment of tax withholdings for share-based compensation	(1,660)	(3,876)
Other financing activities, net	(143)	7,106
Net cash flows used in financing activities	(84,120)	(57,709)

Net change in cash, cash equivalents, and restricted cash	(283,097)	20,005
Cash, cash equivalents, and restricted cash, beginning of period	420,396	149,089
Cash, cash equivalents, and restricted cash, end of period	$137,299	$169,094

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$82,376	$103,842
Cash and cash equivalents - restricted	54,923	65,252
Cash, cash equivalents, and restricted cash, end of period	$137,299	$169,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Stock	Capital	Stock	Deficit	Loss	Equity	Interest
BALANCE, December 31, 2019	$549	$1,185,168	$(17,315)	$(495,514)	$(28,159)	$644,729	$221,511
Net loss	—	—	—	(46,516)	—	(46,516)	(4,220)
Adjustment of noncontrolling interest to redemption value	—	—	—	54,265	—	54,265	(54,265)
Transition adjustment related to adoption of ASU 2016-13	—	—	—	(5,343)	2,158	(3,185)	—
Other comprehensive loss, net of income taxes	—	—	—	—	(37,437)	(37,437)	—
Payment of dividends ($0.95 per share)	—	147	(557)	(51,996)	—	(52,406)	—
Restricted stock units and stock options surrendered	1	(1,660)	—	—	—	(1,659)	—
Stock-based compensation expense	—	2,230	—	—	—	2,230	—
BALANCE, March 31, 2020	$550	$1,185,885	$(17,872)	$(545,104)	$(63,438)	$560,021	$163,026
Net loss	—	—	—	(173,492)	—	(173,492)	(14,167)
Adjustment of noncontrolling interest to redemption value	—	—	—	6,174	—	6,174	(6,174)
Other comprehensive loss, net of income taxes	—	—	—	—	(1,189)	(1,189)	—
Payment of dividends	—	—	(595)	624	—	29	—
Distribution from consolidated joint venture to noncontrolling interest partners	—	—	—	—	—	—	(992)
Restricted stock units and stock options surrendered	—	(29)	—	—	—	(29)	—
Stock-based compensation expense	—	2,190	—	—	—	2,190	—
BALANCE, June 30, 2020	$550	$1,188,046	$(18,467)	$(711,798)	$(64,627)	$393,704	$141,693

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Stock	Capital	Stock	Deficit	Loss	Equity	Interest
BALANCE, December 31, 2018	$513	$900,795	$(15,183)	$(388,524)	$(28,024)	$469,577	$287,433
Net income	—	—	—	29,408	—	29,408	(6,738)
Adjustment of noncontrolling interest to redemption value	—	—	—	(10,420)	—	(10,420)	10,420
Transition adjustment related to adoption of ASU 2018-02	—	—	—	2,707	(2,707)	—	—
Other comprehensive income, net of income taxes	—	—	—	—	109	109	—
Payment of dividends ($0.90 per share)	—	168	(504)	(46,076)	—	(46,412)	—
Restricted stock units and stock options surrendered	1	(3,825)	—	—	—	(3,824)	—
Stock-based compensation expense	—	2,026	—	—	—	2,026	—
BALANCE, March 31, 2019	$514	$899,164	$(15,687)	$(412,905)	$(30,622)	$440,464	$291,115
Net income	—	—	—	49,383	—	49,383	(3,099)
Adjustment of noncontrolling interest to redemption value	—	—	—	(10,293)	—	(10,293)	10,293
Other comprehensive income, net of income taxes	—	—	—	—	98	98	—
Payment of dividends ($0.90 per share)	—	93	—	(46,593)	—	(46,500)	—
Distribution from consolidated joint venture to noncontrolling interest partners	—	—	—	—	—	—	(10,591)
Restricted stock units and stock options surrendered	—	(63)	—	—	—	(63)	—
Stock-based compensation expense	—	1,935	—	—	—	1,935	—
BALANCE, June 30, 2019	$514	$901,129	$(15,687)	$(420,408)	$(30,524)	$435,024	$287,718

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

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (COVID-19) as a pandemic, which continues to spread throughout the United States. COVID-19 is having an unprecedented impact on the U.S. economy, and there is significant uncertainty surrounding the full extent of its impact on the Company’s future results of operations and financial position.

The Company, in consultation with local governmental authorities, first determined to close its Nashville-based entertainment venues in mid-March 2020. As cancellations at the Gaylord Hotels properties began to increase, the Company and its hotel manager, Marriott, implemented a series of operational changes, culminating with the suspension of operations at the Gaylord Hotels properties in late March 2020. Gaylord Texan reopened June 8, 2020, and Gaylord Opryland, Gaylord Palms and Gaylord Rockies reopened June 25, 2020. Gaylord National remains closed. Hotel employees that were laid off or furloughed were generally paid the equivalent of one week of compensation, and benefits for hotel employees were maintained throughout the closure for those properties that have reopened and are being maintained through September 30, 2020 for Gaylord National.

In the Company’s Entertainment segment, in addition to the temporary closure of its entertainment assets, the Company has taken steps to reduce operating costs in all areas. Many of the Company’s Nashville-based attractions reopened in May and June 2020; however, the Grand Ole Opry and Ryman Auditorium have remained closed for publicly attended performances. The Company paid all full-time and part-time employees at these properties through June 27, 2020. The Grand Ole Opry and Ryman Auditorium began offering limited-capacity tours in June 2020, and the Company’s decision to reopen to public performances will be based on a number of factors and made in consultation with local health authorities.

The Company amended its credit facility on April 23, 2020, as described in Note 7, “Debt.” The Company continues to pay all required debt service payments on its indebtedness, lease payments, taxes and other payables.

At June 30, 2020, after amending its credit agreement as described in Note 7, “Debt,” to the condensed consolidated financial statements included herein, the Company had an additional $674.1 million available for borrowing under its revolving credit facility and $82.4 million in unrestricted cash on hand. In addition, following the payment of the Company’s first quarter 2020 dividend as discussed in Note 14, “Stockholders Equity,” to the condensed consolidated financial statements included herein, the Company suspended its regular quarterly dividend payments for the remainder of 2020. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement. The Company’s credit agreement amendment described in Note 7, “Debt,” to the condensed consolidated financial statements included herein, permits payment of dividends as necessary to maintain the Company’s REIT status and permits the Company to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to the Company’s board of director’s determinations as to the amount of distributions and timing thereof.

The Company has deferred substantially all non-essential capital projects, in addition to delaying the Gaylord Rockies expansion project, which was scheduled to begin construction in second quarter 2020. The Gaylord Palms expansion project is continuing, and the Company believes the expansion will allow Gaylord Palms to serve groups moving meetings to 2021.

Termination of Block 21 Acquisition

In December 2019, the Company entered into an agreement to purchase Block 21, a mixed-use entertainment, lodging, office and retail complex located in Austin, Texas, for $275 million, which included the assumption of approximately $141 million of existing mortgage debt. In May 2020, in response to the then-existing capital markets and economic environment caused by the COVID-19 pandemic, the Company determined it was not in the best interest of shareholders to focus resources and capital on the project and terminated the purchase agreement. The Company forfeited a nonrefundable December 2019 deposit of $15.0 million and recorded a loss, which is included in other gains and (losses), net in the accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 2020.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The guidance in ASU 2020-04 is optional, effective immediately, and may be elected over time as reference rate reform activities occur generally through December 31, 2022. During the first and second quarters of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of this guidance and may apply other elections as applicable as additional market changes occur.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Hotel group rooms	$153	$106,068	$82,864	$208,760
Hotel transient rooms	2,649	38,636	26,066	68,156
Hotel food and beverage - banquets	81	123,521	108,251	249,717
Hotel food and beverage - outlets	1,429	49,509	39,009	94,456
Hotel other	5,993	39,395	39,786	73,550
Entertainment admissions/ticketing	486	21,960	10,767	35,583
Entertainment food and beverage	1,499	17,848	11,526	29,887
Entertainment retail and other	2,391	10,782	9,442	18,385
Total revenues	$14,681	$407,719	$327,711	$778,494

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gaylord Opryland	$1,320	$98,987	$77,447	$187,945
Gaylord Palms	814	47,357	46,189	107,273
Gaylord Texan	5,472	69,326	61,468	141,365
Gaylord National	529	78,128	49,923	143,758
Gaylord Rockies	1,806	55,436	56,404	100,679
AC Hotel	146	3,314	1,995	5,749
Inn at Opryland and other	218	4,581	2,550	7,870
Total Hospitality segment revenues	$10,305	$357,129	$295,976	$694,639

The majority of the Company’s Entertainment segment revenues are concentrated in Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At June 30, 2020 and December 31, 2019, the Company had $57.4 million and $76.7 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2019, approximately $44.0 million was recognized in revenue during the six months ended June 30, 2020.

3. INCOME (LOSS) PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average shares outstanding - basic	54,974	51,440	54,943	51,395
Effect of dilutive stock-based compensation	—	118	—	167
Effect of dilutive put rights	—	268	—	268
Weighted average shares outstanding - diluted	54,974	51,826	54,943	51,830

For the three months and six months ended June 30, 2020, the effect of dilutive stock-based compensation was the equivalent of 0.1 million shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months and six months ended June 30, 2020, these incremental shares were excluded from the computation of dilutive earnings per share as the effect of their inclusion would have been anti-dilutive.

As more fully discussed in Note 13, “Commitments and Contingencies,” to the condensed consolidated financial statements included herein, certain affiliates of Ares Management, L.P. (“Ares”) each have a put right to require the Company to purchase their joint venture interests in the Gaylord Rockies joint venture in consideration of cash or operating partnership units (“OP Units”) of RHP Hotel Properties, LP (the “Operating Partnership”). Any OP Units issued by the Operating Partnership to the certain affiliates of Ares will be redeemable at the option of the holders thereof. Redemptions will be paid in cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. For the three months and six months ended June 30, 2020, the effect of dilutive put rights was the equivalent of 0.4 million shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months and six months ended June 30, 2020, these incremental shares were excluded from the computation of dilutive earnings per share as the effect of their inclusion would have been anti-dilutive.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is comprised of amounts related to the Company’s minimum pension liability discussed in Note 11, “Pension and Postretirement Benefits Other Than Pension Plans,” interest rate derivatives designated as cash flow hedges related to the Company’s and the Gaylord Rockies joint venture’s outstanding debt as discussed in Note 7, “Debt,” and amounts related to an other-than-temporary impairment of a held-to-maturity investment that existed prior to the Company’s adoption of ASU 2016-13 with respect to the notes receivable discussed in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein, and Note 3, “Notes Receivable,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2020 and 2019 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2019	$(23,916)	$(5,877)	$1,634	$(28,159)
Losses arising during period	(1,106)	—	(40,148)	(41,254)
Amounts reclassified from accumulated other comprehensive loss	33	105	2,490	2,628
Net other comprehensive income (loss)	(1,073)	105	(37,658)	(38,626)
Transition adjustment related to adoption of ASU 2016-13 (see Note 1)	—	2,158	—	2,158
Balance, June 30, 2020	$(24,989)	$(3,614)	$(36,024)	$(64,627)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2018	$(21,814)	$(6,210)	$—	$(28,024)
Amounts reclassified from accumulated other comprehensive loss	39	166	—	205
Income tax benefit	2	—	—	2
Net other comprehensive income	41	166	—	207
Transition adjustment related to adoption of ASU 2018-02	(2,707)	—	—	(2,707)
Balance, June 30, 2019	$(24,480)	$(6,044)	$—	$(30,524)

5. PROPERTY AND EQUIPMENT:

Property and equipment, including right-of-use finance lease assets, at June 30, 2020 and December 31, 2019 is recorded at cost (except for right-of-use finance lease assets) and summarized as follows (in thousands):

	June 30,	December 31,
	2020	2019
Land and land improvements	$351,496	$349,024
Buildings	3,454,057	3,432,136
Furniture, fixtures and equipment	970,126	968,858
Right-of-use finance lease assets	1,613	1,613
Construction-in-progress	115,552	82,906
	4,892,844	4,834,537
Accumulated depreciation and amortization	(1,771,398)	(1,704,285)
Property and equipment, net	$3,121,446	$3,130,252

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $82.5 million and $110.1 million at June 30, 2020 and December 31, 2019, respectively, net of credit loss reserve of $30.2 million and $0, respectively. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

The Company has the intent and ability to hold these bonds to maturity. In the first quarter of 2020, the Company recorded an initial transition adjustment of $5.2 million and has since performed its quarterly assessment of credit losses under the newly adopted credit loss standard discussed in Note 1, which considers the estimate of projected tax revenues that will service the Series B bond over its remaining term. These tax revenue projections were updated as a result of the closure of Gaylord National as a result of the COVID-19 pandemic. As a result of these reduced tax revenue projections over the remaining life of the Series B bond, the Company increased its credit loss reserve by $19.1 million and $25.0 million in the three months and six months ended June 30, 2020.

During the three months ended June 30, 2020 and 2019, the Company recorded interest income of $1.7 million and $2.6 million, respectively, on these bonds. During the six months ended June 30, 2020 and 2019, the Company recorded interest income of $3.2 million and $5.1 million, respectively, on these bonds. The Company received payments of $2.9 million and $3.0 million during the six months ended June 30, 2020 and 2019, respectively, relating to these bonds. At June 30, 2020 and December 31, 2019, the Company had accrued interest receivable related to these bonds of $40.7 million and $38.2 million, respectively.

7. DEBT:

The Company’s debt and finance lease obligations at June 30, 2020 and December 31, 2019 consisted of (in thousands):

	June 30,	December 31,
	2020	2019
$700M Revolving Credit Facility, interest at LIBOR plus 1.95%, maturing March 31, 2024, less unamortized deferred financing costs of $8,169 and $0	$16,831	$—
$300M Term Loan A, interest at LIBOR plus 1.90%, maturing May 31, 2025, less unamortized deferred financing costs of $2,401 and $2,478	297,599	297,522
$500M Term Loan B, interest at LIBOR plus 2.00%, maturing May 11, 2024, less unamortized deferred financing costs of $4,019 and $4,501	379,731	381,749
$400M Senior Notes, interest at 5.0%, maturing April 15, 2023, less unamortized deferred financing costs of $2,761 and $3,222	397,239	396,778
$700M Senior Notes, interest at 4.75%, maturing October 15, 2027, less unamortized deferred financing costs of $11,312 and $11,808, plus unamortized premium of $2,301 and $2,434	690,989	690,626
$800M Term Loan (Gaylord Rockies JV), interest at LIBOR plus 2.50%, maturing July 2, 2023, less unamortized deferred financing costs of $7,278 and $8,015	792,722	791,985
Finance lease obligations	1,196	1,308
Total debt	$2,576,307	$2,559,968

Amounts due within one year consist of the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

At June 30, 2020, there were no defaults under the covenants related to the Company’s outstanding debt, and the lenders had waived the covenant in the credit facility that prohibits closure of the Gaylord Hotels properties for longer than a specified period of time.

Credit Facility

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

The Amendment provides for a waiver of the existing financial covenants through March 31, 2021 and ending on April 1, 2021 (the “Temporary Waiver Period”), amends covenant computations for the three months ended June 30, 2021 and September 30, 2021, and confirms the availability of the remaining $674.1 million of undrawn amounts under the revolving credit facility. In addition, the Amendment contains a covenant that the Company must maintain unrestricted liquidity (in the form of unrestricted cash on hand or undrawn availability under the Revolver) of at least $100 million. Following the Temporary Waiver Period, in the event the Company is unable to comply with the Credit Agreement’s financial covenants, it expects to further amend the Credit Agreement or take other mitigating actions prior to a potential breach.

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

$800 Million Term Loan (Gaylord Rockies Joint Venture)

On June 30, 2020, Aurora Convention Center Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (“Tenant” and collectively with Hotel Owner, the “Loan Parties”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into Amendment No. 1 (the “Loan Amendment”) to the Second Amended and Restated Loan Agreement (the “Loan Agreement”), by and among the Loan Parties, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto.

The Loan Amendment modified the Loan Agreement to (i) provide for the ability to use cash for certain purposes, even during a Cash Sweep Period (as defined in the Loan Agreement), which the Gaylord Rockies joint venture was in beginning in July 2020, (ii) extend the deadline for Hotel Owner to commence construction of an expansion to Gaylord Rockies, and (iii) provide favorable changes to the debt service coverage ratio provisions.

The Loan Amendment includes restrictions on distributions to the owners of the Gaylord Rockies joint venture and requires a certain level of equity financing for a Gaylord Rockies expansion.

Interest Rate Derivatives

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

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $15.8 million will be reclassified from accumulated other comprehensive loss to interest expense in the next twelve months.

The estimated fair value of the Company’s derivative financial instruments at June 30, 2020 and December 31, 2019 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	June 30,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2020	2019
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	$(2,739)	$959
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	(2,738)	959
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	(2,739)	956
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	$ 87,500	(2,759)	934
Gaylord Rockies Loan	Interest Rate Swap	1.6500%	1-month LIBOR	August 1, 2022	$ 800,000	(25,049)	(2,174)
						$(36,024)	$1,634

Derivative financial instruments in an asset position are included in prepaid expenses and other assets, and those in a liability position are included in other liabilities in the accompanying condensed consolidated balance sheets.

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI			Reclassified from Accumulated
	on Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	June 30,		Accumulated OCI	June 30,
	2020	2019	into Income (Expense)	2020	2019
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(4,201)	$—	Interest expense	$(2,942)	$—
Total derivatives	$(4,201)	$—		$(2,942)	$—

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from Accumulated
	Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Six Months Ended		Reclassified from	Six Months Ended
	June 30,		Accumulated OCI	June 30,
	2020	2019	into Income (Expense)	2020	2019
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(40,148)	$—	Interest expense	$(2,490)	$—
Total derivatives	$(40,148)	$—		$(2,490)	$—

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended June 30, 2020 and 2019 was $30.0 million and $33.5 million, respectively, and for the six months ended June 30, 2020 and 2019 was $59.4 million and $65.6 million, respectively.

At June 30, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $37.8 million. As of June 30, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $37.8 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

The Company’s lease costs for the three months and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$2,793	$3,229	$6,080	$6,575
Finance lease cost:
Amortization of right-of-use assets	37	36	74	77
Interest on lease liabilities	12	14	25	31
Net lease cost	$2,842	$3,279	$6,179	$6,683

Future minimum lease payments under non-cancelable leases at June 30, 2020 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$6,401	$260
Year 2	6,081	248
Year 3	6,067	232
Year 4	5,922	106
Year 5	5,866	46
Years thereafter	571,296	590
Total future minimum lease payments	601,633	1,482
Less amount representing interest	(494,458)	(286)
Total present value of minimum payments	$107,175	$1,196

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	50.4	years
Finance leases	10.1	years
Weighted-average discount rate:
Operating leases	6.8%
Finance leases	4.0%

10. STOCK PLANS:

During the six months ended June 30, 2020, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $84.26 per unit. There were 0.4 million and 0.3 million restricted stock units outstanding at June 30, 2020 and December 31, 2019, respectively.

Compensation expense for the Company’s stock-based compensation plans was $2.2 million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively, and $4.4 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively.

11. PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense (benefit) reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest cost	$675	$878	$1,351	$1,756
Expected return on plan assets	(1,054)	(943)	(2,109)	(1,887)
Amortization of net actuarial loss	281	286	563	573
Total net periodic pension expense (benefit)	$(98)	$221	$(195)	$442

Net postretirement benefit income reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest cost	$18	$25	$35	$50
Amortization of net actuarial loss	64	62	127	123
Amortization of prior service credit	(329)	(329)	(657)	(657)
Total net postretirement benefit income	$(247)	$(242)	$(495)	$(484)

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

For the three months and six months ended June 30, 2020, the Company recorded an income tax provision of $0.2 million and $27.0 million, respectively. The income tax provision for the six months ended June 30, 2020 includes the recording of a valuation allowance of $26.7 million, as further described below. In each of the three months and six months ended June 30, 2020, the Company also recorded income tax expense of $0.2 million, inclusive of valuation allowance, related to the current period operations of the Company.

Due to the financial statement impact of the COVID-19 pandemic, the Company reassessed the realizability of net deferred tax assets during 2020, and as a result, the Company recorded a full valuation allowance of $26.7 million in the six months ended June 30, 2020 on the net deferred tax assets of its TRSs.

For the three months and six months ended June 30, 2019, the Company recorded an income tax provision of $8.2 million and $10.2 million, respectively, related to regular operations, which differs from the statutory rate primarily due to the REIT dividends paid deduction.

At June 30, 2020 and December 31, 2019, the Company had no unrecognized tax benefits.

13. COMMITMENTS AND CONTINGENCIES:

Pursuant to the Gaylord Rockies joint venture agreements, certain affiliates of Ares each have a put right to require the Company to purchase their joint venture interests at a defined appraised value during an annual window period or under certain other circumstances in consideration of cash or OP Units of the Operating Partnership. Such OP Units have economic terms that are substantially similar to shares of the Company’s common stock. Any OP Units issued by the Operating Partnership to the Ares affiliates will be redeemable at the option of the holders thereof. Redemptions will be paid in cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments.

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

In April 2019, a subsidiary of the Company entered into a joint venture with Gray Television, Inc. to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle (“New Country Ventures”). The Company acquired a 50% equity interest in this joint venture and has made capital contributions of $10.5 million. In addition, the joint venture agreement requires the Company to contribute up to an additional $4.5 million through December 31, 2021. The Company accounts for its investment in this joint venture under the equity method of accounting.

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

14. STOCKHOLDERS’ EQUITY:

On February 25, 2020, the Company’s board of directors declared the Company’s first quarter 2020 cash dividend in the amount of $0.95 per share of common stock, or an aggregate of approximately $52.2 million in cash, which was paid on April 15, 2020 to stockholders of record as of the close of business on March 31, 2020. Following the payment of the first quarter 2020 cash dividend, the Company suspended its regular quarterly dividend payments for the remainder of 2020. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement. The Amendment described in Note 7, “Debt,” to the condensed consolidated financial statements included herein, permits payment of dividends as necessary to maintain the Company’s REIT status and permits the Company to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to the Company’s board of director’s determination as to the amount of distributions and the timing thereof.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, were as follows (in thousands):

		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$28,540	$28,540	$—	$—
Total assets measured at fair value	$28,540	$28,540	$—	$—

Variable to fixed interest rate swaps	$36,024	$—	$36,024	$—
Total liabilities measured at fair value	$36,024	$—	$36,024	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$29,174	$29,174	$—	$—
Variable to fixed interest rate swaps	3,808	—	3,808	—
Total assets measured at fair value	$32,982	$29,174	$3,808	$—

Variable to fixed interest rate swaps	$2,174	$—	$2,174	$—
Total liabilities measured at fair value	$2,174	$—	$2,174	$—

The remainder of the assets and liabilities held by the Company at June 30, 2020 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximate fair value, except as described below.

The Company has outstanding $400.0 million in aggregate principal amount of $400 million 5% senior notes. The carrying value of these notes at June 30, 2020 was $397.2 million, net of unamortized DFCs. The fair value of these notes, based upon quoted market prices (Level 1), was $377.3 million at June 30, 2020.

The Company has outstanding $700.0 million in aggregate principal amount of $700 million 4.75% senior notes. The carrying value of these notes at June 30, 2020 was $691.0 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $625.4 million at June 30, 2020.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Hospitality	$10,305	$357,129	$295,976	$694,639
Entertainment	4,376	50,590	31,735	83,855
Corporate and Other	—	—	—	—
Total	$14,681	$407,719	$327,711	$778,494

Depreciation and amortization:
Hospitality	$49,588	$50,331	$99,357	$100,464
Entertainment	3,402	2,830	6,507	5,309
Corporate and Other	1,021	392	1,492	789
Total	$54,011	$53,553	$107,356	$106,562

Operating income:
Hospitality	$(100,128)	$79,093	$(76,311)	$139,447
Entertainment	(12,483)	14,701	(17,575)	19,846
Corporate and Other	(8,279)	(8,502)	(16,886)	(17,903)
Preopening costs (1)	(700)	24	(1,501)	(2,110)
Gain on sale of assets (2)	—	—	1,261	—
Credit loss on held-to-maturity securities (3)	(19,145)	—	(24,973)	—
Total operating income (loss)	(140,735)	85,316	(135,985)	139,280

Interest expense	(30,042)	(33,492)	(59,400)	(65,579)
Interest income	1,854	2,970	4,225	5,878
Loss from unconsolidated joint ventures	(1,820)	(167)	(3,715)	(167)
Other gains and (losses), net	(16,755)	(111)	(16,560)	(252)
Income (loss) before income taxes	$(187,498)	$54,516	$(211,435)	$79,160
(1)	Preopening costs for the three months ended June 30, 2020 include $0.1 million and $0.6 million for the Hospitality and Entertainment segments, respectively. Preopening costs for the six months ended June 30, 2020 include $0.2 million and $1.3 million for the Hospitality and Entertainment segments, respectively. Preopening costs for the six months ended June 30, 2019 include $0.6 million and $1.5 million for the Hospitality and Entertainment segments, respectively.
(2)	Gain on sale of assets for the six months ended June 30, 2020 relates to the Hospitality segment.
(3)	Credit loss on held-to-maturity securities for the three months and six months ended June 30, 2020 relates to the Hospitality segment.

	June 30,	December 31,
	2020	2019
Identifiable assets:
Hospitality	$3,321,477	$3,494,084
Entertainment	192,721	181,036
Corporate and Other	130,747	413,348
Total identifiable assets	$3,644,945	$4,088,468

17. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

The Company’s $400 million 5% senior notes and $700 million 4.75% senior notes were each issued by the Operating Partnership and RHP Finance Corporation, a Delaware corporation, and are guaranteed on a senior unsecured basis by the Company, each of the Operating Partnership’s four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which guarantees the Operating Partnership’s credit facility, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The subsidiary Guarantors are 100% owned by the Operating Partnership, and the guarantees are full and unconditional and joint and several. Not all of the Company’s subsidiaries have guaranteed the Company’s $400 million 5% senior notes and $700 million 4.75% senior notes.

The following condensed consolidating financial information includes certain allocations of expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2020

(in thousands)	Parent			Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,645,507	$1,475,939	$—	$3,121,446
Cash and cash equivalents - unrestricted	22	43,020	49	39,285	—	82,376
Cash and cash equivalents - restricted	—	—	—	54,923	—	54,923
Notes receivable	—	—	—	82,542	—	82,542
Trade receivables, less allowance	—	—	—	18,370	—	18,370
Prepaid expenses and other assets	—	33	43	111,167	(12,988)	98,255
Intangible assets	—	—	—	187,033	—	187,033
Intercompany receivables, net	—	—	2,104,406	—	(2,104,406)	—
Investments	729,619	2,949,447	708,075	2,016,104	(6,403,245)	—
Total assets	$729,641	$2,992,500	$4,458,080	$3,985,363	$(8,520,639)	$3,644,945

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$—	$1,782,388	$—	$793,919	$—	$2,576,307
Accounts payable and accrued liabilities	25	11,508	18,470	128,309	(5,661)	152,651
Dividends payable	772	—	—	—	—	772
Deferred management rights proceeds	—	—	—	174,274	—	174,274
Operating lease liabilities	—	—	107,012	7,490	(7,327)	107,175
Deferred income tax liabilities, net	—	—	413	270	—	683
Other liabilities	—	10,975	—	86,711	—	97,686
Intercompany payables, net	335,140	1,478,813	—	290,453	(2,104,406)	—
Total liabilities	335,937	3,283,684	125,895	1,481,426	(2,117,394)	3,109,548
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	—	—	—	141,693	—	141,693
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	550	1	1	2,387	(2,389)	550
Additional paid-in-capital	1,188,046	213,467	2,887,074	2,842,599	(5,943,140)	1,188,046
Treasury stock	(18,467)	—	—	—	—	(18,467)
Accumulated deficit	(711,798)	(493,678)	1,445,110	(429,089)	(522,343)	(711,798)
Accumulated other comprehensive loss	(64,627)	(10,974)	—	(53,653)	64,627	(64,627)
Total stockholders' equity	393,704	(291,184)	4,332,185	2,362,244	(6,403,245)	393,704
Total liabilities and equity	$729,641	$2,992,500	$4,458,080	$3,985,363	$(8,520,639)	$3,644,945

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2019

(in thousands)	Parent			Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Property and equipment, net of accumulated depreciation	$—	$—	$1,632,744	$1,497,508	$—	$3,130,252
Cash and cash equivalents - unrestricted	29	200,534	3	161,864	—	362,430
Cash and cash equivalents - restricted	—	—	—	57,966	—	57,966
Notes receivable	—	—	—	110,135	—	110,135
Trade receivables, less allowance	—	—	—	70,768	—	70,768
Deferred income tax assets, net	—	—	(413)	26,372	—	25,959
Prepaid expenses and other assets	—	12,390	3	118,301	(6,849)	123,845
Intangible assets	—	—	—	207,113	—	207,113
Intercompany receivables, net	—	—	2,113,481	—	(2,113,481)	—
Investments	1,050,955	2,949,445	708,588	2,077,984	(6,786,972)	—
Total assets	$1,050,984	$3,162,369	$4,454,406	$4,328,011	$(8,907,302)	$4,088,468

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$—	$1,766,675	$—	$793,293	$—	$2,559,968
Accounts payable and accrued liabilities	50	13,738	6,996	244,734	(603)	264,915
Dividends payable	50,711	—	—	—	—	50,711
Deferred management rights proceeds	—	—	—	175,332	—	175,332
Operating lease liabilities	—	—	104,742	7,835	(6,246)	106,331
Other liabilities	—	—	—	64,971	—	64,971
Intercompany payables, net	355,494	1,514,770	—	243,217	(2,113,481)	—
Total liabilities	406,255	3,295,183	111,738	1,529,382	(2,120,330)	3,222,228
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	—	—	—	221,511	—	221,511
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	549	1	1	2,387	(2,389)	549
Additional paid-in-capital	1,185,168	315,680	2,894,830	2,843,450	(6,053,960)	1,185,168
Treasury stock	(17,315)	—	—	—	—	(17,315)
Accumulated deficit	(495,514)	(452,303)	1,447,837	(236,752)	(758,782)	(495,514)
Accumulated other comprehensive loss	(28,159)	3,808	—	(31,967)	28,159	(28,159)
Total stockholders' equity	644,729	(132,814)	4,342,668	2,577,118	(6,786,972)	644,729
Total liabilities and equity	$1,050,984	$3,162,369	$4,454,406	$4,328,011	$(8,907,302)	$4,088,468

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2020

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$2,802	$—	$2,802
Food and beverage	—	—	—	1,510	—	1,510
Other hotel revenue	—	—	(7,662)	6,409	7,246	5,993
Entertainment	—	—	—	4,392	(16)	4,376
Total revenues	—	—	(7,662)	15,113	7,230	14,681
Operating expenses:
Rooms	—	—	—	4,472	—	4,472
Food and beverage	—	—	—	11,891	—	11,891
Other hotel expenses	—	—	10,383	24,151	10,511	45,045
Management fees, net	—	—	—	(563)	—	(563)
Total hotel operating expenses	—	—	10,383	39,951	10,511	60,845
Entertainment	—	—	—	13,457	—	13,457
Corporate	62	295	—	6,901	—	7,258
Preopening costs	—	—	—	700	—	700
Corporate overhead allocation	1,043	—	2,238	—	(3,281)	—
Credit loss on held-to-maturity securities	—	—	—	19,145	—	19,145
Depreciation and amortization	—	—	16,319	37,692	—	54,011
Total operating expenses	1,105	295	28,940	117,846	7,230	155,416
Operating loss	(1,105)	(295)	(36,602)	(102,733)	—	(140,735)
Interest expense	—	(20,902)	—	(9,235)	95	(30,042)
Interest income	—	23	—	1,926	(95)	1,854
Loss from unconsolidated joint ventures	—	—	—	(1,820)	—	(1,820)
Other gains and (losses), net	—	—	—	(16,755)	—	(16,755)
Loss before income taxes	(1,105)	(21,174)	(36,602)	(128,617)	—	(187,498)
Provision for income taxes	—	—	—	(161)	—	(161)
Equity in subsidiaries’ losses, net	(186,554)	—	—	—	186,554	—
Net income (loss)	$(187,659)	$(21,174)	$(36,602)	$(128,778)	$186,554	$(187,659)
Comprehensive income (loss), net of taxes	$(188,848)	$(22,270)	$(36,602)	$(128,871)	$187,743	$(188,848)
Net income (loss) available to common shareholders	$(173,492)	$(21,174)	$(36,602)	$(114,611)	$172,387	$(173,492)
Comprehensive income (loss), net of taxes, available to common shareholders	$(174,620)	$(22,270)	$(36,602)	$(114,643)	$173,515	$(174,620)

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2019

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$144,704	$—	$144,704
Food and beverage	—	—	—	173,030	—	173,030
Other hotel revenue	—	—	81,066	53,619	(95,290)	39,395
Entertainment	—	—	—	51,139	(549)	50,590
Total revenues	—	—	81,066	422,492	(95,839)	407,719
Operating expenses:
Rooms	—	—	—	36,099	—	36,099
Food and beverage	—	—	—	90,680	—	90,680
Other hotel expenses	—	—	12,245	170,159	(91,877)	90,527
Management fees, net	—	—	—	10,399	—	10,399
Total hotel operating expenses	—	—	12,245	307,337	(91,877)	227,705
Entertainment	—	—	—	33,059	—	33,059
Corporate	62	429	2	7,617	—	8,110
Preopening costs	—	—	—	(24)	—	(24)
Corporate overhead allocation	1,014	—	2,948	—	(3,962)	—
Depreciation and amortization	—	—	16,482	37,071	—	53,553
Total operating expenses	1,076	429	31,677	385,060	(95,839)	322,403
Operating income (loss)	(1,076)	(429)	49,389	37,432	—	85,316
Interest expense	—	(24,826)	—	(8,987)	321	(33,492)
Interest income	—	150	—	3,141	(321)	2,970
Loss from unconsolidated joint ventures	—	—	—	(167)	—	(167)
Other gains and (losses), net	—	—	—	(111)	—	(111)
Income (loss) before income taxes	(1,076)	(25,105)	49,389	31,308	—	54,516
Provision for income taxes	—	—	(8)	(8,224)	—	(8,232)
Equity in subsidiaries’ earnings, net	47,360	—	—	—	(47,360)	—
Net income (loss)	$46,284	$(25,105)	$49,381	$23,084	$(47,360)	$46,284
Comprehensive income (loss)	$46,382	$(25,105)	$49,381	$23,182	$(47,458)	$46,382
Net income (loss) available to common shareholders	$49,383	$(25,105)	$49,381	$26,183	$(50,459)	$49,383
Comprehensive income (loss), net of taxes, available to common shareholders	$49,481	$(25,105)	$49,381	$23,182	$(47,458)	$49,481

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2020

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$108,930	$—	$108,930
Food and beverage	—	—	—	147,260	—	147,260
Other hotel revenue	—	—	57,079	55,043	(72,336)	39,786
Entertainment	—	—	—	32,290	(555)	31,735
Total revenues	—	—	57,079	343,523	(72,891)	327,711
Operating expenses:
Rooms	—	—	—	36,780	—	36,780
Food and beverage	—	—	—	95,702	—	95,702
Other hotel expenses	—	—	22,825	179,218	(66,524)	135,519
Management fees, net	—	—	—	4,929	—	4,929
Total hotel operating expenses	—	—	22,825	316,629	(66,524)	272,930
Entertainment	—	—	—	42,803	—	42,803
Corporate	125	671	1	14,597	—	15,394
Preopening costs	—	—	—	1,501	—	1,501
Corporate overhead allocation	2,022	—	4,345	—	(6,367)	—
Gain on sale of assets	—	—	—	(1,261)	—	(1,261)
Credit loss on held-to-maturity securities	—	—	—	24,973	—	24,973
Depreciation and amortization	—	—	32,635	74,721	—	107,356
Total operating expenses	2,147	671	59,806	473,963	(72,891)	463,696
Operating loss	(2,147)	(671)	(2,727)	(130,440)	—	(135,985)
Interest expense	—	(41,303)	—	(18,243)	146	(59,400)
Interest income	—	599	—	3,772	(146)	4,225
Loss from unconsolidated joint ventures	—	—	—	(3,715)	—	(3,715)
Other gains and (losses), net	—	—	—	(16,560)	—	(16,560)
Loss before income taxes	(2,147)	(41,375)	(2,727)	(165,186)	—	(211,435)
Provision for income taxes	—	—	—	(26,960)	—	(26,960)
Equity in subsidiaries’ losses, net	(236,248)	—	—	—	236,248	—
Net income (loss)	$(238,395)	$(41,375)	$(2,727)	$(192,146)	$236,248	$(238,395)
Comprehensive income (loss), net of taxes	$(277,021)	$(56,157)	$(2,727)	$(215,990)	$274,874	$(277,021)
Net income (loss) available to common shareholders	$(220,008)	$(41,375)	$(2,727)	$(173,759)	$217,861	$(220,008)
Comprehensive income (loss), net of taxes, available to common shareholders	$(249,964)	$(56,157)	$(2,727)	$(188,933)	$247,817	$(249,964)

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2019

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Rooms	$—	$—	$—	$276,916	$—	$276,916
Food and beverage	—	—	—	344,173	—	344,173
Other hotel revenue	—	—	161,476	102,043	(189,969)	73,550
Entertainment	—	—	—	84,928	(1,073)	83,855
Total revenues	—	—	161,476	808,060	(191,042)	778,494
Operating expenses:
Rooms	—	—	—	71,068	—	71,068
Food and beverage	—	—	—	182,039	—	182,039
Other hotel expenses	—	—	24,297	340,141	(182,972)	181,466
Management fees, net	—	—	—	20,155	—	20,155
Total hotel operating expenses	—	—	24,297	613,403	(182,972)	454,728
Entertainment	—	—	—	58,753	(53)	58,700
Corporate	125	880	3	16,106	—	17,114
Preopening costs	—	—	—	2,110	—	2,110
Corporate overhead allocation	2,011	—	6,006	—	(8,017)	—
Depreciation and amortization	—	—	32,732	73,830	—	106,562
Total operating expenses	2,136	880	63,038	764,202	(191,042)	639,214
Operating income (loss)	(2,136)	(880)	98,438	43,858	—	139,280
Interest expense	—	(48,665)	—	(17,341)	427	(65,579)
Interest income	—	158	—	6,147	(427)	5,878
Loss from unconsolidated joint ventures	—	—	—	(167)	—	(167)
Other gains and (losses), net	—	—	—	(252)	—	(252)
Income (loss) before income taxes	(2,136)	(49,387)	98,438	32,245	—	79,160
Provision for income taxes	—	—	(46)	(10,160)	—	(10,206)
Equity in subsidiaries’ earnings, net	71,090	—	—	—	(71,090)	—
Net income (loss)	$68,954	$(49,387)	$98,392	$22,085	$(71,090)	$68,954
Comprehensive income (loss), net of taxes	$69,161	$(49,387)	$98,392	$22,292	$(71,297)	$69,161
Net income (loss) available to common shareholders	$78,791	$(49,387)	$98,392	$31,922	$(80,927)	$78,791
Comprehensive income (loss), net of taxes, available to common shareholders	$78,998	$(49,387)	$98,392	$22,292	$(71,297)	$78,998

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2020

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$103,999	$(178,996)	$48,227	$(84,031)	$—	$(110,801)

Purchases of property and equipment	—	—	(48,181)	(34,958)	—	(83,139)
Investment in other joint ventures	—	—	—	(6,728)	—	(6,728)
Other investing activities	—	—	—	1,691	—	1,691
Net cash used in investing activities	—	—	(48,181)	(39,995)	—	(88,176)

Net borrowings under revolving credit facility	—	25,000	—	—	—	25,000
Repayments under term loan B	—	(2,500)	—	—	—	(2,500)
Deferred financing costs paid	—	(1,018)	—	(492)	—	(1,510)
Payment of dividends	(102,315)	—	—	—	—	(102,315)
Distributions from consolidated joint venture to noncontrolling interest partners	—	—	—	(992)	—	(992)
Payment of tax withholdings for share-based compensation	(1,660)	—	—	—	—	(1,660)
Other financing activities	(31)	—	—	(112)	—	(143)
Net cash provided by (used in) financing activities	(104,006)	21,482	—	(1,596)	—	(84,120)

Net change in cash, cash equivalents, and restricted cash	(7)	(157,514)	46	(125,622)	—	(283,097)
Cash, cash equivalents, and restricted cash, beginning of period	29	200,534	3	219,830	—	420,396
Cash, cash equivalents, and restricted cash, end of period	$22	$43,020	$49	$94,208	$—	$137,299

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2019

	Parent			Non-
(in thousands)	Guarantor	Issuer	Guarantors	Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$94,549	$(921)	$17,768	$27,228	$—	$138,624

Purchases of property and equipment	—	—	(17,812)	(51,262)	—	(69,074)
Collection of notes receivable	—	—	—	10,446	—	10,446
Investment in other joint ventures	—	—	—	(2,164)	—	(2,164)
Other investing activities	—	—	—	(118)	—	(118)
Net cash used in investing activities	—	—	(17,812)	(43,098)	—	(60,910)

Net borrowings under revolving credit facility	—	4,000	—	—	—	4,000
Repayments under term loan B	—	(1,250)	—	—	—	(1,250)
Borrowings under Gaylord Rockies construction and mezzanine loans	—	—	—	37,653	—	37,653
Deferred financing costs paid	—	—	—	(27)	—	(27)
Payment of dividends	(90,724)	—	—	—	—	(90,724)
Distributions from consolidated joint venture to noncontrolling interest partners	—	—	—	(10,591)	—	(10,591)
Payment of tax withholdings for share-based compensation	(3,876)	—	—	—	—	(3,876)
Other financing activities	—	—	—	7,106	—	7,106
Net cash provided by (used in) financing activities	(94,600)	2,750	—	34,141	—	(57,709)

Net change in cash, cash equivalents, and restricted cash	(51)	1,829	(44)	18,271	—	20,005
Cash, cash equivalents, and restricted cash, beginning of period	81	657	54	148,297	—	149,089
Cash, cash equivalents, and restricted cash, end of period	$30	$2,486	$10	$166,568	$—	$169,094

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the anticipated impact of the novel coronavirus (COVID-19) pandemic on travel, transient and group demand, the anticipated impact of the COVID-19 pandemic on our results of operations, liquidity, collection of cancellation and attrition fees, cost containment efforts, efforts to rebook customers for later dates in 2020 and later years, and our plans for reopening and operating our Gaylord Hotels properties and other assets during the ongoing pandemic and when the COVID-19 pandemic subsides; (ii) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) the suspension of our dividend and our announced dividend policy, including the frequency and amount of any dividend we may pay; (v) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and our investment in the joint venture (the “Gaylord Rockies joint venture”) that owns the Gaylord Rockies Resort & Convention Center in Aurora, Colorado (“Gaylord Rockies”); (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our use of cash during the remainder of 2020; (x) our ability to borrow available funds under our credit facility; (xi) our expectations about successfully amending the agreements governing our indebtedness should the need arise; and (xii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, risks and uncertainties associated with the COVID-19 pandemic, including the effects of the COVID-19 pandemic on us and the hospitality and entertainment industries generally, the effects of the COVID-19 pandemic on the demand for travel, transient and group business (including government-imposed restrictions), levels of consumer confidence in the safety of travel and group gathering as a result of COVID-19, the length and severity of the COVID-19 pandemic in the United States and the pace of recovery following the COVID-19 pandemic, the duration and severity of the COVID-19 pandemic in the markets where our assets are located, the economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness and/or to successfully amend the agreements governing our indebtedness in the future, changes in interest rates, including future changes from LIBOR to a different base rate, and those factors described elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 or described from time to time in our other reports filed with the SEC.

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

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (COVID-19) as a pandemic, which continues to spread throughout the United States. COVID-19 is having an unprecedented impact on the

U.S. economy, and due to the COVID-19 pandemic, we have experienced disruption of our business and temporarily suspended operations of most of our assets, as further described below. While most of our assets have begun to reopen, there is significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on our future results of operations and financial position.

In late February 2020, when the gravity of the COVID-19 pandemic became apparent, we formed an internal task force, which included members of management and our board of directors, to formulate and implement responses to COVID-19. The task force, in consultation with local governmental authorities, first determined to close our Nashville-based entertainment venues in mid-March 2020.

As cancellations at our Gaylord Hotels properties began to increase, we, with our hotel manager, Marriott, implemented a series of operational changes, culminating with the suspension of operations at our Gaylord Hotels properties in late-March 2020. Gaylord Texan reopened June 8, 2020, and Gaylord Opryland, Gaylord Palms and Gaylord Rockies reopened June 25, 2020. Gaylord National remains closed. Hotel employees that were laid off or furloughed were generally paid the equivalent of one week of compensation, and benefits for hotel employees were maintained throughout the closure for those properties that have reopened and are being maintained through September 30, 2020 for Gaylord National.

In our Entertainment segment, in addition to the temporary closure of our entertainment assets, we have taken steps to reduce operating costs in all areas. Many of our Nashville-based attractions reopened in May and June 2020; however, the Grand Ole Opry and Ryman Auditorium have remained closed to publicly-attended performances. We continued to pay all full-time and part-time employees at these properties through June 27, 2020. The Grand Ole Opry and Ryman Auditorium began offering limited-capacity tours in June 2020, and our decision to reopen to public performances will be based on a number of factors and made in consultation with local health authorities.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our preliminary evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which will be treated as government subsidies to offset related operating expenses. During the three months and six months ended June 30, 2020, qualified payroll tax credits reduced our operating expenses by $1.8 million. We intend to defer qualified payroll and other tax payments as permitted by the CARES Act.

Our results for the three months and six months ended June 30, 2020 include approximately $10.9 million and $25.0 million of operating costs specifically related to the COVID-19 pandemic, which is primarily comprised of employment costs, and is net of $1.8 million in payroll tax credits provided by the CARES Act.

Impact on Liquidity. We are also taking action to preserve liquidity. We continue to pay all required debt service payments on our indebtedness, lease payments, taxes and other payables. At June 30, 2020, we had $674.1 million available for borrowing under our revolving credit facility and $82.4 million in unrestricted cash on hand. In addition, following the payment of our first quarter 2020 dividend on April 15, 2020 to stockholders of record on March 31, 2020, we suspended our regular quarterly dividend payments for the remainder of 2020. Our board of directors will consider a future dividend as permitted by our credit agreement. Our credit facility amendment described below under “Principal Debt Agreements” permits payment of dividends as necessary to maintain our REIT status and permits us to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to our board of director’s determinations as to the amount of distributions and the timing thereof.

We have deferred approximately $82 million of non-essential capital projects, in addition to delaying the Gaylord Rockies expansion project, which was scheduled to begin construction in second quarter 2020. The Gaylord Palms expansion project is continuing, and we believe the expansion will allow us to serve groups moving meetings to 2021.

With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is generally 5.0% of the respective property’s total annual revenue; however, Marriott has suspended this obligation through December 2020.

Impact on Operations. During the three months and six months ended June 30, 2020, our Hospitality segment experienced total attrition and cancellations of approximately 741,000 and 1,420,000 net room nights, respectively, which we believe are attributable to COVID-19, representing approximately $149 million and $292 million in revenue, respectively.

We and Marriott’s sales teams have been working closely with our customers to rebook previously cancelled business. We have focused on offering flexibility rather than demanding attrition and cancellation payments in an effort to strengthen our relationships with our customers and meeting planners. Our establishments are undergoing a phased reopening, and the customer mix at our Gaylord Hotels properties may be more heavily transient during this phased reopening than our historical trends.

Principal Debt Agreements. On April 23, 2020, we completed an amendment to the credit agreement governing our $700 million revolving credit facility (of which $25.0 million was outstanding at June 30, 2020), $300 million term loan A facility and the original $500 million term loan B facility (of which $383.8 million was outstanding at June 30, 2020), which was obtained from a consortium of banks led by Wells Fargo Bank, National Association, as administrative agent. The amendment provides for a temporary waiver of financial covenants in the credit facility through March 31, 2021 and ending April 1, 2021 (unless terminated early by us at our option), amends covenant computations for the three months ended June 30, 2021 and September 30, 2021, and confirms the availability of the remaining $675.0 million of undrawn amounts under the revolving credit facility. During the waiver period, the amendment provides for increased interest and fees, additional restrictions on debt, investments, dividends, share repurchases and capital expenditures, and a minimum liquidity requirement. In addition, all borrowings under the revolving credit facility made during the waiver period may only be used for payment of operating expenses, debt service and certain other specified uses. For additional discussion of the amendment to our credit agreement, see “Principal Debt Agreements” below.

On June 30, 2020, the Gaylord Rockies joint venture completed an amendment to its $800 million term loan to (i) provide for the ability to use cash for certain purposes, even during a Cash Sweep Period (as defined in the Loan Agreement), (ii) extend the deadline to commence construction of an expansion to Gaylord Rockies, and (iii) provide favorable changes to the debt service coverage ratio provisions. For additional discussion of this amendment, see “Principal Debt Agreements” below.

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

Circle

In 2019, we acquired a 50% equity interest in Circle, and we have made $10.5 million in capital contributions through June 30, 2020. The joint venture agreement requires us to contribute up to an additional $4.5 million through December 31, 2021. Circle launched its broadcast network on January 1, 2020, with sixteen original shows and two major distribution partnerships that broadcast Circle in markets accessible to more than 50% of U.S. television households.

Termination of Block 21 Acquisition

In December 2019, we entered into an agreement (the “Block 21 Agreement”) to purchase Block 21, a mixed-use entertainment, lodging, office and retail complex located in Austin, Texas, for $275 million, which included the assumption of approximately $141 million of existing mortgage debt. In May 2020, in response to the then-existing capital markets and economic environment caused by the COVID-19 pandemic, we determined it was not in the best interest of our shareholders to focus resources and capital on the project and terminated the purchase agreement. We forfeited a nonrefundable deposit of $15.0 million, which is included in other gains and (losses), net in the accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 2020.

Dividend Payment; Suspension of Dividend

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

Expansion of Hotel Asset Portfolio. While our pre-COVID-19 short-term capital allocation strategy has focused on returning capital to stockholders through the payment of dividends, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We intend to pursue attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. As a REIT, we do not view independent, large-scale development of resort and convention hotels as a part of our long-term growth strategy.

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

Our Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties (including our investment in the Gaylord Rockies joint venture), the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, our equity investment in Circle, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three months and six months ended June 30, 2020 and 2019, our total revenues were divided among these business segments as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2020	2019	2020	2019
Hospitality	70%	88%	90%	89%
Entertainment	30%	12%	10%	11%
Corporate and Other	0%	0%	0%	0%

As described above, our hotels and entertainment assets were closed for a period of time and certain assets remain closed pending our decision to safely reopen facilities as discussed above. While facilities were closed or remain closed, we recorded or expect to record, as applicable, negligible revenue, and we incurred or will incur expenses as described above under “Impact of COVID-19 Pandemic.” Our short-term strategy is to safely reopen our assets, focus on rebooking business in our hotels, pursue cost containment strategies and conserve liquidity.

Key Performance Indicators

The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels, which are managed by Marriott. These factors impact the price that Marriott can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. The following key performance indicators are commonly used in the hospitality REIT industry, allow investors to compare our performance with other companies in the hospitality REIT industry, and are used by management to evaluate hotel performance and allocate capital expenditures:

●	hotel occupancy – a volume indicator calculated by dividing total rooms sold by total rooms available;
●	average daily rate (“ADR”) – a price indicator calculated by dividing room revenue by the number of rooms sold;
●	Revenue per Available Room (“RevPAR”) – a summary measure of hotel results calculated by dividing room revenue by room nights available to guests for the period;

●	Total Revenue per Available Room (“Total RevPAR”) – a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period; and
●	Net Definite Group Room Nights Booked – a volume indicator which represents, on an aggregate basis, the total number of definite group bookings for future room nights at our Gaylord Hotels properties confirmed during the applicable period, net of cancellations.

For the three months and six months ended June 30, 2020, the calculation of these indicators has not been changed as a result of the COVID-19 pandemic and the resulting hotel closures and is consistent with prior periods.

We also use certain “non-GAAP financial measures,” which are measures of our historical performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures include:

●	Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”), Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest, and
●	Funds From Operations (“FFO”) available to common shareholders and Adjusted FFO available to common shareholders.

See “Non-GAAP Financial Measures” below for further discussion.

The closure of our Gaylord Hotels properties has resulted in the significant decrease in performance reflected in these key performance indicators and non-GAAP financial metrics for the three months and six months ended June 30, 2020, as compared to the prior year period.

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and six months ended June 30, 2020 and 2019. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended June 30,				Six Months Ended June 30,
	2020	%	2019	%	2020	%	2019	%
Income Statement Data:
REVENUES:
Rooms	$2,802	19.1%	$144,704	35.5%	$108,930	33.2%	$276,916	35.6%
Food and beverage	1,510	10.3%	173,030	42.4%	147,260	44.9%	344,173	44.2%
Other hotel revenue	5,993	40.8%	39,395	9.7%	39,786	12.1%	73,550	9.4%
Entertainment	4,376	29.8%	50,590	12.4%	31,735	9.7%	83,855	10.8%
Total revenues	14,681	100.0%	407,719	100.0%	327,711	100.0%	778,494	100.0%
OPERATING EXPENSES:
Rooms	4,472	30.5%	36,099	8.9%	36,780	11.2%	71,068	9.1%
Food and beverage	11,891	81.0%	90,680	22.2%	95,702	29.2%	182,039	23.4%
Other hotel expenses	45,045	306.8%	90,527	22.2%	135,519	41.4%	181,466	23.3%
Hotel management fees, net	(563)	(3.8)%	10,399	2.6%	4,929	1.5%	20,155	2.6%
Entertainment	13,457	91.7%	33,059	8.1%	42,803	13.1%	58,700	7.5%
Corporate	7,258	49.4%	8,110	2.0%	15,394	4.7%	17,114	2.2%
Preopening costs	700	4.8%	(24)	(0.0)%	1,501	0.5%	2,110	0.3%
Gain on sale of assets	—	—%	—	—%	(1,261)	(0.4)%	—	—%
Credit loss on held-to-maturity securities	19,145	130.4%	—	—%	24,973	7.6%	—	—%
Depreciation and amortization:
Hospitality	49,588	337.8%	50,331	12.3%	99,357	30.3%	100,464	12.9%
Entertainment	3,402	23.2%	2,830	0.7%	6,507	2.0%	5,309	0.7%
Corporate and Other	1,021	7.0%	392	0.1%	1,492	0.5%	789	0.1%
Total depreciation and amortization	54,011	367.9%	53,553	13.1%	107,356	32.8%	106,562	13.7%
Total operating expenses	155,416	1,058.6%	322,403	79.1%	463,696	141.5%	639,214	82.1%
OPERATING INCOME (LOSS):
Hospitality	(100,128)	(971.6)%	79,093	22.1%	(76,311)	(25.8)%	139,447	20.1%
Entertainment	(12,483)	(285.3)%	14,701	29.1%	(17,575)	(55.4)%	19,846	23.7%
Corporate and Other	(8,279)	(A)	(8,502)	(A)	(16,886)	(A)	(17,903)	(A)
Preopening costs	(700)	(4.8)%	24	0.0%	(1,501)	(0.5)%	(2,110)	(0.3)%
Gain on sale of assets	—	—%	—	—%	1,261	0.4%	—	—%
Credit loss on held-to-maturity securities	(19,145)	(130.4)%	—	—%	(24,973)	(7.6)%	—	—%
Total operating income (loss)	(140,735)	(958.6)%	85,316	20.9%	(135,985)	(41.5)%	139,280	17.9%
Interest expense	(30,042)	(A)	(33,492)	(A)	(59,400)	(A)	(65,579)	(A)
Interest income	1,854	(A)	2,970	(A)	4,225	(A)	5,878	(A)
Loss from unconsolidated joint ventures	(1,820)	(A)	(167)	(A)	(3,715)	(A)	(167)	(A)
Other gains and (losses), net	(16,755)	(A)	(111)	(A)	(16,560)	(A)	(252)	(A)
Provision for income taxes	(161)	(A)	(8,232)	(A)	(26,960)	(A)	(10,206)	(A)
Net income (loss)	(187,659)	(A)	46,284	(A)	(238,395)	(A)	68,954	(A)
Net loss attributable to noncontrolling interest in consolidated joint venture	14,167	(A)	3,099	(A)	18,387	(A)	9,837	(A)
Net income (loss) available to common stockholders	$(173,492)	(A)	$49,383	(A)	$(220,008)	(A)	$78,791	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months and six months ended June 30, 2020 and 2019 (in thousands, except percentages and per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2020	2019	Change	2020	2019	Change
Total revenues	$14,681	$407,719	(96.4)%	$327,711	$778,494	(57.9)%
Total operating expenses	155,416	322,403	(51.8)%	463,696	639,214	(27.5)%
Operating income (loss)	(140,735)	85,316	(265.0)%	(135,985)	139,280	(197.6)%
Net income (loss)	(187,659)	46,284	(505.5)%	(238,395)	68,954	(445.7)%
Net income (loss) available to common shareholders	(173,492)	49,383	(451.3)%	(220,008)	78,791	(379.2)%
Net income (loss) available to common shareholders per share - diluted	(3.16)	0.95	(432.6)%	(4.00)	1.52	(363.2)%

Total Revenues

The decrease in our total revenues for the three months ended June 30, 2020, as compared to the same period in 2019, is attributable to decreases in our Hospitality segment and Entertainment segment of $346.8 million and $46.2 million, respectively. The decrease in our total revenues for the six months ended June 30, 2020, as compared to the same period in 2019, is attributable to decreases in our Hospitality segment and Entertainment segment of $398.7 million and $52.1 million, respectively.

Total Operating Expenses

The decrease in our total operating expenses for the three months ended June 30, 2020, as compared to the same period in 2019, is primarily the result of decreases in our Hospitality segment and Entertainment segment of $166.9 million and $19.6 million, respectively, partially offset by a credit loss on held-to-maturity investments that did not occur in the prior year of $19.1 million. The decrease in our total operating expenses for the six months ended June 30, 2020, as compared to the same period in 2019, is primarily the result of decreases in our Hospitality segment and Entertainment segment of $181.8 million and $15.9 million, respectively, partially offset by a credit loss on held-to-maturity investments that did not occur in the prior year of $25.0 million.

Net Income (Loss)

Our net loss of $187.7 million for the three months ended June 30, 2020, as compared to net income of $46.3 million for the same period in 2019, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $16.6 million increase in other losses, net in the 2020 period, primarily due to the forfeiture of the $15.0 million deposit on the proposed Block 21 acquisition.
●	An $8.1 million decrease in the provision for income taxes in the 2020 period.
●	A $3.5 million decrease in interest expense in the 2020 period.

Our net loss of $238.4 million for the six months ended June 30, 2020, as compared to net income of $69.0 million for the same period in 2019, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $16.8 million increase in the provision for income taxes in the 2020 period.

●	A $16.3 million increase in other losses, net in the 2020 period, primarily due to the forfeiture of the $15.0 million deposit on the proposed Block 21 acquisition.
●	A $6.2 million decrease in interest expense in the 2020 period.
●	A $3.5 million increase in loss from unconsolidated joint ventures in the 2020 period.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and six months ended June 30, 2020 and 2019 (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2020	2019	Change		2020	2019	Change
Revenues:
Rooms	$2,802	$144,704	(98.1)%		$108,930	$276,916	(60.7)%
Food and beverage	1,510	173,030	(99.1)%		147,260	344,173	(57.2)%
Other hotel revenue	5,993	39,395	(84.8)%		39,786	73,550	(45.9)%
Total hospitality revenue	10,305	357,129	(97.1)%		295,976	694,639	(57.4)%
Hospitality operating expenses:
Rooms	4,472	36,099	(87.6)%		36,780	71,068	(48.2)%
Food and beverage	11,891	90,680	(86.9)%		95,702	182,039	(47.4)%
Other hotel expenses	45,045	90,527	(50.2)%		135,519	181,466	(25.3)%
Management fees, net	(563)	10,399	(105.4)%		4,929	20,155	(75.5)%
Depreciation and amortization	49,588	50,331	(1.5)%		99,357	100,464	(1.1)%
Total Hospitality operating expenses	110,433	278,036	(60.3)%		372,287	555,192	(32.9)%
Hospitality operating income (loss) (1)(2)	$(100,128)	$79,093	(226.6)%		$(76,311)	$139,447	(154.7)%
Hospitality performance metrics:
Occupancy	1.7%	78.0%	(76.3)	pts	29.4%	75.2%	(45.8)	pts
ADR	$181.66	$201.58	(9.9)%		$201.51	$201.34	0.1%
RevPAR (3)	$3.05	$157.29	(98.1)%		$59.20	$151.33	(60.9)%
Total RevPAR (4)	$11.20	$388.18	(97.1)%		$160.85	$379.60	(57.6)%
Net Definite Group Room Nights Booked (5)	(206,518)	487,224	(142.4)%		(622,272)	760,677	(181.8)%
(1)	Hospitality segment operating income does not include preopening costs (credit) of $0.1 million and $(0.1) million in the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.6 million in the six months ended June 30, 2020 and 2019, respectively. Hospitality segment operating income also does not include gain on sale of assets of $1.3 million in the six months ended June 30, 2020 and credit losses on held-to-maturity securities of $19.1 million and $25.0 million in the three months and six months ended June 30, 2020, respectively. See discussion of these items below.
(2)	Hospitality segment operating income for the three months and six months ended June 30, 2020 includes approximately $10.2 million and $20.5 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period.

Room nights available to guests include nights the hotels are closed. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Net definite group room nights booked includes approximately 734,000 and 1,331,000 group room cancellations in the three months and six months ended June 30, 2020, respectively.

Total Hospitality segment revenues in the three months and six months ended June 30, 2020 include $4.2 million and $9.8 million, respectively, in attrition and cancellation fee collections, a decrease of $2.8 million and an increase of $0.2 million, respectively, from the 2019 periods. In an effort to maintain our strong relationship with meeting planners, we intend to work with these meeting planners to defer additional attrition and cancellation fees attributable to the COVID-19 pandemic to deposits for future stays.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Group	3%	75%	77%	77%
Transient	97%	25%	23%	23%

Other hotel expenses for the three months and six months ended June 30, 2020 and 2019 consist of the following (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2020	2019	Change	2020	2019	Change
Administrative employment costs	$18,530	$34,493	(46.3)%	$57,569	$70,482	(18.3)%
Utilities	4,598	7,950	(42.2)%	11,428	15,324	(25.4)%
Property taxes	8,883	9,264	(4.1)%	18,139	18,370	(1.3)%
Other	13,034	38,820	(66.4)%	48,383	77,290	(37.4)%
Total other hotel expenses	$45,045	$90,527	(50.2)%	$135,519	$181,466	(25.3)%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs decreased during the three months and six months ended June 30, 2020, as compared to the same periods in 2019, primarily due to hotel closures and cost containment efforts at each of our Gaylord Hotels properties. Utility costs decreased during the three months and six months ended June 30, 2020, as compared to the same periods in 2019, primarily due to decreases at each of our Gaylord Hotels properties due to lower usage. Property taxes decreased slightly during the three months and six months ended June 30, 2020, as compared to the 2019 periods, primarily due to a lower assessment at Gaylord Texan. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, decreased during the three months and six months ended June 30, 2020, as compared to the same periods in 2019, primarily as a result of various decreases at Gaylord Opryland, Gaylord Texan, Gaylord National and Gaylord Palms due to hotel closures and were aided by cost containment initiatives as a result of the COVID-19 pandemic.

Each of our management agreements with Marriott for our four owned Gaylord Hotels properties requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. The Gaylord Rockies’s management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. In the three months ended June 30, 2020 and 2019, we incurred $0.2 million and $7.8 million, respectively, and in the six months ended June 30, 2020 and 2019, we incurred $6.5 million and $15.0 million, respectively, related to base management fees for our Hospitality segment. In addition, in the three months ended June 30, 2020 and 2019, we incurred $0 and $3.4 million, respectively, and in the six months ended June 30, 2020, we incurred $0 and $6.7 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 8, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense decreased slightly in the three months and six months ended June 30, 2020, as compared to the same periods in 2019.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and six months ended June 30, 2020 and 2019. The Gaylord Hotels properties experienced higher levels of attrition and cancellations which are directly related to the COVID-19 pandemic. Therefore, the property-level financial results for the three months and six months ended June 30, 2020 are not comparable to the prior year periods. Total revenue at each of our Gaylord Hotels properties was lower than anticipated for the three months and six months ended June 30, 2020 due to the COVID-19 pandemic. Operating costs at each of our Gaylord Hotels properties were lower for the three months and six months ended June 30, 2020 as a result of cost containment initiatives and the property closures beginning in late-March 2020 due to the COVID-19 pandemic.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and six months ended June 30, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2020	2019	Change		2020	2019	Change
Revenues:
Rooms	$407	$42,372	(99.0)%		$31,277	$79,306	(60.6)%
Food and beverage	243	41,863	(99.4)%		36,254	83,069	(56.4)%
Other hotel revenue	670	14,752	(95.5)%		9,916	25,570	(61.2)%
Total revenue	1,320	98,987	(98.7)%		77,447	187,945	(58.8)%
Operating expenses:
Rooms	913	9,164	(90.0)%		9,176	17,722	(48.2)%
Food and beverage	3,055	21,070	(85.5)%		23,492	42,592	(44.8)%
Other hotel expenses	11,749	25,631	(54.2)%		36,370	51,095	(28.8)%
Management fees, net	(211)	3,357	(106.3)%		1,053	6,528	(83.9)%
Depreciation and amortization	8,818	8,653	1.9%		17,616	17,095	3.0%
Total operating expenses (1)	24,324	67,875	(64.2)%		87,707	135,032	(35.0)%
Performance metrics:
Occupancy	0.9%	81.3%	(80.4)	pts	30.6%	77.7%	(47.1)	pts
ADR	$172.28	$198.41	(13.2)%		$194.22	$195.15	(0.5)%
RevPAR	$1.55	$161.23	(99.0)%		$59.51	$151.72	(60.8)%
Total RevPAR	$5.02	$376.65	(98.7)%		$147.34	$359.55	(59.0)%
(1)	Gaylord Opryland operating expenses do not include preopening costs of $0.1 million for the six months ended June 30, 2019 and a gain on sale of assets of $1.3 million in the six months ended June 30, 2020.

Rooms revenue and RevPAR were negatively impacted during the three months and six months ended June 30, 2019 by a rooms renovation project, which resulted in approximately 4,600 and 20,250 room nights out of service, respectively. The rooms renovation project was completed in the fourth quarter of 2019.

Gaylord Palms Results. The results of Gaylord Palms for the three months and six months ended June 30, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2020	2019	Change		2020	2019	Change
Revenues:
Rooms	$130	$19,575	(99.3)%		$17,598	$42,077	(58.2)%
Food and beverage	56	22,175	(99.7)%		22,543	53,655	(58.0)%
Other hotel revenue	628	5,607	(88.8)%		6,048	11,541	(47.6)%
Total revenue	814	47,357	(98.3)%		46,189	107,273	(56.9)%
Operating expenses:
Rooms	491	4,041	(87.8)%		4,474	8,360	(46.5)%
Food and beverage	1,638	12,019	(86.4)%		13,625	26,396	(48.4)%
Other hotel expenses	8,414	16,626	(49.4)%		25,591	33,765	(24.2)%
Management fees, net	(113)	1,400	(108.1)%		652	3,030	(78.5)%
Depreciation and amortization	4,126	4,891	(15.6)%		8,410	9,742	(13.7)%
Total operating expenses (1)	14,556	38,977	(62.7)%		52,752	81,293	(35.1)%
Performance metrics:
Occupancy	0.8%	76.9%	(76.1)	pts	31.7%	79.8%	(48.1)	pts
ADR	$129.79	$197.56	(34.3)%		$215.60	$205.72	4.8%
RevPAR	$1.01	$151.91	(99.3)%		$68.29	$164.18	(58.4)%
Total RevPAR	$6.31	$367.51	(98.3)%		$179.23	$418.55	(57.2)%
(1)	Gaylord Palms operating expenses do not include preopening costs of $0.1 million and $0.2 million in the three months and six months ended June 30, 2020, respectively. See discussion of these items below.

Gaylord Texan Results. The results of Gaylord Texan for the three months and six months ended June 30, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2020	2019	Change		2020	2019	Change
Revenues:
Rooms	$1,519	$24,203	(93.7)%		$20,545	$49,408	(58.4)%
Food and beverage	1,121	38,189	(97.1)%		30,376	78,358	(61.2)%
Other hotel revenue	2,832	6,934	(59.2)%		10,547	13,599	(22.4)%
Total revenue	5,472	69,326	(92.1)%		61,468	141,365	(56.5)%
Operating expenses:
Rooms	761	5,216	(85.4)%		5,201	10,427	(50.1)%
Food and beverage	2,564	17,907	(85.7)%		17,654	36,144	(51.2)%
Other hotel expenses	7,910	17,834	(55.6)%		23,603	35,134	(32.8)%
Management fees, net	(60)	2,337	(102.6)%		871	4,630	(81.2)%
Depreciation and amortization	6,394	6,745	(5.2)%		12,857	13,389	(4.0)%
Total operating expenses	17,569	50,039	(64.9)%		60,186	99,724	(39.6)%
Performance metrics:
Occupancy	5.0%	77.4%	(72.4)	pts	30.6%	77.6%	(47.0)	pts
ADR	$185.45	$189.46	(2.1)%		$203.14	$193.84	4.8%
RevPAR	$9.20	$146.62	(93.7)%		$62.23	$150.48	(58.6)%
Total RevPAR	$33.15	$419.97	(92.1)%		$186.18	$430.55	(56.8)%

Gaylord National Results. The results of Gaylord National for the three months and six months ended June 30, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2020	2019	Change		2020	2019	Change
Revenues:
Rooms	$5	$33,048	(100.0)%		$19,533	$61,274	(68.1)%
Food and beverage	9	38,833	(100.0)%		24,721	69,876	(64.6)%
Other hotel revenue	515	6,247	(91.8)%		5,669	12,608	(55.0)%
Total revenue	529	78,128	(99.3)%		49,923	143,758	(65.3)%
Operating expenses:
Rooms	1,387	10,917	(87.3)%		11,004	21,494	(48.8)%
Food and beverage	2,818	22,486	(87.5)%		21,417	43,023	(50.2)%
Other hotel expenses	10,509	19,444	(46.0)%		31,068	39,652	(21.6)%
Management fees, net	(192)	1,336	(114.4)%		579	2,427	(76.1)%
Depreciation and amortization	6,925	6,901	0.3%		13,866	13,884	(0.1)%
Total operating expenses (1)	21,447	61,084	(64.9)%		77,934	120,480	(35.3)%
Performance metrics:
Occupancy	—%	81.4%	(81.4)	pts	26.0%	76.7%	(50.7)	pts
ADR	$—	$223.66	(100.0)%		$207.14	$221.19	(6.4)%
RevPAR	$—	$181.95	(100.0)%		$53.77	$169.61	(68.3)%
Total RevPAR	$2.91	$430.14	(99.3)%		$137.42	$397.92	(65.5)%
(1)	Gaylord National operating expenses do not include credit losses on held-to-maturity securities of $19.1 million and $25.0 million in the three months and six months ended June 30, 2020, respectively. See discussion of this item below.

Gaylord Rockies Results. The results of Gaylord Rockies for the three months and six months ended June 30, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30, 2020				June 30,
			%				%
	2020	2019	Change		2020	2019	Change
Revenues:
Rooms	$449	$19,052	(97.6)%		$16,379	$33,795	(51.5)%
Food and beverage	46	30,637	(99.8)%		32,614	56,871	(42.7)%
Other hotel revenue	1,311	5,747	(77.2)%		7,411	10,013	(26.0)%
Total revenue	1,806	55,436	(96.7)%		56,404	100,679	(44.0)%
Operating expenses:
Rooms	556	5,322	(89.6)%		5,399	10,367	(47.9)%
Food and beverage	1,650	16,181	(89.8)%		18,598	31,961	(41.8)%
Other hotel expenses	5,173	8,689	(40.5)%		15,497	17,405	(11.0)%
Management fees, net	41	2,191	(98.1)%		2,192	4,002	(45.2)%
Depreciation and amortization	22,672	22,465	0.9%		45,281	44,926	0.8%
Total operating expenses (1)	30,092	54,848	(45.1)%		86,967	108,661	(20.0)%
Performance metrics:
Occupancy	0.8%	68.4%	(67.6)	pts	29.1%	62.0%	(32.9)	pts
ADR	$394.44	$203.83	93.5%		$206.04	$200.71	2.7%
RevPAR	$3.29	$139.49	(97.6)%		$59.96	$124.39	(51.8)%
Total RevPAR	$13.22	$405.86	(96.7)%		$206.47	$370.58	(44.3)%

(1)	Gaylord Rockies operating expenses do not include preopening costs (credit) of $(0.1) million and $0.6 million in the three months and six months ended June 30, 2019, respectively. See discussion of these items below.

Entertainment Segment

Total Segment Results. Due to the COVID-19 pandemic, we temporarily closed our Entertainment segment assets in mid-March 2020. Therefore, the Entertainment segment financial results for the three months and six months ended June 30, 2020 are not comparable to the prior year periods. The following presents the financial results of our Entertainment segment for the three months and six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2020	2019	Change	2020	2019	Change
Revenues	$4,376	$50,590	(91.4)%	$31,735	$83,855	(62.2)%
Operating expenses	13,457	33,059	(59.3)%	42,803	58,700	(27.1)%
Depreciation and amortization	3,402	2,830	20.2%	6,507	5,309	22.6%
Operating income (loss) (1)(2)	$(12,483)	$14,701	(184.9)%	$(17,575)	$19,846	(188.6)%
(1)	Entertainment segment operating income (loss) does not include preopening costs of $0.6 million and $0.1 million in the three months ended June 30, 2020 and 2019, respectively, and $1.3 million and $1.5 million in the six months ended June 30, 2020 and 2019, respectively. See discussion of these items below.
(2)	Entertainment segment operating loss for the three months and six months ended June 30, 2020 includes approximately $0.4 million and $4.1 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2020	2019	Change	2020	2019	Change
Operating expenses	$7,258	$8,110	(10.5)%	$15,394	$17,114	(10.1)%
Depreciation and amortization	1,021	392	160.5%	1,492	789	89.1%
Operating loss (1)	$(8,279)	$(8,502)	2.6%	$(16,886)	$(17,903)	5.7%
(1)	Corporate segment operating loss for the three months and six months ended June 30, 2020 includes approximately $0.3 million and $0.5 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs. Corporate and Other segment operating expenses decreased in the three months and six months ended June 30, 2020, as compared to the prior year periods, primarily as a result of cost containment efforts, including temporary compensation decreases for each of our director and higher positions of management, including 50% of the salary for our chief executive officer.

Operating Results – Preopening Costs

Preopening costs of $0.7 million and $1.5 million during the three months and six months ended June 30, 2020, respectively, primarily include costs associated with Ole Red Orlando, which opened in June 2020, and the Gaylord Palms expansion, which is expected to be completed in summer 2021. Preopening costs of $2.1 million during the six months ended June 30, 2019 primarily include costs associated with Ole Red Gatlinburg, which opened in March 2019, and Gaylord Rockies, which opened on a fully operational basis in first quarter 2019.

Operating Results – Gain on Sale of Assets

Gain on sale of assets of $1.3 million during the six months ended June 30, 2020 includes the sale of certain assets at Gaylord Opryland.

Operating Results – Credit Losses on Held-to-Maturity Securities

Credit losses on held-to-maturity securities of $19.1 million and $25.0 million during the three months and six months ended June 30, 2020, respectively, relate to the bonds we received in 2008 related to the Gaylord National construction, which we hold as notes receivable. See further discussion regarding these credit losses in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2020	2019	Change	2020	2019	Change
Interest expense	$30,042	$33,492	(10.3)%	$59,400	$65,579	(9.4)%
Interest income	1,854	2,970	(37.6)%	4,225	5,878	(28.1)%
Loss from unconsolidated joint ventures	(1,820)	(167)	(989.8)%	(3,715)	(167)	(2,124.6)%
Other gains and (losses), net	(16,755)	111	(15,194.6)%	(16,560)	(252)	(6,471.4)%
Provision for income taxes	(161)	(8,232)	98.0%	(26,960)	(10,206)	(164.2)%

Interest Expense

Interest expense decreased $3.5 million and $6.2 million, respectively, during the three months and six months ended June 30, 2020, as compared to the same periods in 2019, due primarily to lower average borrowings and lower interest rates under our credit facility in the 2020 period, partially offset by increased principal balances outstanding under our senior notes.

Cash interest expense decreased $3.1 million to $28.8 million in the three months and decreased $5.6 million to $56.9 million in the six months ended June 30, 2020, as compared to the same periods in 2019. Non-cash interest expense, which includes amortization of deferred financing costs, the write-off of deferred financing costs and the effects of interest rate swaps, and is offset by capitalized interest, decreased $0.3 million to $1.3 million in the three months and decreased $0.5 million to $2.5 million in the six months ended June 30, 2020, as compared to the same periods in 2019.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs and capitalized interest, but including the impact of interest rate swaps, was 4.2% and 5.3% for the three months ended June 30, 2020 and 2019, respectively, and 4.4% and 5.2% for the six months ended June 30, 2020 and 2019, respectively.

Interest Income

Interest income for the three months and six months ended June 30, 2020 and 2019 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for the three months and six months ended June 30, 2020 represents our equity method share of losses associated with Circle.

Other Gains and (Losses), net

Other gains and (losses), net for the three months and six months ended June 30, 2020 includes the forfeiture of a $15.0 million deposit associated with the terminated Block 21 acquisition, which resulted in a loss being recognized in the current periods. See “Termination of Block 21 Acquisition” above for additional discussion.

Provision for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months and six months ended June 30, 2020, we recorded an income tax provision of $0.2 million and $27.0 million, respectively. The income tax provision for the six months ended June 30, 2020 includes the recording of a valuation allowance of $26.7 million in the period, as discussed in Note 12, “Income Taxes,” to the condensed consolidated financial statements included herein. In each of the three months and six months ended June 30, 2020, we also recorded income tax expense of $0.2 million, inclusive of valuation allowance, related to current period operations.

For the three months and six months ended June 30, 2019, we recorded an income tax provision of $8.2 million and $10.2 million, respectively, related to regular operations, which differed from the statutory rate primarily due to the REIT dividends paid deduction in the periods.

Non-GAAP Financial Measures

We present the following non-GAAP financial measures, which we believe are useful to investors as key measures of our operating performance:

EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest Definition

We calculate EBITDAre, which is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in its September 2017 white paper as net income (calculated in accordance with GAAP) plus interest expense, income tax expense, depreciation and amortization, gains or losses on the disposition of depreciated property (including gains or losses on change in control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in the value of depreciated property or the affiliate, and adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates. Adjusted EBITDAre is then calculated as EBITDAre, plus to the extent the following adjustments occurred during the periods presented: preopening costs; non-cash lease expense; equity-based compensation expense; impairment charges that do not meet the NAREIT definition above; credit losses on held-to-maturity securities; any transaction costs of acquisitions; interest income on bonds; pension settlement charges; pro rata Adjusted EBITDAre from unconsolidated joint ventures, and any other adjustments we have identified herein. We then exclude noncontrolling interests in consolidated joint ventures to calculate Adjusted EBITDAre, Excluding Noncontrolling Interest. We use EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest to evaluate our operating performance. We believe that the presentation of EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest provides useful information to investors regarding our operating performance and debt leverage metrics, and that the presentation of Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. We make additional adjustments to EBITDAre when evaluating our performance because we believe that presenting Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest provides useful information to investors regarding our operating performance and debt leverage metrics. Beginning in the first quarter 2020 with the Company’s adoption of ASU 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” our definition of

Adjusted EBITDAre includes an adjustment for credit loss on held-to-maturity securities; such charges in previous quarters were included in impairment charges that do not meet the NAREIT definition.

FFO, Adjusted FFO, and Adjusted FFO available to common shareholders Definition

We calculate FFO, which definition is clarified by NAREIT in its December 2018 white paper as net income (calculated in accordance with GAAP) excluding depreciation and amortization (excluding amortization of deferred financing costs and debt discounts), gains and losses from the sale of certain real estate assets, gains and losses from a change in control, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciated real estate held by the entity, income (loss) from consolidated joint ventures attributable to noncontrolling interest, and pro rata adjustments for unconsolidated joint ventures. To calculate Adjusted FFO available to common shareholders, we then exclude, to the extent the following adjustments occurred during the periods presented: right-of-use asset amortization, impairment charges that do not meet the NAREIT definition above; write-offs of deferred financing costs, non-cash lease expense, credit loss on held-to-maturity securities, amortization of debt discounts or premiums and amortization of deferred financing costs, pension settlement charges, additional pro rata adjustments from unconsolidated joint ventures, (gains) losses on other assets, transaction costs on acquisitions, deferred income tax expense (benefit), and (gains) losses on extinguishment of debt. FFO available to common shareholders and Adjusted FFO available to common shareholders exclude the ownership portion of Gaylord Rockies joint venture not controlled or owned by the Company. Beginning in the first quarter 2020 with the Company’s adoption of ASU 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” our definition of Adjusted FFO available to common shareholders includes an adjustment for credit loss on held-to-maturity securities; such charges in previous quarters were included in impairment charges that do not meet the NAREIT definition.

We believe that the presentation of FFO available to common shareholders and Adjusted FFO available to common shareholders provide useful information to investors regarding the performance of our ongoing operations because it is a measure of our operations without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of assets and certain other items, which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base than our ongoing operations. We also use FFO available to common shareholders and Adjusted FFO available to common shareholders as measures in determining our results after considering the impact of our capital structure.

We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDAre, Adjusted EBITDAre, Excluding Noncontrolling Interest, FFO available to common shareholders, and Adjusted FFO available to common shareholders may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. Adjusted EBITDAre, Adjusted EBITDAre, Excluding Noncontrolling Interest, FFO available to common shareholders, and Adjusted FFO available to common shareholders, and any related per share measures, should not be considered as alternative measures of our Net Income (Loss), operating performance, cash flow or liquidity. Adjusted EBITDAre, Adjusted EBITDAre, Excluding Noncontrolling Interest, FFO available to common shareholders, and Adjusted FFO available to common shareholders may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that Adjusted EBITDAre, Adjusted EBITDAre, Excluding Noncontrolling Interest, FFO available to common shareholders, and Adjusted FFO available to common shareholders can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to GAAP measures such as Net Income (Loss), Operating Income (Loss), or cash flow from operations.

The following is a reconciliation of our consolidated GAAP net income (loss) to EBITDAre and Adjusted EBITDAre for the three months and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30,
	2020	2019	2020	2019
Net income (loss)	$(187,659)	$46,284	$(238,395)	$68,954
Interest expense, net	28,188	30,522	55,175	59,701
Provision for income taxes	161	8,232	26,960	10,206
Depreciation and amortization	54,011	53,553	107,356	106,562
(Gain) loss on disposal of assets	6	5	(1,255)	5
Pro rata EBITDAre from unconsolidated joint ventures	6	(2)	9	(2)
EBITDAre	(105,287)	138,594	(50,150)	245,426
Preopening costs	700	(24)	1,501	2,110
Non-cash lease expense	1,141	1,249	2,258	2,472
Equity-based compensation expense	2,189	1,935	4,419	3,961
Credit loss on held-to-maturity securities	19,145	—	24,973	—
Interest income on Gaylord National & Gaylord Rockies bonds	1,733	2,607	3,198	5,249
Transaction costs of acquisitions	15,138	—	15,435	—
Pro rata adjusted EBITDAre from unconsolidated joint ventures	—	169	—	169
Adjusted EBITDAre	(65,241)	144,530	1,634	259,387
Adjusted EBITDAre of noncontrolling interest	2,128	(8,774)	(5,578)	(14,372)
Adjusted EBITDAre, excluding noncontrolling interest	$(63,113)	$135,756	$(3,944)	$245,015

The following is a reconciliation of our consolidated GAAP net income (loss) to FFO and Adjusted FFO for the three months and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30,
	2020	2019	2020	2019
Net income (loss)	$(187,659)	$46,284	$(238,395)	$68,954
Noncontrolling interest	14,167	3,099	18,387	9,837
Net income (loss) available to common shareholders	(173,492)	49,383	(220,008)	78,791
Depreciation and amortization	53,974	53,517	107,282	106,485
Adjustments for noncontrolling interest	(8,581)	(8,702)	(17,138)	(17,399)
Pro rata adjustments from joint ventures	6	—	11	—
FFO available to common shareholders	(128,093)	94,198	(129,853)	167,877
Right-of-use amortization	37	36	74	77
Non-cash lease expense	1,141	1,249	2,258	2,472
Credit loss on held-to-maturity securities	19,145	—	24,973	—
Gain on other assets	—	—	(1,261)	—
Write-off of deferred financing costs	235	—	235	—
Amortization of deferred financing costs	1,957	1,939	3,851	3,866
Amortization of debt premiums	(67)	—	(134)	—
Adjustments for noncontrolling interest	(277)	(209)	(491)	(422)
Transaction costs of acquisitions	15,138	—	15,435	—
Deferred tax expense	82	7,087	26,641	8,187
Adjusted FFO available to common shareholders	$(90,702)	$104,300	$(58,272)	$182,057

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the six months ended June 30, 2020, our net cash flows used in operating activities were $110.8 million, primarily reflecting cash used in our net loss before depreciation expense, amortization expense and other non-cash charges of approximately $52.2 million and unfavorable changes in working capital of approximately $58.6 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities associated with the payment of accrued property taxes and incentive compensation, partially offset by a decrease in accounts receivable due to the collection of previous receivables and the decrease of new receivables due to property closures.

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

Cash Flows From Investing Activities. During the six months ended June 30, 2020, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $83.1 million, and consisted primarily of the expansion of Gaylord Palms and ongoing maintenance capital expenditures for our existing properties.

During the six months ended June 30, 2019, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $69.1 million and consisted primarily of a rooms renovation at Gaylord Opryland, the expansion at Gaylord Palms, construction of SoundWaves at Gaylord Opryland, an expansion of the retail, ticketing and parking areas at the Grand Ole Opry House, and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and the payment of cash dividends. During the six months ended June 30, 2020, our net cash flows used in financing activities were $84.1 million, primarily reflecting the payment of $102.3 million in cash dividends, partially offset by $25.0 million in borrowings under our revolving credit agreement.

During the six months ended June 30, 2019, our net cash flows used in financing activities were $57.7 million, primarily reflecting the payment of $90.7 in cash dividends and the distribution by the Gaylord Rockies joint venture of $10.6 million to the noncontrolling interest partners in that joint venture, partially offset by increased borrowings under the previous Gaylord Rockies construction and mezzanine loans of $37.7 million.

Liquidity

At June 30, 2020, we had $82.4 million in unrestricted cash and $674.1 million available for borrowing under our revolving credit facility. During the six months ended June 30, 2020, we borrowed $25.0 million under our revolving credit facility, paid cash dividends of $102.3 million and incurred capital expenditures of $83.1 million. These net outflows, when added to the cash flows used in operations discussed above, were the primary factors in the decrease in our cash balance from December 31, 2019 to June 30, 2020.

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

We anticipate investing in our operations during the remainder of 2020 by spending between $50 million and $65 million in capital expenditures, which primarily includes minimal ongoing maintenance capital of our current facilities, the expansion of the guest rooms and convention space at Gaylord Palms and a rooms renovation at Gaylord National.

We believe that our cash on hand, together with amounts available for borrowing under our revolving credit facility, will be adequate to fund our general short-term commitments, as well as: (i) current operating expenses, (ii) interest expense on long-term debt obligations, and (iii) financing lease and operating lease obligations until our assets are able to operate at pre-COVID-19 pandemic levels. Our ability to draw on our credit facility is subject to the satisfaction of provisions of the credit facility, as amended. Based on our current projections, we estimate that our monthly cash needs during the third quarter of 2020 will be approximately $20 million to $30 million, which includes the Gaylord Rockies joint venture’s operating costs and debt service fully consolidated.

Our outstanding principal debt agreements are described below.

At June 30, 2020, there were no defaults under the covenants related to our outstanding debt, and our lender had waived the covenant in our credit facility that prohibits closure of a Gaylord Hotels property for longer than a specified period of time.

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

The Amendment provides for a waiver of the foregoing financial covenants through March 31, 2021 and ending on April 1, 2021 (the “Temporary Waiver Period”) and amends covenant computations for the three months ended June 30, 2021 and September 30, 2021. In addition, the Amendment contains a covenant that we must maintain unrestricted liquidity (in the form of unrestricted cash on hand or undrawn availability under the Revolver) of at least $100 million. Following the Temporary Waiver Period, in the event we are unable to comply with the Credit Agreement’s financial covenants, we expect to further amend the Credit Agreement or take other mitigating actions prior to a potential breach.

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

Revolving Credit Facility. Pursuant to the Credit Agreement, we extended the maturity date of the Revolver to March 31, 2024, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.40% to 1.95%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. At June 30, 2020, the interest rate on the Revolver was, and during the Temporary Waiver Period will be, LIBOR plus 1.95%. Principal is payable in full at maturity.

At June 30, 2020, $25.0 million of borrowings were outstanding under the Revolver, and the lending banks had issued $0.9 million of letters of credit under the Credit Agreement, which left $674.1 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”) and our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), which we met at June 30, 2020).

Term Loan A Facility. Pursuant to the Credit Agreement, the Term Loan A was increased from $200 million to $300 million and the maturity date was extended to March 31, 2025. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.35% to 1.90%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. At June 30, 2020, the interest rate on the Term Loan A was, and during the Temporary Waiver Period will be, LIBOR plus 1.90%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. Net proceeds from the increase in the Term Loan A pursuant to the Credit Agreement were approximately $94 million and, along with cash on hand, were used to repay $100 million of the outstanding indebtedness under the Term Loan B.

Term Loan B Facility. The Term Loan B has a maturity date of May 11, 2024. The applicable interest rate margins for borrowings under the Term Loan B are, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set forth in the Credit Agreement. At June 30, 2020, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. We have designated these interest rate swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. The Credit Agreement did not change the maturity date or applicable margin on interest rates for the Term Loan B. At June 30, 2020, $383.8 million in borrowings were outstanding under the Term Loan B.

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

We completed a registered offer to exchange the $700 Million 4.75% Senior Notes for registered notes with substantially identical terms as the $700 Million 4.75% Senior Notes in July 2020.

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

$800 Million Term Loan (Gaylord Rockies Joint Venture). On July 2, 2019, Aurora Convention Center Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (“Tenant” and collectively, with Hotel Owner, the “Loan Parties”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced the Gaylord Rockies joint venture’s existing $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility and also includes the option for an additional $80.0 million of borrowing capacity should the Gaylord Rockies joint venture pursue an expansion of Gaylord Rockies, which was announced in February 2020 but has been postponed as a result of the COVID-19 pandemic. The Gaylord Rockies Loan matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bears interest at LIBOR plus 2.50%. Simultaneous with closing, the Gaylord Rockies joint venture entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. We have designated this interest rate swap as an effective cash flow hedge.

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

On June 30, 2020, the Loan Parties entered into Amendment No. 1 (the “Loan Amendment”) to the Gaylord Rockies Loan, by and among the Loan Parties, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto.

The Loan Amendment modified the Gaylord Rockies Loan to (i) provide for the ability to use cash for certain purposes, even during a Cash Sweep Period (as defined in the Loan Agreement), which the Gaylord Rockies joint venture was in beginning in July 2020, (ii) extend the deadline for Hotel Owner to commence construction of an expansion to Gaylord Rockies, and (iii) provide favorable changes to the debt service coverage ratio provisions.

The Loan Amendment includes restrictions on distributions to the owners of the Gaylord Rockies joint venture and requires a certain level of equity financing for a Gaylord Rockies expansion.

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

Off-Balance Sheet Arrangements

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Credit Agreement had issued $0.9 million of letters of credit at June 30, 2020. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2020, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1) (2)	$2,608,750	$5,000	410,000	1,493,750	700,000
Finance leases	1,482	260	480	152	590
Operating leases (3)	601,633	6,401	12,148	11,788	571,296
Construction commitments (4)	50,978	50,978	—	—	—
Other	12,478	1,109	2,218	2,218	6,933
Total contractual obligations	$3,275,321	$63,748	$424,846	$1,507,908	$1,278,819
(1)	Long-term debt commitments do not include approximately $460.6 million in interest payments projected to be due in future years (less than 1 year – $105.4 million; 1-3 years – $193.8 million; 3-5 years – $85.2 million; more than five years – $76.2 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at June 30, 2020 for our variable-rate debt, including the impact of interest rate swaps. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the interest we paid during the fiscal years 2019, 2018 and 2017.

(2)	Debt commitments due in 3-5 years includes $800.0 million of the Gaylord Rockies Loan for the Gaylord Rockies joint venture.
(3)	Total operating lease commitments of $601.6 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located, which we may extend until January 2101.
(4)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is generally 5.0% of the respective property’s total annual revenue; however, such funding has been suspended for the periods from March 2020 through December 2020 as a result of the COVID-19 pandemic. At June 30, 2020, $51.0 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

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

Derivative Instruments

In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments to manage or hedge interest rate risk. Our current interest rate swaps are subject to fair value reporting at each reporting date. These interest rate swaps have been designated as cash flow hedges, and the increase or decrease in fair value is recorded in accumulated other comprehensive income (loss). Derivatives expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate swap agreements, which credit risk we believe is minimized by transacting with major credit-worthy financial institutions.

At June 30, 2020, we and the Gaylord Rockies joint venture have interest rate swap agreements with an aggregate notional amount of $1.2 billion, which have been designated as cash flow hedges. For the six months ended June 30, 2020, the change in fair value of these interest rate swaps was a loss of $37.7 million, which has been recorded in accumulated other comprehensive loss in the accompanying condensed consolidated financial statements.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, stock-based compensation, depreciation and amortization, derivative financial instruments, income taxes, pension and postretirement benefits other than pension plans, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2019. Other than our January 1, 2020 adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016-13,

“Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” as discussed in Note 1, “Basis of Presentation,” to the condensed consolidated financial statements included herein, there were no newly identified critical accounting policies in the first six months of 2020, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Risk Related to Changes in Interest Rates

At June 30, 2020, borrowings outstanding under the Revolver bore interest at an annual rate of LIBOR plus 1.95%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $25.0 million in borrowings outstanding under the Revolver at June 30, 2020 would increase by approximately $0.3 million.

At June 30, 2020, borrowings outstanding under our Term Loan A bore interest at an annual rate of LIBOR plus 1.90%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $300.0 million in borrowings outstanding under our Term Loan A at June 30, 2020 would increase by approximately $3.0 million.

At June 30, 2020, borrowings outstanding under our Term Loan B bore interest at an annual rate of LIBOR plus 2.00%, subject to adjustment as described in the Credit Agreement. We have hedged our interest rate exposure on $350.0 million of borrowings under the Term Loan B with interest rate swaps that fix the LIBOR portion of interest payments through May 2023. If LIBOR were to increase by 100 basis points, our annual interest cost on the $33.8 million in borrowings outstanding under our Term Loan B that are not hedged at June 30, 2020 would increase by approximately $0.3 million.

At June 30, 2020, borrowings outstanding under the Gaylord Rockies Loan bore interest at an annual rate of LIBOR plus 2.50%. The Gaylord Rockies joint venture has hedged its interest rate exposure with an interest rate swap that fixes the LIBOR portion of interest payments through August 2022. If the Gaylord Rockies joint venture does not enter into an additional interest rate swap, the joint venture will be subject to interest rate risk from August 2022 through the maturity date of July 2023.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at June 30, 2020. As a result, the interest rate market risk implicit in these investments at June 30, 2020, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At June 30, 2020, the value of the investments in the pension plan was $62.2 million, and an immediate 10% decrease in this value would have reduced the value of the investments in the pension plan by approximately $6.2 million.

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

In March 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, have imposed unprecedented restrictions on travel, group gatherings and non-essential activities, including orders and guidance issued by U.S. federal, state and local governmental authorities, such as “social distancing” guidance and Safer at Home orders. There have also been significant business closures and a substantial reduction in economic activity in the United States as a result of the COVID-19 pandemic. Despite the phased reopening of the U.S. economy, significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the U.S. economy as a whole, our businesses, and the lodging and entertainment industries in particular.

In response to the onset of the COVID-19 pandemic, by late-March 2020, we, working with our hotel manager, Marriott, suspended operations at our Gaylord Hotels properties and also suspended operations at substantially all of our entertainment assets. We have not yet reopened all of our assets. In addition, following the payment of our first quarter 2020 dividend on April 15, 2020 to stockholders of record on March 31, 2020, we suspended our regular quarterly dividend payments for the remainder of 2020, and any future dividend will be determined by our board of directors as permitted by our Credit Agreement. Further, we deferred substantially all non-essential capital projects, including our previously announced expansion at Gaylord Rockies, which was scheduled to begin in second quarter 2020.

While we were successful in amending our Credit Agreement to obtain waivers of the financial covenants and the Gaylord Rockies Loan to obtain certain other favorable modifications, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Principal Debt Agreements,” the Amendment also increased the interest rates under our Revolver and Term Loan A, and imposed additional restrictions on debt, investments, dividends, share repurchases and capital expenditures, and included a minimum liquidity requirement, which will increase our interest costs and impose constraints on the manner in which we do business. The amendment to the Gaylord Rockies Loan additionally includes restrictions on distributions to the owners of the Gaylord Rockies joint venture and requires a certain level of equity financing for a Gaylord Rockies expansion, which may increase the cost of pursuing the previously announced expansion of Gaylord Rockies.

The material adverse effect on our businesses will continue while our assets remain closed and during phased reopenings and may continue after that time. Although we have taken steps, including those described above, to mitigate the impact of the COVID-19 pandemic on our businesses, we cannot predict the full extent and duration of the effects of the

COVID-19 pandemic on our businesses. The longer and more severe the pandemic, the greater the material adverse effect on our financial condition, our results of operations, and our ability to make distributions to our shareholders. Further, depending on its duration and severity, the COVID-19 pandemic may have a material adverse effect on our access to financial markets and our ability to service or refinance our indebtedness.

We also cannot predict how soon we will be able to fully reopen all of our Gaylord Hotels properties or our entertainment assets when the COVID-19 pandemic subsides, as our ability to reopen and to resume normal operations will depend in part on the actions of a number of governmental authorities over which we have no control. Modified social distancing requirements or recommendations have altered the way we do business during reopening, and changes may persist for an extended period of time. Such changes may result in higher costs and lower profit margins at our assets. Some of our businesses, such as the ticketed performances at the Grand Ole Opry and Ryman Auditorium may continue to be closed for an extended period of time during reopening. Our Gaylord Hotels properties and our entertainment venues that have already reopened are reopening in phases that are intended to mitigate the spread of COVID-19 but which restrict the manner in which we did business prior to the COVID-19 pandemic. Although each phase is less restrictive than the preceding phase, we cannot assure you that we will continue to progress through phases, that we will not revert to a more restrictive phase, or that we will not make the decision to temporarily reclose any of our Gaylord Hotels properties or our entertainment assets in response to further outbreaks of COVID-19. Moreover, once restrictions are relaxed or lifted, it is unclear whether consumer demand for convention center resorts and country music entertainment experiences will return, in part, because we cannot predict the levels of consumer confidence in the safety of travel and group gatherings following the COVID-19 pandemic. We also cannot predict the pace of recovery following the reopening of our Gaylord Hotels properties, which may be affected by adverse economic conditions, including job losses, group customers’ budget constraints, debt loads and other factors. For our managed assets, we will rely on Marriott to safely reopen, to operate these assets in a manner consistent with their obligations under their management agreements with us and to increase business levels at our properties, and we cannot assure you that Marriott will be successful in doing so.

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

Our ability to refinance each of our agreements governing our indebtedness on acceptable terms will be dependent on a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. In addition, although we have been successful in negotiating an amendment to our Credit Agreement, which waives the financial covenants imposed by the Credit Agreement through March 31, 2021 and ending April 1, 2021, and in negotiating an amendment to the Gaylord Rockies Loan, which provides for other favorable modifications, we may be unsuccessful in negotiating any further amendments or modifications to the agreements governing our indebtedness as we may deem necessary in response to the COVID-19 pandemic. To the extent the COVID-19 pandemic continues or our business levels do not recover to pre-pandemic levels or we are otherwise unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms, selling one or more hotel properties at unattractive prices or on disadvantageous terms, or defaulting on mortgages and allowing our lenders to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our cash distributions are not guaranteed and may fluctuate, and we have suspended our regularly quarterly dividend for the remainder of 2020.

A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders. Generally, our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments and plans for future acquisitions and divestitures. Our board of directors has previously approved a dividend policy pursuant to which we will pay a quarterly cash dividend based on an annualized amount of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income on an annual basis, whichever is greater. As part of the actions taken to preserve liquidity in light of the COVID-19 pandemic, our board of directors suspended our regular quarterly dividend payments for the remainder of 2020, and our board of directors will consider a future dividend as permitted by our credit agreement, which currently permits payment of dividends as necessary to maintain our REIT status and permits us to pay a dividend of $0.01 per share each quarter. The dividend policy may be altered at any time by our board of directors (as otherwise permitted by our credit agreement) and certain provisions of our agreements governing our other indebtedness may prohibit us from paying dividends in accordance with the prior policy. Consequently, our distribution levels may be minimal and may fluctuate.

We intend to disclose EBITDAre, Adjusted EBITDAre, Adjusted EBITDAre Excluding Noncontrolling Interest, FFO available to common shareholders and Adjusted FFO available to common shareholders, each a non-GAAP financial measure, in this Quarterly Report on Form 10-Q and future filings with the SEC. These non-GAAP financial measures are not equivalent to net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures and key metrics may be useful in evaluating our operating performance. We present certain non-GAAP financial measures and key metrics in this Quarterly Report on Form 10-Q and intend to continue to present certain non-GAAP financial measures and key metrics in future filings with the SEC and other public statements. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate EBITDAre, Adjusted EBITDAre, Adjusted EBITDAre Excluding Noncontrolling Interest, FFO available to common shareholders and Adjusted FFO available to common shareholders. Also, because not all companies calculate these non-GAAP measures in the same way, comparison with other companies may not be meaningful, and these non-GAAP financial measures should not be considered as alternative measures of our net income, operating performance, cash flow or liquidity. You should be aware that Adjusted EBITDAre, Adjusted EBITDAre Excluding Noncontrolling Interest, FFO available to common shareholders, and Adjusted FFO available to common shareholders may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Any failure to accurately report and present our non-GAAP financial measures and key metrics could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

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

10.2*

Amendment No. 1 to Second Amended and Restated Loan Agreement and Modification to Loan Documents, dated June 30, 2020, by and among Aurora Convention Center Hotel, LLC, Aurora Convention Center Hotel Lessee, LLC, Wells Fargo Bank National Association, as administrative agent, and the lenders from time to time party thereto.

10.3

Form of Letter Agreement, dated May 13, 2020 (entered into by the Company with each of Colin Reed, Mark Fioravanti and Bennett Westbrook) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2020).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three months and six months ended June 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: August 6, 2020	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Corporate
Controller and Chief Accounting Officer