Form 10-Q
period 2020-09-30
Ryman Hospitality Properties, Inc.
filed 2020-11-03
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2020
Common Stock, par value $.01	54,981,313 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2020

INDEX

Page

Part I - Financial Information	3

Item 1. Financial Statements.	3

Condensed Consolidated Balance Sheets (Unaudited) – September 30, 2020 and December 31, 2019	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) - For the Three Months and Nine Months Ended September 30, 2020 and 2019	4

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Nine Months Ended September 30, 2020 and 2019	5

Condensed Consolidated Statements of Equity and Noncontrolling Interest (Unaudited) - For the Three Months and Nine Months Ended September 30, 2020 and 2019	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	50

Item 4. Controls and Procedures.	51

Part II - Other Information	51

Item 1. Legal Proceedings.	51

Item 1A. Risk Factors.	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	54

Item 3. Defaults Upon Senior Securities.	55

Item 4. Mine Safety Disclosures.	55

Item 5. Other Information.	55

Item 6. Exhibits.	55

SIGNATURES	56

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2020	2019
ASSETS:
Property and equipment, net of accumulated depreciation (including $944,731 and $979,012 from VIEs, respectively)	$3,128,617	$3,130,252
Cash and cash equivalents - unrestricted (including $17,713 and $33,772 from VIEs, respectively)	52,162	362,430
Cash and cash equivalents - restricted (including $7,198 and $3,653 from VIEs, respectively)	48,771	57,966
Notes receivable, net	70,381	110,135
Trade receivables, net (including $1,524 and $16,523 from VIEs, respectively)	13,657	70,768
Deferred income tax assets, net	—	25,959
Prepaid expenses and other assets (including $24,462 and $27,888 from VIEs, respectively)	97,165	123,845
Intangible assets (including $172,366 and $202,366 from VIEs, respectively)	176,998	207,113
Total assets	$3,587,751	$4,088,468

LIABILITIES AND EQUITY:
Debt and finance lease obligations (including $793,876 and $792,696 from VIEs, respectively)	$2,586,972	$2,559,968
Accounts payable and accrued liabilities (including $44,797 and $57,590 from VIEs, respectively)	214,231	264,915
Dividends payable	748	50,711
Deferred management rights proceeds	173,499	175,332
Operating lease liabilities	107,382	106,331
Deferred income tax liabilities, net	649	—
Other liabilities (including $21,994 and $2,174 from VIEs, respectively)	104,034	64,971
Total liabilities	3,187,515	3,222,228
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	113,163	221,511
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 54,981 and 54,897 shares issued and outstanding, respectively	550	549
Additional paid-in capital	1,190,160	1,185,168
Treasury stock of 648 and 619 shares, at cost	(18,467)	(17,315)
Accumulated deficit	(831,265)	(495,514)
Accumulated other comprehensive loss	(69,052)	(28,159)
Total stockholders' equity	271,926	644,729
Noncontrolling interest in Operating Partnership	15,147	—
Total equity	287,073	644,729
Total liabilities and equity	$3,587,751	$4,088,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Rooms	$24,487	$134,950	$133,417	$411,866
Food and beverage	16,217	155,173	163,477	499,346
Other hotel revenue	17,274	38,134	57,060	111,684
Entertainment	12,271	51,530	44,006	135,385
Total revenues	70,249	379,787	397,960	1,158,281

Operating expenses:
Rooms	10,280	37,116	47,060	108,184
Food and beverage	19,233	88,584	114,935	270,623
Other hotel expenses	56,961	91,608	192,480	273,074
Management fees, net	516	8,388	5,445	28,543
Total hotel operating expenses	86,990	225,696	359,920	680,424
Entertainment	17,343	34,022	60,146	92,722
Corporate	7,299	9,404	22,693	26,518
Preopening costs	96	164	1,597	2,274
Gain on sale of assets	—	—	(1,261)	—
Credit loss on held-to-maturity securities	7,811	—	32,784	—
Depreciation and amortization	53,876	53,998	161,232	160,560
Total operating expenses	173,415	323,284	637,111	962,498

Operating income (loss)	(103,166)	56,503	(239,151)	195,783
Interest expense	(28,127)	(35,261)	(87,527)	(100,840)
Interest income	1,540	2,878	5,765	8,756
Loss on extinguishment of debt	—	(494)	—	(494)
Loss from unconsolidated joint ventures	(1,767)	(308)	(5,482)	(475)
Other gains and (losses), net	1,729	1,109	(14,831)	857
Income (loss) before income taxes	(129,791)	24,427	(341,226)	103,587

Provision for income taxes	(86)	(3,537)	(27,046)	(13,743)
Net income (loss)	(129,877)	20,890	(368,272)	89,844

Net loss attributable to noncontrolling interest in consolidated joint venture	11,893	1,459	30,280	11,296
Net loss attributable to noncontrolling interest in Operating Partnership	325	—	325	—
Net income (loss) available to common stockholders	$(117,659)	$22,349	$(337,667)	$101,140

Basic income (loss) per share available to common stockholders	$(2.14)	$0.43	$(6.14)	$1.97
Diluted income (loss) per share available to common stockholders	$(2.14)	$0.43	$(6.14)	$1.95

Comprehensive income (loss), net of taxes	$(134,302)	$13,297	$(411,323)	$82,458
Comprehensive loss, net of taxes, attributable to noncontrolling interest	10,793	3,353	37,850	13,190
Comprehensive income (loss), net of taxes, available to common stockholders	$(123,509)	$16,650	$(373,473)	$95,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(368,272)	$89,844
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
Provision for deferred income taxes	26,607	10,865
Depreciation and amortization	161,232	160,560
Amortization of deferred financing costs	5,889	5,805
Credit loss on held-to-maturity securities	32,784	—
Forfeiture of Block21 earnest deposit	15,000	—
Write-off of deferred financing costs	246	2,833
Loss from unconsolidated joint ventures	5,482	475
Stock-based compensation expense	6,623	5,862
Changes in:
Trade receivables	56,950	(15,244)
Accounts payable and accrued liabilities	(57,024)	(19,905)
Other assets and liabilities	2,152	(9,954)
Net cash flows provided by (used in) operating activities	(112,331)	231,141

Cash Flows from Investing Activities:
Purchases of property and equipment	(124,581)	(109,603)
Collection of notes receivable	2,985	13,211
Purchase of additional interest in Gaylord Rockies joint venture, net of cash acquired	—	(5,481)
Investment in other joint ventures	(8,761)	(2,241)
Other investing activities, net	(1,304)	236
Net cash flows used in investing activities	(131,661)	(103,878)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	35,000	(302,000)
Repayments under term loan B	(3,750)	(3,750)
Issuance of senior notes	—	500,000
Redemption of senior notes	—	(350,000)
Borrowing under Gaylord Rockies term loan	—	800,000
Repayment of Gaylord Rockies construction and mezzanine loans	—	(496,612)
Deferred financing costs paid	(1,528)	(17,587)
Payment of dividends	(102,325)	(137,037)
Distributions from consolidated joint venture to noncontrolling interest partners	(992)	(105,793)
Payment of tax withholdings for share-based compensation	(1,688)	(3,965)
Other financing activities, net	(188)	(149)
Net cash flows used in financing activities	(75,471)	(116,893)

Net change in cash, cash equivalents, and restricted cash	(319,463)	10,370
Cash, cash equivalents, and restricted cash, beginning of period	420,396	149,089
Cash, cash equivalents, and restricted cash, end of period	$100,933	$159,459

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$52,162	$101,786
Cash and cash equivalents - restricted	48,771	57,673
Cash, cash equivalents, and restricted cash, end of period	$100,933	$159,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

					Accumulated		Noncontrolling		Noncontrolling
		Additional			Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Deficit	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2019	$549	$1,185,168	$(17,315)	$(495,514)	$(28,159)	$644,729	$—	$644,729	$221,511
Net loss	—	—	—	(46,516)	—	(46,516)	—	(46,516)	(4,220)
Adjustment of noncontrolling interest to redemption value	—	—	—	54,265	—	54,265	—	54,265	(54,265)
Transition adjustment related to adoption of ASU 2016-13	—	—	—	(5,343)	2,158	(3,185)	—	(3,185)	—
Other comprehensive loss, net of income taxes	—	—	—	—	(37,437)	(37,437)	—	(37,437)	—
Payment of dividends ($0.95 per share)	—	147	(557)	(51,996)	—	(52,406)	—	(52,406)	—
Restricted stock units and stock options surrendered	1	(1,660)	—	—	—	(1,659)	—	(1,659)	—
Stock-based compensation expense	—	2,230	—	—	—	2,230	—	2,230	—
BALANCE, March 31, 2020	$550	$1,185,885	$(17,872)	$(545,104)	$(63,438)	$560,021	$—	$560,021	$163,026
Net loss	—	—	—	(173,492)	—	(173,492)	—	(173,492)	(14,167)
Adjustment of noncontrolling interest to redemption value	—	—	—	6,174	—	6,174	—	6,174	(6,174)
Other comprehensive loss, net of income taxes	—	—	—	—	(1,189)	(1,189)	—	(1,189)	—
Payment of dividends	—	—	(595)	624	—	29	—	29	—
Distribution from consolidated joint venture to noncontrolling interest partners	—	—	—	—	—	—	—	—	(992)
Restricted stock units and stock options surrendered	—	(29)	—	—	—	(29)	—	(29)	—
Stock-based compensation expense	—	2,190	—	—	—	2,190	—	2,190	—
BALANCE, June 30, 2020	$550	$1,188,046	$(18,467)	$(711,798)	$(64,627)	$393,704	$—	$393,704	$141,693
Net loss	—	—	—	(117,659)	—	(117,659)	(325)	(117,984)	(11,893)
Adjustment of noncontrolling interest to redemption value	—	—	—	(333)	—	(333)	—	(333)	333
Issuance of partnership units in Operating Partnership	—	—	—	—	—	—	15,472	15,472	—
Other comprehensive loss, net of income taxes	—	—	—	—	(4,425)	(4,425)	—	(4,425)	—
Payment of dividends	—	(13)	—	25	—	12	—	12	—
Redemption of noncontrolling interests	—	—	—	(1,500)	—	(1,500)	—	(1,500)	(16,970)
Restricted stock units and stock options surrendered	—	(76)	—	—	—	(76)	—	(76)	—
Stock-based compensation expense	—	2,203	—	—	—	2,203	—	2,203	—
BALANCE, September 30, 2020	$550	$1,190,160	$(18,467)	$(831,265)	$(69,052)	$271,926	$15,147	$287,073	$113,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

					Accumulated		Noncontrolling		Noncontrolling
		Additional			Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Deficit	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2018	$513	$900,795	$(15,183)	$(388,524)	$(28,024)	$469,577	$—	$469,577	$287,433
Net income	—	—	—	29,408	—	29,408	—	29,408	(6,738)
Adjustment of noncontrolling interest to redemption value	—	—	—	(10,420)	—	(10,420)	—	(10,420)	10,420
Transition adjustment related to adoption of ASU 2018-02	—	—	—	2,707	(2,707)	—	—	—	—
Other comprehensive income, net of income taxes	—	—	—	—	109	109	—	109	—
Payment of dividends ($0.90 per share)	—	168	(504)	(46,076)	—	(46,412)	—	(46,412)	—
Restricted stock units and stock options surrendered	1	(3,825)	—	—	—	(3,824)	—	(3,824)	—
Stock-based compensation expense	—	2,026	—	—	—	2,026	—	2,026	—
BALANCE, March 31, 2019	$514	$899,164	$(15,687)	$(412,905)	$(30,622)	$440,464	$—	$440,464	$291,115
Net income	—	—	—	49,383	—	49,383	—	49,383	(3,099)
Adjustment of noncontrolling interest to redemption value	—	—	—	(10,293)	—	(10,293)	—	(10,293)	10,293
Other comprehensive income, net of income taxes	—	—	—	—	98	98	—	98	—
Payment of dividends ($0.90 per share)	—	93	—	(46,593)	—	(46,500)	—	(46,500)	—
Distribution from consolidated joint venture to noncontrolling interest partners	—	—	—	—	—	—	—	—	(10,591)
Restricted stock units and stock options surrendered	—	(63)	—	—	—	(63)	—	(63)	—
Stock-based compensation expense	—	1,935	—	—	—	1,935	—	1,935	—
BALANCE, June 30, 2019	$514	$901,129	$(15,687)	$(420,408)	$(30,524)	$435,024	$—	$435,024	$287,718
Net income	—	—	—	22,349	—	22,349	—	22,349	(1,459)
Adjustment of noncontrolling interest to redemption value	—	—	—	(90,877)	—	(90,877)	—	(90,877)	90,877
Other comprehensive income, net of income taxes	—	—	—	—	(7,593)	(7,593)	—	(7,593)	—
Purchase of additional ownership interest in consolidated joint venture	—	(2,899)	—	—	—	(2,899)	—	(2,899)	(2,582)
Payment of dividends ($0.90 per share)	—	135	(1,076)	(45,467)	—	(46,408)	—	(46,408)	—
Exercise of stock options	—	71	—	—	—	71	—	71	—
Distribution from consolidated joint venture to noncontrolling interest partners	—	—	—	—	—	—	—	—	(95,202)
Restricted stock units and stock options surrendered	—	(90)	—	—	—	(90)	—	(90)	—
Stock-based compensation expense	—	1,901	—	—	—	1,901	—	1,901	—
BALANCE, September 30, 2019	$514	$900,247	$(16,763)	$(534,403)	$(38,117)	$311,478	$—	$311,478	$279,352

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

At September 30, 2020, the Company also owns a 65% interest in a joint venture (the “Gaylord Rockies joint venture”) that owns the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which opened in December 2018 and is managed by Marriott. As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, management has concluded that the Company is the primary beneficiary of this variable interest entity. As such, the Company has consolidated the assets, liabilities and results of operations of the Gaylord Rockies joint venture in the accompanying condensed consolidated financial statements. The portion of the Gaylord Rockies joint venture that the Company does not own is recorded as noncontrolling interest in consolidated joint venture in the accompanying condensed consolidated balance sheet, and any adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statements of equity. Creditors of the Gaylord Rockies joint venture have no recourse to the general credit of the Company, except with respect to certain limited loan guarantees as discussed in Note 13, “Commitments and Contingencies” to the condensed consolidated financial statements included herein.

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

The Company, in consultation with local governmental authorities, first determined to close its Nashville-based entertainment venues in mid-March 2020. As cancellations at the Gaylord Hotels properties began to increase, the Company and its hotel manager, Marriott, implemented a series of operational changes, culminating with the suspension of operations at the Gaylord Hotels properties in late March 2020. Gaylord Texan reopened June 8, 2020, and Gaylord Opryland, Gaylord Palms and Gaylord Rockies reopened June 25, 2020. Gaylord National remains closed. Hotel employees that were laid off or furloughed were generally paid the equivalent of one week of compensation, and benefits for non-union hotel employees have been maintained throughout the individual properties’ closures.

In the Company’s Entertainment segment, in addition to the temporary closure of its entertainment assets, the Company took steps to reduce operating costs in all areas. Many of the Company’s Nashville-based attractions reopened at reduced capacities in May and June 2020. The Grand Ole Opry and Ryman Auditorium began offering limited-capacity tours in June 2020, and in September 2020, they reopened for limited-capacity publicly attended performances. The Company’s decision to offer publicly attended performances with additional capacity will be based on a number of factors and made in consultation with local health authorities.

The Company amended its credit facility on April 23, 2020, as described in Note 7, “Debt.” The Company continues to pay all required debt service payments on its indebtedness, lease payments, taxes and other payables.

At September 30, 2020, the Company had an additional $664.1 million available for borrowing under its revolving credit facility and $52.2 million in unrestricted cash on hand. In addition, following the payment of the Company’s first quarter 2020 dividend as discussed in Note 14, “Equity,” to the condensed consolidated financial statements included herein, the Company suspended its regular quarterly dividend payments for the remainder of 2020. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement. The Company’s credit agreement amendment described in Note 7, “Debt,” to the condensed consolidated financial statements included herein, permits payment of dividends as necessary to maintain the Company’s REIT status and permits the Company to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to the Company’s board of director’s determinations as to the amount of distributions and timing thereof.

The Company has deferred substantially all non-essential capital projects, in addition to delaying the Gaylord Rockies expansion project, which was scheduled to begin construction in second quarter 2020. The Gaylord Palms expansion project is continuing, and the Company believes the expansion will allow Gaylord Palms to serve groups moving meetings to 2021.

Termination of Block 21 Acquisition

In December 2019, the Company entered into an agreement to purchase Block 21, a mixed-use entertainment, lodging, office and retail complex located in Austin, Texas, for $275 million, which included the assumption of approximately $141 million of existing mortgage debt. In May 2020, in response to the then-existing capital markets and economic environment caused by the COVID-19 pandemic, the Company determined it was not in the best interest of shareholders to focus resources and capital on the project and terminated the purchase agreement. The Company forfeited a nonrefundable December 2019 deposit of $15.0 million and recorded a loss, which is included in other gains and (losses), net in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2020.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The guidance in ASU 2020-04 is optional, effective immediately, and may be elected over time as reference rate reform activities occur generally through December 31, 2022. During 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of this guidance and may apply other elections as applicable as additional market changes occur.

In October 2020, the FASB issued ASU No. 2020-09, “Debt – Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762,” which addresses disclosure rules on guaranteed debt securities offerings. The new rules allow for more summarized information regarding issuer and guarantor subsidiaries, as well as the option to provide the required disclosures in a footnote to the consolidated financial statements or in management’s discussion and analysis of financial condition and results of operations. The updated guidance is effective for the Company in January 2021; however, early adoption is permitted. The Company elected to adopt this guidance in the third quarter of 2020 and has included the applicable disclosures within management’s discussion and analysis of financial condition and results of operations in this Form 10-Q.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Hotel group rooms	$2,747	$93,172	$85,611	$301,932
Hotel transient rooms	21,740	41,778	47,806	109,934
Hotel food and beverage - banquets	3,653	104,961	111,904	354,678
Hotel food and beverage - outlets	12,564	50,212	51,573	144,668
Hotel other	17,274	38,134	57,060	111,684
Entertainment admissions/ticketing	1,689	24,075	12,456	59,658
Entertainment food and beverage	4,899	17,617	16,425	47,504
Entertainment retail and other	5,683	9,838	15,125	28,223
Total revenues	$70,249	$379,787	$397,960	$1,158,281

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gaylord Opryland	$17,514	$90,186	$94,961	$278,131
Gaylord Palms	7,658	40,854	53,847	148,127
Gaylord Texan	19,651	66,508	81,119	207,873
Gaylord National	133	59,128	50,056	202,886
Gaylord Rockies	11,931	64,949	68,335	165,628
AC Hotel	735	2,882	2,730	8,631
Inn at Opryland and other	356	3,750	2,906	11,620
Total Hospitality segment revenues	$57,978	$328,257	$353,954	$1,022,896

The majority of the Company’s Entertainment segment revenues are concentrated in Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At September 30, 2020 and December 31, 2019, the Company had $61.7 million and $76.7 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2019, approximately $44.8 million was recognized in revenue during the nine months ended September 30, 2020.

3. INCOME (LOSS) PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average shares outstanding - basic	54,980	51,444	54,955	51,411
Effect of dilutive stock-based compensation	—	125	—	152
Effect of dilutive put rights	—	263	—	263
Weighted average shares outstanding - diluted	54,980	51,832	54,955	51,826

For the three months and nine months ended September 30, 2020, the effect of dilutive stock-based compensation was the equivalent of 0.1 million shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months and nine months ended September 30, 2020, these incremental shares were excluded from the computation of dilutive earnings per share as the effect of their inclusion would have been anti-dilutive.

As more fully discussed in Note 13, “Commitments and Contingencies,” to the condensed consolidated financial statements included herein, certain affiliates of Ares Management, L.P. (“Ares”) each had a put right to require the Company to purchase their joint venture interests in the Gaylord Rockies joint venture in consideration of cash or operating partnership units (“OP Units”) of RHP Hotel Properties, LP (the “Operating Partnership”). These put rights were exercised during the three months ended September 30, 2020. The OP Units held by the noncontrolling interest holders have been excluded from the denominator of the diluted loss per share calculation for the three months and nine months ended September 30, 2020 as there would be no effect on the calculation of diluted loss per share because the loss attributable to the OP Units held by the noncontrolling interest holders would also be subtracted to derive net loss available to common stockholders.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is comprised of amounts related to the Company’s minimum pension liability discussed in Note 11, “Pension and Postretirement Benefits Other Than Pension Plans,” interest rate derivatives designated as cash flow hedges related to the Company’s and the Gaylord Rockies joint venture’s outstanding debt as discussed in Note 7, “Debt,” and amounts related to an other-than-temporary impairment of a held-to-maturity investment that existed prior to the Company’s adoption of ASU 2016-13 with respect to the notes receivable discussed in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein, and Note 3, “Notes Receivable,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2020 and 2019 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2019	$(23,916)	$(5,877)	$1,634	$(28,159)
Losses arising during period	(11,167)	—	(39,965)	(51,132)
Amounts reclassified from accumulated other comprehensive loss	1,444	158	6,479	8,081
Net other comprehensive income (loss)	(9,723)	158	(33,486)	(43,051)
Transition adjustment related to adoption of ASU 2016-13 (see Note 1)	—	2,158	—	2,158
Balance, September 30, 2020	$(33,639)	$(3,561)	$(31,852)	$(69,052)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2018	$(21,814)	$(6,210)	$—	$(28,024)
Losses arising during period	(5,164)	—	(3,789)	(8,953)
Amounts reclassified from accumulated other comprehensive loss	1,635	249	(1,197)	687
Income tax benefit	880	—	—	880
Net other comprehensive income (loss)	(2,649)	249	(4,986)	(7,386)
Transition adjustment related to adoption of ASU 2018-02	(2,707)	—	—	(2,707)
Balance, September 30, 2019	$(27,170)	$(5,961)	$(4,986)	$(38,117)

5. PROPERTY AND EQUIPMENT:

Property and equipment, including right-of-use finance lease assets, at September 30, 2020 and December 31, 2019 is recorded at cost (except for right-of-use finance lease assets) and summarized as follows (in thousands):

	September 30,	December 31,
	2020	2019
Land and land improvements	$351,569	$349,024
Buildings	3,465,367	3,432,136
Furniture, fixtures and equipment	975,368	968,858
Right-of-use finance lease assets	1,613	1,613
Construction-in-progress	147,869	82,906
	4,941,786	4,834,537
Accumulated depreciation and amortization	(1,813,169)	(1,704,285)
Property and equipment, net	$3,128,617	$3,130,252

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $70.4 million and $110.1 million at September 30, 2020 and December 31, 2019, respectively, net of credit loss reserve of $38.0 million and $0, respectively. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

The Company has the intent and ability to hold these bonds to maturity. In the first quarter of 2020, the Company recorded an initial transition adjustment of $5.2 million and has since performed its quarterly assessment of credit losses under the newly adopted credit loss standard discussed in Note 1, which considers the estimate of projected tax revenues that will service the Series B bond over its remaining term. These tax revenue projections were updated each quarter in connection with the Company’s preparation of its condensed consolidated financial statements included herein as a result of the closure of Gaylord National during the COVID-19 pandemic and to reflect updated industry projections as to future anticipated operations of the hotel. As a result of these reduced tax revenue projections over the remaining life of the Series B bond, the Company increased its credit loss reserve by $7.8 million and $32.8 million in the three months and nine months ended September 30, 2020. At September 30, 2020, the Series B bond is fully reserved. The Series A bond is of higher priority than other tranches which fall between the Company’s two issuances.

During the three months ended September 30, 2020 and 2019, the Company recorded interest income of $1.5 million and $2.5 million, respectively, on these bonds. During the nine months ended September 30, 2020 and 2019, the Company recorded interest income of $4.7 million and $7.7 million, respectively, on these bonds. The Company received payments of $8.8 million and $11.3 million during the nine months ended September 30, 2020 and 2019, respectively, relating to these bonds. At September 30, 2020 and December 31, 2019, before consideration of the credit loss reserve, the Company had accrued interest receivable related to these bonds of $39.4 million and $38.2 million, respectively.

7. DEBT:

The Company’s debt and finance lease obligations at September 30, 2020 and December 31, 2019 consisted of (in thousands):

	September 30,	December 31,
	2020	2019
$700M Revolving Credit Facility, interest at LIBOR plus 1.95%, maturing March 31, 2024, less unamortized deferred financing costs of $7,647 and $0	$27,353	$—
$300M Term Loan A, interest at LIBOR plus 1.90%, maturing May 31, 2025, less unamortized deferred financing costs of $2,280 and $2,478	297,720	297,522
$500M Term Loan B, interest at LIBOR plus 2.00%, maturing May 11, 2024, less unamortized deferred financing costs of $3,771 and $4,501	378,729	381,749
$400M Senior Notes, interest at 5.0%, maturing April 15, 2023, less unamortized deferred financing costs of $2,531 and $3,222	397,469	396,778
$700M Senior Notes, interest at 4.75%, maturing October 15, 2027, less unamortized deferred financing costs of $10,989 and $11,808, plus unamortized premium of $2,234 and $2,434	691,245	690,626
$800M Term Loan (Gaylord Rockies JV), interest at LIBOR plus 2.50%, maturing July 2, 2023, less unamortized deferred financing costs of $6,690 and $8,015	793,310	791,985
Finance lease obligations	1,146	1,308
Total debt	$2,586,972	$2,559,968

Amounts due within one year consist of the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

At September 30, 2020, there were no defaults under the covenants related to the Company’s outstanding debt, and the lenders had extended the allowable closure period in the covenant in the credit facility that prohibits closure of the Gaylord Hotels properties for longer than a specified period of time.

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

The Amendment provides for a waiver of the existing financial covenants through March 31, 2021 and ending on April 1, 2021 (the “Temporary Waiver Period”), amends covenant computations for the three months ended June 30, 2021 and September 30, 2021, and confirms the availability of undrawn amounts under the revolving credit facility. In addition, the Amendment contains a covenant that the Company must maintain unrestricted liquidity (in the form of unrestricted cash on hand or undrawn availability under the Revolver) of at least $100 million. In the event the Company is unable to comply with the Credit Agreement’s financial covenants, it expects to further amend the Credit Agreement or take other mitigating actions prior to a potential breach.

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

The Loan Amendment modified the Loan Agreement to (i) provide for the ability to use cash for certain purposes, even during a Cash Sweep Period (as defined in the Loan Agreement), (ii) extend the deadline for Hotel Owner to commence construction of an expansion to Gaylord Rockies, and (iii) provide favorable changes to the debt service coverage ratio provisions. Beginning in July 2020, the Gaylord Rockies joint venture was in a Cash Sweep Period pursuant to the Loan Agreement.

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

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $15.9 million will be reclassified from accumulated other comprehensive loss to interest expense in the next twelve months.

The estimated fair value of the Company’s derivative financial instruments at September 30, 2020 and December 31, 2019 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	September 30,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2020	2019
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	$(2,460)	$959
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	(2,460)	959
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	(2,460)	956
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	$ 87,500	(2,478)	934
Gaylord Rockies Loan	Interest Rate Swap	1.6500%	1-month LIBOR	August 1, 2022	$ 800,000	(21,994)	(2,174)
						$(31,852)	$1,634

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

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI			Reclassified from Accumulated
	on Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	September 30,		Accumulated OCI	September 30,
	2020	2019	into Income (Expense)	2020	2019
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$183	$(3,789)	Interest expense	$(3,989)	$1,197
Total derivatives	$183	$(3,789)		$(3,989)	$1,197

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from Accumulated
	Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Nine Months Ended		Reclassified from	Nine Months Ended
	September 30,		Accumulated OCI	September 30,
	2020	2019	into Income (Expense)	2020	2019
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(39,965)	$(3,789)	Interest expense	$(6,479)	$1,197
Total derivatives	$(39,965)	$(3,789)		$(6,479)	$1,197

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended September 30, 2020 and 2019 was $28.1 million and $35.3 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $87.5 million and $100.8 million, respectively.

At September 30, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $33.6 million. As of September 30, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $33.6 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

The Company’s lease costs for the three months and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$2,929	$3,167	$9,009	$9,742
Finance lease cost:
Amortization of right-of-use assets	38	43	112	120
Interest on lease liabilities	12	18	37	49
Net lease cost	$2,979	$3,228	$9,158	$9,911

Future minimum lease payments under non-cancelable leases at September 30, 2020 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$6,335	$260
Year 2	6,029	241
Year 3	6,062	232
Year 4	5,873	60
Year 5	5,911	46
Years thereafter	569,804	578
Total future minimum lease payments	600,014	1,417
Less amount representing interest	(492,632)	(271)
Total present value of minimum payments	$107,382	$1,146

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	50.3	years
Finance leases	10.1	years
Weighted-average discount rate:
Operating leases	6.8%
Finance leases	4.0%

10. STOCK PLANS:

During the nine months ended September 30, 2020, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $84.26 per unit. There were 0.3 million restricted stock units outstanding at each of September 30, 2020 and December 31, 2019.

Compensation expense for the Company’s stock-based compensation plans was $2.2 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively, and $6.6 million and $5.9 million for the nine months ended September 30, 2020 and 2019, respectively.

11. PENSION AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest cost	$534	$798	$1,885	$2,554
Expected return on plan assets	(962)	(935)	(3,071)	(2,822)
Amortization of net actuarial loss	340	293	903	866
Net settlement loss	1,343	1,577	1,343	1,577
Total net periodic pension expense	$1,255	$1,733	$1,060	$2,175

As a result of increased lump-sum distributions from the Company’s qualified retirement plan during 2020 and 2019, net settlement losses of $1.3 million and $1.6 million were recognized in the three months and nine months ended September 30, 2020 and 2019, respectively.

In addition, the increase in lump-sum distributions required the Company to re-measure its liability under its pension plan as of July 31, 2020. As a result of the re-measurement, as well as a decrease in the pension plan’s assumed discount rate from 2.85% at December 31, 2019 to 1.76% at July 31, 2020, the Company recorded a $10.1 million increase in its liability under the pension plan and a corresponding increase in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet at September 30, 2020.

Net postretirement benefit income reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest cost	$17	$26	$52	$76
Amortization of net actuarial loss	57	55	184	178
Amortization of prior service credit	(329)	(329)	(986)	(986)
Total net postretirement benefit income	$(255)	$(248)	$(750)	$(732)

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

For the three months and nine months ended September 30, 2020, the Company recorded an income tax provision of $0.1 million and $27.0 million, respectively. The income tax provision for the nine months ended September 30, 2020 includes the recording of a valuation allowance of $26.7 million, as further described below. In the three months and nine months ended September 30, 2020, the Company also recorded income tax expense of $0.1 million and $0.3 million, respectively, inclusive of valuation allowance, related to the current period operations of the Company.

Due to the financial statement impact of the COVID-19 pandemic, in connection with the preparation of the condensed consolidated financial statements included herein, the Company reassessed the realizability of net deferred tax assets during 2020, and as a result, the Company recorded a full valuation allowance of $26.7 million in the nine months ended September 30, 2020 on the net deferred tax assets of its TRSs.

For the three months and nine months ended September 30, 2019, the Company recorded an income tax provision of $3.5 million and $13.7 million, respectively, related to regular operations, which differs from the statutory rate primarily due to the REIT dividends paid deduction.

At September 30, 2020 and December 31, 2019, the Company had no unrecognized tax benefits.

13. COMMITMENTS AND CONTINGENCIES:

Pursuant to the Gaylord Rockies joint venture agreements, certain affiliates of Ares each had a put right to require the Company to purchase their joint venture interests at a defined appraised value during an annual window period or under certain other circumstances in consideration of cash or OP Units of the Operating Partnership. During the three months ended September 30, 2020, put right holders totaling 0.5% ownership in the Gaylord Rockies joint venture exercised their put rights for $2.9 million in cash, and the remaining put right holders, totaling 2.4% ownership in the Gaylord Rockies joint venture, exercised their put rights for approximately $14.0 million in OP Units, which was equivalent to approximately 0.4 million OP Units. Such OP Units have economic terms that are substantially similar to shares of the Company’s common stock and are redeemable at the option of the holders thereof. Redemptions will be paid in cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments in accordance with the Operating Partnership’s partnership agreement.

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

In April 2019, a subsidiary of the Company entered into a joint venture with Gray Television, Inc. to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle (“New Country Ventures”). The Company acquired a 50% equity interest in this joint venture and has made capital contributions of $12.5 million. In addition, the joint venture agreement requires the Company to contribute up to an additional $2.5 million through December 31, 2021. The Company accounts for its investment in this joint venture under the equity method of accounting.

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

14. EQUITY:

Dividends

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At September 30, 2020, 0.4 million outstanding OP Units, or less than 1% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheet. The Company owns, directly or indirectly, the remaining 99.2% of the outstanding OP Units.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, were as follows (in thousands):

		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$29,746	$29,746	$—	$—
Total assets measured at fair value	$29,746	$29,746	$—	$—

Variable to fixed interest rate swaps	$31,852	$—	$31,852	$—
Total liabilities measured at fair value	$31,852	$—	$31,852	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$29,174	$29,174	$—	$—
Variable to fixed interest rate swaps	3,808	—	3,808	—
Total assets measured at fair value	$32,982	$29,174	$3,808	$—

Variable to fixed interest rate swaps	$2,174	$—	$2,174	$—
Total liabilities measured at fair value	$2,174	$—	$2,174	$—

The remainder of the assets and liabilities held by the Company at September 30, 2020 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximates fair value, except as described below.

The Company has outstanding $400.0 million in aggregate principal amount of $400 million 5% senior notes. The carrying value of these notes at September 30, 2020 was $397.5 million, net of unamortized DFCs. The fair value of these notes, based upon quoted market prices (Level 1), was $390.3 million at September 30, 2020.

The Company has outstanding $700.0 million in aggregate principal amount of $700 million 4.75% senior notes. The carrying value of these notes at September 30, 2020 was $691.2 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $644.7 million at September 30, 2020.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Hospitality	$57,978	$328,257	$353,954	$1,022,896
Entertainment	12,271	51,530	44,006	135,385
Corporate and Other	—	—	—	—
Total	$70,249	$379,787	$397,960	$1,158,281

Depreciation and amortization:
Hospitality	$49,310	$50,445	$148,667	$150,909
Entertainment	3,985	3,132	10,492	8,441
Corporate and Other	581	421	2,073	1,210
Total	$53,876	$53,998	$161,232	$160,560

Operating income:
Hospitality	$(78,322)	$52,116	$(154,633)	$191,563
Entertainment	(9,057)	14,376	(26,632)	34,222
Corporate and Other	(7,880)	(9,825)	(24,766)	(27,728)
Preopening costs (1)	(96)	(164)	(1,597)	(2,274)
Gain on sale of assets (2)	—	—	1,261	—
Credit loss on held-to-maturity securities (3)	(7,811)	—	(32,784)	—
Total operating income (loss)	(103,166)	56,503	(239,151)	195,783

Interest expense	(28,127)	(35,261)	(87,527)	(100,840)
Interest income	1,540	2,878	5,765	8,756
Loss from extinguishment of debt	—	(494)	—	(494)
Loss from unconsolidated joint ventures	(1,767)	(308)	(5,482)	(475)
Other gains and (losses), net	1,729	1,109	(14,831)	857
Income (loss) before income taxes	$(129,791)	$24,427	$(341,226)	$103,587
(1)	Preopening costs for the three months ended September 30, 2020 relates to the Hospitality segment. Preopening costs for the nine months ended September 30, 2020 include $0.2 million and $1.4 million for the Hospitality and Entertainment segments, respectively. Preopening costs for the three months ended September 30, 2019 relate to the Entertainment segment. Preopening costs of the nine months ended September 30, 2019 include $0.6 million and $1.6 million for the Hospitality and Entertainment segments, respectively.
(2)	Gain on sale of assets for the nine months ended September 30, 2020 relates to the Hospitality segment.
(3)	Credit loss on held-to-maturity securities for the three months and nine months ended September 30, 2020 relates to the Hospitality segment.

	September 30,	December 31,
	2020	2019
Identifiable assets:
Hospitality	$3,310,128	$3,494,084
Entertainment	188,848	181,036
Corporate and Other	88,775	413,348
Total identifiable assets	$3,587,751	$4,088,468

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our core holdings include a network of five upscale, meetings-focused resorts totaling 9,615 rooms that are managed by Marriott under the Gaylord Hotels brand. These five resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and Gaylord Rockies, which is owned by the Gaylord Rockies joint venture, in which we own a 65% interest. Our other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 95 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, and the General Jackson Showboat. We also own a 50% interest in a joint venture intended to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”).

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

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (COVID-19) as a pandemic, which continues to spread throughout the United States. COVID-19 is having an unprecedented impact on the

U.S. economy, and due to the COVID-19 pandemic, we have experienced disruption of our business and in March 2020 temporarily suspended operations of most of our assets, as further described below. While most of our assets have reopened at some capacity, there is significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on our future results of operations and financial position.

In late February 2020, when the gravity of the COVID-19 pandemic became apparent, we formed an internal task force, which included members of management and our board of directors, to formulate and implement responses to COVID-19. The task force, in consultation with local governmental authorities, first determined to close our Nashville-based entertainment venues in mid-March 2020.

As cancellations at our Gaylord Hotels properties began to increase, we, with our hotel manager, Marriott, implemented a series of operational changes, culminating with the suspension of operations at our Gaylord Hotels properties in late-March 2020. Gaylord Texan reopened June 8, 2020, and Gaylord Opryland, Gaylord Palms and Gaylord Rockies reopened June 25, 2020. Gaylord National remains closed. Hotel employees that were laid off or furloughed were generally paid the equivalent of one week of compensation, and benefits for non-union hotel employees have been maintained throughout the individual properties’ closures.

In our Entertainment segment, in addition to the temporary closure of our entertainment assets, we have taken steps to reduce operating costs in all areas. Many of our Nashville-based attractions reopened at reduced capacities in May and June 2020. The Grand Ole Opry and Ryman Auditorium began offering limited-capacity tours in June 2020, and in September 2020, they reopened for limited-capacity publicly attended performances. Our decision to offer publicly attended performances with additional capacity will be based on a number of factors and made in consultation with local health authorities.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our preliminary evaluation of the CARES Act, we qualify for certain employer payroll tax credits, which will be treated as government subsidies to offset related operating expenses, as well as the deferral of payroll and other tax payments in the future. During the nine months ended September 30, 2020, qualified payroll tax credits reduced our operating expenses by $1.8 million. We are deferring qualified payroll and other tax payments as permitted by the CARES Act.

Our results for the three months and nine months ended September 30, 2020 include approximately $15.0 million and $40.1 million of operating costs specifically related to the COVID-19 pandemic, which is primarily comprised of employment costs, and is net of $1.8 million in payroll tax credits provided by the CARES Act.

Impact on Liquidity. We are also taking action to preserve liquidity. We continue to pay all required debt service payments on our indebtedness, lease payments, taxes and other payables. At September 30, 2020, we had $664.1 million available for borrowing under our revolving credit facility and $52.2 million in unrestricted cash on hand. In addition, following the payment of our first quarter 2020 dividend on April 15, 2020 to stockholders of record on March 31, 2020, we suspended our regular quarterly dividend payments for the remainder of 2020. Our board of directors will consider a future dividend as permitted by our credit agreement. Our credit facility amendment described below under “Principal Debt Agreements” permits payment of dividends as necessary to maintain our REIT status and permits us to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to our board of director’s determinations as to the amount of distributions and the timing thereof.

We have deferred approximately $82 million of non-essential capital projects, in addition to delaying the Gaylord Rockies expansion project, which was scheduled to begin construction in second quarter 2020. The Gaylord Palms expansion project is continuing, and we believe the expansion will allow us to serve groups moving meetings to 2021.

With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is generally 5.0% of the respective property’s total annual revenue; however, Marriott has suspended this obligation through March 2021.

Impact on Operations. During the three months and nine months ended September 30, 2020, our Hospitality segment experienced total attrition and cancellations of approximately 583,000 and 2,003,000 net room nights, respectively, which we believe are attributable to COVID-19, representing approximately $118 million and $409 million in rooms revenue, respectively.

We and Marriott’s sales teams have been working closely with our customers to rebook previously cancelled business and, through September 30, 2020, we have rebooked approximately 1.0 million room nights, or approximately 53% of total room nights cancelled as a result of the COVID-19 pandemic. We have focused on offering flexibility rather than demanding attrition and cancellation payments in an effort to strengthen our relationships with our customers and meeting planners. Our establishments are undergoing a phased reopening, and the customer mix at our Gaylord Hotels properties has been and may continue to be more heavily transient during this phased reopening than our historical trends.

Principal Debt Agreements. On April 23, 2020, we completed an amendment to the credit agreement governing our $700 million revolving credit facility (of which $35.0 million was outstanding at September 30, 2020), $300 million term loan A facility and the original $500 million term loan B facility (of which $382.5 million was outstanding at September 30, 2020), which was obtained from a consortium of banks led by Wells Fargo Bank, National Association, as administrative agent. The amendment provides for a temporary waiver of financial covenants in the credit facility through March 31, 2021 and ending April 1, 2021 (unless terminated early by us at our option), amends covenant computations for the three months ended June 30, 2021 and September 30, 2021, and confirms the availability of undrawn amounts under the revolving credit facility. During the waiver period, the amendment provides for increased interest and fees, additional restrictions on debt, investments, dividends, share repurchases and capital expenditures, and a minimum liquidity requirement. In addition, all borrowings under the revolving credit facility made during the waiver period may only be used for payment of operating expenses, debt service and certain other specified uses. For additional discussion of the amendment to our credit agreement, see “Principal Debt Agreements” below.

On June 30, 2020, the Gaylord Rockies joint venture completed an amendment to its $800 million term loan to (i) provide for the ability to use cash for certain purposes, even during a Cash Sweep Period (as defined in the Loan Agreement), (ii) extend the deadline to commence construction of an expansion to Gaylord Rockies, and (iii) provide favorable changes to the debt service coverage ratio provisions. For additional discussion of this amendment, see “Principal Debt Agreements” below. Beginning in July 2020, the Gaylord Rockies joint venture was in a Cash Sweep Period pursuant to the Loan Agreement.

For additional discussion of the impact of the COVID-19 pandemic on our business, see “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q.

Gaylord Rockies Joint Venture

We own a 65% interest in the Gaylord Rockies joint venture. Our management has concluded that the Company is the primary beneficiary of this variable interest entity (“VIE”) and the financial position and results of operations of the VIE have been consolidated in the accompanying condensed consolidated financial statements included herein. Gaylord Rockies opened on a fully operational basis in first quarter 2019.

Gaylord Palms Expansion

In 2018, we began construction of a $158 million expansion of Gaylord Palms, which will include an additional 303 guest rooms and 90,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure. The expansion is expected to be completed in April 2021.

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

Circle

In 2019, we acquired a 50% equity interest in Circle, and we have made $12.5 million in capital contributions through September 30, 2020. The joint venture agreement requires us to contribute up to an additional $2.5 million through December 31, 2021. Circle launched its broadcast network on January 1, 2020, with sixteen original shows and two major distribution partnerships that broadcast Circle in markets accessible to more than 50% of U.S. television households.

Termination of Block 21 Acquisition

In December 2019, we entered into an agreement (the “Block 21 Agreement”) to purchase Block 21, a mixed-use entertainment, lodging, office and retail complex located in Austin, Texas, for $275 million, which included the assumption of approximately $141 million of existing mortgage debt. In May 2020, in response to the then-existing capital markets and economic environment caused by the COVID-19 pandemic, we determined it was not in the best interest of our shareholders to focus resources and capital on the project and terminated the purchase agreement. We forfeited a nonrefundable deposit of $15.0 million, which is included in other gains and (losses), net in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2020.

Dividend Payment; Suspension of Dividend

On February 25, 2020, our board of directors declared our first quarter 2020 cash dividend in the amount of $0.95 per share of common stock, or an aggregate of approximately $52.2 million in cash, which was paid on April 15, 2020 to stockholders of record as of the close of business on March 31, 2020. Following payment of our first quarter 2020 cash dividend, we suspended our regular quarterly dividend payments for the remainder of 2020, and our board of directors will consider a future dividend as permitted by our credit agreement. Our credit facility amendment described below under “Principal Debt Agreements” permits payment of dividends as necessary to maintain our REIT status and permits us to pay a dividend of $0.01 per share each quarter. Prior to the suspension of dividends as a result of the COVID-19 pandemic, we had planned to continue to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. Any future dividend is subject to our board of directors’ determinations as to the amount of distributions and the timing thereof.

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

Expansion of Hotel Asset Portfolio. While our pre-COVID-19 short-term capital allocation strategy has focused on returning capital to stockholders through the payment of dividends, part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We will consider attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. As a REIT, we do not view independent, large-scale development of resort and convention hotels as a part of our long-term growth strategy.

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

Our Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties (including our investment in the Gaylord Rockies joint venture), the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, our equity investment in Circle, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three months and nine months ended September 30, 2020 and 2019, our total revenues were divided among these business segments as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2020	2019	2020	2019
Hospitality	83%	86%	89%	88%
Entertainment	17%	14%	11%	12%
Corporate and Other	0%	0%	0%	0%

As described above, our hotels and entertainment assets were closed for a period of time and certain assets remain closed pending our decision to safely reopen facilities as discussed above. While facilities were closed or remain closed, we recorded or expect to record, as applicable, negligible revenue, and we incurred or will incur expenses as described above under “Impact of COVID-19 Pandemic.” Our facilities that have reopened are operating at diminished capacities. Our short-term strategy is to safely reopen our assets, focus on rebooking business in our hotels, pursue cost containment strategies and conserve liquidity.

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

For the three months and nine months ended September 30, 2020, the method of calculation of these indicators has not been changed as a result of the COVID-19 pandemic and the resulting hotel closures and is consistent with prior periods. As such, performance metrics include closed hotel room nights available.

We also use certain “non-GAAP financial measures,” which are measures of our historical performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures include:

●	Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”), Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest, and
●	Funds From Operations (“FFO”) available to common shareholders and unit holders and Adjusted FFO available to common shareholders and unitholders.

See “Non-GAAP Financial Measures” below for further discussion.

The closure, limited reopening and pandemic-constrained business levels of our Gaylord Hotels properties have resulted in the significant decrease in performance reflected in these key performance indicators and non-GAAP financial metrics for the three months and nine months ended September 30, 2020, as compared to the prior year period.

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and nine months ended September 30, 2020 and 2019. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	%	2019	%	2020	%	2019	%
Income Statement Data:
REVENUES:
Rooms	$24,487	34.9%	$134,950	35.5%	$133,417	33.5%	$411,866	35.6%
Food and beverage	16,217	23.1%	155,173	40.9%	163,477	41.1%	499,346	43.1%
Other hotel revenue	17,274	24.6%	38,134	10.0%	57,060	14.3%	111,684	9.6%
Entertainment	12,271	17.5%	51,530	13.6%	44,006	11.1%	135,385	11.7%
Total revenues	70,249	100.0%	379,787	100.0%	397,960	100.0%	1,158,281	100.0%
OPERATING EXPENSES:
Rooms	10,280	14.6%	37,116	9.8%	47,060	11.8%	108,184	9.3%
Food and beverage	19,233	27.4%	88,584	23.3%	114,935	28.9%	270,623	23.4%
Other hotel expenses	56,961	81.1%	91,608	24.1%	192,480	48.4%	273,074	23.6%
Hotel management fees, net	516	0.7%	8,388	2.2%	5,445	1.4%	28,543	2.5%
Entertainment	17,343	24.7%	34,022	9.0%	60,146	15.1%	92,722	8.0%
Corporate	7,299	10.4%	9,404	2.5%	22,693	5.7%	26,518	2.3%
Preopening costs	96	0.1%	164	0.0%	1,597	0.4%	2,274	0.2%
Gain on sale of assets	—	—%	—	—%	(1,261)	(0.3)%	—	—%
Credit loss on held-to-maturity securities	7,811	11.1%	—	—%	32,784	8.2%	—	—%
Depreciation and amortization:
Hospitality	49,310	70.2%	50,445	13.3%	148,667	37.4%	150,909	13.0%
Entertainment	3,985	5.7%	3,132	0.8%	10,492	2.6%	8,441	0.7%
Corporate and Other	581	0.8%	421	0.1%	2,073	0.5%	1,210	0.1%
Total depreciation and amortization	53,876	76.7%	53,998	14.2%	161,232	40.5%	160,560	13.9%
Total operating expenses	173,415	246.9%	323,284	85.1%	637,111	160.1%	962,498	83.1%
OPERATING INCOME (LOSS):
Hospitality	(78,322)	(135.1)%	52,116	15.9%	(154,633)	(43.7)%	191,563	18.7%
Entertainment	(9,057)	(73.8)%	14,376	27.9%	(26,632)	(60.5)%	34,222	25.3%
Corporate and Other	(7,880)	(A)	(9,825)	(A)	(24,766)	(A)	(27,728)	(A)
Preopening costs	(96)	(0.1)%	(164)	(0.0)%	(1,597)	(0.4)%	(2,274)	(0.2)%
Gain on sale of assets	—	—%	—	—%	1,261	0.3%	—	—%
Credit loss on held-to-maturity securities	(7,811)	(11.1)%	—	—%	(32,784)	(8.2)%	—	—%
Total operating income (loss)	(103,166)	(146.9)%	56,503	14.9%	(239,151)	(60.1)%	195,783	16.9%
Interest expense	(28,127)	(A)	(35,261)	(A)	(87,527)	(A)	(100,840)	(A)
Interest income	1,540	(A)	2,878	(A)	5,765	(A)	8,756	(A)
Loss on extinguishment of debt	—	(A)	(494)	(A)	—	(A)	(494)	(A)
Loss from unconsolidated joint ventures	(1,767)	(A)	(308)	(A)	(5,482)	(A)	(475)	(A)
Other gains and (losses), net	1,729	(A)	1,109	(A)	(14,831)	(A)	857	(A)
Provision for income taxes	(86)	(A)	(3,537)	(A)	(27,046)	(A)	(13,743)	(A)
Net income (loss)	(129,877)	(A)	20,890	(A)	(368,272)	(A)	89,844	(A)
Net loss attributable to noncontrolling interest in consolidated joint venture	11,893	(A)	—	(A)	30,280	(A)	—	(A)
Net loss attributable to noncontrolling interest in the Operating Partnership	325	(A)	1,459	(A)	325	(A)	11,296	(A)
Net income (loss) available to common stockholders	$(117,659)	(A)	$22,349	(A)	$(337,667)	(A)	$101,140	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months and nine months ended September 30, 2020 and 2019 (in thousands, except percentages and per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2020	2019	Change	2020	2019	Change
Total revenues	$70,249	$379,787	(81.5)%	$397,960	$1,158,281	(65.6)%
Total operating expenses	173,415	323,284	(46.4)%	637,111	962,498	(33.8)%
Operating income (loss)	(103,166)	56,503	(282.6)%	(239,151)	195,783	(222.2)%
Net income (loss)	(129,877)	20,890	(721.7)%	(368,272)	89,844	(509.9)%
Net income (loss) available to common stockholders	(117,659)	22,349	(626.5)%	(337,667)	101,140	(433.9)%
Net income (loss) available to common stockholders per share - diluted	(2.14)	0.43	(597.7)%	(6.14)	1.95	(414.9)%

Total Revenues

The decrease in our total revenues for the three months ended September 30, 2020, as compared to the same period in 2019, is attributable to decreases in our Hospitality segment and Entertainment segment of $270.3 million and $39.3 million, respectively. The decrease in our total revenues for the nine months ended September 30, 2020, as compared to the same period in 2019, is attributable to decreases in our Hospitality segment and Entertainment segment of $668.9 million and $91.4 million, respectively.

Total Operating Expenses

The decrease in our total operating expenses for the three months ended September 30, 2020, as compared to the same period in 2019, is primarily the result of decreases in our Hospitality segment and Entertainment segment of $138.7 million and $16.7 million, respectively, partially offset by a credit loss on held-to-maturity investments that did not occur in the prior year of $7.8 million. The decrease in our total operating expenses for the nine months ended September 30, 2020, as compared to the same period in 2019, is primarily the result of decreases in our Hospitality segment and Entertainment segment of $320.5 million and $32.6 million, respectively, partially offset by a credit loss on held-to-maturity investments that did not occur in the prior year of $32.8 million.

Net Income (Loss)

Our net loss of $129.9 million for the three months ended September 30, 2020, as compared to net income of $20.9 million for the same period in 2019, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $7.1 million decrease in interest expense in the 2020 period.
●	A $3.5 million decrease in the provision for income taxes in the 2020 period.

Our net loss of $368.3 million for the nine months ended September 30, 2020, as compared to net income of $89.8 million for the same period in 2019, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $15.7 million increase in other losses, net in the 2020 period, primarily due to the forfeiture of the $15.0 million deposit on the proposed Block 21 acquisition.

●	A $13.3 million decrease in interest expense in the 2020 period.
●	A $13.3 million increase in the provision for income taxes in the 2020 period.
●	A $5.0 million increase in loss from unconsolidated joint ventures in the 2020 period.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and nine months ended September 30, 2020 and 2019 (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2020	2019	Change		2020	2019	Change
Revenues:
Rooms	$24,487	$134,950	(81.9)%		$133,417	$411,866	(67.6)%
Food and beverage	16,217	155,173	(89.5)%		163,477	499,346	(67.3)%
Other hotel revenue	17,274	38,134	(54.7)%		57,060	111,684	(48.9)%
Total hospitality revenue	57,978	328,257	(82.3)%		353,954	1,022,896	(65.4)%
Hospitality operating expenses:
Rooms	10,280	37,116	(72.3)%		47,060	108,184	(56.5)%
Food and beverage	19,233	88,584	(78.3)%		114,935	270,623	(57.5)%
Other hotel expenses	56,961	91,608	(37.8)%		192,480	273,074	(29.5)%
Management fees, net	516	8,388	(93.8)%		5,445	28,543	(80.9)%
Depreciation and amortization	49,310	50,445	(2.2)%		148,667	150,909	(1.5)%
Total Hospitality operating expenses	136,300	276,141	(50.6)%		508,587	831,333	(38.8)%
Hospitality operating income (loss) (1)(2)	$(78,322)	$52,116	(250.3)%		$(154,633)	$191,563	(180.7)%
Hospitality performance metrics:
Occupancy	14.6%	77.1%	(62.5)	pts	24.4%	75.8%	(51.4)	pts
ADR	$180.89	$188.13	(3.8)%		$197.38	$196.81	0.3%
RevPAR (3)	$26.33	$145.09	(81.9)%		$48.16	$149.23	(67.7)%
Total RevPAR (4)	$62.33	$352.92	(82.3)%		$127.77	$370.61	(65.5)%
Net Definite Group Room Nights Booked (5)	(70,572)	574,403	(112.3)%		(692,844)	1,335,080	(151.9)%
(1)	Hospitality segment operating income does not include preopening costs of $0.1 million in the three months ended September 30, 2020 and $0.2 million and $0.6 million in the nine months ended September 30, 2020 and 2019, respectively. Hospitality segment operating income also does not include gain on sale of assets of $1.3 million in the nine months ended September 30, 2020 and credit losses on held-to-maturity securities of $7.8 million and $32.8 million in the three months and nine months ended September 30, 2020, respectively. See discussion of these items below.
(2)	Hospitality segment operating income for the three months and nine months ended September 30, 2020 includes approximately $14.4 million and $34.9 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net definite group room nights booked includes approximately 555,000 and 1,886,000 group room cancellations in the three months and nine months ended September 30, 2020, respectively.

Total Hospitality segment revenues in the three months and nine months ended September 30, 2020 include $7.0 million and $16.8 million, respectively, in attrition and cancellation fee collections, an increase of $3.6 million and $3.7 million, respectively, from the 2019 periods. In an effort to maintain our strong relationship with meeting planners, we intend to work with these meeting planners to defer additional attrition and cancellation fees attributable to the COVID-19 pandemic to deposits for future stays.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Group	13%	72%	64%	75%
Transient	87%	28%	36%	25%

Other hotel expenses for the three months and nine months ended September 30, 2020 and 2019 consist of the following (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2020	2019	Change	2020	2019	Change
Administrative employment costs	$19,071	$36,232	(47.4)%	$76,640	$106,714	(28.2)%
Utilities	6,284	8,549	(26.5)%	17,712	23,873	(25.8)%
Property taxes	9,444	9,396	0.5%	27,583	27,766	(0.7)%
Other	22,162	37,431	(40.8)%	70,545	114,721	(38.5)%
Total other hotel expenses	$56,961	$91,608	(37.8)%	$192,480	$273,074	(29.5)%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs decreased during the three months and nine months ended September 30, 2020, as compared to the same periods in 2019, primarily due to hotel closures and cost containment efforts at each of our Gaylord Hotels properties. Utility costs decreased during the three months and nine months ended September 30, 2020, as compared to the same periods in 2019, primarily due to decreases at each of our Gaylord Hotels properties due to lower usage. Property taxes remained stable during the three months and nine months ended September 30, 2020, as compared to the 2019 periods. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, decreased during the three months and nine months ended September 30, 2020, as compared to the same periods in 2019, primarily as a result of various decreases at Gaylord Opryland, Gaylord National, Gaylord Texan and Gaylord Palms due to hotel closures and were aided by cost containment initiatives as a result of the COVID-19 pandemic.

Each of our management agreements with Marriott for our four owned Gaylord Hotels properties requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties calculated on a pooled basis. The Gaylord Rockies’s management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. In the three months ended September 30, 2020 and 2019, we incurred $1.3 million and $7.3 million, respectively, and in the nine months ended September 30, 2020 and 2019, we incurred $7.8 million and $22.3 million, respectively, related to base management fees for our Hospitality segment. In addition, in the three months ended September 30, 2020 and 2019, we incurred $0 and $1.9 million, respectively, and in the nine months ended September 30, 2020, we incurred $0 and $8.6 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly

Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 8, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense decreased slightly in the three months and nine months ended September 30, 2020, as compared to the same periods in 2019.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and nine months ended September 30, 2020 and 2019. The Gaylord Hotels properties experienced higher levels of attrition and cancellations which are directly related to the COVID-19 pandemic. Therefore, the property-level financial results for the three months and nine months ended September 30, 2020 are not comparable to the prior year periods. Total revenue at each of our Gaylord Hotels properties was lower than anticipated for the three months and nine months ended September 30, 2020 due to the COVID-19 pandemic. Operating costs at each of our Gaylord Hotels properties were lower for the three months and nine months ended September 30, 2020 as a result of cost containment initiatives and the temporary property closures that began in late-March 2020 due to the COVID-19 pandemic.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and nine months ended September 30, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2020	2019	Change		2020	2019	Change
Revenues:
Rooms	$7,109	$38,968	(81.8)%		$38,386	$118,274	(67.5)%
Food and beverage	3,876	37,022	(89.5)%		40,130	120,091	(66.6)%
Other hotel revenue	6,529	14,195	(54.0)%		16,445	39,765	(58.6)%
Total revenue	17,514	90,185	(80.6)%		94,961	278,130	(65.9)%
Operating expenses:
Rooms	2,624	9,728	(73.0)%		11,800	27,450	(57.0)%
Food and beverage	4,553	20,991	(78.3)%		28,045	63,583	(55.9)%
Other hotel expenses	16,841	27,074	(37.8)%		53,211	78,169	(31.9)%
Management fees, net	109	2,458	(95.6)%		1,162	8,986	(87.1)%
Depreciation and amortization	8,790	8,913	(1.4)%		26,406	26,008	1.5%
Total operating expenses (1)	32,917	69,164	(52.4)%		120,624	204,196	(40.9)%
Performance metrics:
Occupancy	13.8%	77.2%	(63.4)	pts	25.0%	77.6%	(52.6)	pts
ADR	$193.58	$189.97	1.9%		$194.10	$193.41	0.4%
RevPAR	$26.76	$146.66	(81.8)%		$48.51	$150.01	(67.7)%
Total RevPAR	$65.92	$339.43	(80.6)%		$120.00	$352.77	(66.0)%
(1)	Gaylord Opryland operating expenses do not include preopening costs of $0.1 million for the nine months ended September 30, 2019 and a gain on sale of assets of $1.3 million in the nine months ended September 30, 2020.

Rooms revenue and RevPAR were negatively impacted during the three months and nine months ended September 30, 2019 by a rooms renovation project, which resulted in approximately 6,000 and 26,250 room nights out of service, respectively. The rooms renovation project was completed in the fourth quarter of 2019.

Gaylord Palms Results. The results of Gaylord Palms for the three months and nine months ended September 30, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2020	2019	Change		2020	2019	Change
Revenues:
Rooms	$3,226	$15,334	(79.0)%		$20,824	$57,411	(63.7)%
Food and beverage	2,322	20,706	(88.8)%		24,865	74,361	(66.6)%
Other hotel revenue	2,111	4,814	(56.1)%		8,159	16,355	(50.1)%
Total revenue	7,659	40,854	(81.3)%		53,848	148,127	(63.6)%
Operating expenses:
Rooms	1,237	3,888	(68.2)%		5,711	12,248	(53.4)%
Food and beverage	2,592	11,912	(78.2)%		16,217	38,308	(57.7)%
Other hotel expenses	12,080	16,559	(27.0)%		37,671	50,324	(25.1)%
Management fees, net	22	1,007	(97.8)%		674	4,037	(83.3)%
Depreciation and amortization	4,042	4,950	(18.3)%		12,452	14,692	(15.2)%
Total operating expenses (1)	19,973	38,316	(47.9)%		72,725	119,609	(39.2)%
Performance metrics:
Occupancy	14.7%	72.7%	(58.0)	pts	26.0%	77.4%	(51.4)	pts
ADR	$168.83	$161.98	4.2%		$206.72	$191.88	7.7%
RevPAR	$24.76	$117.71	(79.0)%		$53.67	$148.52	(63.9)%
Total RevPAR	$58.79	$313.61	(81.3)%		$138.79	$383.19	(63.8)%
(1)	Gaylord Palms operating expenses do not include preopening costs of $0.1 million and $0.2 million in the three months and nine months ended September 30, 2020, respectively. See discussion of these items below.

Gaylord Texan Results. The results of Gaylord Texan for the three months and nine months ended September 30, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2020	2019	Change		2020	2019	Change
Revenues:
Rooms	$8,693	$25,524	(65.9)%		$29,238	$74,932	(61.0)%
Food and beverage	6,101	33,632	(81.9)%		36,477	111,990	(67.4)%
Other hotel revenue	4,857	7,352	(33.9)%		15,404	20,951	(26.5)%
Total revenue	19,651	66,508	(70.5)%		81,119	207,873	(61.0)%
Operating expenses:
Rooms	2,238	5,330	(58.0)%		7,439	15,757	(52.8)%
Food and beverage	5,208	17,335	(70.0)%		22,862	53,479	(57.3)%
Other hotel expenses	11,642	17,405	(33.1)%		35,245	52,539	(32.9)%
Management fees, net	217	1,768	(87.7)%		1,088	6,398	(83.0)%
Depreciation and amortization	6,327	6,510	(2.8)%		19,184	19,899	(3.6)%
Total operating expenses	25,632	48,348	(47.0)%		85,818	148,072	(42.0)%
Performance metrics:
Occupancy	27.3%	80.6%	(53.3)	pts	29.5%	78.6%	(49.1)	pts
ADR	$190.80	$189.64	0.6%		$199.31	$192.39	3.6%
RevPAR	$52.09	$152.94	(65.9)%		$58.82	$151.31	(61.1)%
Total RevPAR	$117.75	$398.52	(70.5)%		$163.21	$419.76	(61.1)%

Gaylord National Results. Gaylord National has been closed since late March 2020. The results of Gaylord National for the three months and nine months ended September 30, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2020	2019	Change		2020	2019	Change
Revenues:
Rooms	$—	$26,264	(100.0)%		$19,533	$87,538	(77.7)%
Food and beverage	(27)	27,402	(100.1)%		24,694	97,278	(74.6)%
Other hotel revenue	160	5,462	(97.1)%		5,829	18,070	(67.7)%
Total revenue	133	59,128	(99.8)%		50,056	202,886	(75.3)%
Operating expenses:
Rooms	1,723	10,371	(83.4)%		12,727	31,865	(60.1)%
Food and beverage	2,787	18,826	(85.2)%		24,204	61,849	(60.9)%
Other hotel expenses	7,940	19,553	(59.4)%		39,008	59,205	(34.1)%
Management fees, net	(199)	964	(120.6)%		380	3,391	(88.8)%
Depreciation and amortization	6,885	6,957	(1.0)%		20,751	20,841	(0.4)%
Total operating expenses (1)	19,136	56,671	(66.2)%		97,070	177,151	(45.2)%
Performance metrics:
Occupancy	—%	71.9%	(71.9)	pts	17.2%	75.1%	(57.9)	pts
ADR	$—	$198.96	(100.0)%		$207.13	$214.02	(3.2)%
RevPAR	$—	$143.02	(100.0)%		$35.71	$160.65	(77.8)%
Total RevPAR	$0.73	$321.99	(99.8)%		$91.53	$372.33	(75.4)%
(1)	Gaylord National operating expenses do not include credit losses on held-to-maturity securities of $7.8 million and $32.8 million in the three months and nine months ended September 30, 2020, respectively. See discussion of this item below.

Gaylord Rockies Results. The results of Gaylord Rockies for the three months and nine months ended September 30, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30, 2020				September 30,
			%				%
	2020	2019	Change		2020	2019	Change
Revenues:
Rooms	$4,526	$23,658	(80.9)%		$20,905	$57,453	(63.6)%
Food and beverage	3,836	35,124	(89.1)%		36,450	91,995	(60.4)%
Other hotel revenue	3,569	6,167	(42.1)%		10,980	16,180	(32.1)%
Total revenue	11,931	64,949	(81.6)%		68,335	165,628	(58.7)%
Operating expenses:
Rooms	1,965	6,355	(69.1)%		7,364	16,722	(56.0)%
Food and beverage	3,869	18,498	(79.1)%		22,467	50,459	(55.5)%
Other hotel expenses	6,992	8,729	(19.9)%		22,489	26,134	(13.9)%
Management fees, net	453	2,572	(82.4)%		2,645	6,574	(59.8)%
Depreciation and amortization	22,616	22,488	0.6%		67,897	67,414	0.7%
Total operating expenses (1)	35,895	58,642	(38.8)%		122,862	167,303	(26.6)%
Performance metrics:
Occupancy	19.3%	86.3%	(67.0)	pts	25.8%	70.2%	(44.4)	pts
ADR	$169.43	$198.58	(14.7)%		$196.84	$199.83	(1.5)%
RevPAR	$32.78	$171.32	(80.9)%		$50.83	$140.21	(63.7)%
Total RevPAR	$86.39	$470.33	(81.6)%		$166.15	$404.19	(58.9)%
(1)	Gaylord Rockies operating expenses do not include preopening costs of $0.6 million in the nine months ended September 30, 2019. See discussion of these items below.

Entertainment Segment

Total Segment Results. Due to the COVID-19 pandemic, we temporarily closed our Entertainment segment assets in mid-March 2020 and are reopening in stages, with limited capacity. Therefore, the Entertainment segment financial results for the three months and nine months ended September 30, 2020 are not comparable to the prior year periods. The following presents the financial results of our Entertainment segment for the three months and nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2020	2019	Change	2020	2019	Change
Revenues	$12,271	$51,530	(76.2)%	$44,006	$135,385	(67.5)%
Operating expenses	17,343	34,022	(49.0)%	60,146	92,722	(35.1)%
Depreciation and amortization	3,985	3,132	27.2%	10,492	8,441	24.3%
Operating income (loss) (1)(2)	$(9,057)	$14,376	(163.0)%	$(26,632)	$34,222	(177.8)%
(1)	Entertainment segment operating income (loss) does not include preopening costs of $0.2 million in the three months ended September 30, 2019 and $1.4 million and $1.6 million in the nine months ended September 30, 2020 and 2019, respectively. See discussion of these items below.
(2)	Entertainment segment operating loss for the three months and nine months ended September 30, 2020 includes approximately $0.5 million and $4.6 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2020	2019	Change	2020	2019	Change
Operating expenses	$7,299	$9,404	(22.4)%	$22,693	$26,518	(14.4)%
Depreciation and amortization	581	421	38.0%	2,073	1,210	71.3%
Operating loss (1)	$(7,880)	$(9,825)	19.8%	$(24,766)	$(27,728)	10.7%
(1)	Corporate segment operating loss for the three months and nine months ended September 30, 2020 includes approximately $0.1 million and $0.6 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs. Corporate and Other segment operating expenses decreased in the three months and nine months ended September 30, 2020, as compared to the prior year periods, primarily as a result of cost containment efforts, including temporary compensation decreases for each of our director and higher positions of management, including 50% of the salary for our chief executive officer.

Operating Results – Preopening Costs

Preopening costs of $0.1 million and $1.6 million during the three months and nine months ended September 30, 2020, respectively, primarily include costs associated with Ole Red Orlando, which opened in June 2020, and the Gaylord Palms expansion, which is expected to be completed in April 2021. Preopening costs of $2.3 million during the nine months ended September 30, 2019 primarily include costs associated with Ole Red Gatlinburg, which opened in March 2019, and Gaylord Rockies, which opened on a fully operational basis in first quarter 2019.

Operating Results – Gain on Sale of Assets

Gain on sale of assets of $1.3 million during the nine months ended September 30, 2020 includes the sale of certain assets at Gaylord Opryland.

Operating Results – Credit Losses on Held-to-Maturity Securities

Credit losses on held-to-maturity securities of $7.8 million and $32.8 million during the three months and nine months ended September 30, 2020, respectively, relate to the bonds we received in 2008 related to the Gaylord National construction, which we hold as notes receivable. See further discussion regarding these credit losses in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2020	2019	Change	2020	2019	Change
Interest expense	$28,127	$35,261	(20.2)%	$87,527	$100,840	(13.2)%
Interest income	1,540	2,878	(46.5)%	5,765	8,756	(34.2)%
Loss from extinguishment of debt	—	(494)	100.0%	—	(494)	100.0%
Loss from unconsolidated joint ventures	(1,767)	(308)	(473.7)%	(5,482)	(475)	(1,054.1)%
Other gains and (losses), net	1,729	1,109	55.9%	(14,831)	857	(1,830.6)%
Provision for income taxes	(86)	(3,537)	97.6%	(27,046)	(13,743)	(96.8)%

Interest Expense

Interest expense decreased $7.1 million and $13.3 million, respectively, during the three months and nine months ended September 30, 2020, as compared to the same periods in 2019, due primarily to lower average borrowings and lower interest rates under our credit facility in the 2020 period, partially offset by increased principal balances outstanding under our senior notes.

Cash interest expense decreased $3.6 million to $27.1 million in the three months and decreased $9.3 million to $84.1 million in the nine months ended September 30, 2020, as compared to the same periods in 2019. Non-cash interest expense, which includes amortization and write-off of deferred financing costs and is offset by capitalized interest, decreased $3.5 million to $1.0 million in the three months and decreased $4.0 million to $3.4 million in the nine months ended September 30, 2020, as compared to the same periods in 2019.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs and capitalized interest, but including the impact of interest rate swaps, was 4.4% and 4.9% for the three months ended September 30, 2020 and 2019, respectively, and 4.4% and 5.1% for the nine months ended September 30, 2020 and 2019, respectively.

Interest Income

Interest income for the three months and nine months ended September 30, 2020 and 2019 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

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

Loss from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for the three months and nine months ended September 30, 2020 represents our equity method share of losses associated with Circle.

Other Gains and (Losses), net

Other gains and (losses), net for the nine months ended September 30, 2020 includes the forfeiture of a $15.0 million deposit associated with the terminated Block 21 acquisition, which resulted in a loss being recognized in the current period. See “Termination of Block 21 Acquisition” above for additional discussion.

Provision for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months and nine months ended September 30, 2020, we recorded an income tax provision of $0.1 million and $27.0 million, respectively. The income tax provision for the nine months ended September 30, 2020 includes the recording of a valuation allowance of $26.7 million, as discussed in Note 12, “Income Taxes,” to the condensed consolidated financial statements included herein. In the three months and nine months ended September 30, 2020, we also recorded income tax expense of $0.1 million and $0.3 million, respectively, inclusive of valuation allowance, related to current period operations.

For the three months and nine months ended September 30, 2019, we recorded an income tax provision of $3.5 million and $13.7 million, respectively, related to regular operations, which differed from the statutory rate primarily due to the REIT dividends paid deduction in the periods.

Non-GAAP Financial Measures

We present the following non-GAAP financial measures, which we believe are useful to investors as key measures of our operating performance:

EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest Definition

We calculate EBITDAre, which is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in its September 2017 white paper as net income (calculated in accordance with GAAP) plus interest expense, income tax expense, depreciation and amortization, gains or losses on the disposition of depreciated property (including gains or losses on change in control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in the value of depreciated property or the affiliate, and adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates. Adjusted EBITDAre is then calculated as EBITDAre, plus to the extent the following adjustments occurred during the periods presented: preopening costs; non-cash lease expense; equity-based compensation expense; impairment charges that do not meet the NAREIT definition above; credit losses on held-to-maturity securities; any transaction costs of acquisitions; interest income on bonds; loss on extinguishment of debt; pension settlement charges; pro rata Adjusted EBITDAre from unconsolidated joint ventures, and any other adjustments we have identified herein. We then exclude noncontrolling interests in consolidated joint ventures to calculate Adjusted EBITDAre, Excluding Noncontrolling Interest. We use EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest to evaluate our operating performance. We believe that the presentation of

EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest provides useful information to investors regarding our operating performance and debt leverage metrics, and that the presentation of Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. We make additional adjustments to EBITDAre when evaluating our performance because we believe that presenting Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest provides useful information to investors regarding our operating performance and debt leverage metrics. Beginning in the first quarter 2020 with the Company’s adoption of ASU 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” our definition of Adjusted EBITDAre includes an adjustment for credit loss on held-to-maturity securities; such charges in previous quarters were included in impairment charges that do not meet the NAREIT definition. The 2020 presentation has been used for the 2019 periods.

FFO, Adjusted FFO, and Adjusted FFO available to common shareholders and unit holders Definition

We calculate FFO, which definition is clarified by NAREIT in its December 2018 white paper as net income (calculated in accordance with GAAP) excluding depreciation and amortization (excluding amortization of deferred financing costs and debt discounts), gains and losses from the sale of certain real estate assets, gains and losses from a change in control, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciated real estate held by the entity, income (loss) from consolidated joint ventures attributable to noncontrolling interest, and pro rata adjustments for unconsolidated joint ventures. To calculate Adjusted FFO available to common shareholders and unit holders, we then exclude, to the extent the following adjustments occurred during the periods presented: right-of-use asset amortization, impairment charges that do not meet the NAREIT definition above; write-offs of deferred financing costs, non-cash lease expense, credit loss on held-to-maturity securities, amortization of debt discounts or premiums and amortization of deferred financing costs, pension settlement charges, additional pro rata adjustments from unconsolidated joint ventures, (gains) losses on other assets, transaction costs on acquisitions, deferred income tax expense (benefit), and (gains) losses on extinguishment of debt. FFO available to common shareholders and unit holders and Adjusted FFO available to common shareholders and units holders exclude the ownership portion of Gaylord Rockies joint venture not controlled or owned by the Company. Beginning in the first quarter 2020 with the Company’s adoption of ASU 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” our definition of Adjusted FFO available to common shareholders includes an adjustment for credit loss on held-to-maturity securities; such charges in previous quarters were included in impairment charges that do not meet the NAREIT definition. The 2020 presentation has been used for the 2019 periods. Beginning in the third quarter of 2020, we refer to unitholders in these measures, reflecting outstanding OP units issued to noncontrolling interests for the first time during third quarter 2020.

We believe that the presentation of FFO available to common shareholders and unit holders and Adjusted FFO available to common shareholders and unit holders provide useful information to investors regarding the performance of our ongoing operations because it is a measure of our operations without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of assets and certain other items, which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base than our ongoing operations. We also use FFO available to common shareholders and unit holders and Adjusted FFO available to common shareholders and unit holders as measures in determining our results after considering the impact of our capital structure.

We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDAre, Adjusted EBITDAre, Excluding Noncontrolling Interest, FFO available to common shareholders and unit holders, and Adjusted FFO available to common shareholders and unit holders may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. Adjusted EBITDAre, Adjusted EBITDAre, Excluding Noncontrolling Interest, FFO available to common shareholders and unitholders, and Adjusted FFO available to common shareholders and unit holders, and any related per share measures, should not be considered as alternative measures of our Net Income (Loss), operating performance, cash flow or liquidity. Adjusted EBITDAre, Adjusted EBITDAre, Excluding Noncontrolling Interest, FFO available to common shareholders and unit holders, and Adjusted FFO available to common shareholders and unit holders may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that Adjusted EBITDAre, Adjusted EBITDAre, Excluding Noncontrolling Interest, FFO available to common shareholders and unit holders, and Adjusted FFO available to common shareholders and unit holders can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to GAAP measures such as Net Income (Loss), Operating Income (Loss), or cash flow from operations.

The following is a reconciliation of our consolidated GAAP net income (loss) to EBITDAre and Adjusted EBITDAre for the three months and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30,
	2020	2019	2020	2019
Net income (loss)	$(129,877)	$20,890	$(368,272)	$89,844
Interest expense, net	26,587	32,383	81,762	92,084
Provision for income taxes	86	3,537	27,046	13,743
Depreciation and amortization	53,876	53,998	161,232	160,560
(Gain) loss on disposal of assets	—	—	(1,255)	5
Pro rata EBITDAre from unconsolidated joint ventures	7	(6)	16	(8)
EBITDAre	(49,321)	110,802	(99,471)	356,228
Preopening costs	96	164	1,597	2,274
Non-cash lease expense	1,100	1,249	3,358	3,721
Equity-based compensation expense	2,204	1,901	6,623	5,862
Pension settlement charge	1,343	1,577	1,343	1,577
Credit loss on held-to-maturity securities	7,811	—	32,784	—
Interest income on Gaylord National & Gaylord Rockies bonds	1,485	2,515	4,683	7,764
Loss on extinguishment of debt	—	494	—	494
Transaction costs of acquisitions	2	55	15,437	55
Pro rata adjusted EBITDAre from unconsolidated joint ventures	—	314	—	483
Adjusted EBITDAre	(35,280)	119,071	(33,646)	378,458
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	490	(10,995)	(5,088)	(25,367)
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$(34,790)	$108,076	$(38,734)	$353,091

The following is a reconciliation of our consolidated GAAP net income (loss) to FFO and Adjusted FFO for the three months and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30,
	2020	2019	2020	2019
Net income (loss)	$(129,877)	$20,890	$(368,272)	$89,844
Noncontrolling interest in consolidated joint venture	11,893	1,459	30,280	11,296
Net income (loss) available to common shareholders and unit holders	(117,984)	22,349	(337,992)	101,140
Depreciation and amortization	53,838	53,955	161,120	160,440
Adjustments for noncontrolling interest	(8,164)	(8,576)	(25,302)	(25,975)
Pro rata adjustments from joint ventures	7	—	18	—
FFO available to common shareholders and unit holders	(72,303)	67,728	(202,156)	235,605
Right-of-use asset amortization	38	43	112	120
Non-cash lease expense	1,100	1,249	3,358	3,721
Pension settlement charge	1,343	1,577	1,343	1,577
Credit loss on held-to-maturity securities	7,811	—	32,784	—
Gain on other assets	—	—	(1,261)	—
Write-off of deferred financing costs	11	2,833	246	2,833
Amortization of deferred financing costs	2,038	1,939	5,889	5,805
Amortization of debt premiums	(66)	—	(200)	—
Loss on extinguishment of debt	—	494	—	494
Adjustments for noncontrolling interest	(224)	(646)	(715)	(1,068)
Transaction costs of acquisitions	2	55	15,437	55
Deferred tax expense	(34)	2,678	26,607	10,865
Adjusted FFO available to common shareholders and unit holders	$(60,284)	$77,950	$(118,556)	$260,007

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the nine months ended September 30, 2020, our net cash flows used in operating activities were $112.3 million, primarily reflecting cash used in our net loss before depreciation expense, amortization expense and other non-cash charges of approximately $114.4 million, partially offset by favorable changes in working capital of approximately $2.1 million. The favorable changes in working capital primarily resulted from a decrease in accounts receivable due to the collection of previous receivables and the decrease of new receivables due to property closures and a decrease in business for properties that have opened, partially offset by a decrease in accounts payable and accrued liabilities associated with the payment of incentive compensation and general payables due to property closures or reduced business levels, as well as a decrease in deferred revenue associated with advanced room deposits at our Gaylord Hotels properties.

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

Cash Flows From Investing Activities. During the nine months ended September 30, 2020, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $124.6 million, and consisted primarily of the expansion of Gaylord Palms and ongoing maintenance capital expenditures for our existing properties.

During the nine months ended September 30, 2019, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $109.6 million and consisted primarily of the expansion at Gaylord Palms, a rooms renovation at Gaylord Opryland, construction of Ole Red Orlando, construction of SoundWaves at Gaylord Opryland, and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and the payment of cash dividends. During the nine months ended September 30, 2020, our net cash flows used in financing activities were $75.5 million, primarily reflecting the payment of $102.3 million in cash dividends, partially offset by $35.0 million in borrowings under our revolving credit agreement.

During the nine months ended September 30, 2019, our net cash flows used in financing activities were $116.9 million, primarily reflecting the repayment of $302.0 million under our revolving credit facility, the payment of $137.0 in cash dividends and the distribution by the Gaylord Rockies joint venture of $105.8 million to the noncontrolling interest partners in that joint venture, partially offset by increased borrowings under the Gaylord Rockies loans of $303.4 million and the net issuance of $150.0 million in senior notes.

Liquidity

At September 30, 2020, we had $52.2 million in unrestricted cash and $664.1 million available for borrowing under our revolving credit facility. During the nine months ended September 30, 2020, we borrowed $35.0 million under our revolving credit facility, paid cash dividends of $102.3 million and incurred capital expenditures of $124.6 million. These net outflows, when added to the cash flows used in operations discussed above, were the primary factors in the decrease in our cash balance from December 31, 2019 to September 30, 2020.

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

We anticipate investing in our operations during the fourth quarter of 2020 by spending between $30 million and $40 million in capital expenditures, which primarily includes minimal ongoing maintenance capital of our current facilities, the expansion of the guest rooms and convention space at Gaylord Palms and a rooms renovation at Gaylord National that will be funded from the FF&E reserve account.

We believe that our cash on hand, together with amounts available for borrowing under our revolving credit facility, will be adequate to fund our general short-term commitments, as well as: (i) current operating expenses, (ii) interest expense on long-term debt obligations, and (iii) financing lease and operating lease obligations until our assets are able to operate at pre-COVID-19 pandemic levels. Our ability to draw on our credit facility is subject to the satisfaction of provisions of the credit facility, as amended. Based on our current projections, we estimate that our monthly cash needs during the fourth quarter of 2020 will be approximately $22 million to $24 million, which includes the Gaylord Rockies joint venture’s operating costs and debt service fully consolidated.

Our outstanding principal debt agreements are described below.

At September 30, 2020, there were no defaults under the covenants related to our outstanding debt, and our lender had extended the allowable closure period in the covenant in our credit facility that prohibits closure of a Gaylord Hotels property for longer than a specified period of time.

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

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated, and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Revolving Credit Facility. Pursuant to the Credit Agreement, we extended the maturity date of the Revolver to March 31, 2024, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.40% to 1.95%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. At September 30, 2020, the interest rate on the Revolver was, and during the Temporary Waiver Period will be, LIBOR plus 1.95%. Principal is payable in full at maturity.

At September 30, 2020, $35.0 million of borrowings were outstanding under the Revolver, and the lending banks had issued $0.9 million of letters of credit under the Credit Agreement, which left $664.1 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $400 million in aggregate principal amount of senior notes due 2023 (the “$400 Million 5% Senior Notes”) and our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), which we met at September 30, 2020).

Term Loan A Facility. Pursuant to the Credit Agreement, the Term Loan A was increased from $200 million to $300 million and the maturity date was extended to March 31, 2025. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.35% to 1.90%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. At September 30, 2020, the interest rate on the Term Loan A was, and during the Temporary Waiver Period will be, LIBOR plus 1.90%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. Net proceeds from the increase in the Term Loan A pursuant to the Credit Agreement were approximately $94 million and, along with cash on hand, were used to repay $100 million of the outstanding indebtedness under the Term Loan B.

Term Loan B Facility. The Term Loan B has a maturity date of May 11, 2024. The applicable interest rate margins for borrowings under the Term Loan B are, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set forth in the Credit Agreement. At September 30, 2020, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. We have designated these interest rate swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. The Credit Agreement did not change the maturity date or applicable margin on interest rates for the Term Loan B. At September 30, 2020, $382.5 million in borrowings were outstanding under the Term Loan B.

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

Off-Balance Sheet Arrangements

We enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our insurers, and lending banks under our Credit Agreement had issued $0.9 million of letters of credit at September 30, 2020. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2020, including long-term debt and operating and capital lease commitments (amounts in thousands):

		Payment due by Period
	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1) (2)	$2,617,500	$5,000	$1,210,000	$702,500	$700,000
Finance leases	1,417	260	473	106	578
Operating leases (3)	600,014	6,335	12,091	11,784	569,804
Construction commitments (4)	40,426	40,426	—	—	—
Other	12,200	1,109	2,218	2,218	6,655
Total contractual obligations	$3,271,557	$53,130	$1,224,782	$716,608	$1,277,037
(1)	Long-term debt commitments do not include approximately $434.8 million in interest payments projected to be due in future years (less than 1 year – $105.6 million; 1-3 years – $179.8 million; 3-5 years – $81.5 million; more than five years – $67.9 million) based on the stated interest rates on our fixed-rate debt and the rates in effect at September 30, 2020 for our variable-rate debt, including the impact of interest rate swaps. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the interest we paid during the fiscal years 2019, 2018 and 2017.
(2)	Debt commitments due in 1-3 years includes the $800.0 million Gaylord Rockies Loan for the Gaylord Rockies joint venture.
(3)	Total operating lease commitments of $600.0 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located, which we may extend until January 2101.
(4)	With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is generally 5.0% of the respective property’s total annual revenue; however, such funding has been suspended for the periods from March 2020 through March 2021 as a result of the COVID-19 pandemic. At September 30, 2020, $40.4 million was held in FF&E reserve accounts for future capital expenditures at our properties. According to the terms of each management agreement with Marriott, the reserve funds are to be held by Marriott in a restricted cash account. Although it is not required that such funds be expended in a given year, each management agreement provides any excess funds will carry over for use in future years.

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

At September 30, 2020, we and the Gaylord Rockies joint venture have interest rate swap agreements with an aggregate notional amount of $1.2 billion, which have been designated as cash flow hedges. For the nine months ended September 30, 2020, the change in fair value of these interest rate swaps was a loss of $33.5 million, which has been recorded in accumulated other comprehensive loss in the accompanying condensed consolidated financial statements.

Supplemental Guarantor Financial Information

On March 2, 2020, the SEC adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The amended rules are effective January 4, 2021, but earlier compliance is permitted. We have elected to voluntarily comply beginning with the quarterly period ended September 30, 2020.

The Company’s $400 million 5% senior notes and $700 million 4.75% senior notes were each issued by the Operating Partnership and RHP Finance Corporation, a Delaware corporation (collectively, the “Issuers”), and are guaranteed on a senior unsecured basis by the Company (as the parent company), each of the Operating Partnership’s four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which also guarantees the Operating Partnership’s Credit Agreement, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The Guarantors are 100% owned by the Operating Partnership or the Company, and the guarantees are full and unconditional and joint and several. The guarantees rank equally in right of payment with each Guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such Guarantor. Not all of the Company’s subsidiaries have guaranteed the Company’s $400 million 5% senior notes and $700 million 4.75% senior notes, and the guarantees are structurally subordinated to all indebtedness and other obligations of such subsidiaries that have not guaranteed the Company’s $400 million 5% senior notes and $700 million 4.75% senior notes.

The following tables present summarized financial information for the Issuers and the Guarantors on a combined basis and the intercompany balances and transactions between these parties, as well as any investments in or equity in earnings from non-guarantor subsidiaries, have been eliminated.

	September 30,	December 31,
	2020	2019
Net receivables due from non-guarantor subsidiaries	$92,624	$35,231
Other assets	1,659,594	1,845,704
Total assets	$1,752,218	$1,880,935

Total liabilities	$1,942,378	$1,943,325
Total noncontrolling interests	$15,147	$—

Nine Months Ended
September 30, 2020
Revenues from third-parties	$404
Revenues from non-guarantor subsidiaries	78,704
Operating expenses (excluding expenses to non-guarantor subsidiaries)	84,485
Expenses to non-guarantor subsidiaries	9,550
Operating loss	(14,927)
Net loss	(74,655)
Net loss available to common stockholders	(74,330)

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, stock-based compensation, depreciation and amortization, derivative financial instruments, income taxes, pension and postretirement benefits other than pension plans, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2019. Other than our January 1, 2020 adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” as discussed in Note 1, “Basis of Presentation,” to the condensed consolidated financial statements included herein, there were no newly identified critical accounting policies in the first nine months of 2020, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Risk Related to Changes in Interest Rates

At September 30, 2020, borrowings outstanding under the Revolver bore interest at an annual rate of LIBOR plus 1.95%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $35.0 million in borrowings outstanding under the Revolver at September 30, 2020 would increase by approximately $0.4 million.

At September 30, 2020, borrowings outstanding under our Term Loan A bore interest at an annual rate of LIBOR plus 1.90%, subject to adjustment as described in the Credit Agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $300.0 million in borrowings outstanding under our Term Loan A at September 30, 2020 would increase by approximately $3.0 million.

At September 30, 2020, borrowings outstanding under our Term Loan B bore interest at an annual rate of LIBOR plus 2.00%, subject to adjustment as described in the Credit Agreement. We have hedged our interest rate exposure on $350.0 million of borrowings under the Term Loan B with interest rate swaps that fix the LIBOR portion of interest payments through May 2023. If LIBOR were to increase by 100 basis points, our annual interest cost on the $32.5 million in borrowings outstanding under our Term Loan B that are not hedged at September 30, 2020 would increase by approximately $0.3 million.

At September 30, 2020, borrowings outstanding under the Gaylord Rockies Loan bore interest at an annual rate of LIBOR plus 2.50%. The Gaylord Rockies joint venture has hedged its interest rate exposure with an interest rate swap that fixes the LIBOR portion of interest payments through August 2022. If the Gaylord Rockies joint venture does not enter into an additional interest rate swap, the joint venture will be subject to interest rate risk from August 2022 through the maturity date of July 2023.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at September 30, 2020. As a result, the interest rate market risk implicit in these investments at September 30, 2020, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At September 30, 2020, the value of the investments in the pension plan was $64.2 million, and an immediate 10% decrease in this value would have reduced the value of the investments in the pension plan by approximately $6.4 million.

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

The material adverse effect on our businesses will continue during such time as any of our assets remain closed (including Gaylord National) and during phased reopenings and may continue after that time. Although we have taken steps, including those described above, to mitigate the impact of the COVID-19 pandemic on our businesses, we cannot predict the full extent and duration of the effects of the COVID-19 pandemic on our businesses. The longer and more severe the pandemic, the greater the material adverse effect on our financial condition, our results of operations, and our ability to make distributions to our shareholders. Further, depending on its duration and severity, the COVID-19 pandemic may have a material adverse effect on our access to financial markets and our ability to service or refinance our indebtedness.

We also cannot predict how soon we will be able to fully reopen all of our Gaylord Hotels properties or our entertainment assets when the COVID-19 pandemic subsides, as our ability to reopen and to resume normal operations will depend in part on the actions of a number of governmental authorities over which we have no control. Modified social distancing requirements or recommendations have altered the way we do business during reopening, and changes may persist for an extended period of time. Such changes may result in higher costs and lower profit margins at our assets. Some of our businesses, such as the ticketed performances at the Grand Ole Opry and Ryman Auditorium may be held at limited capacity for an extended period of time during reopening. Of our Gaylord Hotels properties, Gaylord National remains closed. As a result, our revenues and consolidated financial results and results of operations for periods in which our operations are subject to capacity limits and in which Gaylord National remains closed will not be comparable with prior periods that included the revenues and financial results and results of operations of Gaylord National and our other assets operating at full capacity. We have experienced a significant decline in occupancy, RevPAR and Total RevPAR at our Gaylord Hotels properties that have reopened, and those and other declines associated with the COVID-19 pandemic may continue.

Our Gaylord Hotels properties and our entertainment venues that have reopened are reopening in phases that are intended to mitigate the spread of COVID-19 but which restrict the manner in which we did business prior to the COVID-19 pandemic. Although each phase is less restrictive than the preceding phase, we cannot assure you that we will continue to progress through phases, that we will not revert to a more restrictive phase, or that we will not make the decision to temporarily reclose any of our Gaylord Hotels properties or our entertainment assets in response to further outbreaks of COVID-19. Moreover, once restrictions are relaxed or lifted, it is unclear whether consumer demand for convention center resorts, business travel, leisure travel and country music entertainment experiences will return, in part, because we cannot predict the levels of consumer confidence in the safety of travel and group gatherings following the COVID-19 pandemic. We also cannot predict the pace of recovery following the reopening of our Gaylord Hotels properties, which may be affected by adverse economic conditions, including job losses, group customers’ budget constraints, debt loads, diminished business travel and other factors. For our managed assets, we will rely on Marriott to safely reopen, to operate these assets in a manner consistent with their obligations under their management agreements with us and to increase business levels at our properties, whether by rebooking cancelled stays for future periods or otherwise, and we cannot assure you that Marriott will be successful in doing so. Further, bookings for future periods may yet be cancelled as a result of the COVID-19 pandemic, and we cannot assure you that Marriott will be successful in rebooking cancellations for future periods or that groups that have already rebooked to future periods will fulfill their stays.

The COVID-19 pandemic has also resulted in significant financial market volatility and uncertainty, including on the market price of our common stock. A continuation or worsening of the levels of market disruption and volatility seen during the pandemic could have a further adverse effect on the market price of our common stock.

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

We intend to disclose EBITDAre, Adjusted EBITDAre, Adjusted EBITDAre Excluding Noncontrolling Interest, FFO available to common shareholders and unit holders and Adjusted FFO available to common shareholders and unit holders, each a non-GAAP financial measure, in this Quarterly Report on Form 10-Q and future filings with the SEC. These non-GAAP financial measures are not equivalent to net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures and key metrics may be useful in evaluating our operating performance. We present certain non-GAAP financial measures and key metrics in this Quarterly Report on Form 10-Q and intend to continue to present certain non-GAAP financial measures and key metrics in future filings with the SEC and other public statements. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate EBITDAre, Adjusted EBITDAre, Adjusted EBITDAre Excluding Noncontrolling Interest, FFO available to common shareholders and unit holders and Adjusted FFO available to common shareholders and unit holders. Also, because not all companies calculate these non-GAAP measures in the same way, comparison with other companies may not be meaningful, and these non-GAAP financial measures should not be considered as alternative measures of our net income, operating performance, cash flow or liquidity. You should be aware that Adjusted EBITDAre, Adjusted EBITDAre Excluding Noncontrolling Interest, FFO available to common shareholders and unit holders, and Adjusted FFO available to common shareholders and unit holders may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Any failure to accurately report and present our non-GAAP financial measures and key metrics could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

Pursuant to the Gaylord Rockies joint venture agreements, certain affiliates of Ares each had a put right to require the Company to purchase their joint venture interests at a defined appraised value during an annual window period or under certain other circumstances in consideration of cash or OP Units of the Operating Partnership. As of August 30, 2020, put right holders totaling 2.4% ownership in the Gaylord Rockies joint venture, exercised put rights for approximately $14.0 million in OP Units, which was equivalent to 434,836 OP Units. Such OP Units have economic terms that are substantially similar to shares of the Company’s common stock and are redeemable at the option of the holders thereof. Redemptions will be paid in cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments in accordance with the Operating Partnership’s partnership agreement. Issuance of up to 434,836 shares of our common stock (subject to adjustment) may result from any future redemptions. Any such shares of common stock would be issued without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering. The issuance of the OP Units pursuant to the Gaylord Rockies joint venture agreements was consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering. No sales commission or other consideration was paid in connection with the sale.

Issuer Purchases of Equity Securities

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

Inapplicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).

22*	List of Parent and Subsidiary Guarantors

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Equity (unaudited) for the three months and nine months ended September 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: November 3, 2020	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Corporate
Controller and Chief Accounting Officer