Form 10-K
period 2020-12-31
Ryman Hospitality Properties, Inc.
filed 2021-02-26
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2020 of $34.60 per share was approximately $1,752,136,111 (assuming for this purpose that shares beneficially owned by persons other than officers or directors of the registrant, and their affiliates, are held by non-affiliates).

As of January 31, 2021, there were 54,983,526 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

RYMAN HOSPITALITY PROPERTIES, INC.

2020 ANNUAL REPORT ON FORM 10-K

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

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the anticipated impact of the novel coronavirus (COVID-19) pandemic on travel, transient and group demand, the anticipated impact of the COVID-19 pandemic on our results from operations, liquidity, collection of cancellation and attrition fees, cost containment efforts, efforts to rebook customers for later dates in 2021 and later years, and our plans for reopening and operating our Gaylord Hotels properties and other assets during the ongoing pandemic and when the COVID-19 pandemic subsides; (ii) the effect of our election to be taxed as a real estate investment trust (“REIT”) and maintain REIT status for U.S. federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) the suspension of our dividend and our dividend policy, including the frequency and amount of any dividend we may pay; (v) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our use of cash during 2021; (x) our ability to borrow available funds under our credit facility; (xi) our expectations about successfully amending the agreements governing our indebtedness should the need arise; and (xii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

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

Risk Factors Summary

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Set forth below is a summary list of the principal risk factors as of the date of the filing of this Annual Report on Form 10-K:

●	The novel coronavirus (COVID-19) pandemic has had and is expected to continue to have a material adverse effect on our financial condition, results of operations, cash flows and our ability to make distributions to our shareholders and may have an adverse effect on our access to financial markets and our ability to service our indebtedness.
●	If Marriott or any future third-party hotel manager does not manage our hotel properties or other businesses successfully, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders may be negatively impacted. Further, the operation and management of our current hotel properties, the operation of which generates substantially all our Hospitality segment revenue, is concentrated in Marriott.
●	Restrictive covenants and other provisions in our hotel management agreements with third-party hotel managers could limit our ability to sell or lease our hotel properties or refinance our existing debt. In addition, Marriott and any future third-party hotel manager may own or operate hotels that compete with our hotel properties.
●	Our concentration in the hospitality industry, and in particular the group-oriented meetings sector of the hospitality industry, exposes us to certain risks outside of our and Marriott’s control. In addition, due to the geographic concentration of our current hotel properties, we are subject to a greater degree of risk to certain factors.
●	The hotel business is capital-intensive, and our inability to obtain financing or successfully complete acquisitions or capital improvements, or the disruption associated with them, could limit our growth.
●	Our TRS lessee structure will subject us to the risk of increased hotel operating expenses and the inability of our TRS lessees to make lease payments to us.
●	We and our third-party hotel manager rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure could harm our business. In addition, cyber security incidents could have a disruptive effect on our business.
●	Our real estate assets are subject to numerous risks, including environmental regulations that could impose significant financial liability on us. Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our hotel properties and harm our financial condition. Moreover, compliance with the Americans with Disabilities Act could require us to incur substantial costs.
●	As an owner of hotel properties and operator of leisure businesses, we are subject to risks relating to acts of God, outbreaks of pandemic disease, terrorist activity and war. Also, our operating results and ability to service debt and make distributions to our stockholders may be adversely affected by various operating risks common to the lodging industry.
●	We are subject to risks associated with our hotel managers’ employment of hotel personnel, particularly with hotels whose managers employ unionized labor, which could increase our hotels’ operating costs, reduce the flexibility of our third-party hotel managers to adjust the size of the workforce at our hotel properties and impair our ability to make distributions to our stockholders.
●	Any failure to protect the trademarks and intellectual property used in our business could reduce the value of our brand names and harm our business.
●	If we fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income. As a REIT, failure to make required distributions to our stockholders would subject us to federal and state corporate income tax.

●	Even though we are conducting our business as a REIT, certain of our business activities will be subject to corporate level income tax, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.
●	Complying with REIT requirements may limit our ability to hedge effectively and increase the costs of our hedging, may cause us to incur tax liabilities, and may limit our flexibility or cause us to forego otherwise attractive opportunities. Further, we may be required to borrow funds, sell assets, or issue equity to satisfy our REIT distribution requirements or maintain the asset ownership tests.
●	Legislative or other actions affecting REITs could have a negative effect on us or our stockholders, and even as a REIT, changes in federal, state, or local tax law, interpretations of existing tax law or agreements with tax authorities could affect our profitability and financial condition by increasing our tax costs. Further, U.S. federal tax reform legislation could affect REITs generally, the geographic markets in which we operate, our stock and our results of operations, both positively and negatively in ways that are difficult to anticipate.
●	The ability of our board of directors to revoke our REIT qualification, without stockholder approval, may cause adverse consequences to our stockholders.
●	Our planned use of TRSs may cause us to fail to qualify as a REIT, and if our leases of our hotel properties to TRS lessees are not true leases for federal income tax purposes, we may fail to qualify as a REIT.
●	If Marriott or any future third-party hotel manager fails to qualify as an “eligible independent contractor,” or if our hotels are not “qualified lodging facilities,” we may fail to qualify as a REIT.
●	Our dividend is currently suspended, and covenants in our current and future debt instruments may limit our ability to make required distributions to our stockholders in accordance with our announced intended dividend policy.
●	Our cash distributions are not guaranteed and may fluctuate. Further, we may not have sufficient funds to make cash distributions to stockholders at intended payment levels, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
●	We have invested in, and in the future may invest in, mortgage loans, mezzanine debt, joint ventures or certain minority equity interests over which we may not have significant control, to or for which we may owe significant funding or obligations and for which there is no readily available market, and these investments may not be profitable.
●	Our substantial debt could reduce our cash flow and limit our business activities, and our indebtedness is secured by a substantial portion of our assets. In addition, we could be required to refinance our debt before it matures and there is no assurance that we will be able to refinance our debt on acceptable terms.
●	To service our debt and pay other obligations, we will require a significant amount of cash, which may not be available to us. In addition, any replacement of LIBOR as the basis on which interest on our variable-rate debt is calculated may harm our financial results, profitability and cash flows.
●	The agreements governing our debt contain various covenants that may limit our ability to operate our business and impair our ability to make distributions to our stockholders.
●	We are a holding company and depend upon our subsidiaries’ cash flow to meet our debt service obligations.
●	Our organizational documents, Delaware law and our issuance of preferred stock could make it difficult for a third party to acquire control of us and could adversely affect our stockholders. In addition, the ownership limitations in our charter may restrict or prevent stockholders from engaging in certain transfers of our common stock.
●	We are subject to certain general risks, including, but not limited to, risks related to our environmental, social and governance practices, class actions and other lawsuits, healthcare reform legislation, the market price of our common stock, and our board of directors’ ability to change our major policies.

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

Our owned assets include a network of five upscale, meetings-focused resorts totaling 9,615 rooms that are managed by Marriott under the Gaylord Hotels brand. These five resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which is owned by a joint venture (the “Gaylord Rockies joint venture”), in which we own a 65% interest. Our other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

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

Our operations are organized into three principal business segments: (i) Hospitality, which includes our directly-owned hotel properties and the results of hotel operations, as well as the Gaylord Rockies joint venture; (ii) Entertainment, which includes our Grand Ole Opry assets, the Ryman Auditorium, WSM-AM, Ole Red, our other Nashville-based attractions, among others, as well as the Circle joint venture; and (iii) Corporate and Other, which includes corporate expenses. These three business segments — Hospitality, Entertainment, and Corporate and Other — represented approximately 89%, 11%, and 0%, respectively, of our total revenues for the fiscal year ended December 31, 2020.

Financial information by business segment and for each of our Gaylord Hotels properties as of December 31, 2020 and for each of the three years then ended appears in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 15 – Financial Reporting by Business Segments” to our consolidated financial statements included in this Annual Report on Form 10-K.

Current Status

Our business has been adversely impacted by the ongoing COVID-19 pandemic. As of the date of this Annual Report on Form 10-K, all of our hotel properties are open at limited capacity, other than Gaylord National, which remains closed. All of our entertainment assets are open at limited capacity, including limited attendance for shows at the Grand Ole Opry and Ryman Auditorium, other than the General Jackson, which remains closed, and the Wildhorse Saloon, which is temporarily closed due to the recent December 2020 bombing in downtown Nashville. Any decision to increase capacity at our assets will be made in conjunction with local health authorities and in the best interests of our employees and guests. We have taken steps to conserve our liquidity and contain costs, including suspending our regular quarterly cash dividend payments to stockholders, deferring most non-essential capital projects, including our previously announced expansion at Gaylord Rockies, and obtaining waivers under and amendments to our credit agreement as described below. For more information concerning our operations during the ongoing COVID-19 pandemic, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Strategic Plan

Our goal is to be the nation’s premier hospitality REIT for group-oriented, destination hotel assets in urban and resort markets.

●	Existing Hotel Property Design. Our Gaylord Hotels properties focus on the large group meetings market in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. This strategy creates a better experience for both meeting planners and guests, and has led to our current Gaylord Hotels properties claiming a place among the leading convention hotels in the country.
●	Expansion of Hotel Asset Portfolio. Part of our long-term growth strategy includes acquisitions of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We will consider attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are generally interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions. As a REIT, we do not view independent, large-scale development of resort and convention hotels as part of our long-term growth strategy.
●	Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in four Blake Shelton-themed multi-level bar, music venue and event spaces named after the Shelton hit “Ol’ Red,” and invested in Circle.
●	Short-Term Capital Allocation. Prior to the COVID-19 pandemic, our short-term capital allocation strategy focused on returning capital to stockholders through the payment of dividends, in addition to investing in our assets and operations. However, in March 2020, we suspended our regular quarterly dividend payments. Our board of directors will consider a future dividend as permitted by our credit agreement. Any future dividend is subject to our board of director’s determinations as to the amount and timing thereof. We are currently focused on managing our business through the COVID-19 pandemic and are limiting our non-essential capital expenditures. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Marriott is responsible for the day-to-day management of our Gaylord Hotels properties, the Inn at Opryland, and the AC Hotel. We believe that our Gaylord Hotels properties have benefitted and will continue to benefit from Marriott’s expansive sales force and popular frequent traveler program, as well as its ability to manage group business.

Based on our information, publicly-available information, and information and data obtained from Smith Travel Research, the top 10 hotels within the United States with the highest square footage of self-contained exhibit and meeting space as of January 2021 are as follows:

			Total Exhibit and
			Meeting Space
Facility (1)	Location	Hotel Rooms	(sq. ft.)
The Venetian Resort & Casino	Las Vegas, NV	4,028	2,250,000
Mandalay Bay Resort & Casino	Las Vegas, NV	3,209	2,100,000
Gaylord Opryland Resort & Convention Center	Nashville, TN	2,888	640,000
MGM Grand Las Vegas	Las Vegas, NV	5,044	602,000
Gaylord National Resort & Convention Center	National Harbor, MD	1,996	500,000
Gaylord Texan Resort & Convention Center	Grapevine, TX	1,814	488,000
Marriott Orlando World Center Resort	Orlando, FL	2,009	450,000
Rosen Shingle Creek Resort	Orlando, FL	1,501	410,000
Gaylord Rockies Resort & Convention Center (2)	Aurora, CO	1,501	409,000
Gaylord Palms Resort & Convention Center	Kissimmee, FL	1,416	400,000
(1)	Bolded facilities are owned by the Company.
(2)	The Company owns a 65 percent interest through the Gaylord Rockies joint venture.

Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the Ryman Auditorium, the General Jackson Showboat, and other attractions in the Nashville area. Gaylord Opryland has 2,888 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 640,000 square feet. Gaylord Opryland is routinely recognized by many industry and commercial publications, including being named a 2019 STELLA Award Finalist for best conference center by Northstar Meetings Group and Meetings & Conventions and Successful Meetings magazines, a 2020 Award of Excellence Recipient from Corporate & Incentive Travel magazine, and recognition as a member of Meeting & Conventions’ Hall of Fame. We opened the indoor sections of SoundWaves, a $90 million luxury indoor/outdoor waterpark with over 200,000 square feet of water attractions and amenities adjacent to Gaylord Opryland in December 2018 and the outdoor sections in May 2019.

Gaylord Palms Resort and Convention Center — Kissimmee, Florida. Gaylord Palms has 1,416 signature guest rooms, three ballrooms with approximately 76,000 square feet, 76 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida, which we have leased pursuant to a 75-year ground lease with a 24-year renewal option. The resort is approximately a five-minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets, a new resort pool, and a full-service spa with 20,000 square feet of dedicated space. Hotel guests also have golf privileges at Celebration Golf Club, located approximately two miles from the property. Gaylord Palms is rated as a AAA Four-Diamond Hotel and is routinely recognized by many industry and commercial publications, including being awarded a 2019 STELLA Award Bronze Winner for best conference center by Northstar Meetings Group and Meetings & Conventions and Successful Meetings magazines, a 2020 Award of Excellence Recipient from Corporate & Incentive Travel magazine, and recognition as a member of Meeting & Conventions Hall of Fame. In 2018, we began construction of a $158 million expansion of Gaylord Palms, which will include an additional 302 guest rooms and 96,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure. The expansion is expected to be completed in April 2021.

Gaylord Texan Resort and Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. Of the 85 acres, we own 75 acres and lease approximately 10 acres pursuant to a ground lease. The hotel features a lavish and expansive atrium, 1,814 signature guest rooms, four ballrooms with approximately 115,000 square feet, 88 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 488,000 square feet. The property also includes a number of themed restaurants, retail outlets, a resort pool, a full-service spa with 25,000 square feet of dedicated space, and an entertainment complex consisting of an approximately 39,000 square foot venue with a performance stage, dance floor, and a two-story outdoor deck. Guests also have access to the adjacent Cowboys Golf Club. Gaylord Texan is rated as a AAA Four-Diamond Hotel and is routinely recognized by many industry and commercial publications, including being awarded a 2020 STELLA Award Gold Winner by Northstar Meetings Group and Meetings & Conventions and Successful Meetings magazines and a 2020 Award of Excellence Recipient from Corporate & Incentive Travel magazine. In 2018, we completed construction of a $110 million expansion of Gaylord Texan that included an additional 303 guest rooms and 88,000 square feet of meeting space.

Gaylord National Resort and Convention Center — National Harbor, Maryland. Gaylord National is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 500,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center, a freestanding 24,000-square foot ballroom building offering 16,000 square feet of meeting space on the banks of the Potomac River that opened in May 2017, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. Gaylord National is rated as a AAA Four-Diamond Hotel and is routinely recognized by many industry and commercial publications, including being awarded a 2020 STELLA Award Silver Winner by Northstar Meetings Group and Meetings & Conventions and Successful Meetings magazines, a 2020 Award of Excellence Recipient from Corporate & Incentive Travel magazine, and Best of the East Award Winner from Meetings Today. Gaylord National is currently closed due to the COVID-19 pandemic.

Gaylord Rockies Resort and Convention Center — Aurora, Colorado. As further discussed in “Note 4 – Investment in Gaylord Rockies Joint Venture” to our consolidated financial statements included in this Annual Report on Form 10-K, we own a 65% interest in, and are the managing member of, the Gaylord Rockies joint venture. Gaylord Rockies is situated on approximately 85 acres and is located approximately 10 minutes from Denver International Airport. The hotel features a lavish and expansive atrium, 1,501 signature guest rooms, including 114 suites, four ballrooms with up to approximately 60,000 square feet, up to 81 breakout rooms, indoor meeting, exhibit and pre-function space of approximately 409,000 square feet, and additional outdoor meeting space of approximately 76,000 square feet. The property also includes a number of themed restaurants, retail outlets, a full-service spa, five outdoor event spaces and an indoor/outdoor pool complex. The approximately $800 million hotel project opened on a limited basis in December 2018 and on a fully completed basis in January 2019. Gaylord Rockies is rated as a AAA Four-Diamond Hotel and was awarded a 2019 STELLA Award Silver Winner for best conference center by Northstar Meetings Group and Meetings & Conventions and Successful Meetings magazines.

Inn at Opryland. We also own the Inn at Opryland, which is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space.

AC Hotel. We also own the AC Hotel, which is located near Gaylord National. The hotel has 192 rooms and approximately 3,700 square feet of meeting space.

Description of our Entertainment Portfolio

The Grand Ole Opry. The Grand Ole Opry, which celebrated its 95th anniversary in 2020, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Grand Ole Opry House, home of the Grand Ole Opry, seats approximately 4,400, is located in the Opryland complex, and was named the Venue of the Year by the Academy of Country Music in 2014. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and Sirius/XM Radio and streamed on the Internet. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists and other acts. In 2019, we completed construction of an approximately $20 million expansion to the Grand Ole Opry House, which includes a larger retail space, additional food and beverage options, a redesigned box office, VIP lounge area with a backstage tour theater, and additional parking.

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

Ole Red. In May 2018, we opened our flagship Ole Red location, a multi-level entertainment venue in downtown Nashville. The 26,000-square foot venue features a two-story bar and restaurant, performance space, private event space and a 6,000-square foot rooftop restaurant and bar. We own additional Ole Red locations in Gatlinburg, Tennessee; Orlando, Florida; and Tishomingo, Oklahoma.

The General Jackson Showboat. We own the General Jackson Showboat, a 300-foot, four-deck paddle wheel showboat on the Cumberland River, which flows past the Gaylord Opryland complex in Nashville. Its Victorian Theatre can seat 600 people for banquets and 1,000 people for theater-style presentations. The showboat stages Broadway-style shows and other theatrical productions. The General Jackson is one of many sources of entertainment that is available to conventions held at Gaylord Opryland. During the day, it operates cruises, primarily serving tourists visiting the Gaylord Opryland complex and the Nashville area. Marriott manages the day-to-day operations of the General Jackson. The General Jackson is currently closed due to the COVID-19 pandemic.

Gaylord Springs. Minutes from Gaylord Opryland, Gaylord Springs, our 18-hole championship golf course, was designed by former U.S. Open and PGA Champion Larry Nelson. The 40,000 square-foot antebellum-style clubhouse offers meeting space for up to 500 guests. Marriott manages the day-to-day operations of Gaylord Springs.

The Wildhorse Saloon. Since 1994, we have owned the Wildhorse Saloon, a country music performance venue on historic Second Avenue in downtown Nashville. The three-story facility includes a dance floor of approximately 2,000 square feet, as well as a restaurant and banquet facility that can accommodate up to 2,000 guests. Marriott manages the day-to-day operations of the Wildhorse Saloon. The Wildhorse Saloon temporarily closed in December 2020 subsequent to the downtown Nashville bombing, and is currently estimated to reopen in March 2021.

Circle. In 2019, we acquired a 50% equity interest in Circle, a media network dedicated to the country lifestyle consumer. Circle offers entertainment news, documentaries, movies, and archival, new and licensed programming, as well as Grand Ole Opry performances. We made $12.5 million in capital contributions through December 31, 2020, and the joint venture agreement requires us to contribute up to an additional $2.5 million through December 31, 2021. We made such a contribution in January 2021. Circle launched its broadcast network on January 1, 2020, with sixteen original shows and two major distribution partnerships. As of February 2021, Circle is available to more than 60% of U.S. television households via over-the-air and cable television and is available through multiple online streaming services covering over 100 million monthly average users.

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

All of our assets are held by, and all of our operations are conducted through, RHP Hotel Properties, LP, a Delaware limited partnership (the “Operating Partnership”), of which we own, directly or indirectly, 99.2% of the partnership interests, including all of the general partnership interests. On December 31, 2018, we amended the limited partnership agreement of the Operating Partnership to provide that its partnership units may be exchanged on a one-for-one basis for shares of our common stock. Under certain circumstances, we may issue such partnership units as consideration to acquire hotel properties. By offering partnership units, the seller of such hotel property could defer federal income tax on any of the seller’s gains on sale, and this tax advantage may enable us to acquire hotel properties in the future which otherwise may not be available for sale.

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

Human Capital

We create unique destination and entertainment experiences for our customers. This work requires a strong, people-centric culture that celebrates diversity, provides opportunities for growth and improves the communities we serve. Demonstrating value to our employees is fundamental to the success of our organization. Ultimately, we believe that caring for the people who work in our businesses and communities leads to a more positive experience for our guests and gives us a competitive advantage in the industries in which we operate.

Our goal is to employ a highly engaged, high performing and satisfied workforce that is happy and empowered.

Our Workforce

At December 31, 2020, we employed 995 people, including 476 full-time and 519 part-time and on-call employees in our Entertainment and Corporate segments. Fifty-five percent of our population identify as female and 45% identify as male. Women held 47% of leadership positions as of December 31, 2020. We do not have any employees in our direct employment represented by collective bargaining agreements.

Our Hotels and Managed Attractions

While our hotel operator, Marriott, is responsible for hiring and managing the workforce at our Gaylord Hotels properties, as well as the Inn at Opryland, the AC Hotel, the General Jackson, Gaylord Springs and the Wildhorse Saloon, we take our oversight role in ensuring fair labor management practices seriously. We receive periodic updates from Marriott concerning Marriott’s policies, and we believe they reflect our people-first approach.

Philosophy and Culture

Our people philosophy centers around creating a workplace culture where all employees feel respected, valued and inspired. We celebrate and prioritize diversity and inclusion and position employees for success with the tools and resources they need to thrive. We also actively engage employees in regular opportunities to feel connected to our company’s goals and the communities in which we operate. Our Total Wellbeing benefits philosophy includes resources to help employees live happier, healthier lives, while rewarding performance and encouraging retention.

Programs in place to reinforce our people-centric culture include, among others:

●	Diversity & Inclusion: We are committed to building a more diverse workforce through enhanced recruitment initiatives to attract, employ and develop minority candidates. This includes establishing relationships with local, diverse community groups and universities, along with recruiting protocols to identify and recruit diverse candidates for management positions. We are also focused on engaging our existing workforce through policies and programs promoting workplace diversity and inclusion. In 2020, we created an employee Diversity Council with cross-organizational representatives who advocate for and monitor the Company’s commitment to diversity and inclusion. We also host a regular Diversity Champions meeting, open to all employees seeking to be involved in internal and external diversity and inclusion activities, including volunteer and mentoring opportunities to serve underrepresented youth in our community.

●	Pay Equity: We conduct regular compensation studies with third-party consultants to make our positions competitive for the markets in which we operate, and to address such issues as compensation level differences between male and female or minority and non-minority employees.
●	Succession Planning and Performance Management: Our employees receive annual performance reviews. Full-time, exempt employees set annual SMART goals and are evaluated on these goals and core competencies. We also conduct quarterly talent review processes with all departments to identify high-potential individuals and create individualized development plans.
●	Training and Development: We conduct robust onboarding, training and development for all levels of employees focused on our guiding principles (Passion, Respect, Winning Attitude, Integrity, Service, Teamwork, Pride, Creativity and Fun). In 2019, the Company created Ryman Hospitality University, which includes a physical training space and online learning portal open to all employees. Courses offered include mandatory annual workplace harassment training for all levels, unconscious bias training for leaders, and development classes for new and emerging leaders.
●	Employee Engagement: The Company provides regular opportunities for employee engagement, including update meetings where full-time employees can hear directly from senior leadership about business performance and vision for the future. The meetings also celebrate employees demonstrating our workplace values. Weekly and monthly newsletter communications reinforce our people-centric culture, while regular communications from senior leaders ensure all employees have first-hand access to company updates between meetings. Two-way communication is encouraged through regular employee satisfaction surveys, CEO-led Think Tanks and focus groups designed to solicit candid feedback from employees.
●	Total Wellbeing/Total Rewards: We offer a competitive pay and benefits package that includes opportunities for our employees to enrich their lives and plan ahead. Offerings include health plan options for part- and full-time employees, with a generous employer cost-sharing arrangement for full-time employees; a 401(k) plan with employer match; employee assistance programs offering counselling services, financial literacy courses and many other options for employees and their families; tuition reimbursement for full-time employees; on-site wellness events, flu shot clinics and wellness fairs; complimentary tickets for our venue offerings; and on-site fitness classes at our corporate headquarters (currently suspended due to the COVID-19 pandemic). Part- and full-time employees are also eligible for annual performance-based financial bonuses.

COVID-19 Response

Our commitment to our strong employee-centric culture has driven our actions from the onset of the COVID-19 pandemic. In March, we proactively suspended operations at our Entertainment segment businesses as our communities worked to reduce COVID-19 spread. We extended full pay and benefits to full- and part-time employees in our operations who could not work due to the shutdown for 14 weeks and 8 weeks, respectively, while senior staff in director-level and above positions took voluntary pay cuts for the remainder of 2020. To ensure the continued well-being of our employees, we instituted regular employee meetings and communications, developed supportive policies for COVID-related leaves of absence, offered mindfulness for stress reduction classes and established proprietary health safety standards and training in partnership with Vanderbilt Health. Our corporate staff quickly adapted to a work-from-home structure. We also engaged with Vanderbilt Health to develop best-in-class safety protocols and proprietary training that allowed our businesses to safely and successfully reopen at reduced capacities by June 2020. We made this training available to other Nashville businesses through the “Good to Go” program. We continue to provide our employees with access to Vanderbilt Health experts via paid and voluntary training opportunities on infectious disease control, stress management and vaccine safety. While most of our workforce has returned to work, in 2020 we reduced our full-time workforce by approximately 15%. Approximately 35% of our workforce remains on furlough.

Competition

Hospitality

Our current hotel properties compete with numerous other hotels throughout the United States and abroad, particularly the approximately 100 convention hotels that, on average, have over 1,000 rooms and a significant amount of meeting and exhibit space. We believe that competition among convention hotels is based on, among other things: (i) the hotel’s reputation, (ii) the quality of the hotel’s facility, (iii) the quality and scope of a hotel’s meeting and convention facilities and services, (iv) the desirability of a hotel’s location, (v) travel distance to a hotel for meeting attendees, (vi) a hotel facility’s accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, (viii) service levels at the hotel, and (ix) price. Our hotels also compete against large municipal convention centers, including Orlando, Chicago, Atlanta, Dallas, Nashville, Washington, D.C. and Denver. During the COVID-19 pandemic and the anticipated recovery, we believe that our hotels’ expansive spaces and enhanced safety protocols will provide a competitive advantage over other hotels.

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

Management Agreements

Gaylord Hotels. We are a party to a management agreement with Marriott for each of our four wholly-owned Gaylord Hotels properties, as well as a pooling agreement with Marriott with respect to our four wholly-owned Gaylord Hotels properties on an aggregate basis. Each of the management agreements has a term expiring in 2047, with three automatic 10-year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of the management agreements requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement requires us to pay to Marriott an incentive fee of 10% of the first $15.0 million of pooled available cash flow (which is generally operating profit for the pooled hotels less an owner’s priority) plus 20% of any additional pooled available cash flow over such threshold. The owner’s priority is collectively $240 million, plus certain additional amounts, including 10% of certain non-routine capital expenditures and conversion work, and 10% of replacements of furniture, fixtures, and equipment and routine capital expenditures in excess of a reserve. If one or more of our four wholly-owned Gaylord Hotels properties were not a “pooled hotel” (i.e., if we cease to own the hotel or we lease the hotel to a third party), the thresholds used to calculate the incentive fee in the pooling agreement will be adjusted, and the incentive fee for the non-pooled hotel will be based on such hotel’s performance. The management agreements and pooling agreement also contain certain restrictions on our incurring indebtedness that encumber our four wholly-owned Gaylord Hotels properties on an individual or aggregate basis. The management agreements may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards. The management agreements prohibit us from selling the four wholly-owned Gaylord Hotels properties to certain persons, including any person who does not, in Marriott’s reasonable judgment, have sufficient financial resources and liquidity to fulfil our obligations under the management agreements, or any person who owns a controlling interest in a hotel brand (e.g., Hilton or Hyatt) totaling at least ten full-service hotels that are not affiliated with a brand but that are marketed and operated as a collective group, if such brand or group of hotels compete with Marriott. In addition, we may not sell a wholly-owned Gaylord Hotels property if we are then in breach of the applicable management agreement.

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

Certain Nashville Attractions. Marriott manages the General Jackson, the Wildhorse Saloon, and Gaylord Springs pursuant to management agreements. Each of these management agreements require us to pay Marriott a base management fee of approximately 2% of total revenues. Additionally, the management agreements require us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreements) over a certain threshold. The management agreements for the General Jackson and the Wildhorse Saloon expired in 2017, with five one-year renewal options, the fourth of which was exercised in 2020, so long as neither party terminates the agreement. The management agreement for Gaylord Springs expires in 2022.

Total base management fees incurred during 2020, 2019 and 2018 were $10.3 million, $31.6 million and $23.3 million, respectively. Total incentive fees incurred during 2020, 2019 and 2018 were $0, $12.6 million and $11.8 million, respectively. Management fees are presented in the accompanying financial information net of the amortization of the deferred management rights proceeds discussed further in “Note 6 – Deferred Management Rights Proceeds” to our consolidated financial statements included in this Annual Report on Form 10-K.

Seasonality

Portions of our business are seasonal in nature. The group convention business at our Gaylord Hotels properties is subject to reduced levels of demand during the year-end holiday periods. We are not experiencing typical seasonal trends during the ongoing COVID-19 pandemic.

Regulation and Legislation

Hospitality

Our current hotel properties are subject to certain federal, state, and local governmental laws and regulations including, without limitation, capacity restrictions, labor regulations, health and safety laws and environmental regulations applicable to hotel and restaurant operations. The hotels are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as regulations pursuant thereto. We believe that our hotel properties and our attractions are in substantial compliance with such regulations. In addition, the sale of alcoholic beverages by a hotel requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have the power to limit, condition, suspend or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of operations of our Hospitality segment. Pursuant to management agreements with Marriott, we do not control many of these activities at our hotel properties, and we rely on Marriott to comply with all such federal, state and local governmental laws and regulations with respect to such properties. However, under the terms of our management agreements with Marriott, we may be required to bear the cost of any capital expenditures necessary to comply with a legal requirement.

Entertainment

WSM-AM is subject to regulation under the Communications Act of 1934, as amended. Under the Communications Act, the Federal Communications Commission, or FCC, among other things, assigns frequency bands for broadcasting; determines the frequencies, location, and signal strength of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and other practices of broadcasting stations. Licenses issued for radio stations have terms of eight years. Radio broadcast licenses are renewable upon application to the FCC and in the past have been renewed except in rare cases. Competing applications will not be accepted at the time of license renewal, and will not be entertained at all unless the FCC first concludes that renewal of the license would not serve the public interest. A station will be entitled to renewal in the absence of serious violations of the Communications Act or FCC regulations or other violations which constitute a pattern of abuse. WSM-AM’s current radio station license will expire in August 2028; however, we are not aware of any reason why WSM-AM’s radio station license should not be renewed.

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

Information About Our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company at January 1, 2021. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	73	Chairman of the Board of Directors and Chief Executive Officer
Mark Fioravanti	59	President and Chief Financial Officer
Patrick Chaffin	47	Executive Vice President and Chief Operating Officer - Hotels
Scott J. Lynn	47	Executive Vice President, General Counsel and Secretary
Jennifer Hutcheson	43	Executive Vice President, Corporate Controller and Chief Accounting Officer

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

Patrick Chaffin is Executive Vice President and Chief Operating Officer – Hotels of the Company, a position he has held since May 2019. In this role, Mr. Chaffin leads our asset management function, state and local government relations, product enhancement and site selection for our hotel portfolio’s growth. From April 2018 to May 2019, he was Executive Vice President of Asset Management for the Company. From January 2013 to March 2018, he was the Senior Vice President of Asset Management. From January 2007 to December 2012, he led the strategic planning, operations analysis and investor relations functions for Gaylord Entertainment. Prior to its sale in June 2007, Mr. Chaffin served as the head of finance for ResortQuest International, formerly a division of Gaylord Entertainment. Prior to joining Gaylord Entertainment in January 2005, Mr. Chaffin worked for General Motors Corporation for 9 years serving in a variety of corporate and manufacturing positions. Mr. Chaffin earned a B.S. degree from Lipscomb University and an MBA from the Owen Graduate School of Management at Vanderbilt University.

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

Jennifer Hutcheson is the Executive Vice President, Corporate Controller and Chief Accounting Officer of the Company, a position she has held since March 2020. From May 2018 to February 2020, she was Senior Vice President,

Corporate Controller and Chief Accounting Officer. From January 2013 to April 2018, she was the Senior Vice President and Corporate Controller of the Company. From March 2006 to December 2012, she served as the Company’s Vice President of Accounting and Tax. From May 2004 to March 2006, she served as the Company’s Director of Corporate Accounting. From August 2002 to April 2004, she was the Corporate Accounting Manager at Private Business Inc. Prior to that time, she was an auditor with Ernst & Young LLP and Arthur Andersen. Ms. Hutcheson, who is a certified public accountant, has a B.S. degree in accounting from Tennessee Technological University and an MBA from the Owen Graduate School of Management at Vanderbilt University.

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

Risks Relating to Our Business

The novel coronavirus (COVID-19) pandemic has had and is expected to continue to have a material adverse effect on our financial condition, results of operations, cash flows and our ability to make distributions to our shareholders. Depending on its length and severity, the COVID-19 pandemic may also have an adverse effect on our access to financial markets and our ability to service our indebtedness.

The COVID-19 pandemic has caused unprecedented restrictions on travel, group gatherings and non-essential activities, including orders and guidance issued by U.S. federal, state and local governmental authorities, such as “social distancing” guidance and Safer at Home orders. There have also been significant business closures and a substantial reduction in economic activity in the United States as a result of the COVID-19 pandemic. Despite the phased reopening of the U.S. economy and the growing availability of vaccines, significant uncertainty remains as to the potential future impact of the COVID-19 pandemic on the U.S. economy as a whole, our businesses, and the lodging and entertainment industries. The longer and more severe the pandemic, the greater the material adverse effect on our financial condition, our results of operations, cash flows and our ability to make distributions to our shareholders. Further, depending on its duration and severity, the COVID-19 pandemic may have an adverse effect on our access to financial markets and our ability to service or refinance our indebtedness.

The COVID-19 pandemic caused significant disruption to our business and we, working with our hotel manager, Marriott, suspended operations at our Gaylord Hotels properties and substantially all of our entertainment assets by late March 2020. We have not yet reopened all of our assets, and most of our assets are operating at limited capacity. We have taken steps to conserve our liquidity and contain costs, including suspending our regular quarterly cash dividend payments to stockholders, deferring most non-essential capital projects, including our previously announced expansion at Gaylord Rockies, and obtaining waivers under and amendments to our Credit Agreement as described below, but we cannot be certain that these efforts will be sufficient to sustain our business through the pandemic.

While we were successful in amending our Credit Agreement to obtain waivers of the financial covenants and the Gaylord Rockies Loan to obtain certain other favorable modifications, as described under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Principal Debt Agreements,” the Amendments also increased the interest rates under our Revolver and Term Loan A, and imposed additional restrictions on debt, investments, dividends, share repurchases and capital expenditures, and included a minimum liquidity requirement, which will increase our interest costs and impose constraints on the manner in which we do business. The amendment to the Gaylord Rockies Loan also includes restrictions on distributions to the owners of the Gaylord Rockies joint venture and requires a certain level of equity financing for a Gaylord Rockies expansion, which may increase the cost of pursuing the previously announced expansion of Gaylord Rockies. The restrictions in these agreements may prevent us from taking advantage of opportunities available to us. In the future, our access to and cost of financing will depend on, among other things, global economic conditions, the availability of sufficient amounts of financing, our prospects and our credit ratings. Certain of our credit ratings have been downgraded during 2020, and if our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry or us, our access to capital and the cost and terms of any debt financing would be negatively affected.

The material adverse effect of the pandemic on our businesses will continue during such time as any of our assets remain closed (including Gaylord National) and during phased reopenings and may continue after that time. We cannot predict how soon we will be able to fully reopen all of our Gaylord Hotels properties or our entertainment assets and operate at normal capacity when the COVID-19 pandemic subsides, as our ability to reopen and to resume normal operations will depend in part on the actions of a number of governmental authorities over which we have no control. Modified social distancing requirements or recommendations have altered the way we do business during reopening, and changes may persist for an extended period of time. For example, we have implemented additional safety and cleaning protocols, and these and other changes may result in higher costs and lower profit margins at our assets. Changes we make in response to the COVID-19 pandemic may negatively affect our business, our brand reputation and ability to attract and retain employees. Even after the COVID-19 pandemic subsides, we could still experience long-term impacts on our operating costs as a result of steps we may take to counteract future outbreaks of COVID-19 or other viruses through, for example, enhanced health and hygiene requirements or other such measures in one or more properties. Some of our businesses, such as the ticketed performances at the Grand Ole Opry and Ryman Auditorium may be held at limited capacity for an extended period of time during reopening. Of our Gaylord Hotels properties, Gaylord National remains closed. As a result, our revenues and consolidated financial results and results of operations for periods in which our operations are subject to capacity limits and in which Gaylord National remains closed will not be comparable with periods prior to the pandemic. We have experienced a significant decline in occupancy, RevPAR and Total RevPAR and other metrics at our Gaylord Hotels properties that have reopened, and those and other declines associated with the COVID-19 pandemic may continue.

Depending on the severity of the pandemic and our business levels, we cannot assure you that we will not make the decision to temporarily reclose any of our Gaylord Hotels properties or our entertainment assets in response to further outbreaks of COVID-19, including new variants of the virus.

Further, we cannot predict the full impact that the COVID-19 pandemic will have on third parties with whom we do business, including meeting planners, Marriott, our manager, other third-party service providers, travel agencies, suppliers and other vendors, and the degree to which the impact on third parties will affect our business. To the extent these third parties are severely impacted, it may harm our business or change the way we operate.

The pace of recovery in demand and business levels following the reopening of our Gaylord Hotels properties may be affected by adverse economic conditions, including job losses, corporate financial performance, group customers’ spending and meeting budget constraints, debt loads, diminished business travel and other factors. For our managed assets, we will rely on Marriott to safely reopen, to operate these assets in a manner consistent with their obligations under their management agreements with us and to increase business levels at our properties, whether by rebooking cancelled stays for future periods or otherwise, and we cannot assure you that Marriott will be successful in doing so. Further, room bookings for future periods may yet be cancelled as a result of the COVID-19 pandemic, and we cannot assure you that Marriott will be successful in rebooking cancellations for future periods or that groups that have already rebooked to future periods will fulfill their stays. Moreover, once restrictions are relaxed or lifted, it is unclear whether consumer demand for convention center resorts, business travel, group meetings, leisure travel and country music entertainment experiences will return, in part, because we cannot predict the levels of consumer confidence in the safety of travel and group gatherings following the COVID-19 pandemic. Although we have implemented new hygiene and cleaning standards, we cannot fully predict their impact on customers’ or meeting planners’ beliefs as to whether it is safe to travel and meet in groups. We cannot predict the pace of recovery of our Gaylord Hotels properties and other assets, or the timing of a return to pre-pandemic demand, occupancy, business mix or pricing.

If we determine the carrying value of our assets are not recoverable through the future cash flows associated with those assets, we could have to recognize significant non-cash impairment charges to our results of operations.

The COVID-19 pandemic has also resulted in significant financial market volatility and uncertainty, including on the market price of our common stock. A continuation or worsening of the levels of market disruption and volatility seen during the pandemic could have a further adverse effect on the market price of our common stock or our debt securities.

The extent of the effects of the COVID-19 pandemic on our business and the hospitality industry at large remains highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, the timing and availability of vaccinations and treatments to combat COVID-19, whether or not a recession occurs in the United States or globally, the state of the financial markets and the length of time it takes for demand and pricing to recover and stabilize, particularly in the large group meeting segment of the lodging industry, and normal economic and operating conditions to resume. Given the uncertainty as to the extent and timing of the potential future spread or mitigation of COVID-19 and the impositions or relaxation of protective measures, we are presently unable to estimate the full impact to our future business, results of operations, cash flows, financial condition or ability to make distributions to our stockholders.

The potential effects of the COVID-19 pandemic also could intensify or otherwise affect many of our other risk factors that are included in “Part I, Item 1A, Risk Factors” of this Annual Report on Form 10-K and our subsequent filings, including, but not limited to, risks inherent in the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests, meeting customers and customers to our entertainment assets, risks related to doing business with third parties, including vendors and suppliers, performance of our information technology systems and risks related to our indebtedness. Because the COVID-19 pandemic is unprecedented and continuously evolving, the other potential impacts to our risk factors contained herein and that are further described in this Annual Report on Form 10-K are uncertain.

If Marriott or any future third-party hotel manager does not manage our hotel properties or other businesses successfully, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders may be negatively impacted.

Due to federal income tax laws that restrict REITs from operating and managing hotels, we do not operate or manage the day-to-day functions of any of our hotel properties as a REIT. We lease or sublease our hotel properties to TRSs, and such TRS lessees have engaged Marriott as a third-party hotel manager pursuant to hotel management agreements. Marriott manages the day-to-day operations of our Gaylord Hotels properties, as well as the Inn at Opryland and the AC Hotel. We will identify third-party hotel managers to operate and manage any hotels that we acquire in the future. Our third-party hotel managers are responsible for the day-to-day management of our hotel properties, including, but not limited to, implementing significant operating decisions, setting rates for rooms and meeting space, controlling revenue and expenditures, collecting accounts receivable, and recruiting, employing and supervising employees at our hotel properties. We do not have the authority to require our third-party hotel managers to operate our hotel properties in a particular manner, although we have consent and approval rights for certain matters under our hotel management agreements with Marriott, subject to the limitations described therein. As a result, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders are largely dependent on the ability of our third-party hotel managers to operate our hotel properties successfully. Any failure by our third-party hotel managers to provide quality services and amenities or to maintain and protect a quality brand name and reputation could have a negative impact on their ability to operate and manage our hotel properties successfully and could negatively impact our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

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

Revenue growth and cost synergies for our hotel operations are largely dependent on the efforts of Marriott. Prior to the COVID-19 pandemic, Marriott’s efforts to leverage its rewards program, customer channels and brands, as well as its management of demand for rooms, meeting space and banquets, resulted in revenue growth and Marriott’s efforts to reduce hotel-level costs yielded cost savings. There can be no assurance that improvements in revenue or cost savings can be achieved by Marriott during a recovery or after the COVID-19 pandemic ends or that they thereafter can be sustained.

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

The group-oriented meetings sector has suffered during the COVID-19 pandemic, and while we believe meeting planners will continue to rebook large group meetings to periods when a vaccine is widely available, there can be no assurance as to the timing and pace of our recovery.

The ability of Marriott to successfully operate and manage our current hotel properties and convention business is subject to factors beyond our and their control, which could reduce the revenue and operating income of these properties. These factors include:

●	the desirability and perceived attractiveness of the Nashville, Tennessee; Orlando, Florida; Dallas, Texas; Washington D.C. and Denver, Colorado areas as tourist and convention destinations;
●	adverse changes in the national economy and in the levels of tourism and convention business that affect our current hotel properties;
●	the level of governmental group business, which has decreased at times in the past due to uncertainty surrounding the U.S. government budget;
●	Marriott’s ability to attract group convention business;
●	Marriott’s ability to contract for and collect attrition and cancellation fees from groups that do not fulfill minimum stay or spending requirements;
●	the opening of other new hotels could impact the group convention business at our current hotel properties;
●	the highly competitive nature of the hotel, tourism and convention business in which our hotel properties operate, including the fact that we compete for convention business with publicly-financed civic convention centers;
●	the susceptibility of group convention business to reduced levels of demand during the year-end holiday periods, which Marriott may not be able to offset by attracting sufficient general tourism guests;
●	the financial condition of the airline and other transportation-related industries and the resulting impact on travel; and
●	increases in our operating costs due to labor costs in connection with any increases in the federal minimum wage rate, workers’ compensation, healthcare-related costs (including those related to the Affordable Care Act or other health care reform efforts), and organized labor activities, the last of which, in addition to increasing labor costs, could cause a diversion of business from our hotels involved in labor negotiations and loss of group business.

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

Acquisitions of hotels will require significant capital expenditures, and hotels that we acquire may need renovations and capital improvements at the time of acquisition. All of our hotel properties will require periodic capital expenditures and renovation to remain competitive. We may also undertake hotel expansions or new features at our existing hotel properties that involve significant capital expenditures, such as our Gaylord Palms expansion. If any hotels that we acquire are subject to franchise agreements, the franchisors of these hotels may also require periodic capital improvements as a condition to our maintaining the franchise licenses. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and net of capital gains) each year to maintain our qualification as a REIT for federal income tax purposes. As a result, our ability to fund acquisitions or capital expenditures through any retained earnings or operating cash flow will be limited. Consequently, we will rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Our ability to grow through acquisitions will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

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

While we have implemented security measures to safeguard our systems and data, our measures or the measures of our service providers or hotel manager may not be sufficient to maintain the confidentiality, security, or availability of the data collected, stored, and used to manage our Gaylord Hotels properties. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to data, failure of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “phishing” or other types of business email compromises, operator error, or inadvertent releases of data may materially impact our information systems and records of those of our owners, licensees, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access to such systems, have greatly increased in recent years. Like most large multinational corporations, our hotel manager and its service providers have experienced cyber-attacks, and attempts to disrupt access to their systems and data or those of properties our hotel manager manages and the frequency and sophistication of such efforts could continue to increase. Although some of these efforts may not be successful or impactful, a significant theft, loss, loss of access to, or fraudulent use of guest, associate, owner, licensee, or company data could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, compromises in the security of our information systems or those of our owners, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems or our hotel manager’s systems, resulting in operational inefficiencies and a loss of profits, and negative publicity, resulting in tangible adverse effects on our business, including consumer boycotts, cancellations, lost sales or litigation, all of which could affect our market share, reputation, business, financial condition, or results of operations. In addition, although we or our manager carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security compromises, and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.

Our real estate assets are subject to numerous risks.

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

Our operating income and ability to make distributions to our stockholders may be reduced by acts of God, outbreaks of pandemic disease, or acts of terrorism in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Gaylord Opryland, which is located adjacent to the Cumberland River and is protected by levees built to sustain a 100-year flood, suffered flood damage on May 3, 2010 as the river rose to levels that over-topped the levees. The per occurrence flood insurance limit for our Gaylord Opryland hotel is now $350 million. We have also completed enhancements to the levees that protect the hotel to increase the height of the levees. While we believe these steps are reasonable given the likelihood of flood damage at Gaylord Opryland, there can be no assurances that flooding will not occur at Gaylord Opryland in the future. Some types of losses, such as from flood, earthquake, terrorism and environmental hazards, may be either uninsurable, subject to sublimit, or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, outbreaks of pandemic disease, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty, may cause our future results to differ materially from anticipated results.

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

In addition, our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our or a manager’s control, including the following:

●	competition from other hotel properties and publicly-financed civic convention centers in our markets;
●	over-building of hotels in our markets, which could adversely affect occupancy and revenues at our hotel properties;
●	dependence on business and commercial travelers and tourism;
●	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
●	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;
●	changes in interest rates and in the availability, cost and terms of debt financing;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
●	adverse effects of international, national, regional and local economic and market conditions;
●	the impact of the use of Internet travel intermediaries by consumers;
●	unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns including pandemics and epidemics (including a widespread outbreak of coronavirus in the United States), political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters, such as hurricanes and earthquakes;
●	adverse effects of a downturn in the lodging industry; and

●	risks generally associated with the ownership of hotels and real estate.

These factors could reduce the net operating profits of our TRS lessees, which in turn could adversely affect the amount and frequency of distributions we make to our stockholders and our ability to service our debt.

Risks Relating to Our Status as a REIT

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

Prior to 2012, we had not paid a cash distribution on our common stock since 1999. Beginning in 2013 we declared, and we intend to continue to declare when appropriate, regular quarterly distributions, the amount of which will be determined, and will be subject to adjustment, by our board of directors. Our board of directors formerly maintained a dividend policy pursuant to which we paid a quarterly cash dividend in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income on an annual basis, whichever is greater. Our dividend policy may be altered at any time by our board of directors, and certain provisions of our debt agreements may prohibit us from paying dividends in accordance with the policy. In 2020, we suspended our regular quarterly dividend, but our dividends paid will satisfy the distribution requirement. To qualify as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal and state income tax purposes, or the effect of nondeductible expenditures.

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

If Marriott or any future third-party hotel manager fails to qualify as an “eligible independent contractor,” or if our hotels are not “qualified lodging facilities,” we may fail to qualify as a REIT.

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

Risks Relating to Our Capital Structure

Our dividend is currently suspended, and covenants in our current and future debt instruments may limit our ability to make required distributions to our stockholders in accordance with our announced intended dividend policy.

Our credit facility imposes, and future financing agreements are likely to impose, operating and financial restrictions on our activities, including restrictions on the payment of dividends. These restrictions are currently in place, and these restrictions currently permit only the payment of dividends as necessary to maintain our REIT status and payment of a dividend of $0.01 per share each quarter, and may prevent us from making distributions to our stockholders in accordance with any announced intended dividend policy. Our dividend was suspended in March 2020.

Our cash distributions are not guaranteed and may fluctuate.

A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders. Generally, our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments and plans for future acquisitions and divestitures. Our board of directors formerly maintained a dividend policy pursuant to which we paid a quarterly cash dividend based on an annualized amount of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income on an annual basis, whichever is greater. As part of the actions taken to preserve liquidity in light of the COVID-19 pandemic, in March 2020, our board of directors suspended our regular quarterly dividend payments, and our board of directors will consider a future dividend as permitted by our credit agreement, which currently permits payment of dividends as necessary to maintain our REIT status and permits us to pay a dividend of $0.01 per share each quarter. The dividend policy may be altered at any time by our board of directors (as otherwise permitted by our credit agreement) and certain provisions of our agreements governing our other indebtedness may prohibit us from paying dividends in accordance with the prior policy. Consequently, our distribution levels may be minimal and may fluctuate.

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

We currently have a significant amount of debt. At December 31, 2020, we had approximately $2.7 billion of total debt (which includes approximately $0.8 billion of debt related to our Gaylord Rockies joint venture, in which we own a 65% interest). We may incur additional debt in connection with any additional hotel acquisitions, development, investment in new projects, renovations, or capital improvement.

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

Our ability to refinance each of our agreements governing our indebtedness on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. In addition, although we have been successful in negotiating amendments to our credit agreement, which waive the financial covenants imposed by the credit agreement through March 31, 2022, and in negotiating an amendment to the Gaylord Rockies Loan, which provides for other favorable modifications, we may be unsuccessful in negotiating any further amendments or modifications to the agreements governing our indebtedness as we may deem necessary in response to the COVID-19 pandemic. To the extent the COVID-19 pandemic continues or our business levels do not recover to pre-pandemic levels or we are otherwise unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms, selling one or more hotel properties at unattractive prices or on disadvantageous terms, or defaulting on mortgages and allowing our lenders to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

To service our debt and pay other obligations, we will require a significant amount of cash, which may not be available to us.

Our ability to make payments on, or repay or refinance, our debt, including our obligations under our senior notes and any future debt we may incur, and to fund planned capital expenditures will depend largely upon our future operating performance and our ability to generate cash from operations. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including pace of economic recovery from the COVID-19 pandemic. In addition, our ability to borrow funds in the future to make payments on our debt and other obligations will depend on the satisfaction of the covenants and financial ratios in our senior credit facility and our other debt agreements, including other agreements we may enter into in the future. Our business may not generate sufficient cash flow from operations or we may not have future borrowings available to us under our credit facility or from other sources in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

The agreements governing our debt contain various covenants that may limit our ability to operate our business and impair our ability to make distributions to our stockholders.

Our existing financial agreements, including our credit facility and term loan B impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities, including our ability to make distributions to any stockholder. Our credit facility has required and in the future will require us to comply with or maintain certain financial tests and ratios, including minimum fixed charge coverage ratio, minimum implied debt service coverage ratio and maximum funded debt to asset value ratio, and we expect will require us to comply with these tests in the future (subject to the covenant waiver described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for this Annual Report on Form 10-K). Our financial agreements prohibit or limit our ability to, among other things:

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

Various risks, uncertainties and events beyond our control, including those related to the COVID-19 pandemic, could affect our ability to comply with these covenants and maintain applicable financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt, including, in the case of our existing credit facility, our four wholly-owned Gaylord Hotels properties. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to pay dividends, incur additional debt and to take other actions might significantly impair our ability to obtain other financing and to make distributions to our stockholders in accordance with any dividend policy.

Our indebtedness is secured by a substantial portion of our assets.

Subject to applicable laws and certain agreed-upon exceptions, our $700 million revolving credit facility, $300 million term loan A, and $500 million term loan B are secured by liens on the substantial majority of our assets, including mortgages on each of our four wholly-owned Gaylord Hotels properties. In addition, the Gaylord Rockies joint venture’s $800 million term loan is secured by liens on the substantial majority of Gaylord Rockies assets. In the event of a default under our credit facility, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.

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

At December 31, 2020, we had $1.6 billion of variable interest rate debt that was indexed to the London Inter-Bank Offered Rate (“LIBOR”). The United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced on July 27, 2017 that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Recent proposals for LIBOR reforms may result in the establishment of new methods for calculating LIBOR or the establishment of one or more alternative benchmark rates. Although the agreements governing our indebtedness provide for successor base rates, as applicable, the successor base rates may be related to LIBOR, and the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. If LIBOR ceases to exist, we may need to amend the agreements governing our indebtedness, and we cannot predict what alternative interest rate(s) will be negotiated with our counterparties. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness and/or interest rate swaps may be impacted and our available cash flow may be adversely affected.

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

General Risk Factors

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

Health care reform efforts could adversely affect our results of operations.

In recent years, the U.S. Congress and certain state governments have considered and enacted legislation and regulations intended to effect major change within the U.S. healthcare system, including changes intended to increase access to health insurance. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), is the most prominent of these reform efforts. The Affordable Care Act affects how health care services are covered, delivered, and reimbursed through a combination of public program expansion and private sector health insurance reforms. It includes a requirement, known as the “employer mandate,” that large employers make health insurance coverage available to employees or pay a penalty. However, the Affordable Care Act has been subject to legislative and regulatory changes and court challenges and may be subject to additional efforts to repeal or make additional significant changes to the law, its implementation and/or its interpretation. For example, effective in January 2019, the penalty associated with the individual mandate to maintain health insurance was repealed. As a result of this change, a federal judge in Texas ruled in December 2018 that the entire Affordable Care Act was unconstitutional. This decision was appealed, and in November 2020, the Supreme Court heard oral arguments regarding the case. The law remains in effect pending the appeals process. We anticipate that Congress and state governments will continue to review and assess alternative health care delivery and payment systems and may in the future propose or adopt legislation, regulations and policies resulting in additional fundamental changes in the health care system. For example, some members of Congress have suggested expanding the coverage of government-funded insurance programs, including single-payor models (such reforms are often referred to as “Medicare for All”).

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

The market price of our common stock may vary substantially based on changes in market interest rates and other factors.

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

Item 1B.            Unresolved Staff Comments

None.

Item 2.              Properties

Hospitality Segment

			Meeting, Exhibit and
Hotel	Location	Rooms	Pre-Function Space
Gaylord Opryland	Nashville, TN	2,888	640,000
Gaylord National	National Harbor, MD (Washington, DC area)	1,996	500,000
Gaylord Texan	Grapevine, TX (Dallas area)	1,814	488,000
Gaylord Rockies (1)	Aurora, CO (Denver area)	1,501	409,000
Gaylord Palms	Kissimmee, FL (Orlando area)	1,416	400,000
Inn at Opryland	Nashville, TN	303	14,000
AC Hotel	National Harbor, MD (Washington, DC area)	192	3,700
(1)	The Company owns a 65.0 percent interest in a joint venture that owns this property.

We own our Opryland complex in Nashville, Tennessee, which includes the site of Gaylord Opryland (approximately 172 acres). We also own the approximately 6-acre site of the Inn at Opryland, which is located near the Opryland complex. We have leased a 65-acre tract in Osceola County, Florida, on which the Gaylord Palms is located, pursuant to a 75-year ground lease with a 24-year renewal option. We acquired approximately 85 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 10 acres), on which the Gaylord Texan is located. We also own an additional approximately 40 acres of property near the Gaylord Texan. We own approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which the Gaylord National is located and we own fee title to the condominium unit in the eight-story building in which the AC Hotel is located. All of our four wholly-owned Gaylord Hotels properties secure our credit facility, and Gaylord Rockies assets secure the debt of the Gaylord Rockies joint venture, as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Gaylord Rockies joint venture owns approximately 85 acres, on which Gaylord Rockies is located, which is leased to a TRS owned by the Gaylord Rockies joint venture. Each of our hotel properties is leased or subleased to one of our TRSs, and such TRS has engaged Marriott to manage the day-to-day operations of the hotel. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.” For the operating results of our hotels on a property basis, see “Operating Results – Detailed Segment Financial Information” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Holders

There were approximately 780 record holders of our common stock at January 31, 2021.

Issuer Purchases of Equity Securities

No shares of the Company’s common stock were repurchased during the three months ended December 31, 2020.

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

Even after the Temporary Waiver Period (as defined in “Liquidity and Capital Resources – Principal Debt Agreements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”) the terms of our credit facility restrict our ability to pay dividends. We are not permitted to pay a dividend to our stockholders if the aggregate amount of all distributions to our stockholders in a given year exceeds 95% of our funds from operations (as defined in the credit facility) for that fiscal year. Notwithstanding this restriction, we are permitted to pay dividends to stockholders to the extent necessary to maintain our status as a REIT.

Information relating to compensation plans under which our common stock is authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Overview

We are a Delaware corporation, originally incorporated in 1956, that, following our REIT conversion in 2012, began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013, specializing in group-oriented, destination hotel assets in urban and resort markets. Our core holdings include a network of five upscale, meetings-focused resorts totaling 9,615 rooms that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These five resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which is owned by the Gaylord Rockies joint venture, in which we own a 65% interest. Our other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

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

See “Forward-Looking Statements” and “Risk Factors” under Part I of this Annual Report on Form 10-K for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Impact of COVID-19 Pandemic

The novel coronavirus disease (COVID-19) pandemic continues to spread throughout the United States and is having an unprecedented impact on the U.S. economy. Due to the COVID-19 pandemic, we have experienced disruption of our business and in March 2020 temporarily suspended operations of most of our assets, as further described below. While most of our assets are operating at some capacity, there is significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on our future results of operations and financial position.

In late February 2020, when the gravity of the COVID-19 pandemic became apparent, we formed an internal task force, which included members of management and our board of directors, to formulate and implement responses to COVID-

19. The task force, in consultation with local governmental authorities, first determined to close our Nashville-based entertainment venues in mid-March 2020.

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

In our Entertainment segment, in addition to the temporary closure of our entertainment assets in spring 2020, we have taken steps to reduce operating costs in all areas. Many of our Tennessee-based attractions reopened at reduced capacities in May and June 2020. The Grand Ole Opry and Ryman Auditorium began offering limited-capacity tours in June 2020, and in September 2020, they reopened for limited-capacity publicly attended performances. Our decision to offer publicly attended performances with additional capacity will be based on a number of factors and made in consultation with local health authorities.

Actions to Preserve Liquidity. We are also taking actions to preserve liquidity in order to weather the COVID-19 pandemic. We continue to pay all required debt service payments on our indebtedness, lease payments, taxes and other payables. At December 31, 2020, we had $593.2 million available for borrowing under our revolving credit facility and $56.7 million in unrestricted cash on hand. In 2020, we took steps to preserve our liquidity as follows:

●	Suspension of Dividend. Following the payment of our first quarter 2020 dividend on April 15, 2020 to stockholders of record on March 31, 2020, we suspended our regular quarterly cash dividend payments to stockholders. Our board of directors will consider a future dividend as permitted by our credit agreement. Our credit facility amendments described below permits payment of dividends as necessary to maintain our REIT status and permits us to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to our board of director’s determinations as to the amount of distributions and the timing thereof.
●	Deferral of Capital Expenditures. We have deferred approximately $82 million of non-essential capital projects, in addition to delaying the Gaylord Rockies expansion project, which was scheduled to begin construction in second quarter 2020. The Gaylord Palms expansion project is continuing, and we believe the expansion will allow us to serve groups that moved meetings to 2021 and beyond.
●	Amendments to Principal Debt Agreements. On April 23, 2020, we entered into Amendment No. 1 (the “First Amendment”), and on December 22, 2020, we entered into Amendment No. 2 (the “Second Amendment” and collectively with the First Amendment, the “Amendments”), to the credit agreement governing our $700 million revolving credit facility (of which $106.0 million was outstanding at December 31, 2020), $300 million term loan A facility and the original $500 million term loan B facility (of which $381.3 million was outstanding at December 31, 2020), which was obtained from a consortium of banks led by Wells Fargo Bank, National Association, as administrative agent. The First Amendment provided for a temporary waiver of financial covenants in the credit facility through March 31, 2021 and the Second Amendment extended that waiver through March 31, 2022 (unless terminated early by us at our option). The Amendments confirm the Company’s continued ability to borrow the remaining amounts available under the revolving credit facility (subject to a minimum liquidity covenant). During the waiver period and thereafter until demonstration of financial covenant compliance, the Amendments provide for increased interest and fees, additional restrictions on debt, investments, dividends, share repurchases and capital expenditures, and a minimum liquidity requirement. In addition, all borrowings under the revolving credit facility made during the waiver period may only be used for payment of operating expenses, debt service and certain other specified uses. For additional discussion of the amendments to our credit agreement, see “Principal Debt Agreements” below.

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

●	Suspension of FF&E Reserve Requirement. With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is generally 5.0% of the respective property’s total annual revenue; however, Marriott has suspended this obligation from March 2020 through December 2021.
●	Cost Containment Initiatives. Within our Hospitality segment, we, along with Marriott, implemented various actions in order to contain costs in all areas. We implemented similar cost containment initiatives in our Entertainment and Corporate segments, including voluntary temporary compensation decreases for each of our executive officers and our director and higher positions of management, including 50% of the salary for our chief executive officer, through December 2020.

Impact on Operations. Except for Gaylord National and the General Jackson that remain closed and the Wildhorse Saloon that closed subsequent to the December 2020 downtown Nashville bombing, our hotels and entertainment venues have reopened and are operating under reduced capacities. We, with our manager, Marriott, are implementing certain measures designed to prioritize the health and safety of our guests and to help mitigate the spread of COVID-19, including enhanced cleaning standards, mask protection, limitations on restaurant capacity, entertainment events and conventions, as well as other protocols to enforce social distancing.

During 2020, our Hospitality segment experienced total cancellations of approximately 2.4 million net room nights, which we believe are attributable to COVID-19, representing approximately $488 million in rooms revenue.

We and Marriott’s sales teams have been working closely with our customers to rebook previously cancelled business and, through December 31, 2020, we have rebooked approximately 1.4 million room nights, or approximately 58% of total room nights cancelled as a result of the COVID-19 pandemic. We have focused on offering flexibility rather than demanding attrition and cancellation payments in an effort to strengthen our relationships with our customers and meeting planners, although collections of attrition and cancellation fees increased in the fourth quarter of 2020. Our establishments are undergoing a phased reopening, and the customer mix at our Gaylord Hotels properties has been and may continue to be more heavily transient during this phased reopening than our historical trends. Our operating results are described below.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits, which we have accounted for as government subsidies to offset related operating expenses, as well as the deferral of payroll and other tax payments in the future. During 2020, qualified payroll tax credits reduced our operating expenses by $10.2 million. We are deferring qualified payroll and other tax payments as permitted by the CARES Act.

Marriott’s hotel employees that were laid off or furloughed were generally paid the equivalent of one week of compensation, and certain benefits for non-union hotel employees have been maintained throughout the individual properties’ closures. We paid all full-time and part-time employees for temporarily closed properties in our Entertainment segment through June 27, 2020. Our results for 2020 include approximately $39.7 million of operating costs specifically related to the COVID-19 pandemic, which is primarily comprised of employment costs, and is net of $10.2 million in payroll tax credits provided by the CARES Act. The payroll credits provided by the CARES Act are included in other hotel expenses, entertainment expenses and corporate expenses, as applicable, in the accompanying consolidated statement of operations for 2020 included herein.

For additional discussion of the impact of the COVID-19 pandemic on our business and associated risk, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K.

Gaylord Rockies Joint Venture

We own a 65% interest in the Gaylord Rockies joint venture. Our management has concluded that the Company is the primary beneficiary of this variable interest entity (“VIE”) and the financial position and results of operations of the VIE have been consolidated in the accompanying consolidated financial statements included herein, beginning on December 31, 2018 with respect to the balance sheet and January 1, 2019 with respect to statements of operations and comprehensive income (loss) and statements of cash flows. Gaylord Rockies opened on a limited basis in December 2018 and on a fully operational basis in first quarter 2019 and is managed by Marriott.

Gaylord Palms Expansion

In 2018, we began construction of a $158 million expansion of Gaylord Palms, which will include an additional 302 guest rooms and 96,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure. The expansion is expected to be completed in April 2021.

Gaylord Rockies Expansion

In February 2020, we and our joint venture partner in the Gaylord Rockies joint venture announced an $80 million expansion of Gaylord Rockies, which was intended to include an additional 317 guest rooms. The expansion was expected to begin in the second quarter of 2020, but, as discussed under “Impact of COVID-19 pandemic” above, the expansion was deferred in response to the COVID-19 pandemic.

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

Circle

In 2019, we acquired a 50% equity interest in Circle and we have made $12.5 million in capital contributions through December 31, 2020. The joint venture agreement requires us to contribute up to an additional $2.5 million through December 31, 2021, and we made such contribution in January 2021. Circle launched its broadcast network on January 1, 2020, with sixteen original shows and two major distribution partnerships. As of February 2021, Circle is available to more than 60% of U.S. television households via over-the-air and cable television and is available through multiple online streaming services covering over 100 million monthly average users.

Termination of Block 21 Acquisition

In December 2019, we entered into an agreement (the “Block 21 Agreement”) to purchase Block 21, a mixed-use entertainment, lodging, office and retail complex located in Austin, Texas, for $275 million, which included the assumption of approximately $141 million of existing mortgage debt. In May 2020, in response to the then-existing capital markets and economic environment caused by the COVID-19 pandemic, we determined it was not in the best interest of our shareholders to focus resources and capital on the project and terminated the related purchase agreement. We forfeited a nonrefundable deposit of $15.0 million, which is included in other gains and (losses), net in the accompanying consolidated statement of operations for 2020.

Dividend Policy; Suspension of Dividend

On February 25, 2020, our board of directors declared our first quarter 2020 cash dividend in the amount of $0.95 per share of common stock, or an aggregate of approximately $52.2 million in cash, which was paid on April 15, 2020 to stockholders of record as of the close of business on March 31, 2020. Following payment of our first quarter 2020 cash dividend, we suspended our regular quarterly dividend payments, and our board of directors will consider a future dividend as permitted by our credit agreement. Our credit facility amendment described below under “Principal Debt Agreements” permits payment of dividends as necessary to maintain our REIT status and permits us to pay a dividend of $0.01 per share each quarter. Prior to the suspension of dividends as a result of the COVID-19 pandemic, we had planned to continue to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. Any future dividend is subject to our board of directors’ determinations as to the amount of distributions and the timing thereof.

During 2019, the Company’s board of directors declared quarterly dividends totaling $3.60 per share of common stock, or an aggregate of $188.3 million in cash. During 2018, the Company’s board of directors declared quarterly dividends totaling $3.40 per share of common stock, or an aggregate of $174.5 million in cash.

Senior Note Refinancing

On February 9, 2021, we commenced a cash tender offer for any and all outstanding $400 million 5% senior notes due 2023 (the “$400 Million 5% Senior Notes”) at a redemption price of $1,005.00 per $1,000 principal amount of $400 Million 5% Senior Notes accepted for purchase in the tender offer. In accordance with the indenture governing the $400 Million 5% Senior Notes, subsequent to expiration of the tender offer, on February 17, 2021, we gave irrevocable notice of the redemption of all remaining $400 Million 5% Senior Notes not tendered in the tender offer and irrevocably deposited with the trustee for the $400 Million 5% Senior Notes an amount sufficient to pay the redemption price of the $400 Million 5% Senior Notes called for redemption at that date, including interest. We used a significant portion of the proceeds from the issuance of the $600 Million 4.50% Senior Notes described below to tender and redeem the $400 Million 5% Senior Notes.

On February 17, 2021, the Operating Partnership and Finco (collectively, the “Issuers”) closed on a private placement of $600 million aggregate principal amount of 4.50% senior notes due 2029 (the “$600 Million 4.50% Senior Notes”). The $600 Million 4.50% Senior Notes will be senior unsecured obligations of the Issuers and guaranteed by the Company and its subsidiaries that guarantee the Credit Facility, the $400 Million 5% Senior Notes and $700 million 4.75% senior notes due 2027 (the “$700 Million 4.75% Senior Notes”). The aggregate net proceeds from the sale of the $600 Million 4.5% Senior Notes were approximately $591 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. After using a significant portion of these net proceeds to tender and redeem the $400 Million 5% Senior Notes, we used the net proceeds to repay all of the amounts outstanding under our $700 million revolving credit facility. We may use any remaining proceeds for general corporate purposes.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland, and the AC Hotel, each of which is managed by Marriott.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, and our other Nashville-based attractions, as well as our investment in the Circle joint venture. We own our Entertainment businesses in TRSs, and Marriott manages the General Jackson, Wildhorse Saloon and Gaylord Springs.
●	Corporate and Other, consisting of our corporate expenses.

For the years ended December 31, 2020, 2019 and 2018, our total revenues were divided among these business segments as follows:

Segment	2020	2019	2018
Hospitality	89%	89%	88%
Entertainment	11%	11%	12%
Corporate and Other	0%	0%	0%

As described above, our hotels and entertainment assets were closed for a period of time and Gaylord National and certain other assets remain closed or at reduced capacities pending our decision to safely reopen facilities as discussed above. While facilities were closed or remain closed, we recorded or expect to record, as applicable, negligible revenue, and we incurred expenses as described above under “Impact of COVID-19 Pandemic.” Our facilities that have reopened are operating at reduced capacities. Our short-term strategy is to safely reopen our assets, work with Marriott to rebook business in our hotels, pursue cost containment strategies and conserve liquidity.

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

For 2020, the method of calculation of these indicators has not been changed as a result of the COVID-19 pandemic and the resulting hotel closures and is consistent with prior periods. As such, performance metrics include closed hotel room nights available.

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

The closure, limited reopening and pandemic-constrained business levels of our Gaylord Hotels properties have resulted in the significant decrease in performance reflected in these key performance indicators and non-GAAP financial measures for 2020, as compared to 2019.

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

Summary Financial Results

The following table summarizes our financial results for the years ended December 31, 2020, 2019 and 2018 (in thousands, except percentages and per share data):

	2020	% Change	2019	% Change	2018
Total revenues	$524,475	(67.3)%	$1,604,566	25.8%	$1,275,118
Total operating expenses	828,306	(38.0)%	1,337,035	26.0%	1,060,849
Operating income (loss)	(303,831)	(213.6)%	267,531	24.9%	214,269
Net income (loss)	(460,821)	(459.2)%	128,294	(51.5)%	264,670
Net income (loss) available to common stockholders	(417,391)	(386.3)%	145,794	(44.9)%	264,670
Net income (loss) available to common stockholders per share - diluted	(7.59)	(370.1)%	2.81	(45.3)%	5.14

2020 Results as Compared to 2019 Results

The decrease in our total revenues during 2020, as compared to 2019, is attributable to decreases in our Hospitality segment and Entertainment segment revenues of $955.4 million and $124.7 million, respectively, as discussed more fully below.

The decrease in total operating expenses during 2020, as compared to 2019, is primarily the result of decreases in Hospitality segment, Entertainment segment and Corporate segment expenses of $484.3 million, $48.3 million and $7.5 million respectively, partially offset by a credit loss on held-to-maturity investments that did not occur in the prior year of $32.8 million.

The above factors resulted in a $571.4 million decrease in operating income for 2020, as compared to 2019.

Our net loss of $460.8 million in 2020, as compared to net income of $128.3 million in 2019, was due to the change in our operating income described above, and the following factors, each as described more fully below:

●	A $15.8 million decrease in interest expense in 2020.
●	A $15.7 million increase in other losses, net in 2020, primarily due to the forfeiture of the $15.0 million deposit on the proposed Block 21 acquisition.
●	An $8.6 million increase in the provision for income taxes in 2020.
●	A $5.3 million increase in loss from unconsolidated joint ventures in 2020.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2020, 2019 and 2018 (in thousands, except percentages and performance metrics):

	2020	% Change		2019	% Change		2018
Revenues:
Rooms	$171,718	(69.2)%		$557,562	22.7%		$454,370
Food and beverage	187,538	(71.6)%		660,770	27.1%		519,843
Other hotel revenue	106,789	(47.4)%		203,114	32.2%		153,690
Total hospitality revenue	466,045	(67.2)%		1,421,446	26.0%		1,127,903
Hospitality operating expenses:
Rooms	58,943	(59.3)%		144,834	22.7%		118,060
Food and beverage	146,141	(59.7)%		362,850	28.3%		282,906
Other hotel expenses	260,690	(36.4)%		409,883	20.7%		339,529
Management fees, net	7,066	(82.2)%		39,608	28.8%		30,744
Depreciation and amortization	198,073	(1.5)%		201,068	84.8%		108,779
Total Hospitality operating expenses	670,913	(42.1)%		1,158,243	31.6%		880,018
Hospitality operating income (loss) (1)(2)	$(204,868)	(177.8)%		$263,203	6.2%		$247,885
Hospitality performance metrics:
Occupancy	23.2%	(52.6)	pts	75.8%	0.5	pts	75.3%
ADR	$200.02	0.4%		$199.26	2.4%		$194.64
RevPAR (3)	$46.41	(69.3)%		$151.09	3.1%		$146.50
Total RevPAR (4)	$125.95	(67.3)%		$385.20	5.9%		$363.66
Net Definite Group Room Nights Booked (5)	(783,000)	(135.3)%		2,216,000	(10.1)%		2,465,000
Same-store Hospitality performance metrics (6):
Occupancy	23.1%	(53.9)	pts	77.0%	1.7	pts	75.3%
ADR	$201.29	1.0%		$199.31	2.4%		$194.64
RevPAR (3)	$46.55	(69.7)%		$153.42	4.7%		$146.50
Total RevPAR (4)	$121.02	(68.2)%		$380.26	4.6%		$363.66
Net Definite Group Room Nights Booked (5)	(670,000)	(136.5)%		1,836,000	(12.8)%		2,106,000
(1)	Hospitality segment operating income (loss) does not include preopening costs of $0.3 million, $1.3 million and $2.9 million in 2020, 2019 and 2018, respectively. Hospitality segment operating income also does not include gain on sale of assets of $1.2 million and credit losses on held-to-maturity securities of $32.8 million in 2020 or income from unconsolidated joint ventures of $124.4 million in 2018. See the discussion of the 2020 items below.
(2)	Net of CARES Act payroll credits, Hospitality segment operating loss for 2020 includes approximately $34.5 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.
(3)	We calculate Hospitality segment RevPAR by dividing rooms revenue by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality segment RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality segment Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality segment Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Net definite room nights booked for 2020 includes approximately 2.4 million group room cancellations for the Hospitality segment and 2.0 million group room cancellations for same-store Hospitality segment.
(6)	Same-store Hospitality segment performance metrics do not include Gaylord Rockies, which opened in December 2018.

Total Hospitality revenues in 2020 include $32.8 million in attrition and cancellation fee collections, a $14.5 million increase from 2019.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2020	2019	2018
Group	52%	72%	71%
Transient	48%	28%	29%

The type of group based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2020	2019	2018
Corporate Groups	61%	51%	53%
Associations	24%	29%	32%
Other Groups	15%	20%	15%

Other hotel expenses for the following years ended December 31 included (in thousands):

	2020	% Change	2019	% Change	2018
Administrative employment costs	$84,599	(42.6)%	$147,302	25.6%	$117,311
Utilities	23,628	(25.3)%	31,624	16.9%	27,060
Property taxes	36,823	3.0%	35,736	5.5%	33,872
Other	115,640	(40.8)%	195,221	21.0%	161,286
Total other hotel expenses	$260,690	(36.4)%	$409,883	20.7%	$339,529

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs decreased during 2020, as compared to 2019, primarily due to hotel closures and cost containment efforts at each of our Gaylord Hotels properties. Utility costs decreased during 2020, as compared to 2019, primarily due to decreases at each of our Gaylord Hotels properties due to lower usage. Property taxes increased slightly during 2020, as compared to 2019, primarily due to slight increases at Gaylord National and Gaylord Rockies. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, decreased during 2020, as compared to 2019, primarily as a result of various decreases at each of our Gaylord Hotels properties due to hotel closures and were aided by cost containment initiatives as a result of the COVID-19 pandemic.

As discussed above, each of our management agreements with Marriott for our four wholly-owned Gaylord Hotels properties requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive fee is based on the profitability of our four wholly-owned Gaylord Hotels properties calculated on a pooled basis. The Gaylord Rockies’ management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. We incurred $10.2 million, $30.9 million and $22.7 million in total base management fees to Marriott related to our Hospitality segment during 2020, 2019 and 2018, respectively. We also incurred $0, $11.8 million and $11.3 million related to incentive management fees for our Hospitality segment during 2020, 2019 and 2018, respectively. Management fees are presented throughout this Annual Report on Form 10-K net of the amortization of the deferred management rights proceeds discussed in Note 6, “Deferred Management Rights Proceeds,” to the consolidated financial statements included herein.

Hospitality segment depreciation and amortization expense decreased slightly in 2020, as compared to 2019.

Property-Level Results. The following presents property-level financial results for our four wholly-owned Gaylord Hotels properties for the years ended December 31, 2020, 2019 and 2018 and for Gaylord Rockies for the years ended December 31, 2020 and 2019. In 2020, the Gaylord Hotels properties experienced higher levels of attrition and cancellations which are directly related to the COVID-19 pandemic. Therefore, the property-level financial results for 2020 are not comparable to the prior year periods. Total revenue at each of our Gaylord Hotels properties was lower than anticipated for 2020 due to the COVID-19 pandemic. Operating costs at each of our Gaylord Hotels properties were lower for 2020 as a result of cost containment initiatives and the temporary property closures that began in late-March 2020 due to the COVID-19 pandemic, as well as lower business levels after reopening.

Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands, except percentages and performance metrics):

	2020	% Change		2019	% Change		2018
Revenues:
Rooms	$53,272	(67.2)%		$162,577	4.6%		$155,501
Food and beverage	48,086	(69.6)%		157,933	1.6%		155,417
Other hotel revenue	31,975	(50.9)%		65,100	18.2%		55,081
Total revenue	133,333	(65.4)%		385,610	5.4%		365,999
Operating expenses:
Rooms	16,119	(56.7)%		37,203	1.8%		36,547
Food and beverage	37,309	(55.8)%		84,351	3.6%		81,408
Other hotel expenses	72,601	(36.7)%		114,716	9.9%		104,405
Management fees, net	1,681	(86.0)%		12,024	0.1%		12,016
Depreciation and amortization	35,126	1.0%		34,794	0.4%		34,665
Total operating expenses (1)(2)	162,836	(42.5)%		283,088	5.2%		269,041
Performance metrics:
Occupancy	25.0%	(53.5)	pts	78.5%	1.3	pts	77.2%
ADR	$201.82	2.7%		$196.54	2.8%		$191.17
RevPAR	$50.40	(67.3)%		$154.23	4.5%		$147.52
Total RevPAR	$126.14	(65.5)%		$365.81	5.4%		$347.21
(1)	Gaylord Opryland operating expenses do not include preopening costs of $0.1 million and $0.9 million in 2019 and 2018, respectively, and a gain on sale of assets of $1.2 million in 2020.
(2)	Net of CARES Act payroll credits, Gaylord Opryland operating expenses for 2020 include approximately $7.1 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Rooms revenue and RevPAR were negatively impacted in 2019 by a rooms renovation project, which resulted in approximately 31,500 room nights out of service during 2019. The rooms renovation project was completed in the fourth quarter of 2019.

Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands, except percentages and performance metrics):

	2020	% Change		2019	% Change		2018
Revenues:
Rooms	$28,455	(63.7)%		$78,392	1.9%		$76,901
Food and beverage	29,876	(69.8)%		98,831	3.0%		95,955
Other hotel revenue	19,488	(37.3)%		31,075	11.4%		27,907
Total revenue	77,819	(62.6)%		208,298	3.8%		200,763
Operating expenses:
Rooms	7,802	(53.2)%		16,662	(1.8)%		16,960
Food and beverage	21,434	(58.7)%		51,865	2.6%		50,538
Other hotel expenses	52,909	(28.3)%		73,837	3.4%		71,397
Management fees, net	1,017	(82.7)%		5,868	11.2%		5,275
Depreciation and amortization	16,586	(14.5)%		19,393	(0.4)%		19,465
Total operating expenses (1)(2)	99,748	(40.5)%		167,625	2.4%		163,635
Performance metrics:
Occupancy	26.2%	(51.2)	pts	77.4%	(0.1)	pts	77.5%
ADR	$209.22	6.7%		$196.06	2.1%		$192.10
RevPAR	$54.91	(63.8)%		$151.68	1.9%		$148.79
Total RevPAR	$150.15	(62.7)%		$403.02	3.8%		$388.44
(1)	Gaylord Palms operating expenses do not include preopening costs of $0.3 million and $0.6 million in 2020 and 2019, respectively.
(2)	Net of CARES Act payroll credits, Gaylord Palms operating expenses for 2020 include approximately $4.6 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands, except percentages and performance metrics):

	2020	% Change		2019	% Change		2018
Revenues:
Rooms	$39,819	(60.8)%		$101,604	11.0%		$91,558
Food and beverage	43,611	(70.6)%		148,154	15.1%		128,676
Other hotel revenue	27,806	(35.0)%		42,790	6.5%		40,184
Total revenue	111,236	(62.0)%		292,548	12.3%		260,418
Operating expenses:
Rooms	9,854	(54.1)%		21,469	13.2%		18,966
Food and beverage	29,005	(59.7)%		72,008	13.0%		63,739
Other hotel expenses	51,138	(34.4)%		77,989	7.1%		72,835
Management fees, net	1,511	(83.6)%		9,189	19.4%		7,695
Depreciation and amortization	25,546	(3.1)%		26,362	8.4%		24,309
Total operating expenses (1)	117,054	(43.5)%		207,017	10.4%		187,544
Performance metrics:
Occupancy	29.3%	(48.9)	pts	78.2%	3.3	pts	74.9%
ADR	$204.38	4.1%		$196.26	(0.3)%		$196.78
RevPAR	$59.97	(60.9)%		$153.45	4.1%		$147.35
Total RevPAR	$167.54	(62.1)%		$441.84	5.4%		$419.12
(1)	Net of CARES Act payroll credits, Gaylord Texan operating expenses for 2020 include approximately $3.6 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Gaylord National Results. The results of Gaylord National for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands, except percentages and performance metrics):

	2020	% Change		2019	% Change		2018
Revenues:
Rooms	$19,531	(83.4)%		$117,977	7.7%		$109,511
Food and beverage	24,716	(81.0)%		130,210	(3.3)%		134,645
Other hotel revenue	7,779	(76.6)%		33,180	10.1%		30,143
Total revenue	52,026	(81.5)%		281,367	2.6%		274,299
Operating expenses:
Rooms	13,197	(68.5)%		41,863	4.7%		39,986
Food and beverage	29,626	(64.3)%		83,101	(0.2)%		83,249
Other hotel expenses	43,449	(50.8)%		88,336	7.2%		82,405
Management fees, net	216	(95.4)%		4,736	3.1%		4,595
Depreciation and amortization	27,641	(0.5)%		27,776	0.8%		27,565
Total operating expenses (1)(2)	114,129	(53.6)%		245,812	3.4%		237,800
Performance metrics:
Occupancy	12.9%	(62.2)	pts	75.1%	2.8	pts	72.3%
ADR	$207.12	(4.0)%		$215.74	3.8%		$207.83
RevPAR	$26.74	(83.5)%		$161.94	7.7%		$150.31
Total RevPAR	$71.22	(81.6)%		$386.21	2.6%		$376.50
(1)	Gaylord National operating expenses for 2020 do not include credit losses on held-to-maturity securities of $32.8 million. See discussion of this item below.
(2)	Net of CARES Act payroll credits, Gaylord National operating expenses for 2020 include approximately $16.0 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Gaylord Rockies Results. The results of Gaylord Rockies for the years ended December 31, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	2020	% Change		2019
Revenues:
Rooms	$25,041	(66.8)%		$75,475
Food and beverage	40,224	(66.7)%		120,634
Other hotel revenue	19,450	(36.2)%		30,467
Total revenue	84,715	(62.6)%		226,576
Operating expenses:
Rooms	9,400	(57.5)%		22,127
Food and beverage	27,435	(59.4)%		67,565
Other hotel expenses	34,373	(26.8)%		46,930
Management fees, net	3,277	(63.5)%		8,987
Depreciation and amortization	90,533	0.5%		90,038
Total operating expenses (1)(2)	165,018	(30.0)%		235,647
Performance metrics:
Occupancy	23.6%	(45.6)	pts	69.2%
ADR	$192.89	(3.0)%		$198.94
RevPAR	$45.58	(66.9)%		$137.76
Total RevPAR	$154.21	(62.7)%		$413.56
(1)	Gaylord Rockies operating expenses do not include preopening costs of $0.6 million for 2019.
(2)	Net of CARES Act payroll credits, Gaylord Rockies operating expenses for 2020 include approximately $3.0 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Entertainment Segment

Due to the COVID-19 pandemic, we temporarily closed our Entertainment segment assets in mid-March 2020 and have reopened these assets in stages, with limited capacity (although the General Jackson remains closed and the Wildhorse Saloon is currently closed subsequent to the December 2020 downtown Nashville bombing). Therefore, the Entertainment segment financial results for 2020 are not comparable to prior periods. The following presents the financial results of our Entertainment segment for the years ended December 31, 2020, 2019 and 2018 (in thousands, except percentages):

	2020	% Change	2019	% Change	2018
Revenues	$58,430	(68.1)%	$183,120	24.4%	$147,215
Operating expenses	78,301	(38.2)%	126,609	15.9%	109,249
Depreciation and amortization	14,371	28.9%	11,150	8.5%	10,280
Operating income (loss) (1)(2)	$(34,242)	(175.5)%	$45,361	63.8%	$27,686
(1)	Entertainment segment operating income (loss) does not include preopening costs of $1.4 million, $1.9 million and $1.9 million in 2020, 2019 and 2018, respectively. Entertainment segment operating income (loss) also does not include impairment charges of $23.8 million in 2018 primarily related to Opry City Stage or income (loss) from unconsolidated joint ventures of $(6.5) million, $(1.1) million and $0.6 million in 2020, 2019 and 2018, respectively. The loss from unconsolidated joint ventures in 2020 and 2019 relates to Circle, and the income from unconsolidated joint ventures in 2018 relates to Opry City Stage.
(2)	Net of CARES Act payroll credits, Entertainment segment operating loss for 2020 includes approximately $4.6 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other Segment

The following presents the financial results of our Corporate and Other segment for the years ended December 31, 2020, 2019 and 2018 (in thousands, except percentages):

	2020	% Change	2019	% Change	2018
Operating expenses	$28,795	(20.6)%	$36,282	17.7%	$30,833
Depreciation and amortization	2,638	61.9%	1,629	(10.3)%	1,817
Operating loss (1)	$(31,433)	(17.1)%	$(37,911)	16.1%	$(32,650)
(1)	Corporate segment operating loss for 2020 includes approximately $0.6 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased in 2020, as compared to 2019, primarily as a result of cost containment efforts, including temporary compensation decreases for each of our executive officers and our director and higher positions of management, including 50% of the salary for our chief executive officer, through December 2020.

Operating Results – Preopening costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for 2020 include costs associated with Ole Red Orlando, which opened in June 2020, and the Gaylord Palms expansion, which is expected to be completed in April 2021. Our preopening costs for 2019 include costs associated with Ole Red Gatlinburg, which opened in March 2019, Gaylord Rockies, which opened on a fully operational basis in first quarter 2019, and Gaylord Palms.

Operating Results – Gain on Sale of Assets

Gain on sale of assets of $1.2 million during 2020 primarily represents the sale of certain assets at Gaylord Opryland.

Operating Results – Credit Losses on Held-to-Maturity Securities

Credit losses on held-to-maturity securities of $32.8 million during 2020 relate to the bonds we received in 2008 related to the Gaylord National construction, which we hold as notes receivable. See further discussion regarding these credit losses in Note 3, “Notes Receivable,” to the consolidated financial statements included herein.

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

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the years ended December 31, 2020, 2019 and 2018 (in thousands, except percentages):

	2020	% Change	2019	% Change	2018
Interest expense	$115,783	(12.0)%	$131,620	75.6%	$74,961
Interest income	7,304	(37.9)%	11,769	12.4%	10,469
Loss from extinguishment of debt	—	100.0%	(494)	(100.0)%	—
Income (loss) from unconsolidated joint ventures	(6,451)	(481.2)%	(1,110)	(100.9)%	125,005
Other gains and (losses), net	(14,976)	(2,261.0)%	693	(57.6)%	1,633
Provision for income taxes	27,084	46.6%	18,475	57.3%	11,745

Interest Expense

Interest expense decreased $15.8 million in 2020, as compared to 2019, due primarily to lower average borrowings and lower interest rates under our credit facility for 2020, partially offset by increased principal balances outstanding under our senior notes. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs and capitalized interest, was 4.4% in 2020 as compared to 5.0% in 2019. Cash interest expense decreased $11.0 million to $111.5 million in 2020, as compared to 2019, and non-cash interest expense, which includes amortization and write-off of deferred financing costs and the effects of interest rate swaps, and is offset by capitalized interest, decreased $4.9 million to $4.3 million in 2020, as compared to 2019.

Interest Income

Interest income for 2020 and 2019 primarily includes amounts earned on the bonds that we received in April 2008 in connection with the development of Gaylord National, which we hold as notes receivable.

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

Income (Loss) from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for 2020 and 2019 represents our equity method share of losses associated with Circle.

Other Gains and (Losses), net

Other gains and (losses), net for 2020 includes the forfeiture of a $15.0 million deposit associated with the terminated Block 21 acquisition. See “Termination of Block 21 Acquisition” above for additional discussion.

Provision for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

During 2020, we recorded an income tax provision of $27.1 million, which includes the recording of a valuation allowance of $26.7 million on the net deferred tax assets at the beginning of the year, as discussed in Note 12, “Income Taxes,” to the consolidated financial statements included herein. In 2020, we also recorded income tax expense of $0.4 million, inclusive of valuation allowance, related to current period operations.

During 2019, we recorded an income tax provision of $18.5 million, which differs from the statutory rate primarily due to the REIT dividends paid deduction.

Non-GAAP Financial Measures

We present the following non-GAAP financial measures, which we believe are useful to investors as key measures of our operating performance:

EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest in Consolidated Joint Venture Definition

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

Adjusted EBITDAre is then calculated as EBITDAre, plus to the extent the following adjustments occurred during the periods presented:

●	preopening costs;
●	non-cash lease expense;
●	equity-based compensation expense;
●	impairment charges that do not meet the NAREIT definition above;

●	credit losses on held-to-maturity securities;
●	any transaction costs of acquisitions;
●	interest income on bonds;
●	loss on extinguishment of debt;
●	pension settlement charges;
●	pro rata Adjusted EBITDAre from unconsolidated joint ventures; and
●	any other adjustments we have identified herein.

We then exclude the pro rata share of Adjusted EBITDAre related to noncontrolling interests in consolidated joint ventures to calculate Adjusted EBITDAre, Excluding Noncontrolling Interest in Consolidated Joint Venture.

We use EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest in Consolidated Joint Venture to evaluate our operating performance. We believe that the presentation of these non-GAAP financial measures provides useful information to investors regarding our operating performance and debt leverage metrics, and that the presentation of these non-GAAP financial measures, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. We make additional adjustments to EBITDAre when evaluating our performance because we believe that presenting Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest in Consolidated Joint Venture provides useful information to investors regarding our operating performance and debt leverage metrics. Beginning in the first quarter 2020 with the Company’s adoption of ASU 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” our definition of Adjusted EBITDAre includes an adjustment for credit loss on held-to-maturity securities; such charges in previous quarters were included in impairment charges that do not meet the NAREIT definition. The 2020 presentation has been used for the 2019 and 2018 periods.

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

To calculate Adjusted FFO available to common shareholders and unit holders, we then exclude, to the extent the following adjustments occurred during the periods presented:

●	right-of-use asset amortization;
●	impairment charges that do not meet the NAREIT definition above;
●	write-offs of deferred financing costs;
●	amortization of debt discounts or premiums and amortization of deferred financing costs;
●	(gains) losses on extinguishment of debt;
●	non-cash lease expense;
●	credit loss on held-to-maturity securities;
●	pension settlement charges;
●	additional pro rata adjustments from unconsolidated joint ventures;
●	(gains) losses on other assets;
●	transaction costs on acquisitions;
●	deferred income tax expense (benefit); and
●	any other adjustments we have identified herein.

FFO available to common shareholders and unit holders and Adjusted FFO available to common shareholders and unit holders exclude the ownership portion of the Gaylord Rockies joint venture not controlled or owned by the Company.

Beginning in the first quarter 2020 with the Company’s adoption of ASU 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” our definition of Adjusted FFO available to common shareholders and unitholders includes an adjustment for credit loss on held-to-maturity securities; such charges in previous quarters were included in impairment charges that do not meet the NAREIT definition. The 2020 presentation has been used for the 2019 and 2018 periods. Beginning in the third quarter of 2020, we refer to unitholders in these measures, reflecting outstanding OP units issued to noncontrolling interests for the first time during third quarter 2020.

We believe that the presentation of FFO available to common shareholders and unit holders and Adjusted FFO available to common shareholders and unit holders provides useful information to investors regarding the performance of our ongoing operations because they are a measure of our operations without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of assets and certain other items, which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base than our ongoing operations. We also use these non-GAAP financial measures as measures in determining our results after considering the impact of our capital structure.

We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDAre, Adjusted EBITDAre, Excluding Noncontrolling Interest, FFO available to common shareholders and unit holders, and Adjusted FFO available to common shareholders and unit holders may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. These non-GAAP financial measures, and any related per share measures, should not be considered as alternative measures of our Net Income (Loss), operating performance, cash flow or liquidity. These non-GAAP financial measures may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that these non-GAAP financial measures can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to GAAP measures such as Net Income (Loss), Operating Income (Loss), or cash flow from operations.

The following is a reconciliation of our consolidated GAAP net income (loss) to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Net income (loss)	$(460,821)	$128,294	$264,670
Interest expense, net	108,479	119,851	64,492
Provision for income taxes	27,084	18,475	11,745
Depreciation and amortization	215,082	213,847	120,876
(Gain) loss on disposal of assets	(1,154)	1	116
Pro rata EBITDAre from unconsolidated joint ventures	48	(11)	1,198
EBITDAre	(111,282)	480,457	463,097
Preopening costs	1,665	3,122	4,869
Non-cash lease expense	4,474	4,910	5,291
Equity-based compensation expense	8,732	7,833	7,656
Pension settlement charge	1,740	1,904	1,559
Impairment charges	—	—	23,783
Credit loss on held-to-maturity securities	32,784	—	—
Interest income on Gaylord National & Gaylord Rockies bonds	6,171	10,272	10,128
Loss on extinguishment of debt	—	494	—
Transaction costs of acquisitions	15,437	417	993
Pro rata adjusted EBITDAre from unconsolidated joint ventures	—	1,121	(128,598)
Adjusted EBITDAre	(40,279)	510,530	388,778
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	(3,989)	(31,138)	—
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$(44,268)	$479,392	$388,778

The following is a reconciliation of our consolidated GAAP net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Net income (loss)	$(460,821)	$128,294	$264,670
Noncontrolling interest in consolidated joint venture	42,474	17,500	—
Net income (loss) available to common shareholders and unit holders	(418,347)	145,794	264,670
Depreciation and amortization	214,933	213,690	120,876
Adjustments for noncontrolling interest	(33,213)	(34,538)	—
Pro rata adjustments from joint ventures	50	—	(130,524)
FFO available to common shareholders and unit holders	(236,577)	324,946	255,022
Right-of-use asset amortization	149	157	—
Non-cash lease expense	4,474	4,910	5,291
Pension settlement charge	1,740	1,904	1,559
Impairment charges	—	—	23,783
Pro rata adjustments from joint ventures	—	—	(2,702)
Credit loss on held-to-maturity securities	32,784	—	—
(Gain) loss on other assets	(1,161)	(4)	80
Write-off of deferred financing costs	281	3,079	1,956
Amortization of deferred financing costs	7,948	7,662	5,632
Amortization of debt premiums	(267)	(66)	—
Loss on extinguishment of debt	—	494	—
Adjustments for noncontrolling interest	(932)	(1,282)	—
Transaction costs of acquisitions	15,437	417	993
Deferred tax expense	26,526	14,414	10,190
Adjusted FFO available to common shareholders and unit holders	$(149,598)	$356,631	$301,804

Liquidity and Capital Resources

Cash Flows from Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During 2020, with our hotels and other assets operating at limited capacity, our net cash flows used in operating activities were $161.5 million, primarily reflecting cash used in our net loss before depreciation expense, amortization expense and other non-cash charges of approximately $148.0 million and unfavorable changes in working capital of approximately $13.5 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities associated with the payment of incentive compensation and general payables due to property closures or reduced business levels, partially offset by a decrease in accounts receivable due to the collection of previous receivables and the decrease of new receivables due to property closures and a decrease in business for properties that have reopened.

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

Cash Flows from Investing Activities.

During 2020, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $165.5 million, and consisted primarily of the expansion of Gaylord Palms and ongoing maintenance capital expenditures for our existing properties.

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

Cash Flows from Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of and the repayment of long-term debt and the payment of dividends. During 2020, net cash flows used in financing activities were $6.5 million, primarily reflecting the payment of $102.3 million in cash dividends, partially offset by $101.0 million in net borrowings under our credit facility.

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

Liquidity

At December 31, 2020, we had $56.7 million in unrestricted cash and $593.2 million available for borrowing under our revolving credit facility, down from year-end 2019 amounts of $362.4 million and $699.1 million, respectively. During 2020, we net borrowed $101.0 million under our credit facility, paid cash dividends of $102.3 million and incurred capital expenditures of $165.5 million. These net outflows, when added to the cash flows used in operations discussed above, were the primary factors in the decrease in our cash balance from 2019 to 2020.

On February 25, 2020, our board of directors declared our first quarter 2020 cash dividend in the amount of $0.95 per share of common stock, or an aggregate of approximately $52.2 million in cash, which was paid on April 15, 2020 to stockholders of record as of the close of business on March 31, 2020. Following payment of our first quarter 2020 cash dividend, we suspended our regular quarterly dividend payments, and our board of directors will consider a future dividend as permitted by our credit agreement. Our credit facility amendment described below permits payment of dividends as necessary to maintain our REIT status and permits us to pay a dividend of $0.01 per share each quarter. Prior to the suspension of dividends as a result of the COVID-19 pandemic, we had planned to continue to pay a quarterly cash dividend to shareholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income, whichever is greater. Any future dividend is subject to our board of director’s determinations as to the amount of distributions and the timing thereof.

We anticipate investing in our operations during 2021 by spending between approximately $70 million and $95 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities, the ongoing expansion of the guest rooms and convention space at Gaylord Palms, and a rooms renovation at Gaylord National that will be funded from the FF&E reserve account. The ongoing maintenance of our current facilities is typically also funded from the FF&E escrow balance, which was $17.8 million at December 31, 2020.

We believe that our cash on hand, together with amounts available for borrowing under our revolving credit facility, will be adequate to fund our general short-term commitments, as well as: (i) current operating expenses, (ii) interest expense on long-term debt obligations, and (iii) financing lease and operating lease obligations until our assets are able to operate at pre-COVID-19 pandemic levels. Our ability to draw on our credit facility is subject to the satisfaction of provisions of the credit facility, as amended. Based on our current projections, we estimate that our monthly cash needs during the first quarter of 2021 will be approximately $23 million to $26 million, which includes the Gaylord Rockies joint venture’s operating costs and debt service fully consolidated, as well as interest for both the $400 Million 5% Senior Notes that were tendered and redeemed in 2021 and the new $600 Million 4.50% Senior Notes that were issued in February 2021.

Our outstanding principal debt agreements are described below. At December 31, 2020, there were no defaults under the covenants related to our outstanding debt, and our lenders had extended the allowable closure period in the covenant in our credit facility that prohibits closure of a Gaylord Hotels property for longer than a specified period of time.

Principal Debt Agreements

Credit Facility. On October 31, 2019, we entered into a Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, which amended and restated the Company’s existing credit facility. As amended, our credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a $300.0 million senior secured term loan A (the “Term Loan A”), and a $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below. The Credit Agreement also includes an accordion feature of $600 million and a $50.0 million letter of credit sublimit. On April 23, 2020, we entered into Amendment No. 1 (the “First Amendment”) to the Credit Agreement among the same parties, and on December 22, 2020, the Company entered into Amendment No. 2 (the “Second Amendment” and collectively with the First Amendment, the “Amendments”), to the Credit Agreement among the same parties, each as discussed below.

Each of the Revolver, Term Loan A and Term Loan B is guaranteed by us, each of our four wholly-owned subsidiaries that own the four wholly-owned Gaylord Hotels properties, and certain of our other subsidiaries. Each is secured by (i) a first mortgage lien on the real property of each of our four wholly-owned Gaylord Hotels properties, (ii) pledges of equity interests in our subsidiaries that own the four wholly-owned Gaylord Hotels properties, (iii) pledges of equity interests in the Operating Partnership, our subsidiaries that guarantee the Credit Agreement, and certain other of our subsidiaries, (iv) our personal property and the personal property of the Operating Partnership and our guarantor subsidiaries and (v) all proceeds and products from our four wholly-owned Gaylord Hotels properties. Advances are subject to a 55% borrowing base, based on the appraisal value of the four wholly-owned Gaylord Hotels properties (reduced to 50% in the event one of the four wholly-owned Gaylord Hotel properties is sold). Assets of the Gaylord Rockies joint venture are not subject to the liens of our credit facility.

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

The First Amendment provided for a waiver of the foregoing financial covenants through March 31, 2021 and the Second Amendment extended that waiver through March 31, 2022 (the “Temporary Waiver Period”). In addition, the Amendments contain a covenant that we must maintain unrestricted liquidity (in the form of unrestricted cash on hand or undrawn availability under the Revolver) of at least $100 million. In the event we are unable to comply with the Credit Agreement’s financial covenants following the Temporary Waiver Period, we expect to further amend the Credit Agreement or take other mitigating actions prior to a potential breach.

We may elect to terminate the Temporary Waiver Period prior to expiration. For the first quarter following expiration or termination of the Temporary Waiver Period, we will calculate compliance with the financial covenants in the Credit Agreement using a designated annualized calculation based on our most recently completed fiscal quarter. Thereafter, we will be required to satisfy financial covenants at the levels set forth in the Credit Agreement using a designated annualized calculation based on our most recently completed fiscal quarters, as applicable. Pursuant to the Amendments, we are required to use any proceeds from borrowings drawn during the Temporary Waiver Period and until we demonstrate financial covenant compliance following the expiration or earlier termination of the Temporary Waiver Period (the “Restricted Period”) to fund operating expenses, debt service of the Company and its subsidiaries, and permitted capital expenditures and investments.

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Revolving Credit Facility. Pursuant to the Credit Agreement, we extended the maturity of the Revolver to March 31, 2024, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.40% to 1.95%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. Pursuant to the Amendments, through March 31, 2021, the interest rate on the LIBOR-based borrowings under the Revolver will be LIBOR plus 1.95%, and beginning April 1, 2021 through the end of the Restricted Period, the interest rate on LIBOR-based borrowings under the Revolver will be LIBOR plus 2.25%. Principal is payable in full at maturity.

At December 31, 2020, $106.0 million of borrowings were outstanding under the Revolver, and the lending banks had issued $0.8 million of letters of credit under the Credit Agreement, which left $593.2 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $400 Million 5% Senior Notes and our $700 Million 4.75% Senior Notes, which we met at December 31, 2020).

Term Loan A Facility. Pursuant to the Credit Agreement, the Term Loan A was increased from $200 million to $300 million and the maturity date was extended to March 31, 2025. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.35% to 1.90%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. Pursuant to the Amendments, through March 31, 2021, the interest rate on LIBOR-based borrowings under the Term Loan A will be LIBOR plus 1.90%, and beginning April 1, 2021 through the end of the Restricted Period, the interest rate on LIBOR-based borrowings under the Term Loan A will be LIBOR plus 2.25%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. Net proceeds from the increase in the Term Loan A pursuant to the Credit Agreement in 2019 were approximately $94 million and, along with cash on hand, were used to repay $100 million of the outstanding indebtedness under the Term Loan B.

Term Loan B Facility. The Term Loan B has a maturity date of May 11, 2024. The applicable interest rate margins on borrowings under the Term Loan B are, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set in the Credit Agreement. At December 31, 2020, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. We have designated these interest rate swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing in 2017, we drew down on the Term Loan B in full. At December 31, 2020, $381.3 million in borrowings were outstanding under the Term Loan B.

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

$600 Million 4.50% Senior Notes. On February 17, 2021, the Operating Partnership and Finco completed the private placement of $600.0 million in aggregate principal amount of senior notes due 2029, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $600 Million 4.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $600 Million 5% Senior Notes have a maturity date of February 15, 2029 and bear interest at 4.50% per annum, payable semi-annually in cash in arrears on February 15 and August 15 each year, beginning on August 15, 2021. The $600 Million 4.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $700 Million 4.75% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $600 Million 4.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $600 Million 4.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $600 Million 4.50% Senior Notes.

The net proceeds from the issuance of the $600 Million 4.50% Senior Notes totaled approximately $591 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used a significant portion of these proceeds to tender and redeem our previous $400 Million 5% Senior Notes, as discussed below, and to repay all of the amounts outstanding under the Revolver. We may use any remaining net proceeds for general corporate purposes.

The $600 Million 4.50% Senior Notes are redeemable before February 15, 2024, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $600 Million 4.50% Senior Notes will be redeemable, in whole or in part, at ant time on or after February 15, 2024 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 102.250%, 101.500%, 100.750%, and 100.000% beginning on February 15 of 2024, 2025, 2026, and 2027, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

$400 Million 5% Senior Notes. In 2015, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of senior notes due 2023.

On February 9, 2021, we commenced a cash tender offer for any and all outstanding $400 Million 5% Senior Notes at a redemption price of $1,005.00 per $1,000 principal amount. Pursuant to the tender offer, $161.9 million aggregate principal amount of the $400 Million 5% Senior Notes were validly tendered. We used a portion of the proceeds from the issuance of the $600 Million 4.50% Senior Notes to fund the tender offer. In accordance with the indenture governing the $400 Million 5% Senior Notes, subsequent to the expiration of the tender offer, on February 17, 2021, we gave irrevocable notice of the redemption of all remaining $400 Million 5% Senior Notes not tendered in the tender offer and irrevocably deposited with the trustee for the $400 Million 5% Senior Notes an amount sufficient to pay the redemption price of the $400 Million 5% Senior Notes called for redemption at that date, including interest. We used a portion of the proceeds from the issuance of the $600 Million 4.50% Senior Notes to fund the redemption.

$800 Million Term Loan (Gaylord Rockies Joint Venture). On July 2, 2019, Aurora Convention Center Hotel, LLC and Aurora Convention Center Hotel Lessee, LLC, subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced the Gaylord Rockies joint venture’s existing $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility and also includes the option for an additional $80.0 million of borrowing capacity should the Gaylord Rockies joint venture pursue a future expansion of Gaylord Rockies, which was announced in February 2020 but has been postponed as a result of the COVID-19 pandemic. The Gaylord Rockies Loan matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bears interest at LIBOR plus 2.50%. Simultaneous with closing, the Gaylord Rockies joint venture entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. We have designated this interest rate swap as an effective cash flow hedge.

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

Additional Debt Limitations. Pursuant to the terms of the four wholly-owned Gaylord Hotels management agreements and pooling agreement with Marriott, we are subject to certain debt limitations described below.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at December 31, 2020 for our variable-rate date after considering interest rate swaps, our estimated interest obligations over the next five years are $353.9 million. These estimated obligations are $107.1 million in 2021, $104.0 million in 2022, $64.7 million in 2023, $43.2 million in 2024, and $34.9 million in 2025. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herein for a discussion of the interest we paid during 2020, 2019 and 2018.

Supplemental Guarantor Financial Information

On March 2, 2020, the SEC adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The amended rules are effective January 4, 2021, but earlier compliance is permitted.

The Company’s $400 million 5% senior notes, $700 million 4.75% senior notes and $600 million 4.50% senior notes were each issued by the Operating Partnership and RHP Finance Corporation, a Delaware corporation (collectively, the “Issuers”), and are guaranteed on a senior unsecured basis by the Company (as the parent company), each of the Operating Partnership’s four wholly-owned subsidiaries that own the four wholly-owned Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which also guarantees the Operating Partnership’s Credit Agreement, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The Guarantors are 100% owned by the Operating Partnership or the Company, and the guarantees are full and unconditional and joint and several. The guarantees rank equally in right of payment with each Guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such Guarantor. Not all of the Company’s subsidiaries have guaranteed the Company’s $400 million 5% senior notes, $700 million 4.75% senior notes and $600 million 4.50% senior notes, and the guarantees are structurally subordinated to all indebtedness and other obligations of such subsidiaries that have not guaranteed the Company’s $400 million 5% senior notes, $700 million 4.75% senior notes and $600 million 4.50% senior notes.

The following tables present summarized financial information for the Issuers and the Guarantors on a combined basis and the intercompany balances and transactions between these parties, as well as any investments in or equity in earnings from non-guarantor subsidiaries, have been eliminated (amounts in thousands):

	December 31,	December 31,
	2020	2019
Net receivables due from non-guarantor subsidiaries	$138,241	$35,231
Other assets	1,660,137	1,845,704
Total assets	$1,798,378	$1,880,935

Total liabilities	$1,995,509	$1,943,325
Total noncontrolling interest	$14,516	$—

Year Ended
December 31, 2020
Revenues from third-parties	$544
Revenues from non-guarantor subsidiaries	121,869
Operating expenses (excluding expenses to non-guarantor subsidiaries)	112,630
Expenses to non-guarantor subsidiaries	11,678
Operating loss	(1,895)
Net loss	(80,619)
Net loss available to common stockholders	(79,663)

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

Impairment of long-lived and other assets. In accounting for our long-lived and other assets, we assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.

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

Credit losses on financial assets. We assess our financial assets, including the bonds we received in 2008 related to the Gaylord National construction (“Gaylord National Bonds”), and our accounts receivable for credit losses utilizing the expected loss model prescribed by ASC 326, “Financial Instruments – Credit Losses,” and record a reserve, in the form of an allowance for credit losses, against the amortized cost basis for the portion of the financial asset that will not be recovered due to credit losses.

We provide credit loss reserves for the Gaylord National Bonds by comparing the amortized cost basis to their fair value. If the amortized cost basis exceeds the fair value, an expected credit loss exists and the allowance for credit losses is measured as the difference between the bonds’ amortized cost basis and fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections over the contractual life of the bonds, as well as observable market data to the extent available. Our estimate of the fair value of the Gaylord National Bonds is sensitive to the significant assumptions of the discounted cash flow analysis, which include the projections of hotel taxes (which are based on expected hotel rooms revenues) and property taxes, both of which are affected by expectations about future market and economic conditions, particularly those in the Washington D.C. market. Further, such assumptions are judgmental as the Gaylord National Bonds and related projected cash flows continue for an extended period of time through 2037 and include the uncertainty of the impact of the COVID-19 pandemic.

We provide for credit loss reserves for trade receivables based upon a percentage of accounts receivable that considers historical write-offs, current economic conditions, and management’s expectations about future economic conditions, as well as periodic evaluations of the aging of accounts receivable.

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

In addition, we must evaluate uncertainties in the application of complex tax regulations in the calculation of tax liabilities. We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We make this assessment based on only the technical merits of the tax position. At December 31, 2020 and 2019, we had no accruals for unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2020 and 2019, we have accrued no interest or penalties related to uncertain tax positions.

Pension plans. The costs and obligations of our pension plans recognized in our consolidated financial statements are determined from actuarial valuations, which are dependent on significant assumptions, judgments, and estimates. These assumptions, judgments, and estimates, which include discount rates at which the liabilities could be settled at the measurement date, expected return on plan assets and mortality rates, are evaluated at each annual measurement date. In accordance with generally accepted accounting principles, actual results that differ from these assumptions, judgments, and estimates are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate decreased from 2.85% for the pension plan and 2.70% for the postretirement benefits other than pension plans at December 31, 2019 to 1.95% and 1.70%, respectively, at December 31, 2020.

We determine the overall expected long-term return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each allocation of plan assets and advice by our third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption that is determined at the beginning of each year and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty-year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension expense. The expected return on plan assets assumption used for determining net periodic pension expense for 2020 and 2019 was 6.5%. Actual return on plan assets for 2020 and 2019 was 16.8% and 22.1%, respectively. Our historical actual return averaged 9.1% for the ten-year period ended December 31, 2020. In the future, we may make additional discretionary contributions to the plan or we could be required to make mandatory cash funding payments.

The mortality rate assumption used for determining future benefit obligations as of December 31, 2020 and 2019 was based on the Pri-2012 Total Dataset Mortality Table.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would increase (decrease) 2020 net periodic pension expense by approximately $0.1 million and $(0.2) million, respectively. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would (decrease) increase 2020 net periodic pension expense by approximately $(0.7) million and $0.6 million, respectively.

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

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are from changes in interest rates and changes in asset values of investments that fund our pension plan. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors,” in this Annual Report on Form 10-K for more discussion on how interest rate increases affect our operations and financial condition.

Risk Related to Changes in Interest Rates

At December 31, 2020, borrowings outstanding under our Revolver bore interest at an annual rate of LIBOR plus 1.95%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $106.0 million in borrowings outstanding under the Revolver at December 31, 2020 would increase by approximately $1.1 million.

At December 31, 2020, borrowings outstanding under our Term Loan A bore interest at an annual rate of LIBOR plus 1.90%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $300.0 million in borrowings outstanding under the Term Loan A at December 31, 2020 would increase by approximately $3.0 million.

At December 31, 2020, borrowings outstanding under our Term Loan B bore interest at an annual rate of LIBOR plus 2.00%, subject to adjustment as defined in the agreement. We have hedged our interest rate exposure on $350.0 million of borrowings under the Term Loan B with interest rate swaps that fix the LIBOR portion of interest payments through May 2023. If LIBOR were to increase by 100 basis points, our annual interest cost on the $31.3 million in borrowings outstanding under the Term Loan B that are not hedged at December 31, 2020 would increase by approximately $0.3 million.

At December 31, 2020, borrowings outstanding under the Gaylord Rockies Loan bore interest at an annual rate of LIBOR plus 2.50%. The Gaylord Rockies joint venture has hedged its interest rate exposure with an interest rate swap that fixes the LIBOR portion of interest payments through August 2022. If the Gaylord Rockies joint venture does not enter into an additional interest rate swap, the joint venture will be subject to interest rate risk from August 2022 through the maturity date of July 2023.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2020. As a result, the interest rate market risk implicit in these investments at December 31, 2020, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At December 31, 2020, the value of the investments in the pension fund was $71.2 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $7.1 million.

Summary

Based upon our overall market risk exposures at December 31, 2020, we believe that the effects of changes in interest rates related to our borrowings and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows.

Item 8.              Financial Statements and Supplementary Data

Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page 80 of this Annual Report on Form 10-K and incorporated by reference herein.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control - Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.            Other Information

None.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Election of the Seven (7) Nominees for Director Identified in this Proxy Statement” in our Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed with the SEC. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c)(3) of Regulation S-K is incorporated by reference to the discussion under the heading “Submitting Stockholder Proposals and Nominations for 2022 Annual Meeting” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC.

Certain other information concerning executive officers and certain other officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

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

Item 11.            Executive Compensation

The information required by this Item is incorporated herein by reference to the discussions under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation – 2020 Summary Compensation Table,” “2020 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2020 Fiscal Year End,” “2020 Option Exercises and Stock Vested,” “Other Compensation Information – Pension Benefits,” “Other Compensation Information – Nonqualified Deferred Compensation,” “Other Compensation Information – 2020 Nonqualified Deferred Compensation Table,” “Potential Payments on Termination or Change of Control,” “Committees of the Board – Compensation Committee Interlocks and Insider Participation,” and “Human Resources Committee Report” in our Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed with the SEC.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Stock Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed with the SEC.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the discussions under the headings “Company Information – Corporate Governance – Independence of Directors” and “Certain Transactions” in our Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed with the SEC.

Item 14.             Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed with the SEC.

PART IV

Item 15.            Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

The accompanying index to financial statements on page 80 of this Annual Report on Form 10-K is provided in response to this Item.

(a)(2)     Financial Statement Schedules

The following financial statement schedules are filed as a part of this report and are included herein beginning on page 124 of this Annual Report on Form 10-K:

●	Schedule II – Valuation and Qualifying Accounts
●	Schedule III – Real Estate and Accumulated Depreciation

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)     Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2012).
4.1	Specimen of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 24, 2012).

4.2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed February 25, 2020).
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

4.9

Indenture, dated as of February 17, 2021, among RHP Hotel Properties, LP, and RHP Finance Corporation, as the issuers, Ryman Hospitality Properties, Inc., as a guarantor, each of the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 17, 2021).

4.10	Form of 4.500% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 17, 2021).
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

10.3

Amendment No. 2 to Sixth Amended and Restated Credit Agreement, dated December 22, 2020, among Ryman Hospitality Properties, Inc., as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2020).

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

10.8†

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

10.9

Amendment No. 1 to Second Amended and Restated Loan Agreement and Modification to Loan Documents, dated as of June 30, 2020, by and among Aurora Convention Center Hotel, LLC, Aurora Convention Center Hotel Lessee, LLC, Wells Fargo Bank National Association, as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2020).

10.10#

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

10.17*#	Fourth Amendment to Executive Employment Agreement, dated as of December 31, 2020, by and between the Company and Colin V. Reed.
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

10.46*#	Form of Long-Term Stockholder Value Creation Restricted Stock Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan.
21*	Subsidiaries of the Company.
22*	List of Parent and Subsidiary Guarantors.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).
31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*

The following materials from Ryman Hospitality Property, Inc.’s Annual Form on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interest for the years ended December 31, 2020, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: February 26, 2021	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed	Chairman of the Board of Directors	February 26, 2021
Colin V. Reed	and Chief Executive Officer

/s/ Rachna Bhasin	Director	February 26, 2021
Rachna Bhasin

/s/ Alvin Bowles, Jr.	Director	February 26, 2021
Alvin Bowles, Jr.

/s/ Fazal F. Merchant	Director	February 26, 2021
Fazal F. Merchant

/s/ Patrick Q. Moore	Director	February 26, 2021
Patrick Q. Moore

/s/ Christine Pantoya	Director	February 26, 2021
Christine Pantoya

/s/ Robert S. Prather, Jr.	Director	February 26, 2021
Robert S. Prather, Jr.

/s/ Michael I. Roth	Director	February 26, 2021
Michael I. Roth

/s/ Mark Fioravanti	President and Chief Financial Officer	February 26, 2021
Mark Fioravanti

/s/ Jennifer Hutcheson	Executive Vice President, Corporate Controller	February 26, 2021
Jennifer Hutcheson	and Chief Accounting Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Ryman Hospitality Properties, Inc. and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2020 and 2019 and for Each of the Three Years in the Period Ended December 31, 2020
Report of Independent Registered Public Accounting Firm	81
Report of Independent Registered Public Accounting Firm	83
Consolidated Balance Sheets as of December 31, 2020 and 2019	84
Consolidated Statements of Operations for the Years ended December 31, 2020, 2019, and 2018	85
Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2020, 2019, and 2018	86
Consolidated Statements of Cash Flows for the Years ended December 31, 2020, 2019, and 2018	87
Consolidated Statements of Equity and Noncontrolling Interest for the Years ended December 31, 2020, 2019, and 2018	88
Notes to Consolidated Financial Statements	89

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryman Hospitality Properties, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2020 due to the adoption of ASU No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC 326). As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, “Leases” (ASC 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Gaylord National Bonds

Description of the Matter

At December 31, 2020, the Company holds within Notes Receivable two issuances of governmental bonds (the Bonds) received in connection with the development of the Gaylord National Resort & Convention Center which are reported at a total carrying value of $71.9 million, net of a credit loss reserve of $38.0 million. At December, 31, 2020, the Series B bond is fully reserved. The Series A bond is of higher priority than other tranches which fall between the Company’s two issuances. The Company assesses the Bonds for credit losses, which requires an estimate of projected tax revenues that will service the Bonds over the remaining term. The Bonds and related accounting are more fully described in Notes 1 and 3 to the consolidated financial statements.

Auditing management’s assessment of the valuation of the credit loss reserve for the Bonds was complex and judgmental due to the significant estimation required in projecting tax revenues, specifically property tax increments, hotel taxes and special hotel rental taxes generated by the Gaylord National Resort & Convention Center which provide revenues to fund the bonds. In particular, the estimate of credit loss is sensitive to the projections of hotel taxes (which are based on estimated hotel revenues) and property taxes, both of which are judgmental as the Bonds and related projected cash flows continue for an extended period of time through 2037 and given the uncertainty of the impact of the COVID-19 pandemic.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimation of the credit loss reserve for the Bonds, including controls over management’s review of the projections described above.

To test the Company’s determination of credit loss reserve as of December 31, 2020 and related charges in 2020, we performed audit procedures that included, among others, assessing the methodology utilized by management, testing the projections discussed above and the related underlying data used by the Company in its evaluation, and testing the mathematical accuracy of the calculations. In performing those procedures, we compared hotel revenue projections used by management to current industry forecasts. We also involved valuation specialists to assist in assessing the Company’s hotel revenue projections used in the valuation analysis and a property tax specialist to assist in assessing the Company’s property tax projections used in the valuation analysis.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Nashville, Tennessee

February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ryman Hospitality Properties, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company, and our report dated February 26, 2021, expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 26, 2021

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2020	2019
ASSETS:
Property and equipment, net of accumulated depreciation (including $932,473 and $979,012 from VIEs, respectively)	$3,117,247	$3,130,252
Cash and cash equivalents - unrestricted (including $14,441 and $33,772 from VIEs, respectively)	56,697	362,430
Cash and cash equivalents - restricted (including $4,167 and $3,653 from VIEs, respectively)	23,057	57,966
Notes receivable, net	71,923	110,135
Trade receivables, net (including $2,184 and $16,523 from VIEs, respectively)	20,106	70,768
Deferred income tax assets, net	—	25,959
Prepaid expenses and other assets (including $32,966 and $27,888 from VIEs, respectively)	100,494	123,845
Intangible assets (including $162,366 and $202,366 from VIEs, respectively)	166,971	207,113
Total assets	$3,556,495	$4,088,468

LIABILITIES AND EQUITY:
Debt and finance lease obligations (including $794,416 and $792,696 from VIEs, respectively)	$2,658,008	$2,559,968
Accounts payable and accrued liabilities (including $59,573 and $57,590 from VIEs, respectively)	203,121	264,915
Dividends payable	843	50,711
Deferred management rights proceeds	172,724	175,332
Operating lease liabilities	107,569	106,331
Deferred income tax liabilities, net	665	—
Other liabilities (including $18,978 and $2,174 from VIEs, respectively)	92,779	64,971
Total liabilities	3,235,709	3,222,228
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	100,969	221,511
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 54,982 and 54,897 shares issued and outstanding, respectively	550	549
Additional paid-in capital	1,192,261	1,185,168
Treasury stock of 648 and 619 shares, at cost	(18,467)	(17,315)
Accumulated deficit	(911,092)	(495,514)
Accumulated other comprehensive loss	(57,951)	(28,159)
Total stockholders' equity	205,301	644,729
Noncontrolling interest in Operating Partnership	14,516	—
Total equity	219,817	644,729
Total liabilities and equity	$3,556,495	$4,088,468

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2020, 2019 and 2018
(Amounts in thousands, except per share data)

	2020	2019	2018
Revenues:
Rooms	$171,718	$557,562	$454,370
Food and beverage	187,538	660,770	519,843
Other hotel revenue	106,789	203,114	153,690
Entertainment	58,430	183,120	147,215
Total revenues	524,475	1,604,566	1,275,118

Operating expenses:
Rooms	58,943	144,834	118,060
Food and beverage	146,141	362,850	282,906
Other hotel expenses	260,690	409,883	339,529
Management fees, net	7,066	39,608	30,744
Total hotel operating expenses	472,840	957,175	771,239
Entertainment	78,301	126,609	109,249
Corporate	28,795	36,282	30,833
Preopening costs	1,665	3,122	4,869
Gain on sale of assets	(1,161)	—	—
Credit loss on held-to-maturity securities	32,784	—	—
Impairment charges	—	—	23,783
Depreciation and amortization	215,082	213,847	120,876
Total operating expenses	828,306	1,337,035	1,060,849

Operating income (loss)	(303,831)	267,531	214,269
Interest expense	(115,783)	(131,620)	(74,961)
Interest income	7,304	11,769	10,469
Loss on extinguishment of debt	—	(494)	—
Income (loss) from unconsolidated joint ventures	(6,451)	(1,110)	125,005
Other gains and (losses), net	(14,976)	693	1,633
Income (loss) before income taxes	(433,737)	146,769	276,415

Provision for income taxes	(27,084)	(18,475)	(11,745)
Net income (loss)	(460,821)	128,294	264,670

Net loss attributable to noncontrolling interest in consolidated joint venture	42,474	17,500	—
Net loss attributable to noncontrolling interest in Operating Partnership	956	—	—
Net income (loss) available to common stockholders	$(417,391)	$145,794	$264,670

Basic income (loss) per share available to common stockholders	$(7.59)	$2.82	$5.16
Diluted income (loss) per share available to common stockholders	$(7.59)	$2.81	$5.14

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2020, 2019 and 2018
(Amounts in thousands)

	2020	2019	2018
Net income (loss)	$(460,821)	$128,294	$264,670

Other comprehensive income (loss), before tax:
Gain (loss) on minimum pension liability:
Gains (losses) arising during the period	(2,901)	693	(2,231)
Amount reclassified from accumulated other comprehensive loss	194	97	(64)
	(2,707)	790	(2,295)
Interest rate derivatives:
Gains (losses) arising during period	(39,958)	3,539	—
Amount reclassified from accumulated other comprehensive loss	10,505	(1,905)	—
	(29,453)	1,634	—

Other-than-temporary impairment loss on held-to-maturity securities:
Non-credit loss on other-than-temporary impairment	—	—	—
Amount reclassified from accumulated other comprehensive loss	210	333	333
	210	333	333

Other comprehensive income (loss), before tax	(31,950)	2,757	(1,962)
Income tax (provision) benefit related to items of comprehensive loss	—	(185)	630
Other comprehensive income (loss), net of tax	(31,950)	2,572	(1,332)

Comprehensive income (loss)	$(492,771)	$130,866	$263,338
Comprehensive loss attributable to noncontrolling interest in consolidated joint venture	48,989	18,328	—
Comprehensive loss attributable to noncontrolling interest in Operating Partnership	869	—	—
Comprehensive income (loss) available to common stockholders	$(442,913)	$149,194	$263,338

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019 and 2018
(Amounts in thousands)

	2020	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(460,821)	$128,294	$264,670
Amounts to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Provision for deferred income taxes	26,526	14,414	10,190
Depreciation and amortization	215,082	213,847	120,876
Amortization of deferred financing costs	7,948	7,662	5,632
Credit loss on held-to-maturity securities	32,784	—	—
Impairment charges	—	—	23,783
Forfeiture of Block 21 earnest deposit	15,000	—	—
Write-off of deferred financing costs	281	3,079	1,956
(Income) loss from unconsolidated joint ventures	6,451	1,110	(125,005)
Stock-based compensation expense	8,732	7,833	7,656
Changes in:
Trade receivables	50,501	(2,844)	(8,320)
Accounts payable and accrued liabilities	(59,828)	(13,674)	22,201
Other assets and liabilities	(4,180)	(5,035)	(1,720)
Net cash flows provided by (used in) operating activities	(161,524)	354,686	321,919

Cash Flows from Investing Activities:
Purchases of property and equipment	(165,463)	(152,541)	(188,217)
Collection of notes receivable	2,985	13,211	2,560
Purchase of additional interest in Gaylord Rockies joint venture, net of cash acquired	—	(5,481)	(223,564)
Earnest money deposit for potential Block 21 acquisition	—	(15,000)	—
Investment in other joint ventures	(8,868)	(4,241)	(2,199)
Purchase of remaining interest in Opry City Stage, net of cash acquired	—	—	(3,963)
Other investing activities, net	(1,302)	1,015	(7,927)
Net cash flows used in investing activities	(172,648)	(163,037)	(423,310)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	106,000	(525,000)	354,000
Borrowings under term loan A	—	100,000	—
Repayments under term loan B	(5,000)	(105,000)	(5,000)
Issuance of senior notes	—	702,500	—
Redemption of senior notes	—	(350,000)	—
Borrowing under Gaylord Rockies term loan	—	800,000	—
Repayment of Gaylord Rockies construction and mezzanine loans	—	(496,612)	—
Deferred financing costs paid	(2,214)	(27,666)	(642)
Issuance of common stock	—	282,908	—
Payment of dividends	(102,331)	(183,346)	(172,415)
Distributions from consolidated joint venture to noncontrolling interest partners	(992)	(113,894)	—
Payment of tax withholdings for share-based compensation	(1,688)	(3,989)	(4,164)
Other financing activities, net	(245)	(243)	(9)
Net cash flows provided by (used in) financing activities	(6,470)	79,658	171,770

Net change in cash, cash equivalents, and restricted cash	(340,642)	271,307	70,379
Cash, cash equivalents, and restricted cash, beginning of period	420,396	149,089	78,710
Cash, cash equivalents, and restricted cash, end of period	$79,754	$420,396	$149,089

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$56,697	$362,430	$103,437
Cash and cash equivalents - restricted	23,057	57,966	45,652
Cash, cash equivalents, and restricted cash, end of period	$79,754	$420,396	$149,089

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTEREST
For the Years Ended December 31, 2020, 2019 and 2018
(Amounts in thousands)

					Accumulated		Noncontrolling		Noncontrolling
		Additional			Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Deficit	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2017	$512	$896,759	$(13,253)	$(479,170)	$(26,692)	$378,156	$—	$378,156	$—
Net income	—	—	—	264,670	—	264,670	—	264,670	—
Transition adjustment related to adoption of ASU 2014-09	—	—	—	(134)	—	(134)	—	(134)	—
Other comprehensive loss, net of income taxes	—	—	—	—	(1,332)	(1,332)	—	(1,332)	—
Payment of dividends ($3.40 per share)	—	514	(1,930)	(173,890)	—	(175,306)	—	(175,306)	—
Exercise of stock options	—	11	—	—	—	11	—	11	—
Restricted stock units and stock options surrendered	1	(4,145)	—	—	—	(4,144)	—	(4,144)	—
Stock-based compensation expense	—	7,656	—	—	—	7,656	—	7,656	—
Establishment of noncontrolling interest in consolidated joint venture	—	—	—	—	—	—	—	—	287,433
BALANCE, December 31, 2018	$513	$900,795	$(15,183)	$(388,524)	$(28,024)	$469,577	$—	$469,577	$287,433
Net income	—	—	—	145,794	—	145,794	—	145,794	(17,500)
Adjustment of noncontrolling interest to redemption value	—	—	—	(68,054)	—	(68,054)	—	(68,054)	68,054
Transition adjustment related to adoption of ASU 2018-02	—	—	—	2,707	(2,707)	—	—	—	—
Other comprehensive income, net of income taxes	—	—	—	—	2,572	2,572	—	2,572	—
Purchase of additional ownership interest in consolidated joint venture	—	(2,899)	—	—	—	(2,899)	—	(2,899)	(2,582)
Distributions from consolidated joint venture to noncontrolling interest partners	—	—	—	—	—	—	—	—	(113,894)
Issuance of common stock	35	282,873	—	—	—	282,908	—	282,908	—
Payment of dividends ($3.60 per share)	—	532	(2,132)	(187,437)	—	(189,037)	—	(189,037)	—
Exercise of stock options	—	35	—	—	—	35	—	35	—
Restricted stock units and stock options surrendered	1	(4,001)	—	—	—	(4,000)	—	(4,000)	—
Stock-based compensation expense	—	7,833	—	—	—	7,833	—	7,833	—
BALANCE, December 31, 2019	$549	$1,185,168	$(17,315)	$(495,514)	$(28,159)	$644,729	$—	$644,729	$221,511
Net loss	—	—	—	(417,391)	—	(417,391)	(956)	(418,347)	(42,474)
Adjustment of noncontrolling interest to redemption value	—	—	—	60,106	—	60,106	—	60,106	(60,106)
Transition adjustment related to adoption of ASU 2016-13	—	—	—	(5,343)	2,158	(3,185)	—	(3,185)	—
Other comprehensive loss, net of income taxes	—	—	—	—	(31,950)	(31,950)	—	(31,950)	—
Issuance of partnership units in Operating Partnership	—	—	—	—	—	—	15,472	15,472	—
Distributions from consolidated joint venture to noncontrolling interest partners	—	—	—	—	—	—	—	—	(992)
Payment of dividends ($0.95 per share)	—	135	(1,152)	(51,450)	—	(52,467)	—	(52,467)	—
Redemption of noncontrolling interests	—	—	—	(1,500)	—	(1,500)	—	(1,500)	(16,970)
Restricted stock units and stock options surrendered	1	(1,774)	—	—	—	(1,773)	—	(1,773)	—
Stock-based compensation expense	—	8,732	—	—	—	8,732	—	8,732	—
BALANCE, December 31, 2020	$550	$1,192,261	$(18,467)	$(911,092)	$(57,951)	$205,301	$14,516	$219,817	$100,969

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

On January 1, 2013, the Company began operating as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These five resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which is owned by a joint venture (the “Gaylord Rockies joint venture”) in which the Company owns a 65% interest. The Company’s other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National. For more information regarding the Company’s increase in its ownership percentage in the Gaylord Rockies joint venture as of December 31, 2018, see Note 4, “Investment in Gaylord Rockies Joint Venture.”

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

The Company previously owned Opry City Stage, a four-level entertainment complex in Times Square that opened in December 2017 under a joint venture agreement of which the Company initially owned 50%. In the second quarter of 2018, the Company acquired the remaining 50% joint venture interest in Opry City Stage for a combination of $3.9 million in cash and the forgiveness of a note receivable previously due to the Company from the other joint venture partner of $7.9 million. Subsequent to the Company’s purchase of the remaining 50% joint venture interest, the Company determined that current ongoing operations were not meeting the revenue expectations from the time of purchase. In September 2018, the Company announced that it was temporarily suspending operations at Opry City Stage to appropriately reposition the venue and its operations, and in December 2018, the Company determined that it would permanently close the venue. During 2018, the Company performed impairment assessments of the carrying amount of Opry City Stage assets and recorded impairment charges of $22.6 million, which represented substantially all of the assets associated with the venue, and are reflected as impairment charges in the accompanying consolidated statement of operations for 2018.

The Company conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and all of its operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with its REIT conversion. Ryman and the non-controlling operating partnership unit holders discussed in Note 11, “Equity” are the sole limited partners of the Operating Partnership, and Ryman currently owns, either directly or indirectly, 99.2% of the partnership units of the Operating Partnership. RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Annual Report on Form 10-K and Ryman’s other reports, documents or other information filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

On December 31, 2018, the Company amended the limited partnership agreement of the Operating Partnership to provide that its partnership units may be exchanged on a one-for-one basis for shares of the Company’s common stock. Under certain circumstances, the Company may issue such partnership units as consideration to acquire hotel properties. See Note 11, “Equity,” for further disclosure.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality; Entertainment; and Corporate and Other. The Company’s fiscal year ends on December 31 for all periods presented.

Business Segments

Hospitality

The Hospitality segment includes the Gaylord Hotels branded hotels, the Inn at Opryland and the AC Hotel. See Note 4, “Investment in Gaylord Rockies Joint Venture,” for further discussion of the Company’s equity investment in the Gaylord Rockies joint venture. Each of the Company’s Gaylord Hotels properties is managed by Marriott pursuant to a management agreement for each hotel.

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

Impact of COVID-19 Pandemic

The novel coronavirus disease (COVID-19) pandemic continues to spread throughout the United States and is having an unprecedented impact on the U.S. economy. Due to the COVID-19 pandemic, the Company has experienced disruption of its business and in March 2020 temporarily suspended operations of most of its assets, as further described below. While most of the Company’s assets are reopening at some capacity, there is significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on the Company’s future results of operations and financial position.

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

In the Company’s Entertainment segment, in addition to the temporary closure of its entertainment assets, the Company took steps to reduce operating costs in all areas. Many of the Company’s attractions reopened at reduced capacities in May and June 2020. The Grand Ole Opry and Ryman Auditorium began offering limited-capacity tours in June 2020, and in September 2020, they reopened for limited-capacity publicly attended performances.

The Company amended its credit facility on April 23, 2020, and again on December 22, 2020. As described more fully in Note 5, “Debt”, the amendments provide temporary waivers of covenants within the facility, among other temporary changes. The Company continues to pay all required debt service payments on its indebtedness, lease payments, taxes and other payables.

At December 31, 2020, the Company had an additional $593.2 million available for borrowing under its revolving credit facility and $56.7 million in unrestricted cash on hand. In addition, following the payment of the Company’s first quarter 2020 dividend as discussed in Note 11, “Equity,” the Company suspended its regular quarterly dividend payments. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement. The Company’s credit agreement amendments described in Note 5, “Debt,” permits payment of dividends as necessary to maintain the Company’s REIT status and permits the Company to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to the Company’s board of director’s determinations as to the amount of distributions and timing thereof.

The Company has deferred substantially all non-essential capital projects, in addition to delaying the Gaylord Rockies expansion project, which was scheduled to begin construction in second quarter 2020. The Gaylord Palms expansion project is continuing, and the Company believes the expansion will allow Gaylord Palms to serve groups moving meetings to 2021.

Termination of Block 21 Acquisition

In December 2019, the Company entered into an agreement to purchase Block 21, a mixed-use entertainment, lodging, office and retail complex located in Austin, Texas, for $275 million, which included the assumption of approximately $141 million of existing mortgage debt. In May 2020, in response to the then-existing capital markets and economic environment caused by the COVID-19 pandemic, the Company determined it was not in the best interest of shareholders to focus resources and capital on the project and terminated the related purchase agreement. The Company forfeited a nonrefundable December 2019 deposit of $15 million and recorded a loss, which is included in other gains and (losses), net in the accompanying consolidated statement of operations for 2020.

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

Cash and Cash Equivalents — Restricted

Restricted cash and cash equivalents primarily represent funds held by our property manager for furniture, fixtures and equipment reserves. In addition, the Company holds certificates of deposit with an original maturity of greater than three months in order to secure its Tennessee workers’ compensation self-insurance obligations.

Supplemental Cash Flow Information

Cash paid for interest, net of amounts from interest rate swaps, for the years ended December 31 was comprised of (amounts in thousands):

	2020	2019	2018
Debt interest paid	$113,743	$121,876	$74,821
Capitalized interest	(3,753)	(1,618)	(10,013)
Cash paid for interest, net of capitalized interest	$109,990	$120,258	$64,808

Net cash payments of income taxes in 2020, 2019 and 2018 were $1.7 million, $3.6 million and $1.6 million, respectively.

Accounts Receivable

The Company’s accounts receivable are primarily generated by meetings and convention attendees’ room nights and food and beverage. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivable is minimized due to the large and diverse nature of the customer base.

Credit Loss Reserves on Accounts Receivable

The Company provides credit loss reserves based upon a percentage of accounts receivable that considers historical write-offs, current economic conditions, and management’s expectations about future economic conditions, as well as periodic evaluations of the aging of accounts receivable.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31 consist of (amounts in thousands):

	2020	2019
Prepaid expenses	$19,447	$18,888
Supplemental deferred compensation plan assets	31,277	29,174
Tax rebate receivables	27,096	20,389
Earnest money deposit for potential Block 21 acquisition	—	15,000
Inventories	7,157	10,329
Deferred financing costs on revolving credit facility	—	8,493
Derivative assets	—	3,808
Other	15,517	17,764
Total prepaid expenses and other assets	$100,494	$123,845

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

The Gaylord Rockies joint venture is party to an incentive agreement with the local government that provides that the joint venture is entitled to receive monthly rebates of certain city and state taxes, including property, sales and lodging taxes. The term of the rebate agreement varies by type of tax but ranges from 25-33 years from commencement of the construction of Gaylord Rockies. The joint venture earned $41.4 million and $34.6 million in rebates in 2020 and 2019, respectively, which are generally recorded as a reduction in other hotel expenses in the accompanying consolidated statement of operations for 2020 and 2019.

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

The gross carrying amount of intangible assets at December 31, 2020 and 2019 was $252.8 million and $252.7 million, respectively. Accumulated amortization of intangible assets at December 31, 2020 and 2019 was $85.8 million and $45.6 million, respectively. Amortization expense related to intangible assets during 2020, 2019 and 2018 was $40.2 million, $40.2 million and $0.2 million, respectively. The estimated amounts of amortization expense for the next five years are as follows (amounts in thousands):

2021	$40,198
2022	22,240
2023	4,282
2024	4,044
2025	4,038
$74,802

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consist of (amounts in thousands):

	2020	2019
Trade accounts payable	$23,125	$40,238
Property and other taxes payable	51,821	57,668
Deferred revenues	70,441	76,744
Accrued salaries and benefits	20,598	35,303
Accrued interest payable	14,263	16,520
Other accrued liabilities	22,873	38,442
Total accounts payable and accrued liabilities	$203,121	$264,915

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

Other Liabilities

Other liabilities at December 31 consist of (amounts in thousands):

	2020	2019
Pension and postretirement benefits liability	$32,686	$32,670
Deferred compensation liability	31,277	29,174
Derivative liabilities	27,819	2,174
Other	997	953
Total other liabilities	$92,779	$64,971

Deferred Financing Costs

DFCs consist of loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method, and are generally presented as a reduction of the related debt liability. DFCs on the Company’s revolving credit facility are included in prepaid expenses and other assets when the related revolving credit facility has no outstanding balance. During 2020, 2019 and 2018, DFCs of $7.9 million, $7.7 million and $5.6 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations.

As a result of refinancing portions of the Company’s outstanding debt, the Company wrote off $0.3 million, $3.1 million and $2.0 million of DFCs during 2020, 2019 and 2018, respectively, which are included in interest expense in the accompanying consolidated statements of operations.

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

The initial value of the noncontrolling interest, which includes certain put rights, was estimated based on the purchase price allocation performed and is discussed further in Note 4, “Investment in Gaylord Rockies Joint Venture.” In general, the carrying value on a go-forward basis will be based on the greater of the accumulated historical cost or the put right redemption value, and at December 31, 2020, approximates the fair value of the noncontrolling interest. Beginning in 2019, an adjustment is also made for the minority partners’ proportionate share of income or loss in the accompanying consolidated statement of operations.

The noncontrolling interest in the Operating Partnership represents the limited partners’ proportionate share of the equity of the Operating Partnership. The noncontrolling interest is classified in the equity section of the consolidated balance sheets, separately from stockholders’ equity, as the related redemptions options are redeemable for cash, or if the Company so elects, in unregistered shares of the Company’s common stock, as discussed further in Note 11, “Equity.” An adjustment is made for the limited partners’ proportionate share of income or loss in the accompanying consolidated statement of operations.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	2020	2019	2018
Hotel group rooms	$88,606	$387,741	$312,364
Hotel transient rooms	83,112	169,821	142,006
Hotel food and beverage - banquets	116,624	453,612	360,181
Hotel food and beverage - outlets	70,914	207,158	159,662
Hotel other	106,789	203,114	153,690
Entertainment admissions/ticketing	16,564	81,434	69,291
Entertainment food and beverage	21,506	63,815	45,961
Entertainment retail and other	20,360	37,871	31,963
Total revenues	$524,475	$1,604,566	$1,275,118

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	2020	2019	2018
Gaylord Opryland	$133,333	$385,610	$365,999
Gaylord Palms	77,819	208,298	200,763
Gaylord Texan	111,236	292,548	260,418
Gaylord National	52,026	281,367	274,299
Gaylord Rockies	84,715	226,576	—
AC Hotel	3,332	11,725	10,761
Inn at Opryland and other	3,584	15,322	15,663
Total Hospitality segment revenues	$466,045	$1,421,446	$1,127,903

The majority of the Company’s Entertainment segment revenues are concentrated in Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At December 31, 2020 and 2019, the Company had $70.4 million and $76.7 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Of the amount outstanding at December 31, 2019, approximately $45.4 million was recognized in revenues during 2020.

Management Fees

The Company pays Marriott a base management fee of approximately 2% of revenues for the wholly-owned properties that Marriott manages and a base management fee of approximately 3% of revenues for Gaylord Rockies, as well as an incentive fee for each managed property that is based on profitability. The Company incurred $10.3 million, $31.6 million and $23.3 million in base management fees to Marriott during 2020, 2019 and 2018, respectively. The Company incurred $0, $12.6 million and $11.8 million in incentive fees to Marriott during 2020, 2019 and 2018, respectively. Management fees are presented in the consolidated statements of operations net of the amortization of the deferred management rights proceeds discussed further in Note 6, “Deferred Management Rights Proceeds.”

Advertising Costs

Advertising costs are expensed as incurred and were $23.0 million, $53.2 million, and $41.2 million for 2020, 2019 and 2018, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 8, “Stock Plans.” The Company accounts for its stock-based compensation plan under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”

Preopening Costs

The Company expenses the costs associated with start-up activities and organization costs associated with its development or reopening of hotels and significant attractions as incurred. The Company’s preopening costs during 2020 include costs associated with Ole Red Orlando, which opened in June 2020, and the Gaylord Palms expansion, which is expected to be completed in April 2021. The Company’s preopening costs during 2019 include costs associated with Ole Red Gatlinburg, which opened in March 2019, costs associated with the opening of Gaylord Rockies, which opened on a fully operational basis in the first quarter of 2019, and costs associated with the expansion at Gaylord Palms. The Company’s preopening costs during 2018 include costs associated with an expansion of the guest rooms and convention space at Gaylord Texan, which opened in May 2018, costs associated with Ole Red Nashville, which opened in May 2018, and costs associated with SoundWaves, an indoor/outdoor luxury waterpark at Gaylord Opryland, the indoor portion of which opened in December 2018.

Derivative Financial Instruments

The Company has entered into and may in the future enter into additional interest rate swap agreements to hedge against interest rate fluctuations. Neither the Company nor the Gaylord Rockies joint venture uses derivatives for trading or speculative purposes and currently does not hold any derivatives that are not designated as hedges.

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative resulting from recording each instrument at estimated fair value is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $16.0 million will be reclassified from accumulated other comprehensive loss to interest expense in the next twelve months.

Impairment of Long-Lived and Other Assets

In accounting for the Company’s long-lived and other assets (including its property and equipment and intangible assets), the Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.

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

Income (Loss) Per Share

Income (loss) per share is measured as basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding after considering the effect of conversion of dilutive instruments, calculated using the treasury stock method or if-converted method, as applicable. Net income (loss) per share amounts are calculated as follows for the years ended December 31 (income and share amounts in thousands):

	2020
	Income (Loss)	Shares	Per Share
Net income (loss) available to common stockholders	$(417,391)	54,962	$(7.59)
Effect of dilutive stock-based compensation	—	—	—
Net income (loss) available to common stockholders — assuming dilution	$(417,391)	54,962	$(7.59)

	2019
	Income	Shares	Per Share
Net income available to common stockholders	$145,794	51,609	$2.82
Effect of dilutive stock-based compensation	—	169	—
Effect of dilutive put rights	—	197	—
Net income available to common stockholders — assuming dilution	$145,794	51,975	$2.81

	2018
	Income	Shares	Per Share
Net income available to common stockholders	$264,670	51,294	$5.16
Effect of dilutive stock-based compensation	—	213	—
Net income available to common stockholders — assuming dilution	$264,670	51,507	$5.14

For 2020, the effect of dilutive stock-based compensation was the equivalent of 0.1 million shares of common stock outstanding. Because the Company had a loss available to common stockholders in 2020, these incremental shares were excluded from the computation of dilutive earnings per share as the effect of their inclusion would have been anti-dilutive.

As more fully discussed in Note 4, “Investment in Gaylord Rockies Joint Venture,” certain affiliates of Ares Management, L.P. (“Ares”) each had a put right to require the Company to purchase their joint venture interests in the Gaylord Rockies joint venture in consideration of cash or operating partnership units (“OP Units”) of the Operating Partnership. These put rights were exercised in 2020. The OP Units held by the noncontrolling interest holders have been excluded from the denominator of the diluted loss per share calculation for 2020 as there would be no effect on the calculation of diluted earnings per share because the loss attributable to the OP Units held by the noncontrolling interest holders would also be subtracted to derive net loss available to common shareholders.

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

Newly Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASC 842), that requires lessees to put most leases on their balance sheet, but recognize expenses on their income statements in a manner similar to previous accounting. ASC 842 also eliminates the required use of bright-line tests for determining lease classification. The Company adopted ASC 842 as of January 1, 2019 using the modified retrospective approach. Existing leases were recorded at the adoption date and comparative periods were not restated and are presented based on previous existing guidance. The Company also adopted several practical expedients, which allowed the Company to avoid reassessing (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. In addition, the Company elected to adopt a practical expedient that allows the Company to avoid reassessing existing or expired land easements that were not previously accounted for as a lease, as well as a practical expedient that allows the Company to avoid separating nonlease components from lease components and instead to account for each separate lease component and related nonlease component as a single lease component. As permitted, the Company has elected to not apply the recognition requirements of ASC 842 to short-term leases. Adoption of this new standard resulted in the recording of right-of-use operating lease assets and operating lease liabilities of $100.9 million as of January 1, 2019. However, after considering the Company’s previous straight-line lease liability of $100.1 million, the Company recorded $0.8 million in net right-of-use assets related to its operating leases as of January 1, 2019. Right-of-use assets are recorded in prepaid expenses and other assets in the accompanying consolidated balance sheets at December 31, 2020 and 2019. See Note 2, “Property and Equipment,” and Note 7, “Leases,” for additional disclosures regarding the Company’s leases.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The Company has applied these amendments with a modified-retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of period of adoption. For debt securities for which an other-than-temporary impairment has been previously recognized, a prospective transition approach for the prior other-than-temporary impairment is required. The Company adopted this ASU in the first quarter of 2020 and recorded an adjustment to beginning retained earnings of $5.3 million and an adjustment to accumulated other comprehensive loss of $2.2 million. See Note 3, “Notes Receivable,” for additional disclosure.

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

In October 2020, the FASB issued ASU No. 2020-09, “Debt – Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762,” which addresses disclosure rules on guaranteed debt securities offerings. The new rules allow for more summarized information regarding issuer and guarantor subsidiaries, as well as the option to provide the required disclosures in a footnote to the consolidated financial statements or in management’s discussion and analysis of financial condition and results of operations. The updated guidance is effective for the Company in January 2021; however, early adoption is permitted. The Company elected to adopt this guidance in the third quarter of 2020 and has included the applicable disclosures within management’s discussion and analysis of financial condition and results of operations in this Form 10-K.

2. Property and Equipment

Property and equipment at December 31 is recorded at cost, with the exception of right-of-use finance leases and the Gaylord Rockies joint venture as discussed below, and summarized as follows (amounts in thousands):

	December 31,	December 31,
	2020	2019
Land and land improvements	$351,618	$349,024
Buildings	3,462,218	3,432,136
Furniture, fixtures and equipment	960,666	968,858
Right-of-use finance lease assets	1,613	1,613
Construction-in-progress	166,084	82,906
	4,942,199	4,834,537
Accumulated depreciation and amortization	(1,824,952)	(1,704,285)
Property and equipment, net	$3,117,247	$3,130,252

Property and equipment includes all property and equipment of the Gaylord Rockies joint venture, which was recorded at fair value as of December 31, 2018, according to the Company’s purchase price allocation described in Note 4, “Investment in Gaylord Rockies Joint Venture.” Depreciation expense, including amortization of assets under finance lease obligations, during 2020, 2019 and 2018 was $173.3 million, $172.2 million, and $119.5 million, respectively.

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

Upon receipt in 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on their effective interest rates of 8.04% and 11.42%, respectively, and recorded the notes receivable at their discounted values of $93.8 million and $38.3 million, respectively. The Company records the amortization of discount on these notes receivable as interest income over the terms of the notes. The Company is currently holding the bonds, which have aggregate carrying values and approximate fair values of $71.9 million and $110.1 million at December 31, 2020 and 2019, respectively, net of a credit loss reserve of $38.0 million and $0, respectively. The Company is receiving the debt service on the notes receivable, which are payable from tax increments, hotel taxes and special hotel rental taxes generated from the development through the maturity date. The Company’s estimate of credit loss reserves is sensitive to the significant assumptions, which include the projections of hotel taxes (which are based on expected hotel revenues) and property taxes, both of which are affected by expectations about future market and economic conditions, particularly those in the Washington D.C. market. These assumptions are based on Level 3 inputs. Further, such assumptions are judgmental as the bonds and related projected cash flows continue for an extending period of time through 2037 and include uncertainty of the impact of the COVID-19 pandemic.

The Company has the intent and ability to hold the Series A Bond and Series B Bond to maturity and had at inception expected to receive all debt service payments due. As a result of reduced long-range tax revenue projections over the remaining life of the Series B Bond, in 2017, the Company no longer believed it would receive all debt service payments due under the note, and the Company considered the Series B Bond to be other-than-temporarily impaired (“OTTI”). The amount of the OTTI related to changing market conditions, or the increase in the discount rate, of $6.5 million was recorded as an increase to other comprehensive loss in 2017 and is amortized as an adjustment to the carrying value of the Series B Bond in the accompanying consolidated balance sheets. The discount rate was determined based on current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the note.

In the first quarter 2020, in accordance to the adoption of ASU No. 2016-13, as discussed in Note 1, the Company recorded an initial transition adjustment of $5.2 million and has since performed its quarterly assessment of credit losses under the new standard, which considers the estimate of projected tax revenues that will service the bonds over its remaining term. These tax revenue projections were updated each quarter in connection with the Company’s preparation of its quarterly financial statements as a result of the closure of Gaylord National during the COVID-19 pandemic and to reflect updated industry projections as to future anticipated operations of the hotel. As a result of these reduced tax revenue projections over the remaining life of the bonds, the Company increased its credit loss reserve by $38.0 million in 2020, which includes the initial transition adjustment. At December 31, 2020, the Series B Bond is fully reserved. The Series A Bond is of higher priority than other tranches which fall between the Company’s two issuances.

During 2020, 2019 and 2018, the Company recorded interest income of $6.2 million, $10.2 million and $10.1 million, respectively, on these bonds. The Company received payments of $8.8 million, $11.3 million and $10.9 million during 2020, 2019 and 2018, respectively, relating to these notes receivable, which includes principal and interest payments. At December 31, 2020 and 2019, before consideration of the credit loss reserve, the Company had accrued interest receivable related to these bonds of $40.9 million and $38.2 million, respectively.

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

In 2016, the Company acquired a 35% interest in a limited liability company which owns the real property comprising the hotel, which the Company purchased for a capital contribution of approximately $86.5 million. The Company also acquired a 35% interest in a limited liability company which leases the hotel from the property owner and assumed the Marriott management agreement prior to the opening of the hotel. The equity method income in this investment was $124.4 million for 2018.

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

In 2019, the Company purchased an additional 0.9% interest in the Gaylord Rockies joint venture for a purchase price of $5.5 million, net of closing true-ups. Subsequent to this transaction, the Company owned 62.1% of the Gaylord Rockies joint venture.

Pursuant to the amended and restated joint venture agreements, certain affiliates of Ares each had a put right to require the Company to purchase their joint venture interests at a defined appraised value during an annual window period, or under certain other circumstances, in consideration of cash or OP Units of the Operating Partnership. During 2020, put right holders totaling 0.5% ownership in the Gaylord Rockies joint venture exercised their put rights for $2.9 million in cash, and the remaining put right holders, totaling 2.4% ownership in the Gaylord Rockies joint venture, exercised their put rights for approximately $14.0 million in OP Units, which was equivalent to approximately 0.4 million OP Units. Such OP Units have economic terms that are substantially similar to shares of the Company’s common stock and are redeemable at the option of the holders thereof. Redemptions will be paid in cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments in accordance with the Operating Partnership’s partnership agreement. Subsequent to these transactions, the Company owned 65% of the Gaylord Rockies joint venture.

Affiliates of RIDA also have a put right at an appraised value for cash, which will become exercisable at the earlier of December 31, 2023 or the date on which a certain change of control of RIDA occurs.

The Company also entered into a tax protection agreement in connection with the December 31, 2018 purchase of additional interests in the Gaylord Rockies joint venture, which will generally require the Company to, among other things, indemnify certain Ares affiliates that were members of the Gaylord Rockies joint venture for 50% of any income taxes incurred by them as a result of a direct or indirect sale or other disposition of the Gaylord Rockies joint venture, within seven years of closing, and for 100% of any income taxes incurred by them as a result of the failure to comply with certain obligations related to nonrecourse liability allocations and debt guarantee opportunities for the purpose of protecting such parties’ tax bases.

5. Debt

The Company’s debt and finance lease obligations at December 31 consisted of (amounts in thousands):

	2020	2019
$700M Revolving Credit Facility, less unamortized DFCs of $7,579 and $0	$98,421	$—
$300M Term Loan A, less unamortized DFCs of $2,321 and $2,478	297,679	297,522
$500M Term Loan B, less unamortized DFCs of $3,524 and $4,501	377,726	381,749
$400M Senior Notes, less unamortized DFCs of $2,301 and $3,222	397,699	396,778
$700M Senior Notes, less unamortized DFCs of $10,676 and $11,808, plus unamortized premium of $2,167 and $2,434	691,491	690,626
$800M Term Loan (Gaylord Rockies JV), less unamortized DFCs of $6,103 and $8,015	793,897	791,985
Finance lease obligations	1,095	1,308
Total debt	$2,658,008	$2,559,968

See Note 16, “Subsequent Events” for further disclosure.

At December 31, 2020, there were no defaults under the covenants related to the Company’s outstanding debt, and the lenders had extended the allowable closure period in the covenant in the credit facility that prohibits closure of the Gaylord Hotels properties for longer than a specified period of time.

Annual maturities of long-term debt, excluding finance lease obligations, are as follows (amounts in thousands):

						Years
	2021	2022	2023	2024	2025	Thereafter	Total
$700M Revolving Credit Facility	$—	$—	$—	$106,000	$—	$—	$106,000
$300M Term Loan A	—	—	—	—	300,000	—	300,000
$500M Term Loan B	5,000	5,000	5,000	366,250	—	—	381,250
$400M 5% Senior Notes	—	—	400,000	—	—	—	400,000
$700M 4.75% Senior Notes	—	—	—	—	—	700,000	700,000
$800M Term Loan (1)	—	—	800,000	—	—	—	800,000
Total	$5,000	$5,000	$1,205,000	$472,250	$300,000	$700,000	$2,687,250
(1)	The $800 million term loan is indebtedness of the Gaylord Rockies joint venture.

Credit Facility

On October 31, 2019, the Company entered into a Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, as guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, which amended and restated the Company’s existing credit facility. As amended, the Company’s credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a $300.0 million senior secured term loan A (the “Term Loan A”) which was increased from $200.0 million pursuant to the amended agreement, and a $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below. The Credit Agreement also includes an accordion feature of $600 million and a $50.0 million letter of credit sublimit. On April 23, 2020, the Company entered into Amendment No. 1 (the “First Amendment”) to the Credit Agreement among the same parties, and on December 22, 2020, the Company entered into Amendment No. 2 (the “Second Amendment” and collectively with the First Amendment, the “Amendments”), to the Credit Agreement among the same parties, each as discussed below.

Each of the Revolver, Term Loan A and Term Loan B is guaranteed by the Company, each of the four wholly-owned subsidiaries that own the four wholly-owned Gaylord Hotels properties, and certain other of the Company’s subsidiaries. Each is secured by (i) a first mortgage lien on the real property of each of the four wholly-owned Gaylord Hotels properties, (ii) pledges of equity interests in the Company’s subsidiaries that own the four wholly-owned Gaylord Hotels properties, (iii) pledges of equity interests in the Operating Partnership, the subsidiaries that guarantee the Credit Agreement, and certain other of the Company’s subsidiaries, (iv) the personal property of the Company, the Operating Partnership and the subsidiaries that guarantee the Credit Agreement and (v) all proceeds and products from the Company’s four wholly-owned Gaylord Hotels properties. Advances are subject to a 55% borrowing base, based on the appraisal value of the four wholly-owned Gaylord Hotels properties (reduced to 50% in the event one of the four wholly-owned Gaylord Hotel properties is sold). Assets of the Gaylord Rockies joint venture are not subject to the liens of the credit facility.

Each of the Revolver, Term Loan A and Term Loan B contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.

The First Amendment provided for a waiver of the foregoing financial covenants through March 31, 2021 and the Second Amendment extended that waiver through March 31, 2022 (the “Temporary Waiver Period”). In addition, the Amendments contain a covenant that the Company must maintain unrestricted liquidity (in the form of unrestricted cash on hand or undrawn availability under the Revolver) of at least $100 million. In the event the Company is unable to comply with the Credit Agreement’s financial covenants following the Temporary Waiver Period, it expects to further amend the Credit Agreement or take other mitigating actions prior to a potential breach.

During the Temporary Waiver Period, the Amendments provide for increased interest and fees, additional restrictions on debt, investments, dividends, share repurchases and capital expenditures, and a minimum liquidity requirement.

The Company may elect to terminate the Temporary Waiver Period prior to expiration. For the first quarter following expiration or termination of the Temporary Waiver Period, it will calculate compliance with the financial covenants in the Credit Agreement using a designated annualized calculation based on the Company’s most recently completed fiscal quarter. Thereafter, the Company will be required to satisfy financial covenants at the levels set forth in the Credit Agreement using a designated annualized calculation based on the Company’s most recently completed fiscal quarters, as applicable. Pursuant to the Amendments, the Company is required to use any proceeds from borrowings drawn during the Temporary Waiver Period and until the Company can demonstrate financial covenant compliance following the expiration or earlier termination of the Temporary Waiver Period (the “Restricted Period”) to fund operating expenses, debt service of the Company and its subsidiaries, and permitted capital expenditures and investments.

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

As a result of refinancings of its credit facility, the Company wrote off $0.1 million, $0.2 million and $2.0 million of DFCs during 2020, 2019 and 2018, respectively, which are included in interest expense in the accompanying consolidated statements of operations.

$700 Million Revolving Credit Facility

Pursuant to the Credit Agreement, the Company extended the maturity of the Revolver to March 31, 2024. Borrowings under the Revolver bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus the applicable margin ranging from 1.40% to 1.95%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. Pursuant to the Amendments, through March 31, 2021, the interest rate on LIBOR-based borrowings under the Revolver will be LIBOR plus 1.95%. Beginning April 1, 2021 through the end of the Restricted Period, the interest rate on LIBOR-based borrowings under the Revolver will be LIBOR plus 2.25%.

$300 Million Term Loan A

Pursuant to the Credit Agreement, the Company increased its Term Loan A from $200 million to $300 million and extended the maturity to March 31, 2025. Borrowings under the Term Loan A bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus the applicable margin ranging from 1.35% to 1.90%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. Pursuant to the Amendments, through March 31, 2021, the interest rate on LIBOR-based borrowings under the Term Loan A will be LIBOR plus 1.90%. Beginning April 1, 2021 through the end of the Restricted Period, the interest rate on LIBOR-based borrowings under the Term Loan A will be LIBOR plus 2.25%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed. At original closing, the Company drew down on the Term Loan A in full. Net proceeds of the 2019 increase in the Term Loan A, after certain transaction expenses payable at closing, were approximately $94 million and, along with cash on hand, were used to repay $100 million of the outstanding indebtedness under the Term Loan B.

$500 Million Term Loan B

The Term Loan B has a maturity of May 11, 2024. The applicable interest rate margins for borrowings under the Term Loan B are, at the Company’s option, either (i) LIBOR plus 2.00% or (ii) a base rate as set in the Credit Agreement. At December 31, 2020, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. The Company has designated these swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year there is Excess Cash Flow (as defined in the Credit Agreement), payment of an additional principal payment is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At closing, the Company drew down on the Term Loan B in full.

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

In connection with the issuance of the $400 Million 5% Senior Notes, in September 2015, the Company completed a registered offer to exchange the $400 Million 5% Senior Notes for registered notes with substantially identical terms as the $400 Million 5% Senior Notes. See Note 16, “Subsequent Events” for further disclosure.

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

The Company completed a registered offer to exchange the $700 Million 4.75% Senior Notes for registered notes with substantially identical terms as the $700 Million 4.75% Senior Notes in July 2020.

$800 Million Term Loan (Gaylord Rockies Joint Venture)

On July 2, 2019, Aurora Convention Center Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (collectively, “Borrower”), subsidiaries of the entities comprising the Gaylord Rockies joint venture, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced the Gaylord Rockies joint venture’s previous $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility and also includes the option for an additional $80.0 million of borrowing capacity should the Gaylord Rockies joint venture intend to pursue a future expansion of Gaylord Rockies, which was announced in February 2020, but has been postponed as a result of the COVID-19 pandemic. The Gaylord Rockies Loan matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bears interest at LIBOR plus 2.50%. Simultaneous with closing, the Gaylord Rockies joint venture entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. The Company has designated this interest rate swap as an effective cash flow hedge.

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

On June 30, 2020, the Loan Parties entered into Amendment No. 1 (the “Loan Amendment”) to the Gaylord Rockies Loan, by and among the Loan Parties, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto. The Loan Amendment modified the Gaylord Rockies Loan to (i) provide for the ability to use cash for certain purposes, even during a Cash Sweep Period (as defined in the Loan Agreement), which the Gaylord Rockies joint venture is in beginning in July 2020, (ii) extend the deadline for Hotel Owner to commence construction of an expansion to Gaylord Rockies, and (iii) provide favorable changes to the debt service coverage ratio provisions. The Loan Amendment includes restrictions on distributions to the owners of the Gaylord Rockies joint venture and requires a certain level of equity financing for a Gaylord Rockies expansion.

As a result of the above refinancings, the Gaylord Rockies joint venture wrote off $0.1 million and $1.1 million of unamortized DFCs, which are recorded as interest expense in the accompanying consolidated statements of operations for 2020 and 2019, respectively.

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

The estimated fair value of the Company’s derivative financial instruments at December 31 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	December 31,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2020	2019
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	$(2,206)	$959
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	(2,206)	959
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	(2,206)	956
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	$ 87,500	(2,222)	934
Gaylord Rockies Loan	Interest Rate Swap	1.6500%	1-month LIBOR	August 1, 2022	$ 800,000	(18,979)	(2,174)
						$(27,819)	$1,634

Derivative financial instruments in an asset position are included in prepaid expenses and other assets and those in a liability position are included in other liabilities in the accompanying consolidated balance sheets.

The effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31 is as follows (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in OCI		Reclassified from	Reclassified from Accumulated
	on Derivative		Accumulated OCI	OCI into Income (Expense)
	2020	2019	into Income (Expense)	2020	2019
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(39,958)	$3,539	Interest expense	$(10,505)	$1,905
Total derivatives	$(39,958)	$3,539		$(10,505)	$1,905

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for 2020, 2019 and 2018 was $115.8 million, $131.6 million and $75.0 million, respectively.

At December 31, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $29.4 million. As of December 31, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $29.4 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

6. Deferred Management Rights Proceeds

On October 1, 2012, the Company consummated its agreement to sell the Gaylord Hotels brand and rights to manage the four wholly-owned Gaylord Hotels properties (the “Management Rights”) to Marriott for $210.0 million in cash. Effective October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the four wholly-owned Gaylord Hotels properties pursuant to a management agreement for each such property. The Company allocated $190.0 million of the purchase price to the Management Rights, based on the Company’s estimates of the fair values for the respective components. For financial reporting purposes, the amount related to the Management Rights was deferred and is amortized on a straight-line basis over the 65-year term of the hotel management agreements, including extensions, as a reduction in management fee expense in the accompanying consolidated statements of operations.

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

The terms of the Gaylord Palms lease include variable lease payments based upon net revenues at Gaylord Palms and certain other of the Company’s leases include rental payments adjusted periodically for inflation. The Company recorded $0.7 million, $2.5 million and $2.2 million of contingent rental expense related to the Gaylord Palms in 2020, 2019 and 2018, respectively. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The Company’s lease cost for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	2020	2019
Operating lease cost	$12,016	$13,877
Finance lease cost:
Amortization of right-of-use assets	149	157
Interest on lease liabilities	48	63
Net lease cost	$12,213	$14,097

Lease expense for operating leases for 2018 was $14.3 million.

Future minimum lease payments under non-cancelable leases at December 31, 2020 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$6,232	$260
Year 2	6,011	234
Year 3	6,039	199
Year 4	5,844	46
Year 5	5,956	46
Years thereafter	568,311	567
Total future minimum lease payments	598,393	1,352
Less amount representing interest	(490,824)	(257)
Total present value of minimum payments	$107,569	$1,095

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	50.2	years
Finance leases	10.1	years
Weighted-average discount rate:
Operating leases	6.9%
Finance leases	4.0%

8. Stock Plans

The Company’s 2016 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to its directors, employees and consultants. At December 31, 2020, approximately 1.2 million shares of common stock remained available for issuance pursuant to future grants of awards under the Plan.

Restricted stock units granted to employees vest one to four years from the date of grant, and restricted stock units granted to non-employee directors vest one year from the date of grant, unless the recipient chooses to defer the vesting for a period of time. Depending on the type of award, the fair value of restricted stock units is determined either based on the market price of the Company’s stock at the date of grant or based on a Monte-Carlo valuation. Forfeitures are estimated based on historical experience. The Company generally records compensation expense equal to the fair value of each restricted stock unit granted over the vesting period. The weighted-average grant-date fair value of restricted stock units granted during 2020, 2019, and 2018 was $84.26, $89.29, and $71.74, respectively.

A summary of the status of the Company’s restricted stock units as of December 31, 2020 and changes during the year ended December 31, 2020, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested shares at January 1, 2020	349,358	$73.47
Granted	162,942	84.26
Vested	(130,623)	69.47
Canceled	(21,774)	86.80
Nonvested shares at December 31, 2020	359,903	78.41

The fair value of all restricted stock units that vested during 2020, 2019 and 2018 was $4.9 million, $12.7 million and $11.7 million, respectively.

At December 31, 2020, there was $15.5 million of total unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $8.7 million, $7.8 million, and $7.7 million for 2020, 2019, and 2018, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $2.1 million, $1.8 million, and $1.7 million for 2020, 2019, and 2018, respectively.

The actual tax benefit realized from exercise, vesting or cancellation of the stock-based employee compensation arrangements during 2020, 2019, and 2018 totaled $0.7 million, $1.5 million, and $1.0 million, respectively, and is reflected as an adjustment to deferred tax liabilities in the accompanying consolidated balance sheets.

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

As a result of increased lump-sum distributions from the retirement plan during 2020, 2019 and 2018, net settlement losses of $1.7 million, $1.9 million and $1.6 million were recognized in 2020, 2019 and 2018, respectively. These settlement losses have been classified as other gains and (losses), net in the accompanying consolidated statements of operations.

The following table sets forth the funded status of the retirement plan at December 31 (amounts in thousands):

	2020	2019
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$82,518	$77,847
Interest cost	1,969	2,713
Actuarial loss	8,568	8,436
Benefits paid	(6,307)	(6,478)
Benefit obligation at end of year	86,748	82,518
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	66,000	59,653
Actual return on plan assets	9,801	11,346
Employer contributions	1,727	1,479
Benefits paid	(6,307)	(6,478)
Fair value of plan assets at end of year	71,221	66,000
Funded status and accrued pension cost	$(15,527)	$(16,518)

Net periodic pension expense reflected in other gains and (losses), net in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2020	2019	2018
Interest cost	$1,969	$2,713	$2,829
Expected return on plan assets	(4,101)	(3,849)	(4,363)
Amortization of net actuarial loss	1,004	970	750
Net settlement loss	1,740	1,904	1,559
Total net periodic pension expense	$612	$1,738	$775

Assumptions

The assumptions used to determine the benefit obligation at December 31 are as follows:

	2020	2019	2018
Discount rate	1.95%	2.85%	3.95%
Rate of compensation increase	N/A	N/A	N/A

The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2020	2019	2018
Discount rate	2.40%	3.51%	3.47%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%

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

The allocation of the defined benefit pension plan’s assets at December 31 is as follows (amounts in thousands):

Asset Class	2020	2019
Cash	$2,457	$43
Mutual funds	68,764	65,957
Total	$71,221	$66,000

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

Expected Contributions and Benefit Payments

The Company expects to contribute approximately $0.9 million to its defined benefit pension plan in 2021. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2021	$7,518
2022	5,778
2023	4,827
2024	4,837
2025	6,559
2026 - 2030	28,698

Other Information

The Company also maintains non-qualified pension plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2020, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $15.3 million.

The Company’s accrued cost related to its qualified and non-qualified pension plans of $30.8 million and $29.9 million at December 31, 2020 and 2019, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The change in the deferred net loss related to the Company’s retirement plans during 2020, 2019 and 2018 resulted in an increase (decrease) in equity of $(2.3) million, $2.1 million and $(1.3) million, respectively, net of taxes of $0, $0.5 million, and $(0.4) million, respectively. Each of these adjustments to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity and noncontrolling interest.

The combined net loss, amortization of net loss, and new prior service credit and amortization of prior service credit recognized in other comprehensive income (loss) for the years ended December 31, 2020 and 2019 was $(2.3) million and $2.1 million, respectively. Included in accumulated other comprehensive loss at December 31, 2020 and 2019 are unrecognized actuarial losses of $37.4 million and $35.2 million ($30.7 million and $28.4 million net of tax), respectively, that have not yet been recognized in net periodic pension expense. Net losses are amortized into net periodic pension expense based on the life expectancy of plan participants expected to receive benefits, using a corridor approach based on the greater of projected benefit obligation or fair value of plan assets.

10. Postretirement Benefits Other than Pensions

The Company sponsors an unfunded defined benefit postretirement health care plan for certain employees and contributes toward the cost of health insurance benefits. In order to be eligible for these postretirement benefits, an employee must retire after attainment of age 55 and completion of 15 years of service, or attainment of age 65 and completion of 10 years of service. The Company’s Benefits Trust Committee determines retiree premiums. The Company amended the plans effective December 31, 2001 such that only retirees who were receiving benefits under the plans at that time and active employees at that time whose age plus years of service totaled at least 60 and who had at least 10 years of service as of December 31, 2001 remain eligible. In addition, as a result of the continued impact of the COVID-19 pandemic, the Company amended the plans effective January 1, 2021 to reduce the benefits offered by the plan.

The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2020	2019
Benefit obligation at beginning of year	$2,735	$2,774
Interest cost	69	101
Actuarial loss	144	196
Plan amendment	(763)	—
Benefits paid	(310)	(336)
Benefit obligation at end of year	$1,875	$2,735

Net postretirement benefit income reflected in other gains and (losses), net in the accompanying statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2020	2019	2018
Interest cost	$69	$101	$96
Amortization of net actuarial loss	245	238	257
Amortization of prior service credit	(1,314)	(1,314)	(1,314)
Total net postretirement benefit income	$(1,000)	$(975)	$(961)

The discount rate used to determine the benefit obligation at December 31, 2020, 2019 and 2018 was 1.70%, 2.70% and 3.83%, respectively. The discount rate used to determine the net postretirement benefit income for years ended December 31, 2020, 2019 and 2018 was 2.70%, 3.83% and 3.15%, respectively.

The Company expects to contribute $0.2 million to the plan in 2021. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2021	$191
2022	178
2023	165
2024	153
2025	141
2026 - 2030	549

The net loss, amortization of net loss, and new prior service credit and amortization of prior service credit recognized in other comprehensive income (loss) for 2020 was $0.1 million, $0.2 million, and $0.6 million, respectively. Included in accumulated other comprehensive loss at December 31, 2020 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $3.0 million ($2.0 million net of tax) and unrecognized prior service credits of $9.2 million ($6.4 million net of tax). The net loss, amortization of net loss and amortization of prior service credit recognized in other comprehensive income (loss) for 2019 was $0.2 million, $0.2 million, and $1.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2019 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $3.1 million ($2.2 million net of tax) and unrecognized prior service credits of $9.8 million ($7.0 million net of tax). The net gain, amortization of net loss and amortization of prior service credit recognized in other comprehensive income (loss) for 2018 was $0.1 million, $0.3 million, and $1.3 million, respectively.

11. Equity

Equity Offering

In December 2019, the Company completed an underwritten public offering of approximately 3.5 million shares of its common stock, par value $0.01 per share, at a price to the public of $85.60 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses paid by the Company, were approximately $283 million. The Company used the net proceeds for general corporate purposes.

Dividends

During 2020, the Company’s board of directors declared a first quarter dividend of $0.95 per share of common stock, or an aggregate of $52.2 million in cash. Following the payment of the first quarter 2020 cash dividend, the Company suspended its regular quarterly dividend payments. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement. The Amendment described in Note 5, “Debt,” permits payment of dividends as necessary to maintain the Company’s REIT status and permits the Company to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to the Company’s board of director’s determination as to the amount of distributions and the timing thereof.

During 2019, the Company’s board of directors declared quarterly dividends totaling $3.60 per share of common stock for the full year, or an aggregate of $188.3 million in cash.

During 2018, the Company’s board of directors declared quarterly dividends totaling $3.40 per share of common stock for the full year, or an aggregate of $174.5 million in cash.

To maintain its qualification as a REIT for federal income tax purposes, the Company must distribute at least 90% of its REIT taxable income each year. Prior to the suspension of dividends due to the COVID-19 pandemic, the Company had planned to continue to pay a quarterly cash dividend to stockholders in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by the Company) less maintenance capital expenditures or 100% of REIT taxable income on an annual basis, whichever is greater. The declaration, timing and amount of dividends will be determined by future action of the Company’s board of directors. The dividend policy may be altered at any time by the Company’s board of directors.

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

Noncontrolling Interest in Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At December 31, 2020, 0.4 million outstanding OP Units, or less than 1% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying consolidated balance sheet. The Company owns, directly or indirectly, the remaining 99.2% of the outstanding OP Units.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component consisted of the following (amounts in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2017	$(20,149)	$(6,543)	$—	$(26,692)
Losses arising during period	(2,231)	—	—	(2,231)
Amounts reclassified from accumulated other comprehensive loss	(64)	333	—	269
Income tax benefit	630	—	—	630
Net other comprehensive income (loss)	(1,665)	333	—	(1,332)
Balance, December 31, 2018	$(21,814)	$(6,210)	$—	$(28,024)
Gains arising during period	693	—	3,539	4,232
Amounts reclassified from accumulated other comprehensive loss	97	333	(1,905)	(1,475)
Income tax expense	(185)	—	—	(185)
Net other comprehensive income	605	333	1,634	2,572
Transition adjustment related to adoption of ASU 2018-02	(2,707)	—	—	(2,707)
Balance, December 31, 2019	$(23,916)	$(5,877)	$1,634	$(28,159)
Losses arising during period	(2,901)	—	(39,958)	(42,859)
Amounts reclassified from accumulated other comprehensive loss	194	210	10,505	10,909
Net other comprehensive income (loss)	(2,707)	210	(29,453)	(31,950)
Transition adjustment related to adoption of ASU 2016-13 (see Note 1)	—	2,158	—	2,158
Balance, December 31, 2020	$(26,623)	$(3,509)	$(27,819)	$(57,951)

12. Income Taxes

The Company has elected to be taxed as a REIT effective January 1, 2013, pursuant to the U.S. Internal Revenue Code of 1986, as amended. As a REIT, generally the Company will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that it distributes to its stockholders. The Company pays federal and state corporate income taxes on earnings of its taxable REIT subsidiaries (“TRSs”).

The income tax (provision) benefit for continuing operations consists of the following (amounts in thousands):

	2020	2019	2018
CURRENT:
Federal	$(101)	$(120)	$(118)
State	(457)	(3,941)	(1,437)
Total current provision	(558)	(4,061)	(1,555)
DEFERRED:
Federal	(13,565)	(13,715)	(7,271)
State	(12,961)	(699)	(2,919)
Total deferred provision	(26,526)	(14,414)	(10,190)
Total provision for income taxes	$(27,084)	$(18,475)	$(11,745)

Due to the financial statement impact of the COVID-19 pandemic, in connection with the preparation of the consolidated financial statements included herein, the Company reassessed the realizability of net deferred tax assets during 2020, and as a result, the Company recorded a full valuation allowance of $26.7 million in 2020 on the beginning net deferred tax assets of its TRSs.

The Company is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. The taxability of distributions to stockholders is determined by the Company’s earnings and profits, which differs from net income (loss) reported for financial reporting purposes. The estimated taxability of cash distributions to common shareholders is as follows (per common share):

	2020	2019	2018
Ordinary income	$—	$2.55	$2.67
Capital gains	0.05	0.05	0.05
Return of capital	1.80	0.88	—
	$1.85	$3.48	$2.72

The differences between the income tax provision calculated at the statutory U.S. federal income tax rate of 21% and the actual income tax (provision) benefit recorded for continuing operations are as follows (amounts in thousands):

	2020	2019	2018
Statutory federal income tax (provision) benefit	$91,085	$(30,822)	$(58,047)
Adjustment for nontaxable income of the REIT	(33,116)	15,803	50,075
Adjustment for noncontrolling interest in consolidated joint venture	(5,010)	(662)	—
State taxes (net of federal tax benefit)	5,876	(4,596)	(4,268)
Permanent share-based compensation adjustment	(579)	1,257	821
Other permanent items	(200)	(377)	(46)
Change in federal valuation allowance	(65,368)	556	46
Change in state valuation allowance (net of federal tax benefit)	(19,293)	(44)	(88)
Other	(479)	410	(238)
	$(27,084)	$(18,475)	$(11,745)

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2020	2019
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$17,545	$15,931
Defined benefit plan	3,924	4,194
Deferred management rights proceeds	42,424	43,420
Federal and State net operating loss carryforwards	110,869	45,794
Tax credits and other carryforwards	1,114	499
Other assets	5,022	4,605
Total deferred tax assets	180,898	114,443
Valuation allowance	(97,700)	(12,387)
Total deferred tax assets, net of valuation allowance	83,198	102,056
DEFERRED TAX LIABILITIES:
Property and equipment, net	70,856	61,970
Investment in joint ventures	11,048	12,639
Intangibles	1,084	717
Other liabilities	875	771
Total deferred tax liabilities	83,863	76,097
Net deferred tax assets (liabilities)	$(665)	$25,959

Federal net operating loss carryforwards at the TRS at December 31, 2020 totaled $390.0 million, resulting in a deferred tax benefit of $81.9 million. Of the total TRS federal net operating loss carryforwards, $67.5 million were created prior to 2018 and can be used to offset 100% of taxable income in the future. These federal net operating loss carryforwards will expire between 2033 and 2037. The remaining $322.5 million of federal net operating loss carryforwards have no expiration date and can be used to offset 80% of taxable income in the future. Federal net operating loss carryforwards at the REIT at December 31, 2020 totaled $60.2 million, resulting in no deferred tax benefit. These net operating losses have no expiration date and can be used to offset 80% of REIT taxable income in the future. The use of certain federal net operating losses, credits and other deferred tax assets are limited to the Company’s future taxable earnings. As a result, a valuation allowance has been provided for certain federal deferred tax assets. The valuation allowance related to federal deferred tax assets increased $65.9 million in 2020 and decreased $0.5 million and $0 in 2019 and 2018, respectively.

State net operating loss carryforwards at December 31, 2020 totaled $678.7 million, resulting in a deferred tax benefit of $29.0 million, which will expire between 2024 and 2040. The use of certain state net operating losses, credits and other state deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The valuation allowance related to state deferred tax assets increased $19.4 million in 2020 and decreased $1.3 million and $0.4 million in 2019 and 2018, respectively.

The Company has concluded IRS examinations of the TRS through the 2015 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2016. However, the Company has state net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company is routinely subject to other various jurisdictional income tax audits; however, there were no outstanding state or local audits at December 31, 2020.

At December 31, 2020 and 2019, the Company had no accruals for unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2020 and 2019, the Company has accrued no interest or penalties related to uncertain tax positions.

13. Commitments and Contingencies

In April 2019, the Company acquired a 50% equity interest in Circle and has made capital contributions of $12.5 million. The joint venture agreement requires the Company to contribute up to an additional $2.5 million through December 31, 2021, and that additional contribution was made in January 2021.

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

The Company’s assets and liabilities that are required to be measured at fair value on a recurring basis at December 31, were as follows (in thousands):

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$31,277	$31,277	$—	$—
Total assets measured at fair value	$31,277	$31,277	$—	$—

Variable to fixed interest rate swaps	$27,819	$—	$27,819	$—
Total liabilities measured at fair value	$27,819	$—	$27,819	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$29,174	$29,174	$—	$—
Variable to fixed interest rate swaps	3,808	—	3,808	—
Total assets measured at fair value	$32,982	$29,174	$3,808	$—

Variable to fixed interest rate swaps	$2,174	$—	$2,174	$—
Total liabilities measured at fair value	$2,174	$—	$2,174	$—

The remainder of the assets and liabilities held by the Company at December 31, 2020 are not required to be measured at fair value, and the carrying value of these assets and liabilities approximates fair value, except as described below.

As discussed in Note 5, “Debt,” the Company has outstanding $400.0 million in aggregate principal amount of the $400 Million 5% Senior Notes. The carrying value of these notes at December 31, 2020 was $397.7 million, net of unamortized DFCs. The fair value of these notes, based upon quoted market prices (Level 1), was $403 million at December 31, 2020.

As discussed in Note 5, “Debt,” the Company has outstanding $700.0 million in aggregate principal amount of the $700 Million 4.75% Senior Notes. The carrying value of these notes at December 31, 2020 was $691.5 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $726 million at December 31, 2020.

See Note 4, “Investment in Gaylord Rockies Joint Venture,” for additional disclosures related to the fair value measurements used in accounting for the purchase of an additional interest in the Gaylord Rockies joint venture.

15. Financial Reporting By Business Segments

The Company’s continuing operations are organized into the following principal business segments:

●	Hospitality, which includes the Gaylord Hotels properties, the Inn at Opryland and the AC Hotel;
●	Entertainment, which includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, the Company’s other Nashville-based attractions, and the Company’s investment in the Circle joint venture; and
●	Corporate and Other, which includes the Company’s corporate expenses.

The following information (amounts in thousands) is derived directly from the segments’ internal financial reports used for corporate management purposes.

	2020	2019	2018
Revenues:
Hospitality	$466,045	$1,421,446	$1,127,903
Entertainment	58,430	183,120	147,215
Corporate and Other	—	—	—
Total	$524,475	$1,604,566	$1,275,118

Depreciation and amortization:
Hospitality	$198,073	$201,068	$108,779
Entertainment	14,371	11,150	10,280
Corporate and Other	2,638	1,629	1,817
Total	$215,082	$213,847	$120,876

Operating income (loss):
Hospitality	$(204,868)	$263,203	$247,885
Entertainment	(34,242)	45,361	27,686
Corporate and Other	(31,433)	(37,911)	(32,650)
Preopening costs (1)	(1,665)	(3,122)	(4,869)
Gain on sale of assets (2)	1,161	—	—
Credit loss on held-to-maturity securities (3)	(32,784)	—	—
Impairment charges (4)	—	—	(23,783)
Total operating income (loss)	(303,831)	267,531	214,269

Interest expense	(115,783)	(131,620)	(74,961)
Interest income	7,304	11,769	10,469
Loss from extinguishment of debt	—	(494)	—
Income (loss) from unconsolidated joint ventures (5)	(6,451)	(1,110)	125,005
Other gains and (losses), net	(14,976)	693	1,633
Income (loss) before income taxes	$(433,737)	$146,769	$276,415
(1)	Preopening costs for 2020 include $0.3 million and $1.4 million for the Hospitality and Entertainment segments, respectively. Preopening costs for 2019 include $1.3 million and $1.9 million for the Hospitality and Entertainment segments, respectively. Preopening costs for 2018 include $2.9 million and $1.9 million for the Hospitality and Entertainment segments, respectively.
(2)	Gain on sale of assets for 2020 relates to the Hospitality segment.
(3)	Credit loss on held-to-maturity securities for 2020 relates to the Hospitality segment.
(4)	Impairment charges for 2018 relate to the Entertainment segment.
(5)	Loss from unconsolidated joint ventures for 2020 and 2019 relates to the Entertainment segment. Income from unconsolidated joint ventures for 2018 includes $124.4 million (which includes the gain discussed in Note 4) and $0.6 million for the Hospitality and Entertainment segments, respectively.

	December 31,	December 31,
	2020	2019
Identifiable assets:
Hospitality	$3,279,238	$3,494,084
Entertainment	185,178	181,036
Corporate and Other	92,079	413,348
Total identifiable assets	$3,556,495	$4,088,468

The following table represents the capital expenditures by segment for the years ended December 31 (amounts in thousands):

	2020	2019	2018
Hospitality	$146,654	$120,899	$142,738
Entertainment	13,697	25,000	44,863
Corporate and other	5,112	6,642	616
Total capital expenditures	$165,463	$152,541	$188,217

s16. Subsequent Events

On February 9, 2021, the Company commenced a cash tender offer for any and all outstanding $400 Million 5% Senior Notes at a redemption price of $1,005.00 per $1,000 principal amount of $400 Million 5% Senior Notes accepted for purchase in the tender offer. In accordance with the indenture governing the $400 Million 5% Senior Notes, subsequent to expiration of the tender offer, on February 17, 2021, the Company gave irrevocable notice of the redemption of all remaining $400 Million 5% Senior Notes not tendered in the tender offer and irrevocably deposited with the trustee for the $400 Million 5% Senior Notes and amount sufficient to pay the redemption price of the $400 Million 5% Senior Notes called for redemption at that date, including interest. The Company used a significant portion of the proceeds from the issuance of the $600 Million 4.50% Senior Notes described below to tender and redeem the $400 Million 5% Senior Notes.

On February 17, 2021, the Operating Partnership and Finco (collectively, the “Issuers”) closed on a private placement of $600 million aggregate principal amount of 4.50% senior notes due 2029 (the “$600 Million 4.50% Senior Notes”). The $600 Million 4.50% Senior Notes will be senior unsecured obligations of the Issuers and guaranteed by the Company and its subsidiaries that guarantee the Credit Facility, the $400 Million 5% Senior Notes and $700 Million 4.75% Senior Notes. The aggregate net proceeds from the sale of the $600 Million 4.5% Senior Notes were approximately $591 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. After using a significant portion of these net proceeds to tender and redeem the Company’s $400 Million 5% Senior Notes, the Company used the net proceeds to repay all of the amounts outstanding under the Revolver. The Company may use any remaining proceeds for general corporate purposes.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses/Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Credit loss reserve on notes receivable:
Year ended December 31, 2020	$-	$37,962	$-	$37,962

Valuation allowance for deferred tax assets:
Year ended December 31, 2020	$12,387	$85,313	$-	$97,700
Year ended December 31, 2019	$14,210	$-	$(1,823)	$12,387
Year ended December 31, 2018	$14,616	$-	$(406)	$14,210

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(Amounts in thousands)

				Costs
		Initital Cost to Company		Capitalized	Gross Amount at End of Year				Date Acq/	Depr Life
	Encmbr	Land	Bldgs & Impr	Subs to Acq	Land	Bldgs & Impr	Total (3)	Acc Depr	Constr	(yrs)
Gaylord Opryland	(1)	$9,817	$77,125	$690,718	$69,613	$708,047	$777,660	$394,058	1983	20-40
Gaylord Palms	(1)	21,564	314,661	75,273	35,512	375,986	411,498	186,607	2002	20-40
Gaylord Texan	(1)	21,235	388,030	184,213	48,554	544,924	593,478	202,554	2004	20-40
Gaylord National	(1)	43,212	840,261	40,237	47,609	876,101	923,710	275,329	2008	20-40
Gaylord Rockies (4)	(2)	53,374	760,898	4,170	55,094	763,348	818,442	46,189	2018	20-40
Inn at Opryland	—	2,675	7,248	19,189	3,028	26,084	29,112	10,897	1998	20-40
AC Hotel	—	9,079	17,340	3,776	9,099	21,096	30,195	3,212	2014	20-40
Miscellaneous	—	21,290	16,250	20,372	35,927	21,985	57,912	21,718	N/A	20-40
	—	$182,246	$2,421,813	$1,037,948	$304,436	$3,337,571	$3,642,007	$1,140,564

	2020	2019	2018
Investment in real estate:
Balance at beginning of year	$3,615,025	$3,563,304	$2,570,390
Acquisitions	—	—	814,765
Improvements	27,911	53,373	179,787
Disposals	(929)	(1,652)	(1,638)
Balance at end of year	$3,642,007	$3,615,025	$3,563,304

Accumulated depreciation:
Balance at beginning of year	$1,044,689	$949,630	$883,445
Depreciation	96,263	95,415	67,652
Disposals	(388)	(356)	(1,467)
Balance at end of year	$1,140,564	$1,044,689	$949,630
(1)	Pledged as collateral under the Company’s credit facility. At December 31, 2020, $788.0 million in borrowings and letters of credit were outstanding under such facility.
(2)	Pledged as collateral under the Gaylord Rockies joint venture term loan. At December 31, 2020, $800.0 million in borrowings were outstanding under such loan.
(3)	The aggregate cost of properties for federal income tax purposes is approximately $3.1 billion at December 31, 2020.
(4)	The Company owns a 65.0% investment in the joint venture that owns Gaylord Rockies.