Form 10-Q
period 2021-03-31
Ryman Hospitality Properties, Inc.
filed 2021-05-04
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2021
Common Stock, par value $.01	55,050,333 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2021

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2021	2020
ASSETS:
Property and equipment, net (including $919,766 and $932,473 from VIEs, respectively)	$3,102,335	$3,117,247
Cash and cash equivalents - unrestricted (including $5,378 and $14,441 from VIEs, respectively)	67,138	56,697
Cash and cash equivalents - restricted (including $16,820 and $4,167 from VIEs, respectively)	20,657	23,057
Notes receivable, net	70,515	71,923
Trade receivables, net (including $2,279 and $2,184 from VIEs, respectively)	18,283	20,106
Prepaid expenses and other assets (including $26,547 and $32,966 from VIEs, respectively)	105,697	100,494
Intangible assets, net (including $152,366 and $162,366 from VIEs, respectively)	156,925	166,971
Total assets	$3,541,550	$3,556,495

LIABILITIES AND EQUITY:
Debt and finance lease obligations (including $794,953 and $794,416 from VIEs, respectively)	$2,751,652	$2,658,008
Accounts payable and accrued liabilities (including $54,566 and $59,573 from VIEs, respectively)	201,229	203,121
Dividends payable	344	843
Deferred management rights proceeds	171,948	172,724
Operating lease liabilities	108,057	107,569
Deferred income tax liabilities, net	4,446	665
Other liabilities (including $15,887 and $18,978 from VIEs, respectively)	92,945	92,779
Total liabilities	3,330,621	3,235,709
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	93,601	100,969
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 55,050 and 54,982 shares issued and outstanding, respectively	550	550
Additional paid-in capital	1,191,426	1,192,261
Treasury stock of 648 and 648 shares, at cost	(18,467)	(18,467)
Distributions in excess of retained earnings	(1,016,953)	(911,092)
Accumulated other comprehensive loss	(51,851)	(57,951)
Total stockholders' equity	104,705	205,301
Noncontrolling interest in Operating Partnership	12,623	14,516
Total equity	117,328	219,817
Total liabilities and equity	$3,541,550	$3,556,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Rooms	$28,228	$106,128
Food and beverage	18,175	145,750
Other hotel revenue	23,399	33,793
Entertainment	14,373	27,359
Total revenues	84,175	313,030

Operating expenses:
Rooms	9,477	32,308
Food and beverage	19,329	83,811
Other hotel expenses	54,557	90,474
Management fees, net	753	5,492
Total hotel operating expenses	84,116	212,085
Entertainment	18,691	29,346
Corporate	7,528	8,136
Preopening costs	399	801
Gain on sale of assets	(317)	(1,261)
Credit loss on held-to-maturity securities	—	5,828
Depreciation and amortization	53,315	53,345
Total operating expenses	163,732	308,280

Operating income (loss)	(79,557)	4,750
Interest expense	(30,796)	(29,358)
Interest income	1,370	2,371
Loss on extinguishment of debt	(2,949)	—
Loss from unconsolidated joint ventures	(1,609)	(1,895)
Other gains and (losses), net	374	195
Loss before income taxes	(113,167)	(23,937)

Provision for income taxes	(3,954)	(26,799)
Net loss	(117,121)	(50,736)

Net loss attributable to noncontrolling interest in consolidated joint venture	11,793	4,220
Net loss attributable to noncontrolling interest in Operating Partnership	807	—
Net loss available to common stockholders	$(104,521)	$(46,516)

Basic loss per share available to common stockholders	$(1.90)	$(0.85)
Diluted loss per share available to common stockholders	$(1.90)	$(0.85)

Comprehensive loss, net of taxes	$(111,021)	$(88,173)
Comprehensive loss, net of taxes, attributable to noncontrolling interest in consolidated joint venture	10,711	12,829
Comprehensive loss, net of taxes, attributable to noncontrolling interest in Operating Partnership	763	—
Comprehensive loss, net of taxes, available to common stockholders	$(99,547)	$(75,344)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(117,121)	$(50,736)
Amounts to reconcile net loss to net cash flows provided by (used in) operating activities:
Provision for deferred income taxes	3,781	26,559
Depreciation and amortization	53,315	53,345
Amortization of deferred financing costs	2,209	1,894
Credit loss on held-to-maturity securities	—	5,828
Loss from unconsolidated joint ventures	1,609	1,895
Stock-based compensation expense	2,522	2,230
Changes in:
Trade receivables	1,823	(8,345)
Accounts payable and accrued liabilities	(4,785)	(26,297)
Other assets and liabilities	13,760	(1,702)
Net cash flows provided by (used in) operating activities	(42,887)	4,671

Cash Flows from Investing Activities:
Purchases of property and equipment	(25,831)	(43,168)
Investment in other joint ventures	(4,572)	(3,090)
Other investing activities, net	5,462	1,004
Net cash flows used in investing activities	(24,941)	(45,254)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	(106,000)	400,000
Repayments under term loan B	(1,250)	(1,250)
Issuance of senior notes	600,000	—
Redemption of senior notes	(400,000)	—
Deferred financing costs paid	(10,540)	(106)
Redemption of noncontrolling interest in Operating Partnership	(2,438)	—
Payment of dividends	(488)	(50,078)
Payment of tax withholdings for share-based compensation	(3,357)	(1,631)
Other financing activities, net	(58)	(91)
Net cash flows provided by financing activities	75,869	346,844

Net change in cash, cash equivalents, and restricted cash	8,041	306,261
Cash, cash equivalents, and restricted cash, beginning of period	79,754	420,396
Cash, cash equivalents, and restricted cash, end of period	$87,795	$726,657

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$67,138	$662,156
Cash and cash equivalents - restricted	20,657	64,501
Cash, cash equivalents, and restricted cash, end of period	$87,795	$726,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2020	$550	$1,192,261	$(18,467)	$(911,092)	$(57,951)	$205,301	$14,516	$219,817	$100,969
Net loss	—	—	—	(104,521)	—	(104,521)	(807)	(105,328)	(11,793)
Other comprehensive income, net of income taxes	—	—	—	—	6,100	6,100	—	6,100	—
Redemption of noncontrolling interest in Operating Partnership	—	—	—	(1,352)	—	(1,352)	(1,086)	(2,438)	—
Contribution to consolidated joint venture	—	—	—	—	—	—	—	—	4,425
Restricted stock units and stock options surrendered	—	(3,357)	—	12	—	(3,345)	—	(3,345)	—
Stock-based compensation expense	—	2,522	—	—	—	2,522	—	2,522	—
BALANCE, March 31, 2021	$550	$1,191,426	$(18,467)	$(1,016,953)	$(51,851)	$104,705	$12,623	$117,328	$93,601

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2019	$549	$1,185,168	$(17,315)	$(495,514)	$(28,159)	$644,729	$—	$644,729	$221,511
Net loss	—	—	—	(46,516)	—	(46,516)	—	(46,516)	(4,220)
Adjustment of noncontrolling interest to redemption value	—	—	—	54,265	—	54,265	—	54,265	(54,265)
Transition adjustment related to adoption of ASU 2016-13	—	—	—	(5,343)	2,158	(3,185)	—	(3,185)	—
Other comprehensive loss, net of income taxes	—	—	—	—	(37,437)	(37,437)	—	(37,437)	—
Payment of dividends ($0.95 per share)	—	147	(557)	(51,996)	—	(52,406)	—	(52,406)	—
Restricted stock units and stock options surrendered	1	(1,660)	—	—	—	(1,659)	—	(1,659)	—
Stock-based compensation expense	—	2,230	—	—	—	2,230	—	2,230	—
BALANCE, March 31, 2020	$550	$1,185,885	$(17,872)	$(545,104)	$(63,438)	$560,021	$—	$560,021	$163,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION:

On January 1, 2013, Ryman Hospitality Properties, Inc. (“Ryman”) and its subsidiaries (collectively with Ryman, the “Company”) began operating as a real estate investment trust (“REIT”) for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which is owned by a joint venture (the “Gaylord Rockies joint venture”) in which the Company owned a 65% interest as of March 31, 2021. The Company’s other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, management has concluded that the Company is the primary beneficiary of the Gaylord Rockies joint venture, which is a variable interest entity. As such, the Company has consolidated the assets, liabilities and results of operations of the Gaylord Rockies joint venture in the accompanying condensed consolidated financial statements. The portion of the Gaylord Rockies joint venture that the Company does not own is recorded as noncontrolling interest in consolidated joint venture in the accompanying condensed consolidated balance sheet, and any adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statements of equity. Creditors of the Gaylord Rockies joint venture have no recourse to the general credit of the Company, except with respect to certain limited loan guarantees as discussed in Note 13, “Commitments and Contingencies” to the condensed consolidated financial statements included herein. See Note 17, “Subsequent Events,” for further disclosure.

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

The condensed consolidated financial statements include the accounts of Ryman and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality, Entertainment, and Corporate and Other.

Impact of COVID-19 Pandemic

The novel coronavirus disease (COVID-19) pandemic has spread throughout the United States and continues to have an unprecedented impact on the U.S. economy. Due to the COVID-19 pandemic, the Company has experienced disruption of its business and in March 2020 temporarily suspended operations of most of its assets, as further described below. While the Company’s assets, other than Gaylord National, are now open and operating under recommended capacity guidelines, there is significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on the Company’s future results of operations and financial position.

The Company, in consultation with local governmental authorities, first determined to close its Nashville-based entertainment venues in mid-March 2020. As cancellations at the Gaylord Hotels properties began to increase, the Company and its hotel manager, Marriott, implemented a series of operational changes, culminating with the suspension of operations at the Gaylord Hotels properties in late March 2020. Gaylord Texan reopened June 8, 2020, and Gaylord Opryland, Gaylord Palms and Gaylord Rockies reopened June 25, 2020. Gaylord National remains closed but is anticipated to reopen July 1, 2021.

In the Company’s Entertainment segment, in addition to the temporary closure of its entertainment assets, the Company took steps to reduce operating costs in all areas. Many of the Company’s attractions reopened at reduced capacities in May and June 2020. The Grand Ole Opry and Ryman Auditorium began offering limited-capacity tours in June 2020, and in September 2020, they reopened for limited-capacity publicly attended performances. After the April 2021 reopening of the Wildhorse Saloon, which was closed through March 2021 subsequent to the December 2020 downtown Nashville bombing, all of the Company’s entertainment assets are open.

The Company amended its credit facility on April 23, 2020, and again on December 22, 2020, as described in Note 5, “Debt,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company continues to pay all required debt service payments on its indebtedness, lease payments, taxes and other payables.

At March 31, 2021, the Company had $699.7 million available for borrowing under its revolving credit facility and $67.1 million in unrestricted cash on hand. The Company’s quarterly dividend is currently suspended. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement. The Company’s credit agreement permits payment of dividends as necessary to maintain the Company’s REIT status and permits the Company to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to the Company’s board of director’s determinations as to the amount of distributions and timing thereof.

The Company has deferred substantially all non-essential capital projects, in addition to delaying the Gaylord Rockies expansion project, which was scheduled to begin construction in second quarter 2020. The Gaylord Palms expansion project was completed in April 2021, and the Company believes the expansion will allow Gaylord Palms to serve groups that have moved their meetings to later in 2021 and beyond.

Newly Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740),” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this ASU in the first quarter of 2021, and this adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Hotel group rooms	$4,512	$82,711
Hotel transient rooms	23,716	23,417
Hotel food and beverage - banquets	3,969	108,170
Hotel food and beverage - outlets	14,206	37,580
Hotel other	23,399	33,793
Entertainment admissions/ticketing	3,160	10,281
Entertainment food and beverage	4,796	10,027
Entertainment retail and other	6,417	7,051
Total revenues	$84,175	$313,030

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Gaylord Opryland	$21,759	$76,127
Gaylord Palms	15,117	45,375
Gaylord Texan	18,358	55,996
Gaylord National	1,257	49,394
Gaylord Rockies	11,970	54,598
AC Hotel	805	1,849
Inn at Opryland	536	2,332
Total Hospitality segment revenues	$69,802	$285,671

The majority of the Company’s Entertainment segment revenues are concentrated in Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At March 31, 2021 and December 31, 2020, the Company had $79.9 million and $70.4 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2020, approximately $4.6 million was recognized in revenue during the three months ended March 31, 2021.

3. INCOME (LOSS) PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Weighted average shares outstanding - basic	54,995	54,911
Effect of dilutive stock-based compensation	—	—
Effect of dilutive put rights	—	—
Weighted average shares outstanding - diluted	54,995	54,911

For the three months ended March 31, 2021 and 2020, the effect of dilutive stock-based compensation was the equivalent of 0.2 and 0.1 million shares of common stock outstanding, respectively. Because the Company had a loss available to common stockholders in the three months ended March 31, 2021 and 2020, these incremental shares were excluded from the computation of dilutive earnings per share as the effect of their inclusion would have been anti-dilutive.

As more fully discussed in Note 4, “Investment in Gaylord Rockies Joint Venture,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, certain affiliates of Ares Management, L.P. each had a put right to require the Company to purchase their joint venture interests in the Gaylord Rockies joint venture in consideration of cash or operating partnership units (“OP Units”) of RHP Hotel Properties, LP (the “Operating Partnership”). These put rights were exercised during 2020 and are excluded from the computation of dilutive earnings per share for the three months ended March 31, 2020 as the effect of their inclusion would have been anti-dilutive due to the Company’s loss available to common stockholders in that period. The OP Units held by the noncontrolling interest holders have been excluded from the denominator of the diluted loss per share calculation for the three months ended March 31, 2021 as there would be no effect on the calculation of diluted loss per share because the loss attributable to the OP Units held by the noncontrolling interest holders would also be subtracted to derive net loss available to common stockholders.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is comprised of amounts related to the Company’s minimum pension liability discussed in Note 11, “Pension Plans,” interest rate derivatives designated as cash flow hedges related to the Company’s and the Gaylord Rockies joint venture’s outstanding debt as discussed in Note 7, “Debt,” and amounts related to an other-than-temporary impairment of a held-to-maturity investment that existed prior to 2020 with respect to the notes receivable discussed in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein, and Note 3, “Notes Receivable,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2021 and 2020 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2020	$(26,623)	$(3,509)	$(27,819)	$(57,951)
Gains arising during period	1,436	—	602	2,038
Amounts reclassified from accumulated other comprehensive loss	8	53	4,001	4,062
Net other comprehensive income	1,444	53	4,603	6,100
Balance, March 31, 2021	$(25,179)	$(3,456)	$(23,216)	$(51,851)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2019	$(23,916)	$(5,877)	$1,634	$(28,159)
Losses arising during period	(1,107)	—	(35,947)	(37,054)
Amounts reclassified from accumulated other comprehensive loss	17	52	(452)	(383)
Net other comprehensive income (loss)	(1,090)	52	(36,399)	(37,437)
Transition adjustment related to adoption of ASU 2016-13	—	2,158	—	2,158
Balance, March 31, 2020	$(25,006)	$(3,667)	$(34,765)	$(63,438)

5. PROPERTY AND EQUIPMENT:

Property and equipment, including right-of-use finance lease assets, at March 31, 2021 and December 31, 2020 is recorded at cost (except for right-of-use finance lease assets) and summarized as follows (in thousands):

	March 31,	December 31,
	2021	2020
Land and land improvements	$354,345	$351,618
Buildings	3,464,497	3,462,218
Furniture, fixtures and equipment	961,819	960,666
Right-of-use finance lease assets	1,613	1,613
Construction-in-progress	186,505	166,084
	4,968,779	4,942,199
Accumulated depreciation and amortization	(1,866,444)	(1,824,952)
Property and equipment, net	$3,102,335	$3,117,247

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $70.5 million and $71.9 million at March 31, 2021 and December 31, 2020, respectively, net of credit loss reserve of $38.0 million at each of March 31, 2021 and December 31, 2020. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

The Company has the intent and ability to hold these bonds to maturity. The Company’s quarterly assessment of credit losses considers the estimate of projected tax revenues that will service the bonds over their remaining terms. These tax revenue projections are updated each quarter to reflect updated industry projections as to future anticipated operations of the hotel, including the current closure of Gaylord National. As a result of these reduced tax revenue projections over the remaining life of the bonds, the Company increased its credit loss reserve by $5.8 million in the three months ended

March 31, 2020. As a result of additional credit loss reserves recorded in the year ended December 31, 2020, at March 31, 2021, the Series B bond is fully reserved. The Series A bond is of higher priority than other tranches which fall between the Company’s two issuances.

During the three months ended March 31, 2021 and 2020, the Company recorded interest income of $1.3 million and $1.5 million, respectively, on these bonds. The Company received payments of $2.8 million and $2.9 million during the three months ended March 31, 2021 and 2020, respectively, relating to these bonds. At March 31, 2021 and December 31, 2020, before consideration of the credit loss reserve, the Company had accrued interest receivable related to these bonds of $39.5 million and $40.9 million, respectively.

7. DEBT:

The Company’s debt and finance lease obligations at March 31, 2021 and December 31, 2020 consisted of (in thousands):

	March 31,	December 31,
	2021	2020
$700M Revolving Credit Facility, interest at LIBOR plus 1.95%, maturing March 31, 2024, less unamortized deferred financing costs of $0 and $7,579 (1)	$—	$98,421
$300M Term Loan A, interest at LIBOR plus 1.90%, maturing March 31, 2025, less unamortized deferred financing costs of $2,190 and $2,321	297,810	297,679
$500M Term Loan B, interest at LIBOR plus 2.00%, maturing May 11, 2024, less unamortized deferred financing costs of $3,274 and $3,524	376,726	377,726
$400M Senior Notes, interest at 5.0%, maturing April 15, 2023, less unamortized deferred financing costs of $0 and $2,301	—	397,699
$600M Senior Notes, interest at 4.50%, maturing February 15, 2029, less unamortized deferred financing costs of $10,168 and $0	589,832	—
$700M Senior Notes, interest at 4.75%, maturing October 15, 2027, less unamortized deferred financing costs of $10,336 and $10,676, plus unamortized premium of $2,097 and $2,167	691,761	691,491
$800M Term Loan (Gaylord Rockies JV), interest at LIBOR plus 2.50%, maturing July 2, 2023, less unamortized deferred financing costs of $5,515 and $6,103	794,485	793,897
Finance lease obligations	1,038	1,095
Total debt	$2,751,652	$2,658,008
(1)	As the $700 Million Revolving Credit Facility has no outstanding borrowing at March 31, 2021, $7.2 million of unamortized deferred financing costs have been reclassified as prepaid expenses and other assets in the accompanying condensed consolidated balance sheet as of March 31, 2021.

Amounts due within one year consist of the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

At March 31, 2021, there were no defaults under the covenants related to the Company’s outstanding debt based on the amended terms reached with the lenders in December 2020.

Tender Offer and Redemption of $400 Million 5% Senior Notes Due 2023

On February 9, 2021, the Company commenced a cash tender offer for any and all outstanding $400 million 5% senior notes due 2023 (the “$400 Million 5% Senior Notes”) at a redemption price of $1,005.00 per $1,000 principal amount. Pursuant to the tender offer, $161.9 million aggregate principal amount of the $400 Million 5% Senior Notes were validly tendered. The Company used a portion of the proceeds from the issuance of the $600 million 4.50% senior notes discussed below to fund the tender offer.

In accordance with the indenture governing the $400 Million 5% Senior Notes, subsequent to expiration of the tender offer, in February 2021 the Company gave irrevocable notice of the redemption of all remaining $400 Million 5% Senior

Notes not tendered in the tender offer and irrevocably deposited with the trustee for the $400 Million 5% Senior Notes an amount sufficient to pay the redemption price of the remaining $400 Million 5% Senior Notes, including interest through April 15, 2021. Accordingly, the $400 Million 5% Senior Notes are no longer reflected in the accompanying condensed consolidated balance sheet at March 31, 2021. The redemption and cancellation of the $400 Million 5% Senior Notes was completed on April 15, 2021. The Company used a portion of the proceeds from the issuance of the $600 million 4.50% senior notes discussed below to fund the redemption.

As a result of the Company’s purchase of tendered $400 Million 5% Senior Notes and the redemption of all untendered $400 Million 5% Senior Notes, the Company recognized a loss on extinguishment of debt of $2.9 million in the three months ended March 31, 2021.

$600 Million 4.50% Senior Notes Due 2029

On February 17, 2021, the Operating Partnership and RHP Finance Corporation, a Delaware corporation (“Finco”) completed the private placement of $600.0 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Company’s credit agreement. The $600 Million 4.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank National Association, as trustee. The $600 Million 4.50% Senior Notes have a maturity date of February 15, 2029 and bear interest at 4.50% per annum, payable semi-annually in cash in arrears on February 15 and August 15 each year, beginning on August 15, 2021. The $600 Million 4.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the Company’s $700 million 4.75% senior notes due 2027, and senior in right of payment to future subordinated indebtedness, if any. The $600 Million 4.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $600 Million 4.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $600 Million 4.50% Senior Notes.

The net proceeds from the issuance of the $600 Million 4.50% Senior Notes totaled approximately $591 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used a significant portion of these proceeds to tender and redeem the previous $400 Million 5% Senior Notes, as discussed above, and to repay all of the amounts outstanding under the Company’s revolving credit facility. The Company used the remaining net proceeds for general corporate purposes.

The $600 Million 4.50% Senior Notes are redeemable before February 15, 2024, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $600 Million 4.50% Senior Notes will be redeemable, in whole or in part, at any time on or after February 15, 2024 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 102.250%, 101.500%, 100.750%, and 100.000% beginning on February 15 of 2024, 2025, 2026, and 2027, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

The estimated fair value of the Company’s derivative financial instruments at March 31, 2021 and December 31, 2020 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	March 31,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2021	2020
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	$(1,828)	$(2,206)
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	(1,829)	(2,206)
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	(1,829)	(2,206)
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	$ 87,500	(1,843)	(2,222)
Gaylord Rockies Loan	Interest Rate Swap	1.6500%	1-month LIBOR	August 1, 2022	$ 800,000	(15,887)	(18,979)
						$(23,216)	$(27,819)

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

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI			Reclassified from Accumulated
	on Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	March 31,		Accumulated OCI	March 31,
	2021	2020	into Income (Expense)	2021	2020
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$602	$(35,947)	Interest expense	$(4,001)	$452
Total derivatives	$602	$(35,947)		$(4,001)	$452

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended March 31, 2021 and 2020 was $30.8 million and $29.4 million, respectively.

At March 31, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $24.6 million. As of March 31, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $24.6 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

The Company’s lease costs for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating lease cost	$3,127	$3,287
Finance lease cost:
Amortization of right-of-use assets	37	37
Interest on lease liabilities	11	13
Net lease cost	$3,175	$3,337

Future minimum lease payments under non-cancelable leases at March 31, 2021 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$6,366	$253
Year 2	6,037	234
Year 3	6,006	153
Year 4	5,827	46
Year 5	6,003	46
Years thereafter	566,780	555
Total future minimum lease payments	597,019	1,287
Less amount representing interest	(488,962)	(249)
Total present value of minimum payments	$108,057	$1,038

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	50.1	years
Finance leases	10.2	years
Weighted-average discount rate:
Operating leases	6.9%
Finance leases	4.0%

10. STOCK PLANS:

During the three months ended March 31, 2021, the Company granted 0.3 million restricted stock units with a weighted-average grant date fair value of $73.76 per unit. There were 0.5 million and 0.4 million restricted stock units outstanding at March 31, 2021 and December 31, 2020, respectively.

Compensation expense for the Company’s stock-based compensation plans was $2.5 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively.

11. PENSION PLANS:

Net periodic pension benefit reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Interest cost	$472	$676
Expected return on plan assets	(1,019)	(1,055)
Amortization of net actuarial loss	289	282
Total net periodic pension benefit	$(258)	$(97)

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

For the three months ended March 31, 2021 and 2020, the Company recorded an income tax provision of $4.0 million and $26.8 million, respectively. The income tax provision for the three months ended March 31, 2021 and 2020 included the recording of a valuation allowance of $3.6 million and $26.7 million, respectively, as further described below. Additionally, in the three months ended March 31, 2021 and 2020, the Company recorded income tax expense of $0.4 million and $0.1 million, respectively, inclusive of valuation allowance, related to the current period operations of the Company.

Due to the financial statement impact of the COVID-19 pandemic, in connection with the preparation of the condensed consolidated financial statements included herein, the Company reassessed the realizability of net deferred tax assets during 2020, and as a result, the Company recorded a valuation allowance of $26.7 million in the three months ended March 31, 2020 on the net deferred tax assets of its TRSs. After further analysis, the Company identified the need for an additional valuation allowance related to the deferred tax assets in 2020 of $3.6 million, which was recorded in the three months ended March 31, 2021.

At March 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits.

13. COMMITMENTS AND CONTINGENCIES:

Pursuant to the Gaylord Rockies joint venture agreements, certain affiliates of RIDA Development Corporation (“RIDA”) have a put right to require the Company to purchase their joint venture interests at a defined appraised value for cash, which will generally become exercisable at the earlier of December 31, 2023 or the date on which a certain change of control of RIDA occurs. See Note 17, “Subsequent Events,” for further disclosure.

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

In April 2019, a subsidiary of the Company entered into a joint venture with Gray Television, Inc. to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle, Circle. The Company acquired a 50% equity interest in this joint venture and has made capital contributions of $17.0 million. In addition, the Company intends to contribute up to an additional $4.0 million through December 31, 2021. The Company accounts for its investment in this joint venture under the equity method of accounting.

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

14. EQUITY:

Dividends

Due to the COVID-19 pandemic, the Company has suspended its regular quarterly dividend payments. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement. The Company’s credit agreement permits payment of dividends as necessary to maintain the Company’s REIT status and permits the Company to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to the Company’s board of director’s determination as to the amount of distributions and the timing thereof.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At March 31, 2021, 0.4 million outstanding OP Units, or less than 1% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheet. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, were as follows (in thousands):

		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$29,807	$29,807	$—	$—
Total assets measured at fair value	$29,807	$29,807	$—	$—

Variable to fixed interest rate swaps	$23,216	$—	$23,216	$—
Total liabilities measured at fair value	$23,216	$—	$23,216	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$31,277	$31,277	$—	$—
Total assets measured at fair value	$31,277	$31,277	$—	$—

Variable to fixed interest rate swaps	$27,819	$—	$27,819	$—
Total liabilities measured at fair value	$27,819	$—	$27,819	$—

The remainder of the assets and liabilities held by the Company at March 31, 2021 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximates fair value, except as described below.

The Company has outstanding $600.0 million in aggregate principal amount of $600 million 4.50% senior notes. The carrying value of these notes at March 31, 2021 was $589.8 million, net of unamortized DFCs. The fair value of these notes, based upon quoted market prices (Level 1), was $601 million at March 31, 2021.

The Company has outstanding $700.0 million in aggregate principal amount of $700 million 4.75% senior notes. The carrying value of these notes at March 31, 2021 was $691.8 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $714 million at March 31, 2021.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Hospitality	$69,802	$285,671
Entertainment	14,373	27,359
Corporate and Other	—	—
Total	$84,175	$313,030

Depreciation and amortization:
Hospitality	$49,148	$49,769
Entertainment	3,601	3,105
Corporate and Other	566	471
Total	$53,315	$53,345

Operating income (loss):
Hospitality	$(63,462)	$23,817
Entertainment	(7,919)	(5,092)
Corporate and Other	(8,094)	(8,607)
Preopening costs (1)	(399)	(801)
Gain on sale of assets (2)	317	1,261
Credit loss on held-to-maturity securities (3)	—	(5,828)
Total operating income (loss)	(79,557)	4,750

Interest expense	(30,796)	(29,358)
Interest income	1,370	2,371
Loss on extinguishment of debt	(2,949)	—
Loss from unconsolidated joint ventures	(1,609)	(1,895)
Other gains and (losses), net	374	195
Loss before income taxes	$(113,167)	$(23,937)
(1)	Preopening costs for the three months ended March 31, 2021 relates to the Hospitality segment. Preopening costs for the three months ended March 31, 2020 include $0.1 million and $0.7 million for the Hospitality and Entertainment segments, respectively.
(2)	Gain on sale of assets for the three months ended March 31, 2021 and 2020 relates to the Hospitality segment.
(3)	Credit loss on held-to-maturity securities for the three months ended March 31, 2020 relates to the Hospitality segment.

17. SUBSEQUENT EVENTS:

In April 2021, the Company entered into an agreement with RIDA to acquire the remaining 35% ownership interest in the Gaylord Rockies joint venture not owned by the Company for approximately $188.0 million and approximately 130 acres of undeveloped, adjacent land for $22.0 million in cash, subject to customary closing conditions. The Company expects the transaction to close in May 2021 and will fund the transaction through cash on hand and borrowings under its $700 million revolving credit facility. As discussed in Note 1, “Basis of Presentation,” because the Company consolidates the Gaylord Rockies joint venture in the accompanying condensed consolidated financial statements, the Company anticipates no impact to its condensed consolidated statement of operations and comprehensive loss as a result of this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Ryman Hospitality Properties, Inc. (“Ryman”) is a Delaware corporation that conducts its operations so as to maintain its qualification as a real estate investment trust (“REIT”) for federal income tax purposes. The Company conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”). RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being a co-issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and the Operating Partnership’s owned subsidiaries. Neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10-Q and Ryman’s other reports, documents or other information filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this report, we use the terms the “Company,” “we” or “our” to refer to Ryman Hospitality Properties, Inc. and its subsidiaries unless the context indicates otherwise.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2020, included in our Annual Report on Form 10-K that was filed with the SEC on February 26, 2021.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) future travel, transient and group demand, the anticipated impact of the COVID-19 pandemic on our results of operations and liquidity, the expected effects of cost containment efforts, efforts to rebook customers for later dates in 2021 and later years, and our plans for reopening Gaylord National; (ii) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) the suspension of our dividend and our dividend policy, including the frequency and amount of any dividend we may pay; (v) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our use of cash during the remainder of 2021; (x) our ability to borrow available funds under our credit facility; (xi) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xii) the anticipated acquisition of the remaining 35% interest in the Gaylord Rockies joint venture not owned by the Company; and (xiii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, risks and uncertainties associated with the COVID-19 pandemic, including the effects of the COVID-19 pandemic on us and the hospitality and entertainment industries generally, the effects of the COVID-19 pandemic on the demand for travel, transient and group business (including government-imposed restrictions or guidelines), levels of consumer confidence in the safety of travel and group gathering as a result of COVID-19, the length and severity of the COVID-19 pandemic in the United States and the pace of recovery following the COVID-19 pandemic, the duration and severity of the COVID-19 pandemic in the markets where our assets are located, the economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness and/or to successfully amend the agreements governing our indebtedness in the future, changes in interest rates, including future changes from LIBOR to a different base rate, the occurrence of any event, change or other circumstance that could delay our acquisition of the remaining 35% interest in the Gaylord Rockies joint venture not owned by the Company, or the termination of the transaction agreement for such acquisition, and those factors described elsewhere in this Quarterly Report on Form 10-Q, including in Item 1A, “Risk Factors,” and our Annual Report on Form 10-K for the year ended December 31, 2020 or described from time to time in our other reports filed with the SEC.

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our core holdings include a network of five upscale, meetings-focused resorts totaling 9,615 rooms that are managed by Marriott under the Gaylord Hotels brand. These five resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center (“Gaylord Rockies”), which is owned by a joint venture (the “Gaylord Rockies joint venture”), in which we owned a 65% interest at March 31, 2021. Our other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

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

See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and Item 1A, “Risk Factors,” in Part II of this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Impact of COVID-19 Pandemic

The novel coronavirus disease (COVID-19) pandemic has spread throughout the United States and continues to have an unprecedented impact on the U.S. economy. As discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2020, due to the COVID-19 pandemic, we have experienced disruption of our business. While all of our assets other than Gaylord National are operating at some capacity, there is significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on our future results of operations and financial position.

We continue taking steps to preserve liquidity in order to weather the COVID-19 pandemic, and continue to pay all required debt service payments on our indebtedness, lease payments, taxes and other payables. At March 31, 2021, we had $699.7 million available for borrowing under our revolving credit facility and $67.1 million in unrestricted cash on hand. Within our Hospitality segment, we, along with Marriott, have implemented various actions in order to contain costs in all areas. We have implemented similar cost containment initiatives in our Entertainment and Corporate segments.

As previously disclosed in 2020, we have suspended our regular quarterly dividend payments to stockholders. Our board of directors will consider a future dividend as permitted by our credit agreement and subject to our board of director’s determinations as to the amount of distributions and the timing thereof. With the exception of the Gaylord Palms expansion project and the renovation of the rooms at Gaylord National, we have deferred all non-essential capital projects. With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties; however Marriott has suspended this obligation through December 2021.

As previously disclosed in 2020, we entered into certain amendments to the credit agreement governing our $700 million revolving credit facility (of which no amounts were outstanding at March 31, 2021), $300 million term loan A facility and the original $500 million term loan B facility (of which $380.0 million was outstanding at March 31, 2021). Together, the amendments provided for a temporary waiver of financial covenants in the credit facility through March 31, 2022 (unless terminated early by us at our option) and confirm our continued ability to borrow the remaining amounts available under the revolving credit facility (subject to a minimum liquidity covenant). Additionally, in 2020 the Gaylord Rockies joint venture completed an amendment to its $800 million term loan that provided the ability to use cash for certain purposes, even during a Cash Sweep Period (as defined in the loan agreement). Beginning in July 2020, the Gaylord Rockies joint venture was in a Cash Sweep Period pursuant to the loan agreement. For additional discussion of this amendment and the amendments to our credit agreement, see “Principal Debt Agreements” below.

Impact on Operations. Except for Gaylord National, which remains closed, and the Wildhorse Saloon, which closed subsequent to the December 2020 downtown Nashville bombing and reopened in April 2021, our hotels and entertainment venues reopened in the second and third quarters of 2020 and are operating under reduced capacities. We, with our manager, Marriott, continue to implement certain measures designed to prioritize the health and safety of our guests and to help mitigate the spread of COVID-19, including enhanced cleaning standards, mask protection, limitations on restaurant capacity, entertainment events and conventions, as well as other protocols to maintain social distancing.

We and Marriott’s sales teams have been working closely with our customers to rebook previously cancelled business and, through March 31, 2021, we have rebooked approximately 1.6 million room nights, or approximately 60% of total room nights cancelled as a result of the COVID-19 pandemic. Cancelled room nights in the three months ended March 31, 2021 decreased 35.0% from the three months ended December 31, 2020 and group attrition as a percentage of contracted block has decreased in each sequential quarter since the onset of the COVID-19 pandemic. Occupancy within our Hospitality segment (including the closed Gaylord National) has increased from 11.9% in January 2021 to 14.6% in February 2021 to 22.4% in March 2021.

In the three months ended March 31, 2021, we booked 382,000 group room nights, which is an improvement of 7% from the three months ended March 31, 2019 (pre-pandemic), with an ADR increase over the 2019 period of 5%. In addition, organic group bookings (defined as bookings unrelated to a COVID-19 pandemic rebooking) made up 44% of group room nights booked in the three months ended March 31, 2021, compared to 26% in the three months ended December 31, 2020 and 23% in the three months ended September 30, 2020.

For additional discussion of the impact of the COVID-19 pandemic on our business, see “Risk Factors” under Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Gaylord Rockies Joint Venture

At March 31, 2021, we owned a 65% interest in the Gaylord Rockies joint venture. Our management has concluded that the Company is the primary beneficiary of this variable interest entity (“VIE”) and the financial position and results of operations of the VIE have been consolidated in the accompanying condensed consolidated financial statements included herein. See Note 17, “Subsequent Events,” to the accompanying condensed consolidated financial statements for discussion on our plans to acquire the remaining 35% interest in the Gaylord Rockies joint venture not owned by the Company.

Gaylord Palms Expansion

In 2018, we began construction of a $158 million expansion of Gaylord Palms, which includes an additional 302 guest rooms and 96,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure. The expansion was completed in April 2021.

Circle

In 2019, we acquired a 50% equity interest in Circle, and we have made $17.0 million in capital contributions through March 31, 2021. In addition, we intend to contribute up to an additional $4.0 million through December 31, 2021. Circle launched its broadcast network on January 1, 2020, with sixteen original shows and two major distribution partnerships. As of April 2021, Circle is available to more than 65% of U.S. television households via over-the-air and cable television and is available through multiple online streaming services covering over 140 million monthly average users.

Senior Note Refinancing

On February 9, 2021, we commenced a cash tender offer for any and all outstanding $400 million 5% senior notes due 2023 (the “$400 Million 5% Senior Notes”) at a redemption price of $1,005.00 per $1,000 principal amount. Pursuant to the tender offer, $161.9 million aggregate principal amount of the $400 Million 5% Senior Notes were validly tendered. The Company used a portion of the proceeds from the issuance of the $600 million 4.50% senior notes discussed below to fund the tender offer.

In accordance with the indenture governing the $400 Million 5% Senior Notes, subsequent to expiration of the tender offer, in February 2021 we gave irrevocable notice of the redemption of all remaining $400 Million 5% Senior Notes not tendered in the tender offer and irrevocably deposited with the trustee for the $400 Million 5% Senior Notes an amount sufficient to pay the redemption price of the $400 Million 5% Senior Notes called for redemption at that date, including interest through April 15, 2021. Accordingly, the $400 Million 5% Senior Notes are no longer reflected in the accompanying condensed consolidated balance sheet at March 31, 2021. The redemption and cancellation of the $400 Million 5% Senior Notes was completed April 15, 2021. We used a portion of the proceeds from the issuance of the $600 million 4.50% senior notes discussed below to fund the redemption.

As a result of the Company’s purchase of tendered $400 Million 5% Senior Notes and the redemption of all untendered $400 Million Senior Notes, we recognized a loss on extinguishment of debt of $2.9 million in the three months ended March 31, 2021.

On February 17, 2021, the Operating Partnership and Finco (collectively, the “Issuers”) completed the private placement of $600 million in aggregate principal amount of 4.50% senior notes due 2029 (the “$600 Million 4.50% Senior Notes”). The aggregate net proceeds from the issuance of the $600 Million 4.5% Senior Notes totaled approximately $591 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. After using a significant portion of these net proceeds to tender and redeem the $400 Million 5% Senior Notes, we used the net proceeds to repay all of the amounts outstanding under our $700 million revolving credit facility and for general corporate purposes.

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

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in four Ole Red locations, as well as Circle.

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

Our Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, our equity investment in Circle, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three months ended March 31, 2021 and 2020, our total revenues were divided among these business segments as follows:

	Three Months Ended
	March 31,
Segment	2021	2020
Hospitality	83%	91%
Entertainment	17%	9%
Corporate and Other	0%	0%

As described above, our hotels and entertainment assets were closed for a period of time in 2020 and Gaylord National remains closed and is anticipated to reopen on July 1, 2021. While facilities were closed or remain closed, we recorded or expect to record, as applicable, negligible revenue, and we incurred expenses as described below under “Operating Results – Detailed Segment Financial Information.” Most of our facilities that have reopened are operating at reduced capacities. Our short-term strategy is to safely operate our businesses through the COVID-19 pandemic, work with Marriot to rebook business in our hotels, and pursue cost containment strategies.

Key Performance Indicators

The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels, which are managed by Marriott. These factors impact the price that Marriott can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. The following key performance indicators are commonly used in the hospitality industry and are used by management to evaluate hotel performance and allocate capital expenditures:

●	hotel occupancy – a volume indicator calculated by dividing total rooms sold by total rooms available;
●	average daily rate (“ADR”) – a price indicator calculated by dividing room revenue by the number of rooms sold;
●	Revenue per Available Room (“RevPAR”) – a summary measure of hotel results calculated by dividing room revenue by room nights available to guests for the period;
●	Total Revenue per Available Room (“Total RevPAR”) – a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period; and
●	Net Definite Group Room Nights Booked – a volume indicator which represents the total number of definite group bookings for future room nights at our hotels confirmed during the applicable period, net of cancellations.

For the three months ended March 31, 2021 and 2020, the method of calculation of these indicators has not been changed as a result of the COVID-19 pandemic and the resulting hotel closures and is consistent with historical periods. As such, performance metrics include closed hotel room nights available.

We also use certain “non-GAAP financial measures,” which are measures of our historical performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures include:

●	Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”), Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest in Consolidated Joint Venture, and
●	Funds From Operations (“FFO”) available to common shareholders and unit holders and Adjusted FFO available to common shareholders and unitholders.

See “Non-GAAP Financial Measures” below for further discussion.

The closure, limited reopening and pandemic-constrained business levels of our Gaylord Hotels properties have resulted in the significant decrease in performance reflected in these key performance indicators and non-GAAP financial measures for the three months ended March 31, 2021 and 2020, as compared to historical periods.

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months ended March 31, 2021 and 2020. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited
	Three Months Ended March 31,
	2021	%	2020	%
Income Statement Data:
REVENUES:
Rooms	$28,228	33.5%	$106,128	33.9%
Food and beverage	18,175	21.6%	145,750	46.6%
Other hotel revenue	23,399	27.8%	33,793	10.8%
Entertainment	14,373	17.1%	27,359	8.7%
Total revenues	84,175	100.0%	313,030	100.0%
OPERATING EXPENSES:
Rooms	9,477	11.3%	32,308	10.3%
Food and beverage	19,329	23.0%	83,811	26.8%
Other hotel expenses	54,557	64.8%	90,474	28.9%
Hotel management fees, net	753	0.9%	5,492	1.8%
Entertainment	18,691	22.2%	29,346	9.4%
Corporate	7,528	8.9%	8,136	2.6%
Preopening costs	399	0.5%	801	0.3%
Gain on sale of assets	(317)	(0.4)%	(1,261)	(0.4)%
Credit loss on held-to-maturity securities	—	—%	5,828	1.9%
Depreciation and amortization:
Hospitality	49,148	58.4%	49,769	15.9%
Entertainment	3,601	4.3%	3,105	1.0%
Corporate and Other	566	0.7%	471	0.2%
Total depreciation and amortization	53,315	63.3%	53,345	17.0%
Total operating expenses	163,732	194.5%	308,280	98.5%
OPERATING INCOME (LOSS):
Hospitality	(63,462)	(90.9)%	23,817	8.3%
Entertainment	(7,919)	(55.1)%	(5,092)	(18.6)%
Corporate and Other	(8,094)	(A)	(8,607)	(A)
Preopening costs	(399)	(0.5)%	(801)	(0.3)%
Gain on sale of assets	317	0.4%	1,261	0.4%
Credit loss on held-to-maturity securities	—	—%	(5,828)	(1.9)%
Total operating income (loss)	(79,557)	(94.5)%	4,750	1.5%
Interest expense	(30,796)	(A)	(29,358)	(A)
Interest income	1,370	(A)	2,371	(A)
Loss on extinguishment of debt	(2,949)	(A)	—	(A)
Loss from unconsolidated joint ventures	(1,609)	(A)	(1,895)	(A)
Other gains and (losses), net	374	(A)	195	(A)
Provision for income taxes	(3,954)	(A)	(26,799)	(A)
Net loss	(117,121)	(A)	(50,736)	(A)
Net loss attributable to noncontrolling interest in consolidated joint venture	11,793	(A)	4,220	(A)
Net loss attributable to noncontrolling interest in the Operating Partnership	807	(A)	—	(A)
Net loss available to common stockholders	$(104,521)	(A)	$(46,516)	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months ended March 31, 2021 and 2020 (in thousands, except percentages and per share data):

	Three Months Ended
	March 31,
			%
	2021	2020	Change
Total revenues	$84,175	$313,030	(73.1)%
Total operating expenses	163,732	308,280	(46.9)%
Operating income (loss)	(79,557)	4,750	(1,774.9)%
Net loss	(117,121)	(50,736)	(130.8)%
Net loss available to common stockholders	(104,521)	(46,516)	(124.7)%
Net loss available to common stockholders per share - diluted	(1.90)	(0.85)	(123.5)%

Total Revenues

The decrease in our total revenues for the three months ended March 31, 2021, as compared to the same period in 2020, is attributable to decreases in our Hospitality segment and Entertainment segment of $215.9 million and $13.0 million, respectively.

Total Operating Expenses

The decrease in our total operating expenses for the three months ended March 31, 2021, as compared to the same period in 2020, is primarily the result of decreases in our Hospitality segment and Entertainment segment of $128.0 million and $10.7 million, respectively, as well as a credit loss on held-to-maturity investments in the 2020 period that did not occur in the 2021 period of $5.8 million.

Net Loss

Our net loss of $117.1 million for the three months ended March 31, 2021, as compared to a net loss of $50.7 million for the same period in 2020, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $22.8 million decrease in the provision for income taxes in the 2021 period.
●	A $2.9 million loss on extinguishment of debt in the 2021 period that did not occur in the 2020 period.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2021 and 2020 (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2021	2020	Change
Revenues:
Rooms	$28,228	$106,128	(73.4)%
Food and beverage	18,175	145,750	(87.5)%
Other hotel revenue	23,399	33,793	(30.8)%
Total hospitality revenue	69,802	285,671	(75.6)%
Hospitality operating expenses:
Rooms	9,477	32,308	(70.7)%
Food and beverage	19,329	83,811	(76.9)%
Other hotel expenses	54,557	90,474	(39.7)%
Management fees, net	753	5,492	(86.3)%
Depreciation and amortization	49,148	49,769	(1.2)%
Total Hospitality operating expenses	133,264	261,854	(49.1)%
Hospitality operating income (loss) (1)(2)	$(63,462)	$23,817	(366.5)%
Hospitality performance metrics:
Occupancy	16.4%	57.1%	(40.7)	pts
ADR	$189.42	$202.09	(6.3)%
RevPAR (3)	$31.02	$115.36	(73.1)%
Total RevPAR (4)	$76.71	$310.51	(75.3)%
Net Definite Group Room Nights Booked (5)	(33,709)	(415,754)	91.9%
(1)	Hospitality segment operating income (loss) does not include preopening costs of $0.4 million and $0.1 million in the three months ended March 31, 2021 and 2020, respectively. Hospitality segment operating income (loss) also does not include gain on sale of assets of $0.3 million and $1.3 million in the three months ended March 31, 2021 and 2020, respectively, and credit losses on held-to-maturity securities of $5.8 million in the three months ended March 31, 2020. See discussion of these items below.
(2)	Hospitality segment operating income (loss) for the three months ended March 31, 2020 includes approximately $10.3 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Net definite group room nights booked includes approximately 321,000 and 600,000 group room cancellations in the three months ended March 31, 2021 and 2020, respectively.

Total Hospitality segment revenues in the three months ended March 31, 2021 include $10.2 million in attrition and cancellation fee collections, an increase of $4.6 million from the 2020 period. Since the beginning of 2020, we have collected $43.0 million in attrition and cancellation fees.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended
	March 31,
	2021	2020
Group	18%	79%
Transient	82%	21%

Other hotel expenses for the three months ended March 31, 2021 and 2020 consist of the following (in thousands):

	Three Months Ended
	March 31,
			%
	2021	2020	Change
Administrative employment costs	$17,622	$39,039	(54.9)%
Utilities	5,609	6,830	(17.9)%
Property taxes	9,399	9,256	1.5%
Other	21,927	35,349	(38.0)%
Total other hotel expenses	$54,557	$90,474	(39.7)%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs decreased during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to cost containment efforts at each of our Gaylord Hotels properties, including as a result of lower volumes, as well as Gaylord National remaining closed. Utility costs decreased during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to decreases at Gaylord Opryland and Gaylord National due to lower usage. Property taxes remained stable during the three months ended March 31, 2021, as compared to the 2020 period. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, decreased during the three months ended March 31, 2021, as compared to the same period in 2020, primarily as a result of various decreases at each of our Gaylord Hotels properties primarily due to cost containment initiatives as a result of lower volumes, as well as Gaylord National remaining closed.

Each of our management agreements with Marriott for our four wholly-owned Gaylord Hotels properties requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our four wholly-owned Gaylord Hotels properties calculated on a pooled basis. The Gaylord Rockies’s management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. In the three months ended March 31, 2021 and 2020, we incurred $1.5 million and $6.3 million, respectively, related to base management fees for our Hospitality segment and $0 related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 8, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense decreased slightly in the three months ended March 31, 2021, as compared to the same period in 2020.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2021 and 2020. The Gaylord Hotels properties experienced higher levels of attrition and cancellations and lower occupancy levels, which are directly related to the COVID-19 pandemic, in the three months ended March 31, 2021 and 2020, and experienced heavily transient business in the three months ended March 31, 2021. Therefore, the property-level financial results for the three months ended March 31, 2021 and 2020 are not comparable to historical periods. Total revenue at each of our Gaylord Hotels properties was lower than that of historical periods for the three months ended March 31, 2021 and 2020 due to the COVID-19 pandemic. Operating costs at each of our Gaylord Hotels properties were lower for the three months ended March 31, 2021 and 2020 as a result of cost containment initiatives and lower occupancies and, for the three months ended March 31, 2020, the temporary property closures that began in late-March 2020 due to the COVID-19 pandemic.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2021	2020	Change
Revenues:
Rooms	$9,974	$30,870	(67.7)%
Food and beverage	5,387	36,011	(85.0)%
Other hotel revenue	6,398	9,246	(30.8)%
Total revenue	21,759	76,127	(71.4)%
Operating expenses:
Rooms	3,206	8,263	(61.2)%
Food and beverage	5,819	20,437	(71.5)%
Other hotel expenses	16,026	24,621	(34.9)%
Management fees, net	192	1,264	(84.8)%
Depreciation and amortization	8,583	8,798	(2.4)%
Total operating expenses (1)(2)	33,826	63,383	(46.6)%
Performance metrics:
Occupancy	18.3%	60.4%	(42.1)	pts
ADR	$210.04	$194.54	8.0%
RevPAR	$38.37	$117.46	(67.3)%
Total RevPAR	$83.71	$289.67	(71.1)%
(1)	Gaylord Opryland operating expenses do not include a gain on sale of assets of $0.3 million and $1.3 million in the three months ended March 31, 2021 and 2020, respectively.
(2)	Gaylord Opryland operating expenses for the three months ended March 31, 2020 include approximately $2.4 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2021	2020	Change
Revenues:
Rooms	$5,946	$17,468	(66.0)%
Food and beverage	3,718	22,487	(83.5)%
Other hotel revenue	5,453	5,420	0.6%
Total revenue	15,117	45,375	(66.7)%
Operating expenses:
Rooms	1,653	3,983	(58.5)%
Food and beverage	3,574	11,987	(70.2)%
Other hotel expenses	11,216	17,177	(34.7)%
Management fees, net	169	765	(77.9)%
Depreciation and amortization	4,124	4,284	(3.7)%
Total operating expenses (1)(2)	20,736	38,196	(45.7)%
Performance metrics:
Occupancy	24.3%	62.6%	(38.3)	pts
ADR	$191.71	$216.67	(11.5)%
RevPAR	$46.66	$135.56	(65.6)%
Total RevPAR	$118.62	$352.14	(66.3)%
(1)	Gaylord Palms operating expenses do not include preopening costs of $0.4 million and $0.1 million in the three months ended March 31, 2021 and 2020, respectively. See discussion of these items below.
(2)	Gaylord Palms operating expenses for the three months ended March 31, 2020 include approximately $1.4 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2021	2020	Change
Revenues:
Rooms	$7,018	$19,026	(63.1)%
Food and beverage	5,109	29,255	(82.5)%
Other hotel revenue	6,231	7,715	(19.2)%
Total revenue	18,358	55,996	(67.2)%
Operating expenses:
Rooms	1,981	4,440	(55.4)%
Food and beverage	4,560	15,090	(69.8)%
Other hotel expenses	10,177	15,693	(35.1)%
Management fees, net	192	931	(79.4)%
Depreciation and amortization	6,229	6,463	(3.6)%
Total operating expenses (1)	23,139	42,617	(45.7)%
Performance metrics:
Occupancy	22.6%	56.3%	(33.7)	pts
ADR	$189.83	$204.70	(7.3)%
RevPAR	$42.99	$115.26	(62.7)%
Total RevPAR	$112.45	$339.22	(66.9)%
(1)	Gaylord Texan operating expenses for the three months ended March 31, 2020 include approximately $0.9 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Gaylord National Results. Gaylord National has been closed since late March 2020 and is anticipated to reopen July 1, 2021. The results of Gaylord National for the three months ended March 31, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2021	2020	Change
Revenues:
Rooms	$—	$19,528	(100.0)%
Food and beverage	23	24,712	(99.9)%
Other hotel revenue	1,234	5,154	(76.1)%
Total revenue	1,257	49,394	(97.5)%
Operating expenses:
Rooms	200	9,617	(97.9)%
Food and beverage	439	18,599	(97.6)%
Other hotel expenses	8,452	20,559	(58.9)%
Management fees, net	(177)	771	(123.0)%
Depreciation and amortization	6,866	6,941	(1.1)%
Total operating expenses (1)(2)	15,780	56,487	(72.1)%
Performance metrics:
Occupancy	—%	51.9%	(51.9)	pts
ADR	$—	$207.08	(100.0)%
RevPAR	$—	$107.51	(100.0)%
Total RevPAR	$7.00	$271.94	(97.4)%
(1)	Gaylord National operating expenses do not include credit losses on held-to-maturity securities of $5.8 million in the three months ended March 31, 2020. See discussion of this item below.
(2)	Gaylord National operating expenses for the three months ended March 31, 2020 include approximately $4.4 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Gaylord Rockies Results. The results of Gaylord Rockies for the three months ended March 31, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2021	2020	Change
Revenues:
Rooms	$4,115	$15,930	(74.2)%
Food and beverage	3,809	32,568	(88.3)%
Other hotel revenue	4,046	6,100	(33.7)%
Total revenue	11,970	54,598	(78.1)%
Operating expenses:
Rooms	1,875	4,843	(61.3)%
Food and beverage	4,739	16,948	(72.0)%
Other hotel expenses	7,026	10,324	(31.9)%
Management fees, net	455	2,151	(78.8)%
Depreciation and amortization	22,691	22,609	0.4%
Total operating expenses (1)	36,786	56,875	(35.3)%
Performance metrics:
Occupancy	17.4%	57.4%	(40.0)	pts
ADR	$175.28	$203.31	(13.8)%
RevPAR	$30.46	$116.63	(73.9)%
Total RevPAR	$88.61	$399.72	(77.8)%
(1)	Gaylord Rockies operating expenses for the three months ended March 31, 2020 include approximately $1.1 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Entertainment Segment

Total Segment Results. Due to the COVID-19 pandemic, we temporarily closed our Entertainment segment assets in mid-March 2020 and reopened in stages in the summer and fall of 2020 with limited capacity. The Wildhorse Saloon was again closed subsequent to the December 2020 downtown Nashville bombing and reopened in April 2021. The Entertainment segment financial results for the three months ended March 31, 2021 and 2020 are not comparable to historical periods. The following presents the financial results of our Entertainment segment for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2021	2020	Change
Revenues	$14,373	$27,359	(47.5)%
Operating expenses	18,691	29,346	(36.3)%
Depreciation and amortization	3,601	3,105	16.0%
Operating loss (1)(2)	$(7,919)	$(5,092)	(55.5)%
(1)	Entertainment segment operating loss does not include preopening costs of $0.7 million in the three months ended March 31, 2020. See discussion of this item below.
(2)	Entertainment segment operating expenses for the three months ended March 31, 2020 include approximately $3.7 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2021	2020	Change
Operating expenses	$7,528	$8,136	(7.5)%
Depreciation and amortization	566	471	20.2%
Operating loss (1)	$(8,094)	$(8,607)	6.0%
(1)	Corporate segment operating loss for the three months ended March 31, 2020 includes approximately $0.2 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology and other administrative costs. Corporate and Other segment operating expenses decreased in the three months ended March 31, 2021, as compared to the prior year period, primarily as a result of cost containment efforts.

Operating Results – Preopening Costs

Preopening costs during the three months ended March 31, 2021 primarily include costs associated with the Gaylord Palms expansion, which was completed in April 2021. Preopening costs during the three months ended March 31, 2020 primarily include costs associated with Ole Red Orlando, which opened in June 2020, and the Gaylord Palms expansion.

Operating Results – Gain on Sale of Assets

Gain on sale of assets of $0.3 million and $1.3 million during the three months ended March 31, 2021 and 2020, respectively, includes the sale of certain assets at Gaylord Opryland.

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

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2021	2020	Change
Interest expense	$30,796	$29,358	4.9%
Interest income	1,370	2,371	(42.2)%
Loss on extinguishment of debt	(2,949)	—	(100.0)%
Loss from unconsolidated joint ventures	(1,609)	(1,895)	15.1%
Other gains and (losses), net	374	195	91.8%
Provision for income taxes	(3,954)	(26,799)	85.2%

Interest Expense

Interest expense increased $1.4 million during the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to increased principal balances outstanding under our senior notes.

Cash interest expense increased $1.9 million to $30.1 million in the three months ended March 31, 2021, as compared to the same period in 2020. Non-cash interest expense, which includes amortization and write-off of deferred financing costs and is offset by capitalized interest, decreased $0.4 million to $0.7 million in the three months ended March 31, 2021, as compared to the same period in 2020.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs and capitalized interest, but including the impact of interest rate swaps, was 4.4% and 4.5% for the three months ended March 31, 2021 and 2020, respectively.

Interest Income

Interest income for the three months ended March 31, 2021 and 2020 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

In February 2021, we commenced a cash tender offer for any and all outstanding $400 Million 5% Senior Notes at a redemption price of $1,005.00 per $1,000 principal amount. Pursuant to the tender offer, $161.9 million aggregate principal amount of these notes were validly tendered. As a result of our purchase of these tendered notes, and the subsequent redemption of all untendered $400 Million 5% Senior Notes, we recognized a loss on extinguishment of debt of $2.9 million in the three months ended March 31, 2021.

Loss from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for the three months ended March 31, 2021 and 2020 represents our equity method share of losses associated with Circle.

Other Gains and (Losses), net

Other gains and (losses), net for the three months ended March 31, 2021 and 2020 represents various miscellaneous items.

Provision for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended March 31, 2021 and 2020, we recorded an income tax provision of $4.0 million and $26.8 million, respectively. The income tax provision for the three months ended March 31, 2021 and 2020 includes the recording of a valuation allowance of $3.6 million and $26.7 million, respectively, as discussed in Note 12, “Income Taxes,” to the condensed consolidated financial statements included herein. In the three months ended March 31, 2021 and 2020, we also recorded income tax expense of $0.4 million and $0.1 million, respectively, inclusive of valuation allowance, related to current period operations.

Non-GAAP Financial Measures

We present the following non-GAAP financial measures, which we believe are useful to investors as key measures of our operating performance:

EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling in Consolidated Joint Venture Interest Definition

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

Adjusted EBITDAre is then calculated as EBITDAre, plus to the extent the following adjustments occurred during the periods presented:

●	Preopening costs;
●	Non-cash lease expense;
●	Equity-based compensation expense;
●	Impairment charges that do not meet the NAREIT definition above;
●	Credit losses on held-to-maturity securities;
●	Any transactions costs of acquisitions;
●	Loss on extinguishment of debt;
●	Pension settlement charges;
●	Pro rata adjusted EBITDAre from unconsolidated joint ventures; and
●	Any other adjustments we have identified herein.

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

To calculate Adjusted FFO available to common shareholders and unit holders, we then exclude, to the extent the following adjustments occurred during the periods presented:

●	Right-of-use asset amortization;
●	Impairment charges that do not meet the NAREIT definition above;
●	Write-offs of deferred financing costs;
●	Amortization of debt discounts or premiums and amortization of deferred financing costs;
●	Loss on extinguishment of debt;
●	Non-cash lease expense;
●	Credit loss on held-to-maturity securities;
●	Pension settlement charges;
●	Additional pro rata adjustments from unconsolidated joint ventures;
●	(gains) losses on other assets;
●	Transactions costs on acquisitions;
●	Deferred income tax expense (benefit); and
●	Any other adjustments we have identified herein.

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

The following is a reconciliation of our consolidated GAAP net loss to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(117,121)	$(50,736)
Interest expense, net	29,426	26,987
Provision for income taxes	3,954	26,799
Depreciation and amortization	53,315	53,345
Gain on sale of assets	(317)	(1,261)
Pro rata EBITDAre from unconsolidated joint ventures	15	3
EBITDAre	(30,728)	55,137
Preopening costs	399	801
Non-cash lease expense	1,088	1,117
Equity-based compensation expense	2,522	2,230
Credit loss on held-to-maturity securities	—	5,828
Interest income on Gaylord National bonds	1,321	1,465
Loss on extinguishment of debt	2,949	—
Transaction costs of acquisitions	—	297
Adjusted EBITDAre	(22,449)	66,875
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	744	(7,706)
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$(21,705)	$59,169

The following is a reconciliation of our consolidated GAAP net loss to FFO and Adjusted FFO for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(117,121)	$(50,736)
Noncontrolling interest in consolidated joint venture	11,793	4,220
Net loss available to common shareholders and unit holders	(105,328)	(46,516)
Depreciation and amortization	53,278	53,308
Adjustments for noncontrolling interest	(7,930)	(8,557)
Pro rata adjustments from joint ventures	15	5
FFO available to common shareholders and unit holders	(59,965)	(1,760)
Right-of-use asset amortization	37	37
Non-cash lease expense	1,088	1,117
Credit loss on held-to-maturity securities	—	5,828
Gain on other assets	(317)	(1,261)
Amortization of deferred financing costs	2,209	1,894
Amortization of debt premiums	(70)	(67)
Loss on extinguishment of debt	2,949	—
Adjustments for noncontrolling interest	(217)	(214)
Transaction costs of acquisitions	—	297
Deferred tax expense	3,781	26,559
Adjusted FFO available to common shareholders and unit holders	$(50,505)	$32,430

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the three months ended March 31, 2021, with most of our hotels and other assets operating at limited capacity, our net cash flows used in operating activities were $42.9 million, primarily reflecting cash used in our net loss before depreciation expense, amortization expense and other non-cash charges of $53.7 million, partially offset by favorable changes in working capital of $10.8 million. The favorable changes in working capital primarily resulted from a decrease in property tax rebates receivable at Gaylord Rockies.

During the three months ended March 31, 2020, our net cash flows provided by operating activities were $4.7 million, primarily reflecting cash provided by our income before depreciation expense, amortization expense and other non-cash charges of $41.0 million, partially offset by unfavorable changes in working capital of $36.3 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities associated with the payment of accrued property taxes and incentive compensation and an increase in accounts receivable due to a seasonal change in the timing of payments received from corporate group customers at our Gaylord Hotels properties.

Cash Flows From Investing Activities. During the three months ended March 31, 2021, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $25.8 million, and consisted primarily of the expansion of Gaylord Palms, a rooms renovation at Gaylord National, and ongoing maintenance capital expenditures for our existing properties.

During the three months ended March 31, 2020, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $43.2 million and consisted primarily of the expansion at Gaylord Palms and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and the payment of cash dividends. During the three months ended March 31, 2021, our net cash flows provided by financing activities were $75.9 million, primarily reflecting net senior note borrowing of

$200.0 million, partially offset by the repayment of $107.3 million in borrowings under our credit facility and the payment of $10.5 million in deferred financing costs.

During the three months ended March 31, 2020, our net cash flows provided by financing activities were $346.8 million, primarily reflecting $400.0 million in borrowings under our revolving credit agreement, partially offset by the payment of $50.1 in cash dividends.

Liquidity

At March 31, 2021, we had $67.1 million in unrestricted cash and $699.7 million available for borrowing under our revolving credit facility. During the three months ended March 31, 2021, we repaid $107.3 million under our credit facility, tendered for and redeemed $400.0 million in aggregate principal amount of senior notes, issued $600.0 million in aggregate principal amount of new senior notes, and incurred capital expenditures of $25.8 million. These net inflows, partially offset by cash flows used in operations discussed above, were the primary factors in the increase in our cash balance from December 31, 2020 to March 31, 2021.

We anticipate investing in our operations during the remainder of 2021 by spending between $46 million and $66 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities and the rooms renovation at Gaylord National. In addition, as mentioned above, we anticipate spending approximately $188 million to purchase the remaining 35% interest in the Gaylord Rockies joint venture and $22 million to purchase approximately 130 acres of undeveloped, adjacent land.

We believe that our cash on hand, together with amounts available for borrowing under our revolving credit facility, will be adequate to fund our general short-term commitments, as well as: (i) current operating expenses, (ii) interest expense on long-term debt obligations, and (iii) financing lease and operating lease obligations until our assets are able to operate at pre-COVID-19 pandemic levels. Our ability to draw on our credit facility is subject to the satisfaction of provisions of the credit facility, as amended. Based on our current projections, we estimate that our average monthly cash needs during the second quarter of 2021 (defined as Adjusted EBITDAre less cash interest expense and debt service) will be approximately $10 million to $13 million, which includes the Gaylord Rockies joint venture’s operating costs and debt service fully consolidated.

Our outstanding principal debt agreements are described below. At March 31, 2021, there were no defaults under the covenants related to our outstanding debt based on the amended terms reached with the lenders in December 2020.

Principal Debt Agreements

Credit Facility. On October 31, 2019, we entered into a Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, which amended and restated the Company’s existing credit facility. As amended, our credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a $300.0 million senior secured term loan A (the “Term Loan A”), and a $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below. In 2020, we entered into two amendments (the “Amendments”) to the Credit Agreement among the same parties, as discussed below.

Each of the Revolver, Term Loan A and Term Loan B is guaranteed by us, each of our four wholly-owned subsidiaries that own the Gaylord Hotels properties, and certain of our other subsidiaries. Each is secured by (i) a first mortgage lien on the real property of each of our four wholly-owned Gaylord Hotels properties, (ii) pledges of equity interests in our subsidiaries that own the four wholly-owned Gaylord Hotels properties, (iii) pledges of equity interests in the Operating Partnership, our subsidiaries that guarantee the Credit Agreement, and certain other of our subsidiaries, (iv) our personal property and the personal property of the Operating Partnership and our guarantor subsidiaries and (v) all proceeds and products from our four wholly-owned Gaylord Hotels properties. Advances are subject to a 55% borrowing base, based on the appraisal value of the four wholly-owned Gaylord Hotels properties (reduced to 50% in the event one of the four wholly-owned Gaylord Hotels properties is sold). Assets of the Gaylord Rockies joint venture are not subject to the liens of our credit facility.

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

The Amendments provide for a waiver of the foregoing financial covenants through March 31, 2022 (the “Temporary Waiver Period”). In addition, the Amendments contain a covenant that we must maintain unrestricted liquidity (in the form of unrestricted cash on hand or undrawn availability under the Revolver) of at least $100 million. In the event we are unable to comply with the Credit Agreement’s financial covenants, we expect to further amend the Credit Agreement or take other mitigating actions prior to a potential breach.

We may elect to terminate the Temporary Waiver Period prior to expiration. For the first quarter following the expiration or termination of the Temporary Waiver Period, we will calculate compliance with the financial covenants in the Credit Agreement using a designated annualized calculation based on our most recently completed fiscal quarter. Thereafter, we will be required to satisfy financial covenants at the levels set forth in the Credit Agreement using a designated annualized calculation based on our most recently completed fiscal quarters, as applicable. Pursuant to the Amendment, we are required to use any proceeds from borrowings drawn during the Temporary Waiver Period and until we demonstrate financial covenant compliance following the expiration or earlier termination of the Temporary Waiver Period (the “Restricted Period”) to fund operating expenses, debt service of the Company and its subsidiaries, and permitted capital expenditures and investments.

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated, and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Revolving Credit Facility. Pursuant to the Credit Agreement, we extended the maturity date of the Revolver to March 31, 2024, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.40% to 1.95%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. Pursuant to the Amendments, through March 31, 2021, the interest rate on LIBOR-based borrowings under the Revolver was LIBOR plus 1.95%, and beginning April 1, 2021 through the end of the Restricted Period, the interest rate on LIBOR-based borrowings under the Revolver will be LIBOR plus 2.25%. Principal is payable in full at maturity.

At March 31, 2021, there were no borrowings outstanding under the Revolver, and the lending banks had issued $0.3 million of letters of credit under the Credit Agreement, which left $699.7 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $600 Million 4.5% Senior Notes and our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), which we met at March 31, 2021).

Term Loan A Facility. Pursuant to the Credit Agreement, in 2019 the Term Loan A was increased from $200 million to $300 million and the maturity date was extended to March 31, 2025. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.35% to 1.90%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. Pursuant to the Amendments, through March 31, 2021, the interest rate on LIBOR-based loans under the Term Loan A was LIBOR plus 1.90%, and beginning April 1, 2021 through the end of the Restricted Period, the interest rate on LIBOR-based borrowings under the Term Loan A will be LIBOR plus 2.25%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed.

Term Loan B Facility. The Term Loan B has a maturity date of May 11, 2024. The applicable interest rate margins for borrowings under the Term Loan B are, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set forth in the Credit Agreement. At March 31, 2021, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. We have designated these interest rate swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At March 31, 2021, $380.0 million in borrowings were outstanding under the Term Loan B.

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

The net proceeds from the issuance of the $600 Million 4.50% Senior Notes totaled approximately $591 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used a significant portion of these proceeds to tender and redeem our previous $400 Million 5% Senior Notes, as discussed below, and to repay all of the amounts outstanding under the Revolver and for general corporate purposes.

The $600 Million 4.50% Senior Notes are redeemable before February 15, 2024, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $600 Million 4.50% Senior Notes will be redeemable, in whole or in part, at any time on or after February 15, 2024 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 102.250%, 101.500%, 100.750%, and 100.000% beginning on February 15 of 2024, 2025, 2026, and 2027, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

Tender for and Redemption of $400 Million 5% Senior Notes. In 2015, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of senior notes due 2023.

On February 9, 2021, we commenced a cash tender offer for any and all outstanding $400 Million 5% Senior Notes at a redemption price of $1,005.00 per $1,000 principal amount. Pursuant to the tender offer, $161.9 million aggregate principal amount of the $400 Million 5% Senior Notes were validly tendered. We used a portion of the proceeds from the issuance of the $600 Million 4.50% Senior Notes to fund the tender offer. In accordance with the indenture governing the $400 Million 5% Senior Notes, subsequent to the expiration of the tender offer, on February 17, 2021, we gave irrevocable notice of the redemption of all remaining $400 Million 5% Senior Notes not tendered in the tender offer and irrevocably deposited with the trustee for the $400 Million 5% Senior Notes an amount sufficient to pay the redemption price of the $400 Million 5% Senior Notes called for redemption at that date, including interest through April 15, 2021. The redemption and cancellation of the $400 Million 5% Senior Notes was completed on April 15, 2021. We used a portion of the proceeds from the issuance of the $600 Million 4.50% Senior Notes to fund the redemption.

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

Additional Debt Limitations. Pursuant to the terms of the management agreements and pooling agreement with Marriott for our four wholly-owned Gaylord Hotels properties, we are subject to certain debt limitations described below.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at March 31, 2021 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2025 are $408.3 million. These estimated obligations are $83.8 million for the remainder of 2021, $108.6 million in 2022, $83.4 million in 2023, $69.6 million in 2024, and $62.9 million in 2025. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the interest we paid during the fiscal years 2020, 2019 and 2018.

Supplemental Guarantor Financial Information

The Company’s $600 million 4.50% senior notes and $700 million 4.75% senior notes were each issued by the Operating Partnership and RHP Finance Corporation, a Delaware corporation (collectively, the “Issuers”), and are guaranteed on a senior unsecured basis by the Company (as the parent company), each of the Operating Partnership’s four wholly-owned subsidiaries that own the four wholly-owned Gaylord Hotels properties, and certain other of the Company’s subsidiaries, each of which also guarantees the Operating Partnership’s Credit Agreement, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The Guarantors are 100% owned by the Operating Partnership or the Company, and the guarantees are full and unconditional and joint and several. The guarantees rank equally in right of payment with each Guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such Guarantor. Not all of the Company’s subsidiaries have guaranteed the Company’s $600 million 4.50% senior notes and $700 million 4.75% senior notes, and the guarantees are structurally subordinated to all indebtedness and other obligations of such subsidiaries that have not guaranteed the Company’s $600 million 4.50% senior notes and $700 million 4.75% senior notes.

The following tables present summarized financial information for the Issuers and the Guarantors on a combined basis. The intercompany balances and transactions between these parties, as well as any investments in or equity in earnings from non-guarantor subsidiaries, have been eliminated (amounts in thousands).

	March 31,	December 31,
	2021	2020
Net receivables due from non-guarantor subsidiaries	$221,804	$138,241
Other assets	1,694,929	1,660,137
Total assets	$1,916,733	$1,798,378

Total liabilities	$2,096,002	$1,995,509
Total noncontrolling interest	$12,623	$14,516

Three Months Ended
March 31, 2021
Revenues from third-parties	$135
Revenues from non-guarantor subsidiaries	41,597
Operating expenses (excluding expenses to non-guarantor subsidiaries)	28,357
Expenses to non-guarantor subsidiaries	2,906
Operating income	10,469
Net loss	(14,359)
Net loss available to common stockholders	(13,552)

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, credit losses on financial assets, stock-based compensation, derivative financial instruments, depreciation and amortization, income taxes, pension plans, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2020. There were no newly identified critical accounting policies in the first three months of 2021, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative market risks since December 31, 2020. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 1A. RISK FACTORS.

Except as otherwise described herein, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Any replacement of LIBOR as the basis on which interest on our variable-rate debt is calculated may harm our financial results, profitability and cash flows.

At March 31, 2021, we had $1.5 billion of variable interest rate debt that was indexed to the London Inter-Bank Offered Rate (“LIBOR”), a portion of which are subject to interest rate swap agreements.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “2017 FCA Announcement”). The 2017 FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark.

On March 5, 2021, the FCA announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting spread adjustments that may be used to convert contracts automatically from LIBOR to the Secured Overnight Financing Rate (“SOFR”). Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021. While we currently expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that date. This could result, for example, if an insufficient number of banks continue to make submissions to the LIBOR administrator, or if regulatory considerations prompt holders of our variable interest rate debt to make an earlier transition.

LIBOR reform proposals may result in the establishment of new methods for calculating LIBOR or the establishment of one or more alternative benchmark rates (including SOFR plus the applicable spread adjustment). Although the agreements governing our indebtedness provide for successor base rates, as applicable, the successor base rates may not be related to LIBOR, and the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. If LIBOR ceases to be usable as an interest rate benchmark, we may need to amend the agreements governing our indebtedness, and we cannot predict what alternative interest rate(s) will be negotiated with our counterparties. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness and/or interest rate swaps may be impacted and our available cash flow may be adversely affected.

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

4.2	Form of 4.500% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 17, 2021).

22*	List of Parent and Subsidiary Guarantors.

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Equity (unaudited) for the three months ended March 31, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: May 4, 2021	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Corporate
Controller and Chief Accounting Officer