Form 10-Q
period 2021-06-30
Ryman Hospitality Properties, Inc.
filed 2021-08-03
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2021
Common Stock, par value $.01	55,065,442 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2021

INDEX

Page

Part I - Financial Information	3

Item 1. Financial Statements.	3

Condensed Consolidated Balance Sheets (Unaudited) – June 30, 2021 and December 31, 2020	3

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) - For the Three Months and Six Months Ended June 30, 2021 and 2020	4

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Six Months Ended June 30, 2021 and 2020	5

Condensed Consolidated Statements of Equity (Deficit) and Noncontrolling Interest (Unaudited) - For the Three Months and Six Months Ended June 30, 2021 and 2020	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	48

Item 4. Controls and Procedures.	48

Part II - Other Information	48

Item 1. Legal Proceedings.	48

Item 1A. Risk Factors.	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	49

Item 3. Defaults Upon Senior Securities.	49

Item 4. Mine Safety Disclosures.	49

Item 5. Other Information.	49

Item 6. Exhibits.	50

SIGNATURES	51

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30,	December 31,
	2021	2020
ASSETS:
Property and equipment, net (including $0 and $932,473 from VIEs, respectively)	$3,104,336	$3,117,247
Cash and cash equivalents - unrestricted (including $0 and $14,441 from VIEs, respectively)	71,612	56,697
Cash and cash equivalents - restricted	17,013	23,057
Notes receivable, net	71,972	71,923
Trade receivables, net	36,937	20,106
Prepaid expenses and other assets (including $0 and $32,966 from VIEs, respectively)	103,545	100,494
Intangible assets, net (including $0 and $162,366 from VIEs, respectively)	146,885	166,971
Total assets	$3,552,300	$3,556,495

LIABILITIES AND EQUITY:
Debt and finance lease obligations (including $0 and $794,416 from VIEs, respectively)	$2,970,145	$2,658,008
Accounts payable and accrued liabilities (including $0 and $59,573 from VIEs, respectively)	238,460	203,121
Dividends payable	332	843
Deferred management rights proceeds	172,173	172,724
Operating lease liabilities	108,283	107,569
Deferred income tax liabilities, net	5,838	665
Other liabilities (including $0 and $18,978 from VIEs, respectively)	82,888	92,779
Total liabilities	3,578,119	3,235,709
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	—	100,969
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 55,065 and 54,982 shares issued and outstanding, respectively	551	550
Additional paid-in capital	1,095,415	1,192,261
Treasury stock of 648 and 648 shares, at cost	(18,467)	(18,467)
Distributions in excess of retained earnings	(1,074,872)	(911,092)
Accumulated other comprehensive loss	(40,647)	(57,951)
Total stockholders' equity (deficit)	(38,020)	205,301
Noncontrolling interest in Operating Partnership	12,201	14,516
Total equity (deficit)	(25,819)	219,817
Total liabilities and equity	$3,552,300	$3,556,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Rooms	$61,971	$2,802	$90,199	$108,930
Food and beverage	45,619	1,510	63,794	147,260
Other hotel revenue	28,098	5,993	51,497	39,786
Entertainment	35,173	4,376	49,546	31,735
Total revenues	170,861	14,681	255,036	327,711

Operating expenses:
Rooms	15,039	4,472	24,516	36,780
Food and beverage	33,748	11,891	53,077	95,702
Other hotel expenses	61,365	45,045	115,922	135,519
Management fees, net	2,149	(563)	2,902	4,929
Total hotel operating expenses	112,301	60,845	196,417	272,930
Entertainment	25,639	13,457	44,330	42,803
Corporate	8,978	7,258	16,506	15,394
Preopening costs	217	700	616	1,501
Gain on sale of assets	—	—	(317)	(1,261)
Credit loss on held-to-maturity securities	—	19,145	—	24,973
Depreciation and amortization	54,673	54,011	107,988	107,356
Total operating expenses	201,808	155,416	365,540	463,696

Operating loss	(30,947)	(140,735)	(110,504)	(135,985)
Interest expense	(29,847)	(30,042)	(60,643)	(59,400)
Interest income	1,451	1,854	2,821	4,225
Loss on extinguishment of debt	—	—	(2,949)	—
Loss from unconsolidated joint ventures	(1,910)	(1,820)	(3,519)	(3,715)
Other gains and (losses), net	(173)	(16,755)	201	(16,560)
Loss before income taxes	(61,426)	(187,498)	(174,593)	(211,435)
Provision for income taxes	(1,623)	(161)	(5,577)	(26,960)
Net loss	(63,049)	(187,659)	(180,170)	(238,395)

Net loss attributable to noncontrolling interest in consolidated joint venture	4,708	14,167	16,501	18,387
Net loss attributable to noncontrolling interest in Operating Partnership	422	—	1,229	—
Net loss available to common stockholders	$(57,919)	$(173,492)	$(162,440)	$(220,008)

Basic loss per share available to common stockholders	$(1.05)	$(3.16)	$(2.95)	$(4.00)
Diluted loss per share available to common stockholders	$(1.05)	$(3.16)	$(2.95)	$(4.00)

Comprehensive loss, net of taxes	$(51,845)	$(188,848)	$(162,866)	$(277,021)
Comprehensive loss, net of taxes, attributable to noncontrolling interest in consolidated joint venture	4,708	14,228	15,419	27,057
Comprehensive loss, net of taxes, attributable to noncontrolling interest in Operating Partnership	341	—	1,104	—
Comprehensive loss, net of taxes, available to common stockholders	$(46,796)	$(174,620)	$(146,343)	$(249,964)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(180,170)	$(238,395)
Amounts to reconcile net loss to net cash flows used in operating activities:
Provision for deferred income taxes	5,173	26,641
Depreciation and amortization	107,988	107,356
Amortization of deferred financing costs	4,379	3,851
Credit loss on held-to-maturity securities	—	24,973
Forfeiture of Block 21 earnest deposit	—	15,000
Write-off of deferred financing costs	—	235
Loss from unconsolidated joint ventures	3,519	3,715
Stock-based compensation expense	5,668	4,419
Changes in:
Trade receivables	(16,831)	52,237
Accounts payable and accrued liabilities	35,827	(109,821)
Other assets and liabilities	6,553	(1,012)
Net cash flows used in operating activities	(27,894)	(110,801)

Cash Flows from Investing Activities:
Purchases of property and equipment	(53,493)	(83,139)
Purchase of land adjacent to Gaylord Rockies	(22,000)	—
Purchase of additional interest in Gaylord Rockies joint venture	(188,000)	—
Investment in other joint ventures	(4,619)	(6,728)
Other investing activities, net	5,462	1,691
Net cash flows used in investing activities	(262,650)	(88,176)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	119,000	25,000
Repayments under term loan B	(2,500)	(2,500)
Issuance of senior notes	600,000	—
Redemption of senior notes	(400,000)	—
Deferred financing costs paid	(10,628)	(1,510)
Redemption of noncontrolling interest in Operating Partnership	(2,438)	—
Payment of dividends	(499)	(102,315)
Distributions from consolidated joint venture to noncontrolling interest partners	—	(992)
Payment of tax withholdings for share-based compensation	(3,407)	(1,660)
Other financing activities, net	(113)	(143)
Net cash flows provided by (used in) financing activities	299,415	(84,120)

Net change in cash, cash equivalents, and restricted cash	8,871	(283,097)
Cash, cash equivalents, and restricted cash, beginning of period	79,754	420,396
Cash, cash equivalents, and restricted cash, end of period	$88,625	$137,299

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$71,612	$82,376
Cash and cash equivalents - restricted	17,013	54,923
Cash, cash equivalents, and restricted cash, end of period	$88,625	$137,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2020	$550	$1,192,261	$(18,467)	$(911,092)	$(57,951)	$205,301	$14,516	$219,817	$100,969
Net loss	—	—	—	(104,521)	—	(104,521)	(807)	(105,328)	(11,793)
Other comprehensive income, net of income taxes	—	—	—	—	6,100	6,100	—	6,100	—
Redemption of noncontrolling interest in Operating Partnership	—	—	—	(1,352)	—	(1,352)	(1,086)	(2,438)	—
Contribution to consolidated joint venture	—	—	—	—	—	—	—	—	4,425
Restricted stock units and stock options surrendered	—	(3,357)	—	12	—	(3,345)	—	(3,345)	—
Stock-based compensation expense	—	2,522	—	—	—	2,522	—	2,522	—
BALANCE, March 31, 2021	$550	$1,191,426	$(18,467)	$(1,016,953)	$(51,851)	$104,705	$12,623	$117,328	$93,601
Net loss	—	—	—	(57,919)	—	(57,919)	(422)	(58,341)	(4,708)
Other comprehensive income, net of income taxes	—	—	—	—	11,204	11,204	—	11,204	—
Purchase of remaining interest in consolidated joint venture	—	(99,107)	—	—	—	(99,107)	—	(99,107)	(88,893)
Restricted stock units and stock options surrendered	1	(50)	—	—	—	(49)	—	(49)	—
Stock-based compensation expense	—	3,146	—	—	—	3,146	—	3,146	—
BALANCE, June 30, 2021	$551	$1,095,415	$(18,467)	$(1,074,872)	$(40,647)	$(38,020)	$12,201	$(25,819)	$—

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2019	$549	$1,185,168	$(17,315)	$(495,514)	$(28,159)	$644,729	$—	$644,729	$221,511
Net loss	—	—	—	(46,516)	—	(46,516)	—	(46,516)	(4,220)
Adjustment of noncontrolling interest to redemption value	—	—	—	54,265	—	54,265	—	54,265	(54,265)
Transition adjustment related to adoption of ASU 2016-13	—	—	—	(5,343)	2,158	(3,185)	—	(3,185)	—
Other comprehensive loss, net of income taxes	—	—	—	—	(37,437)	(37,437)	—	(37,437)	—
Payment of dividends ($0.95 per share)	—	147	(557)	(51,996)	—	(52,406)	—	(52,406)	—
Restricted stock units and stock options surrendered	1	(1,660)	—	—	—	(1,659)	—	(1,659)	—
Stock-based compensation expense	—	2,230	—	—	—	2,230	—	2,230	—
BALANCE, March 31, 2020	$550	$1,185,885	$(17,872)	$(545,104)	$(63,438)	$560,021	$—	$560,021	$163,026
Net loss	—	—	—	(173,492)	—	(173,492)	—	(173,492)	(14,167)
Adjustment of noncontrolling interest to redemption value	—	—	—	6,174	—	6,174	—	6,174	(6,174)
Other comprehensive loss, net of income taxes	—	—	—	—	(1,189)	(1,189)	—	(1,189)	—
Payment of dividends	—	—	(595)	624	—	29	—	29	—
Distribution from consolidated joint venture to noncontrolling interest partners	—	—	—	—	—	—	—	—	(992)
Restricted stock units and stock options surrendered	—	(29)	—	—	—	(29)	—	(29)	—
Stock-based compensation expense	—	2,190	—	—	—	2,190	—	2,190	—
BALANCE, June 30, 2020	$550	$1,188,046	$(18,467)	$(711,798)	$(64,627)	$393,704	$—	$393,704	$141,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION:

On January 1, 2013, Ryman Hospitality Properties, Inc. (“Ryman”) and its subsidiaries (collectively with Ryman, the “Company”) began operating as a real estate investment trust (“REIT”) for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which prior to May 2021 was owned by a joint venture (the “Gaylord Rockies joint venture”) in which the Company owned a 65% interest. The Company’s other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

In April 2021, the Company entered into an agreement with RIDA Development Corporation to acquire the remaining 35% ownership interest in the Gaylord Rockies joint venture not previously owned by the Company for approximately $188.0 million and approximately 130 acres of undeveloped, adjacent land for $22.0 million in cash (the “JV Purchase”). The JV Purchase closed in May 2021 and was funded through cash on hand and borrowings under the Company’s $700 million revolving credit facility. As discussed below, the Company previously consolidated the Gaylord Rockies joint venture in the accompanying condensed consolidated financial statements.

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, management concluded that the Company was the primary beneficiary of the Gaylord Rockies joint venture, which was a variable interest entity (“VIE”). As such, the Company consolidated the assets, liabilities and results of operations of the Gaylord Rockies joint venture in the accompanying condensed consolidated financial statements. The portion of the Gaylord Rockies joint venture that the Company did not previously own was recorded as noncontrolling interest in consolidated joint venture in the accompanying condensed consolidated balance sheet, and any previous adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statements of equity. As the Gaylord Rockies joint venture is now wholly-owned by the Company, it is no longer considered as a VIE.

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

Impact of COVID-19 Pandemic

The novel coronavirus disease (COVID-19) pandemic has spread throughout the United States and continues to have an unprecedented impact on the U.S. economy. Due to the COVID-19 pandemic, the Company has experienced disruption of its business and in March 2020 temporarily suspended operations of most of its assets, as further described below. While the Company’s assets, including Gaylord National, which reopened July 1, 2021, are now open and operating, there is significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on the Company’s future results of operations and financial position.

The Company, in consultation with local governmental authorities, first determined to close its Nashville-based entertainment venues in mid-March 2020. As cancellations at the Gaylord Hotels properties began to increase, the Company and its hotel manager, Marriott, implemented a series of operational changes, culminating with the suspension of operations at the Gaylord Hotels properties in late March 2020. Gaylord Texan reopened June 8, 2020, and Gaylord Opryland, Gaylord Palms and Gaylord Rockies reopened June 25, 2020. Gaylord National reopened July 1, 2021.

In the Company’s Entertainment segment, in addition to the temporary closure of its entertainment assets, the Company took steps to reduce operating costs in all areas. Many of the Company’s attractions reopened at reduced capacities in May and June 2020. The Grand Ole Opry and Ryman Auditorium began offering limited-capacity tours in June 2020, in September 2020, they reopened for limited-capacity publicly attended performances, and in May 2021, they reopened for full-capacity publicly attended performances. After the April 2021 reopening of the Wildhorse Saloon, which was closed through March 2021 subsequent to the December 2020 downtown Nashville bombing, all of the Company’s entertainment assets are open.

The Company amended its credit facility on April 23, 2020, and again on December 22, 2020, as described in Note 5, “Debt,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company continues to pay all required debt service payments on its indebtedness, lease payments, taxes and other payables.

At June 30, 2021, the Company had $474.7 million available for borrowing under its revolving credit facility and $71.6 million in unrestricted cash on hand. The Company’s quarterly dividend is currently suspended. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement. The Company’s credit agreement permits payment of dividends as necessary to maintain the Company’s REIT status and permits the Company to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to the Company’s board of director’s determinations as to the amount of distributions and timing thereof.

With the exception of the Gaylord Palms expansion project and the renovation of the guest rooms at Gaylord National, the Company has deferred substantially all non-essential capital projects, in addition to delaying the Gaylord Rockies expansion project, which was scheduled to begin construction in second quarter 2020. The Gaylord Palms expansion project was completed in April 2021, and the Company believes the expansion will allow Gaylord Palms to serve groups that have moved their meetings to later in 2021 and beyond.

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

2. REVENUES:

Revenues from occupied hotel rooms are recognized over time as the daily hotel stay is provided to hotel groups and guests. Revenues from concessions, food and beverage sales, and group meeting services are recognized over the period or at the point in time those goods or services are delivered to the hotel group or guest. Revenues from ancillary services at the Company’s hotels, such as spa, parking, and transportation services, are generally recognized at the time the goods or services are provided. Cancellation fees and attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, are generally recognized as revenue in the period the Company determines it is probable that a significant reversal in the amount of revenue recognized will not occur, which is typically the period these fees are collected. The Company generally recognizes revenues from the Entertainment segment at the point in time that services are provided or goods are delivered or shipped to the customer, as applicable. Entertainment segment revenues from licenses of content are recognized at the point in time the content is delivered to the licensee and the licensee can use and benefit from the content. Revenue related to content provided to Circle is eliminated for the portion of Circle that the Company owns. Almost all of the Company’s revenues are either cash-based or, for meeting and convention groups who meet the Company’s credit criteria, billed and collected on a short-term receivables basis. The Company is required to collect certain taxes from customers on behalf of government agencies and remit these to the applicable governmental entity on a periodic basis. These taxes are collected from customers at the time of purchase but are not included in revenue. The Company records a liability upon collection of such taxes from the customer and relieves the liability when payments are remitted to the applicable governmental agency.

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Hotel group rooms	$20,079	$153	$24,591	$82,864
Hotel transient rooms	41,892	2,649	65,608	26,066
Hotel food and beverage - banquets	18,251	81	22,220	108,251
Hotel food and beverage - outlets	27,368	1,429	41,574	39,009
Hotel other	28,098	5,993	51,497	39,786
Entertainment admissions/ticketing	12,655	486	15,815	10,767
Entertainment food and beverage	12,160	1,499	16,956	11,526
Entertainment produced content	1,165	678	3,291	2,617
Entertainment retail and other	9,193	1,713	13,484	6,825
Total revenues	$170,861	$14,681	$255,036	$327,711

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Gaylord Opryland	$45,002	$1,320	$66,761	$77,447
Gaylord Palms	32,702	814	47,819	46,189
Gaylord Texan	34,069	5,472	52,427	61,468
Gaylord National	2,311	529	3,568	49,923
Gaylord Rockies	18,338	1,806	30,308	56,404
AC Hotel	1,459	146	2,264	1,995
Inn at Opryland	1,807	218	2,343	2,550
Total Hospitality segment revenues	$135,688	$10,305	$205,490	$295,976

The majority of the Company’s Entertainment segment revenues are concentrated in Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At June 30, 2021 and December 31, 2020, the Company had $105.2 million and $70.4 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2020, approximately $8.0 million was recognized in revenue during the six months ended June 30, 2021.

3. INCOME (LOSS) PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average shares outstanding - basic	55,058	54,974	55,026	54,943
Effect of dilutive stock-based compensation	—	—	—	—
Effect of dilutive put rights	—	—	—	—
Weighted average shares outstanding - diluted	55,058	54,974	55,026	54,943

For the three months ended June 30, 2021 and 2020, the effect of dilutive stock-based compensation was the equivalent of 0.1 million shares of common stock outstanding, respectively. For the six months ended June 30, 2021 and 2020, the effect of dilutive stock-based compensation was the equivalent of 0.1 million shares of common stock outstanding, respectively. Because the Company had a loss available to common stockholders in the three months and six months ended June 30, 2021 and 2020, these incremental shares were excluded from the computation of dilutive earnings per share as the effect of their inclusion would have been anti-dilutive.

As more fully discussed in Note 4, “Investment in Gaylord Rockies Joint Venture,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, certain affiliates of Ares Management, L.P. each had a put right to require the Company to purchase their joint venture interests in the Gaylord Rockies joint venture in consideration of cash or operating partnership units (“OP Units”) of RHP Hotel Properties, LP (the “Operating Partnership”). These put rights were exercised during 2020 and are excluded from the computation of dilutive earnings per share for the three months and six months ended June 30, 2020 as the effect of their inclusion would have been anti-dilutive due to the Company’s loss available to common stockholders in that period. The OP Units held by the noncontrolling interest holders have been excluded from the denominator of the diluted loss per share calculation for the three months and six months ended June 30, 2021 as there would be no effect on the calculation of diluted loss per share because the loss attributable to the OP Units held by the noncontrolling interest holders would also be subtracted to derive net loss available to common stockholders.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is comprised of amounts related to the Company’s minimum pension liability discussed in Note 11, “Pension Plans,” interest rate derivatives designated as cash flow hedges related to the Company’s outstanding debt as discussed in Note 7, “Debt,” and amounts related to an other-than-temporary impairment of a held-to-maturity investment that existed prior to 2020 with respect to the notes receivable discussed in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein, and Note 3, “Notes Receivable,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2021 and 2020 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2020	$(26,623)	$(3,509)	$(27,819)	$(57,951)
Gains arising during period	8,324	—	176	8,500
Amounts reclassified from accumulated other comprehensive loss	588	105	8,111	8,804
Net other comprehensive income	8,912	105	8,287	17,304
Balance, June 30, 2021	$(17,711)	$(3,404)	$(19,532)	$(40,647)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2019	$(23,916)	$(5,877)	$1,634	$(28,159)
Losses arising during period	(1,106)	—	(40,148)	(41,254)
Amounts reclassified from accumulated other comprehensive loss	33	105	2,490	2,628
Net other comprehensive income (loss)	(1,073)	105	(37,658)	(38,626)
Transition adjustment related to adoption of ASU 2016-13	—	2,158	—	2,158
Balance, June 30, 2020	$(24,989)	$(3,614)	$(36,024)	$(64,627)

5. PROPERTY AND EQUIPMENT:

Property and equipment, including right-of-use finance lease assets, at June 30, 2021 and December 31, 2020 is recorded at cost (except for right-of-use finance lease assets) and summarized as follows (in thousands):

	June 30,	December 31,
	2021	2020
Land and land improvements	$377,593	$351,618
Buildings	3,574,067	3,462,218
Furniture, fixtures and equipment	942,051	960,666
Right-of-use finance lease assets	1,613	1,613
Construction-in-progress	72,079	166,084
	4,967,403	4,942,199
Accumulated depreciation and amortization	(1,863,067)	(1,824,952)
Property and equipment, net	$3,104,336	$3,117,247

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $72.0 million and $71.9 million at June 30, 2021 and December 31, 2020, respectively, net of credit loss reserve of $38.0 million at each of June 30, 2021 and December 31, 2020. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

The Company has the intent and ability to hold these bonds to maturity. The Company’s quarterly assessment of credit losses considers the estimate of projected tax revenues that will service the bonds over their remaining terms. These tax revenue projections are updated each quarter to reflect updated industry projections as to future anticipated operations of the hotel. As a result of reduced tax revenue projections over the remaining life of the bonds, the Company increased its credit loss reserve by $19.1 million and $25.0 million in the three months and six months ended June 30, 2020, respectively. As a result of additional credit loss reserves recorded in the year ended December 31, 2020, at June 30, 2021, the Series B bond is fully reserved. The Series A bond is of higher priority than other tranches which fall between the Company’s two issuances.

During the three months ended June 30, 2021 and 2020, the Company recorded interest income of $1.4 million and $1.7 million, respectively, on these bonds. During the six months ended June 30, 2021 and 2020, the Company recorded interest income of $2.7 million and $3.2 million, respectively, on these bonds. The Company received payments of $2.8 million and $2.9 million during the six months ended June 30, 2021 and 2020, respectively, relating to these bonds. At each of June 30, 2021 and December 31, 2020, before consideration of the credit loss reserve, the Company had accrued interest receivable related to these bonds of $40.9 million.

7. DEBT:

The Company’s debt and finance lease obligations at June 30, 2021 and December 31, 2020 consisted of (in thousands):

	June 30,	December 31,
	2021	2020
$700M Revolving Credit Facility, interest at LIBOR plus 2.25%, maturing March 31, 2024	$225,000	$106,000
$300M Term Loan A, interest at LIBOR plus 2.25%, maturing March 31, 2025	300,000	300,000
$500M Term Loan B, interest at LIBOR plus 2.00%, maturing May 11, 2024	378,750	381,250
$400M Senior Notes, interest at 5.0%, original maturity April 15, 2023	—	400,000
$600M Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	—
$700M Senior Notes, interest at 4.75%, maturing October 15, 2027	700,000	700,000
$800M Gaylord Rockies Term Loan, interest at LIBOR plus 2.50%, maturing July 2, 2023	800,000	800,000
Finance lease obligations	980	1,095
Unamortized deferred financing costs	(36,612)	(32,504)
Unamortized premium	2,027	2,167
Total debt	$2,970,145	$2,658,008

Amounts due within one year consist of the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

At June 30, 2021, there were no defaults under the covenants related to the Company’s outstanding debt based on the amended terms reached with the lenders in December 2020.

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

In accordance with the indenture governing the $400 Million 5% Senior Notes, subsequent to expiration of the tender offer, in February 2021 the Company gave irrevocable notice of the redemption of all remaining $400 Million 5% Senior

Notes not tendered in the tender offer. The redemption and cancellation of the remaining $400 Million 5% Senior Notes was completed on April 15, 2021. The Company used a portion of the proceeds from the issuance of the $600 million 4.50% senior notes discussed below to fund the redemption.

As a result of the Company’s purchase of tendered $400 Million 5% Senior Notes and the redemption of all untendered $400 Million 5% Senior Notes, the Company recognized a loss on extinguishment of debt of $2.9 million in the six months ended June 30, 2021.

$600 Million 4.50% Senior Notes Due 2029

On February 17, 2021, the Operating Partnership and RHP Finance Corporation, a Delaware corporation (“Finco”) completed the private placement of $600.0 million in aggregate principal amount of 4.50% senior notes due 2029 (the “$600 Million 4.50% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Company’s credit agreement. The $600 Million 4.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank National Association, as trustee. The $600 Million 4.50% Senior Notes have a maturity date of February 15, 2029 and bear interest at 4.50% per annum, payable semi-annually in cash in arrears on February 15 and August 15 each year, beginning on August 15, 2021. The $600 Million 4.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the Company’s $700 million 4.75% senior notes due 2027, and senior in right of payment to future subordinated indebtedness, if any. The $600 Million 4.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $600 Million 4.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $600 Million 4.50% Senior Notes.

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

Interest Rate Derivatives

The Company has entered into interest rate swaps to manage interest rate risk associated with the Company’s $500 million term loan B and the Gaylord Rockies $800 million term loan. Each swap has been designated as a cash flow hedge whereby the Company receives variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount. The Company does not use derivatives for trading or speculative purposes and currently does not hold any derivatives that are not designated as hedges.

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

The estimated fair value of the Company’s derivative financial instruments at June 30, 2021 and December 31, 2020 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	June 30,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2021	2020
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	$(1,601)	$(2,206)
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	(1,601)	(2,206)
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	(1,601)	(2,206)
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	$ 87,500	(1,614)	(2,222)
Gaylord Rockies Term Loan	Interest Rate Swap	1.6500%	1-month LIBOR	August 1, 2022	$ 800,000	(13,115)	(18,979)
						$(19,532)	$(27,819)

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

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI			Reclassified from Accumulated
	on Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	June 30,		Accumulated OCI	June 30,
	2021	2020	into Income (Expense)	2021	2020
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(426)	$(4,201)	Interest expense	$(4,110)	$(2,942)
Total derivatives	$(426)	$(4,201)		$(4,110)	$(2,942)

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from Accumulated
	Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Six Months Ended		Reclassified from	Six Months Ended
	June 30,		Accumulated OCI	June 30,
	2021	2020	into Income (Expense)	2021	2020
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$176	$(40,148)	Interest expense	$(8,111)	$(2,490)
Total derivatives	$176	$(40,148)		$(8,111)	$(2,490)

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended June 30, 2021 and 2020 was $29.8 million and $30.0 million, respectively, and for the six months ended June 30, 2021 and 2020 was $60.6 million and $59.4 million, respectively.

At June 30, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $20.8 million. As of June 30, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $20.8 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

9. LEASES:

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which Gaylord Palms is located, building or land leases for Ole Red Gatlinburg, Ole Red Orlando and Ole Red Tishomingo, various warehouse, general office and other equipment leases. The Gaylord Palms land lease has a term through 2074, which may be extended through January 2101, at the Company’s discretion. The leases for Ole Red locations range from five to ten years, with renewal options ranging from five to fifty-five years, at the Company’s discretion. Extension options are not considered reasonably assured and as a result are not included in the Company’s calculation of its right-of-use assets and lease liabilities.

The terms of the Gaylord Palms lease include variable lease payments based upon net revenues at Gaylord Palms and certain other of the Company’s leases include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As the discount rate implicit in the Company’s operating leases is not readily determinable, the Company applies judgments related to the determination of the discount rates used to calculate the lease liability as required by Accounting Standards Codification Topic 842, “Leases”. The Company calculates its incremental borrowing rates by utilizing judgments and estimates regarding the Company’s secured borrowing rates, market credit rating, comparable bond yield curve, and adjustments to market yield curves to determine a securitized rate.

The Company’s lease costs for the three months and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$3,243	$2,793	$6,370	$6,080
Finance lease cost:
Amortization of right-of-use assets	37	37	74	74
Interest on lease liabilities	10	12	21	25
Net lease cost	$3,290	$2,842	$6,465	$6,179

Future minimum lease payments under non-cancelable leases at June 30, 2021 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$6,248	$248
Year 2	6,065	232
Year 3	5,922	106
Year 4	5,866	46
Year 5	6,049	46
Years thereafter	565,247	544
Total future minimum lease payments	595,397	1,222
Less amount representing interest	(487,114)	(242)
Total present value of minimum payments	$108,283	$980

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	50.0	years
Finance leases	10.3	years
Weighted-average discount rate:
Operating leases	6.9%
Finance leases	4.0%

10. STOCK PLANS:

During the six months ended June 30, 2021, the Company granted 0.3 million restricted stock units with a weighted-average grant date fair value of $73.69 per unit. There were 0.5 million and 0.4 million restricted stock units outstanding at June 30, 2021 and December 31, 2020, respectively.

Compensation expense for the Company’s stock-based compensation plans was $3.1 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively, and $5.7 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively.

11. PENSION PLANS:

Net periodic pension expense (benefit) reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest cost	$478	$675	$950	$1,351
Expected return on plan assets	(1,028)	(1,054)	(2,047)	(2,109)
Amortization of net actuarial loss	295	281	584	563
Net settlement loss	566	—	566	—
Total net periodic pension expense (benefit)	$311	$(98)	$53	$(195)

As a result of increased lump-sum distributions from the Company’s qualified retirement plan during 2021, a net settlement loss of $0.6 million was recognized in the three months and six months ended June 30, 2021.

In addition, the increase in lump-sum distributions required the Company to re-measure its liability under its pension plan as of June 30, 2021. As a result of the re-measurement, as well as an increase in the pension plan’s assumed discount rate from 1.95% at December 31, 2020 to 2.31% at June 30, 2021, the Company recorded a $6.9 million decrease to its liability under the pension plan and a corresponding decrease in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet at June 30, 2021.

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

For the three months ended June 30, 2021 and 2020, the Company recorded an income tax provision of $1.6 million and $0.2 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded an income tax provision of $5.6 million and $27.0 million, respectively. The income tax provision for the six months ended June 30, 2021 and 2020 included the recording of a valuation allowance of $3.6 million and $26.7 million, respectively, as further described below. Additionally, in the six months ended June 30, 2021 and 2020, the Company recorded an income tax provision of $2.0 million and $0.2 million, respectively, inclusive of valuation allowance, related to the current period operations of the Company.

Due to the financial statement impact of the COVID-19 pandemic, in connection with the preparation of the condensed consolidated financial statements included herein, the Company reassessed the realizability of net deferred tax assets during 2020, and as a result, the Company included a valuation allowance of $26.7 million in its income tax provision for the six months ended June 30, 2020 on the net deferred tax assets of its TRSs. After further analysis, the Company identified the need for an additional valuation allowance related to the deferred tax assets in 2020 of $3.6 million, which is included in the income tax provision for the six months ended June 30, 2021.

At June 30, 2021 and December 31, 2020, the Company had no unrecognized tax benefits.

13. COMMITMENTS AND CONTINGENCIES:

The Company has entered into limited repayment and carry guaranties related to the Gaylord Rockies Loan that, in the aggregate, guarantee repayment of 10% of the principal debt, together with interest and operating expenses, which are to be released once Gaylord Rockies achieves a certain debt service coverage threshold as defined in the Gaylord Rockies Loan. Generally, the Gaylord Rockies Loan is non-recourse to the Company, subject to (i) those limited guaranties, (ii) a completion guaranty in the event a property expansion is pursued, and (iii) customary non-recourse carve-outs.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At June 30, 2021, 0.4 million outstanding OP Units, or less than 1% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheet. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

At-the-Market (“ATM”) Equity Distribution Agreement

On May 27, 2021, the Company entered into an ATM equity distribution agreement (the “ATM Agreement”) with a consortium of banks (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell to or through the Sales Agents (the “ATM Offering”), from time to time, up to 4.0 million shares (the “Shares”) of the Company’s common stock in such share amounts as the Company may specify by notice to the Sales Agents, in accordance with the terms and conditions set forth in the ATM Agreement.

Under the ATM Agreement, the Company will set the parameters for the sale of the Shares, including the number of the Shares to be issued, the time period during which sales are requested to be made, limitation on the number of the Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Each Sales Agent will use its commercially reasonable efforts, consistent with its normal trading and sales practices, to sell such Shares up to the amount specified, and otherwise in accordance with mutually agreed terms between the Sales Agent and the Company. Neither the Company nor any of the Sales Agents are obligated to sell any specific number or dollar amount of Shares under the ATM Agreement. The Sales Agents will be paid a commission of up to 2.0% of the gross sales price from the sale of any Shares. The Company intends to use the net proceeds from any sale of Shares for the repayment of outstanding indebtedness, which may include the repayment of amounts outstanding under the Company’s credit agreement governing the Company’s revolving credit facility. Net proceeds which are not used for the repayment of outstanding indebtedness (to the extent then permitted by the Company’s credit agreement) may be used for general corporate purposes.

No shares were issued under the ATM Agreement during the three months and six months ended June 30, 2021.

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

The Company’s interest rate swaps consist of over-the-counter swap contracts, which are not traded on a public exchange. The Company determines the fair value of these swap contracts based on a widely accepted valuation methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows, using interest rates derived from observable market interest rate curves and volatilities, with appropriate adjustments for any significant impact of non-performance risk of the parties to the swap contracts. Therefore, these swap contracts have been classified as Level 2.

The Company has consistently applied the above valuation techniques in all periods presented and believes it has obtained the most accurate information available for each type of instrument.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, were as follows (in thousands):

		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$30,637	$30,637	$—	$—
Total assets measured at fair value	$30,637	$30,637	$—	$—

Variable to fixed interest rate swaps	$19,532	$—	$19,532	$—
Total liabilities measured at fair value	$19,532	$—	$19,532	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$31,277	$31,277	$—	$—
Total assets measured at fair value	$31,277	$31,277	$—	$—

Variable to fixed interest rate swaps	$27,819	$—	$27,819	$—
Total liabilities measured at fair value	$27,819	$—	$27,819	$—

The remainder of the assets and liabilities held by the Company at June 30, 2021 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximates fair value, except as described below.

The Company has outstanding $600.0 million in aggregate principal amount of $600 million 4.50% senior notes. The carrying value of these notes at June 30, 2021 was $590.0 million, net of unamortized deferred financing costs (“DFCs”). The fair value of these notes, based upon quoted market prices (Level 1), was $606.0 million at June 30, 2021.

The Company has outstanding $700.0 million in aggregate principal amount of $700 million 4.75% senior notes. The carrying value of these notes at June 30, 2021 was $692.0 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $719.6 million at June 30, 2021.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Hospitality	$135,688	$10,305	$205,490	$295,976
Entertainment	35,173	4,376	49,546	31,735
Corporate and Other	—	—	—	—
Total	$170,861	$14,681	$255,036	$327,711

Depreciation and amortization:
Hospitality	$50,487	$49,588	$99,635	$99,357
Entertainment	3,621	3,402	7,222	6,507
Corporate and Other	565	1,021	1,131	1,492
Total	$54,673	$54,011	$107,988	$107,356

Operating income (loss):
Hospitality	$(27,100)	$(100,128)	$(90,562)	$(76,311)
Entertainment	5,913	(12,483)	(2,006)	(17,575)
Corporate and Other	(9,543)	(8,279)	(17,637)	(16,886)
Preopening costs (1)	(217)	(700)	(616)	(1,501)
Gain on sale of assets (2)	—	—	317	1,261
Credit loss on held-to-maturity securities (3)	—	(19,145)	—	(24,973)
Total operating loss	(30,947)	(140,735)	(110,504)	(135,985)

Interest expense	(29,847)	(30,042)	(60,643)	(59,400)
Interest income	1,451	1,854	2,821	4,225
Loss on extinguishment of debt	—	—	(2,949)	—
Loss from unconsolidated joint ventures	(1,910)	(1,820)	(3,519)	(3,715)
Other gains and (losses), net	(173)	(16,755)	201	(16,560)
Loss before income taxes	$(61,426)	$(187,498)	$(174,593)	$(211,435)
(1)	Preopening costs for the three months and six months ended June 30, 2021 relates to the Hospitality segment. Preopening costs for the three months ended June 30, 2020 include $0.1 million and $0.6 million for the Hospitality and Entertainment segments, respectively. Preopening costs for the six months ended June 30, 2020 include $0.2 million and $1.3 million for the Hospitality and Entertainment segments, respectively.
(2)	Gain on sale of assets for the six months ended June 30, 2021 and 2020 relates to the Hospitality segment.
(3)	Credit loss on held-to-maturity securities for the three months and six months ended June 30, 2020 relates to the Hospitality segment.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) future travel, transient and group demand, the anticipated impact of the novel coronavirus disease (COVID-19) pandemic on our results of operations and liquidity, the expected effects of cost containment efforts, and efforts to rebook customers for later dates in 2021 and later years; (ii) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) the suspension of our dividend and our dividend policy, including the frequency and amount of any dividend we may pay; (v) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our use of cash during the remainder of 2021; (x) our ability to borrow available funds under our credit facility; (xi) our expectations about successfully amending the agreements governing our indebtedness should the need arise; and (xii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, risks and uncertainties associated with the COVID-19 pandemic, including the effects of the COVID-19 pandemic on us and the hospitality and entertainment industries generally, the effects of the COVID-19 pandemic on the demand for travel, transient and group business (including government-imposed restrictions or guidelines), levels of consumer confidence in the safety of travel and group gathering as a result of COVID-19, the length and severity of the COVID-19 pandemic in the United States and the pace of recovery following the COVID-19 pandemic, the duration and severity of the COVID-19 pandemic in the markets where our assets are located, the economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness and/or to successfully amend the agreements governing our indebtedness in the future, changes in interest rates, including future changes from the London Inter-Bank Offered Rate (“LIBOR”) to a different base rate, and those factors described elsewhere in this Quarterly Report on Form 10-Q, including in Item 1A, “Risk Factors,” and our Annual Report on Form 10-K for the year ended December 31, 2020 or described from time to time in our other reports filed with the SEC.

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our core holdings include a network of five upscale, meetings-focused resorts totaling 9,917 rooms that are managed by Marriott under the Gaylord Hotels brand. These five resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center (“Gaylord Rockies”), which was previously owned by a joint venture (the “Gaylord Rockies joint venture”), in which we owned a 65% interest. On May 7, 2021, we purchased the remaining 35% interest in the Gaylord Rockies joint venture. Our other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

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

Impact of COVID-19 Pandemic

The novel coronavirus disease (COVID-19) pandemic has spread throughout the United States and continues to have an unprecedented impact on the U.S. economy. As discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2020, due to the COVID-19 pandemic, we have experienced disruption of our business. While all of our assets have reopened and are operating, there is significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on our future results of operations and financial position.

We continue taking steps to preserve liquidity in order to weather the COVID-19 pandemic, and continue to pay all required debt service payments on our indebtedness, lease payments, taxes and other payables. At June 30, 2021, we had $474.7 million available for borrowing under our revolving credit facility and $71.6 million in unrestricted cash on hand. Within our Hospitality segment, we, along with Marriott, have implemented various actions in order to contain costs in all areas. We have implemented similar cost containment initiatives in our Entertainment and Corporate segments.

As previously disclosed in 2020, we have suspended our regular quarterly dividend payments to stockholders. Our board of directors will consider a future dividend as permitted by our credit agreement and subject to our board of director’s determinations as to the amount of distributions and the timing thereof. With the exception of the Gaylord Palms expansion project and the renovation of the rooms at Gaylord National, we have deferred all non-essential capital projects. With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties; however Marriott has suspended this obligation through December 2021, although we have made voluntary contributions to fund the rooms renovation at Gaylord National.

As previously disclosed in 2020, we entered into certain amendments to the credit agreement governing our $700 million revolving credit facility (of which $225.0 million was outstanding at June 30, 2021), $300 million term loan A facility and the original $500 million term loan B facility (of which $378.8 million was outstanding at June 30, 2021). Together, the amendments provided for a temporary waiver of financial covenants in the credit facility through March 31, 2022 (unless terminated early by us at our option) and confirm our continued ability to borrow the remaining amounts available under the revolving credit facility (subject to a minimum liquidity covenant). Additionally, in 2020 the Gaylord Rockies joint venture completed an amendment to its $800 million term loan that provided the ability to use cash for certain purposes, even during a Cash Sweep Period (as defined in the loan agreement). Beginning in July 2020, the Gaylord Rockies joint venture was in a Cash Sweep Period pursuant to the loan agreement. For additional discussion of this amendment and other amendments to our credit agreement, see “Principal Debt Agreements” below.

Impact on Operations. Except for Gaylord National, which reopened in July 2021, and the Wildhorse Saloon, which closed subsequent to the December 2020 downtown Nashville bombing and reopened in April 2021, our hotels and entertainment venues reopened in the second and third quarters of 2020.

We and Marriott’s sales teams have been working closely with our customers to rebook previously cancelled business and, through June 30, 2021, we have rebooked approximately 66% of total room nights cancelled as a result of the COVID-19 pandemic. Cancelled room nights in the six months ended June 30, 2021 decreased 53% from the six months ended December 31, 2020 and group attrition as a percentage of contracted block has decreased in each sequential quarter since the onset of the COVID-19 pandemic. Occupancy within our Hospitality segment (including Gaylord National for the period it was closed) has increased each sequential month in 2021, from 11.9% in January 2021 to 47.3% in June 2021. In addition, organic group bookings (defined as bookings unrelated to a COVID-19 pandemic rebooking) made up 56% of group room nights booked in the three months ended June 30, 2021, compared to 44% in the three months ended March 31, 2021, 26% in the three months ended December 31, 2020 and 23% in the three months ended September 30, 2020.

The aforementioned rebooking efforts have resulted in contracted business for 2022 that approaches or exceeds pre-pandemic levels based on pacing in 2018 for 2019. Our group ADR on-the-books for the next five years is ahead of the same time in 2018 by an average of 6.0% per year. This combined impact yields projected group rooms revenue on-the-books that we estimate is at or above pre-pandemic levels.

For additional discussion of the impact of the COVID-19 pandemic on our business, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Gaylord Rockies Joint Venture

In May 2021, we purchased the remaining 35% ownership interest in the Gaylord Rockies joint venture. Prior to May 2021, we had a 65% ownership interest in the Gaylord Rockies joint venture, and our management concluded that the Company was the primary beneficiary of this previous variable interest entity (“VIE”). The financial position and results of operations of this previous VIE have been consolidated in the accompanying condensed consolidated financial statements included herein. We also purchased 130 acres of undeveloped land, adjacent to Gaylord Rockies.

Gaylord Palms Expansion

In 2018, we began construction of a $158 million expansion of Gaylord Palms, which includes an additional 302 guest rooms and 96,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure. The expansion was completed in April 2021.

Circle

In 2019, we acquired a 50% equity interest in Circle, and we have made $17.0 million in capital contributions through June 30, 2021. In addition, we intend to contribute up to an additional $4.0 million through December 31, 2021. Circle launched its broadcast network on January 1, 2020, with sixteen original shows and two major distribution partnerships. As of July 2021, Circle is available to more than 65% of U.S. television households via over-the-air and cable television and is available through multiple online streaming services covering over 154 million monthly average users.

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

In accordance with the indenture governing the $400 Million 5% Senior Notes, subsequent to expiration of the tender offer, in February 2021 we gave irrevocable notice of the redemption of all remaining $400 Million 5% Senior Notes not tendered in the tender offer. The redemption and cancellation of the remaining $400 Million 5% Senior Notes was completed April 15, 2021. We used a portion of the proceeds from the issuance of the $600 million 4.50% senior notes discussed below to fund the redemption.

As a result of the Company’s purchase of tendered $400 Million 5% Senior Notes and the redemption of all untendered $400 Million Senior Notes, we recognized a loss on extinguishment of debt of $2.9 million in the six months ended June 30, 2021.

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

Our Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, our equity investment in Circle, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three months and six months ended June 30, 2021 and 2020, our total revenues were divided among these business segments as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2021	2020	2021	2020
Hospitality	79%	70%	81%	90%
Entertainment	21%	30%	19%	10%
Corporate and Other	0%	0%	0%	0%

As described above, our hotels and entertainment assets were closed for a period of time in 2020 and Gaylord National reopened on July 1, 2021. While facilities were closed, we recorded negligible revenue, and we incurred expenses as described below under “Operating Results – Detailed Segment Financial Information.” Our short-term strategy is to safely operate our businesses through the COVID-19 pandemic, work with Marriot to rebook business in our hotels, and pursue cost containment strategies. While all of our assets have reopened and are operating, there is significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on our future results of operations and financial position.

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

For the three months and six months ended June 30, 2021 and 2020, the method of calculation of these indicators has not been changed as a result of the COVID-19 pandemic and the resulting hotel closures and is consistent with historical periods. As such, performance metrics include closed hotel room nights available.

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

The closure, limited reopening and pandemic-constrained business levels of our Gaylord Hotels properties have resulted in the significant decrease in performance reflected in these key performance indicators and non-GAAP financial measures for the three months and six months ended June 30, 2021 and 2020, as compared to historical periods.

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and six months ended June 30, 2021 and 2020. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended June 30,				Six Months Ended June 30,
	2021	%	2020	%	2021	%	2020	%
REVENUES:
Rooms	$61,971	36.3%	$2,802	19.1%	$90,199	35.4%	$108,930	33.2%
Food and beverage	45,619	26.7%	1,510	10.3%	63,794	25.0%	147,260	44.9%
Other hotel revenue	28,098	16.4%	5,993	40.8%	51,497	20.2%	39,786	12.1%
Entertainment	35,173	20.6%	4,376	29.8%	49,546	19.4%	31,735	9.7%
Total revenues	170,861	100.0%	14,681	100.0%	255,036	100.0%	327,711	100.0%
OPERATING EXPENSES:
Rooms	15,039	8.8%	4,472	30.5%	24,516	9.6%	36,780	11.2%
Food and beverage	33,748	19.8%	11,891	81.0%	53,077	20.8%	95,702	29.2%
Other hotel expenses	61,365	35.9%	45,045	306.8%	115,922	45.5%	135,519	41.4%
Hotel management fees, net	2,149	1.3%	(563)	(3.8)%	2,902	1.1%	4,929	1.5%
Entertainment	25,639	15.0%	13,457	91.7%	44,330	17.4%	42,803	13.1%
Corporate	8,978	5.3%	7,258	49.4%	16,506	6.5%	15,394	4.7%
Preopening costs	217	0.1%	700	4.8%	616	0.2%	1,501	0.5%
Gain on sale of assets	—	—%	—	—%	(317)	(0.1)%	(1,261)	(0.4)%
Credit loss on held-to-maturity securities	—	—%	19,145	130.4%	—	—%	24,973	7.6%
Depreciation and amortization:
Hospitality	50,487	29.5%	49,588	337.8%	99,635	39.1%	99,357	30.3%
Entertainment	3,621	2.1%	3,402	23.2%	7,222	2.8%	6,507	2.0%
Corporate and Other	565	0.3%	1,021	7.0%	1,131	0.4%	1,492	0.5%
Total depreciation and amortization	54,673	32.0%	54,011	367.9%	107,988	42.3%	107,356	32.8%
Total operating expenses	201,808	118.1%	155,416	1,058.6%	365,540	143.3%	463,696	141.5%
OPERATING INCOME (LOSS):
Hospitality	(27,100)	(20.0)%	(100,128)	(971.6)%	(90,562)	(44.1)%	(76,311)	(25.8)%
Entertainment	5,913	16.8%	(12,483)	(285.3)%	(2,006)	(4.0)%	(17,575)	(55.4)%
Corporate and Other	(9,543)	(A)	(8,279)	(A)	(17,637)	(A)	(16,886)	(A)
Preopening costs	(217)	(0.1)%	(700)	(4.8)%	(616)	(0.2)%	(1,501)	(0.5)%
Gain on sale of assets	—	—%	—	—%	317	0.1%	1,261	0.4%
Credit loss on held-to-maturity securities	—	—%	(19,145)	(130.4)%	—	—%	(24,973)	(7.6)%
Total operating loss	(30,947)	(18.1)%	(140,735)	(958.6)%	(110,504)	(43.3)%	(135,985)	(41.5)%
Interest expense	(29,847)	(A)	(30,042)	(A)	(60,643)	(A)	(59,400)	(A)
Interest income	1,451	(A)	1,854	(A)	2,821	(A)	4,225	(A)
Loss on extinguishment of debt	—	(A)	—	(A)	(2,949)	(A)	—	(A)
Loss from unconsolidated joint ventures	(1,910)	(A)	(1,820)	(A)	(3,519)	(A)	(3,715)	(A)
Other gains and (losses), net	(173)	(A)	(16,755)	(A)	201	(A)	(16,560)	(A)
Provision for income taxes	(1,623)	(A)	(161)	(A)	(5,577)	(A)	(26,960)	(A)
Net loss	(63,049)	(A)	(187,659)	(A)	(180,170)	(A)	(238,395)	(A)
Net loss attributable to noncontrolling interest in consolidated joint venture	4,708	(A)	14,167	(A)	16,501	(A)	18,387	(A)
Net loss attributable to noncontrolling interest in the Operating Partnership	422	(A)	—	(A)	1,229	(A)	—	(A)
Net loss available to common stockholders	$(57,919)	(A)	$(173,492)	(A)	$(162,440)	(A)	$(220,008)	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months and six months ended June 30, 2021 and 2020 (in thousands, except percentages and per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2021	2020	Change	2021	2020	Change
Total revenues	$170,861	$14,681	1,063.8%	$255,036	$327,711	(22.2)%
Total operating expenses	201,808	155,416	29.9%	365,540	463,696	(21.2)%
Operating loss	(30,947)	(140,735)	78.0%	(110,504)	(135,985)	18.7%
Net loss	(63,049)	(187,659)	66.4%	(180,170)	(238,395)	24.4%
Net loss available to common stockholders	(57,919)	(173,492)	66.6%	(162,440)	(220,008)	26.2%
Net loss available to common stockholders per share - diluted	(1.05)	(3.16)	66.8%	(2.95)	(4.00)	26.3%

Total Revenues

The increase in our total revenues for the three months ended June 30, 2021, as compared to the same period in 2020, is attributable to increases in our Hospitality segment and Entertainment segment of $125.4 million and $30.8 million, respectively. The decrease in our total revenues for the six months ended June 30, 2021, as compared to the same period in 2020, is attributable to a decrease in our Hospitality segment of $90.5 million, partially offset by an increase in our Entertainment segment of $17.8 million.

Total Operating Expenses

The increase in our total operating expenses for the three months ended June 30, 2021, as compared to the same period in 2020, is primarily the result of increases in our Hospitality segment and Entertainment segment of $51.5 million and $12.2 million, respectively, as well as a credit loss on held-to-maturity investments in the 2020 period that did not occur in the 2021 period of $19.1 million. The decrease in our total operating expenses for the six months ended June 30, 2021, as compared to the same period in 2020, is primarily the result of a decrease in our Hospitality segment of $76.5 million, partially offset by an increase in our Entertainment segment of $1.5 million, as well as a credit loss on held-to-maturity investments in the 2020 period that did not occur in the 2021 period of $25.0 million.

Net Loss

Our net loss of $63.0 million for the three months ended June 30, 2021, as compared to a net loss of $187.7 million for the same period in 2020, was primarily due to the changes in our revenues and operating expenses reflected above. The 2020 period also included a $15.0 million loss related to the forfeiture of the earnest deposit in the terminated potential acquisition of Block 21, a mixed-use entertainment, lodging, office and retail complex located in Austin, Texas (“Block 21”).

Our net loss of $180.2 million for the six months ended June 30, 2021, as compared to a net loss of $238.4 million for the same period in 2020, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $21.4 million decrease in in the provision for income taxes in the 2021 period.
●	The $15.0 million loss related to the forfeiture of the earnest deposit in the terminated potential Block 21 acquisition in the 2020 period.
●	A $2.9 million loss on extinguishment of debt in the 2021 period that did not occur in the 2020 period.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and six months ended June 30, 2021 and 2020 (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2021	2020	Change		2021	2020	Change
Revenues:
Rooms	$61,971	$2,802	2,111.7%		$90,199	$108,930	(17.2)%
Food and beverage	45,619	1,510	2,921.1%		63,794	147,260	(56.7)%
Other hotel revenue	28,098	5,993	368.8%		51,497	39,786	29.4%
Total hospitality revenue	135,688	10,305	1,216.7%		205,490	295,976	(30.6)%
Hospitality operating expenses:
Rooms	15,039	4,472	236.3%		24,516	36,780	(33.3)%
Food and beverage	33,748	11,891	183.8%		53,077	95,702	(44.5)%
Other hotel expenses	61,365	45,045	36.2%		115,922	135,519	(14.5)%
Management fees, net	2,149	(563)	481.7%		2,902	4,929	(41.1)%
Depreciation and amortization	50,487	49,588	1.8%		99,635	99,357	0.3%
Total Hospitality operating expenses	162,788	110,433	47.4%		296,052	372,287	(20.5)%
Hospitality operating loss (1)(2)	$(27,100)	$(100,128)	72.9%		$(90,562)	$(76,311)	(18.7)%
Hospitality performance metrics:
Occupancy	32.9%	1.7%	31.2	pts	24.7%	29.4%	(4.7)	pts
ADR	$202.12	$181.66	11.3%		$197.97	$201.51	(1.8)%
RevPAR (3)	$66.51	$3.05	2,080.7%		$48.98	$59.20	(17.3)%
Total RevPAR (4)	$145.63	$11.20	1,200.3%		$111.58	$160.85	(30.6)%
Net Definite Group Room Nights Booked (5)	371,540	(206,518)	279.9%		337,831	(622,272)	154.3%
(1)	Hospitality segment operating loss does not include preopening costs of $0.2 million and $0.1 million in the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.2 million in the six months ended June 30, 2021 and 2020, respectively. Hospitality segment operating loss also does not include gain on sale of assets of $0.3 million and $1.3 million in the six months ended June 30, 2021 and 2020, respectively, and credit losses on held-to-maturity securities of $19.1 million and $25.0 million in the three months and six months ended June 30, 2020, respectively. See discussion of these items below.
(2)	Hospitality segment operating loss for the three months and six months ended June 30, 2020 includes approximately $10.2 million and $20.5 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs. Hospitality segment operating loss for the three months and six months ended June 30, 2021, includes approximately $3.2 million and $3.0 million, respectively, in credits, which each are net of $3.7 million of payroll tax credits afforded under the 2020 Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Net definite group room nights booked includes approximately 169,000 and 734,000 group room cancellations in the three months ended June 30, 2021 and 2020, respectively, and 490,000 and 1,331,000 group room cancellations in the six months ended June 30, 2021 and 2020, respectively.

Total Hospitality segment revenues in the three months and six months ended June 30, 2021 include $7.6 million and $17.8 million, respectively, in attrition and cancellation fee revenue, an increase of $3.4 million and $7.9 million, respectively, from the 2020 periods. Since the beginning of 2020, we have recorded $50.6 million in attrition and cancellation fee revenue.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Group	37%	3%	31%	77%
Transient	63%	97%	69%	23%

Other hotel expenses for the three months and six months ended June 30, 2021 and 2020 consist of the following (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2021	2020	Change	2021	2020	Change
Administrative employment costs	$18,757	$18,530	1.2%	$36,379	$57,569	(36.8)%
Utilities	6,542	4,598	42.3%	12,151	11,428	6.3%
Property taxes	7,780	8,883	(12.4)%	17,179	18,139	(5.3)%
Other	28,286	13,034	117.0%	50,213	48,383	3.8%
Total other hotel expenses	$61,365	$45,045	36.2%	$115,922	$135,519	(14.5)%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased slightly during the three months ended June 30, 2021, as compared to the same period in 2020. Administrative employment costs decreased during the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to cost containment efforts at each of our Gaylord Hotels properties, including as a result of lower volumes, as well as Gaylord National remaining closed through June 30, 2021. Utility costs increased during the three months and six months ended June 30, 2021, as compared to the same periods in 2020, primarily due to increases at Gaylord Opryland, Gaylord Palms and Gaylord Texan due to increased usage. Property taxes decreased during the three months and six months ended June 30, 2021, as compared to the 2020 periods, primarily due to a decrease at Gaylord Texan due to a reduction in assessed value driven by the impact of the COVID-19 pandemic. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three months ended June 30, 2021, as compared to the same period in 2020, primarily as a result of various increases at each of our Gaylord Hotel properties, other than Gaylord National, as each hotel was closed for portions of the prior year period. Other expenses increased slightly in the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases at Gaylord Opryland related to increased business levels at SoundWaves, partially offset by various decreases at Gaylord National as a result of it remaining closed through June 30, 2021.

Each of our management agreements with Marriott for our Gaylord Hotels properties, excluding Gaylord Rockies, requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties, excluding Gaylord Rockies, calculated on a pooled basis. The Gaylord Rockies’s management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. In the three months ended June 30, 2021 and 2020, we incurred $2.9 million and $0.2 million, respectively, and in the six months ended June 30, 2021 and 2020, we incurred $4.5 million and $6.5 million, respectively, related to base management fees for our Hospitality segment. In the three months and six months ended June 30, 2021 and 2020, we incurred $0 related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 8, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased slightly in the three months and six months ended June 30, 2021, as compared to the same period in 2020.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and six months ended June 30, 2021 and 2020. The Gaylord Hotels properties experienced higher levels of attrition and cancellations and lower occupancy levels, which are directly related to the COVID-19 pandemic, in the three months and six months ended June 30, 2021 and 2020, and experienced heavily transient business in the three months and six months ended June 30, 2021. In addition, property-level financial results for the three months and six months ended June 30, 2021 are not comparable to the three months and six months ended June 30, 2020 due to the temporary property closures that began in late-March 2020, which were directly related to the COVID-19 pandemic. Therefore, the property-level financial results for the three months and six months ended June 30, 2021 and 2020 are not comparable to historical periods. Total revenue at each of our Gaylord Hotels properties was lower than that of historical periods for the three months and six months ended June 30, 2021 and 2020 due to the COVID-19 pandemic. Operating costs at each of our Gaylord Hotels properties were lower for the three months and six months ended June 30, 2021 and 2020 as a result of cost containment initiatives and lower variable costs due to lower occupancies and, for the three months and six months ended June 30, 2020, the temporary property closures that began in late-March 2020 due to the COVID-19 pandemic.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and six months ended June 30, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2021	2020	Change		2021	2020	Change
Revenues:
Rooms	$22,832	$407	5,509.8%		$32,806	$31,277	4.9%
Food and beverage	12,519	243	5,051.9%		17,906	36,254	(50.6)%
Other hotel revenue	9,651	670	1,340.4%		16,049	9,916	61.8%
Total revenue	45,002	1,320	3,309.2%		66,761	77,447	(13.8)%
Operating expenses:
Rooms	4,990	913	446.5%		8,196	9,176	(10.7)%
Food and beverage	8,776	3,055	187.3%		14,595	23,492	(37.9)%
Other hotel expenses	18,831	11,749	60.3%		34,857	36,370	(4.2)%
Management fees, net	650	(211)	408.1%		842	1,053	(20.0)%
Depreciation and amortization	8,554	8,818	(3.0)%		17,137	17,616	(2.7)%
Total operating expenses (1)(2)	41,801	24,324	71.9%		75,627	87,707	(13.8)%
Performance metrics:
Occupancy	40.2%	0.9%	39.3	pts	29.3%	30.6%	(1.3)	pts
ADR	$216.09	$172.28	25.4%		$214.22	$194.22	10.3%
RevPAR	$86.88	$1.55	5,505.2%		$62.76	$59.51	5.5%
Total RevPAR	$171.23	$5.02	3,311.0%		$127.71	$147.34	(13.3)%
(1)	Gaylord Opryland operating expenses do not include a gain on sale of assets of $0.3 million and $1.3 million in the six months ended June 30, 2021 and 2020, respectively.
(2)	Gaylord Opryland operating expenses for the three months and six months ended June 30, 2020 include approximately $2.1 million and $4.5 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs. Gaylord Opryland operating expenses for the three months and six months ended June 30, 2021 include approximately $0.4 million in credits, which is net of $0.5 million in payroll tax credits afforded under the CARES Act.

Gaylord Palms Results. Gaylord Palms results include 302 expansion rooms beginning in April 2021. The results of Gaylord Palms for the three months and six months ended June 30, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2021	2020	Change		2021	2020	Change
Revenues:
Rooms	$14,643	$130	11,163.8%		$20,589	$17,598	17.0%
Food and beverage	13,056	56	23,214.3%		16,774	22,543	(25.6)%
Other hotel revenue	5,003	628	696.7%		10,456	6,048	72.9%
Total revenue	32,702	814	3,917.4%		47,819	46,189	3.5%
Operating expenses:
Rooms	3,001	491	511.2%		4,654	4,474	4.0%
Food and beverage	8,109	1,638	395.1%		11,683	13,625	(14.3)%
Other hotel expenses	13,178	8,414	56.6%		24,394	25,591	(4.7)%
Management fees, net	515	(113)	555.8%		684	652	4.9%
Depreciation and amortization	5,302	4,126	28.5%		9,426	8,410	12.1%
Total operating expenses (1)(2)	30,105	14,556	106.8%		50,841	52,752	(3.6)%
Performance metrics:
Occupancy	52.2%	0.8%	51.4	pts	38.9%	31.7%	7.2	pts
ADR	$199.63	$129.79	53.8%		$197.28	$215.60	(8.5)%
RevPAR	$104.17	$1.01	10,213.9%		$76.82	$68.29	12.5%
Total RevPAR	$232.64	$6.31	3,586.8%		$178.42	$179.23	(0.5)%
(1)	Gaylord Palms operating expenses do not include preopening costs of $0.2 million and $0.1 million in the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.2 million in the six months ended June 30, 2021 and 2020, respectively. See discussion of these items below.
(2)	Gaylord Palms operating expenses for the three months and six months ended June 30, 2020 include approximately $1.2 million and $2.5 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Gaylord Texan Results. The results of Gaylord Texan for the three months and six months ended June 30, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2021	2020	Change		2021	2020	Change
Revenues:
Rooms	$14,672	$1,519	865.9%		$21,690	$20,545	5.6%
Food and beverage	13,013	1,121	1,060.8%		18,122	30,376	(40.3)%
Other hotel revenue	6,384	2,832	125.4%		12,615	10,547	19.6%
Total revenue	34,069	5,472	522.6%		52,427	61,468	(14.7)%
Operating expenses:
Rooms	3,162	761	315.5%		5,143	5,201	(1.1)%
Food and beverage	9,317	2,564	263.4%		13,877	17,654	(21.4)%
Other hotel expenses	11,618	7,910	46.9%		21,795	23,603	(7.7)%
Management fees, net	500	(60)	933.3%		692	871	(20.6)%
Depreciation and amortization	6,194	6,394	(3.1)%		12,423	12,857	(3.4)%
Total operating expenses (1)	30,791	17,569	75.3%		53,930	60,186	(10.4)%
Performance metrics:
Occupancy	43.7%	5.0%	38.7	pts	33.2%	30.6%	2.6	pts
ADR	$203.43	$185.45	9.7%		$198.82	$203.14	(2.1)%
RevPAR	$88.88	$9.20	866.1%		$66.06	$62.23	6.2%
Total RevPAR	$206.39	$33.15	522.6%		$159.68	$186.18	(14.2)%
(1)	Gaylord Texan operating expenses for the three months and six months ended June 30, 2020 include approximately $1.1 million and $2.0 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Gaylord National Results. Gaylord National was closed from late March 2020 and reopened July 1, 2021. The results of Gaylord National for the three months and six months ended June 30, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2021	2020	Change		2021	2020	Change
Revenues:
Rooms	$—	$5	(100.0)%		$—	$19,533	(100.0)%
Food and beverage	34	9	277.8%		57	24,721	(99.8)%
Other hotel revenue	2,277	515	342.1%		3,511	5,669	(38.1)%
Total revenue (1)	2,311	529	336.9%		3,568	49,923	(92.9)%
Operating expenses:
Rooms	835	1,387	(39.8)%		1,035	11,004	(90.6)%
Food and beverage	1,149	2,818	(59.2)%		1,588	21,417	(92.6)%
Other hotel expenses	8,362	10,509	(20.4)%		16,814	31,068	(45.9)%
Management fees, net	(157)	(192)	18.2%		(334)	579	(157.7)%
Depreciation and amortization	7,173	6,925	3.6%		14,039	13,866	1.2%
Total operating expenses (2)(3)	17,362	21,447	(19.0)%		33,142	77,934	(57.5)%
Performance metrics:
Occupancy	—%	—%	—	pts	—%	26.0%	(26.0)	pts
ADR	$—	$—	—%		$—	$207.14	(100.0)%
RevPAR	$—	$—	—%		$—	$53.77	(100.0)%
Total RevPAR	$12.72	$2.91	337.1%		$9.87	$137.42	(92.8)%
(1)	Gaylord National revenue for the three months and six months ended June 30, 2021 and the three months ended June 30, 2020 consists primarily of attrition and cancellation fee revenue.

(2)	Gaylord National operating expenses do not include credit losses on held-to-maturity securities of $19.1 million and $25.0 million in the three months and six months ended June 30, 2020, respectively. See discussion of this item below.
(3)	Gaylord National operating expenses for the three months and six months ended June 30, 2020 include approximately $4.8 million and $9.2 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs. Gaylord National operating expenses for the three months and six months ended June 30, 2021 include approximately $2.4 million in credits, which is net of $2.5 million in payroll tax credits afforded under the CARES Act.

Gaylord Rockies Results. The results of Gaylord Rockies for the three months and six months ended June 30, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30, 2021				June 30,
			%				%
	2021	2020	Change		2021	2020	Change
Revenues:
Rooms	$7,019	$449	1,463.3%		$11,134	$16,379	(32.0)%
Food and beverage	6,602	46	14,252.2%		10,411	32,614	(68.1)%
Other hotel revenue	4,717	1,311	259.8%		8,763	7,411	18.2%
Total revenue	18,338	1,806	915.4%		30,308	56,404	(46.3)%
Operating expenses:
Rooms	2,207	556	296.9%		4,082	5,399	(24.4)%
Food and beverage	6,008	1,650	264.1%		10,747	18,598	(42.2)%
Other hotel expenses	7,648	5,173	47.8%		14,674	15,497	(5.3)%
Management fees, net	133	41	224.4%		588	2,192	(73.2)%
Depreciation and amortization	22,617	22,672	(0.2)%		45,308	45,281	0.1%
Total operating expenses (1)	38,613	30,092	28.3%		75,399	86,967	(13.3)%
Performance metrics:
Occupancy	25.7%	0.8%	24.9	pts	21.6%	29.1%	(7.5)	pts
ADR	$199.69	$394.44	(49.4)%		$189.92	$206.04	(7.8)%
RevPAR	$51.38	$3.29	1,461.7%		$40.98	$59.96	(31.7)%
Total RevPAR	$134.25	$13.22	915.5%		$111.55	$206.47	(46.0)%
(1)	Gaylord Rockies operating expenses for the three months and six months ended June 30, 2020 include approximately $1.0 million and $2.2 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Entertainment Segment

Total Segment Results. Due to the COVID-19 pandemic, we temporarily closed our Entertainment segment assets in mid-March 2020 and reopened in stages in the summer and fall of 2020 with limited capacity. In May 2021, all venues returned to full capacity. The Wildhorse Saloon was again closed subsequent to the December 2020 downtown Nashville bombing and reopened in April 2021. The Entertainment segment financial results for the three months and six months ended June 30, 2021 and 2020 are not comparable to historical periods. In addition, the Entertainment segment financial results for the three months and six months ended June 30, 2021 are not comparable to the three months and six months ended June 30, 2020 due to the temporary closures, which were directly related to the COVID-19 pandemic. The following presents the financial results of our Entertainment segment for the three months and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2021	2020	Change	2021	2020	Change
Revenues	$35,173	$4,376	703.8%	$49,546	$31,735	56.1%
Operating expenses	25,639	13,457	90.5%	44,330	42,803	3.6%
Depreciation and amortization	3,621	3,402	6.4%	7,222	6,507	11.0%
Operating income (loss) (1)(2)	$5,913	$(12,483)	147.4%	$(2,006)	$(17,575)	88.6%
(1)	Entertainment segment operating income (loss) does not include preopening costs of $0.6 million and $1.3 million in the three months and six months ended June 30, 2020, respectively. See discussion of this item below.
(2)	Entertainment segment operating expenses for the three months and six months ended June 30, 2020 include approximately $0.4 million and $4.1 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2021	2020	Change	2021	2020	Change
Operating expenses	$8,978	$7,258	23.7%	$16,506	$15,394	7.2%
Depreciation and amortization	565	1,021	(44.7)%	1,131	1,492	(24.2)%
Operating loss (1)	$(9,543)	$(8,279)	(15.3)%	$(17,637)	$(16,886)	(4.4)%
(1)	Corporate segment operating loss for the three months and six months ended June 30, 2020 includes approximately $0.3 million and $0.5 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses increased in the three months and six months ended June 30, 2021, as compared to the prior year periods, primarily as a result of increased consulting and stock compensation expenses.

Operating Results – Preopening Costs

Preopening costs during the three months and six months ended June 30, 2021 primarily include costs associated with the Gaylord Palms expansion, which was completed in April 2021. Preopening costs during the three months and six months ended June 30, 2020 primarily include costs associated with Ole Red Orlando, which opened in June 2020, and the Gaylord Palms expansion.

Operating Results – Gain on Sale of Assets

Gain on sale of assets of during the three months and six months ended June 30, 2021 and 2020 includes the sale of certain assets at Gaylord Opryland.

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

Non-Operating Results Affecting Net Loss

General

The following table summarizes the other factors which affected our net loss for the three months and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2021	2020	Change	2021	2020	Change
Interest expense	$29,847	$30,042	(0.6)%	$60,643	$59,400	2.1%
Interest income	1,451	1,854	(21.7)%	2,821	4,225	(33.2)%
Loss on extinguishment of debt	—	—	—%	(2,949)	—	(100.0)%
Loss from unconsolidated joint ventures	(1,910)	(1,820)	(4.9)%	(3,519)	(3,715)	5.3%
Other gains and (losses), net	(173)	(16,755)	99.0%	201	(16,560)	101.2%
Provision for income taxes	(1,623)	(161)	(908.1)%	(5,577)	(26,960)	79.3%

Interest Expense

Interest expense decreased $0.2 million and increased $1.2 million during the three months and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase in the six-month period was due primarily to increased principal balances outstanding under our senior notes, partially offset by a decrease in average borrowings outstanding under our revolving credit facility.

Cash interest expense increased $0.5 million to $29.3 million in the three months and increased $2.4 million to $59.3 million in the six months ended June 30, 2021, as compared to the same periods in 2020. Non-cash interest expense, which includes amortization and write-off of deferred financing costs and is offset by capitalized interest, decreased $0.7 million to $0.6 million in the three months and decreased $1.1 million to $1.3 million in the six months ended June 30, 2021, as compared to the same periods in 2020.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs and capitalized interest, but including the impact of interest rate swaps, was 4.3% and 4.2% for the three months ended June 30, 2021 and 2020, respectively, and 4.5% and 4.4% for the six months ended June 30, 2021 and 2020, respectively.

Interest Income

Interest income for the three months and six months ended June 30, 2021 and 2020 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

In February 2021, we commenced a cash tender offer for any and all outstanding $400 Million 5% Senior Notes at a redemption price of $1,005.00 per $1,000 principal amount. Pursuant to the tender offer, $161.9 million aggregate principal amount of these notes were validly tendered. As a result of our purchase of these tendered notes, and the subsequent redemption of all untendered $400 Million 5% Senior Notes, we recognized a loss on extinguishment of debt of $2.9 million in the six months ended June 30, 2021.

Loss from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for the three months and six months ended June 30, 2021 and 2020 represents our equity method share of losses associated with Circle.

Other Gains and (Losses), net

Other gains and (losses), net for the three months and six months ended June 30, 2021 represents various miscellaneous items. Other gains and (losses), net for the three months and six months ended June 30, 2020 includes the forfeiture of a $15.0 million deposit associated with the terminated potential acquisition of Block 21.

Provision for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended June 30, 2021 and 2020, we recorded an income tax provision of $1.6 million and $0.2 million, respectively. For the six months ended June 30, 2021 and 2020, we recorded an income tax provision of $5.6 million and $27.0 million, respectively. The income tax provision for the six months ended June 30, 2021 and 2020 includes the recording of a valuation allowance of $3.6 million and $26.7 million, respectively, as discussed in Note 12, “Income Taxes,” to the condensed consolidated financial statements included herein. In the six months ended June 30, 2021 and 2020, we also recorded an income tax provision of $2.0 million and $0.2 million, respectively, inclusive of valuation allowance, related to current period operations.

Non-GAAP Financial Measures

We present the following non-GAAP financial measures, which we believe are useful to investors as key measures of our operating performance:

EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest in Consolidated Joint Venture Interest Definition

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

The following is a reconciliation of our consolidated GAAP net loss to EBITDAre and Adjusted EBITDAre for the three months and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30,
	2021	2020	2021	2020
Net loss	$(63,049)	$(187,659)	$(180,170)	$(238,395)
Interest expense, net	28,396	28,188	57,822	55,175
Provision for income taxes	1,623	161	5,577	26,960
Depreciation and amortization	54,673	54,011	107,988	107,356
(Gain) loss on sale of assets	—	6	(317)	(1,255)
Pro rata EBITDAre from unconsolidated joint ventures	19	6	34	9
EBITDAre	21,662	(105,287)	(9,066)	(50,150)
Preopening costs	217	700	616	1,501
Non-cash lease expense	1,085	1,141	2,173	2,258
Equity-based compensation expense	3,146	2,189	5,668	4,419
Pension settlement charge	566	—	566	—
Credit loss on held-to-maturity securities	—	19,145	—	24,973
Interest income on Gaylord National bonds	1,404	1,733	2,725	3,198
Loss on extinguishment of debt	—	—	2,949	—
Transaction costs of acquisitions	75	15,138	75	15,435
Adjusted EBITDAre	28,155	(65,241)	5,706	1,634
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	273	2,128	1,017	(5,578)
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$28,428	$(63,113)	$6,723	$(3,944)

The following is a reconciliation of our consolidated GAAP net loss to FFO and Adjusted FFO for the three months and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30,
	2021	2020	2021	2020
Net loss	$(63,049)	$(187,659)	$(180,170)	$(238,395)
Noncontrolling interest in consolidated joint venture	4,708	14,167	16,501	18,387
Net loss available to common shareholders and unit holders	(58,341)	(173,492)	(163,669)	(220,008)
Depreciation and amortization	54,636	53,974	107,914	107,282
Adjustments for noncontrolling interest	(3,139)	(8,581)	(11,069)	(17,138)
Pro rata adjustments from joint ventures	19	6	34	11
FFO available to common shareholders and unit holders	(6,825)	(128,093)	(66,790)	(129,853)
Right-of-use asset amortization	37	37	74	74
Non-cash lease expense	1,085	1,141	2,173	2,258
Pension settlement charge	566	—	566	—
Credit loss on held-to-maturity securities	—	19,145	—	24,973
Gain on other assets	—	—	(317)	(1,261)
Write-off of deferred financing costs	—	235	—	235
Amortization of deferred financing costs	2,170	1,957	4,379	3,851
Amortization of debt premiums	(70)	(67)	(140)	(134)
Loss on extinguishment of debt	—	—	2,949	—
Adjustments for noncontrolling interest	(77)	(277)	(294)	(491)
Transaction costs of acquisitions	75	15,138	75	15,435
Deferred tax expense	1,392	82	5,173	26,641
Adjusted FFO available to common shareholders and unit holders	$(1,647)	$(90,702)	$(52,152)	$(58,272)

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the six months ended June 30, 2021, with most of our hotels and other assets operating at limited capacity for at least a portion of the period, our net cash flows used in operating activities were $27.9 million, primarily reflecting cash used in our net loss before depreciation expense, amortization expense and other non-cash charges of $53.4 million, partially offset by favorable changes in working capital of $25.5 million. The favorable changes in working capital primarily resulted from an increase in deferred revenues associated with advanced room deposits at our Gaylord Hotels properties and advanced ticket purchases at our Entertainment segment venues, partially offset by an increase in accounts receivable due to an increase in group business at our Gaylord Hotels properties.

During the six months ended June 30, 2020, our net cash flows used in operating activities were $110.8 million, primarily reflecting cash used in our net loss before depreciation expense, amortization expense and other non-cash charges of $52.2 million and unfavorable changes in working capital of $58.6 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities associated with the payment of accrued property taxes and incentive compensation, partially offset by a decrease in accounts receivable due to the collection of previous receivables and the decrease of new receivables due to property closures.

Cash Flows From Investing Activities. During the six months ended June 30, 2021, our primary use of funds for investing activities was the $210.0 million purchase of the remaining 35% interest in the Gaylord Rockies joint venture and adjacent, undeveloped land. In addition, we spent $53.5 million for purchases of property and equipment, which consisted primarily of the expansion of Gaylord Palms, a rooms renovation at Gaylord National, and ongoing maintenance capital expenditures for our existing properties.

During the six months ended June 30, 2020, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $83.1 million, and consisted primarily of the expansion at Gaylord Palms and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and, during the six months ended June 30, 2020, the payment of cash dividends. During the six months ended June 30, 2021, our net cash flows provided by financing activities were $299.4 million, primarily reflecting net senior note borrowing of $200.0 million and net borrowings under our credit facility of $116.5 million, partially offset by the payment of $10.6 million in deferred financing costs.

During the six months ended June 30, 2020, our net cash flows used in financing activities were $84.1 million, primarily reflecting the payment of $102.3 in cash dividends, partially offset by $25.0 million in borrowings under our revolving credit agreement.

Liquidity

At June 30, 2021, we had $71.6 million in unrestricted cash and $474.7 million available for borrowing under our revolving credit facility. During the six months ended June 30, 2021, we borrowed $119.0 million under our revolving credit facility, tendered for and redeemed $400.0 million in aggregate principal amount of senior notes, issued $600.0 million in aggregate principal amount of new senior notes, purchased the remaining 35% of the Gaylord Rockies joint venture that we did not previously own and undeveloped land adjacent to Gaylord Rockies for approximately $210.0 million, and incurred capital expenditures of $53.5 million. These net inflows, partially offset by cash flows used in operations discussed above, were the primary factors in the slight increase in our cash balance from December 31, 2020 to June 30, 2021.

We anticipate investing in our operations during the remainder of 2021 by spending between $26 million and $41 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities.

We believe that our cash on hand, together with amounts available for borrowing under our revolving credit facility, will be adequate to fund our general short-term commitments, as well as: (i) current operating expenses, (ii) interest expense on long-term debt obligations, and (iii) financing lease and operating lease obligations until our assets are operating at pre-COVID-19 pandemic levels. Our ability to draw on our credit facility is subject to the satisfaction of provisions of the credit facility, as amended. Our cash burn has continued to improve during 2021, and we achieved positive cash flow in June 2021.

On May 27, 2021, we entered into an at-the-market (“ATM”) equity distribution agreement (the “ATM Agreement”) with a consortium of banks (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which we may offer and sell to or through our Sales Agents (the “ATM Offering”), from time to time, up to 4.0 million shares of our common stock in such share amounts as we may specify by notice to the Sales Agents, in accordance with the terms and conditions set forth in the ATM Agreement. We intend to use the net proceeds from any sale of shares under the ATM Agreement for the repayment of outstanding indebtedness, which may include the repayment of amounts outstanding under our credit agreement governing our revolving credit facility. Net proceeds which are not used for the repayment of outstanding indebtedness (to the extent then permitted by our credit agreement) may be used for general corporate purposes. No shares were issued under the ATM Agreement during the three months and six months ended June 30, 2021.

Our outstanding principal debt agreements are described below. At June 30, 2021, there were no defaults under the covenants related to our outstanding debt based on the amended terms reached with the lenders in December 2020.

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

Each of the Revolver, Term Loan A and Term Loan B is guaranteed by us, each of our subsidiaries that own the Gaylord Hotels properties, other than Gaylord Rockies, and certain of our other subsidiaries. Each is secured by (i) a first mortgage lien on the real property of each of our Gaylord Hotels properties, excluding Gaylord Rockies, (ii) pledges of equity interests in our subsidiaries that own the Gaylord Hotels properties, excluding Gaylord Rockies, (iii) pledges of equity interests in the Operating Partnership, our subsidiaries that guarantee the Credit Agreement, and certain other of our subsidiaries, (iv) our personal property and the personal property of the Operating Partnership and our guarantor subsidiaries and (v) all proceeds and products from our Gaylord Hotels properties, excluding Gaylord Rockies. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event one of the Gaylord Hotels properties is sold), excluding Gaylord Rockies. Assets of Gaylord Rockies are not subject to the liens of our credit facility.

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

Revolving Credit Facility. Pursuant to the Credit Agreement, we extended the maturity date of the Revolver to March 31, 2024, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.40% to 1.95%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. Pursuant to the Amendments, beginning April 1, 2021 through the end of the Restricted

Period, the interest rate on LIBOR-based borrowings under the Revolver will be LIBOR plus 2.25%. Principal is payable in full at maturity.

At June 30, 2021, $225.0 million was outstanding under the Revolver, and the lending banks had issued $0.3 million of letters of credit under the Credit Agreement, which left $474.7 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $600 Million 4.5% Senior Notes and our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), which we met at June 30, 2021).

Term Loan A Facility. Pursuant to the Credit Agreement, in 2019 the Term Loan A was increased from $200 million to $300 million and the maturity date was extended to March 31, 2025. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.35% to 1.90%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. Pursuant to the Amendments, beginning April 1, 2021 through the end of the Restricted Period, the interest rate on LIBOR-based borrowings under the Term Loan A will be LIBOR plus 2.25%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed.

Term Loan B Facility. The Term Loan B has a maturity date of May 11, 2024. The applicable interest rate margins for borrowings under the Term Loan B are, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set forth in the Credit Agreement. At June 30, 2021, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. We have designated these interest rate swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At June 30, 2021, $378.8 million in borrowings were outstanding under the Term Loan B.

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

$600 Million 4.50% Senior Notes. On February 17, 2021, the Operating Partnership and Finco completed the private placement of $600.0 million in aggregate principal amount of 4.50% senior notes due 2029, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $600 Million 4.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $600 Million 5% Senior Notes have a maturity date of February 15, 2029 and bear interest at 4.50% per annum, payable semi-annually in cash in arrears on February 15 and August 15 each year, beginning on August 15, 2021. The $600 Million 4.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $700 Million 4.75% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $600 Million 4.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $600 Million 4.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $600 Million 4.50% Senior Notes.

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

$800 Million Term Loan (Gaylord Rockies). On July 2, 2019, Aurora Convention Center Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (“Tenant” and collectively, with Hotel Owner, the “Loan Parties”), subsidiaries of the entities that comprised the Gaylord Rockies joint venture, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced the Gaylord Rockies joint venture’s existing $500 million construction loan and

$39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility and also includes the option for an additional $80.0 million of borrowing capacity should we pursue an expansion of Gaylord Rockies, which was announced in February 2020 but has been postponed as a result of the COVID-19 pandemic. The Gaylord Rockies Loan matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bears interest at LIBOR plus 2.50%. Simultaneous with closing, the Gaylord Rockies joint venture entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. We have designated this interest rate swap as an effective cash flow hedge.

The Gaylord Rockies Loan is secured by a deed of trust lien on the Gaylord Rockies real estate and related assets. We have entered into limited repayment and carry guaranties that, in the aggregate, guarantee repayment of 10% of the principal debt, together with interest and operating expenses, which are to be released once Gaylord Rockies achieves a certain debt service coverage threshold as defined in the Gaylord Rockies Loan. Generally, the Gaylord Rockies Loan is non-recourse to the Company, subject to (i) those limited guaranties, (ii) a completion guaranty in the event the expansion is pursued, and (iii) customary non-recourse carve-outs.

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

The Loan Amendment includes restrictions on distributions to our subsidiaries that own Gaylord Rockies and requires a certain level of equity financing for a Gaylord Rockies expansion.

Additional Debt Limitations. Pursuant to the terms of the management agreements and pooling agreement with Marriott for our Gaylord Hotels properties, excluding Gaylord Rockies, we are subject to certain debt limitations described below.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at June 30, 2021 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2025 are $399.9 million. These estimated obligations are $59.2 million for the remainder of 2021, $115.2 million in 2022, $90.0 million in 2023, $72.1 million in 2024, and $63.4 million in 2025. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the interest we paid during 2020, 2019 and 2018.

Supplemental Guarantor Financial Information

The Company’s $600 Million 4.50% Senior Notes and $700 Million 4.75% Senior Notes were each issued by the Operating Partnership and RHP Finance Corporation, a Delaware corporation (collectively, the “Issuers”), and are guaranteed on a senior unsecured basis by the Company (as the parent company), each of the Operating Partnership’s subsidiaries that own the Gaylord Hotels properties, excluding Gaylord Rockies, and certain other of the Company’s subsidiaries, each of which also guarantees the Operating Partnership’s Credit Agreement, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The Guarantors are 100% owned by the Operating Partnership or the Company, and the guarantees are full and unconditional and joint and several. The guarantees rank equally in right of payment with each Guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such Guarantor. Not all of the Company’s subsidiaries have guaranteed the Company’s $600 Million 4.50% Senior Notes and $700 Million 4.75% Senior Notes, and the guarantees are structurally subordinated to all indebtedness and other obligations of such subsidiaries that have not guaranteed the Company’s $600 Million 4.50% Senior Notes and $700 Million 4.75% Senior Notes.

The following tables present summarized financial information for the Issuers and the Guarantors on a combined basis. The intercompany balances and transactions between these parties, as well as any investments in or equity in earnings from non-guarantor subsidiaries, have been eliminated (amounts in thousands).

	June 30,	December 31,
	2021	2020
Net receivables due from non-guarantor subsidiaries	$525,483	$138,241
Other assets	1,638,293	1,660,137
Total assets	$2,163,776	$1,798,378

Total liabilities	$2,320,765	$1,995,509
Total noncontrolling interest	$12,201	$14,516

Six Months Ended
June 30, 2021
Revenues from third-parties	$256
Revenues from non-guarantor subsidiaries	56,555
Operating expenses (excluding expenses to non-guarantor subsidiaries)	56,593
Expenses to non-guarantor subsidiaries	5,737
Operating loss	(5,519)
Net loss	(45,090)
Net loss available to common stockholders	(43,861)

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, credit losses on financial assets, stock-based compensation, derivative financial instruments, depreciation and amortization, income taxes, pension plans, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2020. There were no newly identified critical accounting policies in the first six months of 2021, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

At June 30, 2021, we had $1.7 billion of variable interest rate debt that was indexed to the London Inter-Bank Offered Rate (“LIBOR”), a portion of which are subject to interest rate swap agreements.

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

10.1

ATM Equity Distribution Agreement, dated May 27, 2021, by and among Ryman Hospitality Properties, Inc. and the sales agents named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 27, 2021).

10.2*

Amendment No. 2 to Second Amended and Restated Loan Agreement and Modification to Guaranty, dated as of May 7, 2021, by and among Aurora Convention Center Hotel, LLC, Aurora Convention Center Hotel Lessee, LLC, Wells Fargo Bank National Association, as administrative agent, and the lenders from time to time party thereto.

10.3*

Purchase Agreement (Joint Venture Interests), dated April 30, 2021, by and among RHPAHO, LLC and RHPAHP, LLC, as purchasers, and Aurora Convention Center Hotel Partners, LLC and RIDA Aurora 2018 Acquisition, LLC, as sellers.

10.4*

Amendment No. 3 to Sixth Amended Credit Agreement, dated April 30, 2021, among Ryman Hospitality Properties, Inc., as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent.

22	List of Parent and Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed May 4, 2021).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Equity (Deficit) (unaudited) for the three months and six months ended June 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: August 3, 2021	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Corporate
Controller and Chief Accounting Officer