Form 10-Q
period 2021-09-30
Ryman Hospitality Properties, Inc.
filed 2021-11-02
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2021
Common Stock, par value $.01	55,066,544 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2021

INDEX

Page

Part I - Financial Information	3

Item 1. Financial Statements.	3

Condensed Consolidated Balance Sheets (Unaudited) – September 30, 2021 and December 31, 2020	3

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) - For the Three Months and Nine Months Ended September 30, 2021 and 2020	4

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Nine Months Ended September 30, 2021 and 2020	5

Condensed Consolidated Statements of Equity (Deficit) and Noncontrolling Interest (Unaudited) - For the Three Months and Nine Months Ended September 30, 2021 and 2020	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	50

Item 4. Controls and Procedures.	50

Part II - Other Information	50

Item 1. Legal Proceedings.	50

Item 1A. Risk Factors.	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	51

Item 3. Defaults Upon Senior Securities.	51

Item 4. Mine Safety Disclosures.	51

Item 5. Other Information.	52

Item 6. Exhibits.	52

SIGNATURES	53

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2021	2020
ASSETS:
Property and equipment, net (including $0 and $932,473 from VIEs, respectively)	$3,066,335	$3,117,247
Cash and cash equivalents - unrestricted (including $0 and $14,441 from VIEs, respectively)	53,155	56,697
Cash and cash equivalents - restricted	25,348	23,057
Notes receivable, net	69,788	71,923
Trade receivables, net	73,036	20,106
Prepaid expenses and other assets (including $0 and $32,966 from VIEs, respectively)	113,308	100,494
Intangible assets, net (including $0 and $162,366 from VIEs, respectively)	136,850	166,971
Total assets	$3,537,820	$3,556,495

LIABILITIES AND EQUITY:
Debt and finance lease obligations (including $0 and $794,416 from VIEs, respectively)	$2,925,968	$2,658,008
Accounts payable and accrued liabilities (including $0 and $59,573 from VIEs, respectively)	271,060	203,121
Dividends payable	323	843
Deferred management rights proceeds	171,393	172,724
Operating lease liabilities	110,573	107,569
Deferred income tax liabilities, net	6,656	665
Other liabilities (including $0 and $18,978 from VIEs, respectively)	78,939	92,779
Total liabilities	3,564,912	3,235,709
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	—	100,969
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 55,067 and 54,982 shares issued and outstanding, respectively	551	550
Additional paid-in capital	1,098,669	1,192,261
Treasury stock of 648 and 648 shares, at cost	(18,467)	(18,467)
Distributions in excess of retained earnings	(1,083,411)	(911,092)
Accumulated other comprehensive loss	(36,574)	(57,951)
Total stockholders' equity (deficit)	(39,232)	205,301
Noncontrolling interest in Operating Partnership	12,140	14,516
Total equity (deficit)	(27,092)	219,817
Total liabilities and equity	$3,537,820	$3,556,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Rooms	$113,192	$24,487	$203,391	$133,417
Food and beverage	105,803	16,217	169,597	163,477
Other hotel revenue	38,858	17,274	90,355	57,060
Entertainment	49,053	12,271	98,599	44,006
Total revenues	306,906	70,249	561,942	397,960

Operating expenses:
Rooms	30,802	10,280	55,318	47,060
Food and beverage	65,205	19,233	118,282	114,935
Other hotel expenses	80,203	56,961	196,125	192,480
Management fees, net	4,907	516	7,809	5,445
Total hotel operating expenses	181,117	86,990	377,534	359,920
Entertainment	33,467	17,343	77,797	60,146
Corporate	10,416	7,299	26,922	22,693
Preopening costs	118	96	734	1,597
Gain on sale of assets	—	—	(317)	(1,261)
Credit loss on held-to-maturity securities	—	7,811	—	32,784
Depreciation and amortization	56,093	53,876	164,081	161,232
Total operating expenses	281,211	173,415	646,751	637,111

Operating income (loss)	25,695	(103,166)	(84,809)	(239,151)
Interest expense	(32,413)	(28,127)	(93,056)	(87,527)
Interest income	1,433	1,540	4,254	5,765
Loss on extinguishment of debt	—	—	(2,949)	—
Loss from unconsolidated joint ventures	(2,312)	(1,767)	(5,831)	(5,482)
Other gains and (losses), net	53	1,729	254	(14,831)
Loss before income taxes	(7,544)	(129,791)	(182,137)	(341,226)
Provision for income taxes	(1,063)	(86)	(6,640)	(27,046)
Net loss	(8,607)	(129,877)	(188,777)	(368,272)

Net loss attributable to noncontrolling interest in consolidated joint venture	—	11,893	16,501	30,280
Net loss attributable to noncontrolling interest in Operating Partnership	61	325	1,290	325
Net loss available to common stockholders	$(8,546)	$(117,659)	$(170,986)	$(337,667)

Basic loss per share available to common stockholders	$(0.16)	$(2.14)	$(3.11)	$(6.14)
Diluted loss per share available to common stockholders	$(0.16)	$(2.14)	$(3.11)	$(6.14)

Comprehensive loss, net of taxes	$(4,534)	$(134,302)	$(167,400)	$(411,323)
Comprehensive loss, net of taxes, attributable to noncontrolling interest in consolidated joint venture	—	10,793	15,419	37,850
Comprehensive loss, net of taxes, attributable to noncontrolling interest in Operating Partnership	32	—	1,136	—
Comprehensive loss, net of taxes, available to common stockholders	$(4,502)	$(123,509)	$(150,845)	$(373,473)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(188,777)	$(368,272)
Amounts to reconcile net loss to net cash flows provided by (used in) operating activities:
Provision for deferred income taxes	5,991	26,607
Depreciation and amortization	164,081	161,232
Amortization of deferred financing costs	6,579	5,889
Credit loss on held-to-maturity securities	—	32,784
Forfeiture of Block 21 earnest deposit	—	15,000
Write-off of deferred financing costs	—	246
Loss from unconsolidated joint ventures	5,831	5,482
Stock-based compensation expense	8,944	6,623
Changes in:
Trade receivables	(52,930)	56,950
Accounts payable and accrued liabilities	73,370	(57,024)
Other assets and liabilities	(419)	2,152
Net cash flows provided by (used in) operating activities	22,670	(112,331)

Cash Flows from Investing Activities:
Purchases of property and equipment	(66,162)	(124,581)
Purchase of land adjacent to Gaylord Rockies	(22,000)	—
Collection of notes receivable	844	2,985
Purchase of additional interest in Gaylord Rockies joint venture	(188,000)	—
Investment in other joint ventures	(7,168)	(8,761)
Other investing activities, net	5,482	(1,304)
Net cash flows used in investing activities	(277,004)	(131,661)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	74,000	35,000
Repayments under term loan B	(3,750)	(3,750)
Issuance of senior notes	600,000	—
Redemption of senior notes	(400,000)	—
Deferred financing costs paid	(10,628)	(1,528)
Redemption of noncontrolling interest in Operating Partnership	(2,438)	—
Payment of dividends	(502)	(102,325)
Distributions from consolidated joint venture to noncontrolling interest partners	—	(992)
Payment of tax withholdings for share-based compensation	(3,428)	(1,688)
Other financing activities, net	(171)	(188)
Net cash flows provided by (used in) financing activities	253,083	(75,471)

Net change in cash, cash equivalents, and restricted cash	(1,251)	(319,463)
Cash, cash equivalents, and restricted cash, beginning of period	79,754	420,396
Cash, cash equivalents, and restricted cash, end of period	$78,503	$100,933

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$53,155	$52,162
Cash and cash equivalents - restricted	25,348	48,771
Cash, cash equivalents, and restricted cash, end of period	$78,503	$100,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in	Total	Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Equity	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	(Deficit)	Joint Venture
BALANCE, December 31, 2020	$550	$1,192,261	$(18,467)	$(911,092)	$(57,951)	$205,301	$14,516	$219,817	$100,969
Net loss	—	—	—	(104,521)	—	(104,521)	(807)	(105,328)	(11,793)
Other comprehensive income, net of income taxes	—	—	—	—	6,100	6,100	—	6,100	—
Redemption of noncontrolling interest in Operating Partnership	—	—	—	(1,352)	—	(1,352)	(1,086)	(2,438)	—
Contribution to consolidated joint venture	—	—	—	—	—	—	—	—	4,425
Restricted stock units and stock options surrendered	—	(3,357)	—	12	—	(3,345)	—	(3,345)	—
Stock-based compensation expense	—	2,522	—	—	—	2,522	—	2,522	—
BALANCE, March 31, 2021	$550	$1,191,426	$(18,467)	$(1,016,953)	$(51,851)	$104,705	$12,623	$117,328	$93,601
Net loss	—	—	—	(57,919)	—	(57,919)	(422)	(58,341)	(4,708)
Other comprehensive income, net of income taxes	—	—	—	—	11,204	11,204	—	11,204	—
Purchase of remaining interest in consolidated joint venture	—	(99,107)	—	—	—	(99,107)	—	(99,107)	(88,893)
Restricted stock units and stock options surrendered	1	(50)	—	—	—	(49)	—	(49)	—
Stock-based compensation expense	—	3,146	—	—	—	3,146	—	3,146	—
BALANCE, June 30, 2021	$551	$1,095,415	$(18,467)	$(1,074,872)	$(40,647)	$(38,020)	$12,201	$(25,819)	$—
Net loss	—	—	—	(8,546)	—	(8,546)	(61)	(8,607)	—
Other comprehensive income, net of income taxes	—	—	—	—	4,073	4,073	—	4,073	—
Restricted stock units and stock options surrendered	—	(22)	—	7	—	(15)	—	(15)	—
Stock-based compensation expense	—	3,276	—	—	—	3,276	—	3,276	—
BALANCE, September 30, 2021	$551	$1,098,669	$(18,467)	$(1,083,411)	$(36,574)	$(39,232)	$12,140	$(27,092)	$—

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

In April 2021, the Company entered into an agreement with RIDA Development Corporation to acquire the remaining 35% ownership interest in the Gaylord Rockies joint venture not previously owned by the Company for $188.0 million and approximately 130 acres of undeveloped, adjacent land for $22.0 million in cash (the “JV Purchase”). The JV Purchase closed in May 2021 and was funded through cash on hand and borrowings under the Company’s $700 million revolving credit facility. As discussed below, the Company consolidated the Gaylord Rockies joint venture both before and after the purchase in the accompanying condensed consolidated financial statements.

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

The Company also owns a number of media and entertainment assets, including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, and the General Jackson Showboat. The Company also owns a 50% interest in a joint venture to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”), which launched its broadcast network on January 1, 2020. See Note 13, “Commitments and Contingencies” to the condensed consolidated financial statements included herein for further disclosure.

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

Impact of COVID-19 Pandemic

The novel coronavirus disease (COVID-19) pandemic has spread throughout the United States and continues to have an unprecedented impact on the U.S. economy. Due to the COVID-19 pandemic, the Company has experienced disruption of its business and in March 2020 temporarily suspended operations of most of its assets, as further described below. While the Company’s assets are now open and operating, there is significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on the Company’s future results of operations and financial position.

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

The Company amended its credit facility on April 23, 2020, and again on December 22, 2020, as described in Note 5, “Debt,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company continues to pay all required debt service payments on its indebtedness, lease payments, taxes and other payables. Beginning in July 2020, Gaylord Rockies was in a cash sweep position pursuant to and as defined in the Gaylord Rockies $800 million term loan agreement, and such cash amounts are included in cash and cash equivalents – restricted in the accompanying condensed consolidated balance sheets. See Note 17, “Subsequent Events,” for further disclosure.

At September 30, 2021, the Company had $519.7 million available for borrowing under its revolving credit facility and $53.2 million in unrestricted cash on hand. The Company’s quarterly dividend is currently suspended. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement. The Company’s credit agreement permits payment of dividends as necessary to maintain the Company’s REIT status and permits the Company to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to the Company’s board of directors’ determinations as to the amount of distributions and timing thereof.

With the exception of the Gaylord Palms expansion project and the renovation of the guest rooms at Gaylord National, the Company has deferred substantially all non-essential capital projects, in addition to delaying the Gaylord Rockies expansion project, which was scheduled to begin construction in second quarter 2020. The Gaylord Palms expansion project was completed in April 2021, and the Gaylord National rooms renovation was completed in June 2021.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Hotel group rooms	$58,358	$2,747	$82,949	$85,611
Hotel transient rooms	54,834	21,740	120,442	47,806
Hotel food and beverage - banquets	61,669	3,653	83,889	111,904
Hotel food and beverage - outlets	44,134	12,564	85,708	51,573
Hotel other	38,858	17,274	90,355	57,060
Entertainment admissions/ticketing	21,207	1,689	37,022	12,456
Entertainment food and beverage	16,513	4,899	33,469	16,425
Entertainment produced content	1,552	886	4,843	3,503
Entertainment retail and other	9,781	4,797	23,265	11,622
Total revenues	$306,906	$70,249	$561,942	$397,960

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Gaylord Opryland	$75,483	$17,514	$142,244	$94,961
Gaylord Palms	34,476	7,658	82,295	53,847
Gaylord Texan	56,041	19,651	108,468	81,119
Gaylord National	36,008	133	39,576	50,056
Gaylord Rockies	51,209	11,931	81,517	68,335
AC Hotel	1,846	735	4,110	2,730
Inn at Opryland	2,790	356	5,133	2,906
Total Hospitality segment revenues	$257,853	$57,978	$463,343	$353,954

The majority of the Company’s Entertainment segment revenues are concentrated in Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At September 30, 2021 and December 31, 2020, the Company had $118.6 million and $70.4 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2020, approximately $12.4 million was recognized in revenue during the nine months ended September 30, 2021.

3. INCOME (LOSS) PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average shares outstanding - basic	55,065	54,980	55,040	54,955
Effect of dilutive stock-based compensation	—	—	—	—
Effect of dilutive put rights	—	—	—	—
Weighted average shares outstanding - diluted	55,065	54,980	55,040	54,955

For the three months and nine months ended September 30, 2021, the effect of dilutive stock-based compensation was the equivalent of 0.2 million shares of common stock outstanding. For the three months and nine months ended September 30, 2020, the effect of dilutive stock-based compensation was the equivalent of 0.1 million shares of common stock outstanding. Because the Company had a loss available to common stockholders in the three months and nine months ended September 30, 2021 and 2020, these incremental shares were excluded from the computation of dilutive earnings per share as the effect of their inclusion would have been anti-dilutive.

As more fully discussed in Note 4, “Investment in Gaylord Rockies Joint Venture,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, certain affiliates of Ares Management, L.P. each had a put right to require the Company to purchase their joint venture interests in the Gaylord Rockies joint venture in consideration of cash or operating partnership units (“OP Units”) of RHP Hotel Properties, LP (the “Operating Partnership”). These put rights were exercised during 2020 and are excluded from the computation of dilutive earnings per share for the three months and nine months ended September 30, 2020 as the effect of their inclusion would have been anti-dilutive due to the Company’s loss available to common stockholders in that period. The OP Units held by the noncontrolling interest holders have been excluded from the denominator of the diluted loss per share calculation for the three months and nine months ended September 30, 2021 and 2020 as there would be no effect on the calculation of diluted loss per share because the loss attributable to the OP Units held by the noncontrolling interest holders would also be subtracted to derive net loss available to common stockholders.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is comprised of amounts related to the Company’s minimum pension liability discussed in Note 11, “Pension Plans,” interest rate derivatives designated as cash flow hedges related to the Company’s outstanding debt as discussed in Note 7, “Debt,” and amounts related to an other-than-temporary impairment of a held-to-maturity investment that existed prior to 2020 with respect to the notes receivable discussed in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein. Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2021 and 2020 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2020	$(26,623)	$(3,509)	$(27,819)	$(57,951)
Gains (losses) arising during period	8,324	—	(370)	7,954
Amounts reclassified from accumulated other comprehensive loss	966	159	12,298	13,423
Net other comprehensive income	9,290	159	11,928	21,377
Balance, September 30, 2021	$(17,333)	$(3,350)	$(15,891)	$(36,574)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2019	$(23,916)	$(5,877)	$1,634	$(28,159)
Losses arising during period	(11,167)	—	(39,965)	(51,132)
Amounts reclassified from accumulated other comprehensive loss	1,444	158	6,479	8,081
Net other comprehensive income (loss)	(9,723)	158	(33,486)	(43,051)
Transition adjustment related to adoption of ASU 2016-13	—	2,158	—	2,158
Balance, September 30, 2020	$(33,639)	$(3,561)	$(31,852)	$(69,052)

5. PROPERTY AND EQUIPMENT:

Property and equipment, including right-of-use finance lease assets, at September 30, 2021 and December 31, 2020 is recorded at cost (except for right-of-use finance lease assets) and summarized as follows (in thousands):

	September 30,	December 31,
	2021	2020
Land and land improvements	$378,115	$351,618
Buildings	3,599,111	3,462,218
Furniture, fixtures and equipment	982,739	960,666
Right-of-use finance lease assets	1,613	1,613
Construction-in-progress	13,260	166,084
	4,974,838	4,942,199
Accumulated depreciation and amortization	(1,908,503)	(1,824,952)
Property and equipment, net	$3,066,335	$3,117,247

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $69.8 million and $71.9 million at September 30, 2021 and December 31, 2020, respectively, net of credit loss reserve of $38.0 million at each of September 30, 2021 and December 31, 2020. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

The Company has the intent and ability to hold these bonds to maturity. The Company’s quarterly assessment of credit losses considers the estimate of projected tax revenues that will service the bonds over their remaining terms. These tax revenue projections are updated each quarter to reflect updated industry projections as to future anticipated operations of the hotel. As a result of reduced tax revenue projections over the remaining life of the bonds, the Company increased its credit loss reserve by $7.8 million and $32.8 million in the three months and nine months ended September 30, 2020, respectively. As a result of additional credit loss reserves recorded in the year ended December 31, 2020, at September 30, 2021, the Series B bond is fully reserved. The Series A bond is of higher priority than other tranches which fall between the Company’s two issuances.

During the three months ended September 30, 2021 and 2020, the Company recorded interest income of $1.4 million and $1.5 million, respectively, on these bonds. During the nine months ended September 30, 2021 and 2020, the Company recorded interest income of $4.1 million and $4.7 million, respectively, on these bonds. The Company received payments of $6.4 million and $8.8 million during the nine months ended September 30, 2021 and 2020, respectively, relating to these bonds. At September 30, 2021 and December 31, 2020, before consideration of the credit loss reserve, the Company had accrued interest receivable related to these bonds of $39.5 million and $40.9 million, respectively.

7. DEBT:

The Company’s debt and finance lease obligations at September 30, 2021 and December 31, 2020 consisted of (in thousands):

	September 30,	December 31,
	2021	2020
$700M Revolving Credit Facility, interest at LIBOR plus 2.25%, maturing March 31, 2024	$180,000	$106,000
$300M Term Loan A, interest at LIBOR plus 2.25%, maturing March 31, 2025	300,000	300,000
$500M Term Loan B, interest at LIBOR plus 2.00%, maturing May 11, 2024	377,500	381,250
$400M Senior Notes, interest at 5.0%, original maturity April 15, 2023	—	400,000
$600M Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	—
$700M Senior Notes, interest at 4.75%, maturing October 15, 2027	700,000	700,000
$800M Gaylord Rockies Term Loan, interest at LIBOR plus 2.50%, maturing July 2, 2023	800,000	800,000
Finance lease obligations	925	1,095
Unamortized deferred financing costs	(34,414)	(32,504)
Unamortized premium	1,957	2,167
Total debt	$2,925,968	$2,658,008

Amounts due within one year consist of the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

At September 30, 2021, there were no defaults under the covenants related to the Company’s outstanding debt based on the amended terms of the Company’s credit agreement.

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

As a result of the Company’s purchase of tendered $400 Million 5% Senior Notes and the redemption of all untendered $400 Million 5% Senior Notes, the Company recognized a loss on extinguishment of debt of $2.9 million in the nine months ended September 30, 2021.

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

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $14.2 million will be reclassified from accumulated other comprehensive loss to interest expense in the next twelve months.

The estimated fair value of the Company’s derivative financial instruments at September 30, 2021 and December 31, 2020 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	September 30,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2021	2020
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	$(1,399)	$(2,206)
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	(1,399)	(2,206)
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	(1,399)	(2,206)
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	$ 87,500	(1,410)	(2,222)
Gaylord Rockies Term Loan	Interest Rate Swap	1.6500%	1-month LIBOR	August 1, 2022	$ 800,000	(10,283)	(18,979)
						$(15,890)	$(27,819)

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

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI			Reclassified from Accumulated
	on Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	September 30,		Accumulated OCI	September 30,
	2021	2020	into Income (Expense)	2021	2020
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(546)	$183	Interest expense	$(4,187)	$(3,989)
Total derivatives	$(546)	$183		$(4,187)	$(3,989)

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from Accumulated
	Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Nine Months Ended		Reclassified from	Nine Months Ended
	September 30,		Accumulated OCI	September 30,
	2021	2020	into Income (Expense)	2021	2020
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(370)	$(39,965)	Interest expense	$(12,298)	$(6,479)
Total derivatives	$(370)	$(39,965)		$(12,298)	$(6,479)

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended September 30, 2021 and 2020 was $32.4 million and $28.1 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $93.1 million and $87.5 million, respectively.

At September 30, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $17.1 million. As of September 30, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $17.1 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

The Company’s lease costs for the three months and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$3,261	$2,929	$9,631	$9,009
Finance lease cost:
Amortization of right-of-use assets	38	38	112	112
Interest on lease liabilities	9	12	30	37
Net lease cost	$3,308	$2,979	$9,773	$9,158

Future minimum lease payments under non-cancelable leases at September 30, 2021 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$6,326	$241
Year 2	6,379	232
Year 3	6,191	60
Year 4	6,126	46
Year 5	6,311	46
Years thereafter	565,067	532
Total future minimum lease payments	596,400	1,157
Less amount representing interest	(485,827)	(232)
Total present value of minimum payments	$110,573	$925

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	49.2	years
Finance leases	10.4	years
Weighted-average discount rate:
Operating leases	6.8%
Finance leases	4.0%

10. STOCK PLANS:

During the nine months ended September 30, 2021, the Company granted 0.3 million restricted stock units with a weighted-average grant date fair value of $73.71 per unit. There were 0.5 million and 0.4 million restricted stock units outstanding at September 30, 2021 and December 31, 2020, respectively.

Compensation expense for the Company’s stock-based compensation plans was $3.3 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively, and $8.9 million and $6.6 million for the nine months ended September 30, 2021 and 2020, respectively.

11. PENSION PLANS:

Net periodic pension expense reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest cost	$534	$534	$1,484	$1,885
Expected return on plan assets	(1,103)	(962)	(3,150)	(3,071)
Amortization of net actuarial loss	217	340	801	903
Net settlement loss	443	1,343	1,009	1,343
Total net periodic pension expense	$91	$1,255	$144	$1,060

As a result of increased lump-sum distributions from the Company’s qualified retirement plan during 2021 and 2020, net settlement losses of $1.0 million and $1.3 million, respectively, were recognized in the nine months ended September 30, 2021 and 2020.

In addition, the increase in lump-sum distributions required the Company to re-measure its liability under its pension plan as of June 30, 2021. As a result of the re-measurement, as well as an increase in the pension plan’s assumed discount rate from 1.95% at December 31, 2020 to 2.31% at June 30, 2021, the Company recorded a $6.9 million decrease to its liability under the pension plan and a corresponding decrease in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet as of September 30, 2021.

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

For the three months ended September 30, 2021 and 2020, the Company recorded an income tax provision of $1.1 million and $0.1 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded an income tax provision of $6.6 million and $27.0 million, respectively. The income tax provision for the nine months ended September 30, 2021 and 2020 included the recording of a valuation allowance of $3.6 million and $26.7 million, respectively, as further described below. Additionally, in the nine months ended September 30, 2021 and 2020, the Company recorded an income tax provision of $3.0 million and $0.3 million, respectively, inclusive of valuation allowance, related to the current period operations of the Company.

Due to the financial statement impact of the COVID-19 pandemic, in connection with the preparation of the condensed consolidated financial statements included herein, the Company reassessed the realizability of net deferred tax assets during 2020, and as a result, the Company included a valuation allowance of $26.7 million in its income tax provision for the nine months ended September 30, 2020 on the net deferred tax assets of its TRSs. The Company recorded an additional valuation allowance related to its deferred tax assets of $3.6 million, which is included in the income tax provision for the nine months ended September 30, 2021.

At September 30, 2021 and December 31, 2020, the Company had no unrecognized tax benefits.

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

In April 2019, a subsidiary of the Company entered into a joint venture with Gray Television, Inc. to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle, Circle. The Company acquired a 50% equity interest in this joint venture and has made capital contributions of $19.5 million. In addition, the Company intends to contribute up to an additional $1.5 million through December 31, 2021. The Company accounts for its investment in this joint venture under the equity method of accounting.

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

14. EQUITY:

Dividends

Due to the COVID-19 pandemic, the Company has suspended its regular quarterly dividend payments. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement. The Company’s credit agreement permits payment of dividends as necessary to maintain the Company’s REIT status and permits the

Company to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to the Company’s board of directors’ determination as to the amount of distributions and the timing thereof.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At September 30, 2021, 0.4 million outstanding OP Units, or less than 1% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheet. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

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

No shares were issued under the ATM Agreement during the three months and nine months ended September 30, 2021.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, were as follows (in thousands):

		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$30,709	$30,709	$—	$—
Total assets measured at fair value	$30,709	$30,709	$—	$—

Variable to fixed interest rate swaps	$15,890	$—	$15,890	$—
Total liabilities measured at fair value	$15,890	$—	$15,890	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$31,277	$31,277	$—	$—
Total assets measured at fair value	$31,277	$31,277	$—	$—

Variable to fixed interest rate swaps	$27,819	$—	$27,819	$—
Total liabilities measured at fair value	$27,819	$—	$27,819	$—

The remainder of the assets and liabilities held by the Company at September 30, 2021 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximates fair value, except as described below.

The Company has outstanding $600.0 million in aggregate principal amount of $600 million 4.50% senior notes. The carrying value of these notes at September 30, 2021 was $590.3 million, net of unamortized deferred financing costs (“DFCs”). The fair value of these notes, based upon quoted market prices (Level 1), was $607.2 million at September 30, 2021.

The Company has outstanding $700.0 million in aggregate principal amount of $700 million 4.75% senior notes. The carrying value of these notes at September 30, 2021 was $692.3 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $727.9 million at September 30, 2021.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Hospitality	$257,853	$57,978	$463,343	$353,954
Entertainment	49,053	12,271	98,599	44,006
Corporate and Other	—	—	—	—
Total	$306,906	$70,249	$561,942	$397,960

Depreciation and amortization:
Hospitality	$52,020	$49,310	$151,655	$148,667
Entertainment	3,506	3,985	10,728	10,492
Corporate and Other	567	581	1,698	2,073
Total	$56,093	$53,876	$164,081	$161,232

Operating income (loss):
Hospitality	$24,716	$(78,322)	$(65,846)	$(154,633)
Entertainment	12,080	(9,057)	10,074	(26,632)
Corporate and Other	(10,983)	(7,880)	(28,620)	(24,766)
Preopening costs (1)	(118)	(96)	(734)	(1,597)
Gain on sale of assets (2)	—	—	317	1,261
Credit loss on held-to-maturity securities (3)	—	(7,811)	—	(32,784)
Total operating income (loss)	25,695	(103,166)	(84,809)	(239,151)

Interest expense	(32,413)	(28,127)	(93,056)	(87,527)
Interest income	1,433	1,540	4,254	5,765
Loss on extinguishment of debt	—	—	(2,949)	—
Loss from unconsolidated joint ventures	(2,312)	(1,767)	(5,831)	(5,482)
Other gains and (losses), net	53	1,729	254	(14,831)
Loss before income taxes	$(7,544)	$(129,791)	$(182,137)	$(341,226)
(1)	Preopening costs for the nine months ended September 30, 2021 relate to the Hospitality segment. Preopening costs for the three months ended September 30, 2020 relate to the Hospitality segment. Preopening costs for the nine months ended September 30, 2020 include $0.2 million and $1.4 million for the Hospitality and Entertainment segments, respectively.
(2)	Gain on sale of assets for the nine months ended September 30, 2021 and 2020 relates to the Hospitality segment.
(3)	Credit loss on held-to-maturity securities for the three months and nine months ended September 30, 2020 relates to the Hospitality segment.

17. SUBSEQUENT EVENTS:

In October 2021, the Company entered into an agreement to purchase Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas, for $260 million, which includes the assumption of approximately $138 million of existing mortgage debt. In addition, the Company will receive approximately $11 million of existing cash reserves attributable to the assets. Block 21 is the home of the Austin City Limits Live at The Moody Theater (“ACL Live”), a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin Hotel, the 3TEN at ACL Live club and approximately 53,000 square feet of other Class A commercial space. The acquisition is expected to close near the end of the fourth quarter 2021, subject to customary closing conditions including, but not limited to, consent to the Company’s assumption of the existing mortgage loan by the loan servicer and the consent of the hotel property manager, an affiliate of Marriott, to the Company’s assignment and assumption of the existing hotel management agreement. The Company has the capacity to finance the transaction under its revolving credit facility and may use cash on hand, including from any sales of stock under its ATM program, and will make a determination of funding sources prior to closing.

In October 2021, the Company also entered into Amendment No. 4 to the Company’s credit facility, which allows the Company to complete an acquisition during the credit agreement’s restricted period using borrowings under its revolving credit facility, so long as the aggregate amount outstanding under the revolving credit facility is equal to or less than $400.0 million, and an associated assumption of indebtedness, subject to certain conditions.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) future travel, transient and group demand, the anticipated impact of the novel coronavirus disease (COVID-19) pandemic on our results of operations and liquidity, the expected effects of cost containment efforts, and efforts to rebook customers for later dates in 2021 and later years; (ii) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) the suspension of our dividend and our dividend policy, including the frequency and amount of any dividend we may pay; (v) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our use of cash during the remainder of 2021; (x) our ability to borrow available funds under our credit facility; (xi) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xii) our pending acquisition of the Block 21 complex in Austin, Texas (“Block 21”); and (xiii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, risks and uncertainties associated with the COVID-19 pandemic, including the effects of the COVID-19 pandemic on us and the hospitality and entertainment industries generally, the effects of the COVID-19 pandemic on the demand for travel, transient and group business (including government-

imposed restrictions or guidelines), levels of consumer confidence in the safety of travel and group gatherings as a result of COVID-19, the length and severity of the COVID-19 pandemic in the United States and the pace of recovery following the COVID-19 pandemic, the duration and severity of the COVID-19 pandemic in the markets where our assets are located, the economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness and/or to successfully amend the agreements governing our indebtedness in the future, changes in interest rates, including future changes from the London Inter-Bank Offered Rate (“LIBOR”) to a different base rate, and those factors described elsewhere in this Quarterly Report on Form 10-Q, including in Item 1A, “Risk Factors,” and our Annual Report on Form 10-K for the year ended December 31, 2020 or described from time to time in our other reports filed with the SEC.

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

We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 96 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, and the General Jackson Showboat. We also own a 50% interest in a joint venture to create and distribute a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”).

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

We continue taking steps to preserve liquidity in order to weather the COVID-19 pandemic and continue to pay all required debt service payments on our indebtedness, lease payments, taxes and other payables. At September 30, 2021, we had $519.7 million available for borrowing under our revolving credit facility and $53.2 million in unrestricted cash on hand. Within our Hospitality segment, we, along with Marriott, have implemented various actions in order to contain costs in all areas. We have implemented similar cost containment initiatives in our Entertainment and Corporate segments.

As previously disclosed in 2020, we have suspended our regular quarterly dividend payments to stockholders. Our board of directors will consider a future dividend as permitted by our credit agreement and subject to our board of directors’ determinations as to the amount of distributions and the timing thereof. With the exception of the Gaylord Palms expansion project and the renovation of the rooms at Gaylord National, we have deferred all non-essential capital projects. With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties; however, Marriott has suspended this obligation through December 2021, although we have made voluntary contributions to fund various maintenance capital expenditures, including the rooms renovation at Gaylord National.

As previously disclosed in 2020, we entered into certain amendments to the credit agreement governing our $700 million revolving credit facility (of which $180.0 million was outstanding at September 30, 2021), $300 million term loan A facility and the original $500 million term loan B facility (of which $377.5 million was outstanding at September 30, 2021). Together, the amendments provided for a temporary waiver of financial covenants in the credit facility through March 31, 2022 (unless terminated early by us at our option) and confirm our continued ability to borrow the remaining amounts available under the revolving credit facility (subject to a minimum liquidity covenant). Additionally, we further amended the credit agreement in October 2021 to permit an acquisition during the credit agreement’s restricted period, and an associated assumption of indebtedness, subject to certain conditions.

As previously disclosed in 2020, the Gaylord Rockies joint venture completed an amendment to its $800 million term loan that provided the ability to use cash for certain purposes, even during a Cash Sweep Period (as defined in the loan agreement). Beginning in July 2020, the Gaylord Rockies joint venture was in a Cash Sweep Period pursuant to the loan agreement. For additional discussion of this amendment and other amendments to our credit agreement, see “Principal Debt Agreements” below.

Impact on Operations. Except for Gaylord National, which reopened in July 2021, and the Wildhorse Saloon, which closed subsequent to the December 2020 downtown Nashville bombing and reopened in April 2021, our hotels and entertainment venues reopened in the second and third quarters of 2020.

We and Marriott’s sales teams have been working closely with our customers to rebook previously cancelled business and, through September 30, 2021, we have rebooked approximately 65% of total room nights cancelled as a result of the COVID-19 pandemic. Cancelled room nights in the nine months ended September 30, 2021 decreased 61% from the nine months ended December 31, 2020. Group attrition as a percentage of contracted block decreased in each sequential quarter since the onset of the COVID-19 pandemic through June 30, 2021. Primarily as a result of the latest COVID-19 variant, attrition increased in the three months ended September 30, 2021, as compared to the three months ended June 30, 2021; however, this attrition was still below the three months ended March 31, 2021. Occupancy within our Hospitality segment (including Gaylord National for the period it was closed) has increased each sequential quarter in 2021, from 16.4% in the first quarter of 2021 to 54.5% in the third quarter of 2021. Average daily rate (“ADR”) in the three months ended September 30, 2021 was $216.79, which is an increase of 15.2% when compared to the three months ended September 30, 2019 (pre-pandemic). In addition, organic group bookings (defined as bookings unrelated to a COVID-19 pandemic rebooking) made up 83% of group room nights booked in the three months ended September 30, 2021, compared to 56% in the three months ended June 30, 2021, 44% in the three months ended March 31, 2021, 26% in the three months ended December 31, 2020 and 23% in the three months ended September 30, 2020.

The aforementioned rebooking efforts have resulted in contracted business for 2022 that approaches or exceeds pre-pandemic levels based on the pacing of bookings in 2018 for 2019. Our group ADR on-the-books for the next five years exceeds group ADR on-the-books in 2018 for comparable future periods, and this combined impact yields projected group rooms revenue on-the-books for future years that we estimate will be at or above pre-pandemic levels.

For additional discussion of the impact of the COVID-19 pandemic on our business, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Gaylord Rockies Joint Venture

In May 2021, we purchased the remaining 35% ownership interest in the Gaylord Rockies joint venture. Prior to May 2021, we had a 65% ownership interest in the Gaylord Rockies joint venture, and our management concluded that the Company was the primary beneficiary of this previous variable interest entity (“VIE”). The financial position and results of operations of this previous VIE have been consolidated in the accompanying condensed consolidated financial statements included herein. We also purchased 130 acres of undeveloped land, adjacent to Gaylord Rockies in May 2021.

Gaylord Palms Expansion

In 2018, we began construction of a $158 million expansion of Gaylord Palms, which includes an additional 302 guest rooms and 96,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure. The expansion was completed in April 2021.

Circle

In 2019, we acquired a 50% equity interest in Circle, and we have made $19.5 million in capital contributions through September 30, 2021. In addition, we intend to contribute up to an additional $1.5 million in fourth quarter 2021. Circle launched its broadcast network on January 1, 2020, with sixteen original shows and two major distribution partnerships. As of October 2021, Circle is available to more than 70% of U.S. television households via over-the-air and cable television and is available through multiple online streaming services covering over 164 million monthly average users.

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

As a result of the Company’s purchase of tendered $400 Million 5% Senior Notes and the redemption of all untendered $400 Million Senior Notes, we recognized a loss on extinguishment of debt of $2.9 million in the nine months ended September 30, 2021.

On February 17, 2021, the Operating Partnership and Finco (collectively, the “Issuers”) completed the private placement of $600 million in aggregate principal amount of 4.50% senior notes due 2029 (the “$600 Million 4.50% Senior Notes”). The aggregate net proceeds from the issuance of the $600 Million 4.50% Senior Notes totaled approximately $591 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. After using a significant portion of these net proceeds to tender and redeem the $400 Million 5% Senior Notes, we used the net proceeds to repay all of the amounts outstanding under our $700 million revolving credit facility and for general corporate purposes.

Potential Acquisition of Block 21

In October 2021, we entered into an agreement to purchase Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas, for $260 million, which includes the assumption of approximately $138 million of existing mortgage debt. In addition, we will receive approximately $11 million of existing cash reserves attributable to the assets. Block 21 is the home of the Austin City Limits Live at The Moody Theater (“ACL Live”), a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin Hotel, the 3TEN at ACL Live club and approximately 53,000 square feet of other Class A commercial space. The acquisition is expected to close near the end of the fourth quarter 2021, subject to customary closing conditions including, but not limited to, consent to our assumption of the existing mortgage loan by the loan servicer and the consent of the hotel property manager, an affiliate of Marriott, to our assignment and assumption of the existing hotel management agreement. We have the capacity to finance the transaction under our revolving credit facility and may use cash on hand, including from any sales of stock under our at-the-market (“ATM”) equity distribution agreement (the “ATM Agreement”), and will make a determination of funding sources prior to closing.

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

Short-Term Capital Allocation. Prior to the COVID-19 pandemic, our short-term capital allocation strategy focused on returning capital to stockholders through the payment of dividends, in addition to investing in our assets and operations. However, in March 2020, we suspended our regular quarterly dividend payments. Our board of directors will consider a future dividend as permitted by our credit agreement. Any future dividend is subject to our board of directors’ determinations as to the amount and timing thereof. We are currently focused on managing our business through the COVID-19 pandemic and are limiting our non-essential capital expenditures.

Our Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, our equity investment in Circle, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three months and nine months ended September 30, 2021 and 2020, our total revenues were divided among these business segments as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2021	2020	2021	2020
Hospitality	84%	83%	82%	89%
Entertainment	16%	17%	18%	11%
Corporate and Other	0%	0%	0%	0%

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

For the three months and nine months ended September 30, 2021 and 2020, the method of calculation of these indicators has not been changed as a result of the COVID-19 pandemic and the resulting hotel closures and is consistent with historical periods. As such, performance metrics include closed hotel room nights available.

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

The closure, limited reopening and pandemic-constrained business levels of our Gaylord Hotels properties have resulted in the significant decrease in performance reflected in these key performance indicators and non-GAAP financial measures for the three months and nine months ended September 30, 2021 and 2020, as compared to historical periods.

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and nine months ended September 30, 2021 and 2020. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	%	2020	%	2021	%	2020	%
REVENUES:
Rooms	$113,192	36.9%	$24,487	34.9%	$203,391	36.2%	$133,417	33.5%
Food and beverage	105,803	34.5%	16,217	23.1%	169,597	30.2%	163,477	41.1%
Other hotel revenue	38,858	12.7%	17,274	24.6%	90,355	16.1%	57,060	14.3%
Entertainment	49,053	16.0%	12,271	17.5%	98,599	17.5%	44,006	11.1%
Total revenues	306,906	100.0%	70,249	100.0%	561,942	100.0%	397,960	100.0%
OPERATING EXPENSES:
Rooms	30,802	10.0%	10,280	14.6%	55,318	9.8%	47,060	11.8%
Food and beverage	65,205	21.2%	19,233	27.4%	118,282	21.0%	114,935	28.9%
Other hotel expenses	80,203	26.1%	56,961	81.1%	196,125	34.9%	192,480	48.4%
Hotel management fees, net	4,907	1.6%	516	0.7%	7,809	1.4%	5,445	1.4%
Entertainment	33,467	10.9%	17,343	24.7%	77,797	13.8%	60,146	15.1%
Corporate	10,416	3.4%	7,299	10.4%	26,922	4.8%	22,693	5.7%
Preopening costs	118	0.0%	96	0.1%	734	0.1%	1,597	0.4%
Gain on sale of assets	—	—%	—	—%	(317)	(0.1)%	(1,261)	(0.3)%
Credit loss on held-to-maturity securities	—	—%	7,811	11.1%	—	—%	32,784	8.2%
Depreciation and amortization:
Hospitality	52,020	16.9%	49,310	70.2%	151,655	27.0%	148,667	37.4%
Entertainment	3,506	1.1%	3,985	5.7%	10,728	1.9%	10,492	2.6%
Corporate and Other	567	0.2%	581	0.8%	1,698	0.3%	2,073	0.5%
Total depreciation and amortization	56,093	18.3%	53,876	76.7%	164,081	29.2%	161,232	40.5%
Total operating expenses	281,211	91.6%	173,415	246.9%	646,751	115.1%	637,111	160.1%
OPERATING INCOME (LOSS):
Hospitality	24,716	9.6%	(78,322)	(135.1)%	(65,846)	(14.2)%	(154,633)	(43.7)%
Entertainment	12,080	24.6%	(9,057)	(73.8)%	10,074	10.2%	(26,632)	(60.5)%
Corporate and Other	(10,983)	(A)	(7,880)	(A)	(28,620)	(A)	(24,766)	(A)
Preopening costs	(118)	(0.0)%	(96)	(0.1)%	(734)	(0.1)%	(1,597)	(0.4)%
Gain on sale of assets	—	—%	—	—%	317	0.1%	1,261	0.3%
Credit loss on held-to-maturity securities	—	—%	(7,811)	(11.1)%	—	—%	(32,784)	(8.2)%
Total operating income (loss)	25,695	8.4%	(103,166)	(146.9)%	(84,809)	(15.1)%	(239,151)	(60.1)%
Interest expense	(32,413)	(A)	(28,127)	(A)	(93,056)	(A)	(87,527)	(A)
Interest income	1,433	(A)	1,540	(A)	4,254	(A)	5,765	(A)
Loss on extinguishment of debt	—	(A)	—	(A)	(2,949)	(A)	—	(A)
Loss from unconsolidated joint ventures	(2,312)	(A)	(1,767)	(A)	(5,831)	(A)	(5,482)	(A)
Other gains and (losses), net	53	(A)	1,729	(A)	254	(A)	(14,831)	(A)
Provision for income taxes	(1,063)	(A)	(86)	(A)	(6,640)	(A)	(27,046)	(A)
Net loss	(8,607)	(A)	(129,877)	(A)	(188,777)	(A)	(368,272)	(A)
Net loss attributable to noncontrolling interest in consolidated joint venture	—	(A)	11,893	(A)	16,501	(A)	30,280	(A)
Net loss attributable to noncontrolling interest in the Operating Partnership	61	(A)	325	(A)	1,290	(A)	325	(A)
Net loss available to common stockholders	$(8,546)	(A)	$(117,659)	(A)	$(170,986)	(A)	$(337,667)	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months and nine months ended September 30, 2021 and 2020 (in thousands, except percentages and per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2021	2020	Change	2021	2020	Change
Total revenues	$306,906	$70,249	336.9%	$561,942	$397,960	41.2%
Total operating expenses	281,211	173,415	62.2%	646,751	637,111	1.5%
Operating income (loss)	25,695	(103,166)	124.9%	(84,809)	(239,151)	64.5%
Net loss	(8,607)	(129,877)	93.4%	(188,777)	(368,272)	48.7%
Net loss available to common stockholders	(8,546)	(117,659)	92.7%	(170,986)	(337,667)	49.4%
Net loss available to common stockholders per share - diluted	(0.16)	(2.14)	92.5%	(3.11)	(6.14)	49.3%

Total Revenues

The increase in our total revenues for the three months ended September 30, 2021, as compared to the same period in 2020, is attributable to increases in our Hospitality segment and Entertainment segment of $199.9 million and $36.8 million, respectively. The increase in our total revenues for the nine months ended September 30, 2021, as compared to the same period in 2020, is attributable to increases in our Hospitality segment and Entertainment segment of $109.4 million and $54.6 million, respectively.

Total Operating Expenses

The increase in our total operating expenses for the three months ended September 30, 2021, as compared to the same period in 2020, is primarily the result of increases in our Hospitality segment and Entertainment segment of $94.1 million and $16.1 million, respectively, partially offset by a credit loss on held-to-maturity investments in the 2020 period that did not occur in the 2021 period of $7.8 million. The increase in our total operating expenses for the nine months ended September 30, 2021, as compared to the same period in 2020, is primarily the result of increases in our Hospitality segment and Entertainment segment of $17.6 million and $17.7 million, respectively, partially offset by a credit loss on held-to-maturity investments in the 2020 period that did not occur in the 2021 period of $32.8 million.

Net Loss

Our net loss of $8.6 million for the three months ended September 30, 2021, as compared to a net loss of $129.9 million for the same period in 2020, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $4.3 million increase in interest expense in the 2021 period.
●	A $1.7 million decrease in other gains and (losses), net in the 2021 period.

Our net loss of $188.8 million for the nine months ended September 30, 2021, as compared to a net loss of $368.3 million for the same period in 2020, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $20.4 million decrease in in the provision for income taxes in the 2021 period.
●	The $15.0 million loss related to the forfeiture of the earnest deposit associated with the previously terminated potential acquisition of Block 21 in the 2020 period.

●	A $5.5 million increase in interest expense in the 2021 period.
●	A $2.9 million loss on extinguishment of debt in the 2021 period that did not occur in the 2020 period.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and nine months ended September 30, 2021 and 2020 (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2021	2020	Change		2021	2020	Change
Revenues:
Rooms	$113,192	$24,487	362.3%		$203,391	$133,417	52.4%
Food and beverage	105,803	16,217	552.4%		169,597	163,477	3.7%
Other hotel revenue	38,858	17,274	125.0%		90,355	57,060	58.4%
Total hospitality revenue	257,853	57,978	344.7%		463,343	353,954	30.9%
Hospitality operating expenses:
Rooms	30,802	10,280	199.6%		55,318	47,060	17.5%
Food and beverage	65,205	19,233	239.0%		118,282	114,935	2.9%
Other hotel expenses	80,203	56,961	40.8%		196,125	192,480	1.9%
Management fees, net	4,907	516	851.0%		7,809	5,445	43.4%
Depreciation and amortization	52,020	49,310	5.5%		151,655	148,667	2.0%
Total Hospitality operating expenses	233,137	136,300	71.0%		529,189	508,587	4.1%
Hospitality operating income (loss) (1)(2)	$24,716	$(78,322)	131.6%		$(65,846)	$(154,633)	57.4%
Hospitality performance metrics:
Occupancy	54.5%	14.6%	39.9	pts	34.9%	24.4%	10.5	pts
ADR	$216.79	$180.89	19.8%		$208.02	$197.38	5.4%
RevPAR (3)	$118.17	$26.33	348.8%		$72.65	$48.16	50.9%
Total RevPAR (4)	$269.19	$62.33	331.9%		$165.51	$127.77	29.5%
Net Definite Group Room Nights Booked (5)	134,717	(70,572)	290.9%		472,548	(692,844)	168.2%
(1)	Hospitality segment operating income (loss) does not include preopening costs of $0.1 million in each of the three months ended September 30, 2021 and 2020, respectively, and $0.7 million and $0.2 million in the nine months ended September 30, 2021 and 2020, respectively. Hospitality segment operating loss also does not include gain on sale of assets of $0.3 million and $1.3 million in the nine months ended September 30, 2021 and 2020, respectively, and credit losses on held-to-maturity securities of $7.8 million and $32.8 million in the three months and nine months ended September 30, 2020, respectively. See discussion of these items below.
(2)	Hospitality segment operating loss for the three months and nine months ended September 30, 2020 includes approximately $14.4 million and $34.9 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs. Hospitality segment operating income (loss) for the three months and nine months ended September 30, 2021, includes approximately $0.3 million in expense and $2.7 million in credits directly related to the COVID-19 pandemic, respectively, which are net of $0.1 million and $3.9 million of payroll tax credits afforded under the 2020 Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net definite group room nights booked includes approximately 207,000 and 555,000 group room cancellations in the three months ended September 30, 2021 and 2020, respectively, and 696,000 and 1,886,000 group room cancellations in the nine months ended September 30, 2021 and 2020, respectively.

Total Hospitality segment revenues in the three months and nine months ended September 30, 2021 include $10.2 million and $27.9 million, respectively, in attrition and cancellation fee revenue, an increase of $3.2 million and $11.1 million, respectively, from the 2020 periods. Since the beginning of 2020, we have recorded $60.8 million in attrition and cancellation fee revenue.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Group	59%	13%	46%	64%
Transient	41%	87%	54%	36%

Other hotel expenses for the three months and nine months ended September 30, 2021 and 2020 consist of the following (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2021	2020	Change	2021	2020	Change
Administrative employment costs	$29,991	$19,071	57.3%	$66,370	$76,640	(13.4)%
Utilities	7,884	6,284	25.5%	20,035	17,712	13.1%
Property taxes	8,817	9,444	(6.6)%	25,996	27,583	(5.8)%
Other	33,511	22,162	51.2%	83,724	70,545	18.7%
Total other hotel expenses	$80,203	$56,961	40.8%	$196,125	$192,480	1.9%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to an increase at Gaylord National due to its July 1, 2021 reopening after not being open during the 2020 period, as well as slight increases at each of our other Gaylord Hotels properties. Administrative employment costs decreased during the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to cost containment efforts at each of our Gaylord Hotels properties, including as a result of lower volumes, as well as Gaylord National remaining closed through June 30, 2021. Utility costs increased during the three months and nine months ended September 30, 2021, as compared to the same periods in 2020, primarily due to increases at Gaylord Palms and Gaylord Opryland due to increased usage. Property taxes decreased during the three months and nine months ended September 30, 2021, as compared to the 2020 periods, primarily due to a decrease at Gaylord Texan due to a reduction in assessed value driven by the impact of the COVID-19 pandemic. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three months ended September 30, 2021, as compared to the same period in 2020, primarily as a result of various increases at Gaylord Opryland, Gaylord National, Gaylord Palms and Gaylord Texan. Other expenses increased in the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to increased levels of operations at each of our Gaylord Hotels properties.

Each of our management agreements with Marriott for our Gaylord Hotels properties, excluding Gaylord Rockies, requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties, excluding Gaylord Rockies, calculated on a pooled basis. The Gaylord Rockies’s management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. In the three months ended September 30, 2021 and 2020, we incurred $5.7 million and $1.3 million, respectively, and in the nine months ended September 30, 2021 and 2020, we incurred $10.1 million and $7.8 million, respectively, related to base management fees for our Hospitality segment. In the three months and nine months ended September 30, 2021 and 2020, we incurred $0 related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 8, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased slightly in the three months and nine months ended September 30, 2021, as compared to the same period in 2020.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and nine months ended September 30, 2021 and 2020. The Gaylord Hotels properties experienced higher levels of attrition and cancellations and lower occupancy levels, which are directly related to the COVID-19 pandemic, in the three months and nine months ended September 30, 2021 and 2020, and experienced heavily transient business in the three months and nine months ended September 30, 2021 and 2020. In addition, property-level financial results for the three months and nine months ended September 30, 2021 are not comparable to the three months and nine months ended September 30, 2020 due to the temporary property closures that began in late March 2020, which were directly related to the COVID-19 pandemic. Therefore, the property-level financial results for the three months and nine months ended September 30, 2021 and 2020 are not comparable to historical periods. Total revenue at each of our Gaylord Hotels properties was lower than that of historical periods for the three months and nine months ended September 30, 2021 and 2020 due to the COVID-19 pandemic. Operating costs at each of our Gaylord Hotels properties were lower for the three months and nine months ended September 30, 2021 and 2020 as a result of cost containment initiatives and lower variable costs due to lower occupancies and, for the three months and nine months ended September 30, 2020, the temporary property closures that began in late March 2020 due to the COVID-19 pandemic.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and nine months ended September 30, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2021	2020	Change		2021	2020	Change
Revenues:
Rooms	$34,767	$7,109	389.1%		$67,573	$38,386	76.0%
Food and beverage	27,742	3,876	615.7%		45,648	40,130	13.8%
Other hotel revenue	12,974	6,529	98.7%		29,023	16,445	76.5%
Total revenue	75,483	17,514	331.0%		142,244	94,961	49.8%
Operating expenses:
Rooms	8,649	2,624	229.6%		16,845	11,800	42.8%
Food and beverage	14,777	4,553	224.6%		29,372	28,045	4.7%
Other hotel expenses	22,785	16,841	35.3%		57,642	53,211	8.3%
Management fees, net	1,251	109	1,047.7%		2,093	1,162	80.1%
Depreciation and amortization	8,507	8,790	(3.2)%		25,644	26,406	(2.9)%
Total operating expenses (1)(2)	55,969	32,917	70.0%		131,596	120,624	9.1%
Performance metrics:
Occupancy	56.3%	13.8%	42.5	pts	38.4%	25.0%	13.4	pts
ADR	$232.49	$193.58	20.1%		$223.24	$194.10	15.0%
RevPAR	$130.85	$26.76	389.0%		$85.71	$48.51	76.7%
Total RevPAR	$284.10	$65.92	331.0%		$180.42	$120.00	50.4%
(1)	Gaylord Opryland operating expenses do not include a gain on sale of assets of $0.3 million and $1.3 million in the nine months ended September 30, 2021 and 2020, respectively.
(2)	Gaylord Opryland operating expenses for the three months and nine months ended September 30, 2020 include approximately $4.2 million and $8.7 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs. Gaylord Opryland operating expenses for the nine months ended September

30, 2021 include approximately $0.4 million in credits directly related to the COVID-19 pandemic, which is net of $0.5 million in payroll tax credits afforded under the CARES Act.

Gaylord Palms Results. Gaylord Palms results include 302 expansion rooms beginning in April 2021. The results of Gaylord Palms for the three months and nine months ended September 30, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2021	2020	Change		2021	2020	Change
Revenues:
Rooms	$14,223	$3,226	340.9%		$34,812	$20,824	67.2%
Food and beverage	15,181	2,322	553.8%		31,955	24,865	28.5%
Other hotel revenue	5,072	2,110	140.4%		15,528	8,158	90.3%
Total revenue	34,476	7,658	350.2%		82,295	53,847	52.8%
Operating expenses:
Rooms	3,557	1,237	187.6%		8,211	5,711	43.8%
Food and beverage	9,977	2,592	284.9%		21,660	16,217	33.6%
Other hotel expenses	15,305	12,080	26.7%		39,699	37,671	5.4%
Management fees, net	546	22	2,381.8%		1,230	674	82.5%
Depreciation and amortization	5,852	4,042	44.8%		15,278	12,452	22.7%
Total operating expenses (1)(2)	35,237	19,973	76.4%		86,078	72,725	18.4%
Performance metrics:
Occupancy	44.7%	14.7%	30.0	pts	41.1%	26.0%	15.1	pts
ADR	$201.18	$168.83	19.2%		$198.85	$206.72	(3.8)%
RevPAR	$89.99	$24.76	263.4%		$81.71	$53.67	52.2%
Total RevPAR	$218.13	$58.79	271.0%		$193.15	$138.79	39.2%
(1)	Gaylord Palms operating expenses do not include preopening costs of $0.1 million in the three months ended September 30, 2021 and 2020, and $0.7 million and $0.2 million in the nine months ended September 30, 2021 and 2020, respectively. See discussion of these items below.
(2)	Gaylord Palms operating expenses for the three months and nine months ended September 30, 2020 include approximately $2.5 million and $5.0 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs. Gaylord Palms operating expenses for the three months and nine months ended September 30, 2021 include approximately $0.3 million and $0.2 million, respectively, in expenses directly related to the COVID-19 pandemic. Operating expenses for the nine months ended September 30, 2021 is net of $0.4 million in payroll tax credits afforded under the CARES Act.

Gaylord Texan Results. The results of Gaylord Texan for the three months and nine months ended September 30, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2021	2020	Change		2021	2020	Change
Revenues:
Rooms	$24,045	$8,693	176.6%		$45,735	$29,238	56.4%
Food and beverage	24,848	6,101	307.3%		42,970	36,477	17.8%
Other hotel revenue	7,148	4,857	47.2%		19,763	15,404	28.3%
Total revenue	56,041	19,651	185.2%		108,468	81,119	33.7%
Operating expenses:
Rooms	5,205	2,238	132.6%		10,348	7,439	39.1%
Food and beverage	15,569	5,208	198.9%		29,446	22,862	28.8%
Other hotel expenses	15,551	11,642	33.6%		37,346	35,245	6.0%
Management fees, net	930	217	328.6%		1,622	1,088	49.1%
Depreciation and amortization	6,146	6,327	(2.9)%		18,569	19,184	(3.2)%
Total operating expenses (1)	43,401	25,632	69.3%		97,331	85,818	13.4%
Performance metrics:
Occupancy	66.9%	27.3%	39.6	pts	44.6%	29.5%	15.1	pts
ADR	$215.42	$190.80	12.9%		$207.21	$199.31	4.0%
RevPAR	$144.08	$52.09	176.6%		$92.35	$58.82	57.0%
Total RevPAR	$335.80	$117.75	185.2%		$219.03	$163.21	34.2%
(1)	Gaylord Texan operating expenses for the three months and nine months ended September 30, 2020 include approximately $2.4 million and $4.4 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs. Gaylord Texan operating expenses for each of the three months and nine months ended September 30, 2021 include approximately $0.1 million in credits directly related to the COVID-19 pandemic, which is net of $0.1 million and $0.3 million, respectively, in payroll tax credits afforded under the CARES Act.

Gaylord National Results. Gaylord National was closed from late March 2020 and reopened July 1, 2021. The results of Gaylord National for the three months and nine months ended September 30, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2021	2020	Change		2021	2020	Change
Revenues:
Rooms	$16,990	$—	100.0%		$16,990	$19,533	(13.0)%
Food and beverage	15,186	(27)	56,344.4%		15,243	24,694	(38.3)%
Other hotel revenue	3,832	160	2,295.0%		7,343	5,829	26.0%
Total revenue (1)	36,008	133	26,973.7%		39,576	50,056	(20.9)%
Operating expenses:
Rooms	7,680	1,723	345.7%		8,715	12,727	(31.5)%
Food and beverage	11,270	2,787	304.4%		12,858	24,204	(46.9)%
Other hotel expenses	16,879	7,940	112.6%		33,693	39,008	(13.6)%
Management fees, net	507	(199)	354.8%		173	380	(54.5)%
Depreciation and amortization	8,206	6,885	19.2%		22,245	20,751	7.2%
Total operating expenses (2)(3)	44,542	19,136	132.8%		77,684	97,070	(20.0)%
Performance metrics:
Occupancy	44.1%	—%	44.1	pts	14.9%	17.2%	(2.3)	pts
ADR	$209.77	$—	100.0%		$209.77	$207.13	1.3%
RevPAR	$92.52	$—	100.0%		$31.18	$35.71	(12.7)%
Total RevPAR	$196.09	$0.73	26,761.6%		$72.63	$91.53	(20.6)%

(1)	Gaylord National revenue for the three months ended September 30, 2020 consists primarily of attrition and cancellation fee revenue.
(2)	Gaylord National operating expenses do not include credit losses on held-to-maturity securities of $7.8 million and $32.8 million in the three months and nine months ended September 30, 2020, respectively. See discussion of this item below.
(3)	Gaylord National operating expenses for the three months and nine months ended September 30, 2020 include approximately $3.7 million and $12.9 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs. Gaylord National operating expenses for the three months and nine months ended September 30, 2021 include approximately $0.1 million in expense and $2.3 million in credits, respectively, directly related to the COVID-19 pandemic. Operating expenses for the nine months ended September 30, 2021 is net of $2.5 million in payroll tax credits afforded under the CARES Act.

Gaylord Rockies Results. The results of Gaylord Rockies for the three months and nine months ended September 30, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30, 2021				September 30,
			%				%
	2021	2020	Change		2021	2020	Change
Revenues:
Rooms	$19,209	$4,526	324.4%		$30,343	$20,905	45.1%
Food and beverage	22,229	3,836	479.5%		32,640	36,450	(10.5)%
Other hotel revenue	9,771	3,569	173.8%		18,534	10,980	68.8%
Total revenue	51,209	11,931	329.2%		81,517	68,335	19.3%
Operating expenses:
Rooms	4,574	1,965	132.8%		8,656	7,364	17.5%
Food and beverage	13,040	3,869	237.0%		23,787	22,467	5.9%
Other hotel expenses	7,815	6,992	11.8%		22,489	22,489	—%
Management fees, net	1,515	453	234.4%		2,103	2,645	(20.5)%
Depreciation and amortization	22,670	22,616	0.2%		67,978	67,897	0.1%
Total operating expenses (1)	49,614	35,895	38.2%		125,013	122,862	1.8%
Performance metrics:
Occupancy	61.9%	19.3%	42.6	pts	35.2%	25.8%	9.4	pts
ADR	$224.67	$169.43	32.6%		$210.54	$196.84	7.0%
RevPAR	$139.10	$32.78	324.3%		$74.05	$50.83	45.7%
Total RevPAR	$370.84	$86.39	329.3%		$198.93	$166.15	19.7%
(1)	Gaylord Rockies operating expenses for the three months and nine months ended September 30, 2020 include approximately $1.6 million and $3.7 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs. Gaylord Rockies operating expenses for the nine months ended September 30, 2021 include approximately $0.1 million in credits directly related to the COVID-19 pandemic and is net of $0.2 million in payroll tax credits afforded under the CARES Act.

Entertainment Segment

Total Segment Results. Due to the COVID-19 pandemic, we temporarily closed our Entertainment segment assets in mid-March 2020 and reopened in stages in the summer and fall of 2020 with limited capacity. The Wildhorse Saloon was again closed subsequent to the December 2020 downtown Nashville bombing and reopened in April 2021. In May 2021, all venues returned to full capacity. The Entertainment segment financial results for the three months and nine months ended September 30, 2021 and 2020 are not comparable to historical periods. In addition, the Entertainment segment financial results for the three months and nine months ended September 30, 2021 are not comparable to the three months and nine months ended September 30, 2020 due to the temporary closures, which were directly related to the COVID-19 pandemic. The following presents the financial results of our Entertainment segment for the three months and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2021	2020	Change	2021	2020	Change
Revenues	$49,053	$12,271	299.7%	$98,599	$44,006	124.1%
Operating expenses	33,467	17,343	93.0%	77,797	60,146	29.3%
Depreciation and amortization	3,506	3,985	(12.0)%	10,728	10,492	2.2%
Operating income (loss) (1)(2)	$12,080	$(9,057)	233.4%	$10,074	$(26,632)	137.8%
(1)	Entertainment segment operating income (loss) does not include preopening costs of $0.2 million and $1.4 million in the three months and nine months ended September 30, 2020, respectively. See discussion of this item below.
(2)	Entertainment segment operating expenses for the three months and nine months ended September 30, 2020 include approximately $0.5 million and $4.6 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2021	2020	Change	2021	2020	Change
Operating expenses	$10,416	$7,299	42.7%	$26,922	$22,693	18.6%
Depreciation and amortization	567	581	(2.4)%	1,698	2,073	(18.1)%
Operating loss (1)	$(10,983)	$(7,880)	(39.4)%	$(28,620)	$(24,766)	(15.6)%
(1)	Corporate segment operating loss for the three months and nine months ended September 30, 2020 includes approximately $0.1 million and $0.6 million, respectively, in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses increased in the three months and nine months ended September 30, 2021, as compared to the prior year periods, primarily as a result of increased consulting and employment expenses.

Operating Results – Preopening Costs

Preopening costs during the nine months ended September 30, 2021 primarily include costs associated with the Gaylord Palms expansion, which was completed in April 2021. Preopening costs during the three months and nine months ended September 30, 2020 primarily include costs associated with Ole Red Orlando, which opened in June 2020, and the Gaylord Palms expansion.

Operating Results – Gain on Sale of Assets

Gain on sale of assets of during the nine months ended September 30, 2021 and 2020 includes the sale of certain assets at Gaylord Opryland.

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

Non-Operating Results Affecting Net Loss

General

The following table summarizes the other factors which affected our net loss for the three months and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2021	2020	Change	2021	2020	Change
Interest expense	$32,413	$28,127	15.2%	$93,056	$87,527	6.3%
Interest income	1,433	1,540	(6.9)%	4,254	5,765	(26.2)%
Loss on extinguishment of debt	—	—	—%	(2,949)	—	(100.0)%
Loss from unconsolidated joint ventures	(2,312)	(1,767)	(30.8)%	(5,831)	(5,482)	(6.4)%
Other gains and (losses), net	53	1,729	(96.9)%	254	(14,831)	101.7%
Provision for income taxes	(1,063)	(86)	(1,136.0)%	(6,640)	(27,046)	75.4%

Interest Expense

Interest expense increased $4.3 million and $5.5 million during the three months and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase in both periods is primarily due to increased principal balances outstanding under our senior notes, and the increase in the three months ended September 30, 2021 also includes an increase in average borrowings outstanding under our revolving credit facility.

Cash interest expense increased $3.1 million to $30.3 million in the three months and increased $5.5 million to $89.6 million in the nine months ended September 30, 2021, as compared to the same periods in 2020. Non-cash interest expense, which includes amortization and write-off of deferred financing costs and is offset by capitalized interest, increased $1.2 million to $2.1 million in the three months and remained stable at $3.5 million in the nine months ended September 30, 2021, as compared to the same periods in 2020.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs and capitalized interest, but including the impact of interest rate swaps, was 4.3% and 4.4% for the three months ended September 30, 2021 and 2020, respectively, and 4.4% for each of the nine months ended September 30, 2021 and 2020.

Interest Income

Interest income for the three months and nine months ended September 30, 2021 and 2020 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

In February 2021, we commenced a cash tender offer for any and all outstanding $400 Million 5% Senior Notes at a redemption price of $1,005.00 per $1,000 principal amount. Pursuant to the tender offer, $161.9 million aggregate principal amount of these notes were validly tendered. As a result of our purchase of these tendered notes, and the subsequent redemption of all untendered $400 Million 5% Senior Notes, we recognized a loss on extinguishment of debt of $2.9 million in the nine months ended September 30, 2021.

Loss from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for the three months and nine months ended September 30, 2021 and 2020 represents our equity method share of losses associated with Circle.

Other Gains and (Losses), net

Other gains and (losses), net for the three months and nine months ended September 30, 2021 represents various miscellaneous items. Other gains and (losses), net for the nine months ended September 30, 2020 includes the forfeiture of a $15.0 million deposit associated with the previously terminated potential acquisition of Block 21 in 2020.

Provision for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended September 30, 2021 and 2020, we recorded an income tax provision of $1.1 million and $0.1 million, respectively. For the nine months ended September 30, 2021 and 2020, we recorded an income tax provision of $6.6 million and $27.0 million, respectively. The income tax provision for the nine months ended September 30, 2021 and 2020 includes the recording of a valuation allowance of $3.6 million and $26.7 million, respectively, as discussed in Note 12, “Income Taxes,” to the condensed consolidated financial statements included herein. In the nine months ended September 30, 2021 and 2020, we also recorded an income tax provision of $3.0 million and $0.3 million, respectively, inclusive of valuation allowance, related to current period operations.

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

The following is a reconciliation of our consolidated GAAP net loss to EBITDAre and Adjusted EBITDAre for the three months and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30,
	2021	2020	2021	2020
Net loss	$(8,607)	$(129,877)	$(188,777)	$(368,272)
Interest expense, net	30,980	26,587	88,802	81,762
Provision for income taxes	1,063	86	6,640	27,046
Depreciation and amortization	56,093	53,876	164,081	161,232
(Gain) loss on sale of assets	2	—	(315)	(1,255)
Pro rata EBITDAre from unconsolidated joint ventures	19	7	53	16
EBITDAre	79,550	(49,321)	70,484	(99,471)
Preopening costs	118	96	734	1,597
Non-cash lease expense	1,081	1,100	3,254	3,358
Equity-based compensation expense	3,276	2,204	8,944	6,623
Pension settlement charge	443	1,343	1,009	1,343
Credit loss on held-to-maturity securities	—	7,811	—	32,784
Interest income on Gaylord National bonds	1,389	1,485	4,114	4,683
Loss on extinguishment of debt	—	—	2,949	—
Transaction costs of acquisitions	135	2	210	15,437
Adjusted EBITDAre	85,992	(35,280)	91,698	(33,646)
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	—	490	1,017	(5,088)
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$85,992	$(34,790)	$92,715	$(38,734)

The following is a reconciliation of our consolidated GAAP net loss to FFO and Adjusted FFO for the three months and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30,
	2021	2020	2021	2020
Net loss	$(8,607)	$(129,877)	$(188,777)	$(368,272)
Noncontrolling interest in consolidated joint venture	—	11,893	16,501	30,280
Net loss available to common shareholders and unit holders	(8,607)	(117,984)	(172,276)	(337,992)
Depreciation and amortization	56,055	53,838	163,969	161,120
Adjustments for noncontrolling interest	—	(8,164)	(11,069)	(25,302)
Pro rata adjustments from joint ventures	19	7	53	18
FFO available to common shareholders and unit holders	47,467	(72,303)	(19,323)	(202,156)
Right-of-use asset amortization	38	38	112	112
Non-cash lease expense	1,081	1,100	3,254	3,358
Pension settlement charge	443	1,343	1,009	1,343
Credit loss on held-to-maturity securities	—	7,811	—	32,784
Gain on other assets	—	—	(317)	(1,261)
Write-off of deferred financing costs	—	11	—	246
Amortization of deferred financing costs	2,200	2,038	6,579	5,889
Amortization of debt premiums	(69)	(66)	(209)	(200)
Loss on extinguishment of debt	—	—	2,949	—
Adjustments for noncontrolling interest	—	(224)	(294)	(715)
Transaction costs of acquisitions	135	2	210	15,437
Deferred tax (benefit) expense	818	(34)	5,991	26,607
Adjusted FFO available to common shareholders and unit holders	$52,113	$(60,284)	$(39)	$(118,556)

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the nine months ended September 30, 2021, our net cash flows provided by operating activities were $22.7 million, primarily reflecting our net loss before depreciation expense, amortization expense and other non-cash charges of $2.6 million and favorable changes in working capital of $20.0 million. The favorable changes in working capital primarily resulted from an increase in deferred revenues associated with advanced room deposits at our Gaylord Hotels properties and advanced ticket purchases at our Entertainment segment venues, partially offset by an increase in accounts receivable due to an increase in group business at our Gaylord Hotels properties.

During the nine months ended September 30, 2020, our net cash flows used in operating activities were $112.3 million, primarily reflecting our net loss before depreciation expense, amortization expense and other non-cash charges of $114.4 million, partially offset by favorable changes in working capital of $2.1 million. The favorable changes in working capital primarily resulted from a decrease in accounts receivable due to the collection of previous receivables and the decrease of new receivables due to property closures and a decrease in business for properties that had opened, partially offset by a decrease in accounts payable and accrued liabilities associated with the payment of incentive compensation and general payables due to property closures or reduced business levels and a decrease in deferred revenue associated with advanced room deposits at our Gaylord Hotel properties.

Cash Flows From Investing Activities. During the nine months ended September 30, 2021, our primary use of funds for investing activities was the $210.0 million purchase of the remaining 35% interest in the Gaylord Rockies joint venture and adjacent, undeveloped land. In addition, we spent $66.2 million for purchases of property and equipment, which consisted primarily of a rooms renovation at Gaylord National, the expansion of Gaylord Palms, and ongoing maintenance capital expenditures for our existing properties.

During the nine months ended September 30, 2020, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $124.6 million, and consisted primarily of the expansion at Gaylord Palms and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and, during the nine months ended September 30, 2020, the payment of cash dividends. During the nine months ended September 30, 2021, our net cash flows provided by financing activities were $253.1 million, primarily reflecting net senior note borrowing of $200.0 million and net borrowings under our credit facility of $70.3 million, partially offset by the payment of $10.6 million in deferred financing costs.

During the nine months ended September 30, 2020, our net cash flows used in financing activities were $75.5 million, primarily reflecting the payment of $102.3 in cash dividends, partially offset by $31.3 million in net borrowings under our credit facility.

Liquidity

At September 30, 2021, we had $53.2 million in unrestricted cash and $519.7 million available for borrowing under our revolving credit facility. During the nine months ended September 30, 2021, we borrowed $74.0 million under our revolving credit facility, tendered for and redeemed $400.0 million in aggregate principal amount of senior notes, issued $600.0 million in aggregate principal amount of new senior notes, purchased the remaining 35% of the Gaylord Rockies joint venture that we did not previously own and undeveloped land adjacent to Gaylord Rockies for approximately $210.0 million, and incurred capital expenditures of $66.2 million. These net outflows, partially offset by cash flows provided by operations discussed above, were the primary factors in the slight decrease in our cash balance from December 31, 2020 to September 30, 2021.

We anticipate investing in our operations during the remainder of 2021 by spending between $17 million and $24 million in capital expenditures, which primarily includes ongoing maintenance capital of our current facilities. In addition, we plan to spend approximately $122 million, after assumption of the existing mortgage debt, to complete the anticipated Block 21 acquisition.

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

On May 27, 2021, we entered into the ATM Agreement with a consortium of banks (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which we may offer and sell to or through our Sales Agents (the “ATM Offering”), from time to time, up to 4.0 million shares of our common stock in such share amounts as we may specify by notice to the Sales Agents, in accordance with the terms and conditions set forth in the ATM Agreement. We intend to use the net proceeds from any sale of shares under the ATM Agreement for the repayment of outstanding indebtedness, which may include the repayment of amounts outstanding under our credit agreement governing our revolving credit facility. Net proceeds which are not used for the repayment of outstanding indebtedness (to the extent then permitted by our credit agreement) may be used for general corporate purposes. No shares were issued under the ATM Agreement during the three months and nine months ended September 30, 2021.

Our outstanding principal debt agreements are described below. At September 30, 2021, there were no defaults under the covenants related to our outstanding debt based on the amended terms of our credit agreement.

Principal Debt Agreements

Credit Facility. On October 31, 2019, we entered into a Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, which amended and restated the Company’s existing credit facility. As amended, our credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a $300.0 million senior secured term loan A (the “Term Loan A”), and a $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below. In 2020, we entered into two amendments (the “Amendments”) to the Credit Agreement among the same parties, as discussed below. Additionally, we further amended the Credit Agreement in October 2021 to permit an acquisition during the Credit Agreement’s restricted period (as defined below) and an assumption of indebtedness, subject to certain conditions.

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

At September 30, 2021, $180.0 million was outstanding under the Revolver, and the lending banks had issued $0.3 million of letters of credit under the Credit Agreement, which left $519.7 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $600 Million 4.50% Senior Notes and our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), which we met at September 30, 2021).

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

Term Loan B Facility. The Term Loan B has a maturity date of May 11, 2024. The applicable interest rate margins for borrowings under the Term Loan B are, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set forth in the Credit Agreement. At September 30, 2021, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. We have designated these interest rate swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At September 30, 2021, $377.5 million in borrowings were outstanding under the Term Loan B.

$700 Million 4.75% Senior Notes. In September 2019, the Operating Partnership and Finco completed the private placement of $500.0 million in aggregate principal amount of senior notes due 2027, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $500 Million 4.75% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $500 Million 4.75% Senior Notes have a maturity date of October 15, 2027 and bear interest at 4.75% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The $500 Million 4.75% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $600 Million 4.50% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $500 Million 4.75% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $500 Million 4.75% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $500 Million 4.75% Senior Notes.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at September 30, 2021 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2025 are $367.3 million. These estimated obligations are $29.3 million for the remainder of 2021, $114.1 million in 2022, $88.8 million in 2023, $71.7 million in 2024, and $63.4 million in 2025. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the interest we paid during 2020, 2019 and 2018.

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

	September 30,	December 31,
	2021	2020
Net receivables due from non-guarantor subsidiaries	$505,715	$138,241
Other assets	1,618,253	1,660,137
Total assets	$2,123,968	$1,798,378

Total liabilities	$2,272,770	$1,995,509
Total noncontrolling interest	$12,140	$14,516

Nine Months Ended
September 30, 2021
Revenues from third-parties	$377
Revenues from non-guarantor subsidiaries	106,856
Operating expenses (excluding expenses to non-guarantor subsidiaries)	85,960
Expenses to non-guarantor subsidiaries	8,530
Operating income	12,743
Net loss	(43,765)
Net loss available to common stockholders	(42,475)

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, credit losses on financial assets, stock-based compensation, derivative financial instruments, depreciation and amortization, income taxes, pension plans, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2020. There were no newly identified critical accounting policies in the first nine months of 2021, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In October 2021, we entered into an agreement to purchase Block 21, a mixed-use entertainment, lodging, office and retail complex located in Austin, Texas, for $260 million, which includes the assumption of approximately $138 million of existing mortgage debt (collectively, the “Block 21 Acquisition”). Although we expect to complete the Block 21 Acquisition near the end of fourth quarter 2021, the completion of the Block 21 Acquisition is subject to customary closing requirements and conditions and there can be no assurance that the Block 21 Acquisition will be completed on the anticipated schedule or at all. If we fail to consummate the Block 21 Acquisition or should the completion of the Block 21 Acquisition be significantly delayed, we will have expended significant resources without realizing all or a portion of the intended economic benefits of the Block 21 Acquisition. Even if we consummate the Block 21 Acquisition, we may not realize the intended economic benefits. Any failure to complete the Block 21 Acquisition could have a negative impact on our business, financial condition, results of operations and our ability to make distributions to our stockholders. In addition, if we are unable to successfully integrate the assets acquired in the Block 21 Acquisition with our existing assets in an efficient and effective manner following the completion of the Block 21 Acquisition, the anticipated benefits of the Block 21 Acquisition may not be realized fully, or at all, or may take longer to realize than expected. Further, the integration of the Block 21 assets with our existing assets will require the dedication of significant management resources, which may distract management’s attention from day-to-day business operations. Austin, Texas is a new market for us, and our relative unfamiliarity with the market may result in our having to devote additional time and expense to gain familiarity with the market and maximize operations. An inability to realize the full extent of the anticipated benefits of the Block 21 Acquisition or any delays encountered in the integration process could have an adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Any replacement of LIBOR as the basis on which interest on our variable-rate debt is calculated may harm our financial results, profitability and cash flows.

At September 30, 2021, we had $1.7 billion of variable interest rate debt that was indexed to the London Inter-Bank Offered Rate (“LIBOR”), a portion of which are subject to interest rate swap agreements.

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

101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Equity (Deficit) (unaudited) for the three months and nine months ended September 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: November 2, 2021	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer

	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Financial Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Corporate
Controller and Chief Accounting Officer