Form 10-K
period 2021-12-31
Ryman Hospitality Properties, Inc.
filed 2022-02-25
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2021 of $78.96 per share was approximately $4,213,210,927 (assuming for this purpose that shares beneficially owned by persons other than officers or directors of the registrant, and their affiliates, are held by non-affiliates).

As of January 31, 2022 there were 55,072,494 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

RYMAN HOSPITALITY PROPERTIES, INC.

2021 ANNUAL REPORT ON FORM 10-K

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

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the anticipated impact of the novel coronavirus disease (COVID-19) pandemic on future travel, transient and group demand, our results from operations and liquidity, and efforts to rebook customers for future dates; (ii) the effect of our election to be taxed as a real estate investment trust (“REIT”) and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) the suspension of our dividend and our dividend policy, including the frequency and amount of any dividend we may pay; (v) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our use of cash during 2022; (x) our ability to borrow available funds under our credit facility; (xi) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xii) our pending acquisition of the Block 21 complex in Austin, Texas (“Block 21”); and (xiii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

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

Risk Factors Summary

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Set forth below is a summary list of the principal risk factors as of the date of the filing of this Annual Report on Form 10-K:

●	The coronavirus (COVID-19) pandemic has had, and may in the future continue to have, a material adverse effect on our financial condition, results of operations, cash flows and our ability to make distributions to our shareholders, and the impact of the COVID-19 pandemic could continue or worsen.
●	If Marriott or any future third-party hotel manager does not manage our hotel properties or other businesses successfully, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders may be negatively impacted. Further, the operation and management of our current hotel properties, the operation of which generates substantially all our Hospitality segment revenue, is concentrated in Marriott.
●	Restrictive covenants and other provisions in our hotel management agreements with third-party hotel managers could limit our ability to sell or lease our hotel properties or refinance our existing debt. In addition, Marriott and any future third-party hotel manager may own or operate hotels that compete with our hotel properties.
●	Our concentration in the hospitality industry, and in particular the group-oriented meetings sector of the hospitality industry, exposes us to certain risks outside of our and Marriott’s control. In addition, due to the geographic concentration of our current hotel properties, we are subject to a greater degree of risk to certain factors.
●	The hotel business is capital-intensive, and our inability to obtain financing or successfully complete acquisitions or capital improvements, or the disruption associated with them, could limit our growth.
●	Our TRS lessee structure subjects us to the risk of increased hotel operating expenses and the inability of our TRS lessees to make lease payments to us.
●	We and our third-party hotel manager rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure could harm our business. In addition, cyber security incidents could have a disruptive effect on our business.
●	Our real estate assets are subject to numerous risks, including environmental regulations that could impose significant financial liability on us. Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our hotel properties and harm our financial condition. Moreover, compliance with the Americans with Disabilities Act could require us to incur substantial costs.
●	As an owner of hotel properties and operator of leisure businesses, we are subject to risks relating to acts of God, outbreaks of pandemic disease, terrorist activity and war. Also, our operating results and ability to service debt and make distributions to our stockholders may be adversely affected by various operating risks common to the lodging industry.
●	We are subject to risks associated with our hotel managers’ employment of hotel personnel, particularly with hotels whose managers employ unionized labor, which could increase our hotels’ operating costs, reduce the flexibility of our third-party hotel managers to adjust the size of the workforce at our hotel properties and impair our ability to make distributions to our stockholders. Our business could suffer if we or our hotel managers cannot attract and retain qualified personnel or as the result of the loss of the services of our senior executives.
●	Any failure to protect the trademarks and intellectual property used in our business could reduce the value of our brand names and harm our business.
●	We may fail to complete the acquisition of Block 21 on a timely basis or at all, and our financial and operating results may suffer if we are unsuccessful in integrating Block 21 assets with our existing assets.

●	If we fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income. As a REIT, failure to make required distributions to our stockholders would subject us to federal and state corporate income tax.
●	Even though we are conducting our business as a REIT, certain of our business activities will be subject to corporate level income tax, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.
●	Complying with REIT requirements may limit our ability to hedge effectively and increase the costs of our hedging, may cause us to incur tax liabilities, and may limit our flexibility or cause us to forego otherwise attractive opportunities. Further, we may be required to borrow funds, sell assets, or issue equity to satisfy our REIT distribution requirements or maintain the asset ownership tests.
●	Legislative or other actions affecting REITs could have a negative effect on us or our stockholders, and even as a REIT, changes in federal, state, or local tax law, interpretations of existing tax law or agreements with tax authorities could affect our profitability and financial condition by increasing our tax costs. Further, U.S. federal tax reform legislation could affect REITs generally, the geographic markets in which we operate, our stock and our results of operations, both positively and negatively in ways that are difficult to anticipate.
●	The ability of our board of directors to revoke our REIT qualification, without stockholder approval, may cause adverse consequences to our stockholders.
●	Our planned use of TRSs may cause us to fail to qualify as a REIT, and if our leases of our hotel properties to TRS lessees are not true leases for federal income tax purposes, we may fail to qualify as a REIT.
●	If Marriott or any future third-party hotel manager fails to qualify as an “eligible independent contractor,” or if our hotels are not “qualified lodging facilities,” we may fail to qualify as a REIT.
●	Our dividend is currently suspended, and covenants in our current and future debt instruments may limit our ability to make required distributions to our stockholders in accordance with our announced intended dividend policy.
●	Our cash distributions are not guaranteed and may fluctuate.
●	We have invested in, and in the future may invest in, mortgage loans, mezzanine debt, joint ventures or certain minority equity interests over which we may not have significant control, to or for which we may owe significant funding or obligations and for which there is no readily available market, and these investments may not be profitable.
●	Our substantial debt could reduce our cash flow and limit our business activities, and our indebtedness is secured by a substantial portion of our assets. In addition, we could be required to refinance our debt before it matures and there is no assurance that we will be able to refinance our debt on acceptable terms.
●	To service our debt and pay other obligations, we will require a significant amount of cash, which may not be available to us. In addition, any replacement of LIBOR as the basis on which interest on our variable-rate debt is calculated may harm our financial results, profitability and cash flows.
●	The agreements governing our debt contain various covenants that may limit our ability to operate our business and impair our ability to make distributions to our stockholders.
●	We are a holding company and depend upon our subsidiaries’ cash flow to meet our debt service obligations.
●	The ownership limitations in our charter may restrict or prevent stockholders from engaging in certain transfers of our common stock.
●	We are subject to certain general risks, including, but not limited to, risks related to our environmental, social and governance practices, class actions and other lawsuits, healthcare reform legislation, the market price of our common stock, and our board of directors’ ability to change our major policies.

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

Our owned assets include a network of five upscale, meetings-focused resorts totaling 9,917 rooms that are managed by Marriott under the Gaylord Hotels brand. These five resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which was previously owned by a joint venture (the “Gaylord Rockies joint venture”), in which we owned a 65% interest. On May 7, 2021, we purchased the remaining 35% interest in the Gaylord Rockies joint venture. Our other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 96 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, and the General Jackson Showboat (“General Jackson”). We also own a 50% interest in a joint venture that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”).

Our operations are organized into three principal business segments: (i) Hospitality, which includes our Gaylord Hotels properties, the Inn at Opryland and the AC Hotel; (ii) Entertainment, which includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, our equity investment in Circle, and our other Nashville-based attractions; and (iii) Corporate and Other, which includes corporate expenses. These three business segments — Hospitality, Entertainment, and Corporate and Other — represented approximately 84%, 16%, and 0%, respectively, of our total revenues for the fiscal year ended December 31, 2021.

Financial information by business segment and for each of our Gaylord Hotels properties as of December 31, 2021 and for each of the three years then ended appears in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 13 – Financial Reporting by Business Segments” to our consolidated financial statements included in this Annual Report on Form 10-K.

Current Status

Our business has been adversely impacted by the ongoing COVID-19 pandemic. As of the date of this Annual Report on Form 10-K, all of our hotel and entertainment assets are open and operating without capacity restrictions. We have taken steps to conserve our liquidity and contain costs, including suspending our regular quarterly cash dividend payments to stockholders, deferring most non-essential capital projects, including our previously announced expansion at Gaylord Rockies, and obtaining waivers under and amendments to our credit agreement as described below. For more information concerning our operations during the ongoing COVID-19 pandemic, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Long-Term Strategic Plan

Our goal is to be the nation’s premier hospitality REIT for group-oriented, destination hotel assets in urban and resort markets.

●	Existing Hotel Property Design. Our Gaylord Hotels properties focus on the large group meetings and regional leisure transient markets in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. This strategy creates a better experience for both meeting planners and guests, and has led to our current Gaylord Hotels properties claiming a place among the leading convention hotels in the country.
●	Expansion of Hotel Asset Portfolio. Part of our long-term growth strategy includes acquisitions or developments of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We will consider attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are generally interested in highly accessible upper-upscale or luxury assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess significant meeting space or present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We plan to expand the geographic diversity of our existing asset portfolio through acquisitions.
●	Continued Investment in Our Existing Properties. We continuously evaluate and invest in our current portfolio, and consider enhancements or expansions as part of our long-term strategic plan. In 2021, we completed our $158 million expansion of Gaylord Palms and we also completed our renovation of all of the guestrooms at Gaylord National.
●	Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in six Blake Shelton-themed multi-level bar, music venue and event spaces named after the Shelton hit “Ol’ Red,” and invested in Circle.
●	Short-Term Capital Allocation. Prior to the COVID-19 pandemic, our short-term capital allocation strategy focused on returning capital to stockholders through the payment of dividends, in addition to investing in our assets and operations. However, in March 2020, we suspended our regular quarterly dividend payments. Our board of directors will consider a future dividend as permitted by our credit agreement. Any future dividend is subject to our board of directors’ determinations as to the amount and timing thereof. We are currently focused on managing our business through the COVID-19 pandemic and are limiting our non-essential capital expenditures in compliance with our amended credit agreement. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Description of our Hotel Portfolio

Our Gaylord Hotels properties incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has placed our Gaylord Hotels properties among the leading convention hotels in the country. Our Gaylord Hotels properties are routinely recognized by many industry and commercial publications, including being named a 2021 STELLA Award Finalist for best hotel chain by Northstar Meetings Group, as well as additional 2021 STELLA awards detailed below.

Marriott is responsible for the day-to-day management of our Gaylord Hotels properties, the Inn at Opryland, and the AC Hotel. We believe that our Gaylord Hotels properties have benefitted and will continue to benefit from Marriott’s expansive sales force and popular frequent traveler program, as well as its ability to manage group business.

Based on our information, publicly-available information, and information and data obtained from Smith Travel Research, the top 10 hotels within the United States with the highest square footage of self-contained exhibit and meeting space as of January 2022 are as follows:

			Total Exhibit and
			Meeting Space
Facility (1)	Location	Hotel Rooms	(sq. ft.)
The Venetian Resort & Casino	Las Vegas, NV	4,028	2,250,000
Mandalay Bay Resort & Casino	Las Vegas, NV	3,209	2,100,000
Gaylord Opryland Resort & Convention Center	Nashville, TN	2,888	640,000
MGM Grand Las Vegas	Las Vegas, NV	5,044	602,000
Gaylord National Resort & Convention Center	National Harbor, MD	1,996	500,000
Gaylord Palms Resort & Convention Center	Kissimmee, FL	1,718	496,000
Gaylord Texan Resort & Convention Center	Grapevine, TX	1,814	488,000
Marriott Orlando World Center Resort	Orlando, FL	2,009	450,000
Rosen Shingle Creek Resort	Orlando, FL	1,501	410,000
Gaylord Rockies Resort & Convention Center	Aurora, CO	1,501	409,000
(1)	Bolded facilities are owned by the Company.

Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the Ryman Auditorium, the General Jackson Showboat, and other attractions in the Nashville area. Gaylord Opryland has 2,888 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 640,000 square feet. Gaylord Opryland was named a 2021 STELLA Award Gold Winner for best sustainability initiative by Northstar Meetings Group, a 2021 Award of Excellence Recipient from Corporate & Incentive Travel magazine, and has been recognized as a member of Meeting & Conventions’ Hall of Fame. We opened the indoor sections of SoundWaves, a $90 million luxury indoor/outdoor waterpark with over 200,000 square feet of water attractions and amenities adjacent to Gaylord Opryland in December 2018 and the outdoor sections in May 2019.

Gaylord Palms Resort and Convention Center — Kissimmee, Florida. Gaylord Palms has 1,718 signature guest rooms, five ballrooms with approximately 115,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 496,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida, which we have leased pursuant to a 75-year ground lease with a 24-year renewal option. The resort is approximately a five-minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets, a new resort rapid river, and a full-service spa with 20,000 square feet of dedicated space. Hotel guests also have golf privileges at Celebration Golf Club, located approximately two miles from the property. Gaylord Palms is rated as a AAA Four-Diamond Hotel, was named a 2021 STELLA Award Silver Winner for each of best hotel resort event space, best food and beverage, and best sustainability initiative by Northstar Meetings Group, a 2020 Award of Excellence Recipient from Corporate & Incentive Travel magazine, and has been recognized as a member of Meeting & Conventions Hall of Fame. In 2021, we completed construction of a $158 million expansion of Gaylord Palms, which included an additional 302 guest rooms and 96,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure.

Gaylord Texan Resort and Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. Of the 85 acres, we own 75 acres and lease approximately 10 acres pursuant to a ground lease. The hotel features a lavish and expansive atrium, 1,814 signature guest rooms, four ballrooms with approximately 115,000 square feet, 88 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 488,000 square feet. The property also includes a number of themed restaurants, retail outlets, a resort pool, a full-service spa with 25,000 square feet of dedicated space, and an entertainment complex consisting of an approximately 39,000 square foot venue with a performance stage, dance floor, and a two-story outdoor deck. Guests also have access to the adjacent Cowboys Golf Club. Gaylord Texan is rated as a AAA Four-Diamond Hotel, was named a 2021 STELLA Award Silver Winner for best convention center and a Bronze Winner for best décor/design by Northstar Meetings Group, and a 2020 Award of Excellence Recipient from Corporate & Incentive Travel magazine.

Gaylord National Resort and Convention Center — National Harbor, Maryland. Gaylord National is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 500,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center, a freestanding 24,000-square foot ballroom building offering 16,000 square feet of meeting space on the banks of the Potomac River that opened in May 2017, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. Gaylord National is rated as a AAA Four-Diamond Hotel, was named a 2021 STELLA Award Gold Winner for best food and beverage, a Silver Award Winner for best on-site support staff, and a Bronze Award Winner for best décor/design by Northstar Meetings Group, and a 2020 Award of Excellence Recipient from Corporate & Incentive Travel magazine.

Gaylord Rockies Resort and Convention Center — Aurora, Colorado. Gaylord Rockies is situated on approximately 85 acres and is located approximately 10 minutes from Denver International Airport. The hotel features a lavish and expansive atrium, 1,501 signature guest rooms, including 114 suites, four ballrooms with up to approximately 60,000 square feet, up to 81 breakout rooms, indoor meeting, exhibit and pre-function space of approximately 409,000 square feet, and additional outdoor meeting space of approximately 76,000 square feet. The property also includes a number of themed restaurants, retail outlets, a full-service spa, five outdoor event spaces and an indoor/outdoor pool complex. The approximately $800 million hotel project opened on a limited basis in December 2018 and on a fully completed basis in January 2019. Gaylord Rockies is rated as a AAA Four-Diamond Hotel and was awarded a 2021 STELLA Award Finalist for best convention center by Northstar Meetings Group.

Inn at Opryland. The Inn at Opryland is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space.

AC Hotel. The AC Hotel is located near Gaylord National. The hotel has 192 rooms and approximately 3,700 square feet of meeting space.

Description of our Entertainment Portfolio

The Grand Ole Opry. The Grand Ole Opry, which celebrated its 96th anniversary in 2021, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every

Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Grand Ole Opry House, home of the Grand Ole Opry, seats approximately 4,400 and is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and Sirius/XM Radio and streamed on the Internet. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists and other acts. In 2019, we completed construction of an approximately $20 million expansion to the Grand Ole Opry House, which includes a larger retail space, additional food and beverage options, a redesigned box office, VIP lounge area with a backstage tour theater, and additional parking.

Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2019 to January 2020. Ryman Auditorium was named the 2021 “Theatre of the Year” by Pollstar Concert Industry Awards for the thirteenth time, “Venue of the Year” by the Country Music Association for the fifth consecutive year, and “Venue of the Year – Small Capacity” by the Academy of Country Music for the sixth time.

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

Ole Red. In May 2018, we opened our flagship Ole Red location, a multi-level entertainment venue in downtown Nashville. The 26,000-square foot venue features a two-story bar and restaurant, performance space, private event space and a 6,000-square foot rooftop restaurant and bar. We own additional Ole Red locations in Gatlinburg, Tennessee; Orlando, Florida; and Tishomingo, Oklahoma, and have announced new locations in the Nashville International Airport (scheduled to open in 2022) and in Las Vegas, Nevada (scheduled to open in 2023).

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

Circle. In 2019, we acquired a 50% equity interest in Circle, a media network dedicated to the country lifestyle consumer. Circle offers entertainment news, documentaries, movies, and archival, new and licensed programming, as well as Grand Ole Opry performances. We have made $21.0 million in capital contributions through December 31, 2021, and intend to contribute up to an additional $12.0 million through December 31, 2022 for working capital needs. Circle launched its broadcast network on January 1, 2020, with sixteen original shows and two major distribution partnerships. As of February 2022, Circle is available to more than 70% of U.S. television households via over-the-air and cable television and is available through multiple online streaming services covering over 193 million monthly average users.

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

All of our assets are held by, and all of our operations are conducted through, RHP Hotel Properties, LP, a Delaware limited partnership (the “Operating Partnership”), of which we own, directly or indirectly, 99.3% of the partnership interests (collectively, the “OP Units”), including all of the general partnership interests. The Operating Partnership’s limited partnership agreement provides that the OP Units may be exchanged on a one-for-one basis for shares of our common stock. Under certain circumstances, we may issue such OP Units as consideration to acquire hotel properties. By offering OP Units, the seller of such hotel property could defer federal income tax on any of the seller’s gains on sale, and this tax advantage may enable us to acquire hotel properties in the future which otherwise may not be available for sale.

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

Our Workforce

At December 31, 2021, we employed 1,061 people, including 561 full-time and 500 part-time and on-call employees in our Entertainment and Corporate segments. Fifty-six percent of our population identify as female and 44% identify as male. Women held 48% of leadership positions as of December 31, 2021. We do not have any employees in our direct employment represented by collective bargaining agreements.

Our Hotels and Managed Attractions

While our hotel operator, Marriott, is responsible for hiring and managing the workforce at our Gaylord Hotels properties, as well as the Inn at Opryland, the AC Hotel, the General Jackson, Gaylord Springs and the Wildhorse Saloon, we receive periodic updates from Marriott concerning Marriott’s policies, and we believe they reflect our people-first approach.

Philosophy and Culture

Our people philosophy centers around creating a workplace culture where all employees feel respected, valued and inspired. We celebrate and prioritize diversity and inclusion and position employees for success with the tools and resources they need to thrive. We also actively engage employees in regular opportunities to feel connected to our company’s goals and the communities in which we operate. In 2021, we created a paid Volunteer Time Off program to encourage and enable our full-time employees to give back to our communities. Our Total Wellbeing benefits philosophy includes resources to help employees live happier, healthier lives, while rewarding performance and encouraging retention.

Programs in place to reinforce our people-centric culture include, among others:

●	Diversity & Inclusion: We are committed to building a more diversified workforce through enhanced recruitment initiatives to attract, employ and develop diverse candidates. This builds on existing relationships with local, diverse community groups and universities, along with enhancing recruiting protocols to identify and recruit diverse candidates for management positions. Additionally, we are focusing on diversity recruitment in our internship program, redesigning both the compensation structure and promotional strategies to recruit often underrepresented students to our workplace. We are also focused on engaging our existing workforce through policies and programs promoting workplace diversity and inclusion. From its creation in 2020, we have continued the work of an employee Diversity Council with cross-organizational representatives who advocate for and monitor the Company’s commitment to diversity and inclusion. We continue to host a regular Diversity Champions meeting, open to all employees seeking to be involved in internal and external diversity and inclusion activities, including volunteer and mentoring opportunities to serve underrepresented youth in our community.
●	Pay Equity: We conduct regular compensation studies with third-party consultants to make our positions competitive for the markets in which we operate, and to address such issues as compensation level differences between male and female or minority and non-minority employees. Due to the challenging labor market in 2021, we conducted comprehensive market and equity analyses for all positions ranging from entry-level to middle management. As a result of this market study, senior leadership approved recommended increases for over 55% of our current headcount.
●	Succession Planning and Performance Management: Our employees receive annual performance reviews. Full-time, exempt employees set annual SMART goals and are evaluated on these goals and core competencies. We also conduct quarterly talent review processes with all departments to identify high-potential individuals and create individualized development plans.
●	Training and Development: We conduct robust onboarding, training and development for all levels of employees focused on our guiding principles (Passion, Respect, Winning Attitude, Integrity, Service, Teamwork, Pride, Creativity and Fun). Through our Company-created Ryman Hospitality University, we have a physical training space and online learning portal open to all employees. Courses offered include mandatory annual workplace harassment training for all levels, unconscious bias training for leaders, and development classes for new and emerging leaders. During the pandemic’s operational downtime, we sought professional development opportunities to keep our employees engaged. The Company partnered with Lipscomb University to offer an online leadership development course free to employees who chose to participate.
●	Employee Engagement: The Company provides regular opportunities for employee engagement, including update meetings where full-time employees can hear directly from senior leadership about business performance and vision for the future. The meetings also celebrate employees demonstrating our workplace values. Weekly and monthly newsletter communications reinforce our people-centric culture, while regular communications from senior leaders ensure all employees have first-hand access to company updates between meetings. Two-way communication is encouraged through regular employee satisfaction surveys, senior leader-led Think Tanks and focus groups designed to solicit candid feedback from employees.
●	Total Wellbeing/Total Rewards: We offer a competitive pay and benefits package that includes opportunities for our employees to enrich their lives and plan ahead. Offerings include health plan options for part- and full-time employees, with a generous employer cost-sharing arrangement for full-time employees; a 401(k) plan with employer match; employee assistance programs offering counseling services, financial literacy courses and many other options for employees and their families; tuition reimbursement for full-time employees; on-site wellness events, flu shot clinics and wellness fairs; complimentary tickets for our venue offerings; and on-site fitness classes at our corporate headquarters (currently suspended due to the COVID-19 pandemic). Part- and full-time employees are also eligible for annual performance-based financial bonuses. In 2021, we granted equity awards to all full-time, exempt employees in recognition of the unprecedented challenges that the global pandemic presented when operating our Hotel and Entertainment business segments.

COVID-19 Response

Our commitment to our strong employee-centric culture has driven our actions from the onset of the COVID-19 pandemic. We began 2021 with approximately 35% of our workforce on furlough due to pandemic-related business disruptions. We returned all of our employees back to active status in May 2021 as vaccines became broadly available and local restrictions began to lift. Our overall retention rate of previously furloughed employees who voluntarily returned to work was 66%. We provided monetary incentives to encourage our workforce to complete their two-dose COVID-19 vaccine series. We also created guidelines that offered flexibility for employees who needed to obtain their vaccine during business hours, and we partnered with our official wellness advisor to conduct on-site vaccine clinics in select locations as vaccine availability increased. We also offered paid opportunities for all employees to hear directly from Vanderbilt Health experts about vaccine safety and efficacy to ensure our workforce had access to the latest information from some of the nation’s top infectious disease experts.

Environmental, Social and Governance (“ESG”)

We have made ESG and diversity, equity and inclusion (“DEI”) a priority throughout our organization and the communities in which we operate. As our portfolio evolves over time, sustainability will continue to increase in significance as we adapt and develop existing assets. We seek to ensure that all future changes to our portfolio, including new development, major renovation and on-going operations, are done in a socially and environmentally responsible manner. Our asset management team works directly with Marriott for the Marriott-managed properties to develop a short- and long-term ESG and DEI strategy. We have made firm commitments to strengthen the local communities in which we operate, and our RHP Foundation was established in 2005 to formalize our charitable commitments and to help elevate our impact on local communities.

In July 2021, we published our Sustainability Report, which highlights the environmental and social performance of the Company and includes ongoing initiatives and historical performance in accordance with the Global Reporting Initiative Index and the Sustainability Accounting Standards Board Real Estate Infrastructure Segment Standard. This report is available on our website at https://ir.rymanhp.com/sustainability. The information included in, referenced to, or otherwise accessible through our website, is not incorporated by reference in, or considered to be part of, this Report on Form 10-K or any document unless expressly incorporated by reference therein.

Competition

Hospitality

Our current hotel properties compete with numerous other hotels throughout the United States and abroad, particularly the approximately 100 convention hotels that, on average, have over 1,000 rooms and a significant amount of meeting and exhibit space. We believe that competition among convention hotels is based on, among other things: (i) the hotel’s reputation, (ii) the quality of the hotel’s facility, (iii) the quality and scope of a hotel’s meeting and convention facilities and services, (iv) the desirability of a hotel’s location, (v) travel distance to a hotel for meeting attendees, (vi) a hotel facility’s accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, (viii) service levels at the hotel, and (ix) price. Our hotels also compete against large municipal convention centers, including Orlando, Chicago, Atlanta, Dallas, Nashville, Washington, D.C. and Denver. During the COVID-19 pandemic and the anticipated recovery, we believe that our hotels’ expansive spaces and enhanced safety protocols will provide a competitive advantage over other hotels and convention centers.

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

Management Agreements

Gaylord Hotels. We are a party to a management agreement with Marriott for each of our Gaylord Hotels properties other than Gaylord Rockies, as well as a pooling agreement with Marriott with respect to our Gaylord Hotels properties other than Gaylord Rockies, on an aggregate basis. Each of the management agreements has a term expiring in 2047, with three automatic 10-year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of the management agreements requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement requires us to pay to Marriott an incentive fee of 10% of the first $15.0 million of pooled available cash flow (which is generally operating profit for the pooled hotels less an owner’s priority) plus 20% of any additional pooled available cash flow over such threshold. The owner’s priority is collectively $240 million, plus certain additional amounts, including 10% of certain non-routine capital expenditures and conversion work, and 10% of replacements of furniture, fixtures, and equipment and routine capital expenditures in excess of a reserve. If one or more of our Gaylord Hotels properties other than Gaylord Rockies were not a “pooled hotel” (i.e., if we cease to own the hotel or we lease the hotel to a third party), the thresholds used to calculate the incentive fee in the pooling agreement will be adjusted, and the incentive fee for the non-pooled hotel will be based on such hotel’s performance. The management agreements and pooling agreement also contain certain restrictions on our incurring indebtedness that encumber our Gaylord Hotels properties other than Gaylord Rockies on an individual or aggregate basis. The management agreements may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards. The management agreements prohibit us from selling the Gaylord Hotels properties other than Gaylord Rockies to certain persons, including any person who does not, in Marriott’s reasonable judgment, have sufficient financial resources and liquidity to fulfill our obligations under the management agreements, or any person who owns a controlling interest in a hotel brand (e.g., Hilton or Hyatt) totaling at least ten full-service hotels that are not affiliated with a brand but that are marketed and operated as a collective group, if such brand or group of hotels compete with Marriott. In addition, we may not sell a Gaylord Hotels property other than Gaylord Rockies if we are then in breach of the applicable management agreement.

Gaylord Rockies. Marriott manages the day-to-day operations of Gaylord Rockies pursuant to a management agreement that requires us to pay Marriott a base management fee of approximately 3% of gross revenues of Gaylord Rockies for each fiscal year or portion thereof. This management agreement expires in 2049, with two automatic 20-year renewal periods (provided the hotel has met certain performance thresholds). Additionally, this management agreement requires us to pay Marriott an incentive fee of 20% of available cash flow (as defined in the management agreement). The owner’s priority is $81.4 million, plus certain additional amounts, including 10.75% of certain non-routine capital expenditures.

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

Certain Nashville Attractions. Marriott manages the General Jackson, the Wildhorse Saloon, and Gaylord Springs pursuant to management agreements. Each of these management agreements requires us to pay Marriott a base management fee of approximately 2% of total revenues. Additionally, the management agreements require us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreements) over a certain threshold. The management agreements for the General Jackson and the Wildhorse Saloon expired in 2017, with five one-year renewal options, the fifth of which was exercised in 2021. The management agreement for Gaylord Springs expires in 2022.

Total base management fees incurred during 2021, 2020 and 2019 were $17.6 million, $10.3 million and $31.6 million, respectively. Total incentive fees incurred during 2021, 2020 and 2019 were $0.3 million, $0, and $12.6 million, respectively. Management fees are presented in the accompanying financial information net of the amortization of the deferred management rights proceeds discussed further in “Note 5 – Deferred Management Rights Proceeds” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Entertainment

WSM-AM is subject to regulation under the Communications Act of 1934, as amended. Under the Communications Act, the Federal Communications Commission (“FCC”), among other things, assigns frequency bands for broadcasting; determines the frequencies, location, and signal strength of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and other practices of broadcasting stations. Licenses issued for radio stations have terms of eight years. Radio broadcast licenses are renewable upon application to the FCC and in the past have been renewed except in rare cases. Competing applications will not be accepted at the time of license renewal, and will not be entertained at all unless the FCC first concludes that renewal of the license would not serve the public interest. A station will be entitled to renewal in the absence of serious violations of the Communications Act or FCC regulations or other violations which constitute a pattern of abuse. WSM-AM’s current radio station license will expire in August 2028; however, we are not aware of any reason why WSM-AM’s radio station license should not be renewed.

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

Information About Our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company at January 1, 2022. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	74	Chairman of the Board of Directors and Chief Executive Officer
Mark Fioravanti	60	Director, President and Chief Financial Officer
Patrick Chaffin	48	Executive Vice President and Chief Operating Officer - Hotels
Scott J. Lynn	48	Executive Vice President, General Counsel and Secretary
Jennifer Hutcheson	44	Executive Vice President, Corporate Controller and Chief Accounting Officer

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

Mark Fioravanti is President and Chief Financial Officer of the Company, a position he has held since March 2015. In addition, as of February 2022, Mr. Fioravanti is a director of the Company. Prior to that time, Mr. Fioravanti served as Executive Vice President and Chief Financial Officer of the Company. Until June 2009, Mr. Fioravanti served as Senior Vice President of Finance and Treasurer of the Company, a position he had held since June 2007. Prior to such time, Mr. Fioravanti had served as Executive Vice President of the Company and President of ResortQuest International since March 2004. From August 2002 to March 2004, Mr. Fioravanti was the Company’s Senior Vice President of Marketing. Prior to joining the Company in August 2002, Mr. Fioravanti spent nine years in a variety of roles with casino operator Harrah’s Entertainment, Inc., where he was most recently Vice President of Finance and Administration of Harrah’s New Orleans. Mr. Fioravanti graduated from The Ohio State University, where he earned his B.S. degree. He also holds an MBA from the University of Tennessee.

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

Risks Relating to Our Business

The coronavirus (COVID-19) pandemic has had, and may in the future continue to have, a material adverse effect on our financial condition, results of operations, cash flows and our ability to make distributions to our shareholders, and the COVID-19 pandemic could continue or worsen.

COVID-19 has been and continues to be a complex and evolving situation, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread. There has also been, at times, a substantial reduction in economic activity in the United States as a result of the COVID-19 pandemic. Despite the significant recovery of our business from performance levels seen in 2020, COVID-19 has drastically reduced travel and demand for hotel rooms, group meetings and live entertainment performances, which has and will continue to impact our financial condition, results of operations and cash flows. The COVID-19 pandemic has caused, and further outbreaks of COVID-19 may in the future continue to cause, significant disruption to our business.

The extent to which COVID-19 impacts our financial condition, results of operations and cash flows in the future will depend on numerous evolving factors that we may not be able to accurately predict or assess. The potential effects of the COVID-19 pandemic also could intensify or otherwise affect many of our other risk factors that are included in “Part I, Item 1A, Risk Factors” of this Annual Report on Form 10-K and our subsequent filings, including, but not limited to, risks inherent in the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests and qualified personnel, meeting customers and customers to our entertainment assets, risks related to doing business with third parties, including vendors and suppliers, performance of our information technology systems and risks related to our indebtedness. Because the COVID-19 pandemic is unprecedented and continuously evolving, we are unable to accurately predict or assess the other potential impacts to our risk factors contained herein and that are further described in this Annual Report on Form 10-K.

While we were successful in obtaining waivers of the financial covenants in the agreements governing our indebtedness, as well as other favorable modifications, these modifications to the agreements governing our indebtedness also increased the interest rates under our Revolver and Term Loan A, and imposed additional restrictions on debt, investments, dividends, share repurchases and capital expenditures, and included a minimum liquidity requirement, which will increase our interest costs and impose constraints on the manner in which we do business. The restrictions in these agreements may prevent us from taking advantage of opportunities available to us. In the future, our access to and cost of financing will depend on, among other things, global economic conditions, the availability of sufficient amounts of financing, our prospects and our credit ratings. Certain of our credit ratings were downgraded during 2020, and if our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry or us, our access to capital and the cost and terms of any debt financing would be negatively affected.

Operational changes we have made or in the future may make in response to the COVID-19 pandemic, such as additional safety and cleaning protocols, vaccine mandates and measures taken to reduce operating costs and improve efficiency, may negatively impact our business, our brand reputation and our ability to attract and retain qualified personnel. We could still experience long-term impacts on our operating costs as a result of steps we have taken or may in the future take to counteract outbreaks of COVID-19 or other communicable diseases.

For our managed assets, we will rely on Marriott to operate these assets in a manner consistent with its obligations under its management agreements with us and to increase business levels at our properties, whether by rebooking cancelled stays for future periods or otherwise. Further, room bookings for future periods may yet be cancelled as a result of the COVID-19 pandemic, and we cannot assure you that Marriott will be successful in increasing business levels at our properties or rebooking cancellations for future periods or that groups that have already rebooked to future periods will fulfill their stays. COVID-19 negatively impacted, and in the future may continue to negatively impact, our occupancy, RevPAR and Total RevPAR and other metrics at our Gaylord Hotels properties, and those and other declines in performance indicators and financial performance may worsen. We cannot predict the pace of recovery of our Gaylord Hotels properties and other assets, or the timing of a return, if any, to pre-pandemic demand, occupancy or business mix.

The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty, including on the market price of our common stock. A continuation or worsening of the levels of market disruption and volatility seen during the pandemic could have an adverse effect on the market price of our common stock or our debt securities.

The extent of the effects of the COVID-19 pandemic on our business and the hospitality industry at large remains highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of outbreaks of COVID-19 variants, whether or not a recession occurs in the United States or globally, the state of the financial markets and the length of time it takes for demand and pricing to recover and stabilize, particularly in the large group meeting segment of the lodging industry, and normal economic and operating conditions to resume. Given the uncertainty as to the severity of future outbreaks of additional COVID-19 variants, we are presently unable to estimate the full impact to our future business, results of operations, cash flows, financial condition or ability to make distributions to our stockholders.

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

The group-oriented meetings sector has suffered during the COVID-19 pandemic, and while we believe meeting planners will continue to rebook large group meetings to future periods, there can be no assurance as to the timing and pace of our recovery.

The ability of Marriott to successfully operate and manage our current hotel properties and convention business is subject to factors beyond our and their control, which could reduce the revenue and operating income of these properties. These factors include:

●	the desirability and perceived attractiveness of the Nashville, Tennessee; Orlando, Florida; Dallas, Texas; Washington D.C. and Denver, Colorado areas as tourist and convention destinations;
●	adverse changes in the national economy, its effects on us and our customers and in the levels of tourism and convention business that affect our current hotel properties;
●	the level of governmental group business, which has decreased at times in the past due to uncertainty surrounding the U.S. government budget;
●	Marriott’s ability to attract group convention business;
●	Marriott’s ability to contract for and collect attrition and cancellation fees from groups that do not fulfill minimum stay or spending requirements;

●	the opening of other new hotels could impact the group convention business at our current hotel properties;
●	the highly competitive nature of the hotel, tourism and convention business in which our hotel properties operate, including the fact that we compete for convention business with publicly-financed civic convention centers;
●	the susceptibility of group convention business to reduced levels of demand during the year-end holiday periods, which Marriott may not be able to offset by attracting sufficient general tourism guests;
●	the financial condition of the airline and other transportation-related industries and the resulting impact on travel; and
●	increases in our operating costs due to labor costs associated with labor shortages, wage increases, any increases in the federal minimum wage rate, workers’ compensation, healthcare-related costs (including those related to the Affordable Care Act or other health care reform efforts), and organized labor activities, the last of which, in addition to increasing labor costs, could cause a diversion of business from our hotels involved in labor negotiations and loss of group business.

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

In addition, capital improvements may give rise to the following risks:

●	possible environmental problems;
●	construction cost overruns and delays, including those associated with the availability of material and labor;
●	the possibility that revenues will be reduced while rooms, restaurants or other facilities are out of service due to capital improvement projects;
●	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on attractive terms; and
●	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

The costs of renovations and capital improvements could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to service debt and make distributions to our stockholders.

Our TRS lessee structure subjects us to the risk of increased hotel operating expenses and the inability of our TRS lessees to make lease payments to us.

Our leases with our TRS lessees require our TRS lessees to make lease payments to us based in part on gross revenues from our hotel properties. Our operating risks include decreases in revenues at our hotel properties and increases in operating expenses of our hotel properties. Decreases in revenues or increases in operating expenses could adversely affect our TRS lessees’ ability to make lease payments due under the leases, including, but not limited to, increases in wage and benefit costs, repair and maintenance expenses, property taxes, insurance costs, and other operating expenses. Increases in those operating expenses can have a significant adverse impact on our financial condition, results of operations, the market price of our common stock, and our ability to service debt and make distributions to our stockholders.

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

While we have implemented security measures to safeguard our systems and data, our measures or the measures of our service providers or hotel manager may not be sufficient to maintain the confidentiality, integrity, or availability of the data collected, stored, and used to manage our Gaylord Hotels properties. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to data, failure of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “phishing” or other types of business email compromises, operator error, or inadvertent releases of data may materially impact our information systems and records of those of our owners, licensees, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access to such systems, have greatly increased in recent years. Like most large multinational corporations, our hotel manager and its service providers have experienced cyber-attacks, and attempts to disrupt access to their systems and data or those of properties our hotel manager manages and the frequency and sophistication of such efforts could continue to increase. Although some of these efforts may not be successful or impactful, a significant theft, loss, loss of access to, or fraudulent use of guest, associate, owner, licensee, or company data could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, compromises in the security of our information systems or those of our owners, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems or our hotel manager’s systems, resulting in operational inefficiencies and a loss of profits, and negative publicity, resulting in tangible adverse effects on our business, including consumer boycotts, cancellations, lost sales or litigation, all of which could affect our market share, reputation, business, financial condition, or results of operations. In addition, although we or our manager carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security compromises, and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.

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

Our operating income and ability to make distributions to our stockholders may be reduced by acts of God, outbreaks of pandemic disease, or acts of terrorism in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Gaylord Opryland, which is located adjacent to the Cumberland River and is protected by levees built to sustain a 100-year flood, suffered flood damage on May 3, 2010 as the river rose to levels that over-topped the levees. The per occurrence flood insurance limit for our Gaylord Opryland hotel is now $350 million. We have also completed enhancements to the levees that protect the hotel to increase the height of the levees. While we believe these steps are reasonable given the likelihood of flood damage at Gaylord Opryland, there can be no assurances that flooding will not occur at Gaylord Opryland in the future. Some types of losses, such as from flood, earthquake, tornado, terrorism and environmental hazards, may be either uninsurable, subject to sublimit, or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, outbreaks of pandemic disease, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty, may cause our future results to differ materially from anticipated results.

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

Our operating costs could increase if we and our hotel managers cannot attract and retain talented personnel or as the result of the loss of the services of our senior executives.

We and our third-party hotel managers compete with other companies both within and outside of the hospitality and entertainment industries for personnel. We and our hotel managers have experienced challenges hiring qualified personnel due to various factors, such as increasing wage expectations and competition for labor from other industries, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. If we and our hotel managers cannot recruit, train, develop and retain sufficient numbers of associates, we could experience significant negative impacts to our operations, including low employee morale, high employee turnover and low guest satisfaction. Insufficient numbers of personnel could also limit our ability to grow and expand our businesses. Labor shortages have resulted in and could continue to result in higher wages and initial hiring costs, increasing our labor costs and those of our third-party hotel managers, which could reduce our profits and ultimately impair our ability to make distributions to our stockholders. In addition, the efforts and ability of our senior executives are important elements of maintaining our competitive position and driving future growth, and the loss of the services of one or more of our senior executives could result in challenges executing our business strategies or other adverse effects on our business.

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

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our hotel properties in response to changing economic, financial and investment conditions may be limited. The real estate market is affected by many factors that are beyond our control, including:

●	adverse changes in international, national, regional and local economic and market conditions;
●	changes in interest rates and in the availability, cost and terms of debt financing;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
●	the ongoing need for capital improvements, particularly in older structures;
●	changes in operating expenses; and
●	civil unrest, acts of God, including earthquakes, tornadoes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, including the consequences of the terrorist acts.

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

In addition, our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our or a manager’s control, including the following:

●	competition from other hotel properties and publicly-financed civic convention centers in our markets;
●	over-building of hotels in our markets, which could adversely affect occupancy and revenues at our hotel properties;
●	dependence on business and commercial travelers and tourism;
●	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
●	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;
●	changes in interest rates and in the availability, cost and terms of debt financing;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
●	adverse effects of international, national, regional and local economic and market conditions;
●	the impact of the use of Internet travel intermediaries by consumers;
●	unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns including pandemics and epidemics (including a widespread outbreak of new COVID-19 variants in the United States), political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters, such as hurricanes, earthquakes and tornadoes;
●	adverse effects of a downturn in the lodging industry; and
●	risks generally associated with the ownership of hotels and real estate.

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

In October 2021, we entered into an agreement to purchase Block 21, a mixed-use entertainment, lodging, office and retail complex located in Austin, Texas, for $260 million, which includes the assumption of approximately $135 million of existing mortgage debt (collectively, the “Block 21 Acquisition”). Although we expect to complete the Block 21 Acquisition in first quarter 2022, the completion of the Block 21 Acquisition is subject to customary closing requirements and conditions and there can be no assurance that the Block 21 Acquisition will be completed on the anticipated schedule or at all. If we fail to consummate the Block 21 Acquisition or should the completion of the Block

21 Acquisition be significantly delayed, we will have expended significant resources without realizing all or a portion of the intended economic benefits of the Block 21 Acquisition. Even if we consummate the Block 21 Acquisition, we may not realize the intended economic benefits. Any failure to complete the Block 21 Acquisition could have a negative impact on our business, financial condition, results of operations and our ability to make distributions to our stockholders. In addition, if we are unable to successfully integrate the assets acquired in the Block 21 Acquisition with our existing assets in an efficient and effective manner following the completions of the Block 21 Acquisition, the anticipated benefits of the Block 21 Acquisition may not be realized fully, or at all, or may take longer to realize than expected. Further, the integration of the Block 21 assets with our existing assets will require the dedication of significant management resources, which may distract management’s attention from day-to-day business operations. Austin, Texas is a new market for us, and our relative unfamiliarity with the market may result in additional time and expense to gain familiarity with the market and maximize operations. An inability to realize the full extent of the anticipated benefits of the Block 21 Acquisition or any delays encountered in the integration process could have an adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Prior to 2012, we had not paid a cash distribution on our common stock since 1999. Beginning in 2013 we declared, and we intend to continue to declare when appropriate, regular quarterly distributions, the amount of which will be determined, and will be subject to adjustment, by our board of directors. Our board of directors formerly maintained a dividend policy pursuant to which we paid a quarterly cash dividend in an amount equal to an annualized payment of at least 50% of adjusted funds from operations (as defined by us) less maintenance capital expenditures or 100% of REIT taxable income on an annual basis, whichever is greater. Our dividend policy may be altered at any time by our board of directors, and certain provisions of our debt agreements may prohibit us from paying dividends in accordance with the policy. In 2020, we suspended our regular quarterly dividend, and our regular quarterly dividend currently remains suspended. To qualify as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) each year to our stockholders. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal and state income tax purposes, or the effect of nondeductible expenditures.

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

We have invested in, and in the future may invest in, mortgage loans, mezzanine debt, joint ventures, such as our Circle investment, or certain minority equity interests over which we may not have significant control, to or for which we may owe significant funding or obligations and for which there is no readily available market, and these investments may not be profitable.

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

We currently have a significant amount of debt. At December 31, 2021, we had approximately $2.9 billion of total debt. We may incur additional debt in connection with any additional hotel acquisitions, development, investment in new projects, renovations, or capital improvement.

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

Our ability to refinance each of our agreements governing our indebtedness on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. In addition, although we have been successful in negotiating amendments to our credit agreement, which waive the financial covenants imposed by the credit agreement through March 31, 2022, and in negotiating an amendment to the Gaylord Rockies term loan, which provides for other favorable modifications, we may be unsuccessful in negotiating any further amendments or modifications to the agreements governing our indebtedness as we may deem necessary in response to the COVID-19 pandemic. To the extent the COVID-19 pandemic continues or our business levels do not recover to pre-pandemic levels or we are otherwise unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms, selling one or more hotel properties at unattractive prices or on disadvantageous terms, or defaulting on mortgages and allowing our lenders to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Various risks, uncertainties and events beyond our control, including those related to the COVID-19 pandemic, could affect our ability to comply with these covenants and maintain applicable financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt, including, in the case of our existing credit facility, our Gaylord Hotels properties, other than Gaylord Rockies, and in the case of the Gaylord Rockies term loan, Gaylord Rockies. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to pay dividends, incur additional debt and to take other actions might significantly impair our ability to obtain other financing and to make distributions to our stockholders in accordance with any dividend policy.

Our indebtedness is secured by a substantial portion of our assets.

Subject to applicable laws and certain agreed-upon exceptions, our $700 million revolving credit facility, $300 million term loan A, and $500 million term loan B are secured by liens on the substantial majority of our assets, including mortgages on each of our Gaylord Hotels properties, other than Gaylord Rockies. The Gaylord Rockies’ $800 million term loan is secured by liens on the substantial majority of Gaylord Rockies assets. In the event of a default under our credit facility, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.

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

At December 31, 2021, we had $1.7 billion of variable interest rate debt that was indexed to the London Inter-Bank Offered Rate (“LIBOR”). The United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced on July 27, 2017 that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Recent proposals for LIBOR reforms may result in the establishment of new methods for calculating LIBOR or the establishment of one or more alternative benchmark rates. Although the agreements governing our indebtedness provide for successor base rates, as applicable, the successor base rates may be related to LIBOR, and the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. If LIBOR ceases to exist, we may need to amend the agreements governing our indebtedness, and we cannot predict what alternative interest rate(s) will be negotiated with our counterparties. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness and/or interest rate swaps may be impacted and our available cash flow may be adversely affected.

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

Many factors influence our reputation including the perception held by our customers and other key stakeholders and the communities in which we do business, and the perception held by customers of Marriott or any future third-party hotel manager. The lodging and entertainment industries in which we operate face increasing scrutiny related to environmental, social and governance activities and risk of damage to our reputation if we fail to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, environmental stewardship and sustainability, climate change, diversity, human rights, philanthropy and support for local communities. The continuing evolution of social media presents new challenges and requires us to keep pace with new developments and trends. Negative posts or comments about us, the properties we own, the businesses we operate, and Marriott or any future third-party hotel manager on any social networking or user-generated review website, including travel and vacation property websites, could affect consumer opinions of us, and we cannot guarantee that we will timely or adequately redress such instances.

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

In recent years, the U.S. Congress and certain state governments have considered and enacted legislation and regulations intended to effect major change within the U.S. healthcare system, including changes intended to increase access to health insurance and changes that may directly or indirectly impact the costs and operations of employers, even those that are not participants in the healthcare industry. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), includes a requirement, known as the “employer mandate,” that large employers make health insurance coverage available to employees or pay a penalty.

We anticipate that Congress and state governments will continue to review and assess alternative health care delivery and payment systems and may in the future propose or adopt legislation, regulations and policies resulting in fundamental changes in the health care system. For example, some members of Congress have suggested expanding the coverage of government-funded insurance programs, including single-payor models (such reforms are often referred to as “Medicare for All”). In addition, private payors and other healthcare industry participants may introduce financial or delivery system reforms.

At this time, pursuant to our management agreements, our third-party managers may pass certain health care costs for employees working at our properties through to us. As such, the provisions of the Affordable Care Act or subsequent reform efforts may significantly raise our and our third-party managers’ employee health benefits costs and/or alter the benefits we or our third-party managers are required to provide to our respective employees. If we or our third-party hotel managers are not able to limit or offset future cost increases, those costs could have an adverse effect on our results of operations. As a result, health reform efforts may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity.

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

Other factors that could affect the market price of our common stock include the following:

●	actual or anticipated variations in our quarterly results of operations;
●	changes in market valuations of companies in the hotel or real estate industries;
●	changes in expectations of future financial performance or changes in estimates of securities analysts;
●	fluctuations in stock market prices and volumes;
●	issuances of common stock or other securities in the future;
●	disputes with our hotel managers;
●	the addition or departure of key personnel;
●	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
●	unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics (including widespread outbreaks of new COVID-19 variants in the United States), political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters, such as hurricanes, earthquakes or tornadoes.

Item 1B.            Unresolved Staff Comments

None.

Item 2.              Properties

Hospitality Segment

			Meeting, Exhibit and
Hotel	Location	Rooms	Pre-Function Space
Gaylord Opryland	Nashville, TN	2,888	640,000
Gaylord National	National Harbor, MD (Washington, DC area)	1,996	500,000
Gaylord Palms	Kissimmee, FL (Orlando area)	1,718	496,000
Gaylord Texan	Grapevine, TX (Dallas area)	1,814	488,000
Gaylord Rockies	Aurora, CO (Denver area)	1,501	409,000
Inn at Opryland	Nashville, TN	303	14,000
AC Hotel	National Harbor, MD (Washington, DC area)	192	3,700

We own our Opryland complex in Nashville, Tennessee, which includes the site of Gaylord Opryland (approximately 172 acres). We also own the approximately 6-acre site of the Inn at Opryland, which is located near the Opryland complex. We have leased a 65-acre tract in Osceola County, Florida, on which the Gaylord Palms is located, pursuant to a 75-year ground lease with a 24-year renewal option. We acquired approximately 85 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 10 acres), on which the Gaylord Texan is located. We also own an additional approximately 40 acres of property near the Gaylord Texan. We own approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which the Gaylord National is located and we own fee title to the condominium unit in the eight-story building in which the AC Hotel is located. We own approximately 85 acres on which Gaylord Rockies is located and approximately 130 acres of undeveloped land adjacent to Gaylord Rockies. Our Gaylord Hotels properties other than Gaylord Rockies secure our credit facility, and Gaylord Rockies assets secure our obligations pursuant to the Gaylord Rockies term loan, as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Each of our hotel properties is leased or subleased to one of our TRSs, and each such TRS has engaged Marriott to manage the day-to-day operations of the hotel. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.” For the operating results of our hotels on a property basis, see “Operating Results – Detailed Segment Financial Information” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Entertainment Segment

We own the General Jackson’s docking facility and the Grand Ole Opry House, each of which is located within the Opryland complex. We also own Gaylord Springs, an 18-hole golf course situated on over 200 acres, which is located near the Opryland complex. In downtown Nashville, we own the Ryman Auditorium, Ole Red Nashville, and the Wildhorse Saloon dance hall and production facility. We also own an approximate 17,000 square foot building in downtown Nashville that we have transformed into additional connecting event space for the Wildhorse Saloon. Our TRSs have engaged Marriott to manage the day-to-day operations of the General Jackson Showboat, Gaylord Springs and the Wildhorse Saloon. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.”

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

For further discussion of legal proceedings, see “Note 11 – Commitments and Contingencies” to our consolidated financial statements included herein.

Item 4.            Mine Safety Disclosures

None.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “RHP”.

Holders

There were approximately 865 record holders of our common stock at January 31, 2022.

Issuer Purchases of Equity Securities

No shares of the Company’s common stock were repurchased during the three months ended December 31, 2021.

Unregistered Sales of Equity Securities

Except as set forth below, the Company did not sell any securities during the fiscal year ended December 31, 2021 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On December 14, 2021, 5,950 shares of the Company’s common stock were issued to a limited partner of the Operating Partnership in a private placement exempt from registration under the Securities Act, pursuant to Section 4(a)(2) thereof, in exchange for 5,950 OP Units held by the limited partner.

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

Item 6. Reserved

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Overview

We are a Delaware corporation, originally incorporated in 1956, that, following our REIT conversion in 2012, began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013, specializing in group-oriented, destination hotel assets in urban and resort markets. Our core holdings include a network of five upscale, meetings-focused resorts totaling 9,917 rooms that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These five resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”), which was previously owned by the Gaylord Rockies joint venture, in which we owned a 65% interest. On May 7, 2021, we purchased the remaining 35% interest in the Gaylord Rockies joint venture. Our other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 96 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, and the General Jackson Showboat (“General Jackson”). We also own a 50% interest in a joint venture that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”).

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

Impact of COVID-19 Pandemic

The COVID-19 pandemic has been and continues to be a complex and evolving situation, causing unprecedented levels of disruption to our business. Although our assets are currently open and operating without capacity restrictions, there remains significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on our future results of operations and financial position.

In late February 2020, when the gravity of the COVID-19 pandemic became apparent, we formed an internal task force, which included members of management and our board of directors, to formulate and implement responses to COVID-19. The task force, in consultation with local governmental authorities, first determined to close our Nashville-based entertainment venues in mid-March 2020.

Impact on Operations. As a direct result of the onset of the COVID-19 pandemic, and as cancellations at our Gaylord Hotels properties began to increase, we, with our hotel manager, Marriott, implemented a series of operational changes, culminating with the suspension of operations at our Gaylord Hotels properties in late-March 2020. Gaylord Texan reopened June 8, 2020, and Gaylord Opryland, Gaylord Palms and Gaylord Rockies reopened June 25, 2020. Gaylord National reopened July 1, 2021. The suspension of operations resulted in the loss of approximately 0.4 million and 1.2 million available room nights in 2021 and 2020, respectively.

In our Entertainment segment, in addition to the temporary closure of our entertainment assets in spring 2020, we have taken steps to reduce operating costs in all areas. Many of our Tennessee-based attractions reopened at reduced capacities in May and June 2020. The Grand Ole Opry and Ryman Auditorium began offering limited-capacity tours in June 2020, reopened for limited-capacity publicly attended performances in September 2020, and reopened for full-capacity publicly attended performances in May 2021. After the April 2021 reopening of the Wildhorse Saloon, which was closed through March 2021 subsequent to the December 2020 downtown Nashville bombing, all of our entertainment assets are open.

We and Marriott’s sales teams have been working closely with our customers to rebook previously cancelled business as a result of the COVID-19 pandemic. Cancelled room nights in 2021 decreased 67% from 2020. Group attrition as a percentage of contracted block decreased in each sequential quarter since the onset of the COVID-19 pandemic, with the exception of the third quarter of 2021 as a result of the COVID-19 Delta variant. Occupancy and average daily rate (“ADR”) increased 16.3 points of occupancy and 10.7%, respectively, in 2021 as compared to 2020.

Group business has declined relative to historical periods. However, group stays steadily increased in 2021 and group nights on the books for the next five years is approximately ninety-five percent of total group room nights that were on the books at December 31, 2019 for the corresponding following five years. In addition, the ADR on group room nights on the books at December 31, 2021 is approximately five percent higher than the ADR on the corresponding group room nights at December 31, 2019. This combined impact yields projected group rooms revenue on-the-books for future years that we estimate will be at or above pre-pandemic levels.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits, which we have accounted for as government subsidies to offset related operating expenses, as well as the deferral of payroll and other tax payments in the future. During 2021 and 2020, qualified payroll tax credits reduced our operating expenses by $4.2 million and $10.2 million, respectively. We are deferring qualified payroll and other tax payments as permitted by the CARES Act.

Our results for 2021 and 2020 include approximately $4.8 million in net credits and $39.7 million of operating costs, respectively, specifically related to the COVID-19 pandemic, which is primarily comprised of employment costs, including for laid-off or furloughed employees, and is net of $4.2 million and $10.2 million, respectively, in payroll tax credits provided by the CARES Act. The payroll credits provided by the CARES Act are included in other hotel expenses, entertainment expenses and corporate expenses, as applicable, in the accompanying consolidated statements of operations for 2021 and 2020 included herein.

Actions to Preserve Liquidity. We continue taking steps to preserve liquidity in order to weather the COVID-19 pandemic and continue to pay all required debt service payments on our indebtedness, lease payments, taxes and other payables. At December 31, 2021, we had $509.8 million available for borrowing under our revolving credit facility and $140.7 million in unrestricted cash on hand. In 2021 and 2020, we took steps to preserve our liquidity as follows:

●	Suspension of Dividend. Following the payment of our first quarter 2020 dividend on April 15, 2020 to stockholders of record on March 31, 2020, we suspended our regular quarterly cash dividend payments to stockholders. At this time, we do not anticipate declaring quarterly dividends during 2022. Our board of directors will consider a future dividend as permitted by our credit agreement. Our credit facility amendments described below permit payment of dividends as necessary to maintain our REIT status and permit us to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to our board of director’s determinations as to the amount of distributions and the timing thereof.
●	Deferral of Capital Expenditures. With the exception of the Gaylord Palms expansion project and the renovation of the rooms at Gaylord National, we deferred non-essential capital projects, in addition to delaying the Gaylord Rockies expansion project, which was scheduled to begin construction in second quarter 2020.
●	Amendments to Principal Debt Agreements. In 2020, we successfully obtained a temporary waiver of financial covenants in the credit agreement governing our $700 million revolving credit facility, $300 million term loan A facility and the original $500 million term loan B facility through March 31, 2022, which confirmed our continued ability to borrow the remaining amounts available under the revolving credit facility (subject to a minimum liquidity covenant). Additionally, we further amended the credit agreement in October 2021 to permit an acquisition during the credit agreement’s restricted period, and an associated assumption of indebtedness, subject to certain conditions. For additional discussion of the amendments to our credit agreement, see “Principal Debt Agreements” below. We currently anticipate being in compliance with the financial covenants in our credit facility upon the expiration of the temporary waiver period on March 31, 2022.

On June 30, 2020, Gaylord Rockies completed an amendment to its $800 million term loan to (i) provide for the ability to use cash for certain purposes, even during a Cash Sweep Period (as defined in the Loan Agreement), (ii) extend the deadline to commence construction of an expansion to Gaylord Rockies, and (iii) provide favorable changes to the debt service coverage ratio provisions. Gaylord Rockies is currently in a Cash Sweep Period pursuant to the Loan Agreement. For additional discussion of this amendment, see “Principal Debt Agreements” below.
●	Suspension of FF&E Reserve Requirement. With respect to our properties that are operated under management agreements with Marriott, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these properties. The amount funded into each of these reserve accounts is determined pursuant to the management agreements and is generally 5.0% of the respective property’s total annual revenue. Marriott previously suspended this obligation from March 2020 through December 2021, although we made voluntary contributions during this period to fund various maintenance capital expenditures, including the rooms renovation at Gaylord National.

For additional discussion of the impact of the COVID-19 pandemic on our business and associated risk, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K.

Gaylord Rockies Joint Venture

In May 2021, we purchased the remaining 35% ownership interest in the Gaylord Rockies joint venture. Prior to May 2021, we had a 65% interest in the Gaylord Rockies joint venture, and our management concluded that the Company was the primary beneficiary of the previous variable interest entity (“VIE”). The financial position and results of operations of this previous VIE have been consolidated in the accompanying consolidated financial statements included herein. We also purchased 130 acres of undeveloped land, adjacent to Gaylord Rockies in May 2021.

Gaylord Palms Expansion

In April 2021, we completed a $158 million expansion of Gaylord Palms, which includes an additional 302 guest rooms and 96,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure.

Gaylord Rockies Expansion

In February 2020, we announced an $80 million expansion of Gaylord Rockies, which was intended to include an additional 317 guest rooms. The expansion was expected to begin in the second quarter of 2020, but, as discussed under “Impact of COVID-19 pandemic” above, the expansion was deferred in response to the COVID-19 pandemic.

Circle

In 2019, we acquired a 50% equity interest in Circle and we have made $21.0 million in capital contributions through December 31, 2021. We intend to contribute up to an additional $12.0 million to Circle in 2022 for working capital needs. Circle launched its broadcast network on January 1, 2020, with sixteen original shows and two major distribution partnerships. As of February 2022, Circle is available to more than 70% of U.S. television households via over-the-air and cable television and is available through multiple online streaming services covering over 193 million monthly average users.

Potential Acquisition of Block 21; Termination of Previous Block 21 Acquisition Agreement

In October 2021, we entered into an agreement (the “Block 21 Agreement”) to purchase Block 21, a mixed-use entertainment, lodging, office and retail complex located in Austin, Texas, for $260 million, which includes the assumption of approximately $135 million of existing mortgage debt. In addition, we will receive approximately $11 million of existing cash reserves attributable to the assets. Block 21 is the home of the Austin City Limits Live at The Moody Theater (“ACL Live”), a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin Hotel, the 3TEN at ACL Live club and approximately 53,000 square feet of other Class A commercial space. The acquisition is expected to close in first quarter 2022, subject to customary closing conditions including, but not limited to, consent to our assumption of the existing mortgage loan by the loan servicer and the consent of the hotel property manager, an affiliate of Marriott, to our assignment and assumption of the existing hotel management agreement. We have the capacity to finance the transaction under our revolving credit facility and may use cash on hand, including from any sales of stock under our ATM program, and will make a determination of funding sources prior to closing.

In December 2019, we entered into a previous agreement to purchase Block 21. In May 2020, in response to the then-existing capital markets and economic environment caused by the COVID-19 pandemic, we determined it was not in the best interest of shareholders to focus resources and capital on the project and terminated the related purchase agreement. We forfeited a nonrefundable December 2019 deposit of $15 million and recorded a loss, which is included in other gains and (losses), net in the accompanying consolidated statement of operations for 2020.

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

Senior Note Refinancing

In February 2021, the Operating Partnership and RHP Finance Corporation, a Delaware corporation (“Finco” and together with the Operating Partnership, collectively, the “Issuers”) completed the private placement of $600 million aggregate principal amount of 4.50% senior notes due 2029 (the “$600 Million 4.50% Senior Notes”). The aggregate net proceeds from the sale of the $600 Million 4.5% Senior Notes were approximately $591 million, after deducting the initial purchasers’ discounts and commissions and offering expenses. After using a significant portion of these net proceeds to tender and redeem the $400 Million 5% Senior Notes, we used the remaining net proceeds to repay all of the amounts then outstanding under our $700 million revolving credit facility and for general corporate purposes.

In February 2021, we also completed a cash tender offer for any and all outstanding $400 million 5% senior notes due 2023 (the “$400 Million 5% Senior Notes”). Pursuant to the tender offer, $161.9 million aggregate principal amount of the $400 Million 5% Senior Notes were validly tendered. Subsequent to expiration of the tender offer, in February 2021 we gave irrevocable notice of the redemption of all remaining $400 Million 5% Senior Notes not tendered in the tender offer.

We used a portion of the proceeds from the issuance of the $600 Million 4.50% Senior Notes to fund the tender offer and redemption. As a result of our purchase of tendered $400 Million 5% Senior Notes and the redemption of all untendered $400 Million 5% Senior Notes, we recognized a loss on extinguishment of debt of $2.9 million in 2021.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland, and the AC Hotel, each of which is managed by Marriott.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, and our other Nashville-based attractions, as well as our investment in the Circle joint venture. We own our Entertainment businesses in TRSs, and Marriott manages the General Jackson, Wildhorse Saloon and Gaylord Springs.
●	Corporate and Other, consisting of our corporate expenses.

For the years ended December 31, 2021, 2020 and 2019, our total revenues were divided among these business segments as follows:

Segment	2021	2020	2019
Hospitality	84%	89%	89%
Entertainment	16%	11%	11%
Corporate and Other	0%	0%	0%

As described above, our hotels and entertainment assets were closed for a period of time in 2020, and Gaylord National reopened July 1, 2021. While facilities were closed, we recorded negligible revenue, and we incurred expenses as described above under “Impact of COVID-19 Pandemic.” Our short-term strategy is to safely operate our businesses through the COVID-19 pandemic and work with Marriott to rebook business in our hotels. While all of our assets have reopened and are operating, there is significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on our future results of operations and financial position.

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

For 2021 and 2020, the method of calculation of these indicators has not been changed as a result of the COVID-19 pandemic and the resulting hotel closures and is consistent with prior periods. As such, performance metrics include closed hotel room nights available.

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

The closure, limited reopening and pandemic-constrained business levels of our Gaylord Hotels properties have resulted in the significant decrease in performance reflected in these key performance indicators and non-GAAP financial measures for 2021 and 2020, as compared to historical periods.

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

Summary Financial Results

The following table summarizes our financial results for the years ended December 31, 2021, 2020 and 2019 (in thousands, except percentages and per share data):

	2021	% Change	2020	% Change	2019
Total revenues	$939,373	79.1%	$524,475	(67.3)%	$1,604,566
Total operating expenses	998,048	20.5%	828,306	(38.0)%	1,337,035
Operating income (loss)	(58,675)	80.7%	(303,831)	(213.6)%	267,531
Net income (loss)	(194,801)	57.7%	(460,821)	(459.2)%	128,294
Net income (loss) available to common stockholders	(176,966)	57.6%	(417,391)	(386.3)%	145,794
Net income (loss) available to common stockholders per share - diluted	(3.21)	57.7%	(7.59)	(370.1)%	2.81

2021 Results as Compared to 2020 Results

The increase in our total revenues during 2021, as compared to 2020, is attributable to increases in our Hospitality segment and Entertainment segment revenues of $320.5 million and $94.4 million, respectively, as discussed more fully below.

The increase in total operating expenses during 2021, as compared to 2020, is primarily the result of increases in Hospitality segment, Entertainment segment, and Corporate and Other segment expenses of $148.1 million, $39.5 million, and $9.8 million, respectively, partially offset by a credit loss on held-to-maturity investments in 2020 that did not occur in 2021 of $32.8 million.

The above factors resulted in a $245.2 million improvement in operating loss for 2021, as compared to 2020.

Our net loss of $194.8 million in 2021, as compared to our net loss of $460.8 million in 2020, was due to the change in our operating income described above, and the following factors, each as described more fully below:

●	A $22.1 million decrease in the provision for income taxes in 2021.
●	The $15.0 million loss in 2020 related to the forfeiture of the earnest deposit associated with the previously terminated potential acquisition of Block 21.
●	A $9.6 million increase in interest expense in 2021.
●	A $2.9 million loss on extinguishment of debt in 2021 that did not occur in 2020.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2021, 2020 and 2019 (in thousands, except percentages and performance metrics):

	2021	% Change		2020	% Change		2019
Revenues:
Rooms	$328,874	91.5%		$171,718	(69.2)%		$557,562
Food and beverage	279,489	49.0%		187,538	(71.6)%		660,770
Other hotel revenue	178,220	66.9%		106,789	(47.4)%		203,114
Total hospitality revenue	786,583	68.8%		466,045	(67.2)%		1,421,446
Hospitality operating expenses:
Rooms	88,244	49.7%		58,943	(59.3)%		144,834
Food and beverage	190,855	30.6%		146,141	(59.7)%		362,850
Other hotel expenses	327,791	25.7%		260,690	(36.4)%		409,883
Management fees, net	14,031	98.6%		7,066	(82.2)%		39,608
Depreciation and amortization	203,675	2.8%		198,073	(1.5)%		201,068
Total Hospitality operating expenses	824,596	22.9%		670,913	(42.1)%		1,158,243
Hospitality operating income (loss) (1)(2)	$(38,013)	81.4%		$(204,868)	(177.8)%		$263,203
Hospitality performance metrics (3):
Occupancy	39.5%	16.3	pts	23.2%	(52.6)	pts	75.8%
ADR	$221.33	10.7%		$200.02	0.4%		$199.26
RevPAR (4)	$87.53	88.6%		$46.41	(69.3)%		$151.09
Total RevPAR (5)	$209.34	66.2%		$125.95	(67.3)%		$385.20
Net Definite Group Room Nights Booked (6)	1,201,268	253.4%		(783,304)	(135.3)%		2,216,214
(1)	Hospitality segment operating income (loss) does not include preopening costs of $0.7 million, $0.3 million and $1.3 million in 2021, 2020 and 2019, respectively. Hospitality segment operating loss also does not include gain on sale of assets of $0.3 million and $1.2 million in 2021 and 2020, respectively, or credit losses on held-to-maturity securities of $32.8 million in 2020. See the discussion of the 2021 items below.
(2)	Hospitality segment operating loss for 2021 and 2020 includes approximately $4.6 million in net credits and $34.5 million in expenses, respectively, directly related to the COVID-19 pandemic, which are primarily employment costs. These amounts are net of $4.1 million and $7.9 million, respectively, of payroll tax credits afforded under the 2020 Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
(3)	Hospitality segment metrics for 2021 include the addition of 302 additional guest rooms at Gaylord Palms beginning June 1, 2021.
(4)	We calculate Hospitality segment RevPAR by dividing rooms revenue by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality segment RevPAR is not comparable to similarly titled measures such as revenues.
(5)	We calculate Hospitality segment Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality segment Total RevPAR is not comparable to similarly titled measures such as revenues.
(6)	Hospitality segment net definite room nights booked for 2021 and 2020 includes approximately 0.8 million and 2.4 million group room cancellations, respectively.

Total Hospitality revenues in 2021 include $48.5 million in attrition and cancellation fee collections, a $15.6 million increase from 2020. Since the beginning of 2020, we have recorded $81.3 million in attrition and cancellation fee revenue, which due to cancellations resulting from the COVID-19 pandemic, is higher than historical periods.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2021	2020	2019
Group	46%	52%	72%
Transient	54%	48%	28%

As a result of the COVID-19 pandemic and the resulting concerns related to group travel, our group business has declined relative to historical periods. However, group stays steadily increased in 2021 and group room nights on the books for the next five years is approximately ninety-five percent of total group room nights that were on the books at December 31, 2019 for the corresponding following five years. In addition, the ADR on group room nights on the books at December 31, 2021 is approximately five percent higher than the ADR on the corresponding group room nights at December 31, 2019.

The type of group based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2021	2020	2019
Corporate Groups	43%	61%	51%
Associations	34%	24%	29%
Other Groups	23%	15%	20%

Other hotel expenses for the following years ended December 31 included (in thousands):

	2021	% Change	2020	% Change	2019
Administrative employment costs	$101,771	20.3%	$84,599	(42.6)%	$147,302
Utilities	27,128	14.8%	23,628	(25.3)%	31,624
Property taxes	33,947	(7.8)%	36,823	3.0%	35,736
Other	164,945	42.6%	115,640	(40.8)%	195,221
Total other hotel expenses	$327,791	25.7%	$260,690	(36.4)%	$409,883

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during 2021, as compared to 2020, primarily due to increased levels of operations at each of our Gaylord Hotels properties. Utility costs increased during 2021, as compared to 2020, primarily due to increased utility usage at Gaylord Palms and Gaylord Opryland. Property taxes decreased during 2021, as compared to 2020, primarily due to a reduction in assessed value driven by the impact of the COVID-19 pandemic at Gaylord Texan. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during 2021, as compared to 2020, primarily due to increased levels of operations at each of our Gaylord Hotels properties.

As discussed above, each of our management agreements with Marriott for our Gaylord Hotels properties, excluding Gaylord Rockies, requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive fee is based on the profitability of our Gaylord Hotels properties, excluding Gaylord Rockies, calculated on a pooled basis. The Gaylord Rockies’ management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. We incurred $17.1 million, $10.2 million and $30.9 million in total base management fees to Marriott related to our Hospitality segment during 2021, 2020 and 2019, respectively. We also incurred $11.8 million related to incentive management fees for our Hospitality segment during 2019. Management fees are presented throughout this Annual Report on Form 10-K net of the amortization of the deferred management rights proceeds discussed in Note 5, “Deferred Management Rights Proceeds,” to the consolidated financial statements included herein.

Hospitality segment depreciation and amortization expense increased in 2021, as compared to 2020, primarily as a result of the expansion of Gaylord Palms and the rooms renovation at Gaylord National and the associated increase in depreciable asset levels.

Property-Level Results. The following presents the property-level financial results for our Gaylord Hotels properties for the years ended December 31, 2021, 2020 and 2019. In 2021 and 2020, the Gaylord Hotels properties experienced higher levels of attrition and cancellations and lower occupancy levels, which are directly related to the COVID-19 pandemic, and experienced heavily transient business. Therefore, the property-level financial results for 2021 and 2020 are not comparable to historical periods. Total revenue at each of our Gaylord Hotels properties was lower than that of historical periods due to the COVID-19 pandemic. Operating costs at each of our Gaylord Hotels properties were lower for 2021 and 2020 as a result of cost containment initiatives and lower variable costs due to lower occupancies and, for 2020, the temporary property closures that began in late-March 2020 due to the COVID-19 pandemic.

Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	2021	% Change		2020	% Change		2019
Revenues:
Rooms	$109,067	104.7%		$53,272	(67.2)%		$162,577
Food and beverage	73,246	52.3%		48,086	(69.6)%		157,933
Other hotel revenue	56,254	75.9%		31,975	(50.9)%		65,100
Total revenue	238,567	78.9%		133,333	(65.4)%		385,610
Operating expenses:
Rooms	27,001	67.5%		16,119	(56.7)%		37,203
Food and beverage	46,490	24.6%		37,309	(55.8)%		84,351
Other hotel expenses	92,793	27.8%		72,601	(36.7)%		114,716
Management fees, net	3,754	123.3%		1,681	(86.0)%		12,024
Depreciation and amortization	34,117	(2.9)%		35,126	1.0%		34,794
Total operating expenses (1)(2)	204,155	25.4%		162,836	(42.5)%		283,088
Performance metrics:
Occupancy	44.2%	19.2	pts	25.0%	(53.5)	pts	78.5%
ADR	$234.15	16.0%		$201.82	2.7%		$196.54
RevPAR	$103.47	105.3%		$50.40	(67.3)%		$154.23
Total RevPAR	$226.32	79.4%		$126.14	(65.5)%		$365.81
(1)	Gaylord Opryland operating expenses do not include a gain on sale of assets of $0.3 million and $1.2 million in 2021 and 2020, respectively, and preopening costs of $0.1 million in 2019.
(2)	Gaylord Opryland operating expenses for 2020 include approximately $7.1 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs, and is net of $2.1 million in payroll tax credits afforded under the CARES Act. Gaylord Opryland operating expenses for 2021 include approximately $1.0 million in credits directly related to the COVID-19 pandemic, which includes $0.5 million in payroll tax credits afforded under the CARES Act.

Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	2021	% Change		2020	% Change		2019
Revenues:
Rooms	$57,510	102.1%		$28,455	(63.7)%		$78,392
Food and beverage	52,782	76.7%		29,876	(69.8)%		98,831
Other hotel revenue	28,838	48.0%		19,488	(37.3)%		31,075
Total revenue	139,130	78.8%		77,819	(62.6)%		208,298
Operating expenses:
Rooms	12,608	61.6%		7,802	(53.2)%		16,662
Food and beverage	34,158	59.4%		21,434	(58.7)%		51,865
Other hotel expenses	64,766	22.4%		52,909	(28.3)%		73,837
Management fees, net	2,216	117.9%		1,017	(82.7)%		5,868
Depreciation and amortization	21,112	27.3%		16,586	(14.5)%		19,393
Total operating expenses (1)(2)	134,860	35.2%		99,748	(40.5)%		167,625
Performance metrics (3):
Occupancy	44.6%	18.4	pts	26.2%	(51.2)	pts	77.4%
ADR	$220.90	5.6%		$209.22	6.7%		$196.06
RevPAR	$98.46	79.3%		$54.91	(63.8)%		$151.68
Total RevPAR	$238.19	58.6%		$150.15	(62.7)%		$403.02
(1)	Gaylord Palms operating expenses do not include preopening costs of $0.7 million and $0.3 million in 2021 and 2020, respectively.
(2)	Gaylord Palms operating expenses for 2020 include approximately $4.6 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs, and is net of $1.2 million in payroll tax credits afforded under the CARES Act. Gaylord Palms operating expenses for 2021 include approximately $0.1 million in credits directly related to the COVID-19 pandemic, which includes $0.5 million in payroll tax credits afforded under the CARES Act.
(3)	Gaylord Palms metrics for 2021 include the addition of 302 additional guest rooms beginning June 1, 2021.

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	2021	% Change		2020	% Change		2019
Revenues:
Rooms	$71,854	80.5%		$39,819	(60.8)%		$101,604
Food and beverage	70,429	61.5%		43,611	(70.6)%		148,154
Other hotel revenue	37,748	35.8%		27,806	(35.0)%		42,790
Total revenue	180,031	61.8%		111,236	(62.0)%		292,548
Operating expenses:
Rooms	15,957	61.9%		9,854	(54.1)%		21,469
Food and beverage	46,319	59.7%		29,005	(59.7)%		72,008
Other hotel expenses	61,237	19.7%		51,138	(34.4)%		77,989
Management fees, net	2,858	89.1%		1,511	(83.6)%		9,189
Depreciation and amortization	24,712	(3.3)%		25,546	(3.1)%		26,362
Total operating expenses (1)	151,083	29.1%		117,054	(43.5)%		207,017
Performance metrics:
Occupancy	49.1%	19.8	pts	29.3%	(48.9)	pts	78.2%
ADR	$221.00	8.1%		$204.38	4.1%		$196.26
RevPAR	$108.52	81.0%		$59.97	(60.9)%		$153.45
Total RevPAR	$271.91	62.3%		$167.54	(62.1)%		$441.84
(1)	Gaylord Texan operating expenses for 2020 include approximately $3.6 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs, and is net of $1.3 million in payroll tax credits afforded under the CARES Act. Gaylord Texan operating expenses for 2021 include approximately $0.6 million in credits directly related to the COVID-19 pandemic, which includes $0.4 million in payroll tax credits afforded under the CARES Act.

Gaylord National Results. The results of Gaylord National for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	2021	% Change		2020	% Change		2019
Revenues:
Rooms	$32,005	63.9%		$19,531	(83.4)%		$117,977
Food and beverage	28,450	15.1%		24,716	(81.0)%		130,210
Other hotel revenue	18,964	143.8%		7,779	(76.6)%		33,180
Total revenue	79,419	52.7%		52,026	(81.5)%		281,367
Operating expenses:
Rooms	15,390	16.6%		13,197	(68.5)%		41,863
Food and beverage	23,501	(20.7)%		29,626	(64.3)%		83,101
Other hotel expenses	56,758	30.6%		43,449	(50.8)%		88,336
Management fees, net	756	250.0%		216	(95.4)%		4,736
Depreciation and amortization	30,462	10.2%		27,641	(0.5)%		27,776
Total operating expenses (1)(2)	126,867	11.2%		114,129	(53.6)%		245,812
Performance metrics:
Occupancy	19.1%	6.2	pts	12.9%	(62.2)	pts	75.1%
ADR	$230.12	11.1%		$207.12	(4.0)%		$215.74
RevPAR	$43.93	64.3%		$26.74	(83.5)%		$161.94
Total RevPAR	$109.01	53.1%		$71.22	(81.6)%		$386.21
(1)	Gaylord National operating expenses for 2020 do not include credit losses on held-to-maturity securities of $32.8 million. See discussion of this item below.
(2)	Gaylord National operating expenses for 2020 include approximately $16.0 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs, and is net of $2.2 million in payroll tax credits afforded under the CARES Act. Gaylord National operating expenses for 2021 include approximately $2.7 million in credits directly related to the COVID-19 pandemic, which includes $2.5 million in payroll tax credits afforded under the CARES Act.

Gaylord Rockies Results. The results of Gaylord Rockies for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands, except percentages and performance metrics):

	2021	% Change		2020	% Change		2019
Revenues:
Rooms	$47,061	87.9%		$25,041	(66.8)%		$75,475
Food and beverage	52,761	31.2%		40,224	(66.7)%		120,634
Other hotel revenue	36,120	85.7%		19,450	(36.2)%		30,467
Total revenue	135,942	60.5%		84,715	(62.6)%		226,576
Operating expenses:
Rooms	13,533	44.0%		9,400	(57.5)%		22,127
Food and beverage	38,662	40.9%		27,435	(59.4)%		67,565
Other hotel expenses	45,102	31.2%		34,373	(26.8)%		46,930
Management fees, net	3,714	13.3%		3,277	(63.5)%		8,987
Depreciation and amortization	90,687	0.2%		90,533	0.5%		90,038
Total operating expenses (1)(2)	191,698	16.2%		165,018	(30.0)%		235,647
Performance metrics:
Occupancy	39.9%	16.3	pts	23.6%	(45.6)	pts	69.2%
ADR	$215.17	11.6%		$192.89	(3.0)%		$198.94
RevPAR	$85.90	88.5%		$45.58	(66.9)%		$137.76
Total RevPAR	$248.13	60.9%		$154.21	(62.7)%		$413.56
(1)	Gaylord Rockies operating expenses do not include preopening costs of $0.6 million for 2019.

(2)	Gaylord Rockies operating expenses for 2020 include approximately $3.0 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs, and is net of $1.1 million in payroll tax credits afforded under the CARES Act. Gaylord Rockies operating expenses for 2021 include approximately $0.2 million in credits directly related to the COVID-19 pandemic, which includes $0.3 million in payroll tax credits afforded under the CARES Act.

Entertainment Segment

Due to the COVID-19 pandemic, we temporarily closed our Entertainment segment assets in mid-March 2020 and reopened in stages in the summer and fall of 2020 with limited capacity. The Wildhorse Saloon was again closed subsequent to the December 2020 downtown Nashville bombing and reopened in April 2021. In May 2021, all venues returned to full capacity. Therefore, the Entertainment segment financial results for 2021 and 2020 are not comparable to historical periods. The following presents the financial results of our Entertainment segment for the years ended December 31, 2021, 2020 and 2019 (in thousands, except percentages):

	2021	% Change	2020	% Change	2019
Revenues	$152,790	161.5%	$58,430	(68.1)%	$183,120
Operating expenses	117,753	50.4%	78,301	(38.2)%	126,609
Depreciation and amortization	14,655	2.0%	14,371	28.9%	11,150
Operating income (loss) (1)(2)	$20,382	159.5%	$(34,242)	(175.5)%	$45,361
(1)	Entertainment segment operating income (loss) does not include preopening costs of $1.4 million and $1.9 million in 2020 and 2019, respectively. Entertainment segment operating income (loss) also does not include loss from unconsolidated joint ventures of $9.0 million, $6.5 million and $1.1 million in 2021, 2020 and 2019, respectively, related to Circle.
(2)	Entertainment segment operating loss for 2020 includes approximately $4.6 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other Segment

The following presents the financial results of our Corporate and Other segment for the years ended December 31, 2021, 2020 and 2019 (in thousands, except percentages):

	2021	% Change	2020	% Change	2019
Operating expenses	$38,597	34.0%	$28,795	(20.6)%	$36,282
Depreciation and amortization	2,027	(23.2)%	2,638	61.9%	1,629
Operating loss (1)	$(40,624)	29.2%	$(31,433)	(17.1)%	$(37,911)
(1)	Corporate segment operating loss for 2020 includes approximately $0.6 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in 2021, as compared to 2020, primarily as a result of increased consulting and employment expenses. In addition, 2020 included voluntary temporary compensation decreases for senior management.

Operating Results – Preopening costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for 2021 primarily include costs associated with the Gaylord Palms expansion, which was completed in April 2021. Our preopening costs for 2020 include costs associated with Ole Red Orlando, which opened in June 2020, and the Gaylord Palms expansion.

Operating Results – Gain on Sale of Assets

Gain on sale of assets during 2021 and 2020 primarily represents the sale of certain assets at Gaylord Opryland.

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

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the years ended December 31, 2021, 2020 and 2019 (in thousands, except percentages):

	2021	% Change	2020	% Change	2019
Interest expense	$125,347	8.3%	$115,783	(12.0)%	$131,620
Interest income	5,685	(22.2)%	7,304	(37.9)%	11,769
Loss on extinguishment of debt	(2,949)	(100.0)%	—	100.0%	(494)
Loss from unconsolidated joint ventures	(8,963)	(38.9)%	(6,451)	(481.2)%	(1,110)
Other gains and (losses), net	405	102.7%	(14,976)	(2,261.0)%	693
Provision for income taxes	(4,957)	(81.7)%	(27,084)	46.6%	(18,475)

Interest Expense

Interest expense increased $9.6 million in 2021, as compared to 2020, due primarily to increased principal balances outstanding under our senior notes. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs and capitalized interest, was 4.4% in each of 2021 and 2020. Cash interest expense increased $8.2 million to $119.7 million in 2021, as compared to 2020, and non-cash interest expense, which includes amortization and write-off of deferred financing costs and the effects of interest rate swaps, and is offset by capitalized interest, increased $1.4 million to $5.6 million in 2021, as compared to 2020.

Interest Income

Interest income for 2021 and 2020 primarily includes amounts earned on the bonds that we received in 2008 in connection with the development of Gaylord National, which we hold as notes receivable.

Loss on Extinguishment of Debt

In February 2021, we commenced a cash tender offer for any and all outstanding $400 Million 5% Senior Notes at a redemption price of $1,005.00 per $1,000 principal amount. Pursuant to the tender offer, $161.9 million aggregate principal amount of these notes were validly tendered. As a result of our purchase of these tendered notes, and the subsequent redemption of all untendered $400 Million 5% Senior Notes, we recognized a loss on extinguishment of debt of $2.9 million in 2021.

Loss from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for 2021 and 2020 represents our equity method share of losses associated with Circle.

Other Gains and (Losses), net

Other gains and (losses), net for 2021 includes various miscellaneous items. Other gains and (losses), net for 2020 includes the forfeiture of the $15.0 million deposit associated with the previously terminated Block 21 acquisition. See “Potential Acquisition of Block 21; Termination of Previous Block 21 Acquisition Agreement” above for additional discussion.

Provision for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

During 2021 and 2020, we recorded an income tax provision of $5.0 million and $27.1 million, respectively. The income tax provision for 2020 includes $26.7 million in expense related to the recording of a valuation allowance on the 2020 beginning net deferred tax assets of our TRSs, as discussed in Note 10, “Income Taxes,” to the consolidated financial statements included herein.

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

The following is a reconciliation of our consolidated GAAP net income (loss) to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Net income (loss)	$(194,801)	$(460,821)	$128,294
Interest expense, net	119,662	108,479	119,851
Provision for income taxes	4,957	27,084	18,475
Depreciation and amortization	220,357	215,082	213,847
(Gain) loss on sale of assets	(315)	(1,154)	1
Pro rata EBITDAre from unconsolidated joint ventures	73	48	(11)
EBITDAre	149,933	(111,282)	480,457
Preopening costs	737	1,665	3,122
Non-cash lease expense	4,375	4,474	4,910
Equity-based compensation expense	12,104	8,732	7,833
Pension settlement charge	1,379	1,740	1,904
Credit loss on held-to-maturity securities	—	32,784	—
Interest income on Gaylord National bonds	5,502	6,171	10,272
Loss on extinguishment of debt	2,949	—	494
Transaction costs of acquisitions	360	15,437	417
Pro rata adjusted EBITDAre from unconsolidated joint ventures	—	—	1,121
Adjusted EBITDAre	177,339	(40,279)	510,530
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	1,017	(3,989)	(31,138)
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$178,356	$(44,268)	$479,392

The following is a reconciliation of our consolidated GAAP net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Net income (loss)	$(194,801)	$(460,821)	$128,294
Noncontrolling interest in consolidated joint venture	16,501	42,474	17,500
Net income (loss) available to common shareholders and unit holders	(178,300)	(418,347)	145,794
Depreciation and amortization	220,211	214,933	213,690
Adjustments for noncontrolling interest	(11,069)	(33,213)	(34,538)
Pro rata adjustments from joint ventures	73	50	—
FFO available to common shareholders and unit holders	30,915	(236,577)	324,946
Right-of-use asset amortization	146	149	157
Non-cash lease expense	4,375	4,474	4,910
Pension settlement charge	1,379	1,740	1,904
Credit loss on held-to-maturity securities	—	32,784	—
Gain on other assets	(317)	(1,161)	(4)
Write-off of deferred financing costs	—	281	3,079
Amortization of deferred financing costs	8,790	7,948	7,662
Amortization of debt premiums	(279)	(267)	(66)
Loss on extinguishment of debt	2,949	—	494
Adjustments for noncontrolling interest	(294)	(932)	(1,282)
Transaction costs of acquisitions	360	15,437	417
Deferred tax expense	4,006	26,526	14,414
Adjusted FFO available to common shareholders and unit holders	$52,030	$(149,598)	$356,631

Liquidity and Capital Resources

Cash Flows from Operating Activities. Historically, cash flow from operating activities has been the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During 2021, our net cash flows provided by operating activities were $111.3 million, primarily reflecting our net loss before depreciation expense, amortization expense and other non-cash charges of approximately $59.4 million and favorable changes in working capital of approximately $51.8 million. The favorable changes in working capital primarily resulted from an increase in deferred revenues associated with advanced room deposits at our Gaylord Hotels properties and an increase in accrued employment costs and general accrued liabilities as a result of increased business levels, partially offset by an increase in accounts receivable due to an increase in group business at our Gaylord Hotels properties.

During 2020, with our hotels and other assets operating at limited capacity, our net cash flows used in operating activities were $161.5 million, primarily reflecting cash used in our net loss before depreciation expense, amortization expense and other non-cash charges of approximately $148.0 million and unfavorable changes in working capital of approximately $13.5 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities associated with the payment of incentive compensation and general payables due to property closures or reduced business levels, partially offset by a decrease in accounts receivable due to the collection of previous receivables and the decrease of new receivables due to property closures and a decrease in business for properties that had reopened.

Cash Flows Used in Investing Activities.

During 2021, our primary use of funds for investing activities was the $210.0 million purchase of the remaining 35% interest in the Gaylord Rockies joint venture and adjacent, undeveloped land. In addition, we spent $77.4 million for purchases of property and equipment, which consisted primarily of a rooms renovation at Gaylord National, the expansion of Gaylord Palms, and ongoing maintenance capital expenditures for our existing properties.

During 2020, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $165.5 million, and consisted primarily of the expansion of Gaylord Palms and ongoing maintenance capital expenditures for our existing properties.

Cash Flows from Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of and the repayment of long-term debt and, during 2020, the payment of dividends. During 2021, net cash flows provided by financing activities were $261.7 million, primarily reflecting net senior note borrowing of $200.0 million and net borrowings under our credit facility of $79.0 million, partially offset by the payment of $10.6 million in deferred financing costs.

During 2020, net cash flows used in financing activities were $6.5 million, primarily reflecting the payment of $102.3 million in cash dividends, partially offset by $101.0 million in net borrowings under our credit facility.

Liquidity

At December 31, 2021, we had $140.7 million in unrestricted cash and $509.8 million available for borrowing under our revolving credit facility. During 2021, we net borrowed $84.0 million under our revolving credit facility, tendered for and redeemed $400.0 million in aggregate principal amount of senior notes, issued $600.0 million in aggregate principal amount of new senior notes, purchased the remaining 35% of the Gaylord Rockies joint venture that we did not previously own and undeveloped land adjacent to Gaylord Rockies for $210.0 million, and incurred capital expenditures of $77.4 million. These net outflows, offset by cash flows from operations discussed above, were the primary factors in the increase in our cash balance from 2020 to 2021.

We anticipate investing in our operations during 2022 by spending between approximately $150 million and $180 million in capital expenditures, which primarily includes the construction of Ole Red Las Vegas, a re-concepting of the food and beverage options at Gaylord National, enhancements to the offerings at Block 21, and ongoing maintenance capital of our current facilities. In addition, we plan to spend approximately $125 million, after assumption of existing mortgage debt, to complete the anticipated Block 21 acquisition and intend to contribute up to an additional $12.0 million in capital to the Circle joint venture for working capital needs. We currently have no debt maturities until July 2023. We believe we will be able to refinance our debt agreements prior to their maturities.

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

Our outstanding principal debt agreements are described below. At December 31, 2021, there were no defaults under the covenants related to our outstanding debt based on the amended terms of our credit agreement.

Principal Debt Agreements

Credit Facility. On October 31, 2019, we entered into a Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, which amended and restated the Company’s existing credit facility. As amended, our credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a $300.0 million senior secured term loan A (the “Term Loan A”), and a $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below. The Credit Agreement also includes an accordion feature of $600 million and a $50.0 million letter of credit sublimit. In 2020, we entered into two amendments (the “Amendments”) to the Credit Agreement among the same parties, each as discussed below. Additionally, we further amended the Credit Agreement in October 2021 to permit an acquisition during the Credit Agreement’s restricted period (as defined below) and an assumption of indebtedness, subject to certain conditions.

Each of the Revolver, Term Loan A and Term Loan B is guaranteed by us, each of our subsidiaries that own the Gaylord Hotels properties, other than Gaylord Rockies, and certain of our other subsidiaries. Each is secured by (i) a first mortgage lien on the real property of each of our Gaylord Hotels properties, excluding Gaylord Rockies, (ii) pledges of equity interests in our subsidiaries that own the Gaylord Hotels properties, excluding Gaylord Rockies, (iii) pledges of equity interests in the Operating Partnership, our subsidiaries that guarantee the Credit Agreement, and certain other of our subsidiaries, (iv) our personal property and the personal property of the Operating Partnership and our guarantor subsidiaries and (v) all proceeds and products from our Gaylord Hotels properties, excluding Gaylord Rockies. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event one of the Gaylord Hotel properties is sold), in each case, excluding Gaylord Rockies. Assets of Gaylord Rockies are not subject to the liens of our credit facility.

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

At December 31, 2021, $190.0 million of borrowings were outstanding under the Revolver, and the lending banks had issued $0.2 million of letters of credit under the Credit Agreement, which left $509.8 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $600 Million 4.50% Senior Notes and our $700 Million 4.75% Senior Notes, which we met at December 31, 2021).

Term Loan A Facility. Pursuant to the Credit Agreement, we extended the maturity date of the Term Loan A to March 31, 2025. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.35% to 1.90%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. Pursuant to the Amendments, beginning April 1, 2021 through the end of the Restricted Period, the interest rate on LIBOR-based borrowings under the Term Loan A will be LIBOR plus 2.25%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed.

Term Loan B Facility. The Term Loan B has a maturity date of May 11, 2024. The applicable interest rate margins on borrowings under the Term Loan B are, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set in the Credit Agreement. At December 31, 2021, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. We have designated these interest rate swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At December 31, 2021, $376.3 million in borrowings were outstanding under the Term Loan B.

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

The net proceeds from the issuance of the $600 Million 4.50% Senior Notes totaled approximately $591 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used a significant portion of these proceeds to tender and redeem our previous $400 Million 5% Senior Notes, as discussed below, and to repay all of the amounts then outstanding under the Revolver. We used the remaining net proceeds for general corporate purposes.

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

Tender for and Redemption of $400 Million 5% Senior Notes. In February 2021, we completed a cash tender offer for any and all outstanding $400 Million 5% Senior Notes. Pursuant to the tender offer, $161.9 million aggregate principal amount of the $400 Million 5% Senior Notes were validly tendered. Subsequent to the expiration of the tender offer, in February 2021 we gave irrevocable notice of the redemption of all remaining $400 Million 5% Senior Notes not tendered in the tender offer. We used a portion of the proceeds from the issuance of the $600 Million 4.50% Senior Notes to fund the tender offer and redemption.

$800 Million Term Loan (Gaylord Rockies). On July 2, 2019, Aurora Convention Center Hotel, LLC and Aurora Convention Center Hotel Lessee, LLC, subsidiaries of the entities comprising the previous Gaylord Rockies joint venture, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced Gaylord Rockies’s existing $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility and also includes the option for an additional $80.0 million of borrowing capacity should we pursue a future expansion of Gaylord Rockies, which was announced in February 2020 but has been postponed as a result of the COVID-19 pandemic. The Gaylord Rockies Loan matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bears interest at LIBOR plus 2.50%. Simultaneous with closing, Gaylord Rockies entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. We have designated this interest rate swap as an effective cash flow hedge.

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

On June 30, 2020, the Gaylord Rockies Loan was amended (the “Loan Amendment”) to modify the Gaylord Rockies Loan to (i) provide for the ability to use cash for certain purposes, even during a Cash Sweep Period (as defined in the Loan Agreement), which Gaylord Rockies was in beginning in July 2020, (ii) extend the deadline for construction of an expansion to Gaylord Rockies to commence, and (iii) provide favorable changes to the debt service coverage ratio provisions.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at December 31, 2021 for our variable-rate date after considering interest rate swaps, our estimated interest obligations over the next five years are $401.2 million. These estimated obligations are $114.4 million in 2022, $92.6 million in 2023, $71.8 million in 2024, $62.1 million in 2025, and $60.3 million in 2026. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herein for a discussion of the interest we paid during 2021, 2020 and 2019.

Supplemental Guarantor Financial Information

The Company’s $600 Million 4.50% Senior Notes and $700 Million 4.75% Senior Notes were each issued by the Issuers and are guaranteed on a senior unsecured basis by the Company (as the parent company), each of the Operating Partnership’s subsidiaries that own the Gaylord Hotels properties, excluding Gaylord Rockies, and certain other of the Company’s subsidiaries, each of which also guarantees the Operating Partnership’s Credit Agreement, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The Guarantors are 100% owned by the Operating Partnership or the Company, and the guarantees are full and unconditional and joint and several. The guarantees rank equally in right of payment with each Guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such Guarantor. Not all of the Company’s subsidiaries have guaranteed the Company’s $600 Million 4.50% Senior Notes and $700 Million 4.75% Senior Notes, and the guarantees are structurally subordinated to all indebtedness and other obligations of such subsidiaries that have not guaranteed the Company’s $600 Million 4.50% Senior Notes and $700 Million 4.75% Senior Notes.

The following tables present summarized financial information for the Issuers and the Guarantors on a combined basis and the intercompany balances and transactions between these parties, as well as any investments in or equity in earnings from non-guarantor subsidiaries, have been eliminated (amounts in thousands):

December 31,
2021
Net receivables due from non-guarantor subsidiaries	$552,246
Other assets	1,603,226
Total assets	$2,155,472

Total liabilities	$2,274,640
Total noncontrolling interest	$(159)

Year Ended
December 31, 2021
Revenues from third-parties	$499
Revenues from non-guarantor subsidiaries	175,769
Operating expenses (excluding expenses to non-guarantor subsidiaries)	114,468
Expenses to non-guarantor subsidiaries	10,897
Operating income	50,903
Interest income from non-guarantor subsidiaries	18,805
Net loss	(22,396)
Net loss available to common stockholders	(21,062)

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

This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment regarding accounting policy. We believe that of our significant accounting policies, which are discussed in Note 1 to the consolidated financial statements included herein, the following involve a higher degree of judgment and complexity.

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

Impairment of long-lived and other assets. In accounting for our long-lived and other assets, we assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Factors we consider when assessing whether impairment indicators exist include (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of assets or the strategy for our overall business, or (iii) significant negative industry or economic trends.

Recoverability of property and equipment and definite-lived intangible assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. Estimating the total future undiscounted net cash flows, as well as the fair value of assets or asset groups, if necessary, requires management to make assumptions and projections of future cash flows, long-term growth rates, asset holding periods, and other factors. The assumptions used to assess impairment consider historical trends, macroeconomic conditions, and projections consistent with our operating strategy. Changes in these estimates and assumptions can have a significant impact on the assessment, which could result in material impairment losses.

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

We provide credit loss reserves for the Gaylord National Bonds by comparing the amortized cost basis to their fair value. If the amortized cost basis exceeds the fair value, an expected credit loss exists and the allowance for credit losses is measured as the difference between the bonds’ amortized cost basis and fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections over the contractual life of the bonds, as well as observable market data to the extent available. Our estimate of the fair value of the Gaylord National Bonds is sensitive to the significant assumptions of the discounted cash flow analysis, which include the projections of hotel taxes (which are based on expected hotel rooms revenues) and property taxes, both of which are affected by expectations about future market and economic conditions, particularly those in the Washington D.C. market. Further, such assumptions require significant judgment as the Gaylord National Bonds and related projected cash flows continue for an extended period of time through 2037 and include the uncertainty of the impact of the COVID-19 pandemic.

We provide for credit loss reserves for trade receivables based upon a percentage of accounts receivable that considers historical write-offs, current economic conditions, and management’s expectations about future economic conditions, as well as periodic evaluations of the aging of accounts receivable.

Stock-based compensation. For awards of restricted stock units, we measure compensation expense based on the fair value of the awards on the date of grant. The fair value of time-based awards is determined based on the closing trading price of our common shares on the measurement date, which is generally the date of grant. The fair value of performance-based awards is determined using a Monte Carlo simulation. A Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation of the price of our common shares and the price of the common shares of a peer group, a risk-free rate of return, and an expected term. For each award, compensation expense is recognized on a straight-line basis over the vesting period. For both time-based awards and performance-based awards, once the total amount of compensation expense is determined on the date of the grant, no adjustments are made to the amount recognized each period, unless there is a change to a non-market condition assumption. No compensation expense is recognized for awards for which employees do not render the requisite service.

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

We determine the fair values of our interest rate swap contracts based on a widely accepted valuation methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flow, using interest rates derived from observable market interest rate curves and volatilities, with appropriate adjustments for any significant impact of non-performance risk of the parties to the swap contracts. We believe it is unlikely that materially different estimates for the fair value of financial derivative instruments would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time the estimates were made.

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

In addition, we must evaluate uncertainties in the application of complex tax regulations in the calculation of tax liabilities. We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We make this assessment based on only the technical merits of the tax position. At December 31, 2021 and 2020, we had no accruals for unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2021 and 2020, we have accrued no interest or penalties related to uncertain tax positions.

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

The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate for the pension plan increased from 1.95% at December 31, 2020 to 2.42% at December 31, 2021.

We determine the overall expected long-term return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each allocation of plan assets and advice by our third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption that is determined at the beginning of each year and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty-year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension expense. The expected return on plan assets assumption used for determining net periodic pension expense for 2021 and 2020 was 6.0% and 6.5%, respectively. Actual return on plan assets for 2021 and 2020 was 13.0% and 16.8%, respectively. Our historical actual return averaged 10.6% for the ten-year period ended December 31, 2021. In the future, we may make additional discretionary contributions to the plan or we could be required to make mandatory cash funding payments.

The mortality rate assumption used for determining future benefit obligations as of December 31, 2021 and 2020 was based on the Pri-2012 Total Dataset Mortality Table.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would increase (decrease) 2021 net periodic pension expense by approximately $0.2 million and $0.3 million, respectively. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would (decrease) increase 2021 net periodic pension expense by approximately $0.7 million.

Acquisitions and Purchase Price Allocations. Accounting for the acquisition of an entity as a business combination, or becoming the primary beneficiary of a previously unconsolidated variable interest entity, requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values, which requires us to make significant estimates and assumptions regarding the fair value of the acquired assets and liabilities assumed. We may engage third parties to provide valuation services to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, and intangible assets, that are assumed as part of the transaction, as well as any noncontrolling interests. When making fair value determinations, we consider market data for similar assets, expected cash flows discounted at risk-adjusted rates, and replacement cost for assets, among other information. Management judgment is required when making the significant assumptions used to value long-lived and identifiable intangible assets, which include projected revenue growth, estimated cash flows, discount rates, and other factors.

Legal Contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We record an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated, the determination of which requires significant judgment. We review these accruals each reporting period and make revisions based on changes in facts and circumstances, but resolution of legal matters in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results.

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

Risk Related to Changes in Interest Rates

At December 31, 2021, borrowings outstanding under our Revolver bore interest at an annual rate of LIBOR plus 2.25%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $190.0 million in borrowings outstanding under the Revolver at December 31, 2021 would increase by approximately $1.9 million.

At December 31, 2021, borrowings outstanding under our Term Loan A bore interest at an annual rate of LIBOR plus 2.25%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $300.0 million in borrowings outstanding under the Term Loan A at December 31, 2021 would increase by approximately $3.0 million.

At December 31, 2021, borrowings outstanding under our Term Loan B bore interest at an annual rate of LIBOR plus 2.00%, subject to adjustment as defined in the agreement. We have hedged our interest rate exposure on $350.0 million of borrowings under the Term Loan B with interest rate swaps that fix the LIBOR portion of interest payments through May 2023. If LIBOR were to increase by 100 basis points, our annual interest cost on the $26.3 million in borrowings outstanding under the Term Loan B that are not hedged at December 31, 2021 would increase by approximately $0.3 million.

At December 31, 2021, borrowings outstanding under the Gaylord Rockies Loan bore interest at an annual rate of LIBOR plus 2.50%. We have hedged our interest rate exposure with an interest rate swap that fixes the LIBOR portion of interest payments through August 2022. If we do not enter into an additional interest rate swap, we will be subject to interest rate risk under the Gaylord Rockies Loan from August 2022 through the maturity date of July 2023.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2021. As a result, the interest rate market risk implicit in these investments at December 31, 2021, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At December 31, 2021, the value of the investments in the pension fund was $72.5 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $7.3 million.

Summary

Based upon our overall market risk exposures at December 31, 2021, we believe that the effects of changes in interest rates related to our borrowings and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows.

Item 8.              Financial Statements and Supplementary Data

Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page 77 of this Annual Report on Form 10-K and incorporated by reference herein.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control - Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.            Other Information

None.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Election of the Ten (10) Nominees for Director Identified in this Proxy Statement” in our Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c)(3) of Regulation S-K is incorporated by reference to the discussion under the heading “Submitting Stockholder Proposals and Nominations for 2023 Annual Meeting” in our Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC.

Certain other information concerning executive officers and certain other officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

The Company has a separately designated audit committee of the Board of Directors established in accordance with the Exchange Act. Alvin Bowles, Christian Brickman, Fazal Merchant and Christine Pantoya currently serve as members of the Audit Committee, and Mr. Merchant serves as its chairman. Our Board of Directors has determined that Mr. Brickman and Mr. Merchant are “audit committee financial experts” as defined by the SEC and are independent, as that term is defined in the Exchange Act and the listing standards of the New York Stock Exchange.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of our Board of Directors and our officers, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. In addition, the Board of Directors has adopted Corporate Governance Guidelines and restated charters for our Audit Committee, Human Resources Committee, and Nominating and Corporate Governance Committee. You can access our Code of Business Conduct and Ethics, Corporate Governance Guidelines and current committee charters on our website at www.rymanhp.com or request a copy of any of the foregoing by writing to the following address: Ryman Hospitality Properties, Inc., Attention: Secretary, One Gaylord Drive, Nashville, Tennessee 37214. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Conduct and Ethics, Corporate Governance Guidelines or current committee charters on its website. In accordance with the corporate governance listing standards of the New York Stock Exchange, the Company has designated Mr. Robert S. Prather, Jr. as the lead director at all meetings of non-management directors, which meetings will be held on a regular basis. Stockholders, employees and other interested parties may communicate with Mr. Prather, individual non-management directors, or the non-management directors as a group, by email at boardofdirectors@rymanhp.com.

Item 11.            Executive Compensation

The information required by this Item is incorporated herein by reference to the discussions under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation – 2021 Summary Compensation Table,” “2021 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2021 Fiscal Year End,” “2021 Option Exercises and Stock Vested,” “Other Compensation Information – Pension Benefits,” “Other Compensation Information – Nonqualified Deferred Compensation,” “Other Compensation Information – 2021 Nonqualified Deferred Compensation Table,” “Potential Payments on Termination or Change of Control,” “Committees of the Board – Compensation Committee Interlocks and Insider Participation,” and “Human Resources Committee Report” in our Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Stock Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the discussions under the headings “Company Information – Corporate Governance – Independence of Directors” and “Certain Transactions” in our Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC.

Item 14.             Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC.

PART IV

Item 15.            Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

The accompanying index to financial statements on page 77 of this Annual Report on Form 10-K is provided in response to this Item.

(a)(2)     Financial Statement Schedules

The following financial statement schedules are filed as a part of this report and are included herein beginning on page 117 of this Annual Report on Form 10-K:

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

4.5	Form of 4.750% Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 19, 2019).

4.6

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

4.7

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

4.8	Form of 4.500% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 17, 2021).
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

10.4

Amendment No. 3 to Sixth Amended and Restated Credit Agreement, dated April 30, 2021, among Ryman Hospitality Properties, Inc., as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2021).

10.5

Amendment No. 4 to Sixth Amended and Restated Credit Agreement, dated as of October 26, 2021, among Ryman Hospitality Properties, Inc., as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 27, 2021).

10.6

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

10.8

Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.9

First Amended and Restated Agreement of Limited Partnership of RHP Hotel Properties, LP, dated December 31, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2019.

10.10†

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

10.11

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

10.12

Amendment No. 2 to Second Amended and Restated Loan Agreement and Modification to Guaranty, dated as of May 7, 2021, by and among Aurora Convention Center Hotel, LLC, Aurora Convention Center Hotel Lessee, LLC, Wells Fargo Bank National Association, as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2021).

10.13

ATM Equity Distribution Agreement, dated May 27, 2021, by and among Ryman Hospitality Properties, Inc. and the sales agents named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 27, 2021).

10.14

Purchase Agreement (Joint Venture Interests), dated April 30, 2021, by and among RHPAHO, LLC and RHPAHP, LLC, as purchasers, and Aurora Convention Center Hotel Partners, LLC and RIDA Aurora 2018 Acquisition, LLC, as sellers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2021).

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

10.18#

First Amendment to Executive Employment Agreement of Colin V. Reed, dated December 18, 2008, with Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2008).

10.19#

Second Amendment to Executive Employment Agreement, dated September 3, 2010, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.20#

Third Amendment to Executive Employment Agreement, dated as of November 5, 2012, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.21#

Fourth Amendment to Executive Employment Agreement, dated as of December 31, 2020, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.22#

Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.23#

Form of Employment Agreement of Mark Fioravanti, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008).

10.24#	Form of Amendment No. 1 to Employment Agreement of Mark Fioravanti (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.25#

Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.26#

Third Amendment to Executive Employment Agreement dated as of November 5, 2012, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.27#

Severance Agreement dated as of February 26, 2018 between the Company and Patrick Chaffin (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.28#

Severance Agreement dated as of February 26, 2018 between the Company and Scott Lynn (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.29#

Severance Agreement dated as of February 26, 2018 between the Company and Jennifer Hutcheson (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.30#

Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.31*#	Summary of Director and Executive Officer Compensation.
10.32#	Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2016).
10.33#

Amendment dated February 10, 2017 to Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.34#

Form of Restricted Stock Unit Award Agreement granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.35#

Form of Restricted Stock Unit Award Agreement with respect to time-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.36#

Form of Restricted Stock Unit Award Agreement with respect to performance-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.37#

Form of Long-Term Stockholder Value Creation Restricted Stock Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

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

101*

The following materials from Ryman Hospitality Property, Inc.’s Annual Form on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Noncontrolling Interest for the years ended December 31, 2021, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: February 25, 2022	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed	Chairman of the Board of Directors	February 25, 2022
Colin V. Reed	and Chief Executive Officer

/s/ Rachna Bhasin	Director	February 25, 2022
Rachna Bhasin

/s/ Alvin Bowles, Jr.	Director	February 25, 2022
Alvin Bowles, Jr.

/s/ Christian Brickman	Director	February 25, 2022
Christian Brickman

/s/ Fazal F. Merchant	Director	February 25, 2022
Fazal F. Merchant

/s/ Patrick Q. Moore	Director	February 25, 2022
Patrick Q. Moore

/s/ Christine Pantoya	Director	February 25, 2022
Christine Pantoya

/s/ Robert S. Prather, Jr.	Director	February 25, 2022
Robert S. Prather, Jr.

/s/ Michael I. Roth	Director	February 25, 2022
Michael I. Roth

/s/ Mark Fioravanti	Director, President and Chief Financial Officer	February 25, 2022
Mark Fioravanti

/s/ Jennifer Hutcheson	Executive Vice President, Corporate Controller	February 25, 2022
Jennifer Hutcheson	and Chief Accounting Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Ryman Hospitality Properties, Inc. and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2021 and 2020 and for Each of the Three Years in the Period Ended December 31, 2021
Report of Independent Registered Public Accounting Firm (PCAOB ID: 0042)	78
Report of Independent Registered Public Accounting Firm	80
Consolidated Balance Sheets as of December 31, 2021 and 2020	81
Consolidated Statements of Operations for the Years ended December 31, 2021, 2020, and 2019	82
Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2021, 2020, and 2019	83
Consolidated Statements of Cash Flows for the Years ended December 31, 2021, 2020, and 2019	84
Consolidated Statements of Equity (Deficit) and Noncontrolling Interest for the Years ended December 31, 2021, 2020, and 2019	85
Notes to Consolidated Financial Statements	86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryman Hospitality Properties, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity (deficit) and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022, expressed an unqualified opinion thereon.

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

National bonds credit loss reserves

Description of the Matter

At December 31, 2021, the Company holds within Notes Receivable two issuances of governmental bonds (the Bonds) received in connection with the development of the Gaylord National Resort & Convention Center which are reported at a carrying amount of $71.2 million, net of a credit loss reserve of $38.0 million. At December 31, 2021, the Series B bond is fully reserved. The Series A bond is of higher priority than other tranches which fall between the Company’s two issuances. The Company assesses the Bonds for credit losses, which requires an estimate of projected tax revenues that will service the Bonds over the remaining term. The Bonds and related accounting are more fully described in Notes 1 and 3 to the consolidated financial statements.

Auditing management’s assessment of the valuation of the credit loss reserve for the Bonds was complex and judgmental due to the significant estimation required in projecting tax revenues, specifically property tax increments, hotel taxes and special hotel rental taxes generated by the Gaylord National Resort & Convention Center which provide revenues to fund the Bonds. In particular, the estimate of credit losses is impacted by the projections of hotel taxes (which are based on estimated hotel revenues) and property taxes, both of which are judgmental as the Bonds and related projected cash flows continue for an extended period of time through 2037 and given the uncertainty of the impact of the COVID-19 pandemic.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimation of the credit loss reserve for the Bonds, including controls over management’s review of the projections described above.

To test the Company’s determination of credit loss reserve as of December 31, 2021 and related charges in 2021, we performed audit procedures that included, among others, assessing the methodology utilized by management, testing the projections discussed above and the related underlying data used by the Company in its evaluation, and testing the mathematical accuracy of the calculations. In performing those procedures, we compared hotel revenue projections used by management to current industry forecasts. We also involved valuation specialists to assist in assessing the Company’s hotel revenue projections used in the credit loss analysis and a property tax specialist to assist in assessing the Company’s property tax projections used in the credit loss analysis.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Nashville, Tennessee

February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ryman Hospitality Properties, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company, and our report dated February 25, 2022, expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 25, 2022

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2021	2020
ASSETS:
Property and equipment, net (including $0 and $932,473 from VIEs, respectively)	$3,031,844	$3,117,247
Cash and cash equivalents - unrestricted (including $0 and $14,441 from VIEs, respectively)	140,688	56,697
Cash and cash equivalents - restricted	22,312	23,057
Notes receivable, net	71,228	71,923
Trade receivables, net	74,745	20,106
Prepaid expenses and other assets (including $0 and $32,966 from VIEs, respectively)	112,904	100,494
Intangible assets, net (including $0 and $162,366 from VIEs, respectively)	126,804	166,971
Total assets	$3,580,525	$3,556,495

LIABILITIES AND EQUITY:
Debt and finance lease obligations (including $0 and $794,416 from VIEs, respectively)	$2,936,819	$2,658,008
Accounts payable and accrued liabilities (including $0 and $59,573 from VIEs, respectively)	304,719	203,121
Dividends payable	386	843
Deferred management rights proceeds	170,614	172,724
Operating lease liabilities	113,770	107,569
Deferred income tax liabilities, net	4,671	665
Other liabilities (including $0 and $18,978 from VIEs, respectively)	71,939	92,779
Total liabilities	3,602,918	3,235,709
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	—	100,969
Equity (deficit):
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 55,072 and 54,982 shares issued and outstanding, respectively	551	550
Additional paid-in capital	1,112,867	1,192,261
Treasury stock of 648 and 648 shares, at cost	(18,467)	(18,467)
Distributions in excess of retained earnings	(1,088,105)	(911,092)
Accumulated other comprehensive loss	(29,080)	(57,951)
Total stockholders' equity (deficit)	(22,234)	205,301
Noncontrolling interest in Operating Partnership	(159)	14,516
Total equity (deficit)	(22,393)	219,817
Total liabilities and equity (deficit)	$3,580,525	$3,556,495

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2021, 2020 and 2019
(Amounts in thousands, except per share data)

	2021	2020	2019
Revenues:
Rooms	$328,874	$171,718	$557,562
Food and beverage	279,489	187,538	660,770
Other hotel revenue	178,220	106,789	203,114
Entertainment	152,790	58,430	183,120
Total revenues	939,373	524,475	1,604,566

Operating expenses:
Rooms	88,244	58,943	144,834
Food and beverage	190,855	146,141	362,850
Other hotel expenses	327,791	260,690	409,883
Management fees, net	14,031	7,066	39,608
Total hotel operating expenses	620,921	472,840	957,175
Entertainment	117,753	78,301	126,609
Corporate	38,597	28,795	36,282
Preopening costs	737	1,665	3,122
Gain on sale of assets	(317)	(1,161)	—
Credit loss on held-to-maturity securities	—	32,784	—
Depreciation and amortization	220,357	215,082	213,847
Total operating expenses	998,048	828,306	1,337,035

Operating income (loss)	(58,675)	(303,831)	267,531
Interest expense	(125,347)	(115,783)	(131,620)
Interest income	5,685	7,304	11,769
Loss on extinguishment of debt	(2,949)	—	(494)
Loss from unconsolidated joint ventures	(8,963)	(6,451)	(1,110)
Other gains and (losses), net	405	(14,976)	693
Income (loss) before income taxes	(189,844)	(433,737)	146,769
Provision for income taxes	(4,957)	(27,084)	(18,475)
Net income (loss)	(194,801)	(460,821)	128,294

Net loss attributable to noncontrolling interest in consolidated joint venture	16,501	42,474	17,500
Net loss attributable to noncontrolling interest in Operating Partnership	1,334	956	—
Net income (loss) available to common stockholders	$(176,966)	$(417,391)	$145,794

Basic income (loss) per share available to common stockholders	$(3.21)	$(7.59)	$2.82
Diluted income (loss) per share available to common stockholders	$(3.21)	$(7.59)	$2.81

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2021, 2020 and 2019
(Amounts in thousands)

	2021	2020	2019
Net income (loss)	$(194,801)	$(460,821)	$128,294

Other comprehensive income (loss), before tax:
Gain (loss) on minimum pension liability:
Gains (losses) arising during the period	10,314	(2,901)	693
Amount reclassified from accumulated other comprehensive loss	(110)	194	97
	10,204	(2,707)	790
Interest rate derivatives:
Gains (losses) arising during period	1,955	(39,958)	3,539
Amount reclassified from accumulated other comprehensive loss	16,501	10,505	(1,905)
	18,456	(29,453)	1,634

Other-than-temporary impairment loss on held-to-maturity securities:
Amount reclassified from accumulated other comprehensive loss	211	210	333
	211	210	333

Other comprehensive income (loss), before tax	28,871	(31,950)	2,757
Income tax provision related to items of comprehensive loss	—	—	(185)
Other comprehensive income (loss), net of tax	28,871	(31,950)	2,572

Comprehensive income (loss)	$(165,930)	$(492,771)	$130,866
Comprehensive loss attributable to noncontrolling interest in consolidated joint venture	15,419	48,989	18,328
Comprehensive loss attributable to noncontrolling interest in Operating Partnership	1,128	869	—
Comprehensive income (loss) available to common stockholders	$(149,383)	$(442,913)	$149,194

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019
(Amounts in thousands)

	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(194,801)	$(460,821)	$128,294
Amounts to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Provision for deferred income taxes	4,006	26,526	14,414
Depreciation and amortization	220,357	215,082	213,847
Amortization of deferred financing costs	8,790	7,948	7,662
Credit loss on held-to-maturity securities	—	32,784	—
Forfeiture of Block 21 earnest deposit	—	15,000	—
Write-off of deferred financing costs	—	281	3,079
Loss from unconsolidated joint ventures	8,963	6,451	1,110
Stock-based compensation expense	12,104	8,732	7,833
Changes in:
Trade receivables	(54,639)	50,501	(2,844)
Accounts payable and accrued liabilities	107,012	(59,828)	(13,674)
Other assets and liabilities	(539)	(4,180)	(5,035)
Net cash flows provided by (used in) operating activities	111,253	(161,524)	354,686

Cash Flows from Investing Activities:
Purchases of property and equipment	(77,426)	(165,463)	(152,541)
Purchase of land adjacent to Gaylord Rockies	(22,000)	—	—
Collection of notes receivable	844	2,985	13,211
Purchase of additional interest in Gaylord Rockies joint venture	(188,000)	—	(5,481)
Earnest money deposit for potential Block 21 acquisition	—	—	(15,000)
Investment in other joint ventures	(8,710)	(8,868)	(4,241)
Other investing activities, net	5,554	(1,302)	1,015
Net cash flows used in investing activities	(289,738)	(172,648)	(163,037)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	84,000	106,000	(525,000)
Borrowings under term loan A	—	—	100,000
Repayments under term loan B	(5,000)	(5,000)	(105,000)
Issuance of senior notes	600,000	—	702,500
Redemption of senior notes	(400,000)	—	(350,000)
Borrowing under Gaylord Rockies term loan	—	—	800,000
Repayment of Gaylord Rockies construction and mezzanine loans	—	—	(496,612)
Deferred financing costs paid	(10,628)	(2,214)	(27,666)
Issuance of common stock	—	—	282,908
Redemption of noncontrolling interest in Operating Partnership	(2,438)	—	—
Payment of dividends	(502)	(102,331)	(183,346)
Distributions from consolidated joint venture to noncontrolling interest partners	—	(992)	(113,894)
Payment of tax withholdings for share-based compensation	(3,485)	(1,688)	(3,989)
Other financing activities, net	(216)	(245)	(243)
Net cash flows provided by (used in) financing activities	261,731	(6,470)	79,658

Net change in cash, cash equivalents, and restricted cash	83,246	(340,642)	271,307
Cash, cash equivalents, and restricted cash, beginning of period	79,754	420,396	149,089
Cash, cash equivalents, and restricted cash, end of period	$163,000	$79,754	$420,396

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$140,688	$56,697	$362,430
Cash and cash equivalents - restricted	22,312	23,057	57,966
Cash, cash equivalents, and restricted cash, end of period	$163,000	$79,754	$420,396

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
For the Years Ended December 31, 2021, 2020 and 2019
(Amounts in thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2018	$513	$900,795	$(15,183)	$(388,524)	$(28,024)	$469,577	$—	$469,577	$287,433
Net income	—	—	—	145,794	—	145,794	—	145,794	(17,500)
Adjustment of noncontrolling interest in consolidated joint venture to redemption value	—	—	—	(68,054)	—	(68,054)	—	(68,054)	68,054
Transition adjustment related to adoption of ASU 2018-02	—	—	—	2,707	(2,707)	—	—	—	—
Other comprehensive income, net of income taxes	—	—	—	—	2,572	2,572	—	2,572	—
Purchase of additional ownership interest in consolidated joint venture	—	(2,899)	—	—	—	(2,899)	—	(2,899)	(2,582)
Distributions from consolidated joint venture to noncontrolling interest partners	—	—	—	—	—	—	—	—	(113,894)
Issuance of common stock	35	282,873	—	—	—	282,908	—	282,908	—
Payment of dividends ($3.60 per share)	—	532	(2,132)	(187,437)	—	(189,037)	—	(189,037)	—
Exercise of stock options	—	35	—	—	—	35	—	35	—
Restricted stock units and stock options surrendered	1	(4,001)	—	—	—	(4,000)	—	(4,000)	—
Stock-based compensation expense	—	7,833	—	—	—	7,833	—	7,833	—
BALANCE, December 31, 2019	$549	$1,185,168	$(17,315)	$(495,514)	$(28,159)	$644,729	$—	$644,729	$221,511
Net loss	—	—	—	(417,391)	—	(417,391)	(956)	(418,347)	(42,474)
Adjustment of noncontrolling interest in consolidated joint venture to redemption value	—	—	—	60,106	—	60,106	—	60,106	(60,106)
Transition adjustment related to adoption of ASU 2016-13	—	—	—	(5,343)	2,158	(3,185)	—	(3,185)	—
Other comprehensive loss, net of income taxes	—	—	—	—	(31,950)	(31,950)	—	(31,950)	—
Issuance of partnership units in Operating Partnership	—	—	—	—	—	—	15,472	15,472	—
Distributions from consolidated joint venture to noncontrolling interest partners	—	—	—	—	—	—	—	—	(992)
Payment of dividends ($0.95 per share)	—	135	(1,152)	(51,450)	—	(52,467)	—	(52,467)	—
Redemption of noncontrolling interests in consolidated joint venture	—	—	—	(1,500)	—	(1,500)	—	(1,500)	(16,970)
Restricted stock units and stock options surrendered	1	(1,774)	—	—	—	(1,773)	—	(1,773)	—
Stock-based compensation expense	—	8,732	—	—	—	8,732	—	8,732	—
BALANCE, December 31, 2020	$550	$1,192,261	$(18,467)	$(911,092)	$(57,951)	$205,301	$14,516	$219,817	$100,969
Net loss	—	—	—	(176,966)	—	(176,966)	(1,334)	(178,300)	(16,501)
Other comprehensive income, net of income taxes	—	—	—	—	28,871	28,871	—	28,871	—
Contribution to consolidated joint venture	—	—	—	—	—	—	—	—	4,425
Purchase of remaining interest in consolidated joint venture	—	(99,107)	—	—	—	(99,107)	—	(99,107)	(88,893)
Redemption of noncontrolling interest in Operating Partnership	—	(1,356)	—	—	—	(1,356)	(1,082)	(2,438)	—
Reallocation of noncontrolling interest in Operating Partnership	—	12,259	—	—	—	12,259	(12,259)	—	—
Restricted stock units and stock options surrendered	1	(3,294)	—	(47)	—	(3,340)	—	(3,340)	—
Stock-based compensation expense	—	12,104	—	—	—	12,104	—	12,104	—
BALANCE, December 31, 2021	$551	$1,112,867	$(18,467)	$(1,088,105)	$(29,080)	$(22,234)	$(159)	$(22,393)	$—

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

In April 2021, the Company entered into an agreement with RIDA Development Corporation to acquire the remaining 35% ownership interest in the Gaylord Rockies joint venture not previously owned by the Company for $188.0 million and approximately 130 acres of undeveloped, adjacent land for $22.0 million in cash (the “JV Purchase”). The JV Purchase closed in May 2021 and was funded through cash on hand and borrowings under the Company’s $700 million revolving credit facility. As discussed below, the Company consolidated the Gaylord Rockies joint venture both before and after the purchase in the accompanying consolidated financial statements.

The Company also owns a number of media and entertainment assets, including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; and three Nashville-based assets managed by Marriott – Gaylord Springs Golf Links (“Gaylord Springs”), the Wildhorse Saloon, and the General Jackson Showboat (“General Jackson”). The Company also owns a 50% interest in a joint venture that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”), which launched its broadcast network on January 1, 2020. See Note 11, “Commitments and Contingencies,” for further disclosure.

The Company conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and all of its operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with its REIT conversion. Ryman and the non-controlling operating partnership unit holders discussed in Note 9, “Equity” are the sole limited partners of the Operating Partnership, and Ryman currently owns, either directly or indirectly, 99.3% of the partnership units of the Operating Partnership. RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Annual Report on Form 10-K and Ryman’s other reports, documents or other information filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

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

The terms of the Company’s previous investment in the Gaylord Rockies joint venture and certain related agreements provided that a subsidiary of the Company was the managing member and was responsible for day-to-day management of the joint venture and for future financings meeting certain parameters. Designated decisions, such as refinancings that do not meet established parameters, future expansions of the hotel, transactions with affiliates, selling the hotel, and admitting additional members of the joint venture, were to be approved by a majority vote of a committee consisting of two members designated by the Company and two members designated by the minority partner. Based on management’s analysis of these updated agreements, management concluded the Company’s responsibility for the day-to-day management of the joint venture and for future financings meeting certain parameters resulted in the Company having the power to direct the activities that most significantly impact the economic performance of the joint venture. In addition, the shared decisions represented protective rights of both parties. Thus, the Company became the primary beneficiary of this variable interest entity at December 31, 2018. As such, the Company consolidated the assets and liabilities of the joint venture effective December 31, 2018 and began consolidating the ongoing operations of the joint venture effective January 1, 2019. As Gaylord Rockies is now wholly-owned by the Company, it is no longer considered as a VIE. See “Noncontrolling Interest” below for further discussion.

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

Impact of COVID-19 Pandemic

The COVID-19 pandemic has been and continues to be a complex and evolving situation, causing unprecedented levels of disruption to the Company’s business. Although the Company’s assets are currently open and operating without capacity restrictions, there remains significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on the Company’s future results of operations and financial position.

The Company, in consultation with local governmental authorities, first determined to close its Nashville-based entertainment venues in mid-March 2020. As cancellations at the Gaylord Hotels properties began to increase, the Company and its hotel manager, Marriott, implemented a series of operational changes, culminating with the suspension of operations at the Gaylord Hotels properties in late March 2020. Gaylord Texan reopened June 8, 2020, Gaylord Opryland, Gaylord Palms and Gaylord Rockies reopened June 25, 2020, and Gaylord National reopened July 1, 2021.

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

The Company amended its credit facility on April 23, 2020, and again on December 22, 2020. As described more fully in Note 4, “Debt”, the amendments provide temporary waivers of covenants within the facility, among other temporary changes. The Company continues to pay all required debt service payments on its indebtedness, lease payments, taxes and other payables. In October 2021, the Company further amended its credit facility to allow the Company to complete an acquisition during the credit agreement’s restricted period, as further described in Note 4, “Debt.”

At December 31, 2021, the Company had $509.8 million available for borrowing under its revolving credit facility and $140.7 million in unrestricted cash on hand. The Company’s quarterly dividend is currently suspended. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement. The Company’s credit agreement amendments described in Note 4, “Debt,” permits payment of dividends as necessary to maintain the Company’s REIT status and permits the Company to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to the Company’s board of director’s determinations as to the amount of distributions and timing thereof.

With the exception of the Gaylord Palms expansion project and the renovation of the guest rooms at Gaylord National, the Company deferred most non-essential capital projects, in addition to delaying the Gaylord Rockies expansion project, which was scheduled to begin construction in second quarter 2020. The Gaylord Palms expansion project was completed in April 2021, and the Gaylord National rooms renovation was completed in June 2021.

Potential Block 21 Acquisition; Termination of Previous Block 21 Acquisition Agreement

In October 2021, the Company entered into an agreement to purchase Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas, for $260 million, which includes the assumption of approximately $135 million of existing mortgage debt. In addition, the Company will receive approximately $11 million of existing cash reserves attributable to the assets. Block 21 is the home of the Austin City Limits Live at The Moody Theater (“ACL Live”), a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin Hotel, the 3TEN at ACL Live club and approximately 53,000 square feet of other Class A commercial space. The acquisition is expected to close in first quarter 2022, subject to customary closing conditions including, but not limited to, consent to the Company’s assumption of the existing mortgage loan by the loan servicer and the consent of the hotel property manager, an affiliate of Marriott, to the Company’s assignment and assumption of the existing hotel management agreement. The Company has the capacity to finance the transaction under its revolving credit facility and may use cash on hand, including from any sales of stock under its ATM program, and will make a determination of funding sources prior to closing.

In December 2019, the Company entered into a previous agreement to purchase Block 21. In May 2020, in response to the then-existing capital markets and economic environment caused by the COVID-19 pandemic, the Company determined it was not in the best interest of shareholders to focus resources and capital on the project and terminated the related purchase agreement. The Company forfeited a nonrefundable December 2019 deposit of $15 million and recorded a loss, which is included in other gains and (losses), net in the accompanying consolidated statement of operations for 2020.

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

Cash and Cash Equivalents — Restricted

Restricted cash and cash equivalents primarily represent funds held by our property manager for furniture, fixtures and equipment reserves. In addition, the Company holds certificates of deposit with an original maturity of greater than three months in order to secure its Tennessee workers’ compensation self-insurance obligations. Beginning in July 2020, Gaylord Rockies was in a cash sweep period pursuant to the Gaylord Rockies term loan agreement, and such cash amounts are also included in restricted cash.

Supplemental Cash Flow Information

Cash paid for interest, net of amounts from interest rate swaps, for the years ended December 31 was comprised of (amounts in thousands):

	2021	2020	2019
Debt interest paid	$113,669	$113,743	$121,876
Capitalized interest	(2,922)	(3,753)	(1,618)
Cash paid for interest, net of capitalized interest	$110,747	$109,990	$120,258

Net cash payments of income taxes in 2021, 2020 and 2019 were $0.5 million, $1.7 million and $3.6 million, respectively.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31 consist of (amounts in thousands):

	2021	2020
Prepaid expenses	$24,359	$19,447
Supplemental deferred compensation plan assets	31,183	31,277
Tax rebate receivables	21,456	27,096
Inventories	8,369	7,157
Other	27,537	15,517
Total prepaid expenses and other assets	$112,904	$100,494

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

Gaylord Rockies is party to an incentive agreement with the local government that provides that Gaylord Rockies is entitled to receive monthly rebates of certain city and state taxes, including property, sales and lodging taxes. The term of the rebate agreement varies by type of tax but ranges from 25-33 years from commencement of the construction of Gaylord Rockies. Gaylord Rockies earned $29.1 million, $41.4 million and $34.6 million in rebates in 2021, 2020 and 2019, respectively, which are generally recorded as a reduction in other hotel expenses in the accompanying consolidated statements of operations for 2021, 2020 and 2019.

Intangible Assets

In connection with the Company’s purchase price allocation of the Gaylord Rockies joint venture, the Company acquired certain definite-lived intangibles, which are shown on the accompanying consolidated balance sheets. Included in these intangibles are the original estimated fair value of advanced bookings of $125.5 million and the original estimated fair value related to the Gaylord Hotels trade name, which Marriott owns, of $115.3 million. The advanced bookings asset is being amortized on a straight-line basis over a period of 3.5 years, which corresponds with the period in which the advanced bookings relate, and the value in the trade name is being amortized on a straight-line basis over 30 years, which is the period of the Marriott management agreement.

The gross carrying amount of intangible assets at December 31, 2021 and 2020 was $252.8 million. Accumulated amortization of intangible assets at December 31, 2021 and 2020 was $126.0 million and $85.8 million, respectively.

Amortization expense related to intangible assets during each of 2021, 2020 and 2019 was $40.2 million. The estimated amounts of amortization expense for the next five years are as follows (amounts in thousands):

2022	$22,240
2023	4,282
2024	4,044
2025	4,038
2026	4,038
$38,642

Investments

From time to time, the Company has owned minority interest investments in certain businesses. Investments in entities that the Company does not control but in which it exercises significant influence are accounted for using the equity method of accounting.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consist of (amounts in thousands):

	2021	2020
Trade accounts payable	$31,725	$23,125
Property and other taxes payable	54,991	51,821
Deferred revenues	116,820	70,441
Accrued salaries and benefits	42,472	20,598
Accrued interest payable	20,313	14,263
Other accrued liabilities	38,398	22,873
Total accounts payable and accrued liabilities	$304,719	$203,121

Deferred revenues consist primarily of deposits on advance bookings of hotel rooms and advance ticket sales at the Company’s entertainment properties, as well as uncollected attrition and cancellation fees. Other accrued liabilities include accruals for, among others, purchasing, meeting planner commissions and utilities.

Income Taxes

The Company establishes deferred tax assets and liabilities based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing tax laws and tax rates. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, if any. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 10, “Income Taxes,” for more detail on the Company’s income taxes.

The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered all available positive and negative evidence in assessing the need for a valuation allowance.

Deferred Management Rights Proceeds

The Company has deferred and amortizes the proceeds received from Marriott that were allocated to the sale of the management rights, as discussed further in Note 5, “Deferred Management Rights Proceeds,” on a straight-line basis over the term of the hotel management agreements, including extensions, as a reduction in management fee expense in the accompanying consolidated statements of operations.

Other Liabilities

Other liabilities at December 31 consist of (amounts in thousands):

	2021	2020
Pension and postretirement benefits liability	$20,061	$32,686
Deferred compensation liability	31,183	31,277
Derivative liabilities	9,362	27,819
Other	11,333	997
Total other liabilities	$71,939	$92,779

Deferred Financing Costs

Deferred financing costs (“DFCs”) consist of loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method, and are generally presented as a reduction of the related debt liability. DFCs on the Company’s revolving credit facility are included in prepaid expenses and other assets when the related revolving credit facility has no outstanding balance. During 2021, 2020 and 2019, DFCs of $8.8 million, $7.9 million and $7.7 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations.

Noncontrolling Interest

The noncontrolling interest in consolidated joint venture represents the previous minority partners’ proportionate share of the assets and liabilities of the Gaylord Rockies joint venture. The noncontrolling interest was classified in the mezzanine section of the consolidated balance sheets as the related redemption options did not meet the requirements for permanent equity classification because these redemption options may have been redeemed by the holder as described below.

The initial value of the noncontrolling interest in the Gaylord Rockies joint venture, which included certain put rights, was estimated based on the purchase price allocation performed. In general, the carrying value was based on the greater of the accumulated historical cost or the put right redemption value, and at December 31, 2020, approximated the fair value of the noncontrolling interest. An adjustment was also made for the minority partners’ proportionate share of income or loss in the accompanying consolidated statement of operations.

Pursuant to the amended and restated joint venture agreements, minority partners each had a put right to require the Company to purchase their joint venture interests at a defined appraised value during an annual window period, or under certain other circumstances, in consideration of cash or OP Units of the Operating Partnership. During 2020, put right holders totaling 0.5% ownership in the Gaylord Rockies joint venture exercised their put rights for $2.9 million in cash, and the remaining put right holders, totaling 2.4% ownership in the Gaylord Rockies joint venture, exercised their put rights for approximately $14.0 million in OP Units, which was equivalent to approximately 0.4 million OP Units. Such OP Units have economic terms that are substantially similar to shares of the Company’s common stock and are redeemable at the option of the holders thereof. Redemptions will be paid in cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments in accordance with the Operating Partnership’s limited partnership agreement.

The Company also entered into a tax protection agreement in connection with the December 31, 2018 purchase of additional interests in the Gaylord Rockies joint venture, which will generally require the Company to, among other things, indemnify certain minority partners that were members of the Gaylord Rockies joint venture for 50% of any income taxes incurred by them as a result of a direct or indirect sale or other disposition of the Gaylord Rockies joint venture, within seven years of closing, and for 100% of any income taxes incurred by them as a result of the failure to comply with certain obligations related to nonrecourse liability allocations and debt guarantee opportunities for the purpose of protecting such parties’ tax bases.

The noncontrolling interest in the Operating Partnership represents the limited partners’ proportionate share of the equity of the Operating Partnership. The noncontrolling interest is classified in the equity section of the consolidated balance sheets, separately from stockholders’ equity, as the related redemptions options are redeemable for cash, or if the Company so elects, in unregistered shares of the Company’s common stock, as discussed further in Note 9, “Equity.” An adjustment is made for the limited partners’ proportionate share of income or loss in the accompanying consolidated statement of operations.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	2021	2020	2019
Hotel group rooms	$131,404	$88,606	$387,741
Hotel transient rooms	197,470	83,112	169,821
Hotel food and beverage - banquets	140,186	116,624	453,612
Hotel food and beverage - outlets	139,303	70,914	207,158
Hotel other	178,220	106,789	203,114
Entertainment admissions/ticketing	62,768	16,564	81,434
Entertainment food and beverage	51,515	21,506	63,815
Entertainment produced content	5,919	4,708	3,759
Entertainment retail and other	32,588	15,652	34,112
Total revenues	$939,373	$524,475	$1,604,566

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	2021	2020	2019
Gaylord Opryland	$238,567	$133,333	$385,610
Gaylord Palms	139,130	77,819	208,298
Gaylord Texan	180,031	111,236	292,548
Gaylord National	79,419	52,026	281,367
Gaylord Rockies	135,942	84,715	226,576
AC Hotel	5,838	3,332	11,725
Inn at Opryland	7,656	3,584	15,322
Total Hospitality segment revenues	$786,583	$466,045	$1,421,446

The majority of the Company’s Entertainment segment revenues are concentrated in Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At December 31, 2021 and 2020, the Company had $116.8 million and $70.4 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Of the amount outstanding at December 31, 2020, approximately $17.3 million was recognized in revenues during 2021.

Management Fees

The Company pays Marriott a base management fee of approximately 2% of revenues for the majority of properties that Marriott manages and a base management fee of approximately 3% of revenues for Gaylord Rockies, as well as an incentive fee for each managed property that is based on profitability. The Company incurred $17.6 million, $10.3 million and $31.6 million in base management fees to Marriott during 2021, 2020 and 2019, respectively. The Company incurred $0.3 million, $0 and $12.6 million in incentive fees to Marriott during 2021, 2020 and 2019, respectively. Management fees are presented in the consolidated statements of operations net of the amortization of the deferred management rights proceeds discussed further in Note 5, “Deferred Management Rights Proceeds.”

Advertising Costs

Advertising costs are expensed as incurred and were $36.2 million, $23.0 million, and $53.2 million for 2021, 2020 and 2019, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 7, “Stock Plans.” The Company accounts for its stock-based compensation plan under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”

Preopening Costs

The Company expenses the costs associated with start-up activities and organization costs associated with its development or reopening of hotels and significant attractions as incurred. The Company’s preopening costs during 2021 include costs associated with the Gaylord Palms expansion, which was completed in April 2021. The Company’s preopening costs during 2020 include costs associated with Ole Red Orlando, which opened in June 2020, and the Gaylord Palms expansion. The Company’s preopening costs during 2019 include costs associated with Ole Red Gatlinburg, which opened in March 2019, costs associated with the opening of Gaylord Rockies, which opened on a fully operational basis in the first quarter of 2019, and costs associated with the expansion at Gaylord Palms.

Derivative Financial Instruments

The Company has entered into and may in the future enter into additional interest rate swap agreements to hedge against interest rate fluctuations. The Company does not use derivatives for trading or speculative purposes and currently does not hold any derivatives that are not designated as hedges.

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative resulting from recording each instrument at estimated fair value is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $9.1 million will be reclassified from accumulated other comprehensive loss to interest expense in the next twelve months.

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

The Company recorded no impairment losses during 2021, 2020 or 2019.

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

	2021
	Loss	Shares	Per Share
Net loss available to common stockholders	$(176,966)	55,047	$(3.21)
Effect of dilutive stock-based compensation	—	—	—
Net loss available to common stockholders — assuming dilution	$(176,966)	55,047	$(3.21)

	2020
	Loss	Shares	Per Share
Net loss available to common stockholders	$(417,391)	54,962	$(7.59)
Effect of dilutive stock-based compensation	—	—	—
Net loss available to common stockholders — assuming dilution	$(417,391)	54,962	$(7.59)

	2019
	Income	Shares	Per Share
Net income available to common stockholders	$145,794	51,609	$2.82
Effect of dilutive stock-based compensation	—	169	—
Effect of dilutive put rights	—	197	—
Net income available to common stockholders — assuming dilution	$145,794	51,975	$2.81

For 2021 and 2020, the effect of dilutive stock-based compensation was the equivalent of 0.2 million and 0.1 million shares of common stock outstanding, respectively. Because the Company had a loss available to common stockholders in 2021 and 2020, these incremental shares were excluded from the computation of dilutive earnings per share as the effect of their inclusion would have been anti-dilutive.

As discussed above, certain minority partners in the Gaylord Rockies joint venture each had a put right to require the Company to purchase their joint venture interests in the Gaylord Rockies joint venture in consideration of cash or OP Units of the Operating Partnership. These put rights were exercised in 2020. The OP Units held by the noncontrolling interest holders have been excluded from the denominator of the diluted loss per share calculation for 2021 and 2020 as there would be no effect on the calculation of diluted earnings per share because the loss attributable to the OP Units held by the noncontrolling interest holders would also be subtracted to derive net loss available to common shareholders.

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

Newly Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The Company has applied these amendments with a modified-retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of period of adoption. For debt securities for which an other-than-temporary impairment has been previously recognized, a prospective transition approach for the prior other-than-temporary impairment is required. The Company adopted this ASU in the first quarter of 2020 and recorded an adjustment to beginning retained earnings of $5.3 million and an adjustment to accumulated other comprehensive loss of $2.2 million. See Note 3, “Notes Receivable,” for additional disclosure.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740),” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this ASU in the first quarter of 2021, and this adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

2. Property and Equipment

Property and equipment at December 31 is recorded at cost, with the exception of right-of-use finance leases and assets acquired in an acquisition, and summarized as follows (amounts in thousands):

	2021	2020
Land and land improvements	$378,598	$351,618
Buildings	3,601,974	3,462,218
Furniture, fixtures and equipment	981,589	960,666
Right-of-use finance lease assets	1,613	1,613
Construction-in-progress	14,337	166,084
	4,978,111	4,942,199
Accumulated depreciation and amortization	(1,946,267)	(1,824,952)
Property and equipment, net	$3,031,844	$3,117,247

Depreciation expense, including amortization of assets under finance lease obligations, during 2021, 2020 and 2019 was $178.8 million, $173.3 million, and $172.2 million, respectively.

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

3. Notes Receivable

In connection with the development of Gaylord National, Prince George’s County, Maryland (“the County”) issued a bond with a face value of $95 million (“Series A Bond”) and an additional bond with a face value of $50 million (“Series B Bond”), which were delivered to the Company upon substantial completion and opening of Gaylord National in 2008. The interest rate on the Series A Bond and Series B Bond is 8.0% and 10.0%, respectively. The maturity date of the Series A Bond and the Series B Bond is July 1, 2034 and September 1, 2037, respectively.

Upon receipt in 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on their effective interest rates of 8.04% and 11.42%, respectively, and recorded the notes receivable at their discounted values of $93.8 million and $38.3 million, respectively. The Company records the amortization of discount on these notes receivable as interest income over the terms of the notes. The Company is currently holding the bonds, which have aggregate carrying values and approximate fair values of $71.2 million and $71.9 million at December 31, 2021 and 2020, respectively, net of a credit loss reserve of $38.0 million at each period. The Company is receiving the debt service on the notes receivable, which are payable from tax increments, hotel taxes and special hotel rental taxes generated from the development through the maturity date. The Company’s estimate of credit loss reserves is sensitive to the significant assumptions, which include the projections of hotel taxes (which are based on expected hotel revenues) and property taxes, both of which are affected by expectations about future market and economic conditions, particularly those in the Washington D.C. market. These assumptions are based on Level 3 inputs. Further, such assumptions are judgmental as the bonds and related projected cash flows continue for an extended period of time through 2037 and include uncertainty of the impact of the COVID-19 pandemic.

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

In the first quarter of 2020, in accordance with the adoption of ASU No. 2016-13, as discussed in Note 1, the Company recorded an initial transition adjustment of $5.2 million and has since performed its quarterly assessment of credit losses under the new standard, which considers the estimate of projected tax revenues that will service the bonds over its remaining term. These tax revenue projections were updated each quarter in connection with the Company’s preparation of its quarterly financial statements as a result of the closure of Gaylord National during the COVID-19 pandemic and to reflect updated industry projections as to future anticipated operations of the hotel. As a result of these reduced tax revenue projections over the remaining life of the bonds, the Company increased its credit loss reserve by $38.0 million in 2020, which includes the initial transition adjustment. At December 31, 2021 and 2020, the Series B Bond is fully reserved. The Series A Bond is of higher priority than other tranches which fall between the Company’s two issuances.

During 2021, 2020 and 2019, the Company recorded interest income of $5.5 million, $6.2 million and $10.2 million, respectively, on these bonds. The Company received payments of $6.4 million, $8.8 million and $11.3 million during 2021, 2020 and 2019, respectively, relating to these notes receivable, which includes principal and interest payments. At December 31, 2021 and 2020, before consideration of the credit loss reserve, the Company had accrued interest receivable related to these bonds of $41.0 million and $40.9 million, respectively.

4. Debt

The Company’s debt and finance lease obligations at December 31 consisted of (amounts in thousands):

	2021	2020
$700M Revolving Credit Facility	$190,000	$106,000
$300M Term Loan A	300,000	300,000
$500M Term Loan B	376,250	381,250
$400M Senior Notes	—	400,000
$600M Senior Notes	600,000	—
$700M Senior Notes	700,000	700,000
$800M Gaylord Rockies Term Loan	800,000	800,000
Finance lease obligations	884	1,095
Unamortized deferred financing costs	(32,203)	(32,504)
Unamortized premium	1,888	2,167
Total debt	$2,936,819	$2,658,008

At December 31, 2021, there were no defaults under the covenants related to the Company’s outstanding debt based on the amended terms of the Company’s credit agreement.

Annual maturities of long-term debt, excluding finance lease obligations, are as follows (amounts in thousands):

						Years
	2022	2023	2024	2025	2026	Thereafter	Total
$700M Revolving Credit Facility	$—	$—	$190,000	$—	$—	$—	$190,000
$300M Term Loan A	—	—	—	300,000	—	—	300,000
$500M Term Loan B	5,000	5,000	366,250	—	—	—	376,250
$600M 4.50% Senior Notes	—	—	—	—	—	600,000	600,000
$700M 4.75% Senior Notes	—	—	—	—	—	700,000	700,000
$800M Gaylord Rockies Term Loan	—	800,000	—	—	—	—	800,000
Total	$5,000	$805,000	$556,250	$300,000	$—	$1,300,000	$2,966,250

Credit Facility

In October 2019, the Company entered into a Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, as guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, which amended and restated the Company’s existing credit facility. As amended, the Company’s credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a $300.0 million senior secured term loan A (the “Term Loan A”), and a $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below. The Credit Agreement also includes an accordion feature of $600 million and a $50.0 million letter of credit sublimit. In 2020, the Company entered into two amendments (the “Amendments”) to the Credit Agreement among the same parties, as discussed below. Additionally, the Company further amended the Credit Agreement in October 2021 to permit an acquisition during the Credit Agreement’s restricted period (as defined below) using borrowings under the Revolver, so long as the aggregate amount outstanding under the Revolver is equal to or less than $400.0 million, and an associated assumption of indebtedness, subject to certain conditions.

Each of the Revolver, Term Loan A and Term Loan B is guaranteed by the Company, each of the Company’s subsidiaries that own the Gaylord Hotels properties, other than Gaylord Rockies, and certain other of the Company’s subsidiaries. Each is secured by (i) a first mortgage lien on the real property of each of the Gaylord Hotels properties, excluding Gaylord Rockies, (ii) pledges of equity interests in the Company’s subsidiaries that own the Gaylord Hotels properties, excluding Gaylord Rockies, (iii) pledges of equity interests in the Operating Partnership, the subsidiaries that guarantee the Credit Agreement, and certain other of the Company’s subsidiaries, (iv) the personal property of the Company, the Operating Partnership and the subsidiaries that guarantee the Credit Agreement and (v) all proceeds and products from the Company’s Gaylord Hotels properties, excluding Gaylord Rockies. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event one of the Gaylord Hotels properties is sold), in each case, excluding Gaylord Rockies. Assets of Gaylord Rockies are not subject to the liens of the credit facility.

Each of the Revolver, Term Loan A and Term Loan B contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.

The Amendments provide for a waiver of the Credit Agreement’s financial covenants through March 31, 2022 (the “Temporary Waiver Period”). In addition, the Amendments contain a covenant that the Company must maintain unrestricted liquidity (in the form of unrestricted cash on hand or undrawn availability under the Revolver) of at least $100 million. In the event the Company is unable to comply with the Credit Agreement’s financial covenants following the Temporary Waiver Period, it expects to further amend the Credit Agreement or take other mitigating actions prior to a potential breach.

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

$300 Million Term Loan A

Pursuant to the Credit Agreement, the Company extended the maturity of the Term Loan A to March 31, 2025. Borrowings under the Term Loan A bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus the applicable margin ranging from 1.35% to 1.90%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. Pursuant to the Amendments, beginning April 1, 2021 through the end of the Restricted Period, the interest rate on LIBOR-based borrowings under the Term Loan A will be LIBOR plus 2.25%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed.

$500 Million Term Loan B

The Term Loan B has a maturity of May 11, 2024. The applicable interest rate margins for borrowings under the Term Loan B are, at the Company’s option, either (i) LIBOR plus 2.00% or (ii) a base rate as set in the Credit Agreement. At December 31, 2021, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, the Company entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. The Company has designated these swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year there is Excess Cash Flow (as defined in the Credit Agreement), payment of an additional principal payment is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed.

Tender for and Redemption of $350 Million 5% Senior Notes

In 2013, the Operating Partnership and Finco completed the private placement of $350.0 million in aggregate principal amount of senior notes due 2021 (the “$350 Million 5% Senior Notes”).

In September 2019, the Company tendered and redeemed any and all outstanding $350 Million 5% Senior Notes, using a portion of the proceeds from the issuance of the $700 million 4.75% senior notes discussed below. As a result of the Company’s purchase of tendered $350 Million 5% Senior Notes and the redemption of all untendered $350 Million 5% Senior Notes, the Company recognized a loss on extinguishment of debt of $0.5 million in 2019 and wrote off $1.7 million of unamortized DFCs, which are recorded as interest expense in the accompanying consolidated statement of operations for 2019.

Tender for and Redemption of $400 Million 5% Senior Notes

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

As a result of the Company’s purchase of tendered $400 Million 5% Senior Notes and the redemption of all untendered $400 Million 5% Senior Notes, the Company recognized a loss on extinguishment of debt of $2.9 million in 2021.

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

The net proceeds from the issuance of the $600 Million 4.50% Senior Notes totaled approximately $591 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used a significant portion of these proceeds to tender and redeem the previous $400 Million 5% Senior Notes, as discussed above, and to repay all of the amounts outstanding under the Revolver at that time. The Company used the remaining net proceeds for general corporate purposes.

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

The net proceeds from the issuance of the $500 Million 4.75% Senior Notes totaled approximately $493 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used substantially all of these proceeds to tender and redeem the $350 Million 5% Senior Notes discussed above and to repay a portion of the amounts outstanding under the Revolver.

In October 2019, the Operating Partnership and Finco completed a tack-on private placement of $200.0 million in aggregate principal amount of 4.75% senior notes due 2027 (the “additional 2027 notes”) at an issue price of 101.250% of their aggregate principal amount plus accrued interest from the September 2019 issue date for the $500 Million 4.75% Senior Notes. The additional 2027 notes and the $500 Million 4.75% Senior Notes constitute a single class of securities (collectively, the “$700 Million 4.75% Senior Notes”). All other terms and conditions of the additional 2027 notes are identical to the $500 Million 4.75% Senior Notes.

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

$800 Million Gaylord Rockies Term Loan

In July 2019, Aurora Convention Center Hotel, LLC and Aurora Convention Center Hotel Lessee, LLC, the entities that comprise Gaylord Rockies, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced Gaylord Rockies’ previous $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility and also includes the option for an additional $80.0 million of borrowing capacity should Gaylord Rockies intend to pursue a future expansion of Gaylord Rockies, which was announced in February 2020, but has been postponed as a result of the COVID-19 pandemic. The Gaylord Rockies Loan matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bears interest at LIBOR plus 2.50%. Simultaneous with closing, Gaylord

Rockies entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. The Company has designated this interest rate swap as an effective cash flow hedge.

The proceeds from the Gaylord Rockies Loan were used to repay the previously outstanding $500 million construction loan and $39 million mezzanine loan, and, after payment of expenses, the excess proceeds were distributed to the owners of Gaylord Rockies pro rata in proportion to their interests therein. The noncontrolling interest owners received a distribution of approximately $95 million, and the Company received a distribution of approximately $153 million, which was used to repay a portion of the outstanding indebtedness under the Revolver.

The Gaylord Rockies Loan is secured by a deed of trust lien on the Gaylord Rockies real estate and related assets. The Company has entered into limited repayment and carry guaranties that, in the aggregate, guarantee repayment of 10% of the principal debt, together with interest and operating expenses, which are to be released once Gaylord Rockies achieves a certain debt service coverage threshold as defined in the Gaylord Rockies Loan. Generally, the Gaylord Rockies Loan is non-recourse to the Company, subject to (i) those limited guaranties, (ii) a completion guaranty in the event the expansion is pursued, and (iii) customary non-recourse carve-outs.

In June 2020, the Loan Parties entered into Amendment No. 1 (the “Loan Amendment”) to the Gaylord Rockies Loan, by and among the Loan Parties, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto. The Loan Amendment modified the Gaylord Rockies Loan to (i) provide for the ability to use cash for certain purposes, even during a Cash Sweep Period (as defined in the Loan Agreement), which Gaylord Rockies is in beginning in July 2020, (ii) extend the deadline for the Company to commence construction of an expansion to Gaylord Rockies, and (iii) provide favorable changes to the debt service coverage ratio provisions. The Loan Amendment includes restrictions on distributions to the Company’s subsidiaries that own Gaylord Rockies and requires a certain level of equity financing for a Gaylord Rockies expansion.

Interest Rate Derivatives

The Company has entered into interest rate swaps to manage interest rate risk associated with the Term Loan B and Gaylord Rockies Loan. Each swap has been designated as a cash flow hedge whereby the Company receives variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount.

The estimated fair values of the Company’s derivative financial instruments at December 31 are as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	December 31,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2021	2020
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	$(733)	$(2,206)
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	(733)	(2,206)
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	(733)	(2,206)
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	$ 87,500	(742)	(2,222)
Gaylord Rockies Term Loan	Interest Rate Swap	1.6500%	1-month LIBOR	August 1, 2022	$ 800,000	(6,421)	(18,979)
						$(9,362)	$(27,819)

Derivative financial instruments in an asset position are included in prepaid expenses and other assets and those in a liability position are included in other liabilities in the accompanying consolidated balance sheets.

The effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31 is as follows (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in OCI		Reclassified from	Reclassified from Accumulated
	on Derivative		Accumulated OCI	OCI into Income (Expense)
	2021	2020	into Income (Expense)	2021	2020
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$1,955	$(39,958)	Interest expense	$(16,501)	$(10,505)
Total derivatives	$1,955	$(39,958)		$(16,501)	$(10,505)

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for 2021, 2020 and 2019 was $125.3 million, $115.8 million and $131.6 million, respectively.

At December 31, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $10.5 million. As of December 31, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $10.5 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

5. Deferred Management Rights Proceeds

On October 1, 2012, the Company consummated its agreement to sell the Gaylord Hotels brand and rights to manage the Gaylord Hotels properties (the “Management Rights”) to Marriott for $210.0 million in cash. Effective October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the Gaylord Hotels properties pursuant to a management agreement for each such property. The Company allocated $190.0 million of the purchase price to the Management Rights, based on the Company’s estimates of the fair values for the respective components. For financial reporting purposes, the amount related to the Management Rights was deferred and is amortized on a straight-line basis over the 65-year term of the hotel management agreements, including extensions, as a reduction in management fee expense.

In addition, Gaylord Rockies sold its management rights to Marriott for $4.9 million, which was also deferred and is amortized on a straight-line basis over the 70-year term of the hotel management agreement, including extensions, as a reduction in management fee expense in the accompanying consolidated statements of operations.

6. Leases

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which Gaylord Palms is located, building or land leases for Ole Red Gatlinburg, Ole Red Orlando, Ole Red Tishomingo and Ole Red Nashville International Airport, various warehouse, general office and other equipment leases. The Gaylord Palms land lease has a term through 2074, which may be extended through January 2101, at the Company’s discretion. The leases for Ole Red locations range from five to ten years, with renewal options ranging from five to fifty-five years, at the Company’s discretion. Extension options are not considered reasonably assured and thus are not included in the Company’s calculation of its right-of-use assets and liabilities.

The terms of the Gaylord Palms lease include variable lease payments based upon net revenues at Gaylord Palms and certain other of the Company’s leases include rental payments adjusted periodically for inflation. The Company recorded $1.8 million, $0.7 million and $2.5 million of contingent rental expense related to Gaylord Palms in 2021, 2020 and 2019, respectively. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The Company’s lease cost for the years ended December 31 is as follows (in thousands):

	2021	2020	2019
Operating lease cost	$13,199	$12,016	$13,877
Finance lease cost:
Amortization of right-of-use assets	146	149	157
Interest on lease liabilities	39	48	63
Net lease cost	$13,384	$12,213	$14,097

Future minimum lease payments under non-cancelable leases at December 31, 2021 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$6,575	$234
Year 2	6,775	199
Year 3	6,555	46
Year 4	6,602	46
Year 5	6,792	46
Years thereafter	565,152	520
Total future minimum lease payments	598,451	1,091
Less amount representing interest	(484,681)	(207)
Total present value of minimum payments	$113,770	$884

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	48.1	years
Finance leases	10.6	years
Weighted-average discount rate:
Operating leases	6.8%
Finance leases	4.0%

7. Stock Plans

The Company’s 2016 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to its directors, employees and consultants. At December 31, 2021, approximately 0.8 million shares of common stock remained available for issuance pursuant to future grants of awards under the Plan.

Restricted stock units granted to employees vest one to four years from the date of grant, and restricted stock units granted to non-employee directors vest one year from the date of grant, unless the recipient chooses to defer the vesting for a period of time. Depending on the type of award, the fair value of restricted stock units is determined either based on the market price of the Company’s stock at the date of grant or based on a Monte-Carlo valuation. Forfeitures are estimated based on historical experience. The Company generally records compensation expense equal to the fair value of each restricted stock unit granted over the vesting period. The weighted-average grant-date fair value of restricted stock units granted during 2021, 2020, and 2019 was $73.96, $84.26, and $89.29, respectively.

A summary of the status of the Company’s restricted stock units as of December 31, 2021 and changes during the year ended December 31, 2021, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested shares at January 1, 2021	359,903	$78.41
Granted	336,199	73.96
Vested	(127,419)	68.36
Canceled	(7,467)	80.20
Nonvested shares at December 31, 2021	561,216	78.02

The fair value of all restricted stock units that vested during 2021, 2020 and 2019 was $10.6 million, $4.9 million and $12.7 million, respectively.

At December 31, 2021, there was $26.4 million of total unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $12.1 million, $8.7 million, and $7.8 million for 2021, 2020, and 2019, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $2.9 million, $2.1 million, and $1.8 million for 2021, 2020, and 2019, respectively.

The actual tax benefit (expense) realized from exercise, vesting or cancellation of the stock-based employee compensation arrangements during 2021, 2020, and 2019 totaled $0.4 million, $(0.7) million, and $1.5 million, respectively, and is reflected as an adjustment to deferred tax liabilities in the accompanying consolidated balance sheets.

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

As a result of increased lump-sum distributions from the retirement plan during 2021, 2020 and 2019, net settlement losses of $1.4 million, $1.7 million and $1.9 million were recognized in 2021, 2020 and 2019, respectively. These settlement losses have been classified as other gains and (losses), net in the accompanying consolidated statements of operations.

The following table sets forth the funded status of the retirement plan at December 31 (amounts in thousands):

	2021	2020
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$86,748	$82,518
Interest cost	1,715	1,969
Actuarial (gain) loss	(4,547)	8,568
Benefits paid	(7,236)	(6,307)
Benefit obligation at end of year	76,680	86,748
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	71,221	66,000
Actual return on plan assets	8,202	9,801
Employer contributions	299	1,727
Benefits paid	(7,236)	(6,307)
Fair value of plan assets at end of year	72,486	71,221
Funded status and accrued pension cost	$(4,194)	$(15,527)

Net periodic pension (income) expense reflected in other gains and (losses), net in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2021	2020	2019
Interest cost	$1,715	$1,969	$2,713
Expected return on plan assets	(4,253)	(4,101)	(3,849)
Amortization of net actuarial loss	689	1,004	970
Net settlement loss	1,379	1,740	1,904
Total net periodic pension (income) expense	$(470)	$612	$1,738

Assumptions

The assumptions used to determine the benefit obligation at December 31 are as follows:

	2021	2020	2019
Discount rate	2.42%	1.95%	2.85%
Rate of compensation increase	N/A	N/A	N/A

The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2021	2020	2019
Discount rate	2.13%	2.40%	3.51%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.00%	6.50%	6.50%

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

Plan Assets

The plan’s overall strategy is to achieve a rate of return necessary to fund benefit payments by utilizing a variety of asset types, investment strategies and investment managers. The plan seeks to achieve a long-term rate of return over inflation resulting from income, capital gains, or both, which assists the plan in meeting its long-term objectives.

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

The allocation of the defined benefit pension plan’s assets at December 31 is as follows (amounts in thousands):

Asset Class	2021	2020
Cash	$935	$2,457
Mutual funds	71,551	68,764
Total	$72,486	$71,221

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

Expected Contributions and Benefit Payments

The Company does not expect to be required to contribute to its defined benefit pension plan in 2022. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2022	$7,460
2023	4,771
2024	4,709
2025	6,535
2026	5,452
2027 - 2031	26,985

Other Information

The Company also maintains non-qualified pension plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2021, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $14.2 million.

The Company’s accrued cost related to its qualified and non-qualified pension plans of $18.4 million and $30.8 million at December 31, 2021 and 2020, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The change in the deferred net loss related to the Company’s retirement plans during 2021, 2020 and 2019 resulted in an increase (decrease) in equity of $9.9 million, $(2.3) million and $2.1 million, respectively, net of taxes of $0, $0, and $0.5 million, respectively. Each of these adjustments to equity due to the change in the minimum liability is included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity (deficit) and noncontrolling interest.

The combined net loss, amortization of net loss, and new prior service credit and amortization of prior service credit recognized in other comprehensive loss for the years ended December 31, 2021 and 2020 was $9.9 million and $(2.3) million, respectively. Included in accumulated other comprehensive loss at December 31, 2021 and 2020 are unrecognized actuarial losses of $26.1 million and $37.4 million ($19.3 million and $30.7 million net of tax), respectively, that have not yet been recognized in net periodic pension expense. Net losses are amortized into net periodic pension expense based on the life expectancy of plan participants expected to receive benefits, using a corridor approach based on the greater of projected benefit obligation or fair value of plan assets.

9. Equity

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

Dividends

During 2020, the Company’s board of directors declared a first quarter dividend of $0.95 per share of common stock, or an aggregate of $52.2 million in cash. Following the payment of the first quarter 2020 cash dividend, the Company suspended its regular quarterly dividend payments. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement. The Amendment described in Note 4, “Debt,” permits payment of dividends as necessary to maintain the Company’s REIT status and permits the Company to pay a dividend of $0.01 per share each quarter. Any future dividend is subject to the Company’s board of director’s determination as to the amount of distributions and the timing thereof.

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

Noncontrolling Interest in Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At December 31, 2021, 0.4 million outstanding OP Units, or less than 1% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying consolidated balance sheet. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

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

No shares were issued under the ATM Agreement during 2021.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component consisted of the following (amounts in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2018	$(21,814)	$(6,210)	$—	$(28,024)
Gains arising during period	693	—	3,539	4,232
Amounts reclassified from accumulated other comprehensive loss	97	333	(1,905)	(1,475)
Income tax expense	(185)	—	—	(185)
Net other comprehensive income	605	333	1,634	2,572
Transition adjustment related to adoption of ASU 2018-02	(2,707)	—	—	(2,707)
Balance, December 31, 2019	$(23,916)	$(5,877)	$1,634	$(28,159)
Losses arising during period	(2,901)	—	(39,958)	(42,859)
Amounts reclassified from accumulated other comprehensive loss	194	210	10,505	10,909
Net other comprehensive income (loss)	(2,707)	210	(29,453)	(31,950)
Transition adjustment related to adoption of ASU 2016-13	—	2,158	—	2,158
Balance, December 31, 2020	$(26,623)	$(3,509)	$(27,819)	$(57,951)
Gains arising during period	10,314	—	1,955	12,269
Amounts reclassified from accumulated other comprehensive loss	(110)	211	16,501	16,602
Net other comprehensive income	10,204	211	18,456	28,871
Balance, December 31, 2021	$(16,419)	$(3,298)	$(9,363)	$(29,080)

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

The income tax provision for continuing operations consists of the following (amounts in thousands):

	2021	2020	2019
CURRENT:
Federal	$126	$(101)	$(120)
State	(1,077)	(457)	(3,941)
Total current provision	(951)	(558)	(4,061)
DEFERRED:
Federal	(3,646)	(13,565)	(13,715)
State	(360)	(12,961)	(699)
Total deferred provision	(4,006)	(26,526)	(14,414)
Total provision for income taxes	$(4,957)	$(27,084)	$(18,475)

Due to the financial statement impact of the COVID-19 pandemic, and in connection with the preparation of the consolidated financial statements included herein, the Company reassessed the realizability of net deferred tax assets during 2020. As a result, the Company’s tax provision for 2020 includes $26.7 million in expense related to the recording of a valuation allowance on the 2020 beginning net deferred tax assets of its TRSs.

The Company is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. The taxability of distributions to stockholders is determined by the Company’s earnings and profits, which differs from net income (loss) reported for financial reporting purposes.

The Company made no cash distributions in 2021. The estimated taxability of cash distributions to common shareholders is shown in the table below (per common share) (unaudited).

	2021	2020	2019
Ordinary income	$—	$—	$2.55
Capital gains	—	0.05	0.05
Return of capital	—	1.80	0.88
	$—	$1.85	$3.48

The differences between the income tax provision calculated at the statutory U.S. federal income tax rate of 21% and the actual income tax provision recorded for continuing operations are as follows (amounts in thousands):

	2021	2020	2019
Statutory federal income tax (provision) benefit	$39,868	$91,085	$(30,822)
Adjustment for nontaxable income of the REIT	(16,379)	(33,116)	15,803
Adjustment for noncontrolling interest in consolidated joint venture	(1,834)	(5,010)	(662)
State tax (provision) benefit (net of federal taxes)	8,581	5,876	(4,596)
Permanent share-based compensation adjustment	329	(579)	1,257
Other permanent items	(281)	(200)	(377)
Change in federal valuation allowance	(25,698)	(65,368)	556
Change in state valuation allowance (net of federal taxes)	(9,264)	(19,293)	(44)
Other	(279)	(479)	410
	$(4,957)	$(27,084)	$(18,475)

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2021	2020
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$26,340	$17,545
Defined benefit plan	1,074	3,924
Deferred management rights proceeds	43,009	42,424
Federal and State net operating loss carryforwards	105,484	110,869
Tax credits and other carryforwards	1,484	1,114
Other assets	4,477	5,022
Total deferred tax assets	181,868	180,898
Valuation allowance	(125,387)	(97,700)
Total deferred tax assets, net of valuation allowance	56,481	83,198
DEFERRED TAX LIABILITIES:
Property and equipment, net	57,035	71,940
Investment in joint ventures	101	11,048
Other liabilities	4,016	875
Total deferred tax liabilities	61,152	83,863
Net deferred tax liabilities	$(4,671)	$(665)

Federal net operating loss carryforwards at the TRS at December 31, 2021 totaled $367.2 million, resulting in a deferred tax asset of $77.1 million. Of the total TRS federal net operating loss carryforwards, $40.3 million were created prior to 2018 and can be used to offset 100% of taxable income in the future. These federal net operating loss carryforwards will expire between 2033 and 2037. The remaining $326.9 million of federal net operating loss carryforwards have no expiration date and can be used to offset 80% of taxable income in the future. Federal net operating loss carryforwards at the REIT at December 31, 2021 totaled $88.4 million, resulting in no deferred tax asset. These net operating losses have no expiration date and can be used to offset 80% of REIT taxable income in the future. The use of certain federal net operating losses, credits and other deferred tax assets are limited to the Company’s future taxable earnings. As a result, a valuation allowance has been provided for certain federal deferred tax assets. The valuation allowance related to federal deferred tax assets increased (decreased) $23.0 million, $65.9 million and $(0.5) in 2021, 2020 and 2019, respectively.

State net operating loss carryforwards at December 31, 2021 totaled $597.4 million, resulting in a deferred tax benefit of $28.4 million, which will expire between 2024 and 2037. The use of certain state net operating losses, credits and other state deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The valuation allowance related to state deferred tax assets increased (decreased) $4.7 million, $19.4 million and $(1.3) million in 2021, 2020 and 2019, respectively.

The Company has concluded IRS examinations of the TRS through the 2015 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2017. However, the Company has state net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company is routinely subject to other various jurisdictional income tax audits; however, there were no outstanding state or local audits at December 31, 2021.

At December 31, 2021 and 2020, the Company had no accruals for unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2021 and 2020, the Company has accrued no interest or penalties related to uncertain tax positions.

11. Commitments and Contingencies

In April 2019, the Company acquired a 50% equity interest in Circle and has made capital contributions of $21.0 million through December 31, 2021. In addition, the Company intends to contribute up to an additional $12.0 million through December 31, 2022 for working capital needs.

The Company is self-insured up to a stop loss for certain losses relating to workers’ compensation claims and general liability claims through September 30, 2012, and for certain losses related to employee medical benefits through December 31, 2012. The Company’s insurance program subsequently transitioned to a low or no deductible program. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims relating to workers’ compensation, employee medical benefits and general liability for which it is self-insured. Beginning January 1, 2022, the Company is again self-insured for certain losses related to employee medical benefits.

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

The Company’s assets and liabilities that are required to be measured at fair value on a recurring basis at December 31, were as follows (in thousands):

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$31,183	$31,183	$—	$—
Total assets measured at fair value	$31,183	$31,183	$—	$—

Variable to fixed interest rate swaps	$9,362	$—	$9,362	$—
Total liabilities measured at fair value	$9,362	$—	$9,362	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$31,277	$31,277	$—	$—
Total assets measured at fair value	$31,277	$31,277	$—	$—

Variable to fixed interest rate swaps	$27,819	$—	$27,819	$—
Total liabilities measured at fair value	$27,819	$—	$27,819	$—

The remainder of the assets and liabilities held by the Company at December 31, 2021 are not required to be measured at fair value, and the carrying values of these assets and liabilities approximate fair value, except as described below.

As discussed in Note 4, “Debt,” the Company has outstanding $600.0 million in aggregate principal amount of the $600 Million 4.50% Senior Notes. The carrying value of these notes at December 31, 2021 was $590.6 million, net of unamortized DFCs. The fair value of these notes, based upon quoted market prices (Level 1), was $598.7 million at December 31, 2021.

As discussed in Note 4, “Debt,” the Company has outstanding $700.0 million in aggregate principal amount of the $700 Million 4.75% Senior Notes. The carrying value of these notes at December 31, 2021 was $692.6 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $722.3 million at December 31, 2021.

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

	2021	2020	2019
Revenues:
Hospitality	$786,583	$466,045	$1,421,446
Entertainment	152,790	58,430	183,120
Corporate and Other	—	—	—
Total	$939,373	$524,475	$1,604,566

Depreciation and amortization:
Hospitality	$203,675	$198,073	$201,068
Entertainment	14,655	14,371	11,150
Corporate and Other	2,027	2,638	1,629
Total	$220,357	$215,082	$213,847

Operating income (loss):
Hospitality	$(38,013)	$(204,868)	$263,203
Entertainment	20,382	(34,242)	45,361
Corporate and Other	(40,624)	(31,433)	(37,911)
Preopening costs (1)	(737)	(1,665)	(3,122)
Gain on sale of assets (2)	317	1,161	—
Credit loss on held-to-maturity securities (3)	—	(32,784)	—
Total operating income (loss)	(58,675)	(303,831)	267,531

Interest expense	(125,347)	(115,783)	(131,620)
Interest income	5,685	7,304	11,769
Loss on extinguishment of debt	(2,949)	—	(494)
Loss from unconsolidated joint ventures (4)	(8,963)	(6,451)	(1,110)
Other gains and (losses), net	405	(14,976)	693
Income (loss) before income taxes	$(189,844)	$(433,737)	$146,769
(1)	Preopening costs for 2021 relate to the Hospitality segment. Preopening costs for 2020 include $0.3 million and $1.4 million for the Hospitality and Entertainment segments, respectively. Preopening costs for 2019 include $1.3 million and $1.9 million for the Hospitality and Entertainment segments, respectively.
(2)	Gain on sale of assets for 2021 and 2020 relates to the Hospitality segment.
(3)	Credit loss on held-to-maturity securities for 2020 relates to the Hospitality segment.
(4)	Loss from unconsolidated joint ventures relates to the Entertainment segment.

	December 31,	December 31,
	2021	2020
Identifiable assets:
Hospitality	$3,266,679	$3,279,238
Entertainment	214,270	185,178
Corporate and Other	99,576	92,079
Total identifiable assets	$3,580,525	$3,556,495

The following table represents the capital expenditures by segment for the years ended December 31 (amounts in thousands):

	2021	2020	2019
Hospitality	$73,199	$146,654	$120,899
Entertainment	3,560	13,697	25,000
Corporate and other	667	5,112	6,642
Total capital expenditures	$77,426	$165,463	$152,541

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses/Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Credit loss reserve on notes receivable:
Year ended December 31, 2021	$37,962	$-	$-	$37,962
Year ended December 31, 2020	$-	$37,962	$-	$37,962

Valuation allowance for deferred tax assets:
Year ended December 31, 2021	$97,700	$27,687	$-	$125,387
Year ended December 31, 2020	$12,387	$85,313	$-	$97,700
Year ended December 31, 2019	$14,210	$-	$(1,823)	$12,387

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(Amounts in thousands)

				Costs
		Initial Cost to Company		Capitalized	Gross Amount at End of Year				Date Acq/	Depr Life
	Encmbr	Land	Bldgs & Impr	Subs to Acq	Land	Bldgs & Impr	Total (3)	Acc Depr	Constr	(yrs)
Gaylord Opryland	(1)	$11,482	$77,125	$691,991	$71,200	$709,398	$780,598	$415,006	1983	20-40
Gaylord Palms	(1)	21,564	314,661	197,255	39,190	494,290	533,480	200,561	2002	20-40
Gaylord Texan	(1)	21,235	388,030	185,144	49,003	545,406	594,409	218,248	2004	20-40
Gaylord National	(1)	43,212	840,261	61,095	47,609	896,959	944,568	298,182	2008	20-40
Gaylord Rockies	(2)	53,374	760,898	5,317	55,538	764,051	819,589	69,434	2018	20-40
Inn at Opryland	—	2,675	7,248	19,233	3,049	26,107	29,156	11,763	1998	20-40
AC Hotel	—	9,079	17,340	3,781	9,099	21,101	30,200	3,749	2014	20-40
Miscellaneous	—	43,337	6,717	9,957	54,806	5,205	60,011	12,784	N/A	20-40
	—	$205,958	$2,412,280	$1,173,773	$329,494	$3,462,517	$3,792,011	$1,229,727

	2021	2020	2019
Investment in real estate:
Balance at beginning of year	$3,642,007	$3,615,025	$3,563,304
Other acquisitions	22,227	—	—
Improvements	146,030	27,911	53,373
Disposals	(2,058)	(929)	(1,652)
Other deductions (4)	(16,195)	—	—
Balance at end of year	$3,792,011	$3,642,007	$3,615,025

Accumulated depreciation:
Balance at beginning of year	$1,140,564	$1,044,689	$949,630
Depreciation	99,104	96,263	95,415
Disposals	(1,346)	(388)	(356)
Other deductions (4)	(8,595)	—	—
Balance at end of year	$1,229,727	$1,140,564	$1,044,689
(1)	Pledged as collateral under the Company’s credit facility. At December 31, 2021, $866.5 million in borrowings and letters of credit were outstanding under such facility.
(2)	Pledged as collateral under the Gaylord Rockies term loan. At December 31, 2021, $800.0 million in borrowings were outstanding under such loan.
(3)	The aggregate cost of properties for federal income tax purposes is approximately $3.4 billion at December 31, 2021.
(4)	Other deductions represents assets transferred as part of an internal reorganization.