Form 10-Q
period 2022-03-31
Ryman Hospitality Properties, Inc.
filed 2022-05-03
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2022
Common Stock, par value $.01	55,145,860 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2022

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2022	2021
ASSETS:
Property and equipment, net	$2,994,541	$3,031,844
Cash and cash equivalents - unrestricted	128,436	140,688
Cash and cash equivalents - restricted	16,473	22,312
Notes receivable, net	67,493	71,228
Trade receivables, net	83,234	74,745
Prepaid expenses and other assets	132,879	112,904
Intangible assets, net	116,772	126,804
Total assets	$3,539,828	$3,580,525

LIABILITIES AND EQUITY (DEFICIT):
Debt and finance lease obligations	$2,937,660	$2,936,819
Accounts payable and accrued liabilities	287,286	304,719
Dividends payable	110	386
Deferred management rights proceeds	169,834	170,614
Operating lease liabilities	114,981	113,770
Deferred income tax liabilities, net	4,256	4,671
Other liabilities	62,880	71,939
Total liabilities	3,577,007	3,602,918
Commitments and contingencies
Equity (deficit):
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 55,146 and 55,072 shares issued and outstanding, respectively	551	551
Additional paid-in capital	1,112,892	1,112,867
Treasury stock of 648 and 648 shares, at cost	(18,467)	(18,467)
Distributions in excess of retained earnings	(1,112,726)	(1,088,105)
Accumulated other comprehensive loss	(19,094)	(29,080)
Total stockholders' equity (deficit)	(36,844)	(22,234)
Noncontrolling interest in Operating Partnership	(335)	(159)
Total equity (deficit)	(37,179)	(22,393)
Total liabilities and equity (deficit)	$3,539,828	$3,580,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Rooms	$101,593	$28,228
Food and beverage	112,116	18,175
Other hotel revenue	47,402	23,399
Entertainment	38,024	14,373
Total revenues	299,135	84,175

Operating expenses:
Rooms	30,136	9,477
Food and beverage	71,329	19,329
Other hotel expenses	86,643	54,557
Management fees, net	5,064	753
Total hotel operating expenses	193,172	84,116
Entertainment	31,731	18,691
Corporate	9,557	7,528
Preopening costs	304	399
(Gain) loss on sale of assets	469	(317)
Depreciation and amortization	56,028	53,315
Total operating expenses	291,261	163,732

Operating income (loss)	7,874	(79,557)
Interest expense	(31,937)	(30,796)
Interest income	1,381	1,370
Loss on extinguishment of debt	—	(2,949)
Loss from unconsolidated joint ventures	(2,627)	(1,609)
Other gains and (losses), net	447	374
Loss before income taxes	(24,862)	(113,167)
Benefit (provision) for income taxes	65	(3,954)
Net loss	(24,797)	(117,121)

Net loss attributable to noncontrolling interest in consolidated joint venture	—	11,793
Net loss attributable to noncontrolling interest in Operating Partnership	176	807
Net loss available to common stockholders	$(24,621)	$(104,521)

Basic loss per share available to common stockholders	$(0.45)	$(1.90)
Diluted loss per share available to common stockholders	$(0.45)	$(1.90)

Comprehensive loss, net of taxes	$(14,811)	$(111,021)
Comprehensive loss, net of taxes, attributable to noncontrolling interest in consolidated joint venture	—	10,711
Comprehensive loss, net of taxes, attributable to noncontrolling interest in Operating Partnership	105	763
Comprehensive loss, net of taxes, available to common stockholders	$(14,706)	$(99,547)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(24,797)	$(117,121)
Amounts to reconcile net loss to net cash flows used in operating activities:
Provision (benefit) for deferred income taxes	(415)	3,781
Depreciation and amortization	56,028	53,315
Amortization of deferred financing costs	2,229	2,209
Loss from unconsolidated joint ventures	2,627	1,609
Stock-based compensation expense	3,786	2,522
Changes in:
Trade receivables	(8,488)	1,823
Accounts payable and accrued liabilities	(17,330)	(4,785)
Other assets and liabilities	(17,814)	13,760
Net cash flows used in operating activities	(4,174)	(42,887)

Cash Flows from Investing Activities:
Purchases of property and equipment	(9,716)	(25,831)
Collection of notes receivable	2,381	—
Investment in joint ventures	(2,045)	(4,572)
Other investing activities, net	816	5,462
Net cash flows used in investing activities	(8,564)	(24,941)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	—	(106,000)
Repayments under term loan B	(1,250)	(1,250)
Issuance of senior notes	—	600,000
Redemption of senior notes	—	(400,000)
Deferred financing costs paid	—	(10,540)
Redemption of noncontrolling interest in Operating Partnership	—	(2,438)
Payment of dividends	(276)	(488)
Payment of tax withholdings for share-based compensation	(3,761)	(3,357)
Other financing activities, net	(66)	(58)
Net cash flows provided by (used in) financing activities	(5,353)	75,869

Net change in cash, cash equivalents, and restricted cash	(18,091)	8,041
Cash, cash equivalents, and restricted cash, beginning of period	163,000	79,754
Cash, cash equivalents, and restricted cash, end of period	$144,909	$87,795

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$128,436	$67,138
Cash and cash equivalents - restricted	16,473	20,657
Cash, cash equivalents, and restricted cash, end of period	$144,909	$87,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in	Total	Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Equity	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity (Deficit)	Partnership	(Deficit)	Joint Venture
BALANCE, December 31, 2021	$551	$1,112,867	$(18,467)	$(1,088,105)	$(29,080)	$(22,234)	$(159)	$(22,393)	$—
Net loss	—	—	—	(24,621)	—	(24,621)	(176)	(24,797)	—
Other comprehensive income, net of income taxes	—	—	—	—	9,986	9,986	—	9,986	—
Restricted stock units and stock options surrendered	—	(3,761)	—	—	—	(3,761)	—	(3,761)	—
Equity-based compensation expense	—	3,786	—	—	—	3,786	—	3,786	—
BALANCE, March 31, 2022	$551	$1,112,892	$(18,467)	$(1,112,726)	$(19,094)	$(36,844)	$(335)	$(37,179)	$—

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2020	$550	$1,192,261	$(18,467)	$(911,092)	$(57,951)	$205,301	$14,516	$219,817	$100,969
Net loss	—	—	—	(104,521)	—	(104,521)	(807)	(105,328)	(11,793)
Other comprehensive income, net of income taxes	—	—	—	—	6,100	6,100	—	6,100	—
Redemption of noncontrolling interest in Operating Partnership	—	—	—	(1,352)	—	(1,352)	(1,086)	(2,438)	—
Contribution to consolidated joint venture	—	—	—	—	—	—	—	—	4,425
Restricted stock units and stock options surrendered	—	(3,357)	—	12	—	(3,345)	—	(3,345)	—
Equity-based compensation expense	—	2,522	—	—	—	2,522	—	2,522	—
BALANCE, March 31, 2021	$550	$1,191,426	$(18,467)	$(1,016,953)	$(51,851)	$104,705	$12,623	$117,328	$93,601

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

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, management concluded that the Company was the primary beneficiary of the Gaylord Rockies joint venture, which was a variable interest entity (“VIE”). As such, the Company consolidated the assets, liabilities and results of operations of the Gaylord Rockies joint venture in the accompanying condensed consolidated financial statements. The portion of the Gaylord Rockies joint venture that the Company did not previously own was recorded as noncontrolling interest in consolidated joint venture in the accompanying condensed consolidated balance sheet, and any previous adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statements of equity. As the Gaylord Rockies joint venture is now wholly-owned by the Company, it is no longer considered as a VIE.

The Company also owns a number of media and entertainment assets, including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; and two Nashville-based assets managed by Marriott –the Wildhorse Saloon and the General Jackson Showboat. The Company also owns a 50% interest in a joint venture that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”), which launched its broadcast network on January 1, 2020. See Note 13, “Commitments and Contingencies,” and Note 17, “Subsequent Events,” to the condensed consolidated financial statements included herein for further disclosure.

The condensed consolidated financial statements include the accounts of Ryman and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality, Entertainment, and Corporate and Other.

Impact of COVID-19 Pandemic

The novel coronavirus disease (COVID-19) pandemic has been and continues to be a complex and evolving situation, causing unprecedented levels of disruption to the Company’s business. Although the Company’s assets are currently open and operating without capacity restrictions, there remains significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on the Company’s future results of operations and financial position.

The majority of the Company’s businesses have been open and operating throughout 2021 and 2022. However, Gaylord National remained closed during the first half of 2021 and reopened July 1, 2021. The Grand Ole Opry and Ryman Auditorium reopened for limited-capacity publicly attended performances in September 2020, and reopened for full-capacity publicly attended performances in May 2021. In addition, subsequent to the December 2020 downtown Nashville bombing, the Wildhorse Saloon reopened in April 2021.

The Company amended its credit facility on April 23, 2020, and again on December 22, 2020, as described in Note 4, “Debt,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company continues to pay all required debt service payments on its indebtedness, lease payments, taxes and other payables. Beginning in July 2020, Gaylord Rockies was in a cash sweep position pursuant to and as defined in the Gaylord Rockies $800 million term loan agreement, and such cash amounts are included in cash and cash equivalents – restricted in the accompanying condensed consolidated balance sheets.

At March 31, 2022, the Company had $509.9 million available for borrowing under its revolving credit facility and $128.4 million in unrestricted cash on hand. The Company’s quarterly dividend is currently suspended. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement, and any future dividend is subject to the Company’s board of directors’ determinations as to the amount of distributions and timing thereof.

Block 21 Acquisition

In October 2021, the Company entered into an agreement to purchase Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”), for $260 million, which includes the assumption of approximately $137 million of existing mortgage debt. Block 21 is the home of the Austin City Limits Live at The Moody Theater (“ACL Live”), a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin Hotel, the 3TEN at ACL Live club and approximately 53,000 square feet of other Class A commercial space. The acquisition is expected to close prior to June 1, 2022, subject to customary closing conditions including, but not limited to, consent to the Company’s assumption of the existing mortgage loan by the loan servicer and the consent of the hotel property manager, an affiliate of Marriott, to the Company’s assignment and assumption of the existing hotel management agreement. The Company has the capacity to finance the transaction under its revolving credit facility and may use cash on hand, including from any sales of stock under its ATM program, and will make a determination of funding sources prior to closing. Block 21 assets will be reflected in the Company’s Entertainment segment after the acquisition closes.

Newly Issued Accounting Standards

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Hotel group rooms	$62,478	$4,512
Hotel transient rooms	39,115	23,716
Hotel food and beverage - banquets	72,824	3,969
Hotel food and beverage - outlets	39,292	14,206
Hotel other	47,402	23,399
Entertainment admissions/ticketing	15,549	3,160
Entertainment food and beverage	14,361	4,796
Entertainment produced content	1,468	2,126
Entertainment retail and other	6,646	4,291
Total revenues	$299,135	$84,175

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Gaylord Opryland	$73,519	$21,759
Gaylord Palms	59,848	15,117
Gaylord Texan	56,636	18,358
Gaylord National	32,587	1,257
Gaylord Rockies	34,787	11,970
AC Hotel	1,607	805
Inn at Opryland	2,127	536
Total Hospitality segment revenues	$261,111	$69,802

The majority of the Company’s Entertainment segment revenues are concentrated in Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At March 31, 2022 and December 31, 2021, the Company had $145.3 million and $116.8 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2021, approximately $27.2 million was recognized in revenue during the three months ended March 31, 2022.

3. INCOME (LOSS) PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Weighted average shares outstanding - basic	55,086	54,995
Effect of dilutive stock-based compensation	—	—
Weighted average shares outstanding - diluted	55,086	54,995

For the three months ended March 31, 2022 and 2021, the effect of dilutive stock-based compensation was the equivalent of 0.3 million and 0.2 million shares of common stock outstanding. Because the Company had a loss available to common stockholders in the three months ended March 31, 2022 and 2021, these incremental shares were excluded from the computation of dilutive earnings per share as the effect of their inclusion would have been anti-dilutive.

The operating partnership units (“OP Units”) held by the noncontrolling interest holders have been excluded from the denominator of the diluted loss per share calculation for the three months ended March 31, 2022 and 2021 as there would be no effect on the calculation of diluted loss per share because the loss attributable to the OP Units held by the noncontrolling interest holders would also be subtracted to derive net loss available to common stockholders.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is comprised of amounts related to the Company’s minimum pension liability discussed in Note 11, “Pension Plans,” interest rate derivatives designated as cash flow hedges related to the Company’s outstanding debt as discussed in Note 7, “Debt,” and amounts related to an other-than-temporary impairment of a held-to-maturity investment that existed prior to 2020 with respect to the notes receivable discussed in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein. Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2021	$(16,419)	$(3,298)	$(9,363)	$(29,080)
Gains arising during period	—	—	6,070	6,070
Amounts reclassified from accumulated other comprehensive loss	(86)	53	3,949	3,916
Net other comprehensive income (loss)	(86)	53	10,019	9,986
Balance, March 31, 2022	$(16,505)	$(3,245)	$656	$(19,094)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2020	$(26,623)	$(3,509)	$(27,819)	$(57,951)
Gains arising during period	1,436	—	602	2,038
Amounts reclassified from accumulated other comprehensive loss	8	53	4,001	4,062
Net other comprehensive income	1,444	53	4,603	6,100
Balance, March 31, 2021	$(25,179)	$(3,456)	$(23,216)	$(51,851)

5. PROPERTY AND EQUIPMENT:

Property and equipment, including right-of-use finance lease assets, at March 31, 2022 and December 31, 2021 is recorded at cost (except for right-of-use finance lease assets) and summarized as follows (in thousands):

	2022	2021
Land and land improvements	$377,220	$378,598
Buildings	3,604,950	3,601,974
Furniture, fixtures and equipment	983,947	981,589
Right-of-use finance lease assets	1,613	1,613
Construction-in-progress	17,131	14,337
	4,984,861	4,978,111
Accumulated depreciation and amortization	(1,990,320)	(1,946,267)
Property and equipment, net	$2,994,541	$3,031,844

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $67.5 million and $71.2 million at March 31, 2022 and December 31, 2021, respectively, net of credit loss reserve of $38.0 million at each of March 31, 2022 and December 31, 2021. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

The Company has the intent and ability to hold these bonds to maturity. The Company’s quarterly assessment of credit losses considers the estimate of projected tax revenues that will service the bonds over their remaining terms. These tax revenue projections are updated each quarter to reflect updated industry projections as to future anticipated operations of the hotel. As a result of reduced tax revenue projections over the remaining life of the bonds, the Series B bond is fully reserved. The Series A bond is of higher priority than other tranches which fall between the Company’s two issuances.

During each of the three months ended March 31, 2022 and 2021, the Company recorded interest income of $1.3 million on these bonds. The Company received payments of $5.1 million and $2.8 million during the three months ended March 31, 2022 and 2021, respectively, relating to these bonds. At March 31, 2022 and December 31, 2021, before consideration of the credit loss reserve, the Company had accrued interest receivable related to these bonds of $39.6 million and $41.0 million, respectively.

7. DEBT:

The Company’s debt and finance lease obligations at March 31, 2022 and December 31, 2021 consisted of (in thousands):

	March 31,	December 31,
	2022	2021
$700M Revolving Credit Facility, interest at LIBOR plus 2.25%, maturing March 31, 2024	$190,000	$190,000
$300M Term Loan A, interest at LIBOR plus 2.25%, maturing March 31, 2025	300,000	300,000
$500M Term Loan B, interest at LIBOR plus 2.00%, maturing May 11, 2024	375,000	376,250
$600M Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	600,000
$700M Senior Notes, interest at 4.75%, maturing October 15, 2027	700,000	700,000
$800M Gaylord Rockies Term Loan, interest at LIBOR plus 2.50%, maturing July 2, 2023	800,000	800,000
Finance lease obligations	819	884
Unamortized deferred financing costs	(29,974)	(32,203)
Unamortized premium	1,815	1,888
Total debt	$2,937,660	$2,936,819

Amounts due within one year consist of the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

At March 31, 2022, the Temporary Waiver Period (as defined in the Company’s credit facility) expired, and there were no defaults under the covenants related to the Company’s outstanding debt based on the amended terms of the Company’s credit agreement.

As a result of the Company’s February 2021 purchase and redemption of its previous $400 million 5% senior notes due 2023, the Company recognized a loss on extinguishment of debt of $2.9 million in the three months ended March 31, 2021.

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

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $0.1 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next twelve months.

The estimated fair value of the Company’s derivative financial instruments at March 31, 2022 and December 31, 2021 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	March 31,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2022	2021
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	$655	$(733)
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	655	(733)
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	652	(733)
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	$ 87,500	645	(742)
Gaylord Rockies Term Loan	Interest Rate Swap	1.6500%	1-month LIBOR	August 1, 2022	$ 800,000	(1,951)	(6,421)
						$656	$(9,362)

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

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from Accumulated
	Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	March 31,		Accumulated OCI	March 31,
	2022	2021	into Income (Expense)	2022	2021
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$6,070	$602	Interest expense	$(3,949)	$(4,001)
Total derivatives	$6,070	$602		$(3,949)	$(4,001)

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended March 31, 2022 and 2021 was $31.9 million and $30.8 million, respectively.

At March 31, 2022, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.9 million. As of March 31, 2022, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $2.9 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

9. LEASES:

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which Gaylord Palms is located, building or land leases for Ole Red Gatlinburg, Ole Red Orlando, Ole Red Tishomingo, Ole Red Nashville International Airport, and various warehouse, general office and other equipment leases. The Gaylord Palms land lease has a term through 2074, which may be extended through January 2101, at the Company’s discretion. The leases for Ole Red locations range from five to ten years, with renewal options ranging from five to fifty-five years, at the Company’s discretion. Extension options are not considered reasonably assured and as a result are not included in the Company’s calculation of its right-of-use assets and lease liabilities.

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

The Company’s lease costs for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$3,536	$3,127
Finance lease cost:
Amortization of right-of-use assets	31	37
Interest on lease liabilities	8	11
Net lease cost	$3,575	$3,175

Future minimum lease payments under non-cancelable leases at March 31, 2022 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$6,972	$232
Year 2	6,982	153
Year 3	6,744	46
Year 4	6,745	46
Year 5	6,867	46
Years thereafter	563,451	509
Total future minimum lease payments	597,761	1,032
Less amount representing interest	(482,780)	(213)
Total present value of minimum payments	$114,981	$819

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	47.6	years
Finance leases	10.9	years
Weighted-average discount rate:
Operating leases	6.8%
Finance leases	4.0%

10. STOCK PLANS:

During the three months ended March 31, 2022, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $82.99 per unit. There were 0.6 million restricted stock units outstanding at each of March 31, 2022 and December 31, 2021, respectively.

Compensation expense for the Company’s stock-based compensation plans was $3.8 million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively.

11. PENSION PLANS:

Net periodic pension income reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Interest cost	$526	$472
Expected return on plan assets	(1,031)	(1,019)
Amortization of net actuarial loss	200	289
Total net periodic pension income	$(305)	$(258)

12. INCOME TAXES:

The Company elected to be taxed as a REIT effective January 1, 2013, pursuant to the U.S. Internal Revenue Code of 1986, as amended. As a REIT, generally the Company is not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that it distributes to its stockholders. The Company continues to be required to pay federal and state corporate income taxes on earnings of its taxable REIT subsidiaries (“TRSs”).

For the three months ended March 31, 2022, the Company recorded an income tax benefit of $0.1 million related to its TRSs.

For the three months ended March 31, 2021, the Company recorded an income tax provision of $4.0 million, which includes the recording of a valuation allowance of $3.6 million related to the Company’s reassessment of the realizability of its deferred tax assets due to the impact of the COVID-19 pandemic.

At March 31, 2022 and December 31, 2021, the Company had no unrecognized tax benefits.

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

In April 2019, a subsidiary of the Company entered into a joint venture with Gray Television, Inc. that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle, Circle. The Company acquired a 50% equity interest in this joint venture and has made capital contributions of $23.0 million. In addition, the Company intends to contribute up to an additional $10.0 million through December 31, 2022 for working capital needs. The Company accounts for its investment in this joint venture under the equity method of accounting.

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

14. EQUITY:

Dividends

Due to the COVID-19 pandemic, the Company has suspended its regular quarterly dividend payments. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement, and any future dividend is subject to the Company’s board of directors’ determination as to the amount of distributions and the timing thereof.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At March 31, 2022, 0.4 million outstanding OP Units, or less than 1% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheet. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

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

No shares were issued under the ATM Agreement during the three months ended March 31, 2022.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, were as follows (in thousands):

		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$29,887	$29,887	$—	$—
Variable to fixed interest rate swaps	656	—	656	—
Total assets measured at fair value	$30,543	$29,887	$656	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$31,183	$31,183	$—	$—
Total assets measured at fair value	$31,183	$31,183	$—	$—

Variable to fixed interest rate swaps	$9,362	$—	$9,362	$—
Total liabilities measured at fair value	$9,362	$—	$9,362	$—

The remainder of the assets and liabilities held by the Company at March 31, 2022 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximates fair value, except as described below.

The Company has outstanding $600.0 million in aggregate principal amount of $600 million 4.50% senior notes. The carrying value of these notes at March 31, 2022 was $590.9 million, net of unamortized deferred financing costs (“DFCs”). The fair value of these notes, based upon quoted market prices (Level 1), was $565.7 million at March 31, 2022.

The Company has outstanding $700.0 million in aggregate principal amount of $700 million 4.75% senior notes. The carrying value of these notes at March 31, 2022 was $692.9 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $677.4 million at March 31, 2022.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Hospitality	$261,111	$69,802
Entertainment	38,024	14,373
Corporate and Other	—	—
Total	$299,135	$84,175

Depreciation and amortization:
Hospitality	$52,271	$49,148
Entertainment	3,552	3,601
Corporate and Other	205	566
Total	$56,028	$53,315

Operating income (loss):
Hospitality	$15,668	$(63,462)
Entertainment	2,741	(7,919)
Corporate and Other	(9,762)	(8,094)
Preopening costs	(304)	(399)
Gain (loss) on sale of assets	(469)	317
Total operating income (loss)	7,874	(79,557)

Interest expense	(31,937)	(30,796)
Interest income	1,381	1,370
Loss on extinguishment of debt	—	(2,949)
Loss from unconsolidated joint ventures	(2,627)	(1,609)
Other gains and (losses), net	447	374
Loss before income taxes	$(24,862)	$(113,167)

17. SUBSEQUENT EVENTS:

On April 4, 2022, the Company and certain of its subsidiaries, including OEG Attractions Holdings, LLC (“OEG”), entered into an investment agreement (the “Investment Agreement”) with Atairos Group, Inc. (“Atairos”) and A-OEG Holdings, LLC, an affiliate of Atairos (the “Investor”), pursuant to which OEG will issue and sell to Investor, and Investor will acquire, 30% of the equity interests of OEG for approximately $293.0 million, subject to certain adjustments as set forth in the Investment Agreement (the “OEG Transaction”). The purchase price in connection with the OEG Transaction may be increased by $30.0 million if OEG achieves certain financial objectives in 2023 or 2024.

Upon closing of the OEG Transaction, the Company will retain a controlling 70% equity interest in OEG and will continue to consolidate OEG and the other subsidiaries comprising the Company’s Entertainment segment in the Company’s consolidated financial statements. The transaction is expected to close in the second quarter of 2022, subject to customary closing conditions, including the closing of the OEG Financing (as defined below). After the payment of transaction expenses, the Company anticipates using substantially all of the net proceeds from the OEG Transaction, together with the net proceeds the Company receives from the OEG Financing (as defined below), to repay the outstanding balance of the Company’s existing $300 million term loan A and to pay down substantially all borrowings outstanding under the Company’s revolving credit facility.

In connection with the execution of the Investment Agreement, OEG Borrower, LLC (“OEG Borrower”), an entity that is to be a wholly owned subsidiary of OEG, executed a commitment letter (the “Commitment Letter”) with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc. (collectively, the “Commitment Parties”). Under the terms of the Commitment Letter, the Commitment Parties have agreed to structure and arrange (i) the OEG term loan in an aggregate principal amount of $300.0 million, plus, at OEG Borrower’s election, an additional amount sufficient to fund certain original issue discount or upfront fees and (ii) a senior secured revolving credit facility in an initial committed amount of $50.0 million (or, following a Successful Revolving Syndication (as defined in the Commitment Letter), such greater amount up to $65.0 million as contemplated by the Commitment Letter in connection with the appointment of additional lead arrangers) (collectively, (i) and (ii) being the “OEG Financing”).

On April 4, 2022, the Company entered into Amendment No. 5 (the “Fifth Amendment”) to the Sixth Amended and Restated Credit Agreement dated as of October 31, 2019 (as amended prior to the Fifth Amendment, the “Existing Credit Agreement” and the Existing Credit Agreement, as amended by the Fifth Amendment, the “Credit Agreement”), among the Company, as a guarantor, its subsidiary RHP Hotel Properties, LP, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The Fifth Amendment provides for certain amendments to the Existing Credit Agreement, each of which is to be effective upon the closing of the OEG Transaction. These amendments include, among others, the exclusion of OEG and its subsidiaries from negative covenants and certain restrictions related to certain equity issuances, investments, acquisitions, dispositions and indebtedness; changes to certain financial covenant requirements through December 2022; and a requirement that, following January 1, 2023, the Company satisfy the financial covenants currently provided for in the Credit Agreement.

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

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2021, included in our Annual Report on Form 10-K that was filed with the SEC on February 25, 2022.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the anticipated impact of the novel coronavirus disease (COVID-19) pandemic on future travel, transient and group demand, our results of operations and liquidity, and efforts to rebook customers for future dates; (ii) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) the suspension of our dividend and our dividend policy, including the frequency and amount of any dividend we may pay; (v) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our use of cash during the remainder of 2022; (x) our ability to borrow available funds under our credit facility; (xi) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xii) our pending acquisition of the Block 21 complex in Austin, Texas (“Block 21”); (xiii) the pending OEG Transaction, which is expected to close in the second quarter of 2022; (xiv) the effects of inflation and increased costs on our business; and (xv) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, risks and uncertainties associated with the COVID-19 pandemic, including the effects of the COVID-19 pandemic on us and the hospitality and entertainment industries generally, the effects of the COVID-19 pandemic on the demand for travel, transient and group business (including government-imposed restrictions or guidelines), levels of consumer confidence in the safety of travel and group gatherings as a result of COVID-19, the length and severity of the COVID-19 pandemic in the United States and the pace of recovery following the COVID-19 pandemic, the duration and severity of the COVID-19 pandemic in the markets where our assets are located, the economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, the effects of inflation on our business, including the effects on costs of labor and supplies, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness and/or to successfully amend the agreements governing our indebtedness in the future, changes in interest rates, including future changes from the London Inter-Bank Offered Rate (“LIBOR”) to a different base rate, and those factors described elsewhere in this Quarterly Report on Form 10-Q, including in Item 1A, “Risk Factors,” and our Annual Report on Form 10-K for the year ended December 31, 2021 or described from time to time in our other reports filed with the SEC.

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

We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 96 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; and two Nashville-based assets managed by Marriott – the Wildhorse Saloon and the General Jackson Showboat. We also own a 50% interest in a joint venture that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”).

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

See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and Item 1A, “Risk Factors,” in Part II of this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has been and continues to be a complex and evolving situation, causing unprecedented levels of disruption of our business. Although our assets are currently open and operating without capacity restrictions, there remains significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on our future results of operations and financial position.

The majority of our businesses have been open and operating throughout 2021 and 2022. However, Gaylord National remained closed during the first half of 2021 and reopened July 1, 2021. The Grand Ole Opry and Ryman Auditorium reopened for limited-capacity publicly attended performances in May 2021. In addition, subsequent to the December 2020 downtown Nashville bombing, the Wildhorse saloon reopened in April 2021.

Cancelled room nights in the three months ended March 31, 2022 decreased 44.5% from the three months ended March 31, 2021. Group attrition as a percentage of contracted block decreased 10.0 percentage points as compared to the same period in 2021. Occupancy and average daily rate (“ADR”) increased 30.9 points of occupancy and 21.0%, respectively, in the three months ended March 31, 2022 as compared to the same period in 2021. Outside-the-room spend increased 283.7% compared to the same period in 2021.

Group business remains lower than in pre-pandemic periods. However, group stays have steadily increased in 2021 and 2022 and group nights on the books at March 31, 2022 for the next five years is approximately ninety-three percent of total group room nights that were on the books at December 31, 2019 for the corresponding following five years. In addition, the ADR of group room nights on the books at March 31, 2022 is over five percent higher than the ADR of the corresponding group room nights at December 31, 2019.

Throughout the COVID-19 pandemic, we have continued to pay all required debt service payments on our indebtedness, lease payments, taxes and other payables. At March 31, 2022, we had $509.9 million available for borrowing under our revolving credit facility and $128.4 million in unrestricted cash on hand. Our regular quarterly dividend is currently suspended. Our board of directors will consider a future dividend as permitted by our credit agreement and subject to our board of directors’ determinations as to the amount of distributions and the timing thereof.

For additional discussion of the impact of the COVID-19 pandemic on our business, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Block 21 Acquisition

In October 2021, we entered into an agreement to purchase Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas, for $260 million, which includes the assumption of approximately $137 million of existing mortgage debt. Block 21 is the home of the Austin City Limits Live at The Moody Theater (“ACL Live”), a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin Hotel, the 3TEN at ACL Live club and approximately 53,000 square feet of other Class A commercial space. The acquisition is expected to close prior to June 1, 2022, subject to customary closing conditions including, but not limited to, consent to our assumption of the existing mortgage loan by the loan servicer and the consent of the hotel property manager, an affiliate of Marriott, to our assignment and assumption of the existing hotel management agreement. We have the capacity to finance the transaction under our revolving credit facility and may use cash on hand, including from any sales of stock under our ATM program, and will make a determination of funding sources prior to closing. Block 21 assets will be reflected in our Entertainment segment after the transaction closes.

OEG Transaction

On April 4, 2022, we and certain of our subsidiaries, including OEG Attractions Holdings, LLC (“OEG”), entered into an investment agreement (the “Investment Agreement”) with Atairos Group, Inc. (“Atairos”) and A-OEG Holdings, LLC, an affiliate of Atairos (the “Investor”) and pursuant to which OEG will issue and sell to Investor, and Investor will acquire, 30% of the equity interests of OEG for approximately $293.0 million, subject to certain adjustments as set forth in the Investment Agreement (the “OEG Transaction”). The purchase price in connection with the OEG Transaction may be increased by $30.0 million if OEG achieves certain financial objectives in 2023 or 2024.

Upon closing of the OEG Transaction, we will retain a controlling 70% equity interest in OEG and will continue to consolidate OEG and the other subsidiaries comprising our Entertainment segment in our consolidated financial statements. The transaction is expected to close in the second quarter of 2022, subject to customary closing conditions, including the closing of the OEG Financing (as defined below). After the payment of transaction expenses, we anticipate using substantially all of the net proceeds from the OEG Transaction, together with the net proceeds we will receive from the OEG Financing (as defined below), to repay the outstanding balance of our existing $300 million term loan A and to pay down substantially all borrowings outstanding under our revolving credit facility.

In connection with the execution of the Investment Agreement, OEG Borrower, LLC (“OEG Borrower”), an entity that is to be a wholly owned subsidiary of OEG, executed a commitment letter (the “Commitment Letter”) with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc. (collectively, the “Commitment Parties”). Under the terms of the Commitment Letter, the Commitment Parties have agreed to structure and arrange (i) the OEG term loan in an aggregate principal amount of $300.0 million, plus, at OEG Borrower’s election, an additional amount sufficient to fund certain original issue discount or upfront fees and (ii) a senior secured revolving credit facility in an initial committed amount of $50.0 million (or, following a Successful Revolving Syndication (as defined in the Commitment Letter), such greater amount up to $65.0 million as contemplated by the Commitment Letter in connection with the appointment of additional lead arrangers) (collectively, (i) and (ii) being the “OEG Financing”).

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

Circle

In 2019, we acquired a 50% equity interest in Circle, and we have made $23.0 million in capital contributions through March 31, 2022. In addition, we intend to contribute up to an additional $10.0 million in the remainder of 2022 for working capital needs. Circle launched its broadcast network on January 1, 2020, with sixteen original shows and two major distribution partnerships. As of April 2022, Circle is available to more than 70% of U.S. television households via over-the-air and cable television and is available through multiple online streaming services covering over 193 million monthly average users.

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

Continued Investment in Our Existing Properties. We continuously evaluate and invest in our current portfolio, and consider enhancements or expansions as part of our long-term strategic plan. In 2021, we completed our $158 million expansion of Gaylord Palms and we also completed our renovation of all of the guestrooms at Gaylord National. In 2022, we began a re-concepting of the food and beverage options at Gaylord National and have begun enhancements at Gaylord Rockies to better position the property for our group customers.

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in six Ole Red locations, as well as Circle.

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

Our Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, our equity investment in Circle, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three months ended March 31, 2022 and 2021, our total revenues were divided among these business segments as follows:

	Three Months Ended
	March 31,
Segment	2022	2021
Hospitality	87%	83%
Entertainment	13%	17%
Corporate and Other	0%	0%

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

For the three months ended March 31, 2022 and 2021, the method of calculation of these indicators has not been changed as a result of the COVID-19 pandemic and the Gaylord National closure and is consistent with historical periods. As such, performance metrics include closed hotel room nights available.

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

The closure and pandemic-constrained business levels of our Gaylord Hotels properties have resulted in the significant decrease in performance reflected in these key performance indicators and non-GAAP financial measures for the three months ended March 31, 2021, as compared to the current period and historical periods prior to 2020.

The results of operations of our Hospitality segment are affected by the number and type of group meetings and conventions scheduled to attend our hotels in a given period. A variety of factors can affect the results of any interim period, including the nature and quality of the group meetings and conventions attending our hotels during such period, which meetings and conventions (and applicable room rates) have often been contracted for several years in advance, the level of attrition our hotels experience, and the level of transient business at our hotels during such period. Increases in costs, including labor costs, costs of food and other supplies, and energy costs can negatively affect our results, particularly during an inflationary economic environment. We rely on Marriott, as the manager of our hotels, to manage these factors and to offset any identified shortfalls in occupancy.

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months ended March 31, 2022 and 2021. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited
	Three Months Ended March 31,
	2022	%	2021	%
REVENUES:
Rooms	$101,593	34.0%	$28,228	33.5%
Food and beverage	112,116	37.5%	18,175	21.6%
Other hotel revenue	47,402	15.8%	23,399	27.8%
Entertainment	38,024	12.7%	14,373	17.1%
Total revenues	299,135	100.0%	84,175	100.0%
OPERATING EXPENSES:
Rooms	30,136	10.1%	9,477	11.3%
Food and beverage	71,329	23.8%	19,329	23.0%
Other hotel expenses	86,643	29.0%	54,557	64.8%
Hotel management fees, net	5,064	1.7%	753	0.9%
Entertainment	31,731	10.6%	18,691	22.2%
Corporate	9,557	3.2%	7,528	8.9%
Preopening costs	304	0.1%	399	0.5%
Gain (loss) on sale of assets	469	0.2%	(317)	(0.4)%
Depreciation and amortization:
Hospitality	52,271	17.5%	49,148	58.4%
Entertainment	3,552	1.2%	3,601	4.3%
Corporate and Other	205	0.1%	566	0.7%
Total depreciation and amortization	56,028	18.7%	53,315	63.3%
Total operating expenses	291,261	97.4%	163,732	194.5%
OPERATING INCOME (LOSS):
Hospitality	15,668	6.0%	(63,462)	(90.9)%
Entertainment	2,741	7.2%	(7,919)	(55.1)%
Corporate and Other	(9,762)	(A)	(8,094)	(A)
Preopening costs	(304)	(0.1)%	(399)	(0.5)%
Gain (loss) on sale of assets	(469)	(0.2)%	317	0.4%
Total operating income (loss)	7,874	2.6%	(79,557)	(94.5)%
Interest expense	(31,937)	(A)	(30,796)	(A)
Interest income	1,381	(A)	1,370	(A)
Loss on extinguishment of debt	—	(A)	(2,949)	(A)
Loss from unconsolidated joint ventures	(2,627)	(A)	(1,609)	(A)
Other gains and (losses), net	447	(A)	374	(A)
Benefit (provision) for income taxes	65	(A)	(3,954)	(A)
Net loss	(24,797)	(A)	(117,121)	(A)
Net loss attributable to noncontrolling interest in consolidated joint venture	—	(A)	11,793	(A)
Net loss attributable to noncontrolling interest in the Operating Partnership	176	(A)	807	(A)
Net loss available to common stockholders	$(24,621)	(A)	$(104,521)	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months ended March 31, 2022 and 2021 (in thousands, except percentages and per share data):

	Three Months Ended
	March 31,
			%
	2022	2021	Change
Total revenues	$299,135	$84,175	255.4%
Total operating expenses	291,261	163,732	77.9%
Operating income (loss)	7,874	(79,557)	109.9%
Net loss	(24,797)	(117,121)	78.8%
Net loss available to common stockholders	(24,621)	(104,521)	76.4%
Net loss available to common stockholders per share - diluted	(0.45)	(1.90)	76.3%

Total Revenues

The increase in our total revenues for the three months ended March 31, 2022, as compared to the same period in 2021, is attributable to increases in our Hospitality segment and Entertainment segment of $191.3 million and $23.7 million, respectively.

Total Operating Expenses

The increase in our total operating expenses for the three months ended March 31, 2022, as compared to the same period in 2021, is primarily the result of increases in our Hospitality segment and Entertainment segment of $109.1 million and $13.0 million, respectively.

Net Loss

Our net loss of $24.8 million for the three months ended March 31, 2022, as compared to a net loss of $117.1 million for the same period in 2021, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $4.0 million decrease in provision for income taxes in the 2022 period.
●	A $2.9 million loss on extinguishment of debt in the 2021 period that did not occur in the 2022 period.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2022 and 2021 (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2022	2021	Change
Revenues:
Rooms	$101,593	$28,228	259.9%
Food and beverage	112,116	18,175	516.9%
Other hotel revenue	47,402	23,399	102.6%
Total hospitality revenue	261,111	69,802	274.1%
Hospitality operating expenses:
Rooms	30,136	9,477	218.0%
Food and beverage	71,329	19,329	269.0%
Other hotel expenses	86,643	54,557	58.8%
Management fees, net	5,064	753	572.5%
Depreciation and amortization	52,271	49,148	6.4%
Total Hospitality operating expenses	245,443	133,264	84.2%
Hospitality operating income (loss) (1)	$15,668	$(63,462)	124.7%
Hospitality performance metrics (2):
Occupancy	47.3%	16.4%	30.9	pts
ADR	$229.17	$189.42	21.0%
RevPAR (3)	$108.41	$31.02	249.5%
Total RevPAR (4)	$278.64	$76.71	263.2%
Net Definite Group Room Nights Booked (5)	165,668	(33,709)	591.5%
(1)	Hospitality segment operating loss does not include preopening costs of $0.4 million in the three months ended March 31, 2021. Hospitality segment operating loss also does not include gain on sale of assets of $0.3 million in the three months ended March 31, 2021. See discussion of these items below.
(2)	Hospitality segment metrics for 2022 include the addition of 302 additional guest rooms at Gaylord Palms beginning in June 2021.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Net definite group room nights booked includes approximately 178,000 and 321,000 group room cancellations in the three months ended March 31, 2022 and 2021, respectively.

Total Hospitality segment revenues in the three months ended March 31, 2022 include $19.6 million in attrition and cancellation fee revenue, an increase of $9.4 million from the 2021 period. Since the beginning of 2020, we have recorded $100.9 million in attrition and cancellation fee revenue.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended
	March 31,
	2022	2021
Group	66%	18%
Transient	34%	82%

Other hotel expenses for the three months ended March 31, 2022 and 2021 consist of the following (in thousands):

	Three Months Ended
	March 31,
			%
	2022	2021	Change
Administrative employment costs	$33,212	$17,622	88.5%
Utilities	7,547	5,609	34.6%
Property taxes	9,471	9,399	0.8%
Other	36,413	21,927	66.1%
Total other hotel expenses	$86,643	$54,557	58.8%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to an increase at Gaylord National, which reopened on July 1, 2021, as well as increases at each of our other Gaylord Hotels properties associated with increased business levels. Utility costs increased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to an increase at Gaylord National, which reopened on July 1, 2021, as well as slight increases at our other Gaylord Hotels properties associated with increased usage. Property taxes increased slightly during the three months ended March 31, 2022, as compared to the 2021 period. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily as a result of various increases at each of our Gaylord Hotels properties.

Each of our management agreements with Marriott for our Gaylord Hotels properties, excluding Gaylord Rockies, requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties, excluding Gaylord Rockies, calculated on a pooled basis. The Gaylord Rockies’s management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. In the three months ended March 31, 2022 and 2021, we incurred $5.6 million and $1.5 million, respectively, related to base management fees for our Hospitality segment and $0.2 million and $0 related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 8, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three months ended March 31, 2022, as compared to the same period in 2021, primarily as a result of the expansion of Gaylord Palms and the rooms renovation at Gaylord National and the associated increase in depreciable asset levels.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2022 and 2021. The Gaylord Hotels properties experienced higher levels of attrition and cancellations and lower occupancy levels, which are directly related to the COVID-19 pandemic, in the three months ended March 31, 2022 and 2021. Therefore, the property-level financial results for the three months ended March 31, 2022 and 2021 are not comparable to historical periods. Total revenue at each of our Gaylord Hotels properties was lower than that of historical periods for the three months ended March 31, 2022 and 2021 due to the COVID-19 pandemic. Operating costs at each of our Gaylord Hotels properties were lower for the three months ended March 31,

2022 and 2021 as a result of cost containment initiatives and lower variable costs due to lower occupancies due to the COVID-19 pandemic.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2022	2021	Change
Revenues:
Rooms	$30,406	$9,974	204.9%
Food and beverage	27,039	5,387	401.9%
Other hotel revenue	16,074	6,398	151.2%
Total revenue	73,519	21,759	237.9%
Operating expenses:
Rooms	8,242	3,206	157.1%
Food and beverage	16,913	5,819	190.7%
Other hotel expenses	22,850	16,026	42.6%
Management fees, net	1,370	192	613.5%
Depreciation and amortization	8,589	8,583	0.1%
Total operating expenses (1)	57,964	33,826	71.4%
Performance metrics:
Occupancy	48.8%	18.3%	30.5	pts
ADR	$239.77	$210.04	14.2%
RevPAR	$116.98	$38.37	204.9%
Total RevPAR	$282.85	$83.71	237.9%
(1)	Gaylord Opryland operating expenses do not include a gain on sale of assets of $0.3 million in the three months ended March 31, 2021.

Gaylord Palms Results. Gaylord Palms results include 302 expansion rooms beginning in June 2021. The results of Gaylord Palms for the three months ended March 31, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2022	2021	Change
Revenues:
Rooms	$22,012	$5,946	270.2%
Food and beverage	27,396	3,718	636.8%
Other hotel revenue	10,440	5,453	91.5%
Total revenue	59,848	15,117	295.9%
Operating expenses:
Rooms	4,491	1,653	171.7%
Food and beverage	14,039	3,574	292.8%
Other hotel expenses	18,818	11,216	67.8%
Management fees, net	1,090	169	545.0%
Depreciation and amortization	5,552	4,124	34.6%
Total operating expenses (1)	43,990	20,736	112.1%
Performance metrics:
Occupancy	55.6%	24.3%	31.3	pts
ADR	$256.19	$191.71	33.6%
RevPAR	$142.36	$46.66	205.1%
Total RevPAR	$387.07	$118.62	226.3%
(1)	Gaylord Palms operating expenses do not include preopening costs of $0.4 million in the three months ended March 31, 2021. See discussion of this item below.

Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2022	2021	Change
Revenues:
Rooms	$20,908	$7,018	197.9%
Food and beverage	26,150	5,109	411.8%
Other hotel revenue	9,578	6,231	53.7%
Total revenue	56,636	18,358	208.5%
Operating expenses:
Rooms	4,960	1,981	150.4%
Food and beverage	15,431	4,560	238.4%
Other hotel expenses	15,627	10,177	53.6%
Management fees, net	1,004	192	422.9%
Depreciation and amortization	6,698	6,229	7.5%
Total operating expenses	43,720	23,139	88.9%
Performance metrics:
Occupancy	57.8%	22.6%	35.2	pts
ADR	$221.38	$189.83	16.6%
RevPAR	$128.06	$42.99	197.9%
Total RevPAR	$346.91	$112.45	208.5%

Gaylord National Results. Gaylord National was closed from late March 2020 and reopened July 1, 2021. The results of Gaylord National for the three months ended March 31, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2022	2021	Change
Revenues:
Rooms	$13,964	$—	100.0%
Food and beverage	14,553	23	63,173.9%
Other hotel revenue	4,070	1,234	229.8%
Total revenue (1)	32,587	1,257	2,492.4%
Operating expenses:
Rooms	7,350	200	3,575.0%
Food and beverage	12,460	439	2,738.3%
Other hotel expenses	15,463	8,452	83.0%
Management fees, net	450	(177)	354.2%
Depreciation and amortization	8,139	6,866	18.5%
Total operating expenses	43,862	15,780	178.0%
Performance metrics:
Occupancy	35.4%	—%	35.4	pts
ADR	$219.63	$—	100.0%
RevPAR	$77.73	$—	100.0%
Total RevPAR	$181.40	$7.00	2,491.4%
(1)	Gaylord National revenue for the three months ended March 31, 2021 consists primarily of attrition and cancellation fee revenue.

Gaylord Rockies Results. The results of Gaylord Rockies for the three months ended March 31, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2022	2021	Change
Revenues:
Rooms	$11,294	$4,115	174.5%
Food and beverage	16,321	3,809	328.5%
Other hotel revenue	7,172	4,046	77.3%
Total revenue	34,787	11,970	190.6%
Operating expenses:
Rooms	3,951	1,875	110.7%
Food and beverage	11,895	4,739	151.0%
Other hotel expenses	12,055	7,026	71.6%
Management fees, net	1,022	455	124.6%
Depreciation and amortization	22,648	22,691	(0.2)%
Total operating expenses	51,571	36,786	40.2%
Performance metrics:
Occupancy	39.2%	17.4%	21.8	pts
ADR	$213.46	$175.28	21.8%
RevPAR	$83.61	$30.46	174.5%
Total RevPAR	$257.51	$88.61	190.6%

Entertainment Segment

Total Segment Results. Due to the COVID-19 pandemic, we temporarily closed our Entertainment segment assets in mid-March 2020 and they did not return to full capacity until May 2021. In addition, subsequent to the December 2020 downtown Nashville bombing, the Wildhorse Saloon reopened in April 2021. Therefore, Entertainment segment financial results for the three months ended March 31, 2022 are not comparable to the corresponding 2021 period and the results for 2022 and 2021 are not comparable to historical periods because of the ongoing COVID-19 pandemic. The following presents the financial results of our Entertainment segment for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2022	2021	Change
Revenues	$38,024	$14,373	164.6%
Operating expenses	31,731	18,691	69.8%
Depreciation and amortization	3,552	3,601	(1.4)%
Operating income (loss) (1)	$2,741	$(7,919)	134.6%
(1)	Entertainment segment operating income does not include preopening costs of $0.3 million in the three months ended March 31, 2022. See discussion of this item below.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2022	2021	Change
Operating expenses (1)	$9,557	$7,528	27.0%
Depreciation and amortization	205	566	(63.8)%
Operating loss	$(9,762)	$(8,094)	(20.6)%
(1)	Corporate segment operating expenses do not include a loss on sale of assets of $0.5 million in the three months ended March 31, 2022.

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses increased in the three months ended March 31, 2022, as compared to the prior year period, primarily as a result of increased consulting and employment expenses.

Operating Results – Preopening Costs

Preopening costs during the three months ended March 31, 2022 primarily include costs associated with Ole Red Nashville International Airport, which is anticipated to be completed in May 2022. Preopening costs during the three months ended March 31, 2021 primarily include costs associated with the Gaylord Palms expansion, which was completed in April 2021.

Operating Results – Gain (Loss) on Sale of Assets

Loss on sale of assets during the three months ended March 31, 2022 includes the sale of a parcel of land in Nashville, Tennessee. Gain on sale of assets of during the three months ended March 31, 2021 includes the sale of certain assets at Gaylord Opryland.

Non-Operating Results Affecting Net Loss

General

The following table summarizes the other factors which affected our net loss for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2022	2021	Change
Interest expense	$31,937	$30,796	3.7%
Interest income	1,381	1,370	0.8%
Loss on extinguishment of debt	—	(2,949)	100.0%
Loss from unconsolidated joint ventures	(2,627)	(1,609)	(63.3)%
Other gains and (losses), net	447	374	19.5%
(Provision) benefit for income taxes	65	(3,954)	101.6%

Interest Expense

Interest expense increased $1.1 million during the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the prior year including $1.4 million in capitalized interest that did not recur in 2022.

Cash interest expense decreased $0.3 million to $29.8 million in the three months ended March 31, 2022, as compared to the same period in 2021. Non-cash interest expense, which includes amortization and write-off of deferred financing costs and is offset by capitalized interest, increased $1.4 million to $2.2 million in the three months ended March 31, 2022, as compared to the same period in 2021.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 4.3% and 4.4% for the three months ended March 31, 2022 and 2021, respectively.

Interest Income

Interest income for the three months ended March 31, 2022 and 2021 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

In February 2021, we commenced a cash tender offer for any and all outstanding $400 million 5% senior notes due 2023 (“$400 Million 5% Senior Notes”) at a redemption price of $1,005.00 per $1,000 principal amount. Pursuant to the tender offer, $161.9 million aggregate principal amount of these notes were validly tendered. As a result of our purchase of these tendered notes, and the subsequent redemption of all untendered $400 Million 5% Senior Notes, we recognized a loss on extinguishment of debt of $2.9 million in the three months ended March 31, 2021.

Loss from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for the three months ended March 31, 2022 and 2021 represents our equity method share of losses associated with Circle.

Other Gains and (Losses), net

Other gains and (losses), net for the three months ended March 31, 2022 and 2021 represents various miscellaneous items.

(Provision) Benefit for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended March 31, 2022, we recorded an income tax benefit of $0.1 million related to our TRSs.

For the three months ended March 31, 2021, we recorded an income tax provision of $4.0 million, which includes the recording of a valuation allowance of $3.6 million related to our reassessment of the realizability of our deferred tax assets due to the impact of the COVID-19 pandemic.

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

The following is a reconciliation of our consolidated GAAP net loss to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(24,797)	$(117,121)
Interest expense, net	30,556	29,426
Provision (benefit) for income taxes	(65)	3,954
Depreciation and amortization	56,028	53,315
(Gain) loss on sale of assets	469	(317)
Pro rata EBITDAre from unconsolidated joint ventures	22	15
EBITDAre	62,213	(30,728)
Preopening costs	304	399
Non-cash lease expense	1,173	1,088
Equity-based compensation expense	3,786	2,522
Interest income on Gaylord National bonds	1,340	1,321
Loss on extinguishment of debt	—	2,949
Transaction costs of acquisitions	178	—
Adjusted EBITDAre	68,994	(22,449)
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	—	744
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$68,994	$(21,705)

The following is a reconciliation of our consolidated GAAP net loss to FFO and Adjusted FFO for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(24,797)	$(117,121)
Noncontrolling interest in consolidated joint venture	—	11,793
Net loss available to common shareholders and unit holders	(24,797)	(105,328)
Depreciation and amortization	55,997	53,278
Adjustments for noncontrolling interest	—	(7,930)
Pro rata adjustments from joint ventures	22	15
FFO available to common shareholders and unit holders	31,222	(59,965)
Right-of-use asset amortization	31	37
Non-cash lease expense	1,173	1,088
(Gain) loss on other assets	469	(317)
Amortization of deferred financing costs	2,229	2,209
Amortization of debt premiums	(73)	(70)
Loss on extinguishment of debt	—	2,949
Adjustments for noncontrolling interest	—	(217)
Transaction costs of acquisitions	178	—
Deferred tax expense (benefit)	(415)	3,781
Adjusted FFO available to common shareholders and unit holders	$34,814	$(50,505)

Liquidity and Capital Resources

Cash Flows Used In Operating Activities. Historically, cash flow from operating activities has been the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the three months ended March 31, 2022, our net cash flows used in operating activities were $4.2 million, primarily reflecting our net loss before depreciation expense, amortization expense and other non-cash charges of $39.5 million, offset by unfavorable changes in working capital of $43.6 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities related to compensation accruals and accruals associated with our December holiday programming, as well as an increase in accounts receivable due to an increase in group business at our Gaylord Hotels properties.

During the three months ended March 31, 2021, with most of our hotels and other assets operating at limited capacity, our net cash flows used in operating activities were $42.9 million, primarily reflecting our net loss before depreciation expense, amortization expense and other non-cash charges of $53.7 million, partially offset by favorable changes in working capital of $10.8 million. The favorable changes in working capital primarily resulted from a decrease in property tax rebates receivable at Gaylord Rockies.

Cash Flows From Investing Activities. During the three months ended March 31, 2022, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $9.7 million, and consisted primarily of a re-concepting of the food and beverage options at Gaylord National and ongoing maintenance capital expenditures for our existing properties.

During the three months ended March 31, 2021, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $25.8 million, and consisted primarily of the expansion of Gaylord Palms, a rooms renovation at Gaylord National, and ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and, prior to the COVID-19 pandemic, the payment of cash dividends. During the three months ended March 31, 2022, our net cash flows used in financing activities were $5.4 million.

During the three months ended March 31, 2021, our net cash flows provided by financing activities were $75.9 million, primarily reflecting net senior note borrowing of $200.0 million, partially offset by the repayment of $107.3 million in borrowings under our credit facility and the payment of $10.5 million in deferred financing costs.

Liquidity

At March 31, 2022, we had $128.4 million in unrestricted cash and $509.9 million available for borrowing under our revolving credit facility. During the three months ended March 31, 2022, we incurred capital expenditures of $9.7 million, which, combined with the cash flows used in operations discussed above, was the primary factor in the decrease in our cash balance from December 31, 2021 to March 31, 2022.

We anticipate investing in our operations during the remainder of 2022 by spending between approximately $120 million and $150 million in capital expenditures, which primarily includes the construction of Ole Red Las Vegas, a re-concepting of the food and beverage options at Gaylord National, enhancements at Gaylord Rockies to better position the property for our group customers, enhancements to the offerings at Block 21 subsequent to the acquisition closing, and ongoing maintenance capital of our current facilities. In addition, we plan to spend approximately $125 million, after assumption of the existing mortgage debt, to complete the anticipated Block 21 acquisition and intend to contribute up to an additional $10.0 million in capital to the Circle joint venture for working capital needs. We currently have no debt maturities until July 2023. We believe we will be able to refinance our debt agreements prior to their maturities.

We believe that our cash on hand, together with amounts available for borrowing under our revolving credit facility, will be adequate to fund our general short-term commitments, as well as: (i) current operating expenses, (ii) interest expense on long-term debt obligations, (iii) financing lease and operating lease obligations until our assets are operating at pre-COVID-19 pandemic levels, and (iv) the acquisition of Block 21 and the capital expenditures described above. Our ability to draw on our credit facility is subject to the satisfaction of provisions of the credit facility, as amended.

Our outstanding principal debt agreements are described below. At March 31, 2022, there were no defaults under the covenants related to our outstanding debt based on the amended terms of our credit agreement.

Principal Debt Agreements

Credit Facility. On October 31, 2019, we entered into a Sixth Amended and Restated Credit Agreement (the “Base Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, which amended and restated the Company’s existing credit facility. As amended, our credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), a $300.0 million senior secured term loan A (the “Term Loan A”), and a $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below. In 2020, we entered into three amendments (the “2020 Amendments”) to the Base Credit Agreement among the same parties, as discussed below. Additionally, we further amended the Base Credit Agreement in April 2021 and further in October 2021 to permit an acquisition during the Credit Agreement’s Restricted Period (as defined below) and an assumption of indebtedness, subject to certain conditions (such amendments, together with the 2020 Amendments, the “Amendments”; the Base Credit Agreement, as amended by the Amendments, the “Existing Credit Agreement”; the Existing Credit Agreement, as amended by the Fifth Amendment (as hereinafter defined), the “Credit Agreement”).

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

The Amendments provided for a waiver of the foregoing financial covenants through March 31, 2022 (the “Temporary Waiver Period”) and modified covenants through June 30, 2022. In addition, the Amendments contain a covenant that we must maintain unrestricted liquidity (in the form of unrestricted cash on hand or undrawn availability under the Revolver) of at least $100 million. In the event we are unable to comply with the Credit Agreement’s financial covenants, we expect to further amend the Credit Agreement or take other mitigating actions prior to a potential breach.

For the first quarter following the expiration of the Temporary Waiver Period, which is the quarter ending June 30, 2022, we will calculate compliance with the financial covenants in the Credit Agreement using a designated annualized calculation based on our most recently completed fiscal quarter. Thereafter, we will be required to satisfy financial covenants at the levels set forth in the Credit Agreement using a designated annualized calculation based on our most recently completed fiscal quarters, as applicable. Pursuant to the Amendments, we are required to use any proceeds from borrowings drawn until we demonstrate financial covenant compliance following the expiration of the Temporary Waiver Period (the “Restricted Period”) to fund operating expenses, debt service of the Company and its subsidiaries, and permitted capital expenditures and investments. We expect to demonstrate such financial compliance in May 2022 and thereby end the restricted period.

On April 4, 2022, we entered into Amendment No. 5 (the “Fifth Amendment”) to the Existing Credit Agreement, among the Company, as a guarantor, its subsidiary RHP Hotel Properties, LP, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The Fifth Amendment provides for certain amendments to the Existing Credit Agreement, each of which is to be effective upon the closing of the OEG Transaction. These amendments include, among others, the exclusion of OEG from negative covenants and certain restrictions related to certain equity issuances, investments, acquisitions, dispositions and indebtedness; changes to certain financial covenant requirements through December 2022; and a requirement that, following January 1, 2023, the Company satisfy the financial covenants currently provided for in the Credit Agreement.

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated, and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Revolving Credit Facility. The maturity date of the Revolver is March 31, 2024, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.40% to 1.95%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. Pursuant to the Amendments, beginning April 1, 2021 through the end of the Restricted Period, the interest rate on LIBOR-based borrowings under the Revolver will be LIBOR plus 2.25%. Principal is payable in full at maturity.

At March 31, 2022, $190.0 million was outstanding under the Revolver, and the lending banks had issued $0.1 million of letters of credit under the Credit Agreement, which left $509.9 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $600 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”) and our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), which we met at March 31, 2022).

Term Loan A Facility. The maturity date of the Term Loan A is March 31, 2025. Borrowings bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.35% to 1.90%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. Pursuant to the Amendments, beginning April 1, 2021 through the end of the Restricted Period, the interest rate on LIBOR-based borrowings under the Term Loan A will be LIBOR plus 2.25%. Amounts borrowed under the Term Loan A that are repaid or prepaid may not be reborrowed.

Term Loan B Facility. The Term Loan B has a maturity date of May 11, 2024. The applicable interest rate margins for borrowings under the Term Loan B are, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set forth in the Credit Agreement. At March 31, 2022, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. We have designated these interest rate swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At March 31, 2022, $375.0 million in borrowings were outstanding under the Term Loan B.

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

$600 Million 4.50% Senior Notes. On February 17, 2021, the Operating Partnership and Finco completed the private placement of $600.0 million in aggregate principal amount of 4.50% senior notes due 2029, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $600 Million 4.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $600 Million 5% Senior Notes have a maturity date of February 15, 2029 and bear interest at 4.50% per annum, payable semi-annually in cash in arrears on February 15 and August 15 each year. The $600 Million 4.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $700 Million 4.75% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $600 Million 4.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $600 Million 4.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $600 Million 4.50% Senior Notes.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at March 31, 2022 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2026 are $376.2 million. These estimated obligations are $86.0 million for the remainder of 2022, $94.7 million in 2023, $73.0 million in 2024, $62.3 million in 2025, and $60.2 million in 2026. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the interest we paid during 2021, 2020 and 2019.

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

March 31,
2022
Net receivables due from non-guarantor subsidiaries	$569,046
Other assets	1,588,501
Total assets	$2,157,547

Total liabilities	$2,275,652
Total noncontrolling interest	$(336)

Three Months Ended
March 31, 2022
Revenues from third-parties	$122
Revenues from non-guarantor subsidiaries	42,107
Operating expenses (excluding expenses to non-guarantor subsidiaries)	30,098
Expenses to non-guarantor subsidiaries	3,439
Operating income	8,692
Interest income from non-guarantor subsidiaries	6,363
Net loss	(7,949)
Net loss available to common stockholders	(7,773)

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, credit losses on financial assets, stock-based compensation, derivative financial instruments, depreciation and amortization, income taxes, pension plans, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no newly identified critical accounting policies in the first three months of 2022, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative market risks since December 31, 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 1A. RISK FACTORS.

Except as otherwise described herein, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

We may fail to complete the OEG Transaction on a timely basis or at all.

On April 4, 2022, we and certain of our subsidiaries entered into the Investment Agreement with Atairos and an affiliate of Atairos, pursuant to which OEG will issue and sell to such affiliate, and such affiliate will acquire, 30% of the equity interests of OEG for approximately $293.0 million, subject to certain adjustments as set forth in the Investment Agreement. Although we expect to complete the OEG Transaction in the second quarter of 2022, the completion of the OEG Transaction is subject to customary closing requirements and conditions, including closing a loan financing, and there can be no assurance that the OEG Transaction will be completed on a timely basis or at all. If we fail to consummate the OEG Transaction or should the completion of the OEG Transaction be significantly delayed, we will have expended significant resources without realizing all or a portion of the intended economic benefits of the OEG Transaction. Even if we consummate the OEG Transaction, we may not realize the intended long-term economic benefits. An inability or failure to consummate the OEG Transaction or to realize the full extent of the anticipated long-term economic benefits of the OEG Transaction could have an adverse effect on our business, financial condition, results of operations and our public reputation.

After the closing of the OEG Transaction, we will conduct the operations of our Entertainment segment through OEG and our ownership will be subject to the terms of agreements with Atairos. Any disagreement with Atairos may adversely affect our interest in OEG.

After the closing of the OEG Transaction, the limited liability company agreement for OEG will give Atairos certain rights, including consent rights regarding certain major decisions, which may limit our flexibility with respect to OEG. Atairos may have economic or other business interests or goals which are inconsistent with ours, and we could become engaged in a dispute or disagreement with them that might affect our ability to develop or operate the Entertainment business in any manner in which we see fit, thereby adversely affecting our ownership interest in OEG.

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

10.1

Fourth Amendment to Employment Agreement, dated as of March 1, 2022, between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2022).

10.2	Severance Agreement, dated as of March 1, 2022, between the Company and Jennifer Hutcheson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2022).

10.3

Investment Agreement, dated as of April 4, 2022, by and among the Company, OEG Attractions Holdings, LLC, RHP Hotels, LLC, RHP Hotel Properties, LP, A-OEG Holdings, LLC and Atairos Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2022).

10.4

Form of Second Amended and Restated Limited Liability Company Agreement for OEG Attractions Holdings, LLC (incorporated by reference to Exhibit C to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2022).

10.5

Amendment No. 5 to Sixth Amended and Restated Credit Agreement, dated as of April 4, 2022, among Ryman Hospitality Properties, Inc., as guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiary of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 5, 2022).

22	List of Parent and Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed February 25, 2022).

31.1*	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Jennifer Hutcheson pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Colin V. Reed and Jennifer Hutcheson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL (eXtensible Business

Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Equity (Deficit) (unaudited) for the three months ended March 31, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: May 3, 2022	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer