Form 10-Q
period 2022-06-30
Ryman Hospitality Properties, Inc.
filed 2022-08-02
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2022
Common Stock, par value $.01	55,155,216 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2022

INDEX

Page

Part I - Financial Information	3

Item 1. Financial Statements.	3

Condensed Consolidated Balance Sheets (Unaudited) – June 30, 2022 and December 31, 2021	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) - For the Three Months and Six Months Ended June 30, 2022 and 2021	4

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Six Months Ended June 30, 2022 and 2021	5

Condensed Consolidated Statements of Equity (Deficit) and Noncontrolling Interest (Unaudited) - For the Three Months and Six Months Ended June 30, 2022 and 2021	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	48

Item 4. Controls and Procedures.	49

Part II - Other Information	49

Item 1. Legal Proceedings.	49

Item 1A. Risk Factors.	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	50

Item 3. Defaults Upon Senior Securities.	50

Item 4. Mine Safety Disclosures.	50

Item 5. Other Information.	50

Item 6. Exhibits.	50

SIGNATURES	52

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30,	December 31,
	2022	2021
ASSETS:
Property and equipment, net	$3,200,732	$3,031,844
Cash and cash equivalents - unrestricted	179,230	140,688
Cash and cash equivalents - restricted	52,539	22,312
Notes receivable, net	68,884	71,228
Trade receivables, net	125,400	74,745
Prepaid expenses and other assets	129,466	112,904
Intangible assets, net	108,449	126,804
Total assets	$3,864,700	$3,580,525

LIABILITIES AND EQUITY (DEFICIT):
Debt and finance lease obligations	$2,863,022	$2,936,819
Accounts payable and accrued liabilities	343,618	304,719
Dividends payable	102	386
Deferred management rights proceeds	169,054	170,614
Operating lease liabilities	115,010	113,770
Deferred income tax liabilities, net	4,966	4,671
Other liabilities	66,461	71,939
Total liabilities	3,562,233	3,602,918
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	296,236	—
Equity (deficit):
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 55,155 and 55,072 shares issued and outstanding, respectively	552	551
Additional paid-in capital	1,106,955	1,112,867
Treasury stock of 648 and 648 shares, at cost	(18,467)	(18,467)
Distributions in excess of retained earnings	(1,062,442)	(1,088,105)
Accumulated other comprehensive loss	(20,392)	(29,080)
Total stockholders' equity (deficit)	6,206	(22,234)
Noncontrolling interest in Operating Partnership	25	(159)
Total equity (deficit)	6,231	(22,393)
Total liabilities and equity (deficit)	$3,864,700	$3,580,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Rooms	$161,506	$61,971	$263,099	$90,199
Food and beverage	188,083	45,619	300,199	63,794
Other hotel revenue	52,213	28,098	99,615	51,497
Entertainment	68,402	35,173	106,426	49,546
Total revenues	470,204	170,861	769,339	255,036

Operating expenses:
Rooms	41,238	15,039	71,374	24,516
Food and beverage	97,489	33,748	168,818	53,077
Other hotel expenses	99,284	61,365	185,927	115,922
Management fees, net	11,202	2,149	16,266	2,902
Total hotel operating expenses	249,213	112,301	442,385	196,417
Entertainment	45,670	25,639	77,401	44,330
Corporate	12,417	8,978	21,974	16,506
Preopening costs	221	217	525	616
(Gain) loss on sale of assets	—	—	469	(317)
Depreciation and amortization	56,715	54,673	112,743	107,988
Total operating expenses	364,236	201,808	655,497	365,540

Operating income (loss)	105,968	(30,947)	113,842	(110,504)
Interest expense	(33,958)	(29,847)	(65,895)	(60,643)
Interest income	1,379	1,451	2,760	2,821
Loss on extinguishment of debt	(1,547)	—	(1,547)	(2,949)
Loss from unconsolidated joint ventures	(3,001)	(1,910)	(5,628)	(3,519)
Other gains and (losses), net	(283)	(173)	164	201
Income (loss) before income taxes	68,558	(61,426)	43,696	(174,593)
Provision for income taxes	(17,634)	(1,623)	(17,569)	(5,577)
Net income (loss)	50,924	(63,049)	26,127	(180,170)

Net (income) loss attributable to noncontrolling interest in consolidated joint venture	(280)	4,708	(280)	16,501
Net (income) loss attributable to noncontrolling interest in Operating Partnership	(360)	422	(184)	1,229
Net income (loss) available to common stockholders	$50,284	$(57,919)	$25,663	$(162,440)

Basic income (loss) per share available to common stockholders	$0.91	$(1.05)	$0.47	$(2.95)
Diluted income (loss) per share available to common stockholders	$0.91	$(1.05)	$0.46	$(2.95)

Comprehensive income (loss), net of taxes	$49,626	$(51,845)	$34,815	$(162,866)
Comprehensive (income) loss, net of taxes, attributable to noncontrolling interest in consolidated joint venture	(280)	4,708	(280)	15,419
Comprehensive (income) loss, net of taxes, attributable to noncontrolling interest in Operating Partnership	(351)	341	(246)	1,104
Comprehensive income (loss), net of taxes, available to common stockholders	$48,995	$(46,796)	$34,289	$(146,343)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$26,127	$(180,170)
Amounts to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Provision for deferred income taxes	295	5,173
Depreciation and amortization	112,743	107,988
Amortization of deferred financing costs	4,538	4,379
Loss from unconsolidated joint ventures	5,628	3,519
Stock-based compensation expense	7,440	5,668
Changes in:
Trade receivables	(49,250)	(16,831)
Accounts payable and accrued liabilities	23,934	35,827
Other assets and liabilities	(3,842)	6,553
Net cash flows provided by (used in) operating activities	127,613	(27,894)

Cash Flows from Investing Activities:
Purchases of property and equipment	(24,715)	(53,493)
Purchase of land adjacent to Gaylord Rockies	—	(22,000)
Collection of notes receivable	2,381	—
Purchase of Block 21, net of cash acquired	(93,992)	—
Purchase of additional interest in Gaylord Rockies joint venture	—	(188,000)
Investment in other joint ventures	(6,088)	(4,619)
Other investing activities, net	818	5,462
Net cash flows used in investing activities	(121,596)	(262,650)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	(190,000)	119,000
Repayments under term loan A	(300,000)	—
Repayments under term loan B	(2,500)	(2,500)
Borrowings under OEG term loan B	288,000	—
Repayments under Block 21 CMBS loan	(205)	—
Issuance of senior notes	—	600,000
Redemption of senior notes	—	(400,000)
Deferred financing costs paid	(14,750)	(10,628)
Redemption of noncontrolling interest in Operating Partnership	—	(2,438)
Sale of noncontrolling interest in OEG	286,489	—
Payment of dividends	(284)	(499)
Payment of tax withholdings for share-based compensation	(3,885)	(3,407)
Other financing activities, net	(113)	(113)
Net cash flows provided by financing activities	62,752	299,415

Net change in cash, cash equivalents, and restricted cash	68,769	8,871
Cash, cash equivalents, and restricted cash, beginning of period	163,000	79,754
Cash, cash equivalents, and restricted cash, end of period	$231,769	$88,625

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$179,230	$71,612
Cash and cash equivalents - restricted	52,539	17,013
Cash, cash equivalents, and restricted cash, end of period	$231,769	$88,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in	Total	Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Equity	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity (Deficit)	Partnership	(Deficit)	Joint Venture
BALANCE, December 31, 2021	$551	$1,112,867	$(18,467)	$(1,088,105)	$(29,080)	$(22,234)	$(159)	$(22,393)	$—
Net loss	—	—	—	(24,621)	—	(24,621)	(176)	(24,797)	—
Other comprehensive income, net of income taxes	—	—	—	—	9,986	9,986	—	9,986	—
Restricted stock units and stock options surrendered	—	(3,761)	—	—	—	(3,761)	—	(3,761)	—
Equity-based compensation expense	—	3,786	—	—	—	3,786	—	3,786	—
BALANCE, March 31, 2022	$551	$1,112,892	$(18,467)	$(1,112,726)	$(19,094)	$(36,844)	$(335)	$(37,179)	$—
Net income	—	—	—	50,284	—	50,284	360	50,644	280
Other comprehensive loss, net of income taxes	—	—	—	—	(1,298)	(1,298)	—	(1,298)	—
Sale of noncontrolling interest in OEG	—	(9,467)	—	—	—	(9,467)	—	(9,467)	295,956
Restricted stock units and stock options surrendered	1	(124)	—	—	—	(123)	—	(123)	—
Equity-based compensation expense	—	3,654	—	—	—	3,654	—	3,654	—
BALANCE, June 30, 2022	$552	$1,106,955	$(18,467)	$(1,062,442)	$(20,392)	$6,206	$25	$6,231	$296,236

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2020	$550	$1,192,261	$(18,467)	$(911,092)	$(57,951)	$205,301	$14,516	$219,817	$100,969
Net loss	—	—	—	(104,521)	—	(104,521)	(807)	(105,328)	(11,793)
Other comprehensive income, net of income taxes	—	—	—	—	6,100	6,100	—	6,100	—
Redemption of noncontrolling interest in Operating Partnership	—	—	—	(1,352)	—	(1,352)	(1,086)	(2,438)	—
Contribution to consolidated joint venture	—	—	—	—	—	—	—	—	4,425
Restricted stock units and stock options surrendered	—	(3,357)	—	12	—	(3,345)	—	(3,345)	—
Equity-based compensation expense	—	2,522	—	—	—	2,522	—	2,522	—
BALANCE, March 31, 2021	$550	$1,191,426	$(18,467)	$(1,016,953)	$(51,851)	$104,705	$12,623	$117,328	$93,601
Net loss	—	—	—	(57,919)	—	(57,919)	(422)	(58,341)	(4,708)
Other comprehensive income, net of income taxes	—	—	—	—	11,204	11,204	—	11,204	—
Purchase of remaining interest in consolidated joint venture	—	(99,107)	—	—	—	(99,107)	—	(99,107)	(88,893)
Restricted stock units and stock options surrendered	1	(50)	—	—	—	(49)	—	(49)	—
Equity-based compensation expense	—	3,146	—	—	—	3,146	—	3,146	—
BALANCE, June 30, 2021	$551	$1,095,415	$(18,467)	$(1,074,872)	$(40,647)	$(38,020)	$12,201	$(25,819)	$—

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

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for periods prior to its ownership of 100% ownership of the asset in May 2021, management concluded that the Company was the primary beneficiary of the Gaylord Rockies joint venture, which was a variable interest entity (“VIE”). As such, the Company consolidated the assets, liabilities and results of operations of the Gaylord Rockies joint venture in the accompanying condensed consolidated financial statements. The portion of the Gaylord Rockies joint venture that the Company did not previously own was recorded as noncontrolling interest in consolidated joint venture in the accompanying condensed consolidated balance sheet, and any previous adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statements of equity. As the Gaylord Rockies joint venture is wholly-owned by the Company as of May 2021, it is no longer considered as a VIE.

The Company also owns a business holding a number of media and entertainment assets, known as the Opry Entertainment Group, reported as the Company’s Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; two Nashville-based assets managed by Marriott – the Wildhorse Saloon and the General Jackson Showboat; and as of May 31, 2022, Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”). The Company also owns a 50% interest in a joint venture that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”), which launched its broadcast network on January 1, 2020. Beginning June 16, 2022, the Company owns 70% of Opry Entertainment Group. See Note 2, “OEG Transaction,” Note 3, “Block 21 Transaction,” and Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements included herein for further disclosure.

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

Impact of COVID-19 Pandemic

The novel coronavirus disease (COVID-19) pandemic has been and continues to be a complex and evolving situation, causing unprecedented levels of disruption to the Company’s business. Although the Company’s assets are currently open and operating without capacity restrictions and business levels continue to recover, there remains significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on the Company’s future results of operations and financial position.

All of the Company’s assets are open and have been operating throughout 2022. The majority of the Company’s businesses were open and operating throughout 2021. However, Gaylord National remained closed during the first half of 2021 and reopened July 1, 2021. The Grand Ole Opry and Ryman Auditorium reopened for limited-capacity publicly attended performances in September 2020, and reopened for full-capacity publicly attended performances in May 2021. In addition, subsequent to the December 2020 downtown Nashville bombing, the Wildhorse Saloon reopened in April 2021.

Throughout 2020 and 2021 and continuing to date, the Company has paid all required debt service payments on its indebtedness, lease payments, taxes and other payables. Beginning in July 2020 and continuing to date, Gaylord Rockies was in a cash sweep position pursuant to and as defined in the Gaylord Rockies $800 million term loan agreement.

At June 30, 2022, the Company had $689.6 million available for borrowing under its revolving credit facility, $65.0 million available for borrowing under the OEG revolving credit facility, and $179.2 million in unrestricted cash on hand. The Company’s quarterly dividend is currently suspended. The Company’s board of directors will consider a future dividend as permitted by the Company’s credit agreement, and any future dividend is subject to the Company’s board of directors’ determinations as to the amount of distributions and timing thereof.

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

2. OEG TRANSACTION:

On June 16, 2022, the Company and certain of its subsidiaries, including OEG Attractions Holdings, LLC (“OEG”), which directly or indirectly owns the assets that comprise the Company’s Entertainment segment, consummated the transactions pursuant to an investment agreement (the “Investment Agreement”) with Atairos Group, Inc. (“Atairos”) and A-OEG Holdings, LLC, an affiliate of Atairos (the “OEG Investor”), pursuant to which OEG issued and sold to the OEG Investor, and the OEG Investor acquired, 30% of the equity interests of OEG for approximately $296.0 million (the

“OEG Transaction”). The purchase price payable to the Company for the OEG Transaction may be increased by $30.0 million if OEG achieves certain financial objectives in 2023 or 2024.

The Company retains a controlling 70% equity interest in OEG and continues to consolidate the assets, liabilities and results of operations of OEG in the accompanying condensed consolidated financial statements. The portion of OEG that the Company does not own is recorded as noncontrolling interest in consolidated joint venture, which is classified as mezzanine equity in the accompanying condensed consolidated balance sheet, and any adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statements of equity. After the payment of transaction expenses, the Company used substantially all of the net proceeds from the OEG Transaction, together with the net proceeds the Company received from the OEG Term Loan (as defined below), to repay the outstanding balance of the Company’s existing $300 million term loan A and to pay down substantially all borrowings outstanding under the Company’s revolving credit facility.

Pursuant to the Second Amended and Restated Limited Liability Company Agreement for OEG entered into at the closing of the OEG Transaction (the “OEG LLC Agreement”), OEG will be governed by a Board of Managers (the “Board”), subject to member consent to certain actions. The Board will initially consist of six members, four designated by the Company and two designated by the OEG Investor. Board membership may be modified from time to time to reflect the proportional ownership of outstanding units by each party. Subject to certain ownership thresholds, the approval of both parties will be required with respect to certain “major decisions” affecting OEG, including, but not limited to, approval of OEG’s annual operating budget in the event of changes exceeding certain thresholds, the incurrence of certain debt, the issuance of new equity securities, and mergers, acquisitions or dispositions in excess of a certain dollar threshold.

The OEG Investor will have the option to acquire additional common units of OEG from the Company (the “Purchase Option”) in each of the fourth quarters of 2023, 2024 and 2025 in an amount equal to the lesser of $125 million or the maximum amount of proceeds that the Company may receive with respect to its compliance with applicable REIT tests, provided that the OEG Investor may not purchase an amount of common units that would result in the Company owning less than 51% of the outstanding common units after giving effect to the purchase. If the OEG Investor elects to exercise the Purchase Option, then (i) beginning on June 19, 2027 (the fifth anniversary of the OEG Investor’s original investment in OEG (the “Fifth Anniversary”), the OEG Investor will have the right to demand that OEG undertake a Qualified IPO and (ii) the OEG Investor’s rights with respect to the IPO Request Put Right, the Seven-Year Put Right, an IPO Payment and a Sale Payment, each as defined in the OEG LLC Agreement and described below, will expire. The Purchase Option will terminate upon the occurrence of a Qualified IPO, a Sale of OEG or a Qualified Spinoff, each as defined in the OEG LLC Agreement.

IPO Request Put Right. If OEG has not completed a Qualified IPO prior to June 16, 2026 (the fourth anniversary of the OEG Investor’s original investment in OEG (the “Fourth Anniversary”)), the OEG Investor may request that OEG undertake a Qualified IPO. If the Company, through its subsidiary RHP Hotels, LLC (the “Ryman Member”), declines to undertake such Qualified IPO, the OEG Investor may cause the Ryman Member to acquire all of the OEG Investor’s interest in OEG at a price equal to 1.5 times the OEG Investor’s equity investment (the “IPO Request Put Price”).

Seven-Year Put Right. If OEG has not completed a Qualified IPO, Sale of OEG or a Qualified Spinoff prior to June 16, 2029 (the seventh anniversary of the OEG Investor’s original investment in OEG (the “Seventh Anniversary”)), the OEG Investor may cause the Ryman Member to acquire all of the OEG Investor’s interest in OEG at a price equal to the fair value of the OEG Investor’s equity interest (the “Seven-Year Put Price”).

The IPO Request Put Price and the Seven-Year Put Price may each be settled in either cash or Company stock, at the Company’s option, and the IPO Request Put Right and the Seven-Year Put Right will each terminate at the first closing of the Purchase Option.

IPO Payment. Upon a Qualified IPO that occurs on or before the Seventh Anniversary, the OEG Investor will be entitled to an IPO Payment if the Post IPO Investor Stake Value (as defined in OEG LLC Agreement) measured on the 120th trading day post-IPO does not equal or exceed the Minimum Investor Stake Value (as defined in the OEG LLC Agreement). If the IPO occurs after the Fourth Anniversary, the IPO Payment will be capped at 50% of the OEG

Investor’s investment in OEG (the “Payment Cap”). Any IPO Payment may be satisfied in either cash, OEG equity owned by the Ryman Member, or Company stock.

Sale Payment. Upon a sale of OEG (but excluding a Qualified Spinoff) that occurs on or before the Seventh Anniversary, the OEG Investor will be entitled to a Sale Payment if the value of the OEG Investor’s retained invested equity (implied by the sale) does not equal or exceed the Minimum Investor Sale Value (as defined in the OEG LLC Agreement). If a sale of OEG occurs after the Fifth Anniversary, any Sale Payment will be capped at the Payment Cap. Any Sale Payment may be satisfied in either cash, a preferential cash distribution, additional consideration in the Sale of OEG or Company stock.

The above descriptions related to the OEC LLC Agreement do not purport to be complete and are qualified in their entirety by reference to the OEG LLC Agreement filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Also on June 16, 2022, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a credit agreement (the “OEG Credit Agreement”) among OEG Borrower, as borrower, OEG Finance, certain subsidiaries of OEG Borrower from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million (the “OEG Revolver”). The OEG Term Loan matures on June 16, 2029 and the OEG Revolver matures on June 16, 2027. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 4.00% or (b) Adjusted Term SOFR plus 5.00% (all as specifically more described in the OEG Credit Agreement). The OEG Revolver bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 3.75% or (b) Adjusted Term SOFR plus 4.75%, which shall be subject to reduction in the applicable margin based upon OEG’s First Lien Leverage Ratio (all as specifically more described in the OEG Credit Agreement). The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21 and Circle, as more specifically described in the OEG Credit Agreement). No revolving credit advances were made under the OEG Revolver at closing.

3. BLOCK 21 TRANSACTION:

On May 31, 2022, the Company purchased Block 21 for a stated purchase price of $260 million, as subsequently adjusted to $255 million pursuant to the terms of the purchase agreement, which includes the assumption of approximately $136 million of existing mortgage debt. Block 21 is the home of the Austin City Limits Live at The Moody Theater (“ACL Live”), a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin Hotel, which Marriott manages, the 3TEN at ACL Live club and approximately 53,000 square feet of other Class A commercial space. The Company funded the cash portion of the purchase price with cash on hand and borrowings under its revolving credit facility. The acquisition was accounted for as a business combination, given the different nature of the principal operations acquired (a hotel and an entertainment venue). Block 21 assets are reflected in the Company’s Entertainment segment as of May 31, 2022.

The Company performed a preliminary valuation of the fair value of the acquired assets and liabilities as of May 31, 2022. The valuations of the various components of property and equipment were determined principally based on the cost approach, which uses assumptions regarding replacement values from established indices. The valuation of intangible assets was based on various methods to evaluate the values of leases in place and advanced bookings previously received for the hotel. The valuation of assumed debt was principally based on a discounted cash flow approach using market interest rates at the time of the transaction. The Company considers each of these estimates as Level 3 fair value measurements. Other acquired assets were valued at carrying value. Based on the aggregation of fair values as compared to consideration transferred, the Company concluded that there was no goodwill or bargain purchase gain related to the business combination. The Company preformed an income approach evaluation of the acquired set which corroborated the conclusion that there was no goodwill related to the acquisition. Such evaluation included assumptions of future projected cash flows, which was based on the future projected occupancy and average daily rate for the W Hotel Austin, future anticipated cash flows at ACL Live, and market discount rates.

Utilizing the valuation, the Company performed a purchase price allocation for the acquired assets and liabilities of Block 21. As a result, the Company preliminarily allocated the purchase price, adjusted for working capital adjustments as defined in the purchase agreement, in the Company’s balance sheet at May 31, 2022 as follows (amounts in thousands):

Property and equipment	$237,159
Cash and cash equivalents - unrestricted	8,493
Cash and cash equivalents - restricted	12,450
Trade receivables	1,405
Prepaid expenses and other assets	1,085
Intangible assets	1,723
Total assets acquired	262,315

Debt (Note 9)	(132,531)
Accounts payable and accrued liabilities	(14,774)
Other liabilities	(75)
Total liabilities assumed	(147,380)

Net assets acquired	$114,935

The estimated fair values for the assets acquired and liabilities assumed are preliminary and are subject to change during the one-year measurement period as additional information related to the inputs and assumptions used in determining the fair value of the assets and liabilities becomes available. The Company will continue to review the underlying inputs and assumptions. Therefore, the purchase price allocation is not yet complete as of the date of this filing. Once the allocation is complete, an additional adjustment to the allocation may occur.

The Company incurred $1.2 million and $1.3 million in acquisition-related expenses in the three months and six months ended June 30, 2022, respectively, which are included in entertainment expenses in the accompanying condensed consolidated statement of operations.

4. REVENUES:

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Hotel group rooms	$110,464	$20,079	$172,942	$24,591
Hotel transient rooms	51,042	41,892	90,157	65,608
Hotel food and beverage - banquets	130,510	18,251	203,334	22,220
Hotel food and beverage - outlets	57,573	27,368	96,865	41,574
Hotel other	52,213	28,098	99,615	51,497
Entertainment admissions/ticketing	26,733	12,655	42,282	15,815
Entertainment food and beverage	24,036	12,160	38,397	16,956
Entertainment produced content	1,091	1,165	2,559	3,291
Entertainment retail and other	16,542	9,193	23,188	13,484
Total revenues	$470,204	$170,861	$769,339	$255,036

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Gaylord Opryland	$105,497	$45,002	$179,016	$66,761
Gaylord Palms	68,289	32,702	128,137	47,819
Gaylord Texan	77,665	34,069	134,301	52,427
Gaylord National	72,223	2,311	104,810	3,568
Gaylord Rockies	70,755	18,338	105,542	30,308
AC Hotel	3,261	1,459	4,868	2,264
Inn at Opryland	4,112	1,807	6,239	2,343
Total Hospitality segment revenues	$401,802	$135,688	$662,913	$205,490

The majority of the Company’s Entertainment segment revenues are concentrated in Tennessee.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms and advanced ticketing at its OEG venues. At June 30, 2022 and December 31, 2021, the Company had $138.5 million and $116.8 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2021, approximately $37.6 million was recognized in revenue during the six months ended June 30, 2022.

5. INCOME (LOSS) PER SHARE:

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) available to common shareholders	$50,284	$(57,919)	$25,663	$(162,440)
Net income attributable to noncontrolling interest in consolidated joint venture	280	—	—	—
Net income (loss) available to common shareholders - if-converted method	$50,564	$(57,919)	$25,663	$(162,440)

Denominator:
Weighted average shares outstanding - basic	55,150	55,058	55,118	55,026
Effect of dilutive stock-based compensation	170	—	203	—
Effect of dilutive put rights	542	—	—	—
Weighted average shares outstanding - diluted	55,862	55,058	55,321	55,026

Basic income (loss) per share available to common stockholders	$0.91	$(1.05)	$0.47	$(2.95)
Diluted income (loss) per share available to common stockholders	$0.91	$(1.05)	$0.46	$(2.95)

For each of the three months and six months ended June 30, 2021, the effect of dilutive stock-based compensation was the equivalent of 0.1 million shares of common stock outstanding. Because the Company had a loss available to common stockholders in the three months and six months ended June 30, 2021, these incremental shares were excluded from the computation of dilutive earnings per share as the effect of their inclusion would have been anti-dilutive.

As more fully discussed in Note 2, “OEG Transaction,” the OEG Investor will have certain put rights to require the Company to purchase its equity interest in OEG, which the Company may pay in cash or Company stock, at the Company’s option. The Company calculated potential dilution for the put rights based on the if-converted method, which assumes the put rights were converted on the first day of the period or the date of issuance. For the six months ended June 30, 2022, the effect of these put rights was the equivalent of 0.3 million shares of Company common stock outstanding. Because these put rights were anti-dilutive for the six months ended June 30, 2022, these incremental shares were excluded from the computation of dilutive earnings per share.

The operating partnership units (“OP Units”) held by the noncontrolling interest holders in the Operating Partnership have been excluded from the denominator of the diluted income (loss) per share calculation for the three months and six months ended June 30, 2022 and 2021 as there would be no effect on the calculation of diluted income (loss) per share because the income (loss) attributable to the OP Units held by the noncontrolling interest holders would also be subtracted to derive net income (loss) available to common stockholders.

6. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is comprised of amounts related to the Company’s minimum pension liability discussed in Note 13, “Pension Plans,” interest rate derivatives designated as cash flow hedges related to the Company’s outstanding debt as discussed in Note 9, “Debt,” and amounts related to an other-than-temporary impairment of a held-to-maturity investment that existed prior to 2020 with respect to the notes receivable discussed in Note 8, “Notes Receivable,” to the condensed consolidated financial statements included herein. Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2022 and 2021 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2021	$(16,419)	$(3,298)	$(9,363)	$(29,080)
Gains (losses) arising during period	(6,437)	—	8,189	1,752
Amounts reclassified from accumulated other comprehensive loss	707	105	6,124	6,936
Net other comprehensive income (loss)	(5,730)	105	14,313	8,688
Balance, June 30, 2022	$(22,149)	$(3,193)	$4,950	$(20,392)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2020	$(26,623)	$(3,509)	$(27,819)	$(57,951)
Gains arising during period	8,324	—	176	8,500
Amounts reclassified from accumulated other comprehensive loss	588	105	8,111	8,804
Net other comprehensive income	8,912	105	8,287	17,304
Balance, June 30, 2021	$(17,711)	$(3,404)	$(19,532)	$(40,647)

7. PROPERTY AND EQUIPMENT:

Property and equipment, including right-of-use finance lease assets, at June 30, 2022 and December 31, 2021 is recorded at cost (except for right-of-use finance lease assets) and summarized as follows (in thousands):

	2022	2021
Land and land improvements	$439,722	$378,598
Buildings	3,778,930	3,601,974
Furniture, fixtures and equipment	999,824	981,589
Right-of-use finance lease assets	1,613	1,613
Construction-in-progress	16,030	14,337
	5,236,119	4,978,111
Accumulated depreciation and amortization	(2,035,387)	(1,946,267)
Property and equipment, net	$3,200,732	$3,031,844

8. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $68.9 million and $71.2 million at June 30, 2022 and December 31, 2021, respectively, net of credit loss reserve of $38.0 million at each of June 30, 2022 and December 31, 2021. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

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

During the three months ended June 30, 2022 and 2021, the Company recorded interest income of $1.3 million and $1.4 million, respectively, on these bonds. During each of the six months ended June 30, 2022 and 2021, the Company recorded interest income of $2.7 million on these bonds. The Company received payments of $5.1 million and $2.8 million during the six months ended June 30, 2022 and 2021, respectively, relating to these bonds. At each of June 30, 2022 and December 31, 2021, before consideration of the credit loss reserve, the Company had accrued interest receivable related to these bonds of $41.0 million, respectively.

9. DEBT:

The Company’s debt and finance lease obligations at June 30, 2022 and December 31, 2021 consisted of (in thousands):

	June 30,	December 31,
	2022	2021
$700M Revolving Credit Facility, interest at LIBOR plus 1.55%, maturing March 31, 2024	$—	$190,000
$300M Term Loan A, interest at LIBOR plus 2.25%, original maturity March 31, 2025	—	300,000
$500M Term Loan B, interest at LIBOR plus 2.00%, maturing May 11, 2024	373,750	376,250
$600M Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	600,000
$700M Senior Notes, interest at 4.75%, maturing October 15, 2027	700,000	700,000
$800M Gaylord Rockies Term Loan, interest at LIBOR plus 2.50%, maturing July 2, 2023	800,000	800,000
$300M OEG Term Loan, interest at SOFR plus 5.00%, maturing June 16, 2029 (Note 2)	300,000	—
$65M OEG Revolver, interest at SOFR plus 4.75%, maturing June 16, 2027 (Note 2)	—	—
Block 21 CMBS Loan, interest at 5.58%, maturing January 5, 2026	135,950	—
Finance lease obligations	771	884
Unamortized deferred financing costs	(33,702)	(32,203)
Unamortized premium (discount)	(13,747)	1,888
Total debt	$2,863,022	$2,936,819

Amounts due within one year consist of the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, amortization payments for the $300 million OEG Term Loan of 1.0% of the original principal balance, and amortization of the Block 21 CMBS Loan (as defined below) based on a 30-year amortization.

At June 30, 2022, there were no defaults under the covenants related to the Company’s outstanding debt based on the amended terms of the Company’s credit agreement.

As a result of the Company’s repayment of its $300 million term loan A with the proceeds from the OEG Term Loan, the Company recognized a loss on extinguishment of debt of $1.5 million in the three months and six months ended June 30, 2022. As a result of the Company’s February 2021 purchase and redemption of its previous $400 million 5% senior notes due 2023, the Company recognized a loss on extinguishment of debt of $2.9 million in the six months ended June 30, 2021.

Credit Facility

On April 4, 2022, the Company entered into Amendment No. 5 (the “Fifth Amendment”) to the Sixth Amended and Restated Credit Agreement dated as of October 31, 2019 (as amended prior to the Fifth Amendment, the “Existing Credit Agreement” and the Existing Credit Agreement, as amended by the Fifth Amendment, the “Credit Agreement”), among the Company, as a guarantor, its subsidiary RHP Hotel Properties, LP, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The Fifth Amendment provides for certain amendments to the Existing Credit Agreement, each of which was effective upon the closing of the OEG Transaction. These amendments include, among others, the exclusion of OEG and its subsidiaries from negative covenants and certain restrictions related to certain equity issuances, investments, acquisitions, dispositions and indebtedness; changes to certain financial covenant requirements through December 2022; and a requirement that, following January 1, 2023, the Company satisfy the financial covenants currently provided for in the Credit Agreement.

Block 21 CMBS Loan

At the closing of the purchase of Block 21 on May 31, 2022, a subsidiary of the Company assumed a $136 million, ten-year, non-recourse term loan secured by a mortgage on Block 21 (the “Block 21 CMBS Loan”). The Block 21 CMBS Loan has a fixed interest rate of 5.58% per annum, payable monthly, matures January 5, 2026, and payments are due monthly based on a 30-year amortization.

The Block 21 CMBS Loan contains customary financial covenants and other restrictions, including sponsor net worth and liquidity requirements, and debt service coverage ratio targets that Block 21 must meet in order to avoid a “Trigger Period,” the occurrence of which does not constitute a default. Block 21 was in a Trigger Period as of the date of its purchase by the Company. During the Trigger Period, any cash generated by Block 21 in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves will not be distributed to Block 21.

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

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $4.9 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next twelve months.

The estimated fair value of the Company’s derivative financial instruments at June 30, 2022 and December 31, 2021 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	June 30,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2022	2021
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	$1,380	$(733)
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	1,380	(733)
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	1,380	(733)
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	$ 87,500	1,371	(742)
Gaylord Rockies Term Loan	Interest Rate Swap	1.6500%	1-month LIBOR	August 1, 2022	$ 800,000	44	(6,421)
Gaylord Rockies Term Loan	Interest Rate Swap	3.3410%	1-month LIBOR	August 1, 2023	$ 800,000	(604)	-
						$4,951	$(9,362)

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

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI			Reclassified from Accumulated
	on Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	June 30,		Accumulated OCI	June 30,
	2022	2021	into Income (Expense)	2022	2021
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$2,119	$(426)	Interest expense	$(2,175)	$(4,110)
Total derivatives	$2,119	$(426)		$(2,175)	$(4,110)

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from Accumulated
	Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Six Months Ended		Reclassified from	Six Months Ended
	June 30,		Accumulated OCI	June 30,
	2022	2021	into Income (Expense)	2022	2021
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$8,189	$176	Interest expense	$(6,124)	$(8,111)
Total derivatives	$8,189	$176		$(6,124)	$(8,111)

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended June 30, 2022 and 2021 was $34.0 million and $29.8 million, respectively, and for the six months ended June 30, 2022 and 2021 was $65.9 million and $60.6 million, respectively.

At June 30, 2022, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.0 million. As of June 30, 2022, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $1.0 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

10. DEFERRED MANAGEMENT RIGHTS PROCEEDS:

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

11. LEASES:

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

The Company’s lease costs for the three months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$3,809	$3,243	$7,345	$6,370
Finance lease cost:
Amortization of right-of-use assets	30	37	61	74
Interest on lease liabilities	10	10	18	21
Net lease cost	$3,849	$3,290	$7,424	$6,465

Future minimum lease payments under non-cancelable leases at June 30, 2022 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$7,046	$232
Year 2	6,893	106
Year 3	6,746	46
Year 4	6,786	46
Year 5	6,841	46
Years thereafter	561,701	497
Total future minimum lease payments	596,013	973
Less amount representing interest	(481,003)	(202)
Total present value of minimum payments	$115,010	$771

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	47.6	years
Finance leases	11.2	years
Weighted-average discount rate:
Operating leases	6.8%
Finance leases	4.0%

12. STOCK PLANS:

During the six months ended June 30, 2022, the Company granted 0.2 million restricted stock units with a weighted-average grant date fair value of $83.18 per unit. There were 0.6 million restricted stock units outstanding at each of June 30, 2022 and December 31, 2021, respectively.

Compensation expense for the Company’s stock-based compensation plans was $3.7 million and $3.1 million for the three months ended June 30, 2022 and 2021, respectively, and $7.4 million and $5.7 million for the six months ended June 30, 2022 and 2021, respectively.

13. PENSION PLANS:

Net periodic pension expense reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest cost	$540	$478	$1,066	$950
Expected return on plan assets	(1,031)	(1,028)	(2,062)	(2,047)
Amortization of net actuarial loss	223	295	423	584
Net settlement loss	853	566	853	566
Total net periodic pension expense	$585	$311	$280	$53

As a result of increased lump-sum distributions from the Company’s qualified retirement plan during 2022 and 2021, a net settlement loss of $0.9 million and $0.6 million was recognized in the three months and six months ended June 30, 2022 and 2021, respectively.

In addition, the increase in lump-sum distributions required the Company to re-measure its liability under its pension plan as of June 30, 2022. As a result of the re-measurement, including a reduction in the valuation of plan assets during 2022, partially offset by an increase in the pension plan’s assumed discount rate from 2.42% at December 31, 2021 to 4.23% at June 30, 2022, the Company recorded a $6.4 million increase to its liability under the pension plan and a corresponding increase in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet at June 30, 2022.

14. INCOME TAXES:

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

For each of the three months and six months ended June 30, 2022, the Company recorded an income tax provision of $17.6 million related to its TRSs.

For the three months and six months ended June 30, 2021, the Company recorded an income tax provision of $1.6 million and $5.6 million, respectively. The income tax provision for the six months ended June 30, 2021 includes the recording of a valuation allowance of $3.6 million related to the Company’s reassessment of the realizability of its deferred tax assets due to the impact of the COVID-19 pandemic.

At June 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits.

15. COMMITMENTS AND CONTINGENCIES:

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

In connection with the purchase of Block 21, the Company provided (i) limited guarantees to the Block 21 lenders under the Block 21 CMBS Loan via a guaranty agreement, a guaranty of completion agreement and an environmental indemnity, and (2) a letter of credit drawable by the Block 21 lenders in the event of a default of the Block 21 CMBS Loan.

In April 2019, a subsidiary of the Company entered into a joint venture with Gray Television, Inc. that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle, Circle. The Company acquired a 50% equity interest in this joint venture and has made capital contributions of $27.0 million. In addition, the Company intends to contribute up to an additional $6.0 million through December 31, 2022 for working capital needs. The Company accounts for its investment in this joint venture under the equity method of accounting.

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

16. EQUITY:

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At June 30, 2022, 0.4 million outstanding OP Units, or less than 1% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheet. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

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

No shares were issued under the ATM Agreement during the six months ended June 30, 2022.

17. FAIR VALUE MEASUREMENTS:

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

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, were as follows (in thousands):

		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$28,516	$28,516	$—	$—
Variable to fixed interest rate swaps	5,555	—	5,555	—
Total assets measured at fair value	$34,071	$28,516	$5,555	$—

Variable to fixed interest rate swaps	$604	$—	$604	$—
Total liabilities measured at fair value	$604	$—	$604	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$31,183	$31,183	$—	$—
Total assets measured at fair value	$31,183	$31,183	$—	$—

Variable to fixed interest rate swaps	$9,362	$—	$9,362	$—
Total liabilities measured at fair value	$9,362	$—	$9,362	$—

The remainder of the assets and liabilities held by the Company at June 30, 2022 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximates fair value, except as described below.

The Company has outstanding $600.0 million in aggregate principal amount of $600 million 4.50% senior notes. The carrying value of these notes at June 30, 2022 was $591.2 million, net of unamortized deferred financing costs (“DFCs”). The fair value of these notes, based upon quoted market prices (Level 1), was $509.0 million at June 30, 2022.

The Company has outstanding $700.0 million in aggregate principal amount of $700 million 4.75% senior notes. The carrying value of these notes at June 30, 2022 was $693.1 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $621.9 million at June 30, 2022.

See Note 3, “Block 21 Transaction,” for additional disclosures related to the fair value measurements used in accounting for the purchase of Block 21.

18. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s operations are organized into three principal business segments:

●	Hospitality, which includes the Gaylord Hotels properties, the Inn at Opryland and the AC Hotel;
●	Entertainment, which includes the OEG business, specifically the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Block 21, the Company’s equity investment in Circle, and the Company’s Nashville-based attractions; and
●	Corporate and Other, which includes the Company’s corporate expenses.

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Hospitality	$401,802	$135,688	$662,913	$205,490
Entertainment	68,402	35,173	106,426	49,546
Corporate and Other	—	—	—	—
Total	$470,204	$170,861	$769,339	$255,036

Depreciation and amortization:
Hospitality	$52,016	$50,487	$104,287	$99,635
Entertainment	4,492	3,621	8,044	7,222
Corporate and Other	207	565	412	1,131
Total	$56,715	$54,673	$112,743	$107,988

Operating income (loss):
Hospitality	$100,573	$(27,100)	$116,241	$(90,562)
Entertainment	18,240	5,913	20,981	(2,006)
Corporate and Other	(12,624)	(9,543)	(22,386)	(17,637)
Preopening costs	(221)	(217)	(525)	(616)
Gain (loss) on sale of assets	—	—	(469)	317
Total operating income (loss)	105,968	(30,947)	113,842	(110,504)

Interest expense	(33,958)	(29,847)	(65,895)	(60,643)
Interest income	1,379	1,451	2,760	2,821
Loss on extinguishment of debt	(1,547)	—	(1,547)	(2,949)
Loss from unconsolidated joint ventures	(3,001)	(1,910)	(5,628)	(3,519)
Other gains and (losses), net	(283)	(173)	164	201
Income (loss) before income taxes	$68,558	$(61,426)	$43,696	$(174,593)

	June 30,	December 31,
	2022	2021
Identifiable assets:
Hospitality	$3,218,334	$3,266,679
Entertainment	480,250	214,270
Corporate and Other	166,116	99,576
Total identifiable assets	$3,864,700	$3,580,525

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the anticipated impact of the novel coronavirus disease (COVID-19) pandemic on future travel, transient and group demand, our results of operations and liquidity, and efforts to rebook customers for future dates; (ii) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) the suspension of our dividend and our dividend policy, including the frequency and amount of any dividend we may pay; (v) our strategic goals and potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our use of cash during the remainder of 2022; (x) our ability to borrow available funds under our credit facility; (xi) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xii) the effects of inflation and increased costs on our business; and (xiii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

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

We also own and operate media and entertainment assets including the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 96 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; two Nashville-based assets managed by Marriott – the Wildhorse Saloon and the General Jackson Showboat; and as of May 31, 2022, Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”). We also own a 50% interest in a joint venture that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”). See “OEG Transaction” below for additional disclosure regarding our sale of a 30% interest in the business effective June 16, 2022.

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

Impact of COVID-19 Pandemic

The COVID-19 pandemic has been and continues to be a complex and evolving situation, causing unprecedented levels of disruption of our business. Although our assets are currently open and operating without capacity restrictions and business levels continue to recover, there remains significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on our future results of operations and financial position.

The majority of our businesses have been open and operating throughout 2021 and 2022. However, Gaylord National remained closed during the first half of 2021 and reopened July 1, 2021. The Grand Ole Opry and Ryman Auditorium reopened for full-capacity publicly attended performances in May 2021. In addition, subsequent to the December 2020 downtown Nashville bombing, the Wildhorse saloon reopened in April 2021.

Cancelled room nights in the six months ended June 30, 2022 decreased 49% from the six months ended June 30, 2021. Occupancy and average daily rate (“ADR”) increased 35.4 points of occupancy and 17.4%, respectively, in the six months ended June 30, 2022 as compared to the same period in 2021. Outside-the-room spend in the six months ended June 30, 2022 increased 246.8% compared to the same period in 2021.

Group stays have steadily increased in 2021 and 2022 and group nights on the books at June 30, 2022 for the next five years is approximately 98% of total group room nights that were on the books at June 30, 2019 for the corresponding following five years. In addition, the ADR of group room nights on the books at June 30, 2022 is almost 8% higher than the ADR of the corresponding group room nights at June 30, 2019.

Throughout the COVID-19 pandemic, we have continued to pay all required debt service payments on our indebtedness, lease payments, taxes and other payables. At June 30, 2022, we had $754.6 million available for borrowing under our revolving credit facility and the OEG revolving credit facility and $179.2 million in unrestricted cash on hand. Our regular quarterly dividend is currently suspended. Our board of directors will consider a future dividend as permitted by our credit agreement and subject to our board of directors’ determinations as to the amount of distributions and the timing thereof.

For additional discussion of the impact of the COVID-19 pandemic on our business, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

OEG Transaction

As more fully described in Note 2, “OEG Transaction,” to the condensed consolidated financial statements included herein, on June 16, 2022, we and certain of our subsidiaries, including OEG Attractions Holdings, LLC, which directly or indirectly owns the assets that comprise our Entertainment Segment (“OEG”), consummated the transactions pursuant to an investment agreement (the “Investment Agreement”) with Atairos Group, Inc. (“Atairos”) and A-OEG Holdings, LLC, an affiliate of Atairos (the “OEG Investor”) and pursuant to which OEG issued and sold to the OEG Investor, and the OEG Investor acquired, 30% of the equity interests of OEG for approximately $296.0 million (the “OEG Transaction”). The purchase price for the OEG Transaction may be increased by $30.0 million if OEG achieves certain financial objectives in 2023 or 2024.

We retained a controlling 70% equity interest in OEG and will continue to consolidate OEG and the other subsidiaries comprising our Entertainment segment in our consolidated financial statements. After the payment of transaction expenses, we used substantially all of the net proceeds from the OEG Transaction, together with the net proceeds we received from the OEG Term Loan (as defined below), to repay the outstanding balance of our existing $300 million term loan A and to pay down substantially all borrowings outstanding under our revolving credit facility.

In connection with the OEG Transaction, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a credit agreement (the “OEG Credit Agreement”) with JPMorgan Chase Bank, N.A. that provides for (i) a senior secured term loan facility in an aggregate principal amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million (the “OEG Revolver”). The OEG Term Loan matures on June 16, 2029 and the OEG Revolver matures on June 16, 2027. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 4.00% or (b) Adjusted Term SOFR plus 5.00% (all as specifically more described in the OEG Credit Agreement). The OEG Revolver bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 3.75% or (b) Adjusted Term SOFR plus 4.75%, which shall be subject to reduction in the applicable margin based upon OEG’s First Lien Leverage Ratio (all as specifically more described in the OEG Credit Agreement). The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21 and Circle, as more specifically described in the OEG Credit Agreement). No revolving credit advances were made under the OEG Revolver at closing.

Block 21 Acquisition

On May 31, 2022, we purchased Block 21 for a stated purchase price of $260 million, as subsequently adjusted to $255 million pursuant to the terms of the purchase agreement, which includes the assumption of approximately $136 million of existing mortgage debt. Block 21 is the home of the Austin City Limits Live at The Moody Theater (“ACL Live”), a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin Hotel, the 3TEN at ACL Live club and approximately 53,000 square feet of other Class A commercial space. We funded the cash portion of the purchase price with cash on hand and borrowings under our revolving credit facility. Block 21 assets are reflected in our Entertainment segment as of May 31, 2022.

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

Circle

In 2019, we acquired a 50% equity interest in Circle, and we have made $27.0 million in capital contributions through June 30, 2022. In addition, we intend to contribute up to an additional $6.0 million in the remainder of 2022 for working capital needs. Circle launched its broadcast network on January 1, 2020, with sixteen original shows and two major distribution partnerships. As of July 2022, Circle is available to more than 70% of U.S. television households via over-the-air and cable television and is available through multiple online streaming services covering over 193 million monthly average users.

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

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in six Ole Red locations, as well as Circle, and purchased Block 21. Further, as discussed above, we recently completed the OEG Transaction, which we believe will expand the distribution of our OEG brands.

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

Our Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Block 21, our equity investment in Circle, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three months and six months ended June 30, 2022 and 2021, our total revenues were divided among these business segments as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2022	2021	2022	2021
Hospitality	85%	79%	86%	81%
Entertainment	15%	21%	14%	19%
Corporate and Other	0%	0%	0%	0%

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

For the three months and six months ended June 30, 2022 and 2021, the method of calculation of these indicators has not been changed as a result of the COVID-19 pandemic and the Gaylord National closure and is consistent with historical periods. As such, performance metrics include closed hotel room nights available.

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

The closure and pandemic-constrained business levels of our Gaylord Hotels properties have resulted in the significant decrease in performance reflected in these key performance indicators and non-GAAP financial measures for the three months and six months ended June 30, 2021, as compared to the current period and historical periods prior to 2020.

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and six months ended June 30, 2022 and 2021. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended June 30,				Six Months Ended June 30,
	2022	%	2021	%	2022	%	2021	%
REVENUES:
Rooms	$161,506	34.3%	$61,971	36.3%	$263,099	34.2%	$90,199	35.4%
Food and beverage	188,083	40.0%	45,619	26.7%	300,199	39.0%	63,794	25.0%
Other hotel revenue	52,213	11.1%	28,098	16.4%	99,615	12.9%	51,497	20.2%
Entertainment	68,402	14.5%	35,173	20.6%	106,426	13.8%	49,546	19.4%
Total revenues	470,204	100.0%	170,861	100.0%	769,339	100.0%	255,036	100.0%
OPERATING EXPENSES:
Rooms	41,238	8.8%	15,039	8.8%	71,374	9.3%	24,516	9.6%
Food and beverage	97,489	20.7%	33,748	19.8%	168,818	21.9%	53,077	20.8%
Other hotel expenses	99,284	21.1%	61,365	35.9%	185,927	24.2%	115,922	45.5%
Hotel management fees, net	11,202	2.4%	2,149	1.3%	16,266	2.1%	2,902	1.1%
Entertainment	45,670	9.7%	25,639	15.0%	77,401	10.1%	44,330	17.4%
Corporate	12,417	2.6%	8,978	5.3%	21,974	2.9%	16,506	6.5%
Preopening costs	221	0.0%	217	0.1%	525	0.1%	616	0.2%
Gain (loss) on sale of assets	—	—%	—	—%	469	0.1%	(317)	(0.1)%
Depreciation and amortization:
Hospitality	52,016	11.1%	50,487	29.5%	104,287	13.6%	99,635	39.1%
Entertainment	4,492	1.0%	3,621	2.1%	8,044	1.0%	7,222	2.8%
Corporate and Other	207	0.0%	565	0.3%	412	0.1%	1,131	0.4%
Total depreciation and amortization	56,715	12.1%	54,673	32.0%	112,743	14.7%	107,988	42.3%
Total operating expenses	364,236	77.5%	201,808	118.1%	655,497	85.2%	365,540	143.3%
OPERATING INCOME (LOSS):
Hospitality	100,573	25.0%	(27,100)	(20.0)%	116,241	17.5%	(90,562)	(44.1)%
Entertainment	18,240	26.7%	5,913	16.8%	20,981	19.7%	(2,006)	(4.0)%
Corporate and Other	(12,624)	(A)	(9,543)	(A)	(22,386)	(A)	(17,637)	(A)
Preopening costs	(221)	(0.0)%	(217)	(0.1)%	(525)	(0.1)%	(616)	(0.2)%
Gain (loss) on sale of assets	—	—%	—	—%	(469)	(0.1)%	317	0.1%
Total operating income (loss)	105,968	22.5%	(30,947)	(18.1)%	113,842	14.8%	(110,504)	(43.3)%
Interest expense	(33,958)	(A)	(29,847)	(A)	(65,895)	(A)	(60,643)	(A)
Interest income	1,379	(A)	1,451	(A)	2,760	(A)	2,821	(A)
Loss on extinguishment of debt	(1,547)	(A)	—	(A)	(1,547)	(A)	(2,949)	(A)
Loss from unconsolidated joint ventures	(3,001)	(A)	(1,910)	(A)	(5,628)	(A)	(3,519)	(A)
Other gains and (losses), net	(283)	(A)	(173)	(A)	164	(A)	201	(A)
Provision for income taxes	(17,634)	(A)	(1,623)	(A)	(17,569)	(A)	(5,577)	(A)
Net income (loss)	50,924	(A)	(63,049)	(A)	26,127	(A)	(180,170)	(A)
Net (income) loss attributable to noncontrolling interest in consolidated joint venture	(280)	(A)	4,708	(A)	(280)	(A)	16,501	(A)
Net (income) loss attributable to noncontrolling interest in the Operating Partnership	(360)	(A)	422	(A)	(184)	(A)	1,229	(A)
Net income (loss) available to common stockholders	$50,284	(A)	$(57,919)	(A)	$25,663	(A)	$(162,440)	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months and six months ended June 30, 2022 and 2021 (in thousands, except percentages and per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2022	2021	Change	2022	2021	Change
Total revenues	$470,204	$170,861	175.2%	$769,339	$255,036	201.7%
Total operating expenses	364,236	201,808	80.5%	655,497	365,540	79.3%
Operating income (loss)	105,968	(30,947)	442.4%	113,842	(110,504)	203.0%
Net income (loss)	50,924	(63,049)	180.8%	26,127	(180,170)	114.5%
Net income (loss) available to common stockholders	50,284	(57,919)	186.8%	25,663	(162,440)	115.8%
Net income (loss) available to common stockholders per share - diluted	0.91	(1.05)	186.7%	0.46	(2.95)	115.6%

Total Revenues

The increase in our total revenues for the three months ended June 30, 2022, as compared to the same period in 2021, is attributable to increases in our Hospitality segment and Entertainment segment of $266.1 million and $33.2 million, respectively. The increase in our total revenues for the six months ended June 30, 2022, as compared to the same period in 2021, is attributable to increases in our Hospitality segment and Entertainment segment of $457.4 million and $56.9 million, respectively.

Total Operating Expenses

The increase in our total operating expenses for the three months ended June 30, 2022, as compared to the same period in 2021, is primarily the result of increases in our Hospitality segment and Entertainment segment of $136.9 million and $20.0 million, respectively. The increase in our total operating expenses for the six months ended June 30, 2022, as compared to the same period in 2021, is primarily the result of increases in our Hospitality segment and Entertainment segment of $246.0 million and $33.1 million, respectively.

Net Income (Loss)

Our net income of $50.9 million for the three months ended June 30, 2022, as compared to a net loss of $63.0 million for the same period in 2021, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $16.0 million increase in provision for income taxes in the 2022 period.
●	A $4.1 million increase in interest expense in the 2022 period.

Our net income of $26.1 million for the six months ended June 30, 2022, as compared to a net loss of $180.2 million for the same period in 2021, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $12.0 million increase in provision for income taxes in the 2022 period.
●	A $5.3 million increase in interest expense in the 2022 period.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and six months ended June 30, 2022 and 2021 (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2022	2021	Change		2022	2021	Change
Revenues:
Rooms	$161,506	$61,971	160.6%		$263,099	$90,199	191.7%
Food and beverage	188,083	45,619	312.3%		300,199	63,794	370.6%
Other hotel revenue	52,213	28,098	85.8%		99,615	51,497	93.4%
Total hospitality revenue	401,802	135,688	196.1%		662,913	205,490	222.6%
Hospitality operating expenses:
Rooms	41,238	15,039	174.2%		71,374	24,516	191.1%
Food and beverage	97,489	33,748	188.9%		168,818	53,077	218.1%
Other hotel expenses	99,284	61,365	61.8%		185,927	115,922	60.4%
Management fees, net	11,202	2,149	421.3%		16,266	2,902	460.5%
Depreciation and amortization	52,016	50,487	3.0%		104,287	99,635	4.7%
Total Hospitality operating expenses	301,229	162,788	85.0%		546,672	296,052	84.7%
Hospitality operating income (loss) (1)	$100,573	$(27,100)	471.1%		$116,241	$(90,562)	228.4%
Hospitality performance metrics (2):
Occupancy	72.7%	32.9%	39.8	pts	60.1%	24.7%	35.4	pts
ADR	$234.50	$202.12	16.0%		$232.41	$197.97	17.4%
RevPAR (3)	$170.46	$66.51	156.3%		$139.61	$48.98	185.0%
Total RevPAR (4)	$424.07	$145.63	191.2%		$351.76	$111.58	215.3%
Net Definite Group Room Nights Booked (5)	413,042	371,540	11.2%		578,710	337,831	71.3%
(1)	Hospitality segment operating loss does not include preopening costs of $0.2 million and $0.6 million in the three months and six months ended June 30, 2021, respectively. Hospitality segment operating loss also does not include gain on sale of assets of $0.3 million in the six months ended June 30, 2021. See discussion of these items below.
(2)	Hospitality segment metrics include the addition of 302 additional guest rooms at Gaylord Palms beginning in June 2021.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Net definite group room nights booked includes approximately 72,000 and 169,000 group room cancellations in the three months ended June 30, 2022 and 2021, respectively, and 250,000 and 490,000 group room cancellations in the six months ended June 30, 2022 and 2021, respectively.

Total Hospitality segment revenues in the three months and six months ended June 30, 2022 include $15.4 million and $35.0 million, respectively, in attrition and cancellation fee revenue, an increase of $7.8 million and $17.3 million, respectively, from the 2021 period. Since the beginning of 2020, we have recorded $116.3 million in attrition and cancellation fee revenue.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Group	74%	37%	71%	31%
Transient	26%	63%	29%	69%

Other hotel expenses for the three months and six months ended June 30, 2022 and 2021 consist of the following (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2022	2021	Change	2022	2021	Change
Administrative employment costs	$37,604	$18,757	100.5%	$70,816	$36,379	94.7%
Utilities	9,690	6,542	48.1%	17,237	12,151	41.9%
Property taxes	9,549	7,780	22.7%	19,020	17,179	10.7%
Other	42,441	28,286	50.0%	78,854	50,213	57.0%
Total other hotel expenses	$99,284	$61,365	61.8%	$185,927	$115,922	60.4%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months and six months ended June 30, 2022, as compared to the same periods in 2021, primarily due to an increase at Gaylord National, which reopened on July 1, 2021, as well as increases at each of our other Gaylord Hotels properties associated with increased business levels. Utility costs increased during the three months and six months ended June 30, 2022, as compared to the same periods in 2021, primarily due to an increase at Gaylord National, which reopened on July 1, 2021, as well as slight increases at our other Gaylord Hotels properties associated with increased usage. Property taxes increased during the three months and six months ended June 30, 2022, as compared to the 2021 periods, primarily due to an increase at Gaylord Palms as a result of increased property taxes related to the 2021 expansion. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three months and six months ended June 30, 2022, as compared to the same periods in 2021, primarily as a result of various increases at each of our Gaylord Hotels properties.

Each of our management agreements with Marriott for our Gaylord Hotels properties, excluding Gaylord Rockies, requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties, excluding Gaylord Rockies, calculated on a pooled basis. The Gaylord Rockies’s management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. In the three months ended June 30, 2022 and 2021, we incurred $9.0 million and $2.9 million, respectively, and in the six months ended June 30, 2022 and 2021, we incurred $14.6 million and $4.5 million, respectively, related to base management fees for our Hospitality segment. In the three months ended June 30, 2022 and 2021, we incurred $3.0 million and $0, respectively, and in the six months ended June 30, 2022 and 2021, we incurred $3.2 million and $0, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 10, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three months and six months ended June 30, 2022, as compared to the same period in 2021, primarily as a result of the expansion of Gaylord Palms and the rooms renovation at Gaylord National and the associated increase in depreciable asset levels.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and six months ended June 30, 2022 and 2021. The Gaylord Hotels properties experienced higher levels of attrition and cancellations and lower occupancy levels, which are directly related to the COVID-19 pandemic, in the three months and six months ended June 30, 2021. Therefore, the property-level financial results for the three months and six months ended June 30, 2021 are not comparable to historical periods or the 2022 periods. Total revenue at each of our Gaylord Hotels properties was lower than that of historical periods for the three months and six months ended June 30, 2021 due to the COVID-19 pandemic. Operating costs at each of our Gaylord Hotels properties were lower for the three months and six months ended June 30, 2021 as a result of cost containment initiatives and lower variable costs due to lower occupancies due to the COVID-19 pandemic.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and six months ended June 30, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2022	2021	Change		2022	2021	Change
Revenues:
Rooms	$46,125	$22,832	102.0%		$76,531	$32,806	133.3%
Food and beverage	42,469	12,519	239.2%		69,508	17,906	288.2%
Other hotel revenue	16,903	9,651	75.1%		32,977	16,049	105.5%
Total revenue	105,497	45,002	134.4%		179,016	66,761	168.1%
Operating expenses:
Rooms	11,461	4,990	129.7%		19,703	8,196	140.4%
Food and beverage	21,672	8,776	146.9%		38,585	14,595	164.4%
Other hotel expenses	28,324	18,831	50.4%		51,174	34,857	46.8%
Management fees, net	3,612	650	455.7%		4,982	842	491.7%
Depreciation and amortization	8,557	8,554	0.0%		17,146	17,137	0.1%
Total operating expenses (1)	73,626	41,801	76.1%		131,590	75,627	74.0%
Performance metrics:
Occupancy	75.1%	40.2%	34.9	pts	62.0%	29.3%	32.7	pts
ADR	$233.68	$216.09	8.1%		$236.06	$214.22	10.2%
RevPAR	$175.51	$86.88	102.0%		$146.41	$62.76	133.3%
Total RevPAR	$401.42	$171.23	134.4%		$342.46	$127.71	168.2%
(1)	Gaylord Opryland operating expenses do not include a gain on sale of assets of $0.3 million in the six months ended June 30, 2021.

Gaylord Palms Results. Gaylord Palms results include 302 expansion rooms beginning in June 2021. The results of Gaylord Palms for the three months and six months ended June 30, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2022	2021	Change		2022	2021	Change
Revenues:
Rooms	$27,012	$14,643	84.5%		$49,024	$20,589	138.1%
Food and beverage	32,046	13,056	145.5%		59,442	16,774	254.4%
Other hotel revenue	9,231	5,003	84.5%		19,671	10,456	88.1%
Total revenue	68,289	32,702	108.8%		128,137	47,819	168.0%
Operating expenses:
Rooms	5,556	3,001	85.1%		10,047	4,654	115.9%
Food and beverage	16,823	8,109	107.5%		30,862	11,683	164.2%
Other hotel expenses	20,317	13,178	54.2%		39,135	24,394	60.4%
Management fees, net	1,809	515	251.3%		2,899	684	323.8%
Depreciation and amortization	5,566	5,302	5.0%		11,118	9,426	18.0%
Total operating expenses (1)	50,071	30,105	66.3%		94,061	50,841	85.0%
Performance metrics:
Occupancy	74.6%	52.2%	22.4	pts	65.1%	38.9%	26.2	pts
ADR	$231.53	$199.63	16.0%		$241.99	$197.28	22.7%
RevPAR	$172.78	$104.17	65.9%		$157.65	$76.82	105.2%
Total RevPAR	$436.80	$232.64	87.8%		$412.07	$178.42	131.0%
(1)	Gaylord Palms operating expenses do not include preopening costs of $0.2 million and $0.6 million in the three months and six months ended June 30, 2021. See discussion of this item below.

Gaylord Texan Results. The results of Gaylord Texan for the three months and six months ended June 30, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2022	2021	Change		2022	2021	Change
Revenues:
Rooms	$28,350	$14,672	93.2%		$49,258	$21,690	127.1%
Food and beverage	38,979	13,013	199.5%		65,129	18,122	259.4%
Other hotel revenue	10,336	6,384	61.9%		19,914	12,615	57.9%
Total revenue	77,665	34,069	128.0%		134,301	52,427	156.2%
Operating expenses:
Rooms	6,401	3,162	102.4%		11,361	5,143	120.9%
Food and beverage	20,174	9,317	116.5%		35,605	13,877	156.6%
Other hotel expenses	17,533	11,618	50.9%		33,160	21,795	52.1%
Management fees, net	2,081	500	316.2%		3,085	692	345.8%
Depreciation and amortization	5,742	6,194	(7.3)%		12,440	12,423	0.1%
Total operating expenses	51,931	30,791	68.7%		95,651	53,930	77.4%
Performance metrics:
Occupancy	74.3%	43.7%	30.6	pts	66.1%	33.2%	32.9	pts
ADR	$231.22	$203.43	13.7%		$226.94	$198.82	14.1%
RevPAR	$171.74	$88.88	93.2%		$150.02	$66.06	127.1%
Total RevPAR	$470.48	$206.39	128.0%		$409.04	$159.68	156.2%

Gaylord National Results. Gaylord National was closed from late March 2020 and reopened July 1, 2021. The results of Gaylord National for the three months and six months ended June 30, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2022	2021	Change		2022	2021	Change
Revenues:
Rooms	$29,317	$—	100.0%		$43,281	$—	100.0%
Food and beverage	36,316	34	106,711.8%		50,869	57	89,143.9%
Other hotel revenue	6,590	2,277	189.4%		10,660	3,511	203.6%
Total revenue (1)	72,223	2,311	3,025.2%		104,810	3,568	2,837.5%
Operating expenses:
Rooms	10,132	835	1,113.4%		17,482	1,035	1,589.1%
Food and beverage	18,955	1,149	1,549.7%		31,415	1,588	1,878.3%
Other hotel expenses	20,210	8,362	141.7%		35,673	16,814	112.2%
Management fees, net	1,242	(157)	891.1%		1,692	(334)	606.6%
Depreciation and amortization	8,860	7,173	23.5%		16,999	14,039	21.1%
Total operating expenses	59,399	17,362	242.1%		103,261	33,142	211.6%
Performance metrics:
Occupancy	64.2%	—%	64.2	pts	49.9%	—%	49.9	pts
ADR	$251.45	$—	100.0%		$240.22	$—	100.0%
RevPAR	$161.40	$—	100.0%		$119.80	$—	100.0%
Total RevPAR	$397.62	$12.72	3,025.9%		$290.11	$9.87	2,839.3%
(1)	Gaylord National revenue for the three months and six months ended June 30, 2021 consists primarily of attrition and cancellation fee revenue.

Gaylord Rockies Results. The results of Gaylord Rockies for the three months and six months ended June 30, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30, 2022				June 30,
			%				%
	2022	2021	Change		2022	2021	Change
Revenues:
Rooms	$24,648	$7,019	251.2%		$35,942	$11,134	222.8%
Food and beverage	37,207	6,602	463.6%		53,528	10,411	414.1%
Other hotel revenue	8,900	4,717	88.7%		16,072	8,763	83.4%
Total revenue	70,755	18,338	285.8%		105,542	30,308	248.2%
Operating expenses:
Rooms	6,237	2,207	182.6%		10,188	4,082	149.6%
Food and beverage	19,091	6,008	217.8%		30,986	10,747	188.3%
Other hotel expenses	10,460	7,648	36.8%		22,515	14,674	53.4%
Management fees, net	2,102	133	1,480.5%		3,124	588	431.3%
Depreciation and amortization	22,650	22,617	0.1%		45,298	45,308	(0.0)%
Total operating expenses	60,540	38,613	56.8%		112,111	75,399	48.7%
Performance metrics:
Occupancy	76.6%	25.7%	50.9	pts	58.0%	21.6%	36.4	pts
ADR	$235.69	$199.69	18.0%		$228.22	$189.92	20.2%
RevPAR	$180.45	$51.38	251.2%		$132.29	$40.98	222.8%
Total RevPAR	$518.01	$134.25	285.9%		$388.48	$111.55	248.3%

Entertainment Segment

Total Segment Results. Due to the COVID-19 pandemic, we temporarily closed our Entertainment segment assets in mid-March 2020 and they did not return to full capacity until May 2021. In addition, subsequent to the December 2020 downtown Nashville bombing, the Wildhorse Saloon reopened in April 2021. Therefore, Entertainment segment financial results for the three months and six months ended June 30, 2022 are not comparable to the corresponding 2021 period and the results for 2021 are not comparable to historical periods because of the COVID-19 pandemic. The following presents the financial results of our Entertainment segment for the three months and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2022	2021	Change	2022	2021	Change
Revenues	$68,402	$35,173	94.5%	$106,426	$49,546	114.8%
Operating expenses	45,670	25,639	78.1%	77,401	44,330	74.6%
Depreciation and amortization	4,492	3,621	24.1%	8,044	7,222	11.4%
Operating income (loss) (1)	$18,240	$5,913	208.5%	$20,981	$(2,006)	1,145.9%
(1)	Entertainment segment operating income does not include preopening costs of $0.2 million and $0.5 million in the three months and six months ended June 30, 2022, respectively. See discussion of this item below.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2022	2021	Change	2022	2021	Change
Operating expenses (1)	$12,417	$8,978	38.3%	$21,974	$16,506	33.1%
Depreciation and amortization	207	565	(63.4)%	412	1,131	(63.6)%
Operating loss	$(12,624)	$(9,543)	(32.3)%	$(22,386)	$(17,637)	(26.9)%
(1)	Corporate segment operating expenses do not include a loss on sale of assets of $0.5 million in the six months ended June 30, 2022.

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses increased in the three months and six months ended June 30, 2022, as compared to the prior year periods, primarily as a result of increased employment expenses.

Operating Results – Preopening Costs

Preopening costs during the three months and six months ended June 30, 2022 primarily include costs associated with Ole Red Nashville International Airport, which was completed in May 2022. Preopening costs during the three months and six months ended June 30, 2021 primarily include costs associated with the Gaylord Palms expansion, which was completed in April 2021.

Operating Results – Gain (Loss) on Sale of Assets

Loss on sale of assets during the six months ended June 30, 2022 includes the sale of a parcel of land in Nashville, Tennessee. Gain on sale of assets during the six months ended June 30, 2021 includes the sale of certain assets at Gaylord Opryland.

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the three months and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2022	2021	Change	2022	2021	Change
Interest expense	$33,958	$29,847	13.8%	$65,895	$60,643	8.7%
Interest income	1,379	1,451	(5.0)%	2,760	2,821	(2.2)%
Loss on extinguishment of debt	(1,547)	—	(100.0)%	(1,547)	(2,949)	47.5%
Loss from unconsolidated joint ventures	(3,001)	(1,910)	(57.1)%	(5,628)	(3,519)	(59.9)%
Other gains and (losses), net	(283)	(173)	(63.6)%	164	201	(18.4)%
Provision for income taxes	(17,634)	(1,623)	(986.5)%	(17,569)	(5,577)	(215.0)%

Interest Expense

Interest expense increased $4.1 million and $5.3 million during the three months and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, due primarily to the new OEG Term Loan and the Block 21

CMBS loan, as well as the prior year including $1.5 million and $2.9 million, respectively, in capitalized interest that did not recur in 2022.

Cash interest expense increased $2.3 million to $31.6 million in the three months and increased $2.0 million to $61.4 million in the six months ended June 30, 2022, as compared to the same periods in 2021. Non-cash interest expense, which includes amortization and write-off of deferred financing costs and is offset by capitalized interest, increased $1.8 million to $2.4 million in the three months and increased $3.2 million to $4.5 million in the six months ended June 30, 2022, as compared to the same periods in 2021.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 4.5% and 4.3% for the three months ended June 30, 2022 and 2021, respectively, and 4.4% and 4.5% for the six months ended June 30, 2022 and 2021, respectively.

Interest Income

Interest income for the three months and six months ended June 30, 2022 and 2021 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 8, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

As a result of our repayment of our $300 million term loan A with the proceeds from the OEG Term Loan, we recognized a loss on extinguishment of debt of $1.5 million in the three months and six months ended June 30, 2022.

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

Loss from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for the three months and six months ended June 30, 2022 and 2021 represents our equity method share of losses associated with Circle.

Other Gains and (Losses), net

Other gains and (losses), net for the three months and six months ended June 30, 2022 and 2021 represents various miscellaneous items.

Provision for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

For each of the three months and six months ended June 30, 2022, we recorded an income tax provision of $17.6 million related to our TRSs.

For the three months and six months ended June 30, 2021, we recorded an income tax provision of $1.6 million and $5.6 million, respectively. The income tax provision for the six months ended June 30, 2021 includes the recording of a valuation allowance of $3.6 million related to our reassessment of the realizability of our deferred tax assets due to the impact of the COVID-19 pandemic.

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

The following is a reconciliation of our consolidated GAAP net income (loss) to EBITDAre and Adjusted EBITDAre for the three months and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$50,924	$(63,049)	$26,127	$(180,170)
Interest expense, net	32,579	28,396	63,135	57,822
Provision for income taxes	17,634	1,623	17,569	5,577
Depreciation and amortization	56,715	54,673	112,743	107,988
(Gain) loss on sale of assets	(142)	—	327	(317)
Pro rata EBITDAre from unconsolidated joint ventures	23	19	45	34
EBITDAre	157,733	21,662	219,946	(9,066)
Preopening costs	221	217	525	616
Non-cash lease expense	1,108	1,085	2,281	2,173
Equity-based compensation expense	3,654	3,146	7,440	5,668
Pension settlement charge	853	566	853	566
Interest income on Gaylord National bonds	1,339	1,404	2,679	2,725
Loss on extinguishment of debt	1,547	—	1,547	2,949
Transaction costs of acquisitions	1,170	75	1,348	75
Adjusted EBITDAre	167,625	28,155	236,619	5,706
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	(1,131)	273	(1,131)	1,017
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$166,494	$28,428	$235,488	$6,723

The following is a reconciliation of our consolidated GAAP net income (loss) to FFO and Adjusted FFO for the three months and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$50,924	$(63,049)	$26,127	$(180,170)
Noncontrolling interest in consolidated joint venture	(280)	4,708	(280)	16,501
Net income (loss) available to common shareholders and unit holders	50,644	(58,341)	25,847	(163,669)
Depreciation and amortization	56,685	54,636	112,682	107,914
Adjustments for noncontrolling interest	(233)	(3,139)	(233)	(11,069)
Pro rata adjustments from joint ventures	23	19	45	34
FFO available to common shareholders and unit holders	107,119	(6,825)	138,341	(66,790)
Right-of-use asset amortization	30	37	61	74
Non-cash lease expense	1,108	1,085	2,281	2,173
Pension settlement charge	853	566	853	566
(Gain) loss on other assets	—	—	469	(317)
Amortization of deferred financing costs	2,309	2,170	4,538	4,379
Amortization of debt discounts and premiums	61	(70)	(12)	(140)
Loss on extinguishment of debt	1,547	—	1,547	2,949
Adjustments for noncontrolling interest	(32)	(77)	(32)	(294)
Transaction costs of acquisitions	1,170	75	1,348	75
Deferred tax expense	710	1,392	295	5,173
Adjusted FFO available to common shareholders and unit holders	$114,875	$(1,647)	$149,689	$(52,152)

Liquidity and Capital Resources

Cash Flows Provided By (Used In) Operating Activities. Historically, cash flow from operating activities has been the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the six months ended June 30, 2022, our net cash flows provided by operating activities were $127.6 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $156.8 million, offset by unfavorable changes in working capital of $29.2 million. The unfavorable changes in working capital primarily resulted from an increase in accounts receivable due to an increase in group business at our Gaylord Hotels properties, partially offset by a increase in accounts payable and accrued liabilities related to increased advanced ticket purchases at our OEG venues and advanced deposits on future hotel room stays.

During the six months ended June 30, 2021, with most of our hotels and other assets operating at limited capacity, our net cash flows used in operating activities were $27.9 million, primarily reflecting our net loss before depreciation expense, amortization expense and other non-cash charges of $53.4 million, partially offset by favorable changes in working capital of $25.5 million. The favorable changes in working capital primarily resulted from a decrease in property tax rebates receivable at Gaylord Rockies.

Cash Flows Used In Investing Activities. During the six months ended June 30, 2022, our primary uses of funds for investing activities were the use of $94.0 million in net cash to fund a portion of the purchase price of Block 21 and purchases of property and equipment, which totaled $24.7 million, and consisted primarily of a re-concepting of the food and beverage options at Gaylord National, enhancements at Gaylord Rockies to better position the property for our group customers, the construction of Ole Red Nashville International Airport, and ongoing maintenance capital expenditures for our existing properties.

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

Cash Flows Provided By Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and, prior to the COVID-19 pandemic, the payment of cash dividends. During the six months ended June 30, 2022, our net cash flows provided by financing activities were $62.8 million, primarily reflecting the net proceeds from the OEG Transaction of $286.5 million and the issuance of the OEG Term Loan and the repayment of our existing term loan A, partially offset by the net repayment of $204.7 million under our various debt agreements and the payment of $14.8 million in deferred financing costs.

During the six months ended June 30, 2021, our net cash flows provided by financing activities were $299.4 million, primarily reflecting net senior note borrowing of $200.0 million and net borrowings under our credit facility of $116.5 million, partially offset by the payment of $10.6 million in deferred financing costs.

Liquidity

At June 30, 2022, we had $179.2 million in unrestricted cash and $754.6 million available for borrowing under our revolving credit facility and the OEG revolving credit facility. During the six months ended June 30, 2022, we received net proceeds of $286.5 million related to the OEG Transaction, repaid $492.5 million under our existing debt agreements, borrowed $288.0 million under the new OEG Term Loan, paid $94.0 million in net cash for the purchase of Block 21 after the assumption of the Block 21 CMBS Loan and incurred capital expenditures of $24.7 million. These changes, and the cash flows provided by operations discussed above, were the primary factors in the increase in our cash balance from December 31, 2021 to June 30, 2022.

We anticipate investing in our operations during the remainder of 2022 by spending between approximately $60 million and $90 million in capital expenditures, which primarily includes enhancements at Gaylord Rockies to better position the property for our group customers, enhancements to the offerings at Block 21, the construction of Ole Red Las Vegas, and ongoing maintenance capital of our current facilities. In addition, we intend to contribute up to an additional $6.0 million in capital to the Circle joint venture for working capital needs. We currently have no debt maturities until July 2023. We believe we will be able to refinance our debt agreements prior to their maturities.

We believe that our cash on hand, together with amounts available for borrowing under our revolving credit facility and the OEG revolving credit facility, will be adequate to fund our general short-term commitments, as well as: (i) current operating expenses, (ii) interest expense on long-term debt obligations, (iii) financing lease and operating lease obligations, and (iv) the capital expenditures described above. Our ability to draw on our credit facilities is subject to the satisfaction of provisions of the credit facilities, as amended.

Our outstanding principal debt agreements are described below. At June 30, 2022, there were no defaults under the covenants related to our outstanding debt based on the amended terms of our credit agreement.

Principal Debt Agreements

Credit Facility. On October 31, 2019, we entered into a Sixth Amended and Restated Credit Agreement (the “Base Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, which amended and restated the Company’s existing credit facility. As amended, our credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), prior to its repayment on June 16, 2022, a $300.0 million senior secured term loan A (the “Term Loan A”), and a $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below. In 2020, we entered into three amendments (the “2020 Amendments”) to the Base Credit Agreement among the same parties, as discussed below. Additionally, we further amended the Base Credit Agreement in April 2021 and further in October 2021 to permit an acquisition during the Credit Agreement’s Restricted Period (as defined below) and an assumption of indebtedness, subject to certain conditions (such amendments, together with the 2020 Amendments, the “Amendments”; the Base Credit Agreement, as amended by the Amendments, the “Existing Credit Agreement”; the Existing Credit Agreement, as amended by the Fifth Amendment (as hereinafter defined), the “Credit Agreement”).

Each of the Revolver and Term Loan B is guaranteed by us, each of our subsidiaries that own the Gaylord Hotels properties, other than Gaylord Rockies, and certain of our other subsidiaries. Each is secured by (i) a first mortgage lien on the real property of each of our Gaylord Hotels properties, excluding Gaylord Rockies, (ii) pledges of equity interests in our subsidiaries that own the Gaylord Hotels properties, excluding Gaylord Rockies, (iii) pledges of equity interests in the Operating Partnership, our subsidiaries that guarantee the Credit Agreement, and certain other of our subsidiaries, (iv) our personal property and the personal property of the Operating Partnership and our guarantor subsidiaries and (v) all proceeds and products from our Gaylord Hotels properties, excluding Gaylord Rockies. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event one of the Gaylord Hotels properties is sold), excluding Gaylord Rockies. Assets of Gaylord Rockies are not subject to the liens of our credit facility.

Each of the Revolver and Term Loan B contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the Credit Agreement are as follows:

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

Beginning with the quarter ended June 30, 2022, we calculate compliance with the financial covenants in the Credit Agreement using a designated annualized calculation based on our most recently completed fiscal quarter. Thereafter, we will be required to satisfy financial covenants at the levels set forth in the Credit Agreement using a designated annualized calculation based on our most recently completed fiscal quarters, as applicable. Pursuant to the Amendments, we are required to use any proceeds from borrowings drawn until we demonstrate financial covenant compliance following the expiration of the Temporary Waiver Period (the “Restricted Period”) to fund operating expenses, debt service of the Company and its subsidiaries, and permitted capital expenditures and investments. We demonstrated such financial compliance in May 2022 and thereby ended the restricted period.

On April 4, 2022, we entered into Amendment No. 5 (the “Fifth Amendment”) to the Existing Credit Agreement, among the Company, as a guarantor, its subsidiary RHP Hotel Properties, LP, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The Fifth Amendment provides for certain amendments to the Existing Credit Agreement, each of which was effective upon the closing of the OEG Transaction. These amendments include, among others, the exclusion of OEG from negative covenants and certain restrictions related to certain equity issuances, investments, acquisitions, dispositions and indebtedness; changes to certain financial covenant requirements through December 2022; and a requirement that, following January 1, 2023, the Company satisfy the financial covenants currently provided for in the Credit Agreement.

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated, and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Revolving Credit Facility. The maturity date of the Revolver is March 31, 2024, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.40% to 1.95%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. At June 30, 2022, the interest rate on LIBOR-based borrowings under the Revolver is LIBOR plus 1.55%. Principal is payable in full at maturity.

At June 30, 2022, no amounts were outstanding under the Revolver, and the lending banks had issued $10.4 million of letters of credit under the Credit Agreement, which left $689.6 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $600 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”) and our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), which we met at June 30, 2022).

Term Loan A Facility. The original maturity date of the Term Loan A was March 31, 2025. Borrowings bore interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.35% to 1.90%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. As discussed below, in June 2022, we paid off the Term Loan A with proceeds from the OEG Term Loan.

Term Loan B Facility. The Term Loan B has a maturity date of May 11, 2024. The applicable interest rate margins for borrowings under the Term Loan B are, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set forth in the Credit Agreement. At June 30, 2022, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. We have designated these interest rate swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At June 30, 2022, $373.8 million in borrowings were outstanding under the Term Loan B.

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

$800 Million Term Loan (Gaylord Rockies). On July 2, 2019, Aurora Convention Center Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (“Tenant” and collectively, with Hotel Owner, the “Loan Parties”), subsidiaries of the entities that comprised the Gaylord Rockies joint venture, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced the Gaylord Rockies joint venture’s existing $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility and also includes the option for an additional $80.0 million of borrowing capacity should we pursue an expansion of Gaylord Rockies, which was announced in February 2020 but has been postponed as a result of the COVID-19 pandemic. The Gaylord Rockies Loan matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bears interest at LIBOR plus 2.50%. Simultaneous with closing, the Gaylord Rockies joint venture entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. Additionally, we have entered into an additional interest rate swap to fix the LIBOR portion of the interest rate at 3.3410% for the fourth year of the loan. We have designated these interest rate swaps as effective cash flow hedges.

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

OEG Credit Agreement. On June 16, 2022, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a credit agreement (the “OEG Credit Agreement”) among OEG Borrower, as borrower, OEG Finance, certain subsidiaries of OEG Borrower from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million (the “OEG Revolver”). The OEG Term Loan matures on June 16, 2029 and the OEG Revolver matures on June 16, 2027. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 4.00% or (b) Adjusted Term SOFR plus 5.00% (all as specifically more described in the OEG Credit Agreement). The OEG Revolver bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 3.75% or (b) Adjusted Term SOFR plus 4.75%, which shall be subject to reduction in the applicable margin based upon OEG’s First Lien Leverage Ratio (all as specifically more described in the OEG Credit Agreement). The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21 and Circle, as more specifically described in the OEG Credit Agreement). The net proceeds we received from the OEG Term Loan were used to repay the outstanding balance of our existing $300 million Term Loan A. No revolving credit advances were made under the OEG Revolver at closing.

Block 21 CMBS Loan. At the closing of the purchase of Block 21 on May 31, 2022, a subsidiary of the Company a assumed $136 million, ten-year, non-recourse term loan secured by a mortgage on Block 21 (the “Block 21 CMBS Loan”). The Block 21 CMBS Loan has a fixed interest rate of 5.58% per annum, payable monthly, matures January 5, 2026, and payments are due monthly based on a 30-year amortization.

The Block 21 CMBS Loan contains customary financial covenants and other restrictions, including sponsor net worth and liquidity requirements, and debt service coverage ratio targets that Block 21 must meet in order to avoid a “Trigger Period,” the occurrence of which does not constitute a default. Block 21 was in a Trigger Period as of our purchase date. During the Trigger Period, any cash generated in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves will not be distributed to Block 21.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at June 30, 2022 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2026 are $446.2 million. These estimated obligations are $66.8 million for the remainder of 2022, $117.5 million in 2023, $93.2 million in 2024, $88.2 million in 2025, and $80.5 million in 2026. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the interest we paid during 2021, 2020 and 2019.

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

June 30,
2022
Total assets	$1,608,011

Net payables due to non-guarantor subsidiaries	29,263
Other liabilities	1,789,650
Total liabilities	$1,818,913
Total noncontrolling interest	$24

Six Months Ended
June 30, 2022
Revenues from third-parties	$243
Revenues from non-guarantor subsidiaries	91,986
Operating expenses (excluding expenses to non-guarantor subsidiaries)	60,819
Expenses to non-guarantor subsidiaries	6,696
Operating income	24,714
Interest income from non-guarantor subsidiaries	12,332
Net loss	(10,712)
Net loss available to common stockholders	(11,176)

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, credit losses on financial assets, stock-based compensation, derivative financial instruments, depreciation and amortization, income taxes, pension plans, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no newly identified critical accounting policies in the first six months of 2022, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2022, borrowings under the OEG Term Loan bore interest at an annual rate of SOFR plus 5.00%. If SOFR were to increase by 100 basis points, our annual interest cost on the $300.0 million in borrowings outstanding under the OEG Term Loan at June 30, 2022 would increase by approximately $3.0 million.

Other than the above, there have been no material changes in our quantitative and qualitative market risks since December 31, 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

On May 31, 2022, we acquired Block 21 through a business combination. We are currently in the process of assessing Block 21’s internal control over financial reporting and integrating Block 21’s internal control over financial reporting with our existing internal control over financial reporting. As permitted by SEC regulations, we intend to exclude Block 21 from our assessment of internal control over financial reporting as of December 31, 2022 since we acquired Block 21 in May 2022.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to certain litigation in the ordinary course, as described in Note 15, “Commitments and Contingencies,” to our condensed consolidated financial statements included herein and which our management deems will not have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

Except as otherwise described herein, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

We may not realize the intended long-term economic benefits of the OEG Transaction or the Block 21 Acquisition.

An inability to realize the full extent of the anticipated long-term economic benefits of the OEG Transaction or the Block 21 Acquisition could have an adverse effect on our business, financial condition, results of operations and our public reputation.

We conduct the operations of our Entertainment segment through OEG and our ownership is subject to the terms of agreements with Atairos. Any disagreement with Atairos may adversely affect our interest in OEG.

The limited liability company agreement for OEG gives Atairos certain rights, including consent rights regarding certain major decisions, which may limit our flexibility with respect to OEG. Atairos may have economic or other business interests or goals which are inconsistent with ours, and we could become engaged in a dispute or disagreement with them that might affect our ability to develop or operate the Entertainment business in any manner in which we see fit, thereby adversely affecting our ownership interest in OEG.

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

10.2*

First Amendment to Investment Agreement, dated as of May 26, 2022, by and among the Company, OEG Attractions Holdings, LLC, RHP Hotels, LLC, RHP Hotel Properties, LP, A-OEG Holdings, LLC and Atairos Group, Inc.

10.3*

Second Amendment to Investment Agreement, dated as of June 15, 2022, by and among the Company, OEG Attractions Holdings, LLC, RHP Hotels, LLC, RHP Hotel Properties, LP, A-OEG Holdings, LLC and Atairos Group, Inc.

10.4

Second Amended and Restated Limited Liability Company Agreement for OEG Attractions Holdings, LLC dated June 16, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2022).

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

101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three months and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Equity (Deficit) (unaudited) for the three months and six months ended June 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: August 2, 2022	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer