Form 10-Q
period 2022-09-30
Ryman Hospitality Properties, Inc.
filed 2022-11-01
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2022
Common Stock, par value $.01	55,163,324 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2022

INDEX

Page

Part I - Financial Information	3

Item 1. Financial Statements.	3

Condensed Consolidated Balance Sheets (Unaudited) –September 30, 2022 and December 31, 2021	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) - For the Three Months and Nine Months Ended September 30, 2022 and 2021	4

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Nine Months Ended September 30, 2022 and 2021	5

Condensed Consolidated Statements of Equity (Deficit) and Noncontrolling Interest (Unaudited) - For the Three Months and Nine Months Ended September 30, 2022 and 2021	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	49

Item 4. Controls and Procedures.	49

Part II - Other Information	50

Item 1. Legal Proceedings.	50

Item 1A. Risk Factors.	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	51

Item 3. Defaults Upon Senior Securities.	51

Item 4. Mine Safety Disclosures.	51

Item 5. Other Information.	51

Item 6. Exhibits.	52

SIGNATURES	53

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2022	2021
ASSETS:
Property and equipment, net	$3,178,104	$3,031,844
Cash and cash equivalents - unrestricted	224,696	140,688
Cash and cash equivalents - restricted	96,007	22,312
Notes receivable, net	66,261	71,228
Trade receivables, net	131,496	74,745
Prepaid expenses and other assets	143,517	112,904
Intangible assets, net	107,199	126,804
Total assets	$3,947,280	$3,580,525

LIABILITIES AND EQUITY (DEFICIT):
Debt and finance lease obligations	$2,863,081	$2,936,819
Accounts payable and accrued liabilities	364,229	304,719
Dividends payable	5,685	386
Deferred management rights proceeds	168,274	170,614
Operating lease liabilities	115,258	113,770
Deferred income tax liabilities, net	9,216	4,671
Other liabilities	65,802	71,939
Total liabilities	3,591,545	3,602,918
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	303,849	—
Equity (deficit):
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 55,163 and 55,072 shares issued and outstanding, respectively	552	551
Additional paid-in capital	1,104,189	1,112,867
Treasury stock of 648 and 648 shares, at cost	(18,467)	(18,467)
Distributions in excess of retained earnings	(1,022,770)	(1,088,105)
Accumulated other comprehensive loss	(11,926)	(29,080)
Total stockholders' equity (deficit)	51,578	(22,234)
Noncontrolling interest in Operating Partnership	308	(159)
Total equity (deficit)	51,886	(22,393)
Total liabilities and equity (deficit)	$3,947,280	$3,580,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Rooms	$154,940	$113,192	$418,039	$203,391
Food and beverage	186,188	105,803	486,387	169,597
Other hotel revenue	49,474	38,858	149,089	90,355
Entertainment	77,153	49,053	183,579	98,599
Total revenues	467,755	306,906	1,237,094	561,942

Operating expenses:
Rooms	41,366	30,802	112,740	55,318
Food and beverage	103,221	65,205	272,039	118,282
Other hotel expenses	103,321	80,203	289,248	196,125
Management fees, net	11,276	4,907	27,542	7,809
Total hotel operating expenses	259,184	181,117	701,569	377,534
Entertainment	54,148	33,467	131,549	77,797
Corporate	9,449	10,416	31,423	26,922
Preopening costs	—	118	525	734
(Gain) loss on sale of assets	—	—	469	(317)
Depreciation and amortization	47,969	56,093	160,712	164,081
Total operating expenses	370,750	281,211	1,026,247	646,751

Operating income (loss)	97,005	25,695	210,847	(84,809)
Interest expense	(40,092)	(32,413)	(105,987)	(93,056)
Interest income	1,378	1,433	4,138	4,254
Loss on extinguishment of debt	—	—	(1,547)	(2,949)
Loss from unconsolidated joint ventures	(2,720)	(2,312)	(8,348)	(5,831)
Other gains and (losses), net	2,058	53	2,222	254
Income (loss) before income taxes	57,629	(7,544)	101,325	(182,137)
Provision for income taxes	(10,178)	(1,063)	(27,747)	(6,640)
Net income (loss)	47,451	(8,607)	73,578	(188,777)

Net (income) loss attributable to noncontrolling interest in consolidated joint venture	(1,887)	—	(2,167)	16,501
Net (income) loss attributable to noncontrolling interest in Operating Partnership	(323)	61	(507)	1,290
Net income (loss) available to common stockholders	$45,241	$(8,546)	$70,904	$(170,986)

Basic income (loss) per share available to common stockholders	$0.82	$(0.16)	$1.29	$(3.11)
Diluted income (loss) per share available to common stockholders	$0.79	$(0.16)	$1.28	$(3.11)

Comprehensive income (loss), net of taxes	$55,917	$(4,534)	$90,732	$(167,400)
Comprehensive (income) loss, net of taxes, attributable to noncontrolling interest in consolidated joint venture	(1,887)	—	(2,167)	15,419
Comprehensive (income) loss, net of taxes, attributable to noncontrolling interest in Operating Partnership	(383)	32	(629)	1,136
Comprehensive income (loss), net of taxes, available to common stockholders	$53,647	$(4,502)	$87,936	$(150,845)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$73,578	$(188,777)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
Provision for deferred income taxes	4,545	5,991
Depreciation and amortization	160,712	164,081
Amortization of deferred financing costs	7,178	6,579
Loss from unconsolidated joint ventures	8,348	5,831
Stock-based compensation expense	11,134	8,944
Changes in:
Trade receivables	(55,346)	(52,930)
Accounts payable and accrued liabilities	44,094	73,370
Other assets and liabilities	(8,273)	(419)
Net cash flows provided by operating activities	245,970	22,670

Cash Flows from Investing Activities:
Purchases of property and equipment	(48,219)	(66,162)
Purchase of land adjacent to Gaylord Rockies	—	(22,000)
Collection of notes receivable	3,718	844
Purchase of Block 21, net of cash acquired	(93,992)	—
Purchase of additional interest in Gaylord Rockies joint venture	—	(188,000)
Investment in other joint ventures	(10,207)	(7,168)
Other investing activities, net	838	5,482
Net cash flows used in investing activities	(147,862)	(277,004)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	(190,000)	74,000
Repayments under term loan A	(300,000)	—
Repayments under term loan B	(3,750)	(3,750)
Borrowings under OEG term loan B	288,000	—
Repayments under Block 21 CMBS loan	(847)	—
Issuance of senior notes	—	600,000
Redemption of senior notes	—	(400,000)
Deferred financing costs paid	(15,212)	(10,628)
Redemption of noncontrolling interest in Operating Partnership	—	(2,438)
Sale of noncontrolling interest in OEG	286,218	—
Payment of dividends	(296)	(502)
Payment of tax withholdings for share-based compensation	(4,361)	(3,428)
Other financing activities, net	(157)	(171)
Net cash flows provided by financing activities	59,595	253,083

Net change in cash, cash equivalents, and restricted cash	157,703	(1,251)
Cash, cash equivalents, and restricted cash, beginning of period	163,000	79,754
Cash, cash equivalents, and restricted cash, end of period	$320,703	$78,503

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$224,696	$53,155
Cash and cash equivalents - restricted	96,007	25,348
Cash, cash equivalents, and restricted cash, end of period	$320,703	$78,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in	Total	Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Equity	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity (Deficit)	Partnership	(Deficit)	Joint Venture
BALANCE, December 31, 2021	$551	$1,112,867	$(18,467)	$(1,088,105)	$(29,080)	$(22,234)	$(159)	$(22,393)	$—
Net loss	—	—	—	(24,621)	—	(24,621)	(176)	(24,797)	—
Other comprehensive income, net of income taxes	—	—	—	—	9,986	9,986	—	9,986	—
Restricted stock units and stock options surrendered	—	(3,761)	—	—	—	(3,761)	—	(3,761)	—
Equity-based compensation expense	—	3,786	—	—	—	3,786	—	3,786	—
BALANCE, March 31, 2022	$551	$1,112,892	$(18,467)	$(1,112,726)	$(19,094)	$(36,844)	$(335)	$(37,179)	$—
Net income	—	—	—	50,284	—	50,284	360	50,644	280
Other comprehensive loss, net of income taxes	—	—	—	—	(1,298)	(1,298)	—	(1,298)	—
Sale of noncontrolling interest in OEG	—	(9,467)	—	—	—	(9,467)	—	(9,467)	295,956
Restricted stock units and stock options surrendered	1	(124)	—	—	—	(123)	—	(123)	—
Equity-based compensation expense	—	3,654	—	—	—	3,654	—	3,654	—
BALANCE, June 30, 2022	$552	$1,106,955	$(18,467)	$(1,062,442)	$(20,392)	$6,206	$25	$6,231	$296,236
Net income	—	—	—	45,241	—	45,241	323	45,564	1,887
Adjustment of noncontrolling interest to redemption value	—	(5,726)	—	—	—	(5,726)	—	(5,726)	5,726
Other comprehensive income, net of income taxes	—	—	—	—	8,466	8,466	—	8,466	—
Sale of noncontrolling interest in OEG	—	(270)	—	—	—	(270)	—	(270)	—
Payment of dividends ($0.10 per share)	—	13	—	(5,569)	—	(5,556)	(40)	(5,596)	—
Restricted stock units and stock options surrendered	—	(477)	—		—	(477)	—	(477)	—
Equity-based compensation expense	—	3,694	—	—	—	3,694	—	3,694	—
BALANCE, September 30, 2022	$552	$1,104,189	$(18,467)	$(1,022,770)	$(11,926)	$51,578	$308	$51,886	$303,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in	Total	Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Equity	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity (Deficit)	Partnership	(Deficit)	Joint Venture
BALANCE, December 31, 2020	$550	$1,192,261	$(18,467)	$(911,092)	$(57,951)	$205,301	$14,516	$219,817	$100,969
Net loss	—	—	—	(104,521)	—	(104,521)	(807)	(105,328)	(11,793)
Other comprehensive income, net of income taxes	—	—	—	—	6,100	6,100	—	6,100	—
Redemption of noncontrolling interest in Operating Partnership	—	—	—	(1,352)	—	(1,352)	(1,086)	(2,438)	—
Contribution to consolidated joint venture	—	—	—	—	—	—	—	—	4,425
Restricted stock units and stock options surrendered	—	(3,357)	—	12	—	(3,345)	—	(3,345)	—
Equity-based compensation expense	—	2,522	—	—	—	2,522	—	2,522	—
BALANCE, March 31, 2021	$550	$1,191,426	$(18,467)	$(1,016,953)	$(51,851)	$104,705	$12,623	$117,328	$93,601
Net loss	—	—	—	(57,919)	—	(57,919)	(422)	(58,341)	(4,708)
Other comprehensive income, net of income taxes	—	—	—	—	11,204	11,204	—	11,204	—
Purchase of remaining interest in consolidated joint venture	—	(99,107)	—	—	—	(99,107)	—	(99,107)	(88,893)
Restricted stock units and stock options surrendered	1	(50)	—	—	—	(49)	—	(49)	—
Equity-based compensation expense	—	3,146	—	—	—	3,146	—	3,146	—
BALANCE, June 30, 2021	$551	$1,095,415	$(18,467)	$(1,074,872)	$(40,647)	$(38,020)	$12,201	$(25,819)	$—
Net loss	—	—	—	(8,546)	—	(8,546)	(61)	(8,607)	—
Other comprehensive income, net of income taxes	—	—	—	—	4,073	4,073	—	4,073	—
Restricted stock units and stock options surrendered	—	(22)	—	7	—	(15)	—	(15)	—
Equity-based compensation expense	—	3,276	—	—	—	3,276	—	3,276	—
BALANCE, September 30, 2021	$551	$1,098,669	$(18,467)	$(1,083,411)	$(36,574)	$(39,232)	$12,140	$(27,092)	$—

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

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for periods prior to its ownership of 100% ownership of the asset in May 2021, management concluded that the Company was the primary beneficiary of the Gaylord Rockies joint venture, which was a variable interest entity (“VIE”). As such, the Company consolidated the assets, liabilities and results of operations of the Gaylord Rockies joint venture in the accompanying condensed consolidated financial statements. The portion of the Gaylord Rockies joint venture that the Company did not previously own was recorded as noncontrolling interest in consolidated joint venture in the accompanying condensed consolidated balance sheet, and any previous adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statements of equity. As the Gaylord Rockies joint venture is wholly-owned by the Company as of May 2021, it is no longer considered a VIE.

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

Ongoing Recovery from the COVID-19 Pandemic; Current Economic Environment

The novel coronavirus disease (COVID-19) pandemic has been and continues to be a complex and evolving situation, causing unprecedented levels of disruption to the Company’s business. The Company’s assets are currently open and operating without capacity restrictions and business levels continue to recover, though there remains significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on the Company’s future results of operations and financial position, as increased labor costs and broad inflationary pressures continue to impact the economy.

All of the Company’s assets are open and have been operating throughout 2022. The majority of the Company’s businesses were open and operating throughout 2021. However, Gaylord National remained closed during the first half of 2021 and reopened July 1, 2021. The Grand Ole Opry and Ryman Auditorium reopened for limited-capacity publicly attended performances in September 2020, and reopened for full-capacity publicly attended performances in May 2021. In addition, due to the December 2020 downtown Nashville bombing, the Wildhorse Saloon was closed from such event until April 2021.

Throughout 2020 and 2021 and continuing to date, the Company has paid all required debt service payments on its indebtedness, lease payments, taxes and other payables. Beginning in July 2020 and continuing to date, Gaylord Rockies was in a cash sweep position pursuant to and as defined in the Gaylord Rockies $800 million term loan agreement.

At September 30, 2022, the Company had $689.6 million available for borrowing under its revolving credit facility, $65.0 million available for borrowing under the OEG revolving credit facility, and $224.7 million in unrestricted cash on hand. The Company’s cash dividend was reinstated in September 2022. The Company’s interim dividend policy provides that the Company will make minimum dividends of 100% of REIT taxable income annually, subject to the Company’s board of directors’ future determinations as to the amount of any distributions and the timing thereof.

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

2. OEG TRANSACTION:

On June 16, 2022, the Company and certain of its subsidiaries, including OEG Attractions Holdings, LLC (“OEG”), which directly or indirectly owns the assets that comprise the Company’s Entertainment segment, consummated the transactions contemplated by an investment agreement (the “Investment Agreement”) with Atairos Group, Inc. (“Atairos”) and A-OEG Holdings, LLC, an affiliate of Atairos (the “OEG Investor”), pursuant to which OEG issued and sold to the OEG Investor, and the OEG Investor acquired, 30% of the equity interests of OEG for approximately $296.0 million (the “OEG Transaction”). The purchase price payable to the Company for the OEG Transaction may be increased by $30.0 million if OEG achieves certain financial objectives in 2023 or 2024.

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

The OEG Investor will have the option to acquire additional common units of OEG from the Company (the “Purchase Option”) in each of the fourth quarters of 2023, 2024 and 2025 in an amount equal to the lesser of $125 million or the maximum amount of proceeds that the Company may receive with respect to its compliance with applicable REIT tests, provided that the OEG Investor may not purchase an amount of common units that would result in the Company owning less than 51% of the outstanding common units after giving effect to the purchase. If the OEG Investor elects to exercise the Purchase Option, then (i) beginning on June 16, 2027 (the fifth anniversary of the OEG Investor’s original investment in OEG (the “Fifth Anniversary”), the OEG Investor will have the right to demand that OEG undertake a Qualified IPO and (ii) the OEG Investor’s rights with respect to the IPO Request Put Right, the Seven-Year Put Right, an IPO Payment and a Sale Payment, each as defined in the OEG LLC Agreement and described below, will expire. The Purchase Option will terminate upon the occurrence of a Qualified IPO, a Sale of OEG or a Qualified Spinoff, each as defined in the OEG LLC Agreement.

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

The above descriptions related to the OEC LLC Agreement do not purport to be complete and are qualified in their entirety by reference to the OEG LLC Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022 and incorporated herein by reference.

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

The Company performed a preliminary valuation of the fair value of the acquired assets and liabilities as of May 31, 2022. The valuations of the various components of property and equipment were determined principally based on the cost approach, which uses assumptions regarding replacement values from established indices. The valuation of intangible assets was based on various methods to evaluate the values of leases in place and advanced bookings previously received for the hotel. The valuation of assumed debt was principally based on a discounted cash flow approach using market interest rates at the time of the transaction. The Company considers each of these estimates as Level 3 fair value measurements. Other acquired assets were valued at carrying value. Based on the aggregation of fair values as compared to consideration transferred, the Company concluded that there was no goodwill or bargain purchase gain related to the business combination. The Company performed an income approach evaluation of the acquired set which corroborated the conclusion that there was no goodwill related to the acquisition. Such evaluation included assumptions of future projected cash flows, which was based on the future projected occupancy and average daily rate for the W Hotel Austin, future anticipated cash flows at ACL Live, and market discount rates.

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

The Company incurred $1.3 million in acquisition-related expenses in the nine months ended September 30, 2022, which are included in entertainment expenses in the accompanying condensed consolidated statement of operations.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Hotel group rooms	$100,417	$58,358	$273,359	$82,949
Hotel transient rooms	54,523	54,834	144,680	120,442
Hotel food and beverage - banquets	129,449	61,669	332,783	83,889
Hotel food and beverage - outlets	56,739	44,134	153,604	85,708
Hotel other	49,474	38,858	149,089	90,355
Entertainment admissions/ticketing	30,805	21,207	73,087	37,022
Entertainment food and beverage	25,075	16,513	63,472	33,469
Entertainment produced content	1,372	1,552	3,931	4,843
Entertainment retail and other	19,901	9,781	43,089	23,265
Total revenues	$467,755	$306,906	$1,237,094	$561,942

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Gaylord Opryland	$106,819	$75,483	$285,835	$142,244
Gaylord Palms	60,516	34,476	188,653	82,295
Gaylord Texan	70,734	56,041	205,035	108,468
Gaylord National	68,925	36,008	173,735	39,576
Gaylord Rockies	77,346	51,209	182,888	81,517
AC Hotel	2,932	1,846	7,800	4,110
Inn at Opryland	3,330	2,790	9,569	5,133
Total Hospitality segment revenues	$390,602	$257,853	$1,053,515	$463,343

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee and Austin, Texas.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms and advanced ticketing at its OEG venues. At September 30, 2022 and December 31, 2021, the Company had $153.7 million and $116.8 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2021, approximately $43.4 million was recognized in revenue during the nine months ended September 30, 2022.

5. INCOME (LOSS) PER SHARE:

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) available to common shareholders	$45,241	$(8,546)	$70,904	$(170,986)
Net income attributable to noncontrolling interest in consolidated joint venture	1,887	—	—	—
Net income (loss) available to common shareholders - if-converted method	$47,128	$(8,546)	$70,904	$(170,986)

Denominator:
Weighted average shares outstanding - basic	55,159	55,065	55,132	55,040
Effect of dilutive stock-based compensation	178	—	197	—
Effect of dilutive put rights	3,978	—	—	—
Weighted average shares outstanding - diluted	59,315	55,065	55,329	55,040

Basic income (loss) per share available to common stockholders	$0.82	$(0.16)	$1.29	$(3.11)
Diluted income (loss) per share available to common stockholders	$0.79	$(0.16)	$1.28	$(3.11)

For each of the three months and nine months ended September 30, 2021, the effect of dilutive stock-based compensation was the equivalent of 0.2 million shares of common stock outstanding. Because the Company had a loss available to common stockholders in the three months and nine months ended September 30, 2021, these incremental shares were excluded from the computation of dilutive earnings per share as the effect of their inclusion would have been anti-dilutive.

As more fully discussed in Note 2, “OEG Transaction,” the OEG Investor will have certain put rights (the “OEG Put Rights”) to require the Company to purchase the OEG Investor’s equity interest in OEG, which the Company may pay in cash or Company stock, at the Company’s option. The Company calculated potential dilution for the OEG Put Rights based on the if-converted method, which assumes the OEG Put Rights were converted on the first day of the period or the date of issuance. For the nine months ended September 30, 2022, the effect of the OEG Put Rights was the equivalent of 1.3 million shares of Company common stock outstanding. Because the OEG Put Rights were anti-dilutive for the nine months ended September 30, 2022, such incremental shares were excluded from the computation of dilutive earnings per share.

The operating partnership units (“OP Units”) held by the noncontrolling interest holders in the Operating Partnership have been excluded from the denominator of the diluted income (loss) per share calculation for the three months and nine months ended September 30, 2022 and 2021 as there would be no effect on the calculation of diluted income (loss) per share because the income (loss) attributable to the OP Units held by the noncontrolling interest holders would also be subtracted to derive net income (loss) available to common stockholders.

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

Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2022 and 2021 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2021	$(16,419)	$(3,298)	$(9,363)	$(29,080)
Gains (losses) arising during period	(6,437)	—	15,642	9,205
Amounts reclassified from accumulated other comprehensive loss	1,416	158	6,375	7,949
Net other comprehensive income (loss)	(5,021)	158	22,017	17,154
Balance, September 30, 2022	$(21,440)	$(3,140)	$12,654	$(11,926)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2020	$(26,623)	$(3,509)	$(27,819)	$(57,951)
Gains (losses) arising during period	8,324	—	(370)	7,954
Amounts reclassified from accumulated other comprehensive loss	966	159	12,298	13,423
Net other comprehensive income	9,290	159	11,928	21,377
Balance, September 30, 2021	$(17,333)	$(3,350)	$(15,891)	$(36,574)

7. PROPERTY AND EQUIPMENT:

Property and equipment, including right-of-use finance lease assets, at September 30, 2022 and December 31, 2021 is recorded at cost (except for right-of-use finance lease assets) and summarized as follows (in thousands):

	2022	2021
Land and land improvements	$439,714	$378,598
Buildings	3,779,956	3,601,974
Furniture, fixtures and equipment	1,005,216	981,589
Right-of-use finance lease assets	1,613	1,613
Construction-in-progress	32,601	14,337
	5,259,100	4,978,111
Accumulated depreciation and amortization	(2,080,996)	(1,946,267)
Property and equipment, net	$3,178,104	$3,031,844

8. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $66.3 million and $71.2 million at September 30, 2022 and December 31, 2021, respectively, net of credit loss reserve of $38.0 million at each of September 30, 2022 and December 31, 2021. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

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

During the three months ended September 30, 2022 and 2021, the Company recorded interest income of $1.3 million and $1.4 million, respectively, on these bonds. During the nine months ended September 30, 2022 and 2021, the Company recorded interest income of $4.0 million and $4.1 million on these bonds, respectively. The Company received payments of $9.1 million and $6.4 million during the nine months ended September 30, 2022 and 2021, respectively, relating to these bonds. At September 30, 2022 and December 31, 2021, before consideration of the credit loss reserve, the Company had accrued interest receivable related to these bonds of $39.7 million and $41.0 million, respectively.

9. DEBT:

The Company’s debt and finance lease obligations at September 30, 2022 and December 31, 2021 consisted of (in thousands):

	September 30,	December 31,
	2022	2021
$700M Revolving Credit Facility, interest at LIBOR plus 1.55%, maturing March 31, 2024	$—	$190,000
$300M Term Loan A, interest at LIBOR plus 2.25%, original maturity March 31, 2025	—	300,000
$500M Term Loan B, interest at LIBOR plus 2.00%, maturing May 11, 2024	372,500	376,250
$600M Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	600,000
$700M Senior Notes, interest at 4.75%, maturing October 15, 2027	700,000	700,000
$800M Gaylord Rockies Term Loan, interest at LIBOR plus 2.50%, maturing July 2, 2023	800,000	800,000
$300M OEG Term Loan, interest at SOFR plus 5.00%, maturing June 16, 2029 (Note 2)	300,000	—
$65M OEG Revolver, interest at SOFR plus 4.75%, maturing June 16, 2027 (Note 2)	—	—
Block 21 CMBS Loan, interest at 5.58%, maturing January 5, 2026	135,308	—
Finance lease obligations	721	884
Unamortized deferred financing costs	(32,200)	(32,203)
Unamortized premium (discount)	(13,248)	1,888
Total debt	$2,863,081	$2,936,819

Amounts due within one year consist of the $800 million Gaylord Rockies term loan, the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, amortization payments for the $300 million OEG Term Loan of 1.0% of the original principal balance, and amortization of the Block 21 CMBS Loan (as defined below) based on a 30-year amortization. The Gaylord Rockies term loan has three, one-year extension options, subject to certain requirements in the Gaylord Rockies term loan.

At September 30, 2022, there were no defaults under the covenants related to the Company’s outstanding debt based on the amended terms of the Company’s credit agreement.

As a result of the Company’s repayment of its $300 million term loan A with the proceeds from the OEG Term Loan, the Company recognized a loss on extinguishment of debt of $1.5 million in the nine months ended September 30, 2022. As a result of the Company’s February 2021 purchase and redemption of its previous $400 million 5% senior notes due 2023, the Company recognized a loss on extinguishment of debt of $2.9 million in the nine months ended September 30, 2021.

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

The Block 21 CMBS Loan contains customary financial covenants and other restrictions, including sponsor net worth and liquidity requirements, and debt service coverage ratio targets that Block 21 must meet in order to avoid a “Trigger Period,” the occurrence of which does not constitute a default. Block 21 was in a Trigger Period as of the date of its purchase by the Company and remains as such as of September 30, 2022. During the Trigger Period, any cash generated by Block 21 in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves will not be distributed to Block 21.

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

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $12.7 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next twelve months.

The estimated fair value of the Company’s derivative financial instruments at September 30, 2022 and December 31, 2021 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	September 30,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2022	2021
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	$1,586	$(733)
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	1,586	(733)
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	1,586	(733)
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	$ 87,500	1,579	(742)
Gaylord Rockies Term Loan	Interest Rate Swap	1.6500%	1-month LIBOR	August 1, 2022	$ 800,000	-	(6,421)
Gaylord Rockies Term Loan	Interest Rate Swap	3.3410%	1-month LIBOR	August 1, 2023	$ 800,000	6,318	-
						$12,655	$(9,362)

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

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI			Reclassified from Accumulated
	on Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	September 30,		Accumulated OCI	September 30,
	2022	2021	into Income (Expense)	2022	2021
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$7,453	$(546)	Interest expense	$(251)	$(4,187)
Total derivatives	$7,453	$(546)		$(251)	$(4,187)

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from Accumulated
	Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Nine Months Ended		Reclassified from	Nine Months Ended
	September 30,		Accumulated OCI	September 30,
	2022	2021	into Income (Expense)	2022	2021
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$15,642	$(370)	Interest expense	$(6,375)	$(12,298)
Total derivatives	$15,642	$(370)		$(6,375)	$(12,298)

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended September 30, 2022 and 2021 was $40.1 million and $32.4 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $106.0 million and $93.1 million, respectively.

As of September 30, 2022, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

11. LEASES:

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which Gaylord Palms is located, building or land leases for Ole Red Gatlinburg, Ole Red Orlando, Ole Red Tishomingo, Ole Red Nashville International Airport, and various warehouse, general office and other equipment leases. The Gaylord Palms land lease has a term through 2074, which may be extended through January 2101, at the Company’s discretion. The leases for Ole Red locations range from five to ten years, with renewal options ranging from five to fifty-five years, at the Company’s discretion, with the exception of Ole Red Nashville International Airport, which has no extension option. Extension options are not considered reasonably assured and, as a result, are not included in the Company’s calculation of its right-of-use assets and lease liabilities.

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

The Company’s lease costs for the three months and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$3,826	$3,261	$11,171	$9,631
Finance lease cost:
Amortization of right-of-use assets	31	38	92	112
Interest on lease liabilities	8	9	26	30
Net lease cost	$3,865	$3,308	$11,289	$9,773

Future minimum lease payments under non-cancelable leases at September 30, 2022 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$7,034	$232
Year 2	6,838	60
Year 3	6,771	46
Year 4	6,831	46
Year 5	6,824	46
Years thereafter	559,999	486
Total future minimum lease payments	594,297	916
Less amount representing interest	(479,039)	(195)
Total present value of minimum payments	$115,258	$721

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	47.5	years
Finance leases	11.5	years
Weighted-average discount rate:
Operating leases	6.8%
Finance leases	4.0%

12. STOCK PLANS:

During the nine months ended September 30, 2022, the Company granted 0.2 million restricted stock units with a weighted-average grant date fair value of $83.07 per unit. There were 0.6 million restricted stock units outstanding at each of September 30, 2022 and December 31, 2021, respectively.

Compensation expense for the Company’s stock-based compensation plans was $3.7 million and $3.3 million for the three months ended September 30, 2022 and 2021, respectively, and $11.1 million and $8.9 million for the nine months ended September 30, 2022 and 2021, respectively.

13. PENSION PLANS:

Net periodic pension expense reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest cost	$763	$534	$1,829	$1,484
Expected return on plan assets	(820)	(1,103)	(2,882)	(3,150)
Amortization of net actuarial loss	271	217	694	801
Net settlement loss	723	443	1,576	1,009
Total net periodic pension expense	$937	$91	$1,217	$144

As a result of increased lump-sum distributions from the Company’s qualified retirement plan during 2022 and 2021, a net settlement loss of $1.6 million and $1.0 million was recognized in the nine months ended September 30, 2022 and 2021, respectively.

In addition, the increase in lump-sum distributions required the Company to re-measure its liability under its pension plan as of June 30, 2022. As a result of the re-measurement, including a reduction in the valuation of plan assets during 2022, partially offset by an increase in the pension plan’s assumed discount rate from 2.42% at December 31, 2021 to 4.23% at June 30, 2022, the Company recorded a $6.4 million increase to its liability under the pension plan and a corresponding increase in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet as of September 30, 2022.

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

For the three months and nine months ended September 30, 2022, the Company recorded an income tax provision of $10.2 million and $27.7 million, respectively, related to its TRSs.

For the three months and nine months ended September 30, 2021, the Company recorded an income tax provision of $1.1 million and $6.6 million, respectively. The income tax provision for the nine months ended September 30, 2021 includes the recording of a valuation allowance of $3.6 million related to the Company’s reassessment of the realizability of its deferred tax assets due to the impact of the COVID-19 pandemic.

At September 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits.

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

In April 2019, a subsidiary of the Company entered into a joint venture with Gray Television, Inc. that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle, Circle. The Company acquired a 50% equity interest in this joint venture and has made capital contributions of $31.0 million. In addition, the Company intends to contribute up to an additional $2.0 million through December 31, 2022 for working capital needs. The Company accounts for its investment in this joint venture under the equity method of accounting.

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

16. EQUITY:

Dividends

Due to the COVID-19 pandemic, the Company previously suspended its regular quarterly dividend payments. In September 2022, the Company reinstated its cash dividend, and the Company’s board of directors declared a cash dividend in the amount of $0.10 per share of common stock, or an aggregate of approximately $5.6 million in cash, which was paid on October 17, 2022 to stockholders of record as of the close of business on September 30, 2022. Any future dividend is subject to the Company’s board of directors’ determination as to the amount of distributions and the timing thereof.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At September 30, 2022, 0.4 million outstanding OP Units, or less than 1% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheet. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

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

No shares were issued under the ATM Agreement during the nine months ended September 30, 2022.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, were as follows (in thousands):

		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$28,372	$28,372	$—	$—
Variable to fixed interest rate swaps	12,655	—	12,655	—
Total assets measured at fair value	$41,027	$28,372	$12,655	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$31,183	$31,183	$—	$—
Total assets measured at fair value	$31,183	$31,183	$—	$—

Variable to fixed interest rate swaps	$9,362	$—	$9,362	$—
Total liabilities measured at fair value	$9,362	$—	$9,362	$—

The remainder of the assets and liabilities held by the Company at September 30, 2022 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximates fair value, except as described below.

The Company has outstanding $600.0 million in aggregate principal amount of $600 million 4.50% senior notes. The carrying value of these notes at September 30, 2022 was $591.5 million, net of unamortized deferred financing costs (“DFCs”). The fair value of these notes, based upon quoted market prices (Level 1), was $493.0 million at September 30, 2022.

The Company has outstanding $700.0 million in aggregate principal amount of $700 million 4.75% senior notes. The carrying value of these notes at September 30, 2022 was $693.4 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $607.0 million at September 30, 2022.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Hospitality	$390,602	$257,853	$1,053,515	$463,343
Entertainment	77,153	49,053	183,579	98,599
Corporate and Other	—	—	—	—
Total	$467,755	$306,906	$1,237,094	$561,942

Depreciation and amortization:
Hospitality	$42,517	$52,020	$146,804	$151,655
Entertainment	5,249	3,506	13,293	10,728
Corporate and Other	203	567	615	1,698
Total	$47,969	$56,093	$160,712	$164,081

Operating income (loss):
Hospitality	$88,901	$24,716	$205,142	$(65,846)
Entertainment	17,756	12,080	38,737	10,074
Corporate and Other	(9,652)	(10,983)	(32,038)	(28,620)
Preopening costs	—	(118)	(525)	(734)
Gain (loss) on sale of assets	—	—	(469)	317
Total operating income (loss)	97,005	25,695	210,847	(84,809)

Interest expense	(40,092)	(32,413)	(105,987)	(93,056)
Interest income	1,378	1,433	4,138	4,254
Loss on extinguishment of debt	—	—	(1,547)	(2,949)
Loss from unconsolidated joint ventures	(2,720)	(2,312)	(8,348)	(5,831)
Other gains and (losses), net	2,058	53	2,222	254
Income (loss) before income taxes	$57,629	$(7,544)	$101,325	$(182,137)

	September 30,	December 31,
	2022	2021
Identifiable assets:
Hospitality	$3,258,745	$3,266,679
Entertainment	492,911	214,270
Corporate and Other	195,624	99,576
Total identifiable assets	$3,947,280	$3,580,525

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the expected recovery of travel, transient and group demand from periods affected by the COVID-19 pandemic, and the expected effects of COVID-19 on our results of operations and liquidity; (ii) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) our dividend policy, including the frequency and amount of any dividend we may pay; (v) our strategic goals and potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our ability to borrow available funds under our credit facility; (x) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xi) the effects of inflation and increased costs on our business and on our customers, including group business at our hotels; and (xii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, risks and uncertainties associated with the effects of the COVID-19 pandemic on us and the hospitality and entertainment industries generally, the effects of the COVID-19 pandemic on the demand for travel, transient and group business (including government-imposed restrictions or guidelines), levels of consumer confidence in the safety of travel and group gatherings as a result of COVID-19, the pace of recovery following the COVID-19 pandemic, economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, the effects of inflation on our business, including the effects on costs of labor and supplies and effects on group customers at our hotels and customers in our OEG businesses, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness and/or to successfully amend the agreements governing our indebtedness in the future, changes in interest rates, including future changes from the London Inter-Bank Offered Rate (“LIBOR”) to a different base rate, and those factors described elsewhere in this Quarterly Report on Form 10-Q, including in Item 1A, “Risk Factors,” and our Annual Report on Form 10-K for the year ended December 31, 2021 or described from time to time in our other reports filed with the SEC.

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

Ongoing Recovery from the COVID-19 Pandemic; Current Economic Environment

The COVID-19 pandemic has been and continues to be a complex and evolving situation, causing unprecedented levels of disruption to our business. Our assets are currently open and operating without capacity restrictions and business levels continue to recover, though there remains significant uncertainty surrounding the full extent of the impact of the COVID-19 pandemic on our future results of operations and financial position, as increased labor costs and broad inflationary pressures continue to impact the economy.

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

Cancelled room nights in the nine months ended September 30, 2022 decreased 50.7% from the nine months ended September 30, 2021. Occupancy and average daily rate (“ADR”) increased 29.0 points of occupancy and 10.6%, respectively, in the nine months ended September 30, 2022 as compared to the same period in 2021. Outside-the-room spend in the nine months ended September 30, 2022 increased 144.5% compared to the same period in 2021. This improved performance has mitigated increasing costs in the current inflationary environment.

Group stays have steadily increased in 2021 and 2022 and group nights on the books at September 30, 2022 for the next five years is approximately 96% of total group room nights that were on the books at September 30, 2019 for the corresponding following five years. In addition, the ADR of group room nights on the books at September 30, 2022 is almost 9% higher than the ADR of the corresponding group room nights at September 30, 2019.

Throughout the COVID-19 pandemic, we have continued to pay all required debt service payments on our indebtedness, lease payments, taxes and other payables. At September 30, 2022, we had $754.6 million available for borrowing under our revolving credit facility and the OEG revolving credit facility and $224.7 million in unrestricted cash on hand. We reinstated our cash dividend in September 2022. Our interim dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually, subject to our board of directors’ future determinations as to the amount of any distributions and the timing thereof.

For additional discussion of the impact of the COVID-19 pandemic on our business, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

OEG Transaction

As more fully described in Note 2, “OEG Transaction,” to the condensed consolidated financial statements included herein, on June 16, 2022, we and certain of our subsidiaries, including OEG Attractions Holdings, LLC, which directly or indirectly owns the assets that comprise our Entertainment Segment (“OEG”), consummated the transactions contemplated by an investment agreement (the “Investment Agreement”) with Atairos Group, Inc. (“Atairos”) and A-OEG Holdings, LLC, an affiliate of Atairos (the “OEG Investor”), pursuant to which OEG issued and sold to the OEG Investor, and the OEG Investor acquired, 30% of the equity interests of OEG for approximately $296.0 million (the “OEG Transaction”). The purchase price for the OEG Transaction may be increased by $30.0 million if OEG achieves certain financial objectives in 2023 or 2024.

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

In connection with the OEG Transaction, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a credit agreement (the “OEG Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, that provides for (i) a senior secured term loan facility in an aggregate principal amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million (the “OEG Revolver”). The OEG Term Loan matures on June 16, 2029 and the OEG Revolver matures on June 16, 2027. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 4.00% or (b) Adjusted Term SOFR plus 5.00% (all as specifically more described in the OEG Credit Agreement). The OEG Revolver bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 3.75% or (b) Adjusted Term SOFR plus 4.75%, which shall be subject to reduction in the applicable margin based upon OEG’s First Lien Leverage Ratio (all as specifically more described in the OEG Credit Agreement). The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21 and Circle, as more specifically described in the OEG Credit Agreement). No revolving credit advances were made under the OEG Revolver at closing.

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

Gaylord Rockies Joint Venture

In May 2021, we purchased the remaining 35% ownership interest in the Gaylord Rockies joint venture. Prior to May 2021, we had a 65% ownership interest in the Gaylord Rockies joint venture, and our management concluded that the Company was the primary beneficiary of this previous variable interest entity (“VIE”). The financial position and results of operations of this previous VIE have been consolidated in the accompanying condensed consolidated financial statements included herein. We also purchased 130 acres of undeveloped land adjacent to Gaylord Rockies in May 2021.

Gaylord Palms Expansion

In April 2021, we completed a $158 million expansion of Gaylord Palms, which includes an additional 302 guest rooms and 96,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure.

Circle

In 2019, we acquired a 50% equity interest in Circle, and we have made $31.0 million in capital contributions through September 30, 2022. We intend to contribute up to an additional $2.0 million in the remainder of 2022 for working capital needs. Circle launched its broadcast network on January 1, 2020, with sixteen original shows and two major distribution partnerships. As of October 2022, Circle is available to more than 70% of U.S. television households via over-the-air and cable television and is available through multiple online streaming services covering over 193 million monthly average users.

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

Continued Investment in Our Existing Properties. We continuously evaluate and invest in our current portfolio, and consider enhancements or expansions as part of our long-term strategic plan. In 2021, we completed our $158 million expansion of Gaylord Palms and we also completed our renovation of all of the guestrooms at Gaylord National. In 2022, we completed a re-concepting of the food and beverage options at Gaylord National and have begun enhancements at Gaylord Rockies to better position the property for our group customers.

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in six Ole Red locations, as well as Circle, and purchased Block 21. Further, we recently completed the OEG Transaction, which we believe will expand the distribution of our OEG brands.

Short-Term Capital Allocation. Our short-term capital allocation strategy is focused on returning capital to stockholders through the payment of dividends, in addition to investing in our assets and operations. Due to the COVID-19 pandemic, we previously suspended our regular quarterly dividend payments. We reinstated our cash dividend in September 2022, and our interim dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually, subject to the board of directors’ future determinations as to the amount of any distributions and the timing thereof.

Our Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Block 21, our equity investment in Circle, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three months and nine months ended September 30, 2022 and 2021, our total revenues were divided among these business segments as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2022	2021	2022	2021
Hospitality	84%	84%	85%	82%
Entertainment	16%	16%	15%	18%
Corporate and Other	0%	0%	0%	0%

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

For the three months and nine months ended September 30, 2022 and 2021, the method of calculation of these indicators has not been changed as a result of the COVID-19 pandemic and the Gaylord National closure and is consistent with historical periods. As such, performance metrics include closed hotel room nights available.

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

The closure and pandemic-constrained business levels of our Gaylord Hotels properties have resulted in the significant decrease in performance reflected in these key performance indicators and non-GAAP financial measures for the three months and nine months ended September 30, 2021, as compared to the current period and historical periods prior to 2020.

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and nine months ended September 30, 2022 and 2021. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	%	2021	%	2022	%	2021	%
REVENUES:
Rooms	$154,940	33.1%	$113,192	36.9%	$418,039	33.8%	$203,391	36.2%
Food and beverage	186,188	39.8%	105,803	34.5%	486,387	39.3%	169,597	30.2%
Other hotel revenue	49,474	10.6%	38,858	12.7%	149,089	12.1%	90,355	16.1%
Entertainment	77,153	16.5%	49,053	16.0%	183,579	14.8%	98,599	17.5%
Total revenues	467,755	100.0%	306,906	100.0%	1,237,094	100.0%	561,942	100.0%
OPERATING EXPENSES:
Rooms	41,366	8.8%	30,802	10.0%	112,740	9.1%	55,318	9.8%
Food and beverage	103,221	22.1%	65,205	21.2%	272,039	22.0%	118,282	21.0%
Other hotel expenses	103,321	22.1%	80,203	26.1%	289,248	23.4%	196,125	34.9%
Hotel management fees, net	11,276	2.4%	4,907	1.6%	27,542	2.2%	7,809	1.4%
Entertainment	54,148	11.6%	33,467	10.9%	131,549	10.6%	77,797	13.8%
Corporate	9,449	2.0%	10,416	3.4%	31,423	2.5%	26,922	4.8%
Preopening costs	—	—%	118	0.0%	525	0.0%	734	0.1%
Gain (loss) on sale of assets	—	—%	—	—%	469	0.0%	(317)	(0.1)%
Depreciation and amortization:
Hospitality	42,517	9.1%	52,020	16.9%	146,804	11.9%	151,655	27.0%
Entertainment	5,249	1.1%	3,506	1.1%	13,293	1.1%	10,728	1.9%
Corporate and Other	203	0.0%	567	0.2%	615	0.0%	1,698	0.3%
Total depreciation and amortization	47,969	10.3%	56,093	18.3%	160,712	13.0%	164,081	29.2%
Total operating expenses	370,750	79.3%	281,211	91.6%	1,026,247	83.0%	646,751	115.1%
OPERATING INCOME (LOSS):
Hospitality	88,901	22.8%	24,716	9.6%	205,142	19.5%	(65,846)	(14.2)%
Entertainment	17,756	23.0%	12,080	24.6%	38,737	21.1%	10,074	10.2%
Corporate and Other	(9,652)	(A)	(10,983)	(A)	(32,038)	(A)	(28,620)	(A)
Preopening costs	—	—%	(118)	(0.0)%	(525)	(0.0)%	(734)	(0.1)%
Gain (loss) on sale of assets	—	—%	—	—%	(469)	(0.0)%	317	0.1%
Total operating income (loss)	97,005	20.7%	25,695	8.4%	210,847	17.0%	(84,809)	(15.1)%
Interest expense	(40,092)	(A)	(32,413)	(A)	(105,987)	(A)	(93,056)	(A)
Interest income	1,378	(A)	1,433	(A)	4,138	(A)	4,254	(A)
Loss on extinguishment of debt	—	(A)	—	(A)	(1,547)	(A)	(2,949)	(A)
Loss from unconsolidated joint ventures	(2,720)	(A)	(2,312)	(A)	(8,348)	(A)	(5,831)	(A)
Other gains and (losses), net	2,058	(A)	53	(A)	2,222	(A)	254	(A)
Provision for income taxes	(10,178)	(A)	(1,063)	(A)	(27,747)	(A)	(6,640)	(A)
Net income (loss)	47,451	(A)	(8,607)	(A)	73,578	(A)	(188,777)	(A)
Net (income) loss attributable to noncontrolling interest in consolidated joint venture	(1,887)	(A)	—	(A)	(2,167)	(A)	16,501	(A)
Net (income) loss attributable to noncontrolling interest in the Operating Partnership	(323)	(A)	61	(A)	(507)	(A)	1,290	(A)
Net income (loss) available to common stockholders	$45,241	(A)	$(8,546)	(A)	$70,904	(A)	$(170,986)	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months and nine months ended September 30, 2022 and 2021 (in thousands, except percentages and per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2022	2021	Change	2022	2021	Change
Total revenues	$467,755	$306,906	52.4%	$1,237,094	$561,942	120.1%
Total operating expenses	370,750	281,211	31.8%	1,026,247	646,751	58.7%
Operating income (loss)	97,005	25,695	277.5%	210,847	(84,809)	348.6%
Net income (loss)	47,451	(8,607)	651.3%	73,578	(188,777)	139.0%
Net income (loss) available to common stockholders	45,241	(8,546)	629.4%	70,904	(170,986)	141.5%
Net income (loss) available to common stockholders per share - diluted	0.79	(0.16)	593.8%	1.28	(3.11)	141.2%

Total Revenues

The increase in our total revenues for the three months ended September 30, 2022, as compared to the same period in 2021, is attributable to increases in our Hospitality segment and Entertainment segment of $132.7 million and $28.1 million, respectively. The increase in our total revenues for the nine months ended September 30, 2022, as compared to the same period in 2021, is attributable to increases in our Hospitality segment and Entertainment segment of $590.2 million and $85.0 million, respectively.

Total Operating Expenses

The increase in our total operating expenses for the three months ended September 30, 2022, as compared to the same period in 2021, is primarily the result of increases in our Hospitality segment and Entertainment segment of $78.1 million and $20.7 million, respectively. The increase in our total operating expenses for the nine months ended September 30, 2022, as compared to the same period in 2021, is primarily the result of increases in our Hospitality segment and Entertainment segment of $324.0 million and $53.8 million, respectively.

Net Income (Loss)

Our net income of $47.5 million for the three months ended September 30, 2022, as compared to a net loss of $8.6 million for the same period in 2021, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $9.1 million increase in provision for income taxes in the 2022 period.
●	A $7.7 million increase in interest expense in the 2022 period.

Our net income of $73.6 million for the nine months ended September 30, 2022, as compared to a net loss of $188.8 million for the same period in 2021, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $21.1 million increase in provision for income taxes in the 2022 period.
●	A $12.9 million increase in interest expense in the 2022 period.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. Increased labor costs and broad inflationary pressures continue to impact the economy, our businesses and our customers. However, increased occupancy, increased ADR from both group and transient guests, and increased outside the room spending from group customers, partially resulting from the investments that we have made into our businesses throughout the COVID-19 pandemic, have mitigated the effects of increased costs in the current inflationary environment on our results of operations and our financial position.

The following presents the financial results of our Hospitality segment for the three months and nine months ended September 30, 2022 and 2021 (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2022	2021	Change		2022	2021	Change
Revenues:
Rooms	$154,940	$113,192	36.9%		$418,039	$203,391	105.5%
Food and beverage	186,188	105,803	76.0%		486,387	169,597	186.8%
Other hotel revenue	49,474	38,858	27.3%		149,089	90,355	65.0%
Total hospitality revenue	390,602	257,853	51.5%		1,053,515	463,343	127.4%
Hospitality operating expenses:
Rooms	41,366	30,802	34.3%		112,740	55,318	103.8%
Food and beverage	103,221	65,205	58.3%		272,039	118,282	130.0%
Other hotel expenses	103,321	80,203	28.8%		289,248	196,125	47.5%
Management fees, net	11,276	4,907	129.8%		27,542	7,809	252.7%
Depreciation and amortization	42,517	52,020	(18.3)%		146,804	151,655	(3.2)%
Total Hospitality operating expenses	301,701	233,137	29.4%		848,373	529,189	60.3%
Hospitality operating income (loss) (1)	$88,901	$24,716	259.7%		$205,142	$(65,846)	411.5%
Hospitality performance metrics (2):
Occupancy	71.5%	54.5%	17.0	pts	63.9%	34.9%	29.0	pts
ADR	$226.20	$216.79	4.3%		$230.07	$208.02	10.6%
RevPAR (3)	$161.75	$118.17	36.9%		$147.07	$72.65	102.4%
Total RevPAR (4)	$407.77	$269.19	51.5%		$370.63	$165.51	123.9%
Net Definite Group Room Nights Booked (5)	416,128	134,717	208.9%		994,838	472,548	110.5%
(1)	Hospitality segment operating loss does not include preopening costs of $0.1 million and $0.7 million in the three months and nine months ended September 30, 2021, respectively. Hospitality segment operating loss also does not include gain on sale of assets of $0.3 million in the nine months ended September 30, 2021. See discussion of these items below.
(2)	Hospitality segment metrics include the addition of 302 additional guest rooms at Gaylord Palms beginning in June 2021.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Net definite group room nights booked includes approximately 93,000 and 207,000 group room cancellations in the three months ended September 30, 2022 and 2021, respectively, and 343,000 and 696,000 group room cancellations in the nine months ended September 30, 2022 and 2021, respectively.

Total Hospitality segment revenues in the three months and nine months ended September 30, 2022 include $10.0 million and $45.0 million, respectively, in attrition and cancellation fee revenue, a decrease of $0.2 million and an increase of $17.1 million, respectively, from the 2021 periods. Since the beginning of 2020, we have recorded $126.3 million in attrition and cancellation fee revenue.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Group	73%	59%	72%	46%
Transient	27%	41%	28%	54%

Other hotel expenses for the three months and nine months ended September 30, 2022 and 2021 consist of the following (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2022	2021	Change	2022	2021	Change
Administrative employment costs	$38,764	$29,991	29.3%	$109,580	$66,370	65.1%
Utilities	10,653	7,884	35.1%	27,890	20,035	39.2%
Property taxes	8,377	8,817	(5.0)%	27,397	25,996	5.4%
Other	45,527	33,511	35.9%	124,381	83,724	48.6%
Total other hotel expenses	$103,321	$80,203	28.8%	$289,248	$196,125	47.5%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months and nine months ended September 30, 2022, as compared to the same periods in 2021, primarily due to an increase at Gaylord National, which reopened on July 1, 2021, as well as increases at each of our other Gaylord Hotels properties associated with increased business levels. Utility costs increased during the three months and nine months ended September 30, 2022, as compared to the same periods in 2021, primarily due to an increase at Gaylord National, which reopened on July 1, 2021, as well as increases at our other Gaylord Hotels properties associated with increased usage. Property taxes decreased slightly during the three months and increased during the nine months ended September 30, 2022, as compared to the 2021 periods. The increase in the nine month period is primarily due to an increase at Gaylord Palms as a result of increased property taxes related to the 2021 expansion. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three months and nine months ended September 30, 2022, as compared to the same periods in 2021, primarily as a result of various increases at each of our Gaylord Hotels properties.

Each of our management agreements with Marriott for our Gaylord Hotels properties, excluding Gaylord Rockies, requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties, excluding Gaylord Rockies, calculated on a pooled basis. The Gaylord Rockies’s management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. In the three months ended September 30, 2022 and 2021, we incurred $8.6 million and $5.7 million, respectively, and in the nine months ended September 30, 2022 and 2021, we incurred $23.2 million and $10.1 million, respectively, related to base management fees for our Hospitality segment. In the three months ended September 30, 2022 and 2021, we incurred $3.4 million and $0, respectively, and in the nine months ended September 30, 2022 and 2021, we incurred $6.6 million and $0, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 10, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense decreased in the three months and nine months ended September 30, 2022, as compared to the same period in 2021, primarily as a result of the intangible asset associated with advanced bookings at Gaylord Rockies when we purchased an additional interest in Gaylord Rockies in 2018 becoming fully amortized during 2022. This decrease was partially offset by the expansion of Gaylord Palms and the rooms renovation at Gaylord National and the associated increase in depreciable asset levels.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and nine months ended September 30, 2022 and 2021. The Gaylord Hotels properties experienced higher levels of attrition and cancellations and lower occupancy levels, which are directly related to the COVID-19 pandemic, in the three months and nine months ended September 30, 2021. Therefore, the property-level financial results for the three months and nine months ended September 30, 2021 are not comparable to historical periods or the 2022 periods. Total revenue at each of our Gaylord Hotels properties was lower than that of historical periods for the three months and nine months ended September 30, 2021 due to the COVID-19 pandemic. Operating costs at each of our Gaylord Hotels properties were lower for the three months and nine months ended September 30, 2021 as a result of cost containment initiatives and lower variable costs due to lower occupancies due to the COVID-19 pandemic.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and nine months ended September 30, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2022	2021	Change		2022	2021	Change
Revenues:
Rooms	$45,960	$34,767	32.2%		$122,491	$67,573	81.3%
Food and beverage	42,245	27,742	52.3%		111,753	45,648	144.8%
Other hotel revenue	18,614	12,974	43.5%		51,591	29,023	77.8%
Total revenue	106,819	75,483	41.5%		285,835	142,244	100.9%
Operating expenses:
Rooms	10,996	8,649	27.1%		30,699	16,845	82.2%
Food and beverage	23,229	14,777	57.2%		61,814	29,372	110.5%
Other hotel expenses	30,608	22,785	34.3%		81,782	57,642	41.9%
Management fees, net	3,824	1,251	205.7%		8,806	2,093	320.7%
Depreciation and amortization	8,674	8,507	2.0%		25,820	25,644	0.7%
Total operating expenses (1)	77,331	55,969	38.2%		208,921	131,596	58.8%
Performance metrics:
Occupancy	73.0%	56.3%	16.7	pts	65.7%	38.4%	27.3	pts
ADR	$236.83	$232.49	1.9%		$236.35	$223.24	5.9%
RevPAR	$172.98	$130.85	32.2%		$155.36	$85.71	81.3%
Total RevPAR	$402.04	$284.10	41.5%		$362.54	$180.42	100.9%
(1)	Gaylord Opryland operating expenses do not include a gain on sale of assets of $0.3 million in the nine months ended September 30, 2021.

Gaylord Palms Results. Gaylord Palms results include 302 expansion rooms beginning in June 2021. The results of Gaylord Palms for the three months and nine months ended September 30, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2022	2021	Change		2022	2021	Change
Revenues:
Rooms	$21,982	$14,223	54.6%		$71,006	$34,812	104.0%
Food and beverage	30,803	15,181	102.9%		90,245	31,955	182.4%
Other hotel revenue	7,731	5,072	52.4%		27,402	15,528	76.5%
Total revenue	60,516	34,476	75.5%		188,653	82,295	129.2%
Operating expenses:
Rooms	5,480	3,557	54.1%		15,527	8,211	89.1%
Food and beverage	17,607	9,977	76.5%		48,469	21,660	123.8%
Other hotel expenses	20,403	15,305	33.3%		59,538	39,699	50.0%
Management fees, net	1,889	546	246.0%		4,788	1,230	289.3%
Depreciation and amortization	5,526	5,852	(5.6)%		16,644	15,278	8.9%
Total operating expenses (1)	50,905	35,237	44.5%		144,966	86,078	68.4%
Performance metrics:
Occupancy	65.2%	44.7%	20.5	pts	65.2%	41.1%	24.1	pts
ADR	$213.17	$201.18	6.0%		$232.26	$198.85	16.8%
RevPAR	$139.08	$89.99	54.6%		$151.39	$81.71	85.3%
Total RevPAR	$382.88	$218.13	75.5%		$402.23	$193.15	108.2%
(1)	Gaylord Palms operating expenses do not include preopening costs of $0.1 million and $0.7 million in the three months and nine months ended September 30, 2021. See discussion of this item below.

Gaylord Texan Results. The results of Gaylord Texan for the three months and nine months ended September 30, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2022	2021	Change		2022	2021	Change
Revenues:
Rooms	$26,808	$24,045	11.5%		$76,066	$45,735	66.3%
Food and beverage	34,803	24,848	40.1%		99,932	42,970	132.6%
Other hotel revenue	9,123	7,148	27.6%		29,037	19,763	46.9%
Total revenue	70,734	56,041	26.2%		205,035	108,468	89.0%
Operating expenses:
Rooms	6,530	5,205	25.5%		17,891	10,348	72.9%
Food and beverage	19,780	15,569	27.0%		55,385	29,446	88.1%
Other hotel expenses	17,932	15,551	15.3%		51,092	37,346	36.8%
Management fees, net	1,915	930	105.9%		5,000	1,622	208.3%
Depreciation and amortization	5,704	6,146	(7.2)%		18,144	18,569	(2.3)%
Total operating expenses	51,861	43,401	19.5%		147,512	97,331	51.6%
Performance metrics:
Occupancy	70.6%	66.9%	3.7	pts	67.6%	44.6%	23.0	pts
ADR	$227.40	$215.42	5.6%		$227.10	$207.21	9.6%
RevPAR	$160.63	$144.08	11.5%		$153.60	$92.35	66.3%
Total RevPAR	$423.84	$335.80	26.2%		$414.03	$219.03	89.0%

Gaylord National Results. Gaylord National was closed from late March 2020 and reopened July 1, 2021. The results of Gaylord National for the three months and nine months ended September 30, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2022	2021	Change		2022	2021	Change
Revenues:
Rooms	$26,462	$16,990	55.8%		$69,743	$16,990	310.5%
Food and beverage	36,402	15,186	139.7%		87,271	15,243	472.5%
Other hotel revenue	6,061	3,832	58.2%		16,721	7,343	127.7%
Total revenue	68,925	36,008	91.4%		173,735	39,576	339.0%
Operating expenses:
Rooms	10,065	7,680	31.1%		27,547	8,715	216.1%
Food and beverage	19,907	11,270	76.6%		51,322	12,858	299.1%
Other hotel expenses	20,465	16,879	21.2%		56,138	33,693	66.6%
Management fees, net	1,176	507	132.0%		2,868	173	1,557.8%
Depreciation and amortization	8,268	8,206	0.8%		25,267	22,245	13.6%
Total operating expenses	59,881	44,542	34.4%		163,142	77,684	110.0%
Performance metrics:
Occupancy	65.4%	44.1%	21.3	pts	55.1%	14.9%	40.2	pts
ADR	$220.25	$209.77	5.0%		$232.23	$209.77	10.7%
RevPAR	$144.11	$92.52	55.8%		$127.99	$31.18	310.5%
Total RevPAR	$375.35	$196.09	91.4%		$318.83	$72.63	339.0%

Gaylord Rockies Results. The results of Gaylord Rockies for the three months and nine months ended September 30, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30, 2022				September 30,
			%				%
	2022	2021	Change		2022	2021	Change
Revenues:
Rooms	$28,536	$19,209	48.6%		$64,478	$30,343	112.5%
Food and beverage	40,956	22,229	84.2%		94,484	32,640	189.5%
Other hotel revenue	7,854	9,771	(19.6)%		23,926	18,534	29.1%
Total revenue	77,346	51,209	51.0%		182,888	81,517	124.4%
Operating expenses:
Rooms	6,833	4,574	49.4%		17,021	8,656	96.6%
Food and beverage	21,892	13,040	67.9%		52,878	23,787	122.3%
Other hotel expenses	11,652	7,815	49.1%		34,167	22,489	51.9%
Management fees, net	2,299	1,515	51.7%		5,423	2,103	157.9%
Depreciation and amortization	13,703	22,670	(39.6)%		59,001	67,978	(13.2)%
Total operating expenses	56,379	49,614	13.6%		168,490	125,013	34.8%
Performance metrics:
Occupancy	86.9%	61.9%	25.0	pts	67.7%	35.2%	32.5	pts
ADR	$237.69	$224.67	5.8%		$232.32	$210.54	10.3%
RevPAR	$206.65	$139.10	48.6%		$157.35	$74.05	112.5%
Total RevPAR	$560.11	$370.84	51.0%		$446.32	$198.93	124.4%

Entertainment Segment

Total Segment Results. Due to the COVID-19 pandemic, we temporarily closed our Entertainment segment assets in mid-March 2020, and they did not return to full capacity until May 2021. In addition, due to the December 2020 downtown Nashville bombing, the Wildhorse Saloon was closed from such event until April 2021. Further, we purchased Block 21 on May 31, 2022. Therefore, Entertainment segment financial results for the three months and nine months ended September 30, 2021 are not comparable to historical periods or the 2022 periods. The following presents the financial results of our Entertainment segment for the three months and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2022	2021	Change	2022	2021	Change
Revenues	$77,153	$49,053	57.3%	$183,579	$98,599	86.2%
Operating expenses	54,148	33,467	61.8%	131,549	77,797	69.1%
Depreciation and amortization	5,249	3,506	49.7%	13,293	10,728	23.9%
Operating income (1)	$17,756	$12,080	47.0%	$38,737	$10,074	284.5%
(1)	Entertainment segment operating income does not include preopening costs of $0.5 million in the nine months ended September 30, 2022. See discussion of this item below.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2022	2021	Change	2022	2021	Change
Operating expenses (1)	$9,449	$10,416	(9.3)%	$31,423	$26,922	16.7%
Depreciation and amortization	203	567	(64.2)%	615	1,698	(63.8)%
Operating loss	$(9,652)	$(10,983)	12.1%	$(32,038)	$(28,620)	(11.9)%
(1)	Corporate segment operating expenses do not include a loss on sale of assets of $0.5 million in the nine months ended September 30, 2022.

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses decreased in the three months and increased in the nine months ended September 30, 2022, as compared to the prior year periods, primarily as a result of changes in employment expenses.

Operating Results – Preopening Costs

Preopening costs during the nine months ended September 30, 2022 primarily include costs associated with Ole Red Nashville International Airport, which was completed in May 2022. Preopening costs during the three months and nine months ended September 30, 2021 primarily include costs associated with the Gaylord Palms expansion, which was completed in April 2021.

Operating Results – Gain (Loss) on Sale of Assets

Loss on sale of assets during the nine months ended September 30, 2022 includes the sale of a parcel of land in Nashville, Tennessee. Gain on sale of assets during the nine months ended September 30, 2021 includes the sale of certain assets at Gaylord Opryland.

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the three months and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2022	2021	Change	2022	2021	Change
Interest expense	$40,092	$32,413	23.7%	$105,987	$93,056	13.9%
Interest income	1,378	1,433	(3.8)%	4,138	4,254	(2.7)%
Loss on extinguishment of debt	—	—	—%	(1,547)	(2,949)	47.5%
Loss from unconsolidated joint ventures	(2,720)	(2,312)	(17.6)%	(8,348)	(5,831)	(43.2)%
Other gains and (losses), net	2,058	53	3,783.0%	2,222	254	774.8%
Provision for income taxes	(10,178)	(1,063)	(857.5)%	(27,747)	(6,640)	(317.9)%

Interest Expense

Interest expense increased $7.7 million and $12.9 million during the three months and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, due primarily to the new OEG Term Loan and the Block 21 CMBS loan. In addition, the nine months ended September 30, 2021 included $2.9 million in capitalized interest that did not recur in 2022.

Cash interest expense increased $6.7 million to $37.0 million in the three months and increased $8.8 million to $98.3 million in the nine months ended September 30, 2022, as compared to the same periods in 2021. Non-cash interest expense, which includes amortization and write-off of deferred financing costs and is offset by capitalized interest, increased $1.0 million to $3.1 million in the three months and increased $4.2 million to $7.7 million in the nine months ended September 30, 2022, as compared to the same periods in 2021.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 5.5% and 4.3% for the three months ended September 30, 2022 and 2021, respectively, and 4.8% and 4.4% for the nine months ended September 30, 2022 and 2021, respectively.

Interest Income

Interest income for the three months and nine months ended September 30, 2022 and 2021 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 8, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

As a result of our repayment of our $300 million term loan A with the proceeds from the OEG Term Loan, we recognized a loss on extinguishment of debt of $1.5 million in the nine months ended September 30, 2022.

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

Loss from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for the three months and nine months ended September 30, 2022 and 2021 represents our equity method share of losses associated with Circle.

Other Gains and (Losses), net

Other gains and (losses), net for the three months and nine months ended September 30, 2022 primarily includes a gain of $2.9 million from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses. Other gains and (losses), net for the three months and nine months ended September 30, 2021 represents various miscellaneous items.

Provision for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months and nine months ended September 30, 2022, we recorded an income tax provision of $10.2 million and $27.7 million, respectively, related to our TRSs.

For the three months and nine months ended September 30, 2021, we recorded an income tax provision of $1.1 million and $6.6 million, respectively. The income tax provision for the nine months ended September 30, 2021 includes the recording of a valuation allowance of $3.6 million related to our reassessment of the realizability of our deferred tax assets due to the impact of the COVID-19 pandemic.

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

Adjusted EBITDAre is then calculated as EBITDAre, plus to the extent the following adjustments occurred during the periods presented:

●	Preopening costs;
●	Non-cash lease expense;
●	Equity-based compensation expense;
●	Impairment charges that do not meet the NAREIT definition above;
●	Credit losses on held-to-maturity securities;
●	Transaction costs of acquisitions;
●	Loss on extinguishment of debt;
●	Pension settlement charges;
●	Pro rata adjusted EBITDAre from unconsolidated joint ventures; and
●	Any other adjustments we have identified herein.

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

To calculate Adjusted FFO available to common shareholders and unit holders, we then exclude, to the extent the following adjustments occurred during the periods presented:

●	Right-of-use asset amortization;
●	Impairment charges that do not meet the NAREIT definition above;
●	Write-offs of deferred financing costs;
●	Amortization of debt discounts or premiums and amortization of deferred financing costs;
●	Loss on extinguishment of debt;
●	Non-cash lease expense;
●	Credit loss on held-to-maturity securities;
●	Pension settlement charges;
●	Additional pro rata adjustments from unconsolidated joint ventures;
●	(Gains) losses on other assets;
●	Transaction costs of acquisitions;
●	Deferred income tax expense (benefit); and
●	Any other adjustments we have identified herein.

FFO available to common shareholders and unit holders and Adjusted FFO available to common shareholders and unit holders exclude the ownership portion of the joint ventures not controlled or owned by the Company.

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

The following is a reconciliation of our consolidated GAAP net income (loss) to EBITDAre and Adjusted EBITDAre for the three months and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$47,451	$(8,607)	$73,578	$(188,777)
Interest expense, net	38,714	30,980	101,849	88,802
Provision for income taxes	10,178	1,063	27,747	6,640
Depreciation and amortization	47,969	56,093	160,712	164,081
(Gain) loss on sale of assets	—	2	327	(315)
Pro rata EBITDAre from unconsolidated joint ventures	23	19	68	53
EBITDAre	144,335	79,550	364,281	70,484
Preopening costs	—	118	525	734
Non-cash lease expense	1,059	1,081	3,340	3,254
Equity-based compensation expense	3,694	3,276	11,134	8,944
Pension settlement charge	723	443	1,576	1,009
Interest income on Gaylord National bonds	1,314	1,389	3,993	4,114
Loss on extinguishment of debt	—	—	1,547	2,949
Transaction costs of acquisitions	—	135	1,348	210
Adjusted EBITDAre	151,125	85,992	387,744	91,698
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	(6,345)	—	(7,476)	1,017
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$144,780	$85,992	$380,268	$92,715

The following is a reconciliation of our consolidated GAAP net income (loss) to FFO and Adjusted FFO for the three months and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$47,451	$(8,607)	$73,578	$(188,777)
Noncontrolling interest in consolidated joint venture	(1,887)	—	(2,167)	16,501
Net income (loss) available to common shareholders and unit holders	45,564	(8,607)	71,411	(172,276)
Depreciation and amortization	47,938	56,055	160,620	163,969
Adjustments for noncontrolling interest	(1,575)	—	(1,808)	(11,069)
Pro rata adjustments from joint ventures	24	19	69	53
FFO available to common shareholders and unit holders	91,951	47,467	230,292	(19,323)
Right-of-use asset amortization	31	38	92	112
Non-cash lease expense	1,059	1,081	3,340	3,254
Pension settlement charge	723	443	1,576	1,009
(Gain) loss on other assets	—	—	469	(317)
Amortization of deferred financing costs	2,640	2,200	7,178	6,579
Amortization of debt discounts and premiums	501	(69)	489	(209)
Loss on extinguishment of debt	—	—	1,547	2,949
Adjustments for noncontrolling interest	(382)	—	(414)	(294)
Transaction costs of acquisitions	—	135	1,348	210
Deferred tax expense	4,250	818	4,545	5,991
Adjusted FFO available to common shareholders and unit holders	$100,773	$52,113	$250,462	$(39)

Liquidity and Capital Resources

Cash Flows Provided By Operating Activities. Historically, cash flow from operating activities has been the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the nine months ended September 30, 2022, our net cash flows provided by operating activities were $246.0 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $265.5 million, partially offset by unfavorable changes in working capital of $19.5 million. The unfavorable changes in working capital primarily resulted from an increase in accounts receivable due to an increase in group business at our Gaylord Hotels properties, partially offset by an increase in accounts payable and accrued liabilities related to increased advanced ticket purchases at our OEG venues and advanced deposits on future hotel room stays.

During the nine months ended September 30, 2021, our net cash flows provided by operating activities were $22.7 million, primarily reflecting our net loss before depreciation expense, amortization expense and other non-cash charges of $2.6 million and favorable changes in working capital of $20.0 million. The favorable changes in working capital primarily resulted from an increase in deferred revenues associated with advanced room deposits at our Gaylord Hotels properties and advanced ticket purchases at our OEG venues, partially offset by an increase in accounts receivable due to an increase in group business at our Gaylord Hotels properties.

Cash Flows Used In Investing Activities. During the nine months ended September 30, 2022, our primary uses of funds for investing activities were the use of $94.0 million in net cash to fund a portion of the purchase price of Block 21 and purchases of property and equipment, which totaled $48.2 million, and consisted primarily of enhancements at Gaylord Rockies to better position the property for our group customers, a re-concepting of the food and beverage options at Gaylord National, the construction of Ole Red Nashville International Airport, and ongoing maintenance capital expenditures for our existing properties.

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

Cash Flows Provided By Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt and the payment of cash dividends. During the nine months ended September 30, 2022, our net cash flows provided by financing activities were $59.6 million, primarily reflecting the net proceeds from the OEG Transaction of $286.2 million and the incurrence of the OEG Term Loan and the repayment of our previous term loan A, partially offset by the net repayment of $194.6 million under our various debt agreements and the payment of $15.2 million in deferred financing costs.

During the nine months ended September 30, 2021, our net cash flows provided by financing activities were $253.1 million, primarily reflecting net senior note borrowing of $200.0 million and net borrowings under our credit facility of $70.3 million, partially offset by the payment of $10.6 million in deferred financing costs.

Liquidity

At September 30, 2022, we had $224.7 million in unrestricted cash and $754.6 million available for borrowing under our revolving credit facility and the OEG revolving credit facility. During the nine months ended September 30, 2022, we received net proceeds of $286.2 million related to the OEG Transaction, repaid $494.6 million under our debt agreements, borrowed $288.0 million under the new OEG Term Loan, paid $94.0 million in net cash for the purchase of Block 21 after the assumption of the Block 21 CMBS Loan and incurred capital expenditures of $48.2 million. These changes, and the cash flows provided by operations discussed above, were the primary factors in the increase in our cash balance from December 31, 2021 to September 30, 2022.

We anticipate investing in our operations during the remainder of 2022 by spending between approximately $25 million and $45 million in capital expenditures, which primarily includes enhancements at Gaylord Rockies to better position the property for our group customers, enhancements to the offerings at Block 21, the construction of Ole Red Las Vegas, and ongoing maintenance capital of our current facilities. In addition, we intend to contribute up to an additional $2.0 million in capital to the Circle joint venture for working capital needs. We currently have no debt maturities until July 2023. We believe we will be able to refinance our debt agreements prior to their maturities, including extension options.

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

Our outstanding principal debt agreements are described below. At September 30, 2022, there were no defaults under the covenants related to our outstanding debt based on the amended terms of our credit agreement.

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

Revolving Credit Facility. The maturity date of the Revolver is March 31, 2024, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.40% to 1.95%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. At September 30, 2022, the interest rate on LIBOR-based borrowings under the Revolver is LIBOR plus 1.55%. Principal is payable in full at maturity.

At September 30, 2022, no amounts were outstanding under the Revolver, and the lending banks had issued $10.4 million of letters of credit under the Credit Agreement, which left $689.6 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $600 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”) and our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), which we met at September 30, 2022).

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

Term Loan B Facility. The Term Loan B has a maturity date of May 11, 2024. The applicable interest rate margins for borrowings under the Term Loan B are, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set forth in the Credit Agreement. At September 30, 2022, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. We have designated these interest rate swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At September 30, 2022, $372.5 million in borrowings were outstanding under the Term Loan B.

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

The $700 Million 4.75% Senior Notes are redeemable, in whole or in part, at any time on or after October 15, 2022 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.563%, 102.375%, 101.188%, and 100.00% beginning on October 15 of 2022, 2023, 2024, and 2025, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

$800 Million Term Loan (Gaylord Rockies). On July 2, 2019, Aurora Convention Center Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (“Tenant” and collectively, with Hotel Owner, the “Loan Parties”), subsidiaries of the entities that comprised the Gaylord Rockies joint venture, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced the Gaylord Rockies joint venture’s existing $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility, matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bears interest at LIBOR plus 2.50%. Simultaneous with closing, the Gaylord Rockies joint venture entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. Additionally, we have entered into an additional interest rate swap to fix the LIBOR portion of the interest rate at 3.3410% for the fourth year of the loan. We have designated these interest rate swaps as effective cash flow hedges.

The Gaylord Rockies Loan is secured by a deed of trust lien on the Gaylord Rockies real estate and related assets. We have entered into limited repayment and carry guaranties that, in the aggregate, guarantee repayment of 10% of the principal debt, together with interest and operating expenses, which are to be released once Gaylord Rockies achieves a certain debt service coverage threshold as defined in the Gaylord Rockies Loan. Generally, the Gaylord Rockies Loan is non-recourse to the Company, subject to (i) those limited guaranties, (ii) a completion guaranty in the event an expansion is pursued, and (iii) customary non-recourse carve-outs.

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

OEG Credit Agreement. On June 16, 2022, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a credit agreement (the “OEG Credit Agreement”) among OEG Borrower, as borrower, OEG Finance, certain subsidiaries of OEG Borrower from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million (the “OEG Revolver”). The OEG Term Loan matures on June 16, 2029 and the OEG Revolver matures on June 16, 2027. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 4.00% or (b) Adjusted Term SOFR plus 5.00% (all as specifically more described in the OEG Credit Agreement). The OEG Revolver bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 3.75% or (b) Adjusted Term SOFR plus 4.75%, which shall be subject to reduction in the applicable margin based upon OEG’s First Lien Leverage Ratio (all as specifically more described in the OEG Credit Agreement). The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21 and Circle, as more specifically described in the OEG Credit Agreement). The net proceeds we received from the OEG Term Loan were used to repay the outstanding balance of our existing $300 million Term Loan A. No revolving credit advances were made under the OEG Revolver at closing, and no amounts were outstanding under the OEG Revolver at September 30, 2022.

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

The Block 21 CMBS Loan contains customary financial covenants and other restrictions, including sponsor net worth and liquidity requirements, and debt service coverage ratio targets that Block 21 must meet in order to avoid a “Trigger Period,” the occurrence of which does not constitute a default. Block 21 was in a Trigger Period as of our purchase date and remains as such as of September 30, 2022. During the Trigger Period, any cash generated in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves will not be distributed to Block 21.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at September 30, 2022 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2026 are $449.0 million. These estimated obligations are $38.1 million for the remainder of 2022, $132.1 million in 2023, $100.1 million in 2024, $93.1 million in 2025, and $85.6 million in 2026. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the interest we paid during 2021, 2020 and 2019.

Inflation

Inflation has had a more meaningful impact on our business during the nine months ended September 30, 2022 than in recent historical periods. However, favorable occupancy and ADR in our Hospitality segment and business levels in our Entertainment segment have reduced the impact of increased operating costs on our financial position and results of operations. We continue to monitor inflationary pressures and may need to consider potential mitigation actions in future periods. A prolonged inflationary environment could adversely affect our operating costs, customer spending and bookings, and our financial results.

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

September 30,
2022
Net receivables due from non-guarantor subsidiaries	$32,757
Other assets	1,570,410
Total assets	$1,603,167

Total liabilities	$1,797,925
Total noncontrolling interest	$308

Nine Months Ended
September 30, 2022
Revenues from third-parties	$365
Revenues from non-guarantor subsidiaries	159,975
Operating expenses (excluding expenses to non-guarantor subsidiaries)	90,799
Expenses to non-guarantor subsidiaries	10,696
Operating income	58,845
Interest income from non-guarantor subsidiaries	12,333
Net income	3,233
Net income available to common stockholders	559

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, credit losses on financial assets, stock-based compensation, derivative financial instruments, depreciation and amortization, income taxes, pension plans, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no newly identified critical accounting policies in the first nine months of 2022, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2022, borrowings under the OEG Term Loan bore interest at an annual rate of SOFR plus 5.00%. If SOFR were to increase by 100 basis points, our annual interest cost on the $300.0 million in borrowings outstanding under the OEG Term Loan at September 30, 2022 would increase by approximately $3.0 million.

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

Prior to 2012, we had not paid a cash distribution on our common stock since 1999. Beginning in 2013, we declared, and we intend to continue to declare when appropriate, cash dividends, the amount of which will be determined, and will be subject to adjustment, by our board of directors. Our board of directors has approved an interim dividend policy pursuant to which we will make minimum dividends of 100% of REIT taxable income annually, subject to the board of directors’ future determinations as to the amount of any distributions and the timing thereof. Our dividend policy may be altered at any time by our board of directors, and certain provisions of our debt agreements may prohibit us from paying dividends in accordance with any policy we may adopt. To qualify as a REIT, we are generally required to distribute at least 90%

of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) each year to our stockholders. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal and state income tax purposes, or the effect of nondeductible expenses.

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

A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders. Generally, our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments and plans for future acquisitions and divestitures. Following the suspension of our regular quarterly dividend payments in March 2020 in connection with the COVID-19 pandemic, in September 2022, our board of directors approved an interim dividend policy pursuant to which we will make minimum dividends of 100% of REIT taxable income annually, subject to the board of directors’ future determinations as to the amount of any distributions and the timing thereof. The dividend policy may be altered at any time by our board of directors (as otherwise permitted by our credit agreement) and certain provisions of our agreements governing our other indebtedness may prohibit us from paying dividends in accordance with any policy we may adopt. Consequently, our distribution levels may be minimal and may fluctuate.

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

101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three months and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Equity (Deficit) (unaudited) for the three months and nine months ended September 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: November 1, 2022	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and
Chief Executive Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer