Form 10-K
period 2022-12-31
Ryman Hospitality Properties, Inc.
filed 2023-02-24
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2022 of $76.03 per share was approximately $4,059,031,553 (assuming for this purpose that shares beneficially owned by persons other than officers or directors of the registrant, and their affiliates, are held by non-affiliates).

As of January 31, 2023 there were 55,166,920 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

RYMAN HOSPITALITY PROPERTIES, INC.

2022 ANNUAL REPORT ON FORM 10-K

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

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the recovery of travel, transient and group demand from periods affected by COVID-19, and potential effects of COVID-19 on our results of operations and liquidity; (ii) the effect of our election to be taxed as a real estate investment trust (“REIT”) and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) our dividend policy, including the frequency and amount of any dividend we may pay; (v) our strategic goals and potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our use of cash during 2023; (x) our ability to borrow available funds under our credit facility; (xi) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xii) the effects of inflation and increased costs on our business and on our customers, including group customers at our hotels; and (xiii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

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

Risk Factors Summary

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Set forth below is a summary list of the principal risk factors as of the date of the filing of this Annual Report on Form 10-K:

●	COVID-19 has had, and widespread or severe outbreaks of COVID-19, including new variants, may in the future have, a material adverse effect on our financial condition, results of operations, cash flows and our ability to make distributions to our shareholders.
●	If Marriott or any future third-party hotel manager does not manage our hotel properties or other businesses successfully, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders may be negatively impacted. Further, the operation and management of our current hotel properties, the operation of which generates substantially all of our Hospitality segment revenue, is concentrated in Marriott.
●	Restrictive covenants and other provisions in our hotel management agreements with third-party hotel managers could limit our ability to sell or lease our hotel properties or refinance our existing debt. In addition, Marriott and any future third-party hotel manager may own or operate hotels that compete with our hotel properties.
●	Our concentration in the hospitality industry, and in particular the group-oriented meetings sector of the hospitality industry, exposes us to certain risks outside of our and Marriott’s control. In addition, the geographic concentration of our current hotel properties subjects us to a greater degree of risk to certain factors.
●	Inflation may adversely affect our financial condition and results of operations.
●	The hotel business is capital-intensive, and our inability to obtain financing or successfully complete acquisitions or capital improvements, or the disruption associated with them, could limit our growth or impact our performance.
●	Our TRS lessee structure subjects us to the risk of increased hotel operating expenses and the inability of our TRS lessees to make lease payments to us.
●	We and our third-party hotel manager rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure could harm our business. In addition, changes in privacy and data security laws could increase our operating costs and increase our exposure to fines and litigation, and cyber security incidents could have a disruptive effect on our business.
●	Our real estate assets are subject to numerous risks, including environmental regulations that could impose significant financial liability on us and illiquidity of real estate investments. Moreover, compliance with the Americans with Disabilities Act could require us to incur substantial costs.
●	As an owner of hotel properties and operator of leisure businesses, we are subject to risks relating to acts of God, outbreaks of pandemic disease, terrorist activity and war. Our operating results and ability to service debt and make distributions to stockholders may be adversely affected by operating risks common to the lodging industry.
●	We are subject to risks associated with our hotel managers’ employment of hotel personnel, particularly with hotels whose managers employ unionized labor, which could increase our hotels’ operating costs, including, but not limited to, an increase in wages and benefit costs, reduce the flexibility of our third-party hotel managers to adjust the size of the workforce at our hotel properties and impair our ability to make distributions to our stockholders. Our business could suffer if we or our hotel managers cannot attract and retain qualified personnel.
●	Any failure to protect the trademarks and intellectual property used in our business could reduce the value of our brand names and harm our business.

●	We may not realize the intended long-term economic benefits of the OEG Transaction or the Block 21 acquisition.
●	We conduct the operations of our Entertainment segment through OEG and our ownership is subject to the terms of agreements with A-OEG Holdings, LLC, an affiliate of Atairos. Any disagreement with Atairos or its affiliate may adversely affect our interest in OEG.
●	If we fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income. As a REIT, failure to make required distributions to our stockholders would subject us to federal and state corporate income tax.
●	Even though we are conducting our business as a REIT, certain of our business activities will be subject to corporate level income tax, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.
●	Complying with REIT requirements may limit our ability to hedge effectively and increase the costs of our hedging, may cause us to incur tax liabilities, and may limit our flexibility or cause us to forego otherwise attractive opportunities. Further, we may be required to borrow funds, sell assets, or issue equity to satisfy our REIT distribution requirements or maintain the asset ownership tests.
●	Legislative or other actions affecting REITs could have a negative effect on us or our stockholders, and even as a REIT, changes in federal, state, or local tax law, interpretations of existing tax law or agreements with tax authorities could affect our profitability and financial condition by increasing our tax costs.
●	The ability of our board of directors to revoke our REIT qualification, without stockholder approval, may cause adverse consequences to our stockholders.
●	Our planned use of TRSs may cause us to fail to qualify as a REIT, and if our leases of our hotel properties to TRS lessees are not true leases for federal income tax purposes, we may fail to qualify as a REIT.
●	If Marriott or any future third-party hotel manager fails to qualify as an “eligible independent contractor,” or if our hotels are not “qualified lodging facilities,” we may fail to qualify as a REIT.
●	Our cash distributions are not guaranteed and may fluctuate.
●	We have invested in, and in the future may invest in, mortgage loans, mezzanine debt, joint ventures or certain minority equity interests over which we may not have significant control, to or for which we may owe significant funding or obligations and for which there is no readily available market, and these investments may not be profitable.
●	Our substantial debt could reduce our cash flow and limit our business activities, and our indebtedness is secured by a substantial portion of our assets. In addition, we could be required to refinance our debt before it matures and there is no assurance that we will be able to refinance our debt on acceptable terms.
●	We are a holding company and depend on our subsidiaries’ cash flow to meet our debt service obligations. To service our debt and pay other obligations, we will require a significant amount of cash, which may not be available to us.
●	The agreements governing our debt contain various covenants that may limit our ability to operate our business and impair our ability to make distributions to our stockholders in accordance with our announced intended dividend policy or otherwise.
●	The ownership limitations in our charter may restrict or prevent stockholders from engaging in certain transfers of our common stock.
●	We are subject to certain general risks, including, but not limited to, risks related to our environmental, social and governance practices, class actions and other lawsuits, the market price of our common stock, and our board of directors’ ability to change our major policies.

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

We also own a controlling 70% equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which we report as our Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 97 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; two Nashville-based assets – the Wildhorse Saloon and the General Jackson Showboat (“General Jackson”); and as of May 31, 2022, Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”). Prior to June 16, 2022, we owned 100% of OEG. We also own a 50% interest in a joint venture that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”).

Our operations are organized into three principal business segments: (i) Hospitality, which includes our Gaylord Hotels properties, the Inn at Opryland and the AC Hotel; (ii) Entertainment, which includes the entertainment and media assets comprising OEG; and (iii) Corporate and Other, which includes corporate expenses. These three business segments — Hospitality, Entertainment, and Corporate and Other — represented approximately 85%, 15% and 0%, respectively, of our total revenues for the fiscal year ended December 31, 2022.

Financial information by business segment and for each of our Gaylord Hotels properties as of December 31, 2022 and for each of the three years then ended appears in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 13 – Financial Reporting by Business Segments” to our consolidated financial statements included in this Annual Report on Form 10-K.

Our Long-Term Strategic Plan

Our goal is to be the nation’s premier hospitality REIT for group-oriented, destination hotel assets in urban and resort markets.

●	Existing Hotel Property Design. Our Gaylord Hotels properties focus on the large group meetings and regional leisure transient markets in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. This strategy creates a better experience for both meeting planners and guests and has led to our current Gaylord Hotels properties claiming a place among the leading convention hotels in the country.
●	Expansion of Hotel Asset Portfolio. Part of our long-term growth strategy includes acquisitions or developments of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We will consider attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are generally interested in highly accessible upper-upscale or luxury assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess significant meeting space or present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We are consistently considering acquisitions that would expand the geographic diversity of our existing asset portfolio.
●	Continued Investment in Our Existing Properties. We continuously evaluate and invest in our current portfolio and consider enhancements or expansions as part of our long-term strategic plan. In 2021, we completed our $158 million expansion of Gaylord Palms, and we also completed our renovation of all of the guestrooms at Gaylord National. In 2022, we completed a re-concepting of the food and beverage options at Gaylord National and began a $98 million multi-year interior and exterior enhancement project at Gaylord Rockies to better position the property for our group customers.
●	Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in six Ole Red locations, as well as in Circle, and purchased Block 21. Further, in 2022, we completed a strategic transaction to sell a minority interest in OEG to an affiliate of Atairos Group, Inc. (“Atairos”) and its strategic partner NBCUniversal, who we believe will be able to help us expand the distribution of our OEG brands.
●	Short-Term Capital Allocation. Our short-term capital allocation strategy is focused on returning capital to stockholders through the payment of dividends, in addition to investing in our assets and operations. Due to the COVID-19 pandemic, we previously suspended our regular quarterly dividend payments. We reinstated our cash dividend in September 2022, and our interim dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually, subject to our board of directors’ future determinations as to the amount of any distributions and the timing thereof. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Description of our Hotel Portfolio

Our Gaylord Hotels properties incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has placed our Gaylord Hotels properties among the leading convention hotels in the country. Our Gaylord Hotels properties are routinely recognized by many industry and commercial publications, including being named a 2021 STELLA Award Finalist for best hotel chain by Northstar Meetings Group.

Marriott is responsible for the day-to-day management of our Gaylord Hotels properties, the Inn at Opryland, and the AC Hotel. We believe that our Gaylord Hotels properties have benefitted and will continue to benefit from Marriott’s expansive sales force and popular frequent traveler program, as well as its ability to manage group business.

Based on our information, publicly available information, and information and data obtained from Smith Travel Research, the top 10 hotels within the United States with the highest square footage of self-contained exhibit and meeting space as of January 2023 are as follows:

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

Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the Ryman Auditorium, the General Jackson Showboat, Gaylord Springs Golf Links (“Gaylord Springs”) – our 18-hole championship golf course with a 40,000 square-foot antebellum-style clubhouse offering meeting space for up to 500 guests – and other attractions in the Nashville area. Gaylord Opryland has 2,888 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 640,000 square feet. Gaylord Opryland was named a 2021 STELLA Award Gold Winner for best sustainability initiative by Northstar Meetings Group, a 2022 Award of Excellence Recipient from Corporate & Incentive Travel magazine, and has been recognized as a member of Meeting & Conventions’ Hall of Fame. We opened the indoor sections of SoundWaves, a $90 million luxury indoor/outdoor waterpark with over 200,000 square feet of water attractions and amenities adjacent to Gaylord Opryland in December 2018 and the outdoor sections in May 2019.

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

Gaylord Texan Resort and Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. Of the 85 acres, we own 75 acres and lease approximately 10 acres pursuant to a ground lease. The hotel features a lavish and expansive atrium, 1,814 signature guest rooms, four ballrooms with approximately 115,000 square feet, 88 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 488,000 square feet. The property also includes a number of themed restaurants, retail outlets, a resort pool, a full-service spa with 25,000 square feet of dedicated space, and an entertainment complex consisting of an approximately 39,000 square foot venue with a performance stage, dance floor, and a two-story outdoor deck. Guests also have access to the adjacent Cowboys Golf Club. Gaylord Texan is rated as a AAA Four-Diamond Hotel and was named a 2021 STELLA Award Silver Winner for best convention center and a Bronze Winner for best décor/design by Northstar Meetings Group and a 2020 Award of Excellence Recipient from Corporate & Incentive Travel magazine.

Gaylord National Resort and Convention Center — National Harbor, Maryland. Gaylord National is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 500,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center, a freestanding 24,000-square foot ballroom building offering 16,000 square feet of meeting space on the banks of the Potomac River that opened in May 2017, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. Gaylord National is rated as a AAA Four-Diamond Hotel, was named a 2021 STELLA Award Gold Winner for best food and beverage, a Silver Award Winner for best on-site support staff, and a Bronze Award Winner for best décor/design by Northstar Meetings Group, and a 2020 Award of Excellence Recipient from Corporate & Incentive Travel magazine. In 2021, we completed our renovation of all of the guestrooms at Gaylord National, and in 2022 we completed a re-concepting of the food and beverage options at Gaylord National.

Gaylord Rockies Resort and Convention Center — Aurora, Colorado. Gaylord Rockies is situated on approximately 85 acres and is located approximately 10 minutes from Denver International Airport. The hotel features a lavish and expansive atrium, 1,501 signature guest rooms, including 114 suites, four ballrooms with up to approximately 60,000 square feet, up to 81 breakout rooms, indoor meeting, exhibit and pre-function space of approximately 409,000 square feet, and additional outdoor meeting space of approximately 76,000 square feet. The property also includes a number of themed restaurants, retail outlets, a full-service spa, five outdoor event spaces and an indoor/outdoor pool complex. The approximately $800 million hotel project opened on a limited basis in December 2018 and on a fully completed basis in January 2019. Gaylord Rockies is rated as a AAA Four-Diamond Hotel and was awarded a 2021 STELLA Award Finalist for best convention center by Northstar Meetings Group. In 2022, we began a $98 million multi-year interior and exterior enhancement project at Gaylord Rockies to better position the property for our group customers.

Inn at Opryland. The Inn at Opryland is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space.

AC Hotel. The AC Hotel is located near Gaylord National. The hotel has 192 rooms and approximately 3,700 square feet of meeting space.

Description of our Entertainment Portfolio

The Grand Ole Opry. The Grand Ole Opry, which celebrated its 97th anniversary in 2022, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Grand Ole Opry House, home of the Grand Ole Opry, seats approximately 4,400 and is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and Sirius/XM Radio and streamed on the Internet. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists and other acts. In 2019, we completed construction of an approximately $20 million expansion to the Grand Ole Opry House, which includes a larger retail space, additional food and beverage options, a redesigned box office, VIP lounge area with a backstage tour theater, and additional parking.

Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently in January 2023. Ryman Auditorium has won numerous awards, including “Theatre of the Year” by Pollstar Concert Industry Awards, “Venue of the Year” by the Country Music Association, and “Venue of the Year – Small Capacity” by the Academy of Country Music, winning each on several occasions.

Block 21. On May 31, 2022, we purchased Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas. Block 21 is the home of the Austin City Limits Live at the Moody Theater (“ACL Live”), a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin, which Marriott manages, the 3TEN at ACL Live club and approximately 53,000 square feet of other Class A commercial space.

Ole Red. In May 2018, we opened our flagship Ole Red location, a multi-level entertainment venue in downtown Nashville. We own additional Ole Red locations in Gatlinburg, Tennessee; Orlando, Florida; Tishomingo, Oklahoma; and at the Nashville International Airport, and have announced a new location in Las Vegas, Nevada (scheduled to open in 2023). Each of these restaurant, bar and live music venues showcase curated country music talent alongside concert-quality production and sound capabilities.

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

Circle. In 2019, we acquired a 50% equity interest in Circle, a media network dedicated to the country lifestyle consumer. Circle offers entertainment news, documentaries, movies, and archival, new and licensed programming, as well as Grand Ole Opry performances. We have made $31.0 million in capital contributions through December 31, 2022, and intend to contribute up to an additional $12.2 million through December 31, 2023 for working capital needs. Circle launched its broadcast network on January 1, 2020, with sixteen original shows and two major distribution partnerships. As of February 2023, Circle is available to more than 70% of U.S. television households via over-the-air and cable television and is available through multiple online streaming services.

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

All of our assets are held by, and all of our operations are conducted through, RHP Hotel Properties, LP, a Delaware limited partnership (the “Operating Partnership”), of which we own, directly or indirectly, 99.3% of the partnership interests (collectively, the “OP Units”), including all of the general partnership interests. The Operating Partnership’s limited partnership agreement provides that the OP Units held by other persons may be exchanged on a one-for-one basis for shares of our common stock. Under certain circumstances, we may issue such OP Units as consideration to acquire hotel properties. By offering OP Units, the seller of such hotel property could defer federal income tax on any of the seller’s gains on sale, and this tax advantage may enable us to acquire hotel properties in the future which otherwise may not be available for sale.

As a REIT, at least 75% of our gross income for each taxable year must generally be derived from “rents from real property” or other income permitted by the Internal Revenue Code of 1986, as amended (the “Code”). To meet this requirement, our hotel properties are owned or leased by certain subsidiaries of the Operating Partnership, which are disregarded entities for federal income tax purposes, and these subsidiaries lease or sublease our hotels to our TRS pursuant to leases that contain economic terms which are similar to leases between unrelated parties. The rent that we receive from our TRS lessees qualifies as “rents from real property” as long as the property is operated on behalf of our TRS lessees by a person who qualifies as an “independent contractor” (as defined in the Code) and who is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” (as defined in the Code) for any person unrelated to us and our TRS lessees (an “eligible independent contractor”). Our TRS lessees have engaged Marriott to manage the day-to-day operations of our hotels as an eligible independent contractor.

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

Human Capital

We create unique destination and entertainment experiences for our customers. This work requires a strong, people-centric culture that celebrates diversity, provides opportunities for growth and improves the communities we serve. Providing competitive compensation and benefits to our employees is fundamental to the success of our organization. We believe that caring for the people who work in our businesses and communities leads to a more positive experience for our guests and gives us a competitive advantage in the industries in which we operate.

Our goal is to employ a highly engaged, high-performing and satisfied workforce.

Our Workforce

As of December 31, 2022, we employed 1,269 people, including 689 full-time and 580 part-time and on-call employees in our Entertainment and Corporate segments. Fifty-four percent of our population identify as female and 46% identify as male. Women held 50% of leadership positions as of December 31, 2022. We do not have any employees in our direct employment represented by collective bargaining agreements.

Our Hotels and Managed Attractions

While our hotel operator, Marriott, is responsible for hiring and managing the workforce at our Gaylord Hotels properties, as well as the Inn at Opryland, the AC Hotel, Gaylord Springs, the General Jackson, the Wildhorse Saloon and the W Austin, we receive periodic updates from Marriott concerning Marriott’s policies, and we believe they reflect our people-first approach.

Philosophy and Culture

Our people-first philosophy centers around creating a workplace culture where all employees feel respected, valued and inspired. We prioritize communication to ensure our employees feel connected to our company’s goals and engaged in the communities we serve. Our commitment to an inclusive work environment is a top priority as we continue the work of our diversity council, as well as our enhanced recruiting practices to attract, retain and develop diverse talent. Additionally, our Total Wellbeing benefits philosophy includes resources to help employees live happier, healthier lives, while rewarding performance and encouraging retention. In the last three years, despite rising healthcare costs, we have kept employee healthcare premium increases at or below 5%. This is largely due to our commitment to a people-first culture and our commitment in managing costs to provide attractive benefits.

Programs in place to reinforce our people-centric culture include, among others:

●	Diversity & Inclusion: We are committed to building a more diversified workforce through enhanced recruitment initiatives to attract, employ and develop diverse candidates. This builds on existing relationships with local, diverse community groups and universities, along with enhancing recruiting protocols to identify candidates for management positions. Additionally, we are focusing on diversity recruitment in our internship program, redesigning both the compensation structure and promotional strategies to recruit often underrepresented students to our workplace. We continue to focus on engaging our existing workforce through policies and programs promoting workplace diversity and inclusion, and we have also implemented a new online learning program that promotes the importance of this work within our organization. Our Diversity Council, which was founded in 2020 and continues to grow and evolve, consists of cross-organizational representatives who advocate for and monitor the Company’s commitment to diversity and inclusion. The OPEN campaign, an idea developed within our Diversity Council, was officially launched in 2022. OPEN is a platform that gives employees the opportunity to share, inspire and have more visibility to our philosophy around diversity and inclusion. We have created additional opportunities for employees to be involved in this important work, including the implementation of an employee Volunteer Paid Time Off Policy where full-time employees can receive up to 8 hours of paid time off to volunteer outside the organization and support areas of the communities that we serve. Further, employees can also participate in our newly instituted Business

Employee Resource Groups that allow people with shared interests, backgrounds, passions and cultures to find a sense of belonging through community within our Company.
●	Pay Equity: We conduct regular compensation studies with third-party consultants to make our positions competitive for the markets in which we operate, and to address such issues as compensation level differences between male and female or minority and non-minority employees.
●	Succession Planning and Performance Management: Our employees receive annual performance reviews. Full-time, exempt and non-exempt employees in professional and support roles set annual SMART goals and are evaluated on these goals and core competencies. We also conduct quarterly talent review processes with all departments to identify high-potential individuals and create individualized development plans. Our Performance Management tool allows employees to comment on their progress towards their goals and also allows leaders to track this progress and provide coaching and mentoring in response to their individual needs.
●	Training and Development: We conduct robust onboarding, training and development for all levels of employees focused on our guiding principles (Passion, Respect, Winning Attitude, Integrity, Service, Teamwork, Pride, Creativity and Fun). Through our Company-created Ryman Hospitality University, we have a physical training space and online learning portal open to all employees. Courses offered include mandatory annual workplace harassment and safety training for all levels, leadership development programs for various levels of leaders, and numerous professional skills and personal development courses for all employees. We have also introduced the “Perspectives” learning series, which is an opportunity for employees across the organization to network with and learn from our leaders about their unique perspectives and expertise.
●	Employee Engagement: The Company provides regular opportunities for employee engagement, including update meetings where full-time employees can hear directly from senior leadership about business performance and vision for the future. The meetings also celebrate employees demonstrating our workplace values. Weekly and monthly newsletter communications reinforce our people-centric culture, while regular communications from senior leaders ensure all employees have first-hand access to company updates between meetings. Two-way communication is encouraged through employee satisfaction surveys, senior leader-led Think Tanks and focus groups designed to solicit candid feedback from employees. We have also invested in a new mobile app that allows our venue employees easier access to quick updates and the ability to interact with one another in a centralized location. In addition to our current peer-to-peer recognition program that is celebrated quarterly, we introduced a new tier of employee appreciation which includes the Chairman’s Award and Leadership Excellence Award. Both awards recognize exemplary performance throughout different levels of the organization. Finalists for both awards are selected by our Chairman and are recognized at a reception on the stage of the Grand Ole Opry.
●	Total Wellbeing/Total Rewards: We offer a competitive pay and benefits package that includes opportunities for our employees to protect their physical, mental and financial health. Offerings include health plan and retirement options for part- and full-time employees, a competitive 401(k) plan with employer match, employee assistance programs offering counseling services, and financial literacy courses. We also offer tuition reimbursement for full-time employees, on-site wellness events, flu shot clinics and wellness fairs and complimentary tickets for our venue offerings. Additionally, part- and full-time employees are also eligible for annual performance-based financial bonuses.

Environmental, Social and Governance (“ESG”)

We have made ESG and diversity, equity and inclusion (“DEI”) a priority throughout our organization and the communities in which we operate. As our portfolio evolves over time, sustainability will continue to increase in significance as we adapt and develop existing assets. We seek to execute any future changes to our portfolio, including with respect to new development, major renovation and on-going operations, in a socially and environmentally responsible manner. Our asset management team works directly with Marriott for the Marriott-managed properties to develop a short-term and long-term ESG and DEI strategy. We have made firm commitments to strengthen the local communities in which we operate. The RHP Foundation was established in 2005 to formalize our charitable commitments and to help elevate our impact on local communities.

In July 2022, we published our Sustainability Report, which highlights the environmental and social performance of the Company and includes ongoing initiatives and historical performance in accordance with the Global Reporting Initiative Index and the Sustainability Accounting Standards Board Real Estate Infrastructure Segment Standard. This report is available on our website at https://ir.rymanhp.com/sustainability. The information included in, referenced to, or otherwise accessible through our website, is not incorporated by reference in, or considered to be part of, this Report on Form 10-K or any document unless expressly incorporated by reference therein.

Competition

Hospitality

Our current hotel properties compete with numerous other hotels throughout the United States and abroad, particularly the approximately 100 convention hotels that, on average, have over 1,000 rooms and a significant amount of meeting and exhibit space. We believe that competition among convention hotels is based on, among other things: (i) the hotel’s reputation, (ii) the quality of the hotel’s facility, (iii) the quality and scope of a hotel’s meeting and convention facilities and services, (iv) the desirability of a hotel’s location, (v) travel distance to a hotel for meeting attendees, (vi) a hotel facility’s accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, (viii) service levels at the hotel, and (ix) price. Our hotels also compete against large municipal convention centers, including those in Orlando, Chicago, Atlanta, Dallas, Nashville, Washington, D.C. and Denver. We believe that our hotels’ expansive spaces and quality meeting and convention facilities and services provide a competitive advantage over other hotels and convention centers.

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

Entertainment

OEG and its entertainment and media assets compete with all other forms of entertainment and recreational activities. The success of the Entertainment group is dependent upon certain factors beyond our control, including economic conditions, the amount of available leisure time, transportation cost, public taste and weather conditions. Our radio station and Circle compete with numerous other types of entertainment businesses and advertisement media, and success is often dependent on taste and fashion, which may fluctuate from time to time.

Management Agreements

Gaylord Hotels. We are a party to a management agreement with Marriott for each of our Gaylord Hotels properties, as well as a pooling agreement with Marriott with respect to our Gaylord Hotels properties other than Gaylord Rockies, on an aggregate basis. Each of the management agreements other than Gaylord Rockies has a term expiring in 2047, with three automatic 10-year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of these management agreements requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement requires us to pay to Marriott an incentive fee of 10% of the first $15.0 million of pooled available cash flow (which is generally operating profit for the pooled hotels less an owner’s priority) plus 20% of any additional pooled available cash flow over such threshold. The owner’s priority is collectively $240 million, plus certain additional amounts, including 10% of certain non-routine capital expenditures and conversion work, and 10% of replacements of furniture, fixtures, and equipment and routine capital expenditures in excess of a reserve. If one or more of our Gaylord Hotels properties other than Gaylord Rockies were not a “pooled hotel” (i.e., if we cease to own the hotel or we lease the hotel to a third party), the thresholds used to calculate the incentive fee in the pooling agreement will be adjusted, and the incentive fee for the non-pooled hotel will be based on such hotel’s performance. The management agreements and pooling agreement also contain certain restrictions on our incurring indebtedness that encumber our Gaylord Hotels properties other than Gaylord Rockies on an individual or aggregate basis. The management agreements may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards. The management agreements prohibit us from selling the Gaylord Hotels properties other than Gaylord Rockies to certain persons, including any person who does not, in Marriott’s reasonable judgment, have sufficient financial resources and liquidity to fulfill our obligations under the management agreements, or any person who owns a controlling interest in a hotel brand (e.g., Hilton or Hyatt) totaling at least ten full-service hotels that are not affiliated with a brand but that are marketed and operated as a collective group, if such brand or group of hotels compete with Marriott. In addition, we may not sell a Gaylord Hotels property other than Gaylord Rockies if we are then in breach of the applicable management agreement.

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

Inn at Opryland. Marriott manages the day-to-day operations of the Inn at Opryland pursuant to a management agreement that requires us to pay Marriott a base management fee of approximately 2% of gross revenues for each fiscal year or portion thereof. This management agreement expires in 2034, with five five-year renewal options, so long as neither party terminates the agreement. Additionally, this management agreement requires us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreement) over a certain threshold.

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

Certain Nashville Attractions. Marriott manages the General Jackson, the Wildhorse Saloon, and Gaylord Springs pursuant to management agreements. Each of these management agreements requires us to pay Marriott a base management fee of approximately 2% of total revenues. Additionally, the management agreements require us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreements) over a certain threshold. The management agreements for the General Jackson and the Wildhorse Saloon expire during 2023, and the General Jackson agreement includes indefinite one-year renewal options so long as neither party terminates the agreement. The management agreement for Gaylord Springs expires in 2025.

W Austin. Marriott manages the day-to-day operations of the W Austin pursuant to a management agreement that requires us to pay Marriott a base management fee of 3.5% of gross revenues for the first year post-sale, 3.75% of gross revenues for the second year post-sale, and 4.0% of gross revenues thereafter. This management agreement expires in 2030, with two five-year renewal options so long as neither party terminates the agreement. Additionally, this management agreement requires us to pay to Marriott an incentive fee of 15% of incentive income (as defined in the management agreement) over a certain threshold.

Total Marriott base management fees incurred for our applicable assets during 2022, 2021 and 2020 were $35.1 million, $17.6 million and $10.3 million, respectively. Total incentive fees incurred during 2022, 2021 and 2020 were $13.5 million, $0.3 million, and $0, respectively. Management fees are presented in the accompanying financial information net of the amortization of the deferred management rights proceeds discussed further in “Note 5 – Deferred Management Rights Proceeds” to our consolidated financial statements included in this Annual Report on Form 10-K.

Seasonality

Portions of our business are seasonal in nature. The group convention business at our Gaylord Hotels properties is subject to reduced levels of demand during the year-end holiday periods.

Regulation and Legislation

Hospitality

Our current hotel properties are subject to certain federal, state, and local governmental laws and regulations including, without limitation, capacity restrictions, labor regulations, health and safety laws and environmental regulations applicable to hotel and restaurant operations. Additionally, various federal and state laws, payment card industry security standards, and other information privacy and security standards are applicable to our current hotel properties. The hotels are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as regulations pursuant thereto. We believe that our hotel properties and our attractions are in substantial compliance with such regulations. In addition, the sale of alcoholic beverages by a hotel requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have the power to limit, condition, suspend or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of operations of our Hospitality segment. Pursuant to management agreements with Marriott, we do not control many of these activities at our hotel properties, and we rely on Marriott to comply with all such federal, state and local governmental laws and regulations with respect to such properties. However, under the terms of our management agreements with Marriott, we may be required to bear the cost of any capital expenditures necessary to comply with a legal requirement.

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

Our entertainment attractions are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as the laws and regulatory activities and standards associated with information privacy and security and the sale of alcoholic beverages, in each case as described above. Pursuant to management agreements with Marriott, we do not control many of these activities with respect to the W Austin, the General Jackson and the Wildhorse Saloon,

and we rely on Marriott to comply with all such federal, state and local governmental laws and regulations with respect to such businesses. However, under the terms of our management agreements with Marriott, we may be required to bear the cost of any capital expenditures necessary to comply with a legal requirement.

Additional Information

Our web site address is www.rymanhp.com. We make available free of charge through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, definitive proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information provided on our web site is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report. The public may also read and copy any materials that we file with the SEC on its website at www.sec.gov.

Information About Our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company at January 1, 2023. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	75	Executive Chairman of the Board of Directors
Mark Fioravanti	61	Director, President and Chief Executive Officer
Patrick Chaffin	49	Executive Vice President and Chief Operating Officer - Hotels
Scott J. Lynn	49	Executive Vice President, General Counsel and Secretary
Jennifer Hutcheson	44	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

The following is additional information with respect to the above-named executive officers.

Colin V. Reed has served as Executive Chairman of the Board of Directors since January 1, 2023 and as a director of the Company since April 2001. Mr. Reed previously served as the Company’s Chief Executive Officer from April 2001 through December 2022, and was first elected Chairman of the Board of Directors in May 2005. Until November 2008, and again from November 2012 to March 2015, Mr. Reed also served as President of the Company. Prior to joining the Company, Mr. Reed had served as a member of the three-executive Office of the President of Harrah’s Entertainment, Inc. (now Caesar’s Entertainment) since May 1999, and he had served as Harrah’s Chief Financial Officer since April 1997. Mr. Reed also was a director of Harrah’s from 1998 to May 2001. Mr. Reed served in a variety of other management positions with Harrah’s and its predecessor, Holiday Corp., since 1977. Mr. Reed is a director of First Horizon National Corporation.

Mark Fioravanti is President and Chief Executive Officer of the Company. Mr. Fioravanti has served as President since March 2015, was appointed Chief Executive Officer as of January 1, 2023, and has served as a director of the Company since February 2022. Mr. Fioravanti previously served as Executive Vice President and Chief Financial Officer of the Company from August 2011 to March 2015 and as Senior Vice President and Chief Financial Officer from June 2009 to August 2011. Until June 2009, Mr. Fioravanti served as Senior Vice President of Finance and Treasurer of the Company, a position he had held since June 2007. Prior to such time, Mr. Fioravanti had served as Executive Vice President of the Company and President of ResortQuest International since March 2004. From August 2002 to March 2004, Mr. Fioravanti was the Company’s Senior Vice President of Marketing. Prior to joining the Company in August 2002, Mr. Fioravanti spent nine years in a variety of roles with casino operator Harrah’s Entertainment, Inc., where he was most recently Vice President of Finance and Administration of Harrah’s New Orleans. Mr. Fioravanti graduated from The Ohio State University, where he earned his B.S. degree. He also holds an MBA from the University of Tennessee.

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

Scott J. Lynn is Executive Vice President, General Counsel and Secretary of the Company, a position he has held since May 2018. From January 2013 to April 2018, he was the Company’s Senior Vice President, General Counsel and Secretary. From August 2003 to January 2013, he served as the Company’s Associate General Counsel. From May 2002 to August 2003, Mr. Lynn was Senior Counsel at Progeny Marketing Innovations, a subsidiary of Cendant Corporation. From August 1998 to May 2002, Mr. Lynn was an associate at the law firm of Stokes & Bartholomew, P.A. Mr. Lynn is a graduate of the Vanderbilt University School of Law and Tennessee Technological University.

Jennifer Hutcheson is Executive Vice President, Chief Financial Officer and Chief Accounting Officer. Ms. Hutcheson has served as the Company’s Chief Financial Officer since March 2022. Prior to such time, she served as Executive Vice President, Corporate Controller and Chief Accounting Officer of the Company, a position she held since March 2020. From May 2018 to February 2020, she was Senior Vice President, Corporate Controller and Chief Accounting Officer. From January 2013 to April 2018, she was the Senior Vice President and Corporate Controller of the Company. From March 2006 to December 2012, she served as the Company’s Vice President of Accounting and Tax. From May 2004 to March 2006, she served as the Company’s Director of Corporate Accounting. From August 2002 to April 2004, she was the Corporate Accounting Manager at Private Business Inc. Prior to that time, she was an auditor with Ernst & Young LLP and Arthur Andersen. Ms. Hutcheson, who is a certified public accountant, has a B.S. degree in accounting from Tennessee Technological University and an MBA from the Owen Graduate School of Management at Vanderbilt University.

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

Risks Relating to Our Business

COVID-19 has had, and widespread or severe outbreaks of COVID-19, including new variants, may in the future have, a material adverse effect on our financial condition, results of operations, cash flows and our ability to make distributions to our shareholders.

COVID-19 has caused, and widespread or severe outbreaks of COVID-19 may in the future cause, significant disruption to our business. The extent to which COVID-19 may in the future impact our financial condition, results of operations, cash flows and ability to make distributions to our shareholders will likely depend on numerous evolving factors that we may be unable to accurately predict, assess or control, including, but not limited to, the duration and severity of any widespread or severe outbreaks of COVID-19; whether or not a recession or similar economic downturn occurs in the United States or globally as a result of any such outbreaks; disruptive macroeconomic effects, such as worsening inflation, labor shortages and supply chain challenges, and volatility in the financial markets as a result of any such outbreaks, and the length of time it takes for demand and pricing to recover and stabilize, particularly in the large group meetings segment of the lodging industry, and for normal economic and operating conditions to resume; and operational changes we may elect or be required to make in the future in response to such outbreaks, such as measures to reduce operating costs and improve efficiency and measures related to safety, cleaning, vaccines and other related protocols.

Given the uncertainty as to the existence, duration and severity of any future widespread or severe outbreaks of COVID-19, we are presently unable to accurately estimate the impact, if any, to our future business, results of operations, cash flows, financial condition or ability to make distributions to our shareholders.

Any effects related to COVID-19 that we may experience in the future also could intensify or otherwise affect many of our other risk factors that are included in “Part I, Item 1A, Risk Factors” of this Annual Report on Form 10-K and our subsequent filings, including, but not limited to, risks inherent in the hospitality industry, macroeconomic factors beyond our control, competition for hotel guests and qualified personnel, group customers at our hotels and OEG customers, risks related to doing business with third parties, including vendors and suppliers, performance of our information technology systems and risks related to our indebtedness. We may be unable to accurately predict or assess the other potential impacts to our risk factors contained herein and that are further described in this Annual Report on Form 10-K.

If Marriott or any future third-party hotel manager does not manage our hotel properties or other businesses successfully, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders may be negatively impacted.

Due to federal income tax laws that restrict REITs from operating and managing hotels, we do not operate or manage the day-to-day functions of any of our hotel properties as a REIT. We lease or sublease our hotel properties to our TRS, and such TRS lessees have engaged Marriott as a third-party hotel manager pursuant to hotel management agreements. Marriott manages the day-to-day operations of our Gaylord Hotels properties, as well as the Inn at Opryland, the AC Hotel, Gaylord Springs, the W Austin, the General Jackson and the Wildhorse Saloon. We will identify third-party hotel managers to operate and manage any hotels that we acquire in the future. Our third-party hotel managers are responsible for the day-to-day management of our hotel properties, including, but not limited to, implementing significant operating decisions, setting rates for rooms and meeting space, controlling revenue and expenditures, collecting accounts receivable, and recruiting, employing and supervising employees at our hotel properties. We do not have the authority to require our third-party hotel managers to operate our hotel properties in a particular manner, although we have consent and approval rights for certain matters under our hotel management agreements with Marriott, subject to the limitations described therein. As a result, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders are largely dependent on the ability of our third-party hotel managers to operate our hotel properties successfully. Any failure by our third-party hotel managers to provide quality services and amenities or to maintain and protect a quality brand name and reputation could have a negative impact on their ability to operate and manage our hotel properties successfully and could negatively impact our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

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

Our current hotel properties, the operation of which generates substantially all our Hospitality segment revenue, are operated and managed by Marriott. As a result, our operational risk is concentrated in one third-party hotel manager, which makes us more vulnerable economically to any weakness of Marriott than if we entered into hotel management agreements with several third-party hotel managers. We cannot assure you that Marriott will satisfy its obligations to us or successfully operate and manage our current hotel properties. Any adverse developments in Marriott’s business and affairs, financial strength or ability to operate and manage our current hotel properties successfully could materially reduce our revenues and net income, which could in turn reduce the amount of distributions to our stockholders. Additionally, we rely on the resources of and financial information provided by Marriott to report the financial results of our hotel properties. A failure by Marriott to accurately report the financial results of our hotel properties could materially affect our understanding of the hotel properties’ performance as well as our ability to accurately report on the hotel properties’ performance. Further, Marriott now owns the Gaylord Hotels brand and trademarks, and a failure on their part to maintain quality standards, including at any future projects that we do not own an interest in, could harm the brand and damage our business.

Revenue growth, cost synergies and containment strategies for our hotel operations are largely dependent on the efforts of Marriott. Historically, Marriott’s efforts to leverage its rewards program, customer channels and brands, as well as its management of demand for rooms, meeting space and banquets, resulted in revenue growth and Marriott’s efforts to reduce hotel-level costs yielded cost savings. There can be no assurance that such improvements in revenue or cost savings achieved by Marriott will continue in future periods.

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

Our primary business is hotel-related, and our current hotel properties, the operation of which generates substantially all our Hospitality segment revenue, are concentrated in the group-oriented meetings sector of the hospitality industry. Therefore, a downturn in the lodging industry, in general, and the group-oriented meetings sector, in particular, would have a material adverse effect on our financial condition, results of operations, the market price of our common stock and our ability to service debt and make distributions to our stockholders. Additionally, our group room rates may be contracted several years in advance, and we are subject to increases in operating costs over time that may not be offset by these group room rates, which may result in reduced margins and lower financial results.

The group-oriented meetings sector has suffered, and may in the future suffer, as a result of COVID-19, and while we believe meeting planners would, in the case of widespread or severe outbreaks of COVID-19, rebook large group meetings to future periods, there can be no assurance as to the timing and pace of any recovery.

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

The geographic concentration of our current hotel properties subjects us to a greater degree of risk to certain factors.

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

Inflation may adversely affect our financial condition and results from operations.

Inflation, which has risen to levels not experienced in recent decades, has caused, and could continue to cause, broad price increases and rising interest rates. A prolonged inflationary environment, and any fiscal, monetary or other policy interventions by the U.S. government or the Federal Reserve in reaction to such an environment, including increases in federal interest rates, could adversely affect our operating costs, customer spending and bookings, and ability to access the debt markets on favorable terms. If the cost to operate and maintain our hotels and other properties increases faster or at a rate greater than our ability to pass on costs by increasing amounts charged to guests and customers, our financial condition, results of operations and cash flows could be materially and adversely affected.

The hotel business is capital-intensive, and our inability to obtain financing or successfully complete acquisitions or capital improvements, or the disruption associated with them, could limit our growth or impact our performance.

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

Our leases with our TRS lessees require our TRS lessees to make lease payments to us based in part on gross revenues from our hotel properties. Our operating risks include decreases in revenues at our hotel properties and increases in operating expenses at our hotel properties. Decreases in revenues or increases in operating expenses could adversely affect our TRS lessees’ ability to make lease payments due under the leases, including, but not limited to, increases in wage and benefit costs, repair and maintenance expenses, property taxes, insurance costs, and other operating expenses. Increases in those operating expenses can have a significant adverse impact on our financial condition, results of operations, the market price of our common stock, and our ability to service debt and make distributions to our stockholders.

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

We and our third-party hotel manager rely on information technology systems, including networks and the Internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Our businesses require collection of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems and those of our service providers. The integrity and protection of customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we or the hotel managers could make faulty decisions. Customers and employees also have a high expectation that we and our third-party service providers and processors will adequately protect their personal information. Despite implementation of various measures designed to protect our information systems and records, including those we maintain with our service providers, we, the hotel managers and/or our third-party service providers may be subject to security breaches, system failures, viruses, operator error, employee misuse, unauthorized or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider or failure to comply with the various U.S. and international laws and regulations applicable to the protection of such data, including the CCPA, or with Payment Card Industry (PCI) data security standards, could divert our attention, adversely impact our reputation, result in remedial and other fines or litigation, cause us to incur substantial liabilities or costs, result in a loss of valuable data, or a loss of consumer confidence. A breach in the security of our information systems or those of our service providers, or the unauthorized use of such data by us or our third-party providers, could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

Changes in privacy and data security laws could increase our operating costs and increase our exposure to fines and litigation.

We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information. Various U.S. federal and state laws, payment card industry security standards, and other information privacy and security standards are all applicable to us. In 2023, updated laws in California, Colorado, Connecticut, Utah and Virginia will go into effect, each of which requires, among other things, that businesses provide new disclosures and options to consumers about data collection, use and sharing policies. Significant legislative, judicial or regulatory changes have been and could be issued in the future. Violations of these new laws may subject us to civil monetary penalties, and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, provides for a private cause of action. Compliance with changes in applicable data security and privacy laws and regulations and contractual obligations has increased, and may in the future increase, our operating costs and may restrict our business operations, increase our exposure to fines and litigation in the event of alleged noncompliance, and adversely affect our reputation.

Cybersecurity incidents could have a disruptive effect on our business.

While we have implemented security measures to safeguard our systems and data, our measures or the measures of our service providers or hotel manager may not be sufficient to maintain the confidentiality, integrity, or availability of the data collected, stored, and used to manage our Gaylord Hotels properties. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to data, failure of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “supply chain” attacks, “phishing” or other types of business email compromises, operator error, or inadvertent releases of data may materially impact our information systems and records of those of our owners, licensees, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access to such systems, have greatly increased in recent years. Like most large multinational corporations, our hotel manager and its service providers have experienced cyber-attacks, and attempts to disrupt access to their systems and data or those of properties our hotel manager manages and the frequency and sophistication of such efforts could continue to increase. We and our third-party service providers, including our third-party hotel manager, have increasingly relied on cloud-based services and on remote access to information systems in recent years, which has increased our exposure to potential cybersecurity incidents. Any theft, loss, loss of access to, or fraudulent use of guest, associate, owner, licensee, or company data could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, compromises in the security of our information systems or those of our owners, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems or our hotel manager’s systems, resulting in operational inefficiencies and a loss of profits, and negative publicity, resulting in tangible adverse effects on our business, including consumer boycotts, cancellations, lost sales or litigation, all of which could affect our market share, reputation, business, financial condition, or results of operations. These events may also cause us to incur substantial costs, including but not limited to, costs associated with remediation for or recovery of stolen assets or information, including ransom costs paid to cyber-attackers, costs for sending legally required notifications to customers or other affected individuals, and increased cyber protection costs to guard against opportunities for re-occurrence of a breach. Although we or our manager carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security compromises, and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.

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

Our operating income and ability to make distributions to our stockholders may be reduced by acts of God, outbreaks of pandemic disease (including COVID-19), or acts of terrorism in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Gaylord Opryland, which is located adjacent to the Cumberland River and is protected by levees built to sustain a 100-year flood, suffered flood damage on May 3, 2010 as the river rose to levels that over-topped the levees. The per occurrence flood insurance limit for our Gaylord Opryland hotel is now $350 million. We have also completed enhancements to the levees that protect the hotel to increase the height of the levees. While we believe these steps are reasonable given the likelihood of flood damage at Gaylord Opryland, there can be no assurances that flooding will not occur at Gaylord Opryland in the future. Some types of losses, such as from flood, earthquake, tornado, terrorism and environmental hazards, may be either uninsurable, subject to sublimit, or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, outbreaks of pandemic disease (including COVID-19), wars or armed conflicts (including the potential for war or armed conflicts), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty, may cause our future results to differ materially from anticipated results.

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

We and our third-party hotel managers compete with other companies both within and outside of the hospitality and entertainment industries for personnel. We and our hotel managers have experienced challenges hiring qualified personnel due to various factors, such as increasing wage expectations and competition for labor from other industries, including and continuing after the COVID-19 pandemic and in the current inflationary environment, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. If we and our hotel managers cannot recruit, train, develop and retain sufficient numbers of associates, we could experience significant negative impacts to our operations, including low employee morale, high employee turnover and low guest satisfaction. Insufficient numbers of personnel could also limit our ability to grow and expand our businesses. Labor shortages have resulted in and could continue to result in higher wages and initial hiring costs, increasing our labor costs and those of our third-party hotel managers, which could reduce our profits and ultimately impair our ability to make distributions to our stockholders. In addition, the efforts and ability of our senior executives are important elements of maintaining our competitive position and driving future growth, and the loss of the services of one or more of our senior executives could result in challenges executing our business strategies or other adverse effects on our business.

Any failure to protect the trademarks and intellectual property used in our business could reduce the value of our brand names and harm our business.

Third-party infringement of the Gaylord Hotels marks now owned by Marriott or the marks we own and use in our entertainment business, or the failure to enforce rights to the marks, could be damaging to our business.

The reputation and perception of the brands we use is critical to our success. If trademarks or intellectual property are misappropriated or used without authorization, the value of those brands, their reputation, our competitive advantages and our goodwill could be harmed. We regularly apply to register our trademarks in the United States. However, we cannot be certain that those trademark registrations will be granted or that the steps we take to protect our trademarks or intellectual property in the United States will be adequate to prevent others, including third parties or former employees, from copying or using our trademarks or intellectual property without authorization. Our intellectual property is also vulnerable to unauthorized use in some countries outside the United States, where local laws may not adequately protect it. Marriott owns and maintains the marks used in the Gaylord Hotels operations and may use the brand at properties that we do not own.

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

In addition, our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our or a manager’s control, including the following:

●	competition from other hotel properties and publicly-financed civic convention centers in our markets;
●	over-building of hotels in our markets, which could adversely affect occupancy and revenues at our hotel properties;
●	dependence on business and commercial travelers and tourism;
●	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
●	increases in operating costs, including, but not limited to, wages and food and beverage costs, due to inflation and other factors that may not be offset by increased room rates;
●	changes in interest rates and in the availability, cost and terms of debt financing;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
●	adverse effects of international, national, regional and local economic and market conditions;
●	the impact of the use of Internet travel intermediaries by consumers;
●	unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns including pandemics and epidemics (including a widespread outbreak or worsening of new or existing COVID-19 variants in the United States), political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters, such as hurricanes, earthquakes and tornadoes;
●	adverse effects of a downturn in the lodging industry; and
●	risks generally associated with the ownership of hotels and real estate.

Our group room rates may be contracted several years in advance, and we are subject to increases in operating costs over time that may not be offset by these group room rates, which may result in reduced margins. These factors could reduce the net operating profits of our TRS lessees, which in turn could adversely affect the amount and frequency of distributions we make to our stockholders and our ability to service our debt.

We may not realize the intended long-term economic benefits of the OEG Transaction or the Block 21 Acquisition.

An inability to realize the full extent of the anticipated long-term economic benefits of the OEG Transaction or the Block 21 Acquisition (each as defined and as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operations,” could have an adverse effect on our business, financial condition, results of operations and our public reputation.

We conduct the operations of our Entertainment segment through OEG and our ownership is subject to the terms of agreements with A-OEG Holdings, LLC, an affiliate of Atairos. Any disagreement with Atairos or its affiliate may adversely affect our interest in OEG.

The limited liability company agreement for OEG gives A-OEG Holdings, LLC, an affiliate of Atairos (the “OEG Investor”), certain rights, including consent rights regarding certain major decisions, which may limit our flexibility with respect to OEG. The OEG Investor may have economic or other business interests or goals which are inconsistent with ours, and we could become engaged in a dispute or disagreement with them that might affect our ability to develop or operate the Entertainment business in any manner in which we see fit, thereby adversely affecting our ownership interest in OEG.

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

Prior to 2012, we had not paid a cash distribution on our common stock since 1999. Beginning in 2013 we declared, and we intend to continue to declare when appropriate, cash dividends, the amount of which will be determined, and will be subject to adjustment, by our board of directors. Our board of directors has approved an interim dividend policy pursuant to which we will make minimum dividends of 100% of REIT taxable income annually, subject to the board of directors’ future determinations as to the amount of any distributions and the timing thereof. Our dividend policy may be altered at any time by our board of directors, and certain provisions of our debt agreements may prohibit us from paying dividends in accordance with any policy we may adopt. To qualify as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) each year to our stockholders. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal and state income tax purposes, or the effect of nondeductible expenditures.

To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal and state corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Code.

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

Complying with REIT requirements may limit our ability to hedge effectively and increase the costs of our hedging and may cause us to incur tax liabilities.

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

To meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds, sell assets or issue equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise short- and long-term debt, to sell assets, or to offer equity securities to fund distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our total leverage. In addition, we may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder, subject to certain limitations, including that the cash portion be at least 20% of the total distribution. If we make such a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends generally will be required to include the full amount of the dividend as ordinary income. As a result, taxable stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. Moreover, if a significant number of our stockholders sold shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to pay taxable dividends of our common stock, although we may choose to do so in the future.

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our common stock. Thus, compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing. In addition, as a REIT, we may face investor pressures to forego growth opportunities that are not immediately accretive.

We hold our non-qualifying REIT assets in one or more TRSs. These non-qualifying REIT assets consist primarily of non-real estate assets related to our Hospitality segment and the assets related to our Entertainment segment as historically structured and operated. We conduct a significant portion of our business activities through these TRSs. Under the Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs, and no more than 5% of the value of the assets of a REIT may be represented by other non-qualifying assets. These limitations may affect our ability to make additional investments in our Entertainment segment as historically structured and operated or in other non-REIT qualifying operations or assets. To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may otherwise be invested in future acquisitions, capital expenditures or repayment of debt, and it is possible that we might be required to borrow funds, sell assets or issue equity to fund these distributions, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings.

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

A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders. Generally, our board of directors, in its sole discretion, will determine on a quarterly basis whether to pay a cash dividend and the amount of cash to be distributed to our stockholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments and plans for future acquisitions and divestitures. Following the suspension of our regular quarterly dividend payments in March 2020 in connection with the COVID-19 pandemic, in September 2022, our board of directors approved an interim dividend policy pursuant to which we will make minimum dividends of 100% of REIT taxable income annually, subject to the board of directors’ future determinations as to the amount of any distributions and the timing thereof. The dividend policy may be altered at any time by our board of directors (as otherwise permitted by our credit agreement) and certain provisions of our agreements governing our other indebtedness may prohibit us from paying dividends in accordance with any policy we may adopt. Consequently, our distribution levels may be minimal and may fluctuate.

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

We currently have a significant amount of debt. At December 31, 2022, we had approximately $2.9 billion of total debt. We may incur additional debt in connection with acquisitions of properties or businesses, development, investment in new projects, renovations, or capital improvement.

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

In addition, the terms of our credit agreements allow, and instruments governing any new debt may allow, us to incur substantial amounts of additional debt subject to certain limitations. Any such additional debt could increase the risks associated with our substantial leverage. At the time any principal amount of our indebtedness is due, we may not have cash available to pay this amount, and we may not be able to refinance our indebtedness on favorable terms, or at all.

We could be required to refinance our debt before it matures and there is no assurance that we will be able to refinance our debt on acceptable terms.

Our ability to refinance each of our agreements governing our indebtedness on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. Rising interest rates may make future refinancing more difficult to obtain on favorable terms. In addition, although we have been successful in negotiating amendments to our credit agreement and in negotiating an amendment to the Gaylord Rockies term loan, we may be unsuccessful in negotiating any further amendments or modifications to the agreements governing our indebtedness as we may deem necessary. To the extent we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms, selling one or more hotel properties at unattractive prices or on disadvantageous terms, or defaulting on mortgages and allowing our lenders to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Our existing financial agreements, including our credit facilities and term loan B impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities, including our ability to make distributions to any stockholder. Our credit facility has required and in the future will require us to comply with or maintain certain financial tests and ratios, including minimum fixed charge coverage ratio, minimum implied debt service coverage ratio and maximum funded debt to asset value ratio, and we expect will require us to comply with these tests in the future. Our financial agreements prohibit or limit our ability to, among other things:

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

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain applicable financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt, including, in the case of our existing credit facility, our Gaylord Hotels properties, other than Gaylord Rockies, in the case of the Gaylord Rockies term loan, Gaylord Rockies, in the case of the OEG term loan, the OEG assets, and in the case of the Block 21 loan, Block 21 assets. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to pay dividends, incur additional debt and to take other actions might significantly impair our ability to obtain other financing and to make distributions to our stockholders in accordance with any dividend policy.

Our indebtedness is secured by a substantial portion of our assets.

Subject to applicable laws and certain agreed-upon exceptions, our $700 million revolving credit facility and $500 million term loan B are secured by liens on the substantial majority of our assets, including mortgages on each of our Gaylord Hotels properties, other than Gaylord Rockies. The Gaylord Rockies’ $800 million term loan is secured by liens on the substantial majority of Gaylord Rockies assets. The OEG term loan and OEG revolver are secured by substantially all of the assets of OEG Finance, other than Block 21 and Circle. The Block 21 loan is secured by all of the assets of Block 21. In the event of a default under our credit facility, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.

We are a holding company and depend upon our subsidiaries’ cash flow to meet our debt service obligations.

We are a holding company, and we conduct our operations through our subsidiaries, including our TRSs. As a result, our ability to meet our debt service obligations substantially depends upon our subsidiaries’ cash flows and payments of funds to us by our subsidiaries as dividends, loans, advances, leases or other payments. The payment of dividends and/or making of loans, advances, leases or other payments by our subsidiaries will be subject to the approval of those subsidiaries’ boards. Our subsidiaries’ ability to pay such dividends and/or make such loans, advances, leases or other payments may also be restricted by, among other things, applicable laws and regulations, current and future debt agreements, and management agreements into which our subsidiaries may enter.

Any replacement of LIBOR as the basis on which interest on our variable-rate debt is calculated may harm our financial results, profitability and cash flows.

At December 31, 2022, we had $1.2 billion of variable interest rate debt that was indexed to the London Inter-Bank Offered Rate (“LIBOR”). The United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced on July 27, 2017 that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). Following the FCA Announcement, the FCA ceased publication of U.S. dollar LIBOR on December 31, 2021 in the case of one week and two month U.S. dollar LIBOR tenors and announced its intention to phase out LIBOR for all other U.S. dollar tenors immediately after June 30, 2023; accordingly, the continuation of LIBOR on the current basis cannot and will not be assured beyond June 30, 2023, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Further, the U.S. Federal Reserve (the “Federal Reserve”) has advised banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The Alternative Reference Rate Committee (“ARRC”), a committee convened by the Federal Reserve recommended the use of the Secured Overnight Financing Rate (“SOFR”), a new index, calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR in the U.S. Emerging LIBOR reforms may result in the establishment of new methods for calculating LIBOR or the establishment of one or more alternative benchmark rates. Although the agreements governing our indebtedness provide for successor base rates, as applicable, the successor base rates may be related to LIBOR, and the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. If LIBOR ceases to exist, we may need to amend the agreements governing our indebtedness, and we cannot predict what alternative interest rate(s) will be negotiated with our counterparties. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness and/or interest rate swaps may be impacted and our available cash flow may be adversely affected.

Our organizational documents and Delaware law could make it difficult for a third party to acquire control of us.

Our Charter and our Second Amended and Restated Bylaws contain provisions that could delay, deter or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions:

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

We are subject to anti-takeover provisions under Delaware law, which could also delay or prevent a change of control. Together, our Charter, Second Amended and Restated Bylaws, and Delaware law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock, and also could limit the price that investors are willing to pay in the future for shares of our common stock.

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

The trading prices of equity securities issued by REITs have historically been affected, including in recent quarters, by changes in market interest rates and other factors. One of the factors that may influence the market price of our common stock is the annual yield from distributions on our common stock as compared to yields on other financial instruments. The U.S. has experienced, and may continue to experience, increases in market interest rates. Further increases in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our shares to demand a higher annual yield and choose other investments, which could reduce the market price of our common stock.

Other factors that could affect the market price of our common stock include the following:

●	actual or anticipated variations in our quarterly results of operations;

●	changes in market valuations of companies in the hotel or real estate industries;
●	changes in expectations of future financial performance or changes in estimates of securities analysts;
●	fluctuations in stock market prices and volumes;
●	issuances of common stock or other securities in the future;
●	disputes with our hotel managers;
●	the addition or departure of key personnel;
●	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
●	unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics (including widespread or severe outbreaks of new or existing COVID-19 variants in the United States), political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters, such as hurricanes, earthquakes or tornadoes.

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

We own our Opryland complex in Nashville, Tennessee, which includes the site of Gaylord Opryland (approximately 172 acres) and Gaylord Springs (over 200 acres). We also own the approximately 6-acre site of the Inn at Opryland, which is located near the Opryland complex. We have leased a 65-acre tract in Osceola County, Florida, on which the Gaylord Palms is located, pursuant to a 75-year ground lease with a 24-year renewal option. We acquired approximately 85 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 10 acres), on which the Gaylord Texan is located. We also own an additional approximately 40 acres of property near the Gaylord Texan. We own approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which the Gaylord National is located and we own fee title to the condominium unit in the eight-story building in which the AC Hotel is located. We own approximately 85 acres on which Gaylord Rockies is located and approximately 130 acres of undeveloped land adjacent to Gaylord Rockies. Our Gaylord Hotels properties other than Gaylord Rockies secure our credit facility, and Gaylord Rockies assets secure our obligations pursuant to the Gaylord Rockies term loan, as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Each of our hotel properties in the Hospitality segment is leased or subleased to one of our TRSs, and each such TRS has engaged Marriott to manage the day-to-day operations of the hotel. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.” For the

operating results of our hotels on a property basis, see “Operating Results – Detailed Segment Financial Information” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Entertainment Segment

We own the General Jackson’s docking facility and the Grand Ole Opry House, each of which is located within the Opryland complex. In downtown Nashville, we own the Ryman Auditorium, Ole Red Nashville, and the Wildhorse Saloon dance hall and production facility, and an adjacent 17,000 square foot building. In Austin, we own Block 21, which includes the Moody Theater, the 3TEN at ACL Live Club, the W Austin, and approximately 53,000 square feet of other Class A commercial space. Our TRSs have engaged Marriott to manage the day-to-day operations of the General Jackson Showboat, the Wildhorse Saloon and the W Austin. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.”

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

Holders

There were approximately 840 record holders of our common stock at January 31, 2023.

Issuer Purchases of Equity Securities

No shares of the Company’s common stock were repurchased during the three months ended December 31, 2022.

Unregistered Sales of Equity Securities

The Company did not sell any of its securities during the fiscal year ended December 31, 2022 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Other Information

To maintain our qualification as a REIT for federal income tax purposes, we must distribute at least 90% of our REIT taxable income each year. We plan to pay minimum dividends to shareholders of 100% of REIT taxable income annually. Any future dividend is subject to our board of directors’ determinations as to the amount of distributions and the timing thereof.

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

Item 6. Reserved

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

We also own a controlling 70% equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which we report as our Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 97 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; two Nashville-based assets managed by Marriott – the Wildhorse Saloon and the General Jackson Showboat (“General Jackson”); and as of May 31, 2022, Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”). We also own a 50% interest in a joint venture that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”). See “OEG Transaction” below for additional disclosure regarding our sale of a 30% interest in OEG effective June 16, 2022.

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

Recovery from COVID-19; Current Economic Environment

COVID-19 has caused, and may in the future cause, unprecedented levels of disruption to our business. Although our business levels have generally recovered and improved in 2022, there remains significant uncertainty surrounding the extent to which COVID-19 may in the future impact our results of operations and financial position, as increased labor costs, broad inflationary pressures and rising interest rates continue to impact the economy.

All of our assets were open and fully operational throughout 2022, and most of our businesses were open and operating throughout 2021; however, Gaylord National remained closed during the first half of 2021 and reopened July 1, 2021, the Grand Ole Opry and Ryman Auditorium reopened for full-capacity publicly attended performances in May 2021, and, subsequent to the December 2020 downtown Nashville bombing, the Wildhorse Saloon reopened in April 2021.

Cancelled room nights in 2022 decreased 47.7% from 2021. Occupancy and average daily rate (“ADR”) increased 26.7 points of occupancy and 7.0%, respectively, in 2022, as compared to 2021. Outside-the-room spend in 2022 increased 105.9% from 2021. This improved performance has mitigated increasing costs in the current inflationary environment.

Group stays increased during 2021 and 2022 and group nights on the books at December 31, 2022 for the next five years is approximately 98% of total group room nights that were on the books at December 31, 2019 for the corresponding following five years. In addition, the ADR of group room nights on the books at December 31, 2022 is over 9% higher than the ADR for the corresponding group room nights at December 31, 2019.

Throughout 2020, 2021 and 2022, and continuing to date, we have paid all required debt service payments on our indebtedness, lease payments, taxes and other payables. At December 31, 2022, we had $754.6 million available for borrowing under our revolving credit facility and the OEG revolving credit facility and $334.2 million in unrestricted cash on hand. We reinstated our cash dividend in September 2022. Our interim dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually, subject to our board of directors’ determinations as to the amount of any distributions and the timing thereof.

For additional discussion of the risks related to COVID-19, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K.

OEG Transaction

As more fully described in the “OEG Transaction” section of Note 1 to the consolidated financial statements included herein, on June 16, 2022, we and certain of our subsidiaries, including OEG Attractions Holdings, LLC, which directly or indirectly owns the assets that comprise our Entertainment segment (“OEG”), consummated the transactions contemplated by an investment agreement (the “Investment Agreement”) with Atairos Group, Inc. (“Atairos”) and A-OEG Holdings, LLC, an affiliate of Atairos (the “OEG Investor”), pursuant to which OEG issued and sold to the OEG Investor, and the OEG Investor acquired, 30% of the equity interests of OEG for approximately $296.0 million (the “OEG Transaction”). The purchase price for the OEG Transaction may be increased by $30.0 million if OEG achieves certain financial objectives in 2023 or 2024.

We retained a controlling 70% equity interest in OEG and will continue to consolidate OEG and the other subsidiaries comprising our Entertainment segment in our consolidated financial statements. After the payment of transaction expenses, we used substantially all of the net proceeds from the OEG Transaction, together with the net proceeds we received from the OEG Term Loan (as defined below), to repay the then-outstanding balance of our former $300 million term loan A and to pay down substantially all borrowings then outstanding under our revolving credit facility.

In connection with the OEG Transaction, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a credit agreement (the “OEG Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, that provides for (i) a senior secured term loan facility in an aggregate principal amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million (the “OEG Revolver”). The OEG Term Loan matures on June 16, 2029 and the OEG Revolver matures on June 16, 2027. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 4.00% or (b) Adjusted Term SOFR plus 5.00% (all as specifically more described in the OEG Credit Agreement). The OEG Revolver bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 3.75% or (b) Adjusted Term SOFR plus 4.75%, which shall be subject to reduction in the applicable margin based upon OEG’s First Lien Leverage Ratio (all as specifically more described in the OEG Credit Agreement). The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21 and Circle, as more specifically described in the OEG Credit Agreement). No revolving credit advances were made under the OEG Revolver at closing and none are currently outstanding.

Block 21 Acquisition

On May 31, 2022, we purchased Block 21 for a stated purchase price of $260 million, as subsequently adjusted to $255 million pursuant to the terms of the purchase agreement, which includes the assumption of approximately $136 million of existing mortgage debt (the “Block 21 Acquisition”). Block 21 is the home of the Austin City Limits Live at The Moody Theater (“ACL Live”), a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin Hotel, the 3TEN at ACL Live club and approximately 53,000 square feet of other Class A commercial space. We funded the cash portion of the purchase price with cash on hand and borrowings under our revolving credit facility. Block 21 assets are reflected in our Entertainment segment beginning May 31, 2022.

Gaylord Rockies Joint Venture

In May 2021, we purchased the remaining 35% ownership interest in the Gaylord Rockies joint venture. Prior to May 2021, we had a 65% interest in the Gaylord Rockies joint venture, and we concluded that the Company was the primary beneficiary of the previous variable interest entity (“VIE”). The financial position and results of operations of this previous VIE have been consolidated in the accompanying consolidated financial statements included herein. We also purchased 130 acres of undeveloped land adjacent to Gaylord Rockies in May 2021.

Gaylord Palms Expansion

In April 2021, we completed a $158 million expansion of Gaylord Palms, which includes an additional 302 guest rooms and 96,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure.

Gaylord National Projects

In 2021, we completed a renovation of all of the guestrooms at Gaylord National, and in 2022 we completed a re-concepting of Gaylord National’s food and beverage options.

Interim Dividend Policy

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

Our Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland, and the AC Hotel, each of which is managed by Marriott.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Block 21, our equity investment in Circle, and our other Nashville-based attractions. We own our Entertainment businesses in TRSs, and Marriott manages the General Jackson, Wildhorse Saloon and W Austin.
●	Corporate and Other, consisting of our corporate expenses.

For the years ended December 31, 2022, 2021 and 2020, our total revenues were divided among these business segments as follows:

Segment	2022	2021	2020
Hospitality	85%	84%	89%
Entertainment	15%	16%	11%
Corporate and Other	0%	0%	0%

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

The method of calculation of these indicators has not been changed as a result of impacts related to COVID-19 and the Gaylord National closure and is consistent with prior periods. As such, performance metrics include closed hotel room nights available.

In addition to GAAP measures such as revenues, net income and operating income, we also use certain “non-GAAP financial measures,” which are measures of our historical performance that are not calculated and presented in accordance with GAAP within the meaning of applicable SEC rules. These measures include:

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

For 2021, as compared to 2022 and historical periods prior to 2020, the closure and pandemic-constrained business levels then experienced by our Gaylord Hotels properties resulted in a significant decrease in performance reflected in these key performance indicators and relevant GAAP and non-GAAP financial measures.

The results of operations of our Hospitality segment are affected by the number and type of group meetings and conventions scheduled to attend our hotels in a given period. A variety of factors can affect the results of any interim period, including the nature and quality of the group meetings and conventions attending our hotels during such period, which meetings and conventions have often been contracted for several years in advance, the level of attrition our hotels experience, and the level of transient business at our hotels during such period. Increases in costs, including labor costs, costs of food and other supplies, and energy costs have affected our operations in 2022 and in the future could negatively affect our results, particularly during a continued or prolonged inflationary economic environment. We rely on Marriott, as the manager of our hotels, to manage these factors and to offset any identified shortfalls in occupancy.

Summary Financial Results

The following table summarizes our financial results for the years ended December 31, 2022, 2021 and 2020 (in thousands, except percentages and per share data):

	2022	% Change	2021	% Change	2020
Total revenues	$1,805,969	92.3%	$939,373	79.1%	$524,475
Total operating expenses	1,478,819	48.2%	998,048	20.5%	828,306
Operating income (loss)	327,150	657.6%	(58,675)	80.7%	(303,831)
Net income (loss)	134,948	169.3%	(194,801)	57.7%	(460,821)
Net income (loss) available to common stockholders	128,993	172.9%	(176,966)	57.6%	(417,391)
Net income (loss) available to common stockholders per share - diluted	2.33	172.6%	(3.21)	57.7%	(7.59)

2022 Results as Compared to 2021 Results

The increase in our total revenues during 2022, as compared to 2021, is attributable to increases in our Hospitality segment and Entertainment segment revenues of $751.4 million and $115.2 million, respectively, as presented in the tables below.

The increase in total operating expenses during 2022, as compared to 2021, is primarily the result of increases in Hospitality segment and Entertainment segment expenses of $416.8 million and $70.8 million, respectively, as presented in the tables below.

The above factors resulted in a $385.8 million improvement in operating income for 2022, as compared to 2021.

Our net income of $134.9 million in 2022, as compared to our net loss of $194.8 million in 2021, was due to the change in our operating income described above, and the following factors, each as described more fully below:

●	A $33.8 million increase in the provision for income taxes in 2022.
●	A $23.1 million increase in interest expense in 2022.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2022, 2021 and 2020 (in thousands, except percentages and performance metrics):

	2022	% Change		2021	% Change		2020
Revenues:
Rooms	$595,544	81.1%		$328,874	91.5%		$171,718
Food and beverage	667,009	138.7%		279,489	49.0%		187,538
Other hotel revenue	275,421	54.5%		178,220	66.9%		106,789
Total hospitality revenue	1,537,974	95.5%		786,583	68.8%		466,045
Hospitality operating expenses:
Rooms	155,817	76.6%		88,244	49.7%		58,943
Food and beverage	381,142	99.7%		190,855	30.6%		146,141
Other hotel expenses	457,291	39.5%		327,791	25.7%		260,690
Management fees, net	43,425	209.5%		14,031	98.6%		7,066
Depreciation and amortization	189,375	(7.0)%		203,675	2.8%		198,073
Total Hospitality operating expenses	1,227,050	48.8%		824,596	22.9%		670,913
Hospitality operating income (loss) (1)(2)	$310,924	917.9%		$(38,013)	81.4%		$(204,868)
Hospitality performance metrics (3):
Occupancy	66.2%	26.7	pts	39.5%	16.3	pts	23.2%
ADR	$236.86	7.0%		$221.33	10.7%		$200.02
RevPAR (4)	$156.71	79.0%		$87.53	88.6%		$46.41
Total RevPAR (5)	$404.69	93.3%		$209.34	66.2%		$125.95
Net Definite Group Room Nights Booked (6)	1,805,598	50.3%		1,201,268	253.4%		(783,304)
(1)	Hospitality segment operating income (loss) does not include preopening costs of $0.7 million and $0.3 million in 2021 and 2020, respectively. Hospitality segment operating loss also does not include gain on sale of assets of $0.3 million and $1.2 million in 2021 and 2020, respectively, or credit losses on held-to-maturity securities of $32.8 million in 2020.
(2)	Hospitality segment operating loss for 2021 and 2020 includes approximately $4.6 million in net credits and $34.5 million in expenses, respectively, directly related to the COVID-19 pandemic, which are primarily employment costs. These amounts are net of $4.1 million and $7.9 million, respectively, of payroll tax credits afforded under the 2020 Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
(3)	Hospitality segment metrics for 2022 and 2021 include the addition of 302 additional guest rooms at Gaylord Palms beginning June 1, 2021.
(4)	We calculate Hospitality segment RevPAR by dividing rooms revenue by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality segment RevPAR is not comparable to similarly titled measures such as revenues.
(5)	We calculate Hospitality segment Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality segment Total RevPAR is not comparable to similarly titled measures such as revenues.
(6)	Hospitality segment net definite room nights booked for 2022, 2021 and 2020 includes approximately 0.4 million, 0.8 million and 2.4 million group room cancellations, respectively.

Total Hospitality revenues in 2022 include $57.3 million in attrition and cancellation fee collections, an $8.8 million increase from 2021. Since the beginning of 2020, we have recorded $138.6 million in attrition and cancellation fee revenue, which due to cancellations resulting from COVID-19, is higher than historical periods.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2022	2021	2020
Group	69%	46%	52%
Transient	31%	54%	48%

The type of group based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2022	2021	2020
Corporate Groups	51%	43%	61%
Associations	32%	34%	24%
Other Groups	17%	23%	15%

Other hotel expenses for the following years ended December 31 included (in thousands):

	2022	% Change	2021	% Change	2020
Administrative employment costs	$153,882	51.2%	$101,771	20.3%	$84,599
Utilities	37,120	36.8%	27,128	14.8%	23,628
Property taxes	33,650	(0.9)%	33,947	(7.8)%	36,823
Other	232,639	41.0%	164,945	42.6%	115,640
Total other hotel expenses	$457,291	39.5%	$327,791	25.7%	$260,690

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during 2022, as compared to 2021, primarily due to an increase at Gaylord National, which reopened July 1, 2021, as well as increases at each of our other Gaylord Hotels properties associated with increased business levels. Utility costs increased during 2022, as compared to 2021, primarily due to an increase at Gaylord National, which reopened July 1, 2021, as well as increased utility usage at each of our other Gaylord Hotels properties. Property taxes decreased slightly during 2022, as compared to 2021, as an increase at Gaylord Palms as a result of increased property taxes related to the 2021 expansion was offset by a decrease at Gaylord National due to a settlement of an appeal from prior tax years. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during 2022, as compared to 2021, primarily due to increased levels of operations at each of our Gaylord Hotels properties.

As discussed above, each of our management agreements with Marriott for our Gaylord Hotels properties, excluding Gaylord Rockies, requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive fee is based on the profitability of our Gaylord Hotels properties, excluding Gaylord Rockies, calculated on a pooled basis. The Gaylord Rockies’ management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. We incurred $33.7 million, $17.1 million and $10.2 million in total base management fees to Marriott related to our Hospitality segment during 2022, 2021 and 2020, respectively. We also incurred $12.8 million in incentive management fees for our Hospitality segment during 2022 and did not incur any such fees in 2021 or 2020. Management fees are presented throughout this Annual Report on Form 10-K net of the amortization of the deferred management rights proceeds discussed in Note 5, “Deferred Management Rights Proceeds,” to the consolidated financial statements included herein.

Hospitality segment depreciation and amortization expense decreased in 2022, as compared to 2021, primarily as a result of the intangible asset associated with advanced bookings at Gaylord Rockies when we purchased an additional interest in Gaylord Rockies in 2018 becoming fully amortized in 2022. This decrease was partially offset by the expansion of Gaylord Palms and the rooms renovation at Gaylord National and the associated increase in depreciable asset levels.

Property-Level Results. The following presents the property-level financial results for our Gaylord Hotels properties for the years ended December 31, 2022, 2021 and 2020. In 2021 and 2020, the Gaylord Hotels properties experienced higher levels of attrition and cancellations and lower occupancy levels, which are directly related to the COVID-19 pandemic, and experienced heavily transient business. Therefore, the property-level financial results for 2021 and 2020 are not comparable to 2022 or to historical periods. Total revenue at each of our Gaylord Hotels properties was lower for 2021 and 2020 than that of historical periods due to the COVID-19 pandemic. Operating costs at each of our Gaylord Hotels properties were lower for 2021 and 2020 as a result of cost containment initiatives and lower variable costs due to lower occupancies and, for 2020, the temporary property closures that began in late-March 2020 due to the COVID-19 pandemic.

Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	2022	% Change		2021	% Change		2020
Revenues:
Rooms	$177,860	63.1%		$109,067	104.7%		$53,272
Food and beverage	159,359	117.6%		73,246	52.3%		48,086
Other hotel revenue	86,969	54.6%		56,254	75.9%		31,975
Total revenue	424,188	77.8%		238,567	78.9%		133,333
Operating expenses:
Rooms	42,377	56.9%		27,001	67.5%		16,119
Food and beverage	88,122	89.6%		46,490	24.6%		37,309
Other hotel expenses	126,360	36.2%		92,793	27.8%		72,601
Management fees, net	14,028	273.7%		3,754	123.3%		1,681
Depreciation and amortization	34,406	0.8%		34,117	(2.9)%		35,126
Total operating expenses (1)(2)	305,293	49.5%		204,155	25.4%		162,836
Performance metrics:
Occupancy	69.5%	25.3	pts	44.2%	19.2	pts	25.0%
ADR	$242.71	3.7%		$234.15	16.0%		$201.82
RevPAR	$168.73	63.1%		$103.47	105.3%		$50.40
Total RevPAR	$402.41	77.8%		$226.32	79.4%		$126.14
(1)	Gaylord Opryland operating expenses do not include a gain on sale of assets of $0.3 million and $1.2 million in 2021 and 2020, respectively.
(2)	Gaylord Opryland operating expenses for 2020 include approximately $7.1 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs, and is net of $2.1 million in payroll tax credits afforded under the CARES Act. Gaylord Opryland operating expenses for 2021 include approximately $1.0 million in credits directly related to the COVID-19 pandemic, which includes $0.5 million in payroll tax credits afforded under the CARES Act.

Gaylord Palms Results. Gaylord Palms results include 302 expansion rooms beginning in June 2021. The results of Gaylord Palms for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	2022	% Change		2021	% Change		2020
Revenues:
Rooms	$103,715	80.3%		$57,510	102.1%		$28,455
Food and beverage	122,515	132.1%		52,782	76.7%		29,876
Other hotel revenue	53,348	85.0%		28,838	48.0%		19,488
Total revenue	279,578	100.9%		139,130	78.8%		77,819
Operating expenses:
Rooms	22,357	77.3%		12,608	61.6%		7,802
Food and beverage	68,564	100.7%		34,158	59.4%		21,434
Other hotel expenses	94,078	45.3%		64,766	22.4%		52,909
Management fees, net	8,111	266.0%		2,216	117.9%		1,017
Depreciation and amortization	22,267	5.5%		21,112	27.3%		16,586
Total operating expenses (1)(2)	215,377	59.7%		134,860	35.2%		99,748
Performance metrics:
Occupancy	68.4%	23.8	pts	44.6%	18.4	pts	26.2%
ADR	$241.85	9.5%		$220.90	5.6%		$209.22
RevPAR	$165.40	68.0%		$98.46	79.3%		$54.91
Total RevPAR	$445.85	87.2%		$238.19	58.6%		$150.15
(1)	Gaylord Palms operating expenses do not include preopening costs of $0.7 million and $0.3 million in 2021 and 2020, respectively.
(2)	Gaylord Palms operating expenses for 2020 include approximately $4.6 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs, and is net of $1.2 million in payroll tax credits afforded under the CARES Act. Gaylord Palms operating expenses for 2021 include approximately $0.1 million in credits directly related to the COVID-19 pandemic, which includes $0.5 million in payroll tax credits afforded under the CARES Act.

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	2022	% Change		2021	% Change		2020
Revenues:
Rooms	$109,017	51.7%		$71,854	80.5%		$39,819
Food and beverage	138,750	97.0%		70,429	61.5%		43,611
Other hotel revenue	59,551	57.8%		37,748	35.8%		27,806
Total revenue	307,318	70.7%		180,031	61.8%		111,236
Operating expenses:
Rooms	25,034	56.9%		15,957	61.9%		9,854
Food and beverage	78,065	68.5%		46,319	59.7%		29,005
Other hotel expenses	83,569	36.5%		61,237	19.7%		51,138
Management fees, net	8,696	204.3%		2,858	89.1%		1,511
Depreciation and amortization	23,800	(3.7)%		24,712	(3.3)%		25,546
Total operating expenses (1)	219,164	45.1%		151,083	29.1%		117,054
Performance metrics:
Occupancy	69.0%	19.9	pts	49.1%	19.8	pts	29.3%
ADR	$238.77	8.0%		$221.00	8.1%		$204.38
RevPAR	$164.65	51.7%		$108.52	81.0%		$59.97
Total RevPAR	$464.15	70.7%		$271.91	62.3%		$167.54
(1)	Gaylord Texan operating expenses for 2020 include approximately $3.6 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs, and is net of $1.3 million in payroll tax credits afforded under the CARES Act. Gaylord Texan operating expenses for 2021 include approximately $0.6 million in credits directly related to the COVID-19 pandemic, which includes $0.4 million in payroll tax credits afforded under the CARES Act.

Gaylord National Results. The results of Gaylord National for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	2022	% Change		2021	% Change		2020
Revenues:
Rooms	$97,950	206.0%		$32,005	63.9%		$19,531
Food and beverage	118,119	315.2%		28,450	15.1%		24,716
Other hotel revenue	33,780	78.1%		18,964	143.8%		7,779
Total revenue	249,849	214.6%		79,419	52.7%		52,026
Operating expenses:
Rooms	37,299	142.4%		15,390	16.6%		13,197
Food and beverage	70,209	198.7%		23,501	(20.7)%		29,626
Other hotel expenses	84,981	49.7%		56,758	30.6%		43,449
Management fees, net	4,188	454.0%		756	250.0%		216
Depreciation and amortization	33,563	10.2%		30,462	10.2%		27,641
Total operating expenses (1)(2)	230,240	81.5%		126,867	11.2%		114,129
Performance metrics:
Occupancy	56.5%	37.4	pts	19.1%	6.2	pts	12.9%
ADR	$238.13	3.5%		$230.12	11.1%		$207.12
RevPAR	$134.45	206.1%		$43.93	64.3%		$26.74
Total RevPAR	$342.94	214.6%		$109.01	53.1%		$71.22
(1)	Gaylord National operating expenses for 2020 do not include credit losses on held-to-maturity securities of $32.8 million.
(2)	Gaylord National operating expenses for 2020 include approximately $16.0 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs, and is net of $2.2 million in payroll tax credits afforded under the CARES Act. Gaylord National operating expenses for 2021 include approximately $2.7 million in credits directly related to the COVID-19 pandemic, which includes $2.5 million in payroll tax credits afforded under the CARES Act.

Gaylord Rockies Results. The results of Gaylord Rockies for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands, except percentages and performance metrics):

	2022	% Change		2021	% Change		2020
Revenues:
Rooms	$87,587	86.1%		$47,061	87.9%		$25,041
Food and beverage	124,463	135.9%		52,761	31.2%		40,224
Other hotel revenue	41,276	14.3%		36,120	85.7%		19,450
Total revenue	253,326	86.3%		135,942	60.5%		84,715
Operating expenses:
Rooms	23,099	70.7%		13,533	44.0%		9,400
Food and beverage	73,121	89.1%		38,662	40.9%		27,435
Other hotel expenses	59,637	32.2%		45,102	31.2%		34,373
Management fees, net	7,514	102.3%		3,714	13.3%		3,277
Depreciation and amortization	72,777	(19.7)%		90,687	0.2%		90,533
Total operating expenses (1)	236,148	23.2%		191,698	16.2%		165,018
Performance metrics:
Occupancy	68.3%	28.4	pts	39.9%	16.3	pts	23.6%
ADR	$234.19	8.8%		$215.17	11.6%		$192.89
RevPAR	$159.87	86.1%		$85.90	88.5%		$45.58
Total RevPAR	$462.39	86.3%		$248.13	60.9%		$154.21
(1)	Gaylord Rockies operating expenses for 2020 include approximately $3.0 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs, and is net of $1.1 million in payroll tax credits afforded under the CARES Act. Gaylord Rockies operating expenses for 2021 include approximately $0.2 million in credits directly related to the COVID-19 pandemic, which includes $0.3 million in payroll tax credits afforded under the CARES Act.

Entertainment Segment

Due to temporary closures and reopenings of various assets related to COVID-19 in 2021 and 2020, the Entertainment segment financial results for 2021 and 2020 are not comparable to 2022 or to historical periods. Entertainment segment financial results for 2022 include Block 21 beginning May 31, 2022. The following presents the financial results of our Entertainment segment for the years ended December 31, 2022, 2021 and 2020 (in thousands, except percentages):

	2022	% Change	2021	% Change	2020
Revenues	$267,995	75.4%	$152,790	161.5%	$58,430
Operating expenses	188,545	60.1%	117,753	50.4%	78,301
Depreciation and amortization	18,420	25.7%	14,655	2.0%	14,371
Operating income (loss) (1)(2)	$61,030	199.4%	$20,382	159.5%	$(34,242)
(1)	Entertainment segment operating income (loss) does not include preopening costs of $0.5 million and $1.4 million in 2022 and 2020, respectively. Entertainment segment operating income (loss) also does not include loss from unconsolidated joint ventures of $11.0 million, $9.0 million and $6.5 million in 2022, 2021 and 2020, respectively, related to Circle.
(2)	Entertainment segment operating loss for 2020 includes approximately $4.6 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other Segment

The following presents the financial results of our Corporate and Other segment for the years ended December 31, 2022, 2021 and 2020 (in thousands, except percentages):

	2022	% Change	2021	% Change	2020
Operating expenses	$42,982	11.4%	$38,597	34.0%	$28,795
Depreciation and amortization	821	(59.5)%	2,027	(23.2)%	2,638
Operating loss (1)(2)	$(43,803)	(7.8)%	$(40,624)	(29.2)%	$(31,433)
(1)	Corporate segment operating loss for 2022 does not include a loss on sale of assets of $0.5 million.
(2)	Corporate segment operating loss for 2020 includes approximately $0.6 million in expenses directly related to the COVID-19 pandemic, which are primarily employment costs.

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in 2022, as compared to 2021, primarily as a result of an increase in employment expenses associated with the hiring of additional employees and increased wages to support the Company’s growth.

Operating Results – Preopening costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for 2022 primarily include costs associated with Ole Red Nashville International Airport, which was completed in May 2022. Our preopening costs for 2021 primarily include costs associated with the Gaylord Palms expansion, which was completed in April 2021.

Operating Results – Gain (Loss) on Sale of Assets

Loss on sale of assets for 2022 includes the sale of a parcel of land in Nashville, Tennessee. Gain on sale of assets during 2021 primarily represents the sale of certain assets at Gaylord Opryland.

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the years ended December 31, 2022, 2021 and 2020 (in thousands, except percentages):

	2022	% Change	2021	% Change	2020
Interest expense	$148,406	18.4%	$125,347	8.3%	$115,783
Interest income	5,750	1.1%	5,685	(22.2)%	7,304
Loss on extinguishment of debt	(1,547)	47.5%	(2,949)	(100.0)%	—
Loss from unconsolidated joint ventures	(10,967)	(22.4)%	(8,963)	(38.9)%	(6,451)
Other gains and (losses), net	1,743	330.4%	405	102.7%	(14,976)
Provision for income taxes	(38,775)	(682.2)%	(4,957)	81.7%	(27,084)

Interest Expense

Interest expense increased $23.1 million in 2022, as compared to 2021, due primarily to the new OEG Term Loan and the Block 21 CMBS loan. In addition, 2021 included $2.7 million in capitalized interest that did not recur in 2022. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs and capitalized interest, was 5.0% and 4.4% in 2022 and 2021, respectively. Cash interest expense increased $18.0 million to $137.7 million in 2022, as compared to 2021, and non-cash interest expense, which includes amortization and write-off of deferred financing costs and is offset by capitalized interest, increased $5.0 million to $10.7 million in 2022, as compared to 2021.

Interest Income

Interest income for 2022 and 2021 primarily includes amounts earned on the bonds that we received in 2008 in connection with the development of Gaylord National, which we hold as notes receivable.

Loss on Extinguishment of Debt

As a result of our repayment of our $300 million term loan A with the proceeds from the OEG Term Loan, we recognized a loss on extinguishment of debt of $1.5 million in 2022.

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

Loss from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for 2022 and 2021 represents our equity method share of losses associated with Circle.

Other Gains and (Losses), net

Other gains and (losses), net for 2022 primarily includes a gain of $2.9 million from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses. Other gains and (losses), net for 2021 includes various miscellaneous items.

Provision for Income Taxes

As a REIT, we generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRSs.

During 2022 and 2021, we recorded an income tax provision of $38.8 million and $5.0 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction and changes to the valuation allowance in both periods.

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

The following is a reconciliation of our consolidated GAAP net income (loss) to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Net income (loss)	$134,948	$(194,801)	$(460,821)
Interest expense, net	142,656	119,662	108,479
Provision for income taxes	38,775	4,957	27,084
Depreciation and amortization	208,616	220,357	215,082
(Gain) loss on sale of assets	327	(315)	(1,154)
Pro rata EBITDAre from unconsolidated joint ventures	89	73	48
EBITDAre	525,411	149,933	(111,282)
Preopening costs	532	737	1,665
Non-cash lease expense	4,831	4,375	4,474
Equity-based compensation expense	14,985	12,104	8,732
Pension settlement charge	1,894	1,379	1,740
Credit loss on held-to-maturity securities	—	—	32,784
Interest income on Gaylord National bonds	5,306	5,502	6,171
Loss on extinguishment of debt	1,547	2,949	—
Transaction costs of acquisitions	1,348	360	15,437
Adjusted EBITDAre	555,854	177,339	(40,279)
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	(15,309)	1,017	(3,989)
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$540,545	$178,356	$(44,268)

The following is a reconciliation of our consolidated GAAP net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Net income (loss)	$134,948	$(194,801)	$(460,821)
Noncontrolling interest in consolidated joint venture	(5,032)	16,501	42,474
Net income (loss) available to common shareholders and unit holders	129,916	(178,300)	(418,347)
Depreciation and amortization	208,494	220,211	214,933
Adjustments for noncontrolling interest	(3,346)	(11,069)	(33,213)
Pro rata adjustments from joint ventures	92	73	50
FFO available to common shareholders and unit holders	335,156	30,915	(236,577)
Right-of-use asset amortization	122	146	149
Non-cash lease expense	4,831	4,375	4,474
Pension settlement charge	1,894	1,379	1,740
Credit loss on held-to-maturity securities	—	—	32,784
(Gain) loss on other assets	469	(317)	(1,161)
Write-off of deferred financing costs	—	—	281
Amortization of deferred financing costs	9,829	8,790	7,948
Amortization of debt discounts and premiums	989	(279)	(267)
Loss on extinguishment of debt	1,547	2,949	—
Adjustments for noncontrolling interest	(928)	(294)	(932)
Transaction costs of acquisitions	1,348	360	15,437
Deferred tax expense	8,244	4,006	26,526
Adjusted FFO available to common shareholders and unit holders	$363,501	$52,030	$(149,598)

Liquidity and Capital Resources

Cash Flows from Operating Activities. Historically, cash flow from operating activities has been the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During 2022, our net cash flows provided by operating activities were $419.9 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of approximately $387.6 million, and favorable changes in working capital of approximately $32.3 million. The favorable changes in working capital primarily resulted from an increase in deferred revenues associated with increased advanced ticket purchases at our OEG venues and advanced room deposits on future hotel room stays, an increase in general accrued expenses, including an increase in management fees and an increase in incentive compensation, as a result of the increase in business levels, and an increase in accrued dividends payable. These favorable changes in working capital were partially offset by an increase in accounts receivable due to an increase in group business at our Gaylord Hotels properties.

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

Cash Flows Used in Investing Activities.

During 2022, our primary use of funds for investing activities were the use of $94.0 million in net cash to fund a portion of the purchase price of Block 21 and purchases of property and equipment, which totaled $89.5 million. Purchases of property and equipment consisted primarily of enhancements at Gaylord Rockies to better position the property for our group customers, a re-concepting of the food and beverage options at Gaylord National, the construction of our Ole Red locations in Las Vegas and the Nashville International Airport, and ongoing maintenance capital expenditures for our existing properties.

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

Cash Flows from Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of and the repayment of long-term debt and the payment of cash dividends. During 2022, net cash flows provided by financing activities were $50.7 million, primarily reflecting the net proceeds of the OEG Transaction of $285.9 million and the incurrence of the OEG Term Loan and the repayment of our former term loan A, partially offset by the repayment of $195.0 million under our credit facility and the payment of $15.4 million in deferred financing costs.

During 2021, net cash flows provided by financing activities were $261.7 million, primarily reflecting net senior note borrowing of $200.0 million and net borrowings under our credit facility of $79.0 million, partially offset by the payment of $10.6 million in deferred financing costs.

Liquidity

At December 31, 2022, we had $334.2 million in unrestricted cash and $754.6 million available for borrowing under our revolving credit facility and the OEG revolving debt facility. During 2022, we received net proceeds of $285.9 million related to the OEG Transaction, repaid $497.3 million under our various debt agreements, borrowed $288.0 million under the new OEG Term Loan, paid $94.0 million in net cash for the purchase of Block 21 after the assumption of the Block 21 CMBS loan, and incurred capital expenditures of $89.5 million. These changes, and the cash flows from operations discussed above, were the primary factors in the increase in our cash balance from 2021 to 2022.

We anticipate investing in our operations during 2023 by spending between approximately $225 million and $275 million in capital expenditures, which primarily includes enhancements at Gaylord Rockies, the construction of Ole Red Las Vegas, enhancements to the offerings at Block 21, and ongoing maintenance capital of our current facilities. In addition, we intend to contribute up to an additional $12.2 million in capital to the Circle joint venture for working capital needs. We currently have no debt maturities until July 2023. We believe we will be able to refinance our debt agreements prior to their maturities, including extension options.

We believe that our cash on hand and cash flow from operations, together with amounts available for borrowing under our revolving credit facility and the OEG revolving credit facility, will be adequate to fund our general short-term commitments, as well as: (i) current operating expenses, (ii) interest expense on long-term debt obligations, (iii) financing lease and operating lease obligations, (iv) declared dividends and (v) the capital expenditures described above. Our ability to draw on our credit facility and the OEG revolving credit facility is subject to the satisfaction of provisions of the credit facility, as amended, and the OEG revolving credit facility, as applicable.

Our outstanding principal debt agreements are described below. At December 31, 2022, there were no defaults under the covenants related to our outstanding debt.

Principal Debt Agreements

Credit Facility. On October 31, 2019, we entered into a Sixth Amended and Restated Credit Agreement (the “Base Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, which amended and restated the Company’s prior credit facility. As amended, our credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), prior to its repayment on June 16, 2022, a $300.0 million senior secured term loan A (the “Term Loan A”), and a $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below. In 2020, we entered into two amendments (the “2020 Amendments”) to the Base Credit Agreement among the same parties, as discussed below. Additionally, we further amended the Base Credit Agreement in May 2021 and October 2021 to permit an acquisition during the Credit Agreement’s Restricted Period (as defined below) and an assumption of indebtedness, subject to certain conditions (such amendments, together with the 2020 Amendments, the “Amendments”; the Base Credit Agreement, as amended by the Amendments, the “Existing Credit Agreement”; the Existing Credit Agreement, as amended by the Fifth Amendment (as hereinafter defined), the “Credit Agreement”).

Each of the Revolver and Term Loan B is guaranteed by us, each of our subsidiaries that own the Gaylord Hotels properties, other than Gaylord Rockies, and certain of our other subsidiaries. Each is secured by (i) a first mortgage lien on the real property of each of our Gaylord Hotels properties, excluding Gaylord Rockies, (ii) pledges of equity interests in our subsidiaries that own the Gaylord Hotels properties, excluding Gaylord Rockies, (iii) pledges of equity interests in the Operating Partnership, our subsidiaries that guarantee the Credit Agreement, and certain other of our subsidiaries, (iv) our personal property and the personal property of the Operating Partnership and our guarantor subsidiaries and (v) all proceeds and products from our Gaylord Hotels properties, excluding Gaylord Rockies. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event one of the Gaylord Hotel properties is sold), in each case, excluding Gaylord Rockies. Assets of Gaylord Rockies and OEG are not subject to the liens of our credit facility.

Each of the Revolver and Term Loan B contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the Credit Agreement are as follows (the “Compliance Covenants”):

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

The Amendments provided for a waiver of the foregoing Compliance Covenants through March 31, 2022 (the “Temporary Waiver Period”) and modified certain covenants through June 30, 2022. In addition, the Amendments contain a covenant that we must maintain unrestricted liquidity (in the form of unrestricted cash on hand or undrawn availability under the Revolver) of at least $100 million. In the event we are unable to comply with the Credit Agreement’s Compliance Covenants, we expect to further amend the Credit Agreement or take other mitigating actions prior to a potential breach.

Beginning with the quarter ended June 30, 2022, we calculate compliance with the Compliance Covenants in the Credit Agreement using a designated annualized calculation based on our most recently completed fiscal quarter. Beginning with the quarter ended September 30, 2022, we are required to satisfy the Compliance Covenants at the levels set forth in the Credit Agreement using a designated annualized calculation based on our most recently completed fiscal quarters, as applicable. Pursuant to the Amendments, we were required to use any proceeds from borrowings drawn until we demonstrated financial covenant compliance following the expiration of the Temporary Waiver Period (the “Restricted Period”) to fund operating expenses, debt service of the Company and its subsidiaries, and permitted capital expenditures and investments. We demonstrated such financial compliance in May 2022 and thereby ended the Restricted Period; thereafter, we are required to satisfy the Compliance Covenants set forth in the Credit Agreement and described above.

On April 4, 2022, we entered into Amendment No. 5 (the “Fifth Amendment”) to the Existing Credit Agreement, among the Company, as a guarantor, its subsidiary RHP Hotel Properties, LP, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The Fifth Amendment provides for certain amendments to the Existing Credit Agreement, each of which was effective upon the closing of the OEG Transaction. These amendments include, among others, the exclusion of OEG from negative covenants and certain restrictions related to certain equity issuances, investments, acquisitions, dispositions and indebtedness; changes to certain financial covenant requirements through December 2022; and a requirement that, following January 1, 2023, the Company satisfy the Compliance Covenants currently provided for in the Credit Agreement.

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Revolving Credit Facility. The maturity date of the Revolver is March 31, 2024, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.40% to 1.95%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At December 31, 2022, the interest rate on LIBOR-based borrowings under the Revolver is LIBOR plus 1.55%. Principal is payable in full at maturity.

At December 31, 2022, no amounts were outstanding under the Revolver, and the lending banks had issued $10.4 million of letters of credit under the Credit Agreement, which left $689.6 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $600 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”) and our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), which we met at December 31, 2022).

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

Term Loan B Facility. The Term Loan B has a maturity date of May 11, 2024. The applicable interest rate margins on borrowings under the Term Loan B are, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set in the Credit Agreement. At December 31, 2022, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. We have designated these interest rate swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At December 31, 2022, $371.3 million in borrowings were outstanding under the Term Loan B.

$700 Million 4.75% Senior Notes. In September 2019, the Operating Partnership and RHP Finance Corporation (“Finco”) completed the private placement of $500.0 million in aggregate principal amount of senior notes due 2027, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $500 Million 4.75% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $500 Million 4.75% Senior Notes have a maturity date of October 15, 2027 and bear interest at 4.75% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The $500 Million 4.75% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $600 Million 4.50% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $500 Million 4.75% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $500 Million 4.75% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $500 Million 4.75% Senior Notes.

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

The $700 Million 4.75% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.563%, 102.375%, 101.188%, and 100.00% beginning on October 15 of 2022, 2023, 2024, and 2025, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

$800 Million Term Loan (Gaylord Rockies). On July 2, 2019, Aurora Convention Center Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (“Tenant” and collectively with Hotel Owner, the “Loan Parties”), subsidiaries of the entities comprising the previous Gaylord Rockies joint venture, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced Gaylord Rockies’s existing $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility, which matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bears interest at LIBOR plus 2.50%. Simultaneous with closing, Gaylord Rockies entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. Additionally, we have entered into an additional interest rate swap to fix the LIBOR portion of the interest rate at 3.3410% for the fourth year of the loan. We have designated these interest rate swaps as effective cash flow hedges.

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

On June 30, 2020, the Loan Parties entered into Amendment No. 1 (the “Loan Amendment”) to the Gaylord Rockies Loan, by and among the Loan Parties, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto. The Loan Amendment modified the Gaylord Rockies Loan to (i) provide for the ability to use cash for certain purposes, even during a Cash Sweep Period (as defined in the Loan Agreement), which Gaylord Rockies was in beginning in July 2020 through December 2022, (ii) extend the deadline for Hotel Owner to commence construction of an expansion to Gaylord Rockies, and (iii) provide favorable changes to the debt service coverage ratio provisions.

The Loan Amendment includes restrictions on distributions to our subsidiaries that own Gaylord Rockies and requires a certain level of equity financing for a Gaylord Rockies expansion.

OEG Credit Agreement. On June 16, 2022, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a credit agreement (the “OEG Credit Agreement”) among OEG Borrower, as borrower, OEG Finance, certain subsidiaries of OEG Borrower from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million (the “OEG Revolver”). The OEG Term Loan matures on June 16, 2029, and the OEG Revolver matures on June 16, 2027. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 4.00% or (b) Adjusted Term SOFR plus 5.00% (all as specifically more described in the OEG Credit Agreement). In November 2022, OEG entered into an interest rate swap to fix the SOFR portion of the interest rate on $100.0 million of borrowings at 4.533% through December 2025. The OEG Revolver bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 3.75% or (b) Adjusted Term SOFR plus 4.75%, which shall be subject to reduction in the applicable margin based upon OEG’s First Lien Leverage Ratio (all as specifically more described in the OEG Credit Agreement). The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21 and Circle, as more specifically described in the OEG Credit Agreement). The net proceeds we received from the OEG Term Loan were used to repay the outstanding balance of our former Term Loan A. No revolving credit advance was made under the OEG Revolver at closing, and no amounts were outstanding under the OEG Revolver at December 31, 2022.

Block 21 CMBS Loan. At the closing of the purchase of Block 21 on May 31, 2022, a subsidiary of the Company assumed a $136 million, ten-year, non-recourse term loan secured by a mortgage on Block 21 (the “Block 21 CMBS Loan”). The Block 21 CMBS Loan has a fixed interest rate of 5.58% per annum, payable monthly, matures January 5, 2026, and provides for payments due monthly based on a 30-year amortization.

The Block 21 CMBS Loan contains customary financial covenants and other restrictions, including sponsor net worth and liquidity requirements, and debt service coverage ratio targets that Block 21 must meet in order to avoid a “Trigger Period,” the occurrence of which does not constitute a default. Block 21 was in a Trigger Period as of our purchase date and remains as such as of December 31, 2022. During the Trigger Period, any cash generated in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves will not be distributed to Block 21.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at December 31, 2022 for our variable-rate date after considering interest rate swaps, our estimated interest obligations over the next five years are $506.6 million. These estimated obligations are $137.8 million in 2023, $104.6 million in 2024, $95.4 million in 2025, $88.0 million in 2026, and $80.8 million in 2027. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herein for a discussion of the interest we paid during 2022, 2021 and 2020.

Inflation

Inflation has had a more meaningful impact on our business during 2022 than in recent historical periods. However, favorable occupancy, ADR and outside-the-room spend in our Hospitality segment and business levels in our

Entertainment segment reduced the impact of increased operating costs, including increased wages and food and beverage costs, on our financial position and results of operations. We continue to monitor inflationary pressures and may need to consider potential mitigation actions in future periods. A prolonged inflationary environment could adversely affect our operating costs, customer spending and bookings, and our financial results.

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

The following tables present summarized financial information for the Issuers and the Guarantors on a combined basis and the intercompany balances and transactions between these parties, as well as any investments in or equity in earnings from non-guarantor subsidiaries, have been eliminated (amounts in thousands):

December 31,
2022
Total assets	$1,653,841

Net payables due to non-guarantor subsidiaries	17,709
Other liabilities	1,805,587
Total liabilities	$1,823,296
Total noncontrolling interest	$625

Year Ended
December 31, 2022
Revenues from third-parties	$365
Revenues from non-guarantor subsidiaries	239,283
Operating expenses (excluding expenses to non-guarantor subsidiaries)	118,255
Expenses to non-guarantor subsidiaries	14,259
Operating income	107,134
Interest income from non-guarantor subsidiaries	12,468
Net income	51,539
Net income available to common stockholders	48,865

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

In addition, we must evaluate uncertainties in the application of complex tax regulations in the calculation of tax liabilities. We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We make this assessment based on only the technical merits of the tax position. At December 31, 2022 and 2021, we had no accruals for unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2022 and 2021, we have accrued no interest or penalties related to uncertain tax positions.

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

The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate for the pension plan increased from 2.42% at December 31, 2021 to 4.85% at December 31, 2022.

We determine the overall expected long-term return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each allocation of plan assets and advice by our third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption that is determined at the beginning of each year and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty-year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension expense. The expected return on plan assets assumption used for determining net periodic pension expense for 2022 and 2021 was 6.0%. Actual return on plan assets for 2022 and 2021 was (18.6)% and 13.0%, respectively. Our historical actual return averaged 6.8% for the ten-year period ended December 31, 2022. In the future, we may make additional discretionary contributions to the plan or we could be required to make mandatory cash funding payments.

The mortality rate assumption used for determining future benefit obligations as of December 31, 2022 and 2021 was based on the Pri-2012 Total Dataset Mortality Table.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would increase (decrease) 2022 net periodic pension expense by approximately $0.1 million and $(0.2) million, respectively. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would (decrease) increase 2021 net periodic pension expense by approximately $0.7 million.

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

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are from changes in interest rates, including the rising interest rates experienced in 2022, and changes in asset values of investments that fund our pension plan. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors,” in this Annual Report on Form 10-K for more discussion on how interest rate increases affect our operations and financial condition.

Risk Related to Changes in Interest Rates

At December 31, 2022, borrowings outstanding under the Term Loan B bore interest at an annual rate of LIBOR plus 2.00%. We have hedged our interest rate exposure on $350.0 million of borrowings under the Term Loan B with interest rate swaps that fix the LIBOR portion of interest payments through May 2023. If we do not enter into an additional interest rate swap, we will be subject to interest rate risk under the Term Loan B from June 2023 through the May 2024 maturity date.

At December 31, 2022, borrowings outstanding under the Gaylord Rockies Loan bore interest at an annual rate of LIBOR plus 2.50%. We have hedged our interest rate exposure with an interest rate swap that fixes the LIBOR portion of interest payments through August 2023. If we do not enter into an additional interest rate swap, and we extend the maturity date of the Gaylord Rockies Loan beyond August 2023, we will be subject to interest rate risk under the Gaylord Rockies Loan from August 2023 through the extended maturity date.

At December 31, 2022, borrowings outstanding under the OEG Term Loan bore interest at an annual rate of Adjusted Term SOFR plus 5.00%. We have hedged our interest rate exposure on $100.0 million of borrowings under the OEG Term Loan with an interest rate swap that fixes the SOFR portion of interest payments through December 2025. If Adjusted Term SOFR were to increase by 100 basis points, our annual interest cost on the $199.3 million in borrowings outstanding under the OEG Term Loan that are not hedged at December 31, 2022 would increase by approximately $2.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2022. As a result, the interest rate market risk implicit in these investments at December 31, 2022, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At December 31, 2022, the value of the investments in the pension fund was $52.3 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $5.2 million.

Summary

Based upon our overall market risk exposures at December 31, 2022, we believe that the effects of changes in interest rates related to our borrowings and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows.

Item 8.              Financial Statements and Supplementary Data

Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page 76 of this Annual Report on Form 10-K and incorporated by reference herein.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control - Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

On May 31, 2022, we acquired Block 21 through a business combination. We are currently in the process of assessing Block 21’s internal control over financial reporting and integrating Block 21’s internal control over financial reporting with our existing internal control over financial reporting. As permitted by SEC regulations, we have excluded Block 21 from our assessment of internal control over financial reporting as of December 31, 2022 since we acquired Block 21 in May 2022. Block 21 constituted 6.8% and 2.0% of total assets and total revenues, respectively, as of and for the year ended December 31, 2022.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.            Other Information

Effective February 23, 2023, our Board of Directors amended and restated our Amended and Restated Bylaws (as so amended and restated, the “Second Amended and Restated Bylaws”), effective immediately to:

●	enhance procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submission of stockholder proposals (other than proposals to be included in the Company’s proxy statement pursuant to Rule 14a-8 under the Exchange Act), including by requiring compliance with Exchange Act Rule 14a-19, and;
●	incorporate technical, ministerial, clarifying and conforming changes related to recent amendments to the Delaware General Corporation Law.

The Second Amended and Restated Bylaws also contain conforming, clarifying, and updating changes to supplement the above amendments, as well as certain other routine, technical, and non-substantive updates and revisions.

The above description of the amendments does not purport to be complete and is qualified in its entirety by reference to the Second Amended and Restated Bylaws, which are filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated in this Part II, Item 9B by reference.

Item 9C.            Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of the Ten (10) Nominees for Director Identified in this Proxy Statement” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c)(3) of Regulation S-K is incorporated by reference to the discussion under the heading “Submitting Stockholder Proposals and Nominations for 2024 Annual Meeting” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC.

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

Item 11.            Executive Compensation

The information required by this Item is incorporated herein by reference to the discussions under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation – 2022 Summary Compensation Table,” “2022 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2022 Fiscal Year End,” “2022 Option Exercises and Stock Vested,” “Company Information – CEO Pay Ratio,” “2022 Pay Versus Performance,” “Other Compensation Information – Pension Benefits,” “Other Compensation Information – Nonqualified Deferred Compensation,” “Other Compensation Information – 2022 Nonqualified Deferred Compensation Table,” “Potential Payments on Termination or Change of Control,” “Company Information – Committees of the Board – Compensation Committee Interlocks and Insider Participation,” and “Human Resources Committee Report” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Stock Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the discussions under the headings “Company Information – Corporate Governance – Independence of Directors” and “Certain Transactions” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC.

Item 14.             Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC.

PART IV

Item 15.            Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

The accompanying index to financial statements on page 76 of this Annual Report on Form 10-K is provided in response to this Item.

(a)(2)     Financial Statement Schedules

The following financial statement schedules are filed as a part of this report and are included herein beginning on page 118 of this Annual Report on Form 10-K:

●	Schedule II – Valuation and Qualifying Accounts
●	Schedule III – Real Estate and Accumulated Depreciation

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)     Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).
3.2*	Second Amended and Restated Bylaws of the Company.
4.1	Specimen of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 24, 2012).
4.2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed February 25, 2020).
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

10.6

Amendment No. 5 to Sixth Amended and Restated Credit Agreement, effective as of April 4, 2022, among Ryman Hospitality Properties, Inc., as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 5, 2022).

10.7

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

10.10

First Amended and Restated Agreement of Limited Partnership of RHP Hotel Properties, LP, dated December 31, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2019).

10.11†

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

10.12

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

10.13

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

10.14

ATM Equity Distribution Agreement, dated May 27, 2021, by and among Ryman Hospitality Properties, Inc. and the sales agents named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 27, 2021).

10.15

Purchase Agreement (Joint Venture Interests), dated April 30, 2021, by and among RHPAHO, LLC and RHPAHP, LLC, as purchasers, and Aurora Convention Center Hotel Partners, LLC and RIDA Aurora 2018 Acquisition, LLC, as sellers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2021).

10.16

Investment Agreement, dated as of April 4, 2022, by and among the Company, OEG Attractions Holdings, LLC, RHP Hotels, LLC, RHP Hotel Properties, LP, A-OEG Holdings, LLC and Atairos Group, Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2022).

10.17

First Amendment to Investment Agreement, dated as of May 26, 2022, by and among the Company, OEG Attractions Holdings, LLC, RHP Hotels, LLC, RHP Hotel Properties, LP, A-OEG Holdings, LLC and Atairos Group, Inc., (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2022).

10.18

Second Amendment to Investment Agreement, dated as of June 15, 2022, by and among the Company, OEG Attractions Holdings, LLC, RHP Hotels, LLC, RHP Hotel Properties, LP, A-OEG Holdings, LLC and Atairos Group, Inc., (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2022).

10.19

Second Amended and Restated Limited Liability Company Agreement for OEG Attractions Holdings, LLC, dated June 16, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2022).

10.20#	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S-1).
10.21#	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.22#

Executive Employment Agreement of Colin V. Reed, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008).

10.23#

First Amendment to Executive Employment Agreement of Colin V. Reed, dated December 18, 2008, with Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2008).

10.24#

Second Amendment to Executive Employment Agreement, dated September 3, 2010, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.25#

Third Amendment to Executive Employment Agreement, dated as of November 5, 2012, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.26#

Fourth Amendment to Executive Employment Agreement, dated as of December 31, 2020, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.27#

Fifth Amendment to Employment Agreement, dated as of October 11, 2022, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 11, 2022).

10.28#

Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.29#

Form of Employment Agreement of Mark Fioravanti, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008).

10.30#	Form of Amendment No. 1 to Employment Agreement of Mark Fioravanti (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.31#

Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.32#

Third Amendment to Executive Employment Agreement dated as of November 5, 2012, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.33#

Fourth Amendment to Employment Agreement dated as of March 1, 2022, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2022).

10.34#

Fifth Amendment to Employment Agreement dated as of October 11, 2022, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2022).

10.35#

Severance Agreement dated as of February 26, 2018 between the Company and Patrick Chaffin (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.36#

Severance Agreement dated as of February 26, 2018 between the Company and Scott Lynn (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.37#

Severance Agreement dated as of March 1, 2022, by and between the Company and Jennifer Hutcheson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2022).

10.38#

Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.39*#	Summary of Director and Executive Officer Compensation.
10.40#	Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2016).
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

99.1†

Credit Agreement, dated as of June 16, 2022, among OEG Borrower, LLC as borrower, OEG Finance, LLC, certain subsidiaries of OEG Borrower, LLC, from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 16, 2022).

101*

The following materials from Ryman Hospitality Property, Inc.’s Annual Form on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Noncontrolling Interest for the years ended December 31, 2022, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: February 24, 2023	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed	Executive Chairman of the Board of Directors	February 24, 2023
Colin V. Reed

/s/ Rachna Bhasin	Director	February 24, 2023
Rachna Bhasin

/s/ Alvin Bowles, Jr.	Director	February 24, 2023
Alvin Bowles, Jr.

/s/ Christian Brickman	Director	February 24, 2023
Christian Brickman

/s/ Fazal F. Merchant	Director	February 24, 2023
Fazal F. Merchant

/s/ Patrick Q. Moore	Director	February 24, 2023
Patrick Q. Moore

/s/ Christine Pantoya	Director	February 24, 2023
Christine Pantoya

/s/ Robert S. Prather, Jr.	Director	February 24, 2023
Robert S. Prather, Jr.

/s/ Michael I. Roth	Director	February 24, 2023
Michael I. Roth

/s/ Mark Fioravanti	Director, President and Chief Executive Officer	February 24, 2023
Mark Fioravanti

/s/ Jennifer Hutcheson	Executive Vice President, Chief Financial Officer	February 24, 2023
Jennifer Hutcheson	and Chief Accounting Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Ryman Hospitality Properties, Inc. and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2022 and 2021 and for Each of the Three Years in the Period Ended December 31, 2022
Report of Independent Registered Public Accounting Firm (PCAOB ID: 0042)	77
Report of Independent Registered Public Accounting Firm	79
Consolidated Balance Sheets as of December 31, 2022 and 2021	80
Consolidated Statements of Operations for the Years ended December 31, 2022, 2021, and 2020	81
Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2022, 2021, and 2020	82
Consolidated Statements of Cash Flows for the Years ended December 31, 2022, 2021, and 2020	83
Consolidated Statements of Equity (Deficit) and Noncontrolling Interest for the Years ended December 31, 2022, 2021, and 2020	84
Notes to Consolidated Financial Statements	85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryman Hospitality Properties, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity (deficit) and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

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

National bonds credit loss reserves

Description of the Matter

At December 31, 2022, the Company holds within Notes Receivable two issuances of governmental bonds (the Bonds) received in connection with the development of the Gaylord National Resort & Convention Center which are reported at a total carrying value of $67.6 million, net of a credit loss reserve of $38.0 million. At December 31, 2022, the Series B bond is fully reserved. The Series A bond is of higher priority than other tranches which fall between the Company’s two issuances. The Company assesses the Bonds for credit losses, which requires an estimate of projected tax revenues that will service the Bonds over the remaining term. The Bonds and related accounting are more fully described in Note 3 to the consolidated financial statements.

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

To test the Company’s determination of credit loss reserve as of December 31, 2022, we performed audit procedures that included, among others, assessing the methodology utilized by management, testing the projections discussed above and the related underlying data used by the Company in its evaluation, and testing the mathematical accuracy of the calculations. In performing those procedures, we compared hotel revenue projections used by management to current industry forecasts. We also involved valuation specialists to assist in assessing the Company’s hotel revenue projections used in the credit loss analysis and a property tax specialist to assist in assessing the Company’s property tax projections used in the credit loss analysis.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Nashville, Tennessee

February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ryman Hospitality Properties, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Block 21, which is included in the 2022 consolidated financial statements of the Company and which constituted 6.8% and 2.0% of total assets and total revenues, respectively, as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Block 21.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company, and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 24, 2023

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2022	2021
ASSETS:
Property and equipment, net	$3,171,708	$3,031,844
Cash and cash equivalents - unrestricted	334,194	140,688
Cash and cash equivalents - restricted	110,136	22,312
Notes receivable, net	67,628	71,228
Trade receivables, net	116,836	74,745
Prepaid expenses and other assets	134,170	112,904
Intangible assets, net	105,951	126,804
Total assets	$4,040,623	$3,580,525

LIABILITIES AND EQUITY (DEFICIT):
Debt and finance lease obligations	$2,862,592	$2,936,819
Accounts payable and accrued liabilities	385,159	304,719
Dividends payable	14,121	386
Deferred management rights proceeds	167,495	170,614
Operating lease liabilities	125,759	113,770
Deferred income tax liabilities, net	12,915	4,671
Other liabilities	64,824	71,939
Total liabilities	3,632,865	3,602,918
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	311,857	—
Equity (deficit):
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 55,167 and 55,072 shares issued and outstanding, respectively	552	551
Additional paid-in capital	1,102,733	1,112,867
Treasury stock of 648 and 648 shares, at cost	(18,467)	(18,467)
Distributions in excess of retained earnings	(978,619)	(1,088,105)
Accumulated other comprehensive loss	(10,923)	(29,080)
Total stockholders' equity (deficit)	95,276	(22,234)
Noncontrolling interest in Operating Partnership	625	(159)
Total equity (deficit)	95,901	(22,393)
Total liabilities and equity (deficit)	$4,040,623	$3,580,525

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2022, 2021 and 2020
(Amounts in thousands, except per share data)

	2022	2021	2020
Revenues:
Rooms	$595,544	$328,874	$171,718
Food and beverage	667,009	279,489	187,538
Other hotel revenue	275,421	178,220	106,789
Entertainment	267,995	152,790	58,430
Total revenues	1,805,969	939,373	524,475

Operating expenses:
Rooms	155,817	88,244	58,943
Food and beverage	381,142	190,855	146,141
Other hotel expenses	457,291	327,791	260,690
Management fees, net	43,425	14,031	7,066
Total hotel operating expenses	1,037,675	620,921	472,840
Entertainment	188,545	117,753	78,301
Corporate	42,982	38,597	28,795
Preopening costs	532	737	1,665
(Gain) loss on sale of assets	469	(317)	(1,161)
Credit loss on held-to-maturity securities	—	—	32,784
Depreciation and amortization	208,616	220,357	215,082
Total operating expenses	1,478,819	998,048	828,306

Operating income (loss)	327,150	(58,675)	(303,831)
Interest expense	(148,406)	(125,347)	(115,783)
Interest income	5,750	5,685	7,304
Loss on extinguishment of debt	(1,547)	(2,949)	—
Loss from unconsolidated joint ventures	(10,967)	(8,963)	(6,451)
Other gains and (losses), net	1,743	405	(14,976)
Income (loss) before income taxes	173,723	(189,844)	(433,737)
Provision for income taxes	(38,775)	(4,957)	(27,084)
Net income (loss)	134,948	(194,801)	(460,821)

Net (income) loss attributable to noncontrolling interest in consolidated joint venture	(5,032)	16,501	42,474
Net (income) loss attributable to noncontrolling interest in Operating Partnership	(923)	1,334	956
Net income (loss) available to common stockholders	$128,993	$(176,966)	$(417,391)

Basic income (loss) per share available to common stockholders	$2.34	$(3.21)	$(7.59)
Diluted income (loss) per share available to common stockholders	$2.33	$(3.21)	$(7.59)

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2022, 2021 and 2020
(Amounts in thousands)

	2022	2021	2020
Net income (loss)	$134,948	$(194,801)	$(460,821)

Other comprehensive income (loss), before tax:
Gain (loss) on minimum pension liability:
Gains (losses) arising during the period	(1,428)	10,314	(2,901)
Amount reclassified from accumulated other comprehensive loss	(174)	(110)	194
	(1,602)	10,204	(2,707)
Interest rate derivatives:
Gains (losses) arising during period	16,007	1,955	(39,958)
Amount reclassified from accumulated other comprehensive loss	3,541	16,501	10,505
	19,548	18,456	(29,453)

Other-than-temporary impairment loss on held-to-maturity securities:
Amount reclassified from accumulated other comprehensive loss	211	211	210
	211	211	210

Other comprehensive income (loss), net of tax	18,157	28,871	(31,950)

Comprehensive income (loss)	$153,105	$(165,930)	$(492,771)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint venture	(4,683)	15,419	48,989
Comprehensive (income) loss attributable to noncontrolling interest in Operating Partnership	(1,052)	1,128	869
Comprehensive income (loss) available to common stockholders	$147,370	$(149,383)	$(442,913)

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020
(Amounts in thousands)

	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$134,948	$(194,801)	$(460,821)
Amounts to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Provision for deferred income taxes	8,244	4,006	26,526
Depreciation and amortization	208,616	220,357	215,082
Amortization of deferred financing costs	9,829	8,790	7,948
Credit loss on held-to-maturity securities	—	—	32,784
Forfeiture of Block 21 earnest deposit	—	—	15,000
Write-off of deferred financing costs	—	—	281
Loss from unconsolidated joint ventures	10,967	8,963	6,451
Stock-based compensation expense	14,985	12,104	8,732
Changes in:
Trade receivables	(40,686)	(54,639)	50,501
Accounts payable and accrued liabilities	66,428	107,012	(59,828)
Other assets and liabilities	6,600	(539)	(4,180)
Net cash flows provided by (used in) operating activities	419,931	111,253	(161,524)

Cash Flows from Investing Activities:
Purchases of property and equipment	(89,520)	(77,426)	(165,463)
Purchase of land adjacent to Gaylord Rockies	—	(22,000)	—
Collection of notes receivable	3,718	844	2,985
Purchase of Block 21, net of cash acquired	(93,992)	—	—
Purchase of additional interest in Gaylord Rockies joint venture	—	(188,000)	—
Investment in other joint ventures	(10,358)	(8,710)	(8,868)
Other investing activities, net	839	5,554	(1,302)
Net cash flows used in investing activities	(189,313)	(289,738)	(172,648)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	(190,000)	84,000	106,000
Repayments under term loan A	(300,000)	—	—
Repayments under term loan B	(5,000)	(5,000)	(5,000)
Borrowings under OEG term loan	288,000	—	—
Repayments under OEG term loan	(750)	—	—
Repayments under Block 21 CMBS loan	(1,520)	—	—
Issuance of senior notes	—	600,000	—
Redemption of senior notes	—	(400,000)	—
Deferred financing costs paid	(15,411)	(10,628)	(2,214)
Redemption of noncontrolling interest in Operating Partnership	—	(2,438)	—
Sale of noncontrolling interest in OEG	285,925	—	—
Payment of dividends	(5,855)	(502)	(102,331)
Distributions from consolidated joint venture to noncontrolling interest partners	—	—	(992)
Payment of tax withholdings for share-based compensation	(4,478)	(3,485)	(1,688)
Other financing activities, net	(199)	(216)	(245)
Net cash flows provided by (used in) financing activities	50,712	261,731	(6,470)

Net change in cash, cash equivalents, and restricted cash	281,330	83,246	(340,642)
Cash, cash equivalents, and restricted cash, beginning of period	163,000	79,754	420,396
Cash, cash equivalents, and restricted cash, end of period	$444,330	$163,000	$79,754

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$334,194	$140,688	$56,697
Cash and cash equivalents - restricted	110,136	22,312	23,057
Cash, cash equivalents, and restricted cash, end of period	$444,330	$163,000	$79,754

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
For the Years Ended December 31, 2022, 2021 and 2020
(Amounts in thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2019	$549	$1,185,168	$(17,315)	$(495,514)	$(28,159)	$644,729	$—	$644,729	$221,511
Net loss	—	—	—	(417,391)	—	(417,391)	(956)	(418,347)	(42,474)
Adjustment of noncontrolling interest in consolidated joint venture to redemption value	—	—	—	60,106	—	60,106	—	60,106	(60,106)
Transition adjustment related to adoption of ASU 2016-13	—	—	—	(5,343)	2,158	(3,185)	—	(3,185)	—
Other comprehensive loss, net of income taxes	—	—	—	—	(31,950)	(31,950)	—	(31,950)	—
Issuance of partnership units in Operating Partnership	—	—	—	—	—	—	15,472	15,472	—
Distributions from consolidated joint venture to noncontrolling interest partners	—	—	—	—	—	—	—	—	(992)
Payment of dividends ($0.95 per share)	—	135	(1,152)	(51,450)	—	(52,467)	—	(52,467)	—
Redemption of noncontrolling interests in consolidated joint venture	—	—	—	(1,500)	—	(1,500)	—	(1,500)	(16,970)
Restricted stock units and stock options surrendered	1	(1,774)	—	—	—	(1,773)	—	(1,773)	—
Equity-based compensation expense	—	8,732	—	—	—	8,732	—	8,732	—
BALANCE, December 31, 2020	$550	$1,192,261	$(18,467)	$(911,092)	$(57,951)	$205,301	$14,516	$219,817	$100,969
Net loss	—	—	—	(176,966)	—	(176,966)	(1,334)	(178,300)	(16,501)
Other comprehensive income, net of income taxes	—	—	—	—	28,871	28,871	—	28,871	—
Contribution to consolidated joint venture	—	—	—	—	—	—	—	—	4,425
Purchase of remaining interest in consolidated joint venture	—	(99,107)	—	—	—	(99,107)	—	(99,107)	(88,893)
Redemption of noncontrolling interest in Operating Partnership	—	(1,356)	—	—	—	(1,356)	(1,082)	(2,438)	—
Reallocation of noncontrolling interest in Operating Partnership	—	12,259	—	—	—	12,259	(12,259)	—	—
Restricted stock units and stock options surrendered	1	(3,294)	—	(47)	—	(3,340)	—	(3,340)	—
Equity-based compensation expense	—	12,104	—	—	—	12,104	—	12,104	—
BALANCE, December 31, 2021	$551	$1,112,867	$(18,467)	$(1,088,105)	$(29,080)	$(22,234)	$(159)	$(22,393)	$—
Net income	—	—	—	128,993	—	128,993	923	129,916	5,032
Adjustment of noncontrolling interest in consolidated joint venture to redemption value	—	(10,869)	—	—	—	(10,869)	—	(10,869)	10,869
Other comprehensive income, net of income taxes	—	—	—	—	18,157	18,157	—	18,157	—
Sale of noncontrolling interest in OEG	—	(10,031)	—	—	—	(10,031)	—	(10,031)	295,956
Payment of dividends ($0.35 per share)	—	54	—	(19,507)	—	(19,453)	(139)	(19,592)	—
Restricted stock units and stock options surrendered	1	(4,273)	—	—	—	(4,272)	—	(4,272)	—
Equity-based compensation expense	—	14,985	—	—	—	14,985	—	14,985	—
BALANCE, December 31, 2022	$552	$1,102,733	$(18,467)	$(978,619)	$(10,923)	$95,276	$625	$95,901	$311,857

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

On January 1, 2013, the Company began operating as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These five resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). Prior to May 2021, Gaylord Rockies was owned by a joint venture (the “Gaylord Rockies joint venture”) in which the Company owned a 65% interest. The Company’s other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

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

The Company also owns a controlling 70% equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which the Company reports as its Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; two Nashville-based assets managed by Marriott – the Wildhorse Saloon and the General Jackson Showboat (“General Jackson”); and as of May 31, 2022, Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”). Prior to June 16, 2022, the Company owned 100% of OEG. The Company also owns a 50% interest in a joint venture that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”), which launched its broadcast network on January 1, 2020. See “OEG Transaction” and “Block 21 Transaction” in this Note 1, as well as Note 11, “Commitments and Contingencies,” for further disclosure.

The Company conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and all of its operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with its REIT conversion. Ryman and the non-controlling operating partnership unit holders discussed in “Income (Loss) Per Share” in this Note 1 are the sole limited partners of the Operating Partnership, and Ryman currently owns, either directly or indirectly, 99.3% of the partnership units of the Operating Partnership. RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating

Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. As 100%-owned subsidiaries of Ryman, neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Annual Report on Form 10-K and Ryman’s other reports, documents or other information filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality; Entertainment; and Corporate and Other. The Company’s fiscal year ends on December 31 for all periods presented.

Business Segments

Hospitality

The Hospitality segment includes the Gaylord Hotels branded hotels, the Inn at Opryland and the AC Hotel, each of which is managed by Marriott pursuant to a management agreement for each hotel.

Entertainment

The Entertainment segment includes the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, the General Jackson, the Wildhorse Saloon, Block 21, and the Company’s investment in the Circle joint venture, among various others. Marriott manages the day-to-day operations of the General Jackson, the Wildhorse Saloon and the W Austin, which is part of the Block 21 complex, pursuant to management agreements.

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

For periods prior to its achieving 100% ownership of the Gaylord Rockies joint venture in May 2021, management concluded that the Company was the primary beneficiary of the Gaylord Rockies joint venture, which was a VIE. As such, the Company consolidated the assets, liabilities and results of operations of the Gaylord Rockies joint venture in the accompanying consolidated financial statements. The portion of the Gaylord Rockies joint venture that the Company did not previously own was recorded as noncontrolling interest in consolidated joint venture in the accompanying consolidated balance sheet, and any previous adjustment necessary to reflect the noncontrolling interest at its redemption value was shown in the accompanying consolidated statements of equity (deficit) and noncontrolling interest. As Gaylord Rockies is now wholly-owned by the Company, it is no longer considered a VIE. See “Noncontrolling Interest” below for further discussion.

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

See “OEG Transaction” in this Note 1 for further discussion.

Recovery from COVID-19; Current Economic Environment

COVID-19 has caused, and may in the future cause, unprecedented levels of disruption to the Company’s business. Although the Company’s business levels have generally recovered and improved in 2022, there remains significant uncertainty surrounding the extent to which COVID-19 may in the future impact the Company’s results of operations and financial position, as increased labor costs, broad inflationary pressures and rising interest rates continue to impact the economy.

All of the Company’s assets were open and fully operational throughout 2022, and most of our businesses were open and operating throughout 2021; however, Gaylord National remained closed during the first half of 2021 and reopened July 1, 2021, the Grand Ole Opry and Ryman Auditorium reopened for full-capacity publicly attended performances in May 2021, and, subsequent to the December 2020 downtown Nashville bombing, the Wildhorse Saloon reopened in April 2021.

Throughout 2020, 2021 and 2022, and continuing to date, the Company has paid all required debt service payments on its indebtedness, lease payments, taxes and other payables.

At December 31, 2022, the Company had $689.6 million available for borrowing under its revolving credit facility, $65.0 million available for borrowing under the OEG revolving credit facility, and $334.2 million in unrestricted cash on hand. The Company’s cash dividend, which had been suspended since second quarter 2020, was reinstated in September 2022. The Company’s interim dividend policy provides that the Company will make minimum dividends of 100% of REIT taxable income annually, subject to the Company’s board of directors’ future determinations as to the amount of any distributions and timing thereof.

OEG Transaction

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

The Company retains a controlling 70% equity interest in OEG and continues to consolidate the assets, liabilities and results of operations of OEG in the accompanying consolidated financial statements. The portion of OEG that the Company does not own is recorded as noncontrolling interest in consolidated joint venture, which is classified as mezzanine equity in the accompanying consolidated balance sheet, and any adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying consolidated statements of equity (deficit) and noncontrolling interest. After the payment of transaction expenses, the Company used substantially all of the net proceeds from the OEG Transaction, together with the net proceeds the Company received from the OEG Term Loan (as defined below), to repay the then-outstanding balance of the Company’s former $300 million term loan A and to pay down substantially all borrowings then outstanding under the Company’s revolving credit facility.

Pursuant to the Second Amended and Restated Limited Liability Company Agreement for OEG entered into at the closing of the OEG Transaction (the “OEG LLC Agreement”), OEG is governed by a Board of Managers (the “Board”), subject to member consent to certain actions. The Board initially consists of six members, four designated by the Company and two designated by the OEG Investor. Board membership may be modified from time to time to reflect the proportional ownership of outstanding units by each party. Subject to certain ownership thresholds, the approval of both parties will be required with respect to certain “major decisions” affecting OEG, including, but not limited to, approval of OEG’s annual operating budget in the event of changes exceeding certain thresholds, the incurrence of certain debt, the issuance of new equity securities, and mergers, acquisitions or dispositions in excess of a certain dollar threshold.

The OEG Investor will have the option to acquire additional common units of OEG from the Company (the “Purchase Option”) in each of the fourth quarters of 2023, 2024 and 2025 in an amount equal to the lesser of $125 million or the maximum amount of proceeds that the Company may receive with respect to its compliance with applicable REIT tests, provided that the OEG Investor may not purchase an amount of common units that would result in the Company owning less than 51% of the outstanding common units after giving effect to the purchase. If the OEG Investor elects to exercise the Purchase Option, then (i) beginning on June 16, 2027 (the fifth anniversary of the OEG Investor’s original investment in OEG (the “Fifth Anniversary”)), the OEG Investor will have the right to demand that OEG undertake a Qualified IPO and (ii) the OEG Investor’s rights with respect to the IPO Request Put Right, the Seven-Year Put Right, an IPO Payment and a Sale Payment, each as defined in the OEG LLC Agreement and described below, will expire. The Purchase Option will terminate upon the occurrence of a Qualified IPO, a Sale of OEG or a Qualified Spinoff, each as defined in the OEG LLC Agreement.

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

The above descriptions related to the OEG LLC Agreement do not purport to be complete and are qualified in their entirety by reference to the OEG LLC Agreement filed as Exhibit 10.19 to this Annual Report on Form 10-K and incorporated herein by reference.

Also on June 16, 2022, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a credit agreement (the “OEG Credit Agreement”)

among OEG Borrower, as borrower, OEG Finance, certain subsidiaries of OEG Borrower from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million (the “OEG Revolver”). The OEG Term Loan matures on June 16, 2029, and the OEG Revolver matures on June 16, 2027. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 4.00% or (b) Adjusted Term SOFR plus 5.00% (all as specifically more described in the OEG Credit Agreement). In November 2022, OEG entered into an interest rate swap to fix the SOFR portion of the interest rate on $100.0 million of borrowings at 4.533% through December 2025. The OEG Revolver bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 3.75% or (b) Adjusted Term SOFR plus 4.75%, which shall be subject to reduction in the applicable margin based upon OEG’s First Lien Leverage Ratio (all as more specifically described in the OEG Credit Agreement). The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (but not Block 21 and Circle, as more specifically described in the OEG Credit Agreement). No revolving credit advance was made under the OEG Revolver at closing.

Block 21 Transaction

On May 31, 2022, the Company purchased Block 21 for a stated purchase price of $260 million, as subsequently adjusted to $255 million pursuant to the terms of the purchase agreement, which included the assumption of approximately $136 million of existing mortgage debt. Block 21 is the home of the Austin City Limits Live at The Moody Theater (“ACL Live”), a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin, the 3TEN at ACL Live club and approximately 53,000 square feet of other Class A commercial space. The Company funded the cash portion of the purchase price with cash on hand and borrowings under its revolving credit facility. The acquisition was accounted for as a business combination, given the different nature of the principal operations acquired (a hotel and an entertainment venue). Block 21 assets are reflected in the Company’s Entertainment segment beginning May 31, 2022.

The Company performed a preliminary valuation of the fair value of the acquired assets and liabilities as of May 31, 2022. The valuations of the various components of property and equipment were determined principally based on the cost approach, which uses assumptions regarding replacement values from established indices. The valuation of intangible assets was based on various methods to evaluate the values of leases in place and advanced bookings previously received for the hotel. The valuation of assumed debt was principally based on a discounted cash flow approach using market interest rates at the time of the transaction. The Company considers each of these estimates as Level 3 fair value measurements. Other acquired assets were valued at carrying value. Based on the aggregation of fair values as compared to consideration transferred, the Company concluded that there was no goodwill or bargain purchase gain related to the business combination. The Company performed an income approach evaluation of the acquired set which corroborated the conclusion that there was no goodwill related to the acquisition. Such evaluation included assumptions of future projected cash flows, which were based on the future projected occupancy and average daily rate for the W Hotel Austin, future anticipated cash flows at ACL Live, and market discount rates.

Utilizing the valuation, the Company performed a purchase price allocation for the acquired assets and liabilities of Block 21. As a result, the Company preliminarily allocated the purchase price, adjusted for working capital adjustments as defined in the purchase agreement, in the Company’s balance sheet at May 31, 2022 as follows (amounts in thousands):

Property and equipment	$237,159
Cash and cash equivalents - unrestricted	8,493
Cash and cash equivalents - restricted	12,450
Trade receivables	1,405
Prepaid expenses and other assets	1,085
Intangible assets	1,723
Total assets acquired	262,315

Debt (Note 4)	(132,531)
Accounts payable and accrued liabilities	(14,774)
Other liabilities	(75)
Total liabilities assumed	(147,380)

Net assets acquired	$114,935

The estimated fair values for the assets acquired and liabilities assumed are preliminary and are subject to change during the one-year measurement period as additional information related to the inputs and assumptions used in determining the fair value of the assets and liabilities becomes available. The Company is in the process of finalizing its review of the underlying inputs and assumptions. Therefore, the purchase price allocation is not yet complete as of the date of this filing but will be complete within the one-year measurement period.

The Company incurred $1.3 million in acquisition-related expenses in 2022, which are included in entertainment expenses in the accompanying consolidated statement of operations.

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

Cash and Cash Equivalents — Restricted

Restricted cash and cash equivalents primarily represent funds held by our property manager for furniture, fixtures and equipment reserves. In addition, the Company holds certificates of deposit with an original maturity of greater than three months in order to secure its Tennessee workers’ compensation self-insurance obligations. Beginning in July 2020, Gaylord Rockies was in a cash sweep period pursuant to the Gaylord Rockies term loan agreement, and such cash amounts are also included in restricted cash. Gaylord Rockies exited this cash sweep period in January 2023. Block 21 was in a Trigger Period (as defined below) as of the date of its purchase by the Company and remains so at December 31, 2022, and such cash amounts are also included in restricted cash.

Supplemental Cash Flow Information

Cash paid for interest, net of amounts from interest rate swaps, for the years ended December 31 was comprised of (amounts in thousands):

	2022	2021	2020
Debt interest paid	$135,467	$113,669	$113,743
Capitalized interest	(183)	(2,922)	(3,753)
Cash paid for interest, net of capitalized interest	$135,284	$110,747	$109,990

Net cash payments of income taxes in 2022, 2021 and 2020 were $27.0 million, $0.5 million and $1.7 million, respectively.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31 consist of (amounts in thousands):

	2022	2021
Prepaid expenses	$19,377	$24,359
Supplemental deferred compensation plan assets	29,245	31,183
Tax rebate receivables	22,181	21,456
Inventories	12,041	8,369
Right-of-use assets for operating leases	18,910	9,863
Deferred financing costs on revolving credit facilities	5,757	—
Derivative assets	11,350	—
Other	15,309	17,674
Total prepaid expenses and other assets	$134,170	$112,904

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

Gaylord Rockies is party to an incentive agreement with the local government that provides that Gaylord Rockies is entitled to receive monthly rebates of certain city and state taxes, including property, sales and lodging taxes. The term of the rebate agreement varies by type of tax but ranges from 25-33 years from commencement of the construction of Gaylord Rockies. Gaylord Rockies earned $38.4 million, $29.1 million and $41.4 million in rebates in 2022, 2021 and 2020, respectively, which are generally recorded as a reduction in other hotel expenses in the accompanying consolidated statements of operations for 2022, 2021 and 2020.

Intangible Assets

In connection with the Company’s purchase price allocation of the Gaylord Rockies joint venture, the Company acquired certain definite-lived intangibles, which are shown on the accompanying consolidated balance sheets. Included in these intangibles are the original estimated fair value of advanced bookings of $125.5 million and the original estimated fair value related to the Gaylord Hotels trade name, which Marriott owns, of $115.3 million. The advanced bookings asset was amortized on a straight-line basis over a period of 3.5 years, which corresponded with the period in which the advanced bookings related, and the value in the trade name is being amortized on a straight-line basis over 30 years, which is the period of the Marriott management agreement.

The gross carrying amount of intangible assets at December 31, 2022 and 2021 was $254.7 million and $252.8 million, respectively. Accumulated amortization of intangible assets at December 31, 2022 and 2021 was $148.7 million and $126.0 million, respectively. Amortization expense related to intangible assets during 2022, 2021 and 2020 was $22.7 million, $40.2 million and $40.2 million, respectively. The estimated amounts of amortization expense for the next five years are as follows (amounts in thousands):

2023	$5,018
2024	4,486
2025	4,097
2026	4,039
2027	4,039
$21,679

Investments

From time to time, the Company has owned minority interest investments in certain businesses. Investments in entities that the Company does not control but in which it exercises significant influence are accounted for using the equity method of accounting.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consist of (amounts in thousands):

	2022	2021
Trade accounts payable	$38,628	$31,725
Property and other taxes payable	73,461	54,991
Deferred revenues	136,479	116,820
Accrued salaries and benefits	58,219	42,472
Interest payable	23,111	20,313
Other accrued liabilities	55,261	38,398
Total accounts payable and accrued liabilities	$385,159	$304,719

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

Other Liabilities

Other liabilities at December 31 consist of (amounts in thousands):

	2022	2021
Pension and postretirement benefits liability	$21,148	$20,061
Deferred compensation liability	29,245	31,183
Derivative liabilities	1,164	9,362
Other	13,267	11,333
Total other liabilities	$64,824	$71,939

Deferred Financing Costs

Deferred financing costs (“DFCs”) consist of loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method, and are generally presented as a reduction of the related debt liability. DFCs on the Company’s revolving credit facility and the OEG revolving credit facility are included in prepaid expenses and other assets when the related revolving credit facility has no outstanding balance. During 2022, 2021 and 2020, DFCs of $9.8 million, $8.8 million and $7.9 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations.

Noncontrolling Interests

OEG

The noncontrolling interest in consolidated joint venture for 2022 represents the minority investor’s proportionate share of the assets and liabilities of OEG, adjusted for changes in the redemption value of the related put rights. The noncontrolling interest is classified in the mezzanine section of the consolidated balance sheets as the related redemption options do not meet the requirements for permanent equity classification because these redemption options may be redeemed by the holder as described above in “OEG Transaction.”

The initial value of the noncontrolling interest in OEG, which included certain put rights, was estimated based on the purchase price received from the OEG Investor. In general, the carrying value will be based on the greater of the accumulated historical cost or the put right redemption value, and at December 31, 2022, approximates the fair value of the noncontrolling interest. An adjustment is also made for the OEG Investor’s proportionate share of income or loss in the accompanying consolidated statement of operations.

Gaylord Rockies

Until the Company’s buyout of the minority partners’ interest in the Gaylord Rockies joint venture in 2021, the noncontrolling interest in consolidated joint venture for 2021 and 2020 represents the previous minority partners’ proportionate share of the assets and liabilities of the Gaylord Rockies joint venture. An adjustment was made in 2021 and 2020 for the minority partners’ proportionate share of income or loss in the joint venture in the accompanying consolidated statements of operations.

Pursuant to the amended and restated joint venture agreements for the Gaylord Rockies joint venture, minority partners each had a put right to require the Company to purchase their joint venture interests at a defined appraised value during an annual window period, or under certain other circumstances, in consideration of cash or OP Units of the Operating Partnership. During 2020, put right holders totaling 0.5% ownership in the Gaylord Rockies joint venture exercised their put rights for $2.9 million in cash, and the remaining put right holders, totaling 2.4% ownership in the Gaylord Rockies joint venture, exercised their put rights for approximately $14.0 million in OP Units, which was equivalent to approximately 0.4 million OP Units. Such OP Units have economic terms that are substantially similar to shares of the Company’s common stock and are redeemable at the option of the holders thereof. Redemptions may be paid in cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments in accordance with the Operating Partnership’s limited partnership agreement.

OP Units

The noncontrolling interest in the Operating Partnership represents the limited partners’ proportionate share of the equity of the Operating Partnership. The noncontrolling interest is classified in the equity section of the consolidated balance sheets, separately from stockholders’ equity, as the related redemption options are redeemable for cash, or if the Company so elects, in unregistered shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. An adjustment is made for the limited partners’ proportionate share of income or loss in the accompanying consolidated statement of operations. At December 31, 2022, 0.4 million outstanding OP Units, or less than 1% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying consolidated balance sheets. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	2022	2021	2020
Hotel group rooms	$364,835	$131,404	$88,606
Hotel transient rooms	230,709	197,470	83,112
Hotel food and beverage - banquets	440,364	140,186	116,624
Hotel food and beverage - outlets	226,645	139,303	70,914
Hotel other	275,421	178,220	106,789
Entertainment admissions/ticketing	107,377	62,768	16,564
Entertainment food and beverage	89,931	51,515	21,506
Entertainment produced content	4,984	5,919	4,708
Entertainment retail and other	65,703	32,588	15,652
Total revenues	$1,805,969	$939,373	$524,475

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	2022	2021	2020
Gaylord Opryland	$424,188	$238,567	$133,333
Gaylord Palms	279,578	139,130	77,819
Gaylord Texan	307,318	180,031	111,236
Gaylord National	249,849	79,419	52,026
Gaylord Rockies	253,326	135,942	84,715
AC Hotel	10,419	5,838	3,332
Inn at Opryland	13,296	7,656	3,584
Total Hospitality segment revenues	$1,537,974	$786,583	$466,045

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee and Austin, Texas.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its Entertainment segment. At December 31, 2022 and 2021, the Company had $136.5 million and $116.8 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Of the amount outstanding at December 31, 2021, approximately $49.4 million was recognized in revenues during 2022.

Management Fees

The Company pays Marriott a base management fee of approximately 2% of revenues for the majority of properties that Marriott manages and a base management fee of approximately 3% of revenues for Gaylord Rockies, as well as an incentive fee for each managed property that is based on profitability. The Company incurred $35.1 million, $17.6 million and $10.3 million in base management fees to Marriott during 2022, 2021 and 2020, respectively. The Company incurred $13.5 million, $0.3 million and $0 in incentive fees to Marriott during 2022, 2021 and 2020, respectively. Management fees are presented in the consolidated statements of operations net of the amortization of the deferred management rights proceeds discussed further in Note 5, “Deferred Management Rights Proceeds.”

Advertising Costs

Advertising costs are expensed as incurred and were $55.1 million, $36.2 million, and $23.0 million for 2022, 2021 and 2020, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 7, “Stock Plans.” The Company accounts for its stock-based compensation plan under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”

Preopening Costs

The Company expenses the costs associated with start-up activities and organization costs associated with its development or reopening of hotels and significant attractions as incurred. The Company’s preopening costs during 2022 include costs associated with Ole Red Nashville International Airport, which was completed in May 2022. The Company’s preopening costs during 2021 include costs associated with the Gaylord Palms expansion, which was completed in April 2021. The Company’s preopening costs during 2020 include costs associated with Ole Red Orlando, which opened in June 2020, and the Gaylord Palms expansion.

Derivative Financial Instruments

The Company has entered into and may in the future enter into additional interest rate swap agreements to hedge against interest rate fluctuations. The Company does not use derivatives for trading or speculative purposes and currently does not hold any derivatives that are not designated as hedges.

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative resulting from recording each instrument at estimated fair value is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $11.6 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next twelve months.

Impairment of Long-Lived and Other Assets

In accounting for the Company’s long-lived and other assets (including its property and equipment and intangible assets), the Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.

Recoverability of property and equipment and definite-lived intangible assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the excess of the assets’ carrying amount over their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available.

The Company recorded no impairment losses during 2022, 2021 or 2020.

Income (Loss) Per Share

Income (loss) per share is measured as basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding after considering the effect of conversion of dilutive instruments, calculated using the treasury stock method or if-converted method, as applicable. Net income (loss) per share amounts are calculated as follows for the years ended December 31 (income (loss) and share amounts in thousands):

	2022	2021	2020
Numerator:
Net income (loss) available to common shareholders	$128,993	$(176,966)	$(417,391)

Denominator:
Weighted average shares outstanding - basic	55,140	55,047	54,962
Effect of dilutive stock-based compensation	237	—	—
Weighted average shares outstanding - diluted	55,377	55,047	54,962

Basic income (loss) per share available to common stockholders	$2.34	$(3.21)	$(7.59)
Diluted income (loss) per share available to common stockholders	$2.33	$(3.21)	$(7.59)

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

As more fully discussed above in “OEG Transaction,” the OEG Investor will have certain put rights (the “OEG Put Rights”) to require the Company to purchase the OEG Investor’s equity interest in OEG, which the Company may pay in cash or Company stock, at the Company’s option. The Company calculated potential dilution for the OEG Put Rights based on the if-converted method, which assumes the OEG Put Rights were converted to Company stock on the first day of the period or the date of issuance. For 2022, the effect of the OEG Put Rights was the equivalent of 1.9 million shares of Company common stock outstanding. Because the OEG Put Rights were anti-dilutive for 2022, such incremental shares were excluded from the computation of dilutive earnings per share.

As discussed above, certain minority partners in the Gaylord Rockies joint venture each had a put right to require the Company to purchase their joint venture interests in the Gaylord Rockies joint venture in consideration of cash or OP Units of the Operating Partnership. These put rights were exercised in 2020. The OP Units held by the noncontrolling interest holders have been excluded from the denominator of the diluted loss per share calculation for 2022, 2021 and 2020 as there would be no effect on the calculation of diluted earnings per share because the income (loss) attributable to the OP Units held by the noncontrolling interest holders would also be added (subtracted) to derive net income (loss) available to common shareholders.

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

Newly Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The guidance in ASU 2020-04 is optional, effective immediately, and may be elected over time as reference rate reform activities occur generally through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which extends the transition period for the shift from LIBOR to December 2024. During 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of this guidance and may apply other elections as applicable as additional market changes occur.

2. Property and Equipment

Property and equipment at December 31 is recorded at cost, with the exception of right-of-use finance leases and assets acquired in an acquisition, and summarized as follows (amounts in thousands):

	2022	2021
Land and land improvements	$443,469	$378,598
Buildings	3,785,968	3,601,974
Furniture, fixtures and equipment	1,015,078	981,589
Right-of-use finance lease assets	1,613	1,613
Construction-in-progress	50,312	14,337
	5,296,440	4,978,111
Accumulated depreciation and amortization	(2,124,732)	(1,946,267)
Property and equipment, net	$3,171,708	$3,031,844

Depreciation expense, including amortization of assets under finance lease obligations, during 2022, 2021 and 2020 was $184.7 million, $178.8 million, and $173.3 million, respectively.

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

Upon receipt in 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on their effective interest rates of 8.04% and 11.42%, respectively, and recorded the notes receivable at their discounted values of $93.8 million and $38.3 million, respectively. The Company records the amortization of discount on these notes receivable as interest income over the terms of the notes. The Company is currently holding the bonds, which have aggregate carrying values and approximate fair values of $67.6 million and $71.2 million at December 31, 2022 and 2021, respectively, net of a credit loss reserve of $38.0 million at each period. The Company is receiving the debt service on the notes receivable, which are payable from tax increments, hotel taxes and special hotel rental taxes generated from the development through the maturity date. The Company’s estimate of credit loss reserves is sensitive to the significant assumptions, which include the projections of hotel taxes (which are based on expected hotel revenues) and property taxes, both of which are affected by expectations about future market and economic conditions, particularly those in the Washington D.C. market. These assumptions are based on Level 3 inputs. Further, such assumptions are judgmental as the bonds and related projected cash flows continue for an extended period of time through 2037 and include uncertainty of the impact of the COVID-19 pandemic.

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

In the first quarter of 2020, in accordance with the adoption of ASU No. 2016-13, as discussed in Note 1, the Company recorded an initial transition adjustment of $5.2 million and has since performed its quarterly assessment of credit losses under the new standard, which considers the estimate of projected tax revenues that will service the bonds over its remaining term. These tax revenue projections were updated each quarter in connection with the Company’s preparation of its quarterly financial statements as a result of the closure of Gaylord National during the COVID-19 pandemic and to reflect updated industry projections as to future anticipated operations of the hotel. As a result of these reduced tax revenue projections over the remaining life of the bonds, the Company increased its credit loss reserve by $38.0 million in 2020, which includes the initial transition adjustment. At December 31, 2022 and 2021, the Series B Bond is fully reserved. The Series A Bond is of higher priority than other tranches which fall between the Company’s two issuances.

During 2022, 2021 and 2020, the Company recorded interest income of $5.3 million, $5.5 million and $6.2 million, respectively, on these bonds. The Company received payments of $9.1 million, $6.4 million and $8.8 million during 2022, 2021 and 2020, respectively, relating to these notes receivable, which include principal and interest payments. At each of December 31, 2022 and 2021, before consideration of the credit loss reserve, the Company had accrued interest receivable related to these bonds of $41.0 million.

4. Debt

The Company’s debt and finance lease obligations at December 31 consisted of (amounts in thousands):

	2022	2021
$700M Revolving Credit Facility	$—	$190,000
$300M Term Loan A	—	300,000
$500M Term Loan B	371,250	376,250
$600M Senior Notes	600,000	600,000
$700M Senior Notes	700,000	700,000
$800M Gaylord Rockies Term Loan	800,000	800,000
$300M OEG Term Loan (Note 2)	299,250	—
$65M OEG Revolver (Note 2)	—	—
Block 21 CMBS Loan	134,636	—
Finance lease obligations	685	884
Unamortized deferred financing costs	(30,482)	(32,203)
Unamortized premium (discount)	(12,747)	1,888
Total debt	$2,862,592	$2,936,819

At December 31, 2022, there were no defaults under the covenants related to the Company’s outstanding debt.

Annual maturities of long-term debt, excluding finance lease obligations, are as follows (amounts in thousands):

						Years
	2023	2024	2025	2026	2027	Thereafter	Total
$700M Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$—
$500M Term Loan B	5,000	366,250	—	—	—	—	371,250
$600M 4.50% Senior Notes	—	—	—	—	—	600,000	600,000
$700M 4.75% Senior Notes	—	—	—	—	700,000	—	700,000
$800M Gaylord Rockies Term Loan (1)	800,000	—	—	—	—	—	800,000
$300M OEG Term Loan	3,000	3,000	3,000	3,000	3,000	284,250	299,250
$65M OEG Revolver	—	—	—	—	—	—	—
Block 21 CMBS Loan	2,765	2,904	3,094	125,873	—	—	134,636
Total	$810,765	$372,154	$6,094	$128,873	$703,000	$884,250	$2,905,136
(1)	$800 Million Gaylord Rockies Term Loan includes three, one-year extension options, subject to certain requirements.

Credit Facility

In October 2019, the Company entered into a Sixth Amended and Restated Credit Agreement (the “Base Credit Agreement”) among the Company, as guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, which amended and restated the Company’s prior credit facility. As amended, the Company’s credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), prior to its repayment in June 2022, a $300.0 million senior secured term loan A (the “Term Loan A”), and a $500.0 million senior secured term loan B (the “Term Loan B”), each as discussed below. In 2020, the Company entered into three amendments (the “2020 Amendments”) to the Base Credit Agreement among the same parties, as discussed below. Additionally, the Company further amended the Base Credit Agreement in May 2021 and October 2021 to permit an acquisition during the Base Credit Agreement’s restricted period (as defined below) and an associated assumption of indebtedness, subject to certain conditions (such amendments, together with the 2020 Amendments, the “Amendments”; the Base Credit Agreement, as amended by the Amendments, the “Existing Credit Agreement”; the Existing Credit Amendment, as amended by the Fifth Amendment (as hereinafter defined), the “Credit Agreement”).

Each of the Revolver and Term Loan B is guaranteed by the Company, each of the Company’s subsidiaries that own the Gaylord Hotels properties, other than Gaylord Rockies, and certain other of the Company’s subsidiaries. Each is secured by (i) a first mortgage lien on the real property of each of the Gaylord Hotels properties, excluding Gaylord Rockies, (ii) pledges of equity interests in the Company’s subsidiaries that own the Gaylord Hotels properties, excluding Gaylord Rockies, (iii) pledges of equity interests in the Operating Partnership, the subsidiaries that guarantee the Credit Agreement, and certain other of the Company’s subsidiaries, (iv) the personal property of the Company, the Operating Partnership and the subsidiaries that guarantee the Credit Agreement and (v) all proceeds and products from the Company’s Gaylord Hotels properties, excluding Gaylord Rockies. Advances are subject to a 55% borrowing base, based on the appraisal value of the Gaylord Hotels properties (reduced to 50% in the event one of the Gaylord Hotels properties is sold), in each case, excluding Gaylord Rockies. Assets of Gaylord Rockies are not subject to the liens of the credit facility.

Each of the Revolver and Term Loan B contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.

The Amendments provided for a waiver of the Credit Agreement’s financial covenants (the “Compliance Covenants”) through March 31, 2022 (the “Temporary Waiver Period”) and modified certain covenants through June 30, 2022. In addition, the Amendments contain a covenant that the Company must maintain unrestricted liquidity (in the form of unrestricted cash on hand or undrawn availability under the Revolver) of at least $100 million. In the event the Company is unable to comply with the Credit Agreement’s Compliance Covenants at any time, it expects to further amend the Credit Agreement or take other mitigating actions prior to a potential breach.

Beginning with the quarter ended June 30, 2022, the Company calculates compliance with the Compliance Covenants in the Credit Agreement using a designated annualized calculation based on the Company’s most recently completed fiscal quarter. Beginning with the quarter ended September 30, 2022, the Company is required to satisfy Compliance Covenants at the levels set forth in the Credit Agreement using a designated annualized calculation based on the Company’s most recently completed fiscal quarters, as applicable. Pursuant to the Amendments, the Company was required to use any proceeds from borrowings drawn until it demonstrated financial covenant compliance following the expiration of the Temporary Waiver Period (the “Restricted Period”) to fund operating expenses, debt service of the Company and its subsidiaries, and permitted capital expenditures and investments. The Company demonstrated such compliance in May 2022 and thereby ended the Restricted Period; thereafter, we are required to satisfy the Compliance Covenants as set forth in the Credit Agreement.

On April 4, 2022, the Company entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement, among the Company, as a guarantor, its subsidiary RHP Hotel Properties, LP, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The Fifth Amendment provides for certain amendments to the Credit Agreement, each of which was effective upon the closing of the OEG Transaction. These amendments include, among others, the exclusion of OEG from negative covenants and certain restrictions related to certain equity issuances, investments, acquisitions, dispositions and indebtedness; changes to certain financial covenant requirements through December 2022; and a requirement that, following January 1, 2023, the Company satisfy the Compliance Covenants currently provided for in the Credit Agreement.

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

$700 Million Revolving Credit Facility

The maturity of the Revolver is March 31, 2024, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus the applicable margin ranging from 1.40% to 1.95%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. At December 31, 2022, the interest rate on LIBOR-based borrowings under the Revolver is LIBOR plus 1.55%. Principal is payable in full at maturity.

$300 Million Term Loan A

The original maturity date of the Term Loan A was March 31, 2025. Borrowings bore interest at an annual rate equal to, at the Company’s option, either (i) LIBOR plus the applicable margin ranging from 1.35% to 1.90%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set in the Credit Agreement. As discussed below, in June 2022, we paid off the Term Loan A with proceeds from the OEG Term Loan.

$500 Million Term Loan B

The Term Loan B has a maturity of May 11, 2024. The applicable interest rate margins for borrowings under the Term Loan B are, at the Company’s option, either (i) LIBOR plus 2.00% or (ii) a base rate as set in the Credit Agreement. At December 31, 2022, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, the Company entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate at rates between 1.2235% and 1.2315%, through May 11, 2023. The Company has designated these swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year there is Excess Cash Flow (as defined in the Credit Agreement), payment of an additional principal payment is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed.

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

The net proceeds from the issuance of the $600 Million 4.50% Senior Notes totaled approximately $591 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used a significant portion of these proceeds to tender and redeem its previous $400 million 5% senior notes and to repay all of the amounts outstanding under the Revolver at that time. The Company used the remaining net proceeds for general corporate purposes.

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

The net proceeds from the issuance of the $500 Million 4.75% Senior Notes totaled approximately $493 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used substantially all of these proceeds to tender and redeem its previous $350 million 5% senior notes and to repay a portion of the amounts then outstanding under the Revolver.

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

The net proceeds of the additional 2027 notes totaled approximately $199 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used substantially all of these proceeds to repay a portion of the amounts then outstanding under the Revolver.

The $700 Million 4.75% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.563%, 102.375%, 101.188%, and 100.00% beginning on October 15 of 2022, 2023, 2024, and 2025, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

The Company completed a registered offer to exchange the $700 Million 4.75% Senior Notes for registered notes with substantially identical terms as the $700 Million 4.75% Senior Notes in July 2020.

$800 Million Gaylord Rockies Term Loan

In July 2019, Aurora Convention Center Hotel, LLC and Aurora Convention Center Hotel Lessee, LLC, the entities that comprise Gaylord Rockies, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced Gaylord Rockies’ previous $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility, matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bears interest at LIBOR plus 2.50%. Simultaneous with closing, Gaylord Rockies entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. Additionally, the Company has entered into an additional interest rate swap to fix the LIBOR portion of the interest rate at 3.3410% for the fourth year of the loan. The Company has designated these interest rate swaps as effective cash flow hedges.

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

In June 2020, the Loan Parties entered into Amendment No. 1 (the “Loan Amendment”) to the Gaylord Rockies Loan, by and among the Loan Parties, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto. The Loan Amendment modified the Gaylord Rockies Loan to (i) provide for the ability to use cash for certain purposes, even during a Cash Sweep Period (as defined in the Loan Agreement), which Gaylord Rockies is in beginning in July 2020 through December 2022, (ii) extend the deadline for the Company to commence construction of an expansion to Gaylord Rockies, and (iii) provide favorable changes to the debt service coverage ratio provisions. The Loan Amendment includes restrictions on distributions to the Company’s subsidiaries that own Gaylord Rockies and requires a certain level of equity financing for a Gaylord Rockies expansion.

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

The Block 21 CMBS Loan contains customary financial covenants and other restrictions, including sponsor net worth and liquidity requirements, and debt service coverage ratio targets that Block 21 must meet in order to avoid a “Trigger Period,” the occurrence of which does not constitute a default. Block 21 was in a Trigger Period as of the date of its purchase by the Company and remains as such as of December 31, 2022. During the Trigger Period, any cash generated by Block 21 in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves will not be distributed to Block 21.

In connection with the purchase of Block 21, the Company provided (i) limited guarantees to the Block 21 lenders under the Block 21 CMBS Loan via a guaranty agreement, a guaranty of completion agreement and an environmental indemnity, and (2) a letter of credit drawable by the Block 21 lenders in the event of a default of the Block 21 CMBS Loan.

Interest Rate Derivatives

The Company has entered into interest rate swaps to manage interest rate risk associated with the Term Loan B, the Gaylord Rockies Loan and the OEG Term Loan. Each swap has been designated as a cash flow hedge whereby the Company receives variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount.

The estimated fair values of the Company’s derivative financial instruments at December 31 are as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	December 31,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2022	2021
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	$1,096	$(733)
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	1,096	(733)
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$ 87,500	1,096	(733)
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	$ 87,500	1,093	(742)
Gaylord Rockies Term Loan	Interest Rate Swap	1.6500%	1-month LIBOR	August 1, 2022	$ 800,000	-	(6,421)
Gaylord Rockies Term Loan	Interest Rate Swap	3.3410%	1-month LIBOR	August 1, 2023	$ 800,000	6,969	-
OEG Term Loan	Interest Rate Swap	4.5330%	3-month SOFR	December 18, 2025	$ 100,000	(1,164)	-
						$10,186	$(9,362)

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

The effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31 is as follows (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in OCI		Reclassified from	Reclassified from Accumulated
	on Derivative		Accumulated OCI	OCI into Income (Expense)
	2022	2021	into Income (Expense)	2022	2021
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$16,007	$1,955	Interest expense	$(3,541)	$(16,501)
Total derivatives	$16,007	$1,955		$(3,541)	$(16,501)

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for 2022, 2021 and 2020 was $148.4 million, $125.3 million and $115.8 million, respectively.

At December 31, 2022, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.2 million. As of December 31, 2022, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $1.2 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

6. Leases

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which Gaylord Palms is located; building or land leases for Ole Red Gatlinburg, Ole Red Orlando, Ole Red Tishomingo, Ole Red Nashville International Airport and Ole Red Las Vegas; and various warehouse, general office and other equipment leases. The Gaylord Palms land lease has a term through 2074, which may be extended through January 2101, at the Company’s discretion. The leases for Ole Red locations range from five to ten years, with renewal options ranging from five to fifty-five years, at the Company’s discretion. Extension options are not considered reasonably assured and thus are not included in the Company’s calculation of its right-of-use assets and liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The terms of the Gaylord Palms lease include variable lease payments based upon net revenues at Gaylord Palms and certain other of the Company’s leases include rental payments adjusted periodically for inflation. The Company recorded $3.0 million, $1.8 million and $0.7 million of contingent rental expense related to Gaylord Palms in 2022, 2021 and 2020, respectively.

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

The Company’s lease cost for the years ended December 31 is as follows (in thousands):

	2022	2021	2020
Operating lease cost	$15,694	$13,199	$12,016
Finance lease cost:
Amortization of right-of-use assets	122	146	149
Interest on lease liabilities	33	39	48
Net lease cost	$15,849	$13,384	$12,213

Future minimum lease payments under non-cancelable leases at December 31, 2022 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$7,357	$199
Year 2	8,907	46
Year 3	8,907	46
Year 4	9,000	46
Year 5	8,931	46
Years thereafter	565,132	476
Total future minimum lease payments	608,234	859
Less amount representing interest	(482,475)	(174)
Total present value of minimum payments	$125,759	$685

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	44.2	years
Finance leases	11.9	years
Weighted-average discount rate:
Operating leases	7.0%
Finance leases	4.0%

7. Stock Plans

The Company’s 2016 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to its directors, employees and consultants. At December 31, 2022, approximately 0.7 million shares of common stock remained available for issuance pursuant to future grants of awards under the Plan.

Restricted stock units granted to employees vest one to four years from the date of grant, subject to any applicable performance targets, and restricted stock units granted to non-employee directors vest one year from the date of grant, unless the recipient chooses to defer the vesting for a period of time. Depending on the type of award, the fair value of restricted stock units is determined either based on the market price of the Company’s stock at the date of grant or based on a Monte-Carlo valuation. Forfeitures are estimated based on historical experience. The Company generally records compensation expense equal to the fair value of each restricted stock unit granted over the vesting period. The weighted-average grant-date fair value of restricted stock units granted during 2022, 2021, and 2020 was $82.66, $73.96, and $84.26, respectively.

A summary of the status of the Company’s restricted stock units as of December 31, 2022 and changes during the year ended December 31, 2022, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested shares at January 1, 2022	561,216	$78.02
Granted	191,389	82.66
Vested	(144,777)	87.13
Canceled	(22,817)	75.99
Nonvested shares at December 31, 2022	585,011	77.33

The fair value of all restricted stock units that vested during 2022, 2021 and 2020 was $12.9 million, $10.6 million and $4.9 million, respectively.

At December 31, 2022, there was $23.8 million of total unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $15.0 million, $12.1 million, and $8.7 million for 2022, 2021, and 2020, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $3.5 million, $2.9 million, and $2.1 million for 2022, 2021, and 2020, respectively.

The actual tax benefit (expense) realized from exercise, vesting or cancellation of the stock-based employee compensation arrangements during 2022, 2021, and 2020 totaled $0.5 million, $0.4 million, and $(0.7) million, respectively, and is reflected as an adjustment to deferred tax liabilities in the accompanying consolidated balance sheets.

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

As a result of increased lump-sum distributions from the retirement plan during 2022, 2021 and 2020, net settlement losses of $1.9 million, $1.4 million and $1.7 million were recognized in 2022, 2021 and 2020, respectively. These settlement losses have been classified as other gains and (losses), net in the accompanying consolidated statements of operations.

The following table sets forth the funded status of the retirement plan at December 31 (amounts in thousands):

	2022	2021
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$76,680	$86,748
Interest cost	2,253	1,715
Actuarial gain	(11,086)	(4,547)
Benefits paid	(6,925)	(7,236)
Benefit obligation at end of year	60,922	76,680
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	72,486	71,221
Actual return on plan assets	(13,292)	8,202
Employer contributions	—	299
Benefits paid	(6,925)	(7,236)
Fair value of plan assets at end of year	52,269	72,486
Funded status and accrued pension cost	$(8,653)	$(4,194)

Net periodic pension (income) expense reflected in other gains and (losses), net in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2022	2021	2020
Interest cost	$2,253	$1,715	$1,969
Expected return on plan assets	(3,701)	(4,253)	(4,101)
Amortization of net actuarial loss	667	689	1,004
Net settlement loss	1,894	1,379	1,740
Total net periodic pension (income) expense	$1,113	$(470)	$612

Assumptions

The assumptions used to determine the benefit obligation at December 31 are as follows:

	2022	2021	2020
Discount rate	4.85%	2.42%	1.95%
Rate of compensation increase	N/A	N/A	N/A

The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2022	2021	2020
Discount rate	3.33%	2.13%	2.40%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.00%	6.00%	6.50%

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

The allocation of the defined benefit pension plan’s assets at December 31 is as follows (amounts in thousands):

Asset Class	2022	2021
Cash	$1,015	$935
Mutual funds	51,254	71,551
Total	$52,269	$72,486

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

Expected Contributions and Benefit Payments

The Company does not expect to be required to contribute to its defined benefit pension plan in 2023. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2023	$7,242
2024	4,740
2025	6,586
2026	5,323
2027	6,174
2028 - 2032	24,491

Other Information

The Company also maintains non-qualified pension plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded, and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2022, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $11.1 million.

The Company’s obligation related to its qualified and non-qualified pension plans of $19.8 million and $18.4 million at December 31, 2022 and 2021, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The change in the deferred net loss related to the Company’s retirement plans during 2022, 2021 and 2020 resulted in an increase (decrease) in equity of $(0.6) million, $9.9 million and $(2.3) million, respectively. Each of these adjustments to equity due to the change in the minimum liability is included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity (deficit) and noncontrolling interest.

The combined net loss, amortization of net loss, and new prior service credit and amortization of prior service credit recognized in other comprehensive income (loss) for the years ended December 31, 2022 and 2021 was $(0.6) million and $9.9 million, respectively. Included in accumulated other comprehensive loss at December 31, 2022 and 2021 are unrecognized actuarial losses of $26.7 million and $26.1 million ($20.0 million and $19.3 million net of tax), respectively, that have not yet been recognized in net periodic pension expense. Net losses are amortized into net periodic pension expense based on the life expectancy of plan participants expected to receive benefits, using a corridor approach based on the greater of projected benefit obligation or fair value of plan assets.

9. Equity

Dividends

During 2020, the Company’s board of directors declared a first quarter dividend of $0.95 per share of common stock, or an aggregate of $52.2 million in cash. Following the payment of the first quarter 2020 cash dividend, the Company suspended its regular quarterly dividend payments due to the COVID-19 pandemic. In September 2022, the Company reinstated its cash dividend, and the Company’s board of directors has subsequently declared total 2022 dividends in the amount of $0.35 per share of common stock or an aggregate of $19.4 million in cash.

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

Treasury Stock

On December 18, 2008, following approval by the Human Resources Committee and the Board of Directors, the Company and the Company’s Chairman of the Board of Directors and Chief Executive Officer (“Executive”) entered into an amendment to Executive’s employment agreement. The amendment provided Executive with the option of making an irrevocable election to invest his existing Supplemental Employee Retirement Plan (“SERP”) benefit in Company common stock, which election Executive subsequently made. The investment was made by a rabbi trust in which, during January 2009, the independent trustee of the rabbi trust purchased shares of Company common stock in the open market in compliance with applicable law. Executive is only entitled to a distribution of the Company common stock held by the rabbi trust in satisfaction of his SERP benefit. As such, the Company believes that the ownership of shares of common stock by the rabbi trust and the distribution of those shares to Executive in satisfaction of his SERP benefit meets the requirements necessary so that the Company will not recognize any increase or decrease in expense as a result of subsequent changes in the value of the Company common stock, and the purchased shares are treated as treasury stock and the SERP benefit is included in additional paid-in capital in the Company’s accompanying consolidated financial statements. The increase in treasury stock for a particular year represents dividends received on shares of Company common stock held by the rabbi trust.

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

No shares were issued under the ATM Agreement during 2022 or 2021.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component consisted of the following (amounts in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2019	$(23,916)	$(5,877)	$1,634	$(28,159)
Losses arising during period	(2,901)	—	(39,958)	(42,859)
Amounts reclassified from accumulated other comprehensive loss	194	210	10,505	10,909
Net other comprehensive income (loss)	(2,707)	210	(29,453)	(31,950)
Transition adjustment related to adoption of ASU 2016-13	—	2,158	—	2,158
Balance, December 31, 2020	$(26,623)	$(3,509)	$(27,819)	$(57,951)
Gains arising during period	10,314	—	1,955	12,269
Amounts reclassified from accumulated other comprehensive loss	(110)	211	16,501	16,602
Net other comprehensive income	10,204	211	18,456	28,871
Balance, December 31, 2021	$(16,419)	$(3,298)	$(9,363)	$(29,080)
Gains (losses) arising during period	(1,428)	—	16,007	14,579
Amounts reclassified from accumulated other comprehensive loss	(174)	211	3,541	3,578
Net other comprehensive income (loss)	(1,602)	211	19,548	18,157
Balance, December 31, 2022	$(18,021)	$(3,087)	$10,185	$(10,923)

10. Income Taxes

The Company has elected to be taxed as a REIT effective January 1, 2013, pursuant to the U.S. Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that it distributes to its stockholders. The Company pays federal and state corporate income taxes on earnings of its taxable REIT subsidiaries (“TRSs”).

The income tax provision for continuing operations consists of the following (amounts in thousands):

	2022	2021	2020
CURRENT:
Federal	$(21,936)	$126	$(101)
State	(8,595)	(1,077)	(457)
Total current provision	(30,531)	(951)	(558)
DEFERRED:
Federal	(9,115)	(3,646)	(13,565)
State	871	(360)	(12,961)
Total deferred provision	(8,244)	(4,006)	(26,526)
Total provision for income taxes	$(38,775)	$(4,957)	$(27,084)

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

	2022	2021	2020
Ordinary income	$0.28	$—	$—
Capital gains	0.07	—	0.05
Return of capital	—	—	1.80
	$0.35	$—	$1.85

The differences between the income tax provision calculated at the statutory U.S. federal income tax rate of 21% and the actual income tax provision recorded for continuing operations are as follows (amounts in thousands):

	2022	2021	2020
Statutory federal income tax (provision) benefit	$(36,482)	$39,868	$91,085
Adjustment for nontaxable income of the REIT	3,565	(16,379)	(33,116)
Adjustment for noncontrolling interest in consolidated joint venture	—	(1,834)	(5,010)
State tax (provision) benefit (net of federal taxes)	(13,597)	8,581	5,876
Permanent share-based compensation adjustment	440	329	(579)
Other permanent items	(365)	(281)	(200)
Change in federal valuation allowance	1,914	(25,698)	(65,368)
Change in state valuation allowance (net of federal taxes)	5,873	(9,264)	(19,293)
Other	(123)	(279)	(479)
	$(38,775)	$(4,957)	$(27,084)

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2022	2021
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$26,293	$26,340
Defined benefit plan	2,215	1,074
Deferred management rights proceeds	42,875	43,009
Federal and State net operating loss carryforwards	97,832	105,484
Tax credits and other carryforwards	5,182	1,484
Other assets	5,124	4,477
Total deferred tax assets	179,521	181,868
Valuation allowance	(118,015)	(125,387)
Total deferred tax assets, net of valuation allowance	61,506	56,481
DEFERRED TAX LIABILITIES:
Property and equipment, net	67,744	57,035
Investment in joint ventures	518	101
Other liabilities	6,159	4,016
Total deferred tax liabilities	74,421	61,152
Net deferred tax liabilities	$(12,915)	$(4,671)

TRS federal net operating loss carryforwards at December 31, 2022 totaled $349.0 million, resulting in a deferred tax asset of $73.3 million. Of the total TRS federal net operating loss carryforwards, $22.2 million were created prior to 2018 and can be used to offset 100% of taxable income in the future. These federal net operating loss carryforwards will expire between 2034 and 2037. The remaining $326.8 million of federal net operating loss carryforwards have no expiration date and can be used to offset 80% of taxable income in the future. All available federal operating loss carryforwards at the REIT were used to reduce taxable REIT income subject to distribution in 2022. As a result, the REIT has no federal net operating losses as of December 31, 2022. The use of certain federal net operating losses, credits and other deferred tax assets is limited to the Company’s future taxable earnings. As a result, a valuation allowance has been provided for certain federal deferred tax assets. The valuation allowance related to federal deferred tax assets increased (decreased) $(1.6) million, $23.0 million and $65.9 million in 2022, 2021 and 2020, respectively.

State net operating loss carryforwards at December 31, 2022 totaled $494.0 million, resulting in a deferred tax benefit of $24.6 million, which will expire between 2024 and 2037. The use of certain state net operating losses, credits and other state deferred tax assets is limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The valuation allowance related to state deferred tax assets increased (decreased) $(5.8) million, $4.7 million and $19.4 million in 2022, 2021 and 2020, respectively.

The Company has concluded IRS examinations of the TRS through the 2015 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2018. However, the Company has state net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company is routinely subject to other various jurisdictional income tax audits; however, there were no outstanding state or local audits at December 31, 2022. In addition, the Company has evaluated the effects of the Inflation Reduction Act and believes that it has no material effect on the Company’s financial statements.

At December 31, 2022 and 2021, the Company had no accruals for unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2022 and 2021, the Company has accrued no interest or penalties related to uncertain tax positions.

11. Commitments and Contingencies

In April 2019, a subsidiary of the Company acquired a 50% equity interest in Circle and has made capital contributions of $31.0 million through December 31, 2022. In addition, the Company intends to contribute up to an additional $12.2 million through December 31, 2023 for working capital needs.

The Company entered into a tax protection agreement in connection with the December 31, 2018 purchase of additional interests in the Gaylord Rockies joint venture, which will generally require the Company to, among other things, indemnify certain minority partners that were members of the Gaylord Rockies joint venture for 50% of any income taxes incurred by them as a result of a direct or indirect sale or other disposition of the Gaylord Rockies joint venture, within seven years of closing, and for 100% of any income taxes incurred by them as a result of the failure to comply with certain obligations related to nonrecourse liability allocations and debt guarantee opportunities for the purpose of protecting such parties’ tax bases.

In connection with the purchase of Block 21, the Company provided (i) limited guarantees to the Block 21 lenders under the Block 21 CMBS Loan via a guaranty agreement, a guaranty of completion agreement and an environmental indemnity, and (ii) a letter of credit drawable by the Block 21 lenders in the event of a default of the Block 21 CMBS Loan.

The Company is self-insured up to a stop loss for certain losses relating to workers’ compensation claims and general liability claims through September 30, 2012, and for certain losses related to employee medical benefits through December 31, 2012. The Company’s insurance program subsequently transitioned to a low or no deductible program. As of January 1, 2022, the Company again became self-insured for certain losses related to employee medical benefits. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims relating to workers’ compensation, employee medical benefits and general liability for which it is self-insured.

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

The Company’s assets and liabilities that are required to be measured at fair value on a recurring basis at December 31, were as follows (in thousands):

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$29,245	$29,245	$—	$—
Variable to fixed interest rate swaps	11,350	—	11,350	—
Total assets measured at fair value	$40,595	$29,245	$11,350	$—

Variable to fixed interest rate swaps	$1,164	$—	$1,164	$—
Total liabilities measured at fair value	$1,164	$—	$1,164	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$31,183	$31,183	$—	$—
Total assets measured at fair value	$31,183	$31,183	$—	$—

Variable to fixed interest rate swaps	$9,362	$—	$9,362	$—
Total liabilities measured at fair value	$9,362	$—	$9,362	$—

The remainder of the assets and liabilities held by the Company at December 31, 2022 are not required to be measured at fair value, and the carrying values of these assets and liabilities approximate fair value, except as described below.

As discussed in Note 4, “Debt,” the Company has outstanding $600.0 million in aggregate principal amount of the $600 Million 4.50% Senior Notes. The carrying value of these notes at December 31, 2022 was $591.8 million, net of unamortized DFCs. The fair value of these notes, based upon quoted market prices (Level 1), was $522.5 million at December 31, 2022.

As discussed in Note 4, “Debt,” the Company has outstanding $700.0 million in aggregate principal amount of the $700 Million 4.75% Senior Notes. The carrying value of these notes at December 31, 2022 was $693.7 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $638.0 million at December 31, 2022.

See the “Block 21 Transaction” section of Note 1 for additional disclosures related to the fair value measurements used in accounting for the purchase of Block 21.

13. Financial Reporting By Business Segments

The Company’s continuing operations are organized into the following principal business segments:

●	Hospitality, which includes the Gaylord Hotels properties, the Inn at Opryland and the AC Hotel;
●	Entertainment, which includes the OEG business, specifically, the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Block 21, the Company’s investment in Circle, and the Company’s Nashville-based attractions; and
●	Corporate and Other, which includes the Company’s corporate expenses.

The following information (amounts in thousands) is derived directly from the segments’ internal financial reports used for corporate management purposes.

	2022	2021	2020
Revenues:
Hospitality	$1,537,974	$786,583	$466,045
Entertainment	267,995	152,790	58,430
Corporate and Other	—	—	—
Total	$1,805,969	$939,373	$524,475

Depreciation and amortization:
Hospitality	$189,375	$203,675	$198,073
Entertainment	18,420	14,655	14,371
Corporate and Other	821	2,027	2,638
Total	$208,616	$220,357	$215,082

Operating income (loss):
Hospitality	$310,924	$(38,013)	$(204,868)
Entertainment	61,030	20,382	(34,242)
Corporate and Other	(43,803)	(40,624)	(31,433)
Preopening costs	(532)	(737)	(1,665)
Gain (loss) on sale of assets	(469)	317	1,161
Credit loss on held-to-maturity securities (1)	—	—	(32,784)
Total operating income (loss)	327,150	(58,675)	(303,831)

Interest expense	(148,406)	(125,347)	(115,783)
Interest income	5,750	5,685	7,304
Loss on extinguishment of debt	(1,547)	(2,949)	—
Loss from unconsolidated joint ventures (2)	(10,967)	(8,963)	(6,451)
Other gains and (losses), net	1,743	405	(14,976)
Income (loss) before income taxes	$173,723	$(189,844)	$(433,737)

(1) Credit loss on held-to-maturity securities for 2020 relates to the Hospitality segment.

(2)	Loss from unconsolidated joint ventures relates to the Entertainment segment.

	December 31,	December 31,
	2022	2021
Identifiable assets:
Hospitality	$3,314,444	$3,266,679
Entertainment	502,913	214,270
Corporate and Other	223,266	99,576
Total identifiable assets	$4,040,623	$3,580,525

The following table represents the capital expenditures by segment for the years ended December 31 (amounts in thousands):

	2022	2021	2020
Hospitality	$70,406	$73,199	$146,654
Entertainment	18,767	3,560	13,697
Corporate and other	347	667	5,112
Total capital expenditures	$89,520	$77,426	$165,463

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses/Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Credit loss reserve on notes receivable:
Year ended December 31, 2022	$37,962	$-	$-	$37,962
Year ended December 31, 2021	$37,962	$-	$-	$37,962
Year ended December 31, 2020	$-	$37,962	$-	$37,962

Valuation allowance for deferred tax assets:
Year ended December 31, 2022	$125,387	$-	$(7,372)	$118,015
Year ended December 31, 2021	$97,700	$27,687	$-	$125,387
Year ended December 31, 2020	$12,387	$85,313	$-	$97,700

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(Amounts in thousands)

				Costs
		Initial Cost to Company		Capitalized	Gross Amount at End of Year				Date Acq/	Depr Life
	Encmbr	Land	Bldgs & Impr	Subs to Acq	Land	Bldgs & Impr	Total (3)	Acc Depr	Constr	(yrs)
Gaylord Opryland	(1)	$11,482	$77,125	$693,879	$70,885	$711,601	$782,486	$435,124	1983	20-40
Gaylord Palms	(1)	21,564	314,661	200,518	39,193	497,550	536,743	214,650	2002	20-40
Gaylord Texan	(1)	21,235	388,030	189,543	49,482	549,326	598,808	233,419	2004	20-40
Gaylord National	(1)	43,212	840,261	67,145	47,609	903,009	950,618	321,543	2008	20-40
Gaylord Rockies	(2)	53,374	760,898	9,143	58,856	764,559	823,415	92,689	2018	20-40
Inn at Opryland	—	2,675	7,248	20,084	3,347	26,660	30,007	12,621	1998	20-40
AC Hotel	—	9,079	17,340	3,782	9,099	21,102	30,201	4,286	2014	20-40
Miscellaneous	—	43,337	6,717	8,591	53,439	5,206	58,645	13,501	N/A	20-40
	—	$205,958	$2,412,280	$1,192,685	$331,910	$3,479,013	$3,810,923	$1,327,833

	2022	2021	2020
Investment in real estate:
Balance at beginning of year	$3,792,011	$3,642,007	$3,615,025
Other acquisitions	—	22,227	—
Improvements	23,034	146,030	27,911
Disposals	(4,122)	(2,058)	(929)
Other deductions (4)	—	(16,195)	—
Balance at end of year	$3,810,923	$3,792,011	$3,642,007

Accumulated depreciation:
Balance at beginning of year	$1,229,727	$1,140,564	$1,044,689
Depreciation	99,533	99,104	96,263
Disposals	(1,427)	(1,346)	(388)
Other deductions (4)	—	(8,595)	—
Balance at end of year	$1,327,833	$1,229,727	$1,140,564
(1)	Pledged as collateral under the Company’s credit facility. At December 31, 2022, $381.7 million in borrowings and letters of credit were outstanding under such facility.
(2)	Pledged as collateral under the Gaylord Rockies term loan. At December 31, 2022, $800.0 million in borrowings were outstanding under such loan.
(3)	The aggregate cost of properties for federal income tax purposes (unaudited) is approximately $2.7 billion at December 31, 2022.
(4)	Other deductions represents assets transferred as part of an internal reorganization.