Form 10-Q
period 2023-03-31
Ryman Hospitality Properties, Inc.
filed 2023-05-04
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2023
Common Stock, par value $.01	55,253,921 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2023

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2023	2022
ASSETS:
Property and equipment, net	$3,163,900	$3,171,708
Cash and cash equivalents - unrestricted	318,512	334,194
Cash and cash equivalents - restricted	95,113	110,136
Notes receivable, net	64,209	67,628
Trade receivables, net	147,215	116,836
Prepaid expenses and other assets	141,024	134,170
Intangible assets, net	104,706	105,951
Total assets	$4,034,679	$4,040,623

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$2,866,898	$2,862,592
Accounts payable and accrued liabilities	332,068	385,159
Dividends payable	42,189	14,121
Deferred management rights proceeds	166,715	167,495
Operating lease liabilities	126,188	125,759
Deferred income tax liabilities, net	13,682	12,915
Other liabilities	66,909	64,824
Total liabilities	3,614,649	3,632,865
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	319,753	311,857
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 55,254 and 55,167 shares issued and outstanding, respectively	553	552
Additional paid-in capital	1,093,839	1,102,733
Treasury stock of 648 and 648 shares, at cost	(18,467)	(18,467)
Distributions in excess of retained earnings	(959,199)	(978,619)
Accumulated other comprehensive loss	(17,215)	(10,923)
Total stockholders' equity	99,511	95,276
Noncontrolling interest in Operating Partnership	766	625
Total equity	100,277	95,901
Total liabilities and equity	$4,034,679	$4,040,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Rooms	$161,251	$101,593
Food and beverage	215,804	112,116
Other hotel revenue	47,384	47,402
Entertainment	67,280	38,024
Total revenues	491,719	299,135

Operating expenses:
Rooms	42,059	30,136
Food and beverage	115,181	71,329
Other hotel expenses	103,059	86,643
Management fees, net	15,195	5,064
Total hotel operating expenses	275,494	193,172
Entertainment	51,434	31,731
Corporate	10,594	9,557
Preopening costs	190	304
Loss on sale of assets	—	469
Depreciation and amortization	48,357	56,028
Total operating expenses	386,069	291,261

Operating income	105,650	7,874
Interest expense	(42,528)	(31,937)
Interest income	2,547	1,381
Loss from unconsolidated joint ventures	(2,806)	(2,627)
Other gains and (losses), net	(236)	447
Income (loss) before income taxes	62,627	(24,862)
(Provision) benefit for income taxes	(1,633)	65
Net income (loss)	60,994	(24,797)

Net loss attributable to noncontrolling interest in consolidated joint venture	763	—
Net (income) loss attributable to noncontrolling interest in Operating Partnership	(437)	176
Net income (loss) available to common stockholders	$61,320	$(24,621)

Basic income (loss) per share available to common stockholders	$1.11	$(0.45)
Diluted income (loss) per share available to common stockholders	$1.02	$(0.45)

Comprehensive income (loss), net of taxes	$54,702	$(14,811)
Comprehensive loss, net of taxes, attributable to noncontrolling interest in consolidated joint venture	985	—
Comprehensive (income) loss, net of taxes, attributable to noncontrolling interest in Operating Partnership	(392)	105
Comprehensive income (loss), net of taxes, available to common stockholders	$55,295	$(14,706)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$60,994	$(24,797)
Amounts to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Provision (benefit) for deferred income taxes	767	(415)
Depreciation and amortization	48,357	56,028
Amortization of deferred financing costs	2,674	2,229
Loss from unconsolidated joint ventures	2,806	2,627
Stock-based compensation expense	3,739	3,786
Changes in:
Trade receivables	(30,379)	(8,488)
Accounts payable and accrued liabilities	(56,294)	(17,330)
Other assets and liabilities	(953)	(17,814)
Net cash flows provided by (used in) operating activities	31,711	(4,174)

Cash Flows from Investing Activities:
Purchases of property and equipment	(36,771)	(9,716)
Collection of notes receivable	2,143	2,381
Investment in Circle	(4,000)	(2,045)
Other investing activities, net	(9,916)	816
Net cash flows used in investing activities	(48,544)	(8,564)

Cash Flows from Financing Activities:
Repayments under term loan B	(1,250)	(1,250)
Borrowings under OEG revolving credit facility	7,000	—
Repayments under OEG term loan	(750)	—
Repayments under Block 21 CMBS loan	(702)	—
Payment of dividends	(14,006)	(276)
Payment of tax withholdings for share-based compensation	(4,080)	(3,761)
Other financing activities, net	(84)	(66)
Net cash flows used in financing activities	(13,872)	(5,353)

Net change in cash, cash equivalents, and restricted cash	(30,705)	(18,091)
Cash, cash equivalents, and restricted cash, beginning of period	444,330	163,000
Cash, cash equivalents, and restricted cash, end of period	$413,625	$144,909

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$318,512	$128,436
Cash and cash equivalents - restricted	95,113	16,473
Cash, cash equivalents, and restricted cash, end of period	$413,625	$144,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in	Total	Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Equity	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	(Deficit)	Joint Venture
BALANCE, December 31, 2022	$552	$1,102,733	$(18,467)	$(978,619)	$(10,923)	$95,276	$625	$95,901	$311,857
Net income (loss)	—	—	—	61,320	—	61,320	437	61,757	(763)
Adjustment of noncontrolling interest to redemption value	—	(8,659)	—	—	—	(8,659)	—	(8,659)	8,659
Other comprehensive loss, net of income taxes	—	—	—	—	(6,292)	(6,292)	—	(6,292)	—
Payment of dividends ($0.75 per share)	—	106	—	(41,900)	—	(41,794)	(296)	(42,090)	—
Restricted stock units and stock options surrendered	1	(4,080)	—	—	—	(4,079)	—	(4,079)	—
Equity-based compensation expense	—	3,739	—	—	—	3,739	—	3,739	—
BALANCE, March 31, 2023	$553	$1,093,839	$(18,467)	$(959,199)	$(17,215)	$99,511	$766	$100,277	$319,753

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in	Total	Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Equity	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity (Deficit)	Partnership	(Deficit)	Joint Venture
BALANCE, December 31, 2021	$551	$1,112,867	$(18,467)	$(1,088,105)	$(29,080)	$(22,234)	$(159)	$(22,393)	$—
Net loss	—	—	—	(24,621)	—	(24,621)	(176)	(24,797)	—
Other comprehensive income, net of income taxes	—	—	—	—	9,986	9,986	—	9,986	—
Restricted stock units and stock options surrendered	—	(3,761)	—	—	—	(3,761)	—	(3,761)	—
Equity-based compensation expense	—	3,786	—	—	—	3,786	—	3,786	—
BALANCE, March 31, 2022	$551	$1,112,892	$(18,467)	$(1,112,726)	$(19,094)	$(36,844)	$(335)	$(37,179)	$—

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

The Company also owns a controlling 70% equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group, which the Company reports as its Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; two Nashville-based assets managed by Marriott – the Wildhorse Saloon and the General Jackson Showboat; and as of May 31, 2022, Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”). See Note 2, “Block 21 Transaction,” for further disclosure regarding Block 21. Opry Entertainment Group also owns a 50% interest in a joint venture that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”).

As further disclosed in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, on June 16, 2022, the Company and certain of its subsidiaries, including OEG Attractions Holdings, LLC (“OEG”), which directly or indirectly owns the assets that comprise the Company’s Entertainment segment, consummated the transactions contemplated by an investment agreement with Atairos Group, Inc. (“Atairos”) and A-OEG Holdings, LLC, an affiliate of Atairos (the “OEG Investor”), pursuant to which OEG issued and sold to the OEG Investor, and the OEG Investor acquired, 30% of the equity interests of OEG for approximately $296.0 million (the “OEG Transaction”). The Company retains a controlling 70% equity interest in OEG and continues to consolidate the assets, liabilities and results of operations of OEG in the accompanying condensed consolidated financial statements. The portion of OEG that the Company does not own is recorded as noncontrolling interest in consolidated joint venture, which is classified as mezzanine equity in the accompanying condensed consolidated balance sheet, and any adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statement of equity (deficit) and noncontrolling interest. See Note 4, “Income (Loss) Per Share,” for further disclosure.

The condensed consolidated financial statements include the accounts of Ryman and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality, Entertainment, and Corporate and Other.

Newly Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The guidance in ASU 2020-04 is optional, effective immediately, and may be elected over time as reference rate reform activities occur generally through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform – Deferral of the Sunset Date of Topic 848,” which extends the transition period for the shift from LIBOR to December 2024. During 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of this guidance and may apply other elections as applicable as additional market changes occur.

2. BLOCK 21 TRANSACTION:

As further disclosed in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, on May 31, 2022, the Company purchased Block 21 for a stated purchase price of $260 million, as subsequently adjusted to $255 million pursuant to the terms of the purchase agreement, which includes the assumption of approximately $136 million of existing mortgage debt. Block 21 is the home of the Austin City Limits Live at The Moody Theater (“ACL Live”), a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin Hotel, which Marriott manages, the 3TEN at ACL Live club and approximately 53,000 square feet of other Class A commercial space. The Company funded the cash portion of the purchase price with cash on hand and borrowings under its revolving credit facility. The acquisition was accounted for as a business combination, given the different nature of the principal operations acquired (a hotel and an entertainment venue). Block 21 assets are reflected in the Company’s Entertainment segment as of May 31, 2022.

During the current quarter, the Company concluded its valuation of the fair value of the acquired assets and liabilities as of May 31, 2022, and no significant changes were made to the provisional amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

3. REVENUES:

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Hotel group rooms	$120,513	$62,478
Hotel transient rooms	40,738	39,115
Hotel food and beverage - banquets	160,499	72,824
Hotel food and beverage - outlets	55,305	39,292
Hotel other	47,384	47,402
Entertainment admissions/ticketing	22,156	15,549
Entertainment food and beverage	24,066	14,361
Entertainment produced content	1,134	1,468
Entertainment retail and other	19,924	6,646
Total revenues	$491,719	$299,135

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Gaylord Opryland	$111,806	$73,519
Gaylord Palms	84,546	59,848
Gaylord Texan	86,398	56,636
Gaylord National	72,772	32,587
Gaylord Rockies	64,047	34,787
AC Hotel	2,211	1,607
Inn at Opryland	2,659	2,127
Total Hospitality segment revenues	$424,439	$261,111

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee and Austin, Texas.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms and advanced ticketing at its OEG venues. At March 31, 2023 and December 31, 2022, the Company had $163.4 million and $136.5 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2022, approximately $70.1 million was recognized in revenue during the three months ended March 31, 2023.

4. INCOME (LOSS) PER SHARE:

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income (loss) available to common stockholders	$61,320	$(24,621)
Net loss attributable to noncontrolling interest in consolidated joint venture	(763)	—
Net income (loss) available to common stockholders - if-converted method	$60,557	$(24,621)

Denominator:
Weighted average shares outstanding - basic	55,182	55,086
Effect of dilutive stock-based compensation	281	—
Effect of dilutive put rights	3,863	—
Weighted average shares outstanding - diluted	59,326	55,086

Basic income (loss) per share available to common stockholders	$1.11	$(0.45)
Diluted income (loss) per share available to common stockholders	$1.02	$(0.45)

For the three months ended March 31, 2022, the effect of dilutive stock-based compensation was the equivalent of 0.3 million shares of common stock outstanding. Because the Company had a loss available to common stockholders in the three months ended March 31, 2022, these incremental shares were excluded from the computation of dilutive earnings per share as the effect of their inclusion would have been anti-dilutive.

As more fully discussed in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, although currently not exercisable, the OEG Investor has certain put rights (the “OEG Put Rights”) to require the Company to purchase the OEG Investor’s equity interest in OEG, which the Company may pay in cash or Company stock, at the Company’s option. The Company calculated potential dilution for the OEG Put Rights based on the if-converted method, which assumes the OEG Put Rights were converted on the first day of the period or the date of issuance and the OEG Investor’s noncontrolling equity interest was redeemed in exchange for shares of the Company’s common stock.

The operating partnership units (“OP Units”) held by the noncontrolling interest holders in the Operating Partnership have been excluded from the denominator of the diluted income (loss) per share calculation for the three months ended March 31, 2023 and 2022 as there would be no effect on the calculation of diluted income (loss) per share because the income (loss) attributable to the OP Units held by the noncontrolling interest holders would also be subtracted to derive net income (loss) available to common stockholders.

5. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is comprised of amounts related to the Company’s minimum pension liability discussed in Note 12, “Pension Plans,” interest rate derivatives designated as cash flow hedges related to the Company’s outstanding debt as discussed in Note 8, “Debt,” and amounts related to an other-than-temporary impairment of a held-to-maturity investment that existed prior to 2020 with respect to the notes receivable discussed in Note 7, “Notes Receivable,” to the condensed consolidated financial statements included herein.

Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2022	$(18,021)	$(3,087)	$10,185	$(10,923)
Losses arising during period	—	—	(1,010)	(1,010)
Amounts reclassified from accumulated other comprehensive loss	(67)	53	(5,268)	(5,282)
Net other comprehensive income (loss)	(67)	53	(6,278)	(6,292)
Balance, March 31, 2023	$(18,088)	$(3,034)	$3,907	$(17,215)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2021	$(16,419)	$(3,298)	$(9,363)	$(29,080)
Gains arising during period	—	—	6,070	6,070
Amounts reclassified from accumulated other comprehensive loss	(86)	53	3,949	3,916
Net other comprehensive income (loss)	(86)	53	10,019	9,986
Balance, March 31, 2022	$(16,505)	$(3,245)	$656	$(19,094)

6. PROPERTY AND EQUIPMENT:

Property and equipment, including right-of-use finance lease assets, at March 31, 2023 and December 31, 2022 is recorded at cost (except for right-of-use finance lease assets) and summarized as follows (in thousands):

	March 31,	December 31,
	2023	2022
Land and land improvements	$451,422	$443,469
Buildings	3,801,386	3,785,968
Furniture, fixtures and equipment	1,027,535	1,015,078
Right-of-use finance lease assets	1,613	1,613
Construction-in-progress	53,128	50,312
	5,335,084	5,296,440
Accumulated depreciation and amortization	(2,171,184)	(2,124,732)
Property and equipment, net	$3,163,900	$3,171,708

7. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $64.2 million and $67.6 million at March 31, 2023 and December 31, 2022, respectively, net of credit loss reserve of $38.0 million at each of March 31, 2023 and December 31, 2022. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

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

During each of the three months ended March 31, 2023 and 2022, the Company recorded interest income of $1.3 million on these bonds. The Company received payments of $4.7 million and $5.1 million during the three months ended March 31, 2023 and 2022, respectively, relating to these bonds. At March 31, 2023 and December 31, 2022, before consideration of the credit loss reserve, the Company had accrued interest receivable related to these bonds of $39.8 million and $41.0 million, respectively.

8. DEBT:

The Company’s debt and finance lease obligations at March 31, 2023 and December 31, 2022 consisted of (in thousands):

	March 31,	December 31,
	2023	2022
$700M Revolving Credit Facility, interest at LIBOR plus 1.50%, maturing March 31, 2024	$—	$—
$500M Term Loan B, interest at LIBOR plus 2.00%, maturing May 11, 2024	370,000	371,250
$600M Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	600,000
$700M Senior Notes, interest at 4.75%, maturing October 15, 2027	700,000	700,000
$800M Gaylord Rockies Term Loan, interest at LIBOR plus 2.50%, maturing July 2, 2023	800,000	800,000
$300M OEG Term Loan, interest at SOFR plus 5.00%, maturing June 16, 2029	298,500	299,250
$65M OEG Revolver, interest at SOFR plus 4.75%, maturing June 16, 2027	7,000	—
Block 21 CMBS Loan, interest at 5.58%, maturing January 5, 2026	133,934	134,636
Finance lease obligations	618	685
Unamortized deferred financing costs	(30,912)	(30,482)
Unamortized discount	(12,242)	(12,747)
Total debt	$2,866,898	$2,862,592

Amounts due within one year consist of the $800 million Gaylord Rockies term loan, the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, amortization payments for the $300 million OEG term loan of 1.0% of the original principal balance, and amortization of the Block 21 CMBS loan based on a 30-year amortization. The Gaylord Rockies term loan has three, one-year extension options, subject to certain requirements in the Gaylord Rockies term loan. The Company has fulfilled the necessary requirements to exercise the first of these extension options.

At March 31, 2023, there were no defaults under the covenants related to the Company’s outstanding debt.

Interest Rate Derivatives

The Company has entered into interest rate swaps to manage interest rate risk associated with the Company’s $500 million term loan B, the Gaylord Rockies $800 million term loan and the $300 million OEG term loan. Each swap has been designated as a cash flow hedge whereby the Company receives variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount. The Company does not use derivatives for trading or speculative purposes and currently does not hold any derivatives that are not designated as hedges.

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $5.9 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next twelve months.

The estimated fair value of the Company’s derivative financial instruments at March 31, 2023 and December 31, 2022 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	March 31,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2023	2022
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$87,500	$356	$1,096
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	87,500	356	1,096
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	87,500	356	1,096
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	87,500	355	1,093
Gaylord Rockies Term Loan	Interest Rate Swap	3.3410%	1-month LIBOR	August 1, 2023	800,000	4,388	6,969
OEG Term Loan	Interest Rate Swap	4.5330%	3-month SOFR	December 18, 2025	100,000	(1,904)	(1,164)
						$3,907	$10,186

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

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from Accumulated
	Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	March 31,		Accumulated OCI	March 31,
	2023	2022	into Income (Expense)	2023	2022
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(1,010)	$6,070	Interest expense	$5,268	$(3,949)
Total derivatives	$(1,010)	$6,070		$5,268	$(3,949)

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended March 31, 2023 and 2022 was $42.5 million and $31.9 million, respectively.

At March 31, 2023, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.9 million. As of March 31, 2023, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $2.0 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

9. DEFERRED MANAGEMENT RIGHTS PROCEEDS:

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

10. LEASES:

The Company is a lessee of a 65.3-acre site in Osceola County, Florida on which Gaylord Palms is located; building or land leases for Ole Red Gatlinburg, Ole Red Orlando, Ole Red Tishomingo, Ole Red Nashville International Airport and

Ole Red Las Vegas; and various warehouse, general office and other equipment leases. The Gaylord Palms land lease has a term through 2074, which may be extended through January 2101, at the Company’s discretion. The leases for Ole Red locations range from five to ten years, with renewal options ranging from five to fifty-five years, at the Company’s discretion, with the exception of Ole Red Nashville International Airport, which has no extension option. Extension options are not considered reasonably assured and, as a result, are not included in the Company’s calculation of its right-of-use assets and lease liabilities.

The terms of the Gaylord Palms lease include variable lease payments based upon net revenues at Gaylord Palms, and certain other of the Company’s leases include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The Company’s lease costs for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$4,657	$3,536
Finance lease cost:
Amortization of right-of-use assets	31	31
Interest on lease liabilities	6	8
Net lease cost	$4,694	$3,575

Future minimum lease payments under non-cancelable leases at March 31, 2023 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$7,883	$153
Year 2	8,885	46
Year 3	8,886	46
Year 4	8,983	46
Year 5	8,979	46
Years thereafter	562,853	462
Total future minimum lease payments	606,469	799
Less amount representing interest	(480,281)	(181)
Total present value of minimum payments	$126,188	$618

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	44.0	years
Finance leases	12.4	years
Weighted-average discount rate:
Operating leases	7.0%
Finance leases	4.0%

11. STOCK PLANS:

During the three months ended March 31, 2023, the Company granted 0.2 million restricted stock units with a weighted-average grant date fair value of $86.59 per unit. There were 0.6 million restricted stock units outstanding at each of March 31, 2023 and December 31, 2022.

Compensation expense for the Company’s stock-based compensation plans was $3.7 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively.

12. PENSION PLANS:

Net periodic pension (income) expense reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Interest cost	$825	$526
Expected return on plan assets	(730)	(1,031)
Amortization of net actuarial loss	228	200
Total net periodic pension (income) expense	$323	$(305)

13. INCOME TAXES:

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

For the three months ended March 31, 2023 and 2022, the Company recorded an income tax provision (benefit) of $1.6 million and $(0.1) million, respectively, related to its TRSs.

At March 31, 2023 and December 31, 2022, the Company had no unrecognized tax benefits.

14. COMMITMENTS AND CONTINGENCIES:

The Company has entered into limited repayment and carry guaranties related to the Second Amended and Restated Loan Agreement, as amended, related to Gaylord Rockies (the “Gaylord Rockies Loan”) that, in the aggregate, guarantee repayment of 10% of the principal debt, together with interest and operating expenses, which are to be released once Gaylord Rockies achieves a certain debt service coverage threshold as defined in the Gaylord Rockies Loan. Generally, the Gaylord Rockies Loan is non-recourse to the Company, subject to (i) those limited guaranties and (ii) customary non-recourse carve-outs.

In connection with the purchase of Block 21, the Company provided (i) limited guarantees to the Block 21 lenders under the Block 21 CMBS Loan via a guaranty agreement, a guaranty of completion agreement and an environmental indemnity, and (2) a letter of credit drawable by the Block 21 lenders in the event of a default of the Block 21 CMBS Loan.

In April 2019, a subsidiary of the Company acquired a 50% equity interest in Circle and has made capital contributions of $35.0 million through March 31, 2023. In addition, the Company intends to contribute up to an additional $8.2 million through December 31, 2023 for working capital needs. The Company accounts for its investment in this joint venture under the equity method of accounting.

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

15. EQUITY

Dividends

On February 23, 2023, the Company’s board of directors declared the Company’s first quarter 2023 cash dividend in the amount of $0.75 per share of common stock, or an aggregate of approximately $41.7 million in cash, which was paid on April 17, 2023 to stockholders of record as of the close of business on March 31, 2023. Any future dividend is subject to the Company’s board of directors’ determination as to the amount of distributions and the timing thereof.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At March 31, 2023, 0.4 million outstanding OP Units, or less than 1% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheets. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

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

No shares were issued under the ATM Agreement during the three months ended March 31, 2023.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, were as follows (in thousands):

		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$30,335	$30,335	$—	$—
Variable to fixed interest rate swaps	5,811	—	5,811	—
Total assets measured at fair value	$36,146	$30,335	$5,811	$—

Variable to fixed interest rate swaps	$1,904	$—	$1,904	$—
Total liabilities measured at fair value	$1,904	$—	$1,904	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$29,245	$29,245	$—	$—
Variable to fixed interest rate swaps	11,350	—	11,350	—
Total assets measured at fair value	$40,595	$29,245	$11,350	$—

Variable to fixed interest rate swaps	$1,164	$—	$1,164	$—
Total liabilities measured at fair value	$1,164	$—	$1,164	$—

The remainder of the assets and liabilities held by the Company at March 31, 2023 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximates fair value, except as described below.

The Company has outstanding $600.0 million in aggregate principal amount of $600 million 4.50% senior notes. The carrying value of these notes at March 31, 2023 was $592.1 million, net of unamortized deferred financing costs (“DFCs”). The fair value of these notes, based upon quoted market prices (Level 1), was $542.2 million at March 31, 2023.

The Company has outstanding $700.0 million in aggregate principal amount of $700 million 4.75% senior notes. The carrying value of these notes at March 31, 2023 was $694.0 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $658.9 million at March 31, 2023.

17. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Hospitality	$424,439	$261,111
Entertainment	67,280	38,024
Corporate and Other	—	—
Total	$491,719	$299,135

Depreciation and amortization:
Hospitality	$42,875	$52,271
Entertainment	5,265	3,552
Corporate and Other	217	205
Total	$48,357	$56,028

Operating income (loss):
Hospitality	$106,070	$15,668
Entertainment	10,581	2,741
Corporate and Other	(10,811)	(9,762)
Preopening costs	(190)	(304)
Loss on sale of assets	—	(469)
Total operating income	105,650	7,874

Interest expense	(42,528)	(31,937)
Interest income	2,547	1,381
Loss from unconsolidated joint ventures	(2,806)	(2,627)
Other gains and (losses), net	(236)	447
Income (loss) before income taxes	$62,627	$(24,862)

	March 31,	December 31,
	2023	2022
Identifiable assets:
Hospitality	$3,213,984	$3,314,444
Entertainment	518,029	502,913
Corporate and Other	302,666	223,266
Total identifiable assets	$4,034,679	$4,040,623

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

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2022, included in our Annual Report on Form 10-K that was filed with the SEC on February 24, 2023.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the future performance of our business, anticipated business levels and our anticipated financial results during future periods, and other business or operational issues; (ii) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) our dividend policy, including the frequency and amount of any dividend we may pay; (v) our strategic goals and potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our use of cash during the remainder of 2023; (x) our ability to borrow available funds under our credit facility; (xi) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xii) the effects of inflation and increased costs on our business and on our customers, including group customers at our hotels; and (xiii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, risks and uncertainties associated with the effects of COVID-19 on us and the hospitality and entertainment industries generally, economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, the effects of inflation on our business, including the effects on costs of labor and supplies and effects on group customers at our hotels and customers in our OEG businesses, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness and/or to successfully amend the agreements governing our indebtedness in the future, changes in interest rates, including future changes from the London Inter-Bank Offered Rate (“LIBOR”) to a different base rate, and those factors described elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 or described from time to time in our other reports filed with the SEC.

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our core holdings include a network of five upscale, meetings-focused resorts totaling 9,917 rooms that are managed by Marriott under the Gaylord Hotels brand. These five resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center (“Gaylord Rockies”). Our other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

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

See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

OEG Transaction

As more fully described in Note 1, “OEG Transaction,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, on June 16, 2022, we and certain of our subsidiaries, including OEG Attractions Holdings, LLC, which directly or indirectly owns the assets that comprise our Entertainment Segment, consummated the transactions contemplated by an investment agreement (the “Investment Agreement”) with Atairos Group, Inc. (“Atairos”) and A-OEG Holdings, LLC, an affiliate of Atairos (the “OEG Investor”), pursuant to which OEG issued and sold to the OEG Investor, and the OEG Investor acquired, 30% of the equity interests of OEG for approximately $296.0 million (the “OEG Transaction”). The purchase price for the OEG Transaction may be increased by $30.0 million if OEG achieves certain financial objectives in 2023 or 2024.

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

Dividend Policy

In September 2022, our board of directors approved a dividend policy pursuant to which we will make minimum dividends of 100% of REIT taxable income annually, subject to the board of directors’ future determinations as to the amount of any distributions and the timing thereof. The dividend policy may be altered at any time by our board of directors (as otherwise permitted by our credit agreement) and certain provisions of our agreements governing our other indebtedness may prohibit us from paying dividends in accordance with any policy we may adopt.

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

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in six Ole Red locations, as well as Circle, purchased Block 21, and in April 2023 announced a partnership with Luke Combs for an entertainment venue concept expected to be completed in 2024. Further, in 2022, we completed a strategic transaction to sell a minority interest in OEG to an affiliate of Atairos and its strategic partner NBCUniversal, who we believe will be able to help us expand the distribution of our OEG brands.

Short-Term Capital Allocation. Our short-term capital allocation strategy is focused on returning capital to stockholders through the payment of dividends, in addition to investing in our assets and operations. Our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually, subject to the board of directors’ future determinations as to the amount of any distributions and the timing thereof.

Our Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Block 21, our equity investment in Circle, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three months ended March 31, 2023 and 2022, our total revenues were divided among these business segments as follows:

	Three Months Ended
	March 31,
Segment	2023	2022
Hospitality	86%	87%
Entertainment	14%	13%
Corporate and Other	0%	0%

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

We also use certain “non-GAAP financial measures,” which are measures of our historical performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures include:

●	Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”), Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest in Consolidated Joint Venture, and
●	Funds From Operations (“FFO”) available to common stockholders and unit holders and Adjusted FFO available to common stockholders and unitholders.

See “Non-GAAP Financial Measures” below for further discussion.

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

Current Economic Environment

Our business levels and financial performance improved in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, which was impacted by the omicron variant of COVID-19. As described in more detail in “Factors and Trends Contributing to Performance” below, we experienced improved occupancy, ADR, group travel and outside-the-room spending, among other metrics, in the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This was achieved in spite of general economic uncertainty in the U.S. economy, which continues and may impact our future results of operations and financial position, and this improved performance has mitigated increasing costs in the current inflationary environment.

Based on current demand trends, we expect our businesses to continue to perform well during the remainder of 2023. Demand in our businesses, including our hotels’ group business, is sensitive to changes in macroeconomic factors, including increased labor and other costs, broad inflationary pressures and rising interest rates. The timing and magnitude of any potential economic slowdown or recession and the extent of any negative effects on our business is unknown.

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months ended March 31, 2023 and 2022. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited
	Three Months Ended March 31,
	2023	%	2022	%
REVENUES:
Rooms	$161,251	32.8%	$101,593	34.0%
Food and beverage	215,804	43.9%	112,116	37.5%
Other hotel revenue	47,384	9.6%	47,402	15.8%
Entertainment	67,280	13.7%	38,024	12.7%
Total revenues	491,719	100.0%	299,135	100.0%
OPERATING EXPENSES:
Rooms	42,059	8.6%	30,136	10.1%
Food and beverage	115,181	23.4%	71,329	23.8%
Other hotel expenses	103,059	21.0%	86,643	29.0%
Hotel management fees, net	15,195	3.1%	5,064	1.7%
Entertainment	51,434	10.5%	31,731	10.6%
Corporate	10,594	2.2%	9,557	3.2%
Preopening costs	190	0.0%	304	0.1%
Loss on sale of assets	—	—%	469	0.2%
Depreciation and amortization:
Hospitality	42,875	8.7%	52,271	17.5%
Entertainment	5,265	1.1%	3,552	1.2%
Corporate and Other	217	0.0%	205	0.1%
Total depreciation and amortization	48,357	9.8%	56,028	18.7%
Total operating expenses	386,069	78.5%	291,261	97.4%
OPERATING INCOME (LOSS):
Hospitality	106,070	25.0%	15,668	6.0%
Entertainment	10,581	15.7%	2,741	7.2%
Corporate and Other	(10,811)	(A)	(9,762)	(A)
Preopening costs	(190)	(0.0)%	(304)	(0.1)%
Loss on sale of assets	—	—%	(469)	(0.2)%
Total operating income	105,650	21.5%	7,874	2.6%
Interest expense	(42,528)	(A)	(31,937)	(A)
Interest income	2,547	(A)	1,381	(A)
Loss from unconsolidated joint ventures	(2,806)	(A)	(2,627)	(A)
Other gains and (losses), net	(236)	(A)	447	(A)
(Provision) benefit for income taxes	(1,633)	(A)	65	(A)
Net income (loss)	60,994	(A)	(24,797)	(A)
Net loss attributable to noncontrolling interest in consolidated joint venture	763	(A)	—	(A)
Net (income) loss attributable to noncontrolling interest in the Operating Partnership	(437)	(A)	176	(A)
Net income (loss) available to common stockholders	$61,320	(A)	$(24,621)	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months ended March 31, 2023 and 2022 (in thousands, except percentages and per share data):

	Three Months Ended
	March 31,
			%
	2023	2022	Change
Total revenues	$491,719	$299,135	64.4%
Total operating expenses	386,069	291,261	32.6%
Operating income	105,650	7,874	1,241.8%
Net income (loss)	60,994	(24,797)	346.0%
Net income (loss) available to common stockholders	61,320	(24,621)	349.1%
Net income (loss) available to common stockholders per share - diluted	1.02	(0.45)	326.7%

Total Revenues

The increase in our total revenues for the three months ended March 31, 2023, as compared to the same period in 2022, is attributable to increases in our Hospitality segment and Entertainment segment of $163.3 million and $29.3 million, respectively, as presented in the tables below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily the result of increases in our Hospitality segment and Entertainment segment of $82.3 million and $19.7 million, respectively, partially offset by a decrease in depreciation expense of $7.7 million, as presented in the tables below.

Net Income (Loss)

Our net income of $61.0 million for the three months ended March 31, 2023, as compared to a net loss of $24.8 million for the same period in 2022, was primarily due to the changes in our revenues and operating expenses reflected above, as well as a $10.6 million increase in interest expense in the 2023 period, as compared to the 2022 period, as described more fully below.

Factors and Trends Contributing to Performance

The most important factors and trends contributing to our performance during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were:

●	Hotel occupancy of 72.3% and ADR of $237.95 in the 2023 period, an increase of 25.0 points of occupancy and 3.8%, respectively, from the 2022 period.
●	An increase of 65.0% in outside-the-room spend at our hotels in the 2023 period, as compared to the 2022 period, with group catering revenue particularly strong.
●	A decrease in cancelled room nights at our hotels of 66.8% in the 2023 period, as compared to the 2022 period, and a decrease in group attrition at our hotels from 32.1% in the 2022 period to 15.5% in the 2023 period.
●	Group room nights on the books for all future years at our hotels at March 31, 2023 are in line with those on the books at the same point of 2022 and 2019. In addition, the ADR on those group nights on the books at March 31, 2023 is 4.5% higher than the same point in 2022 and 12.4% higher than the same point in 2019.

●	An increase in Entertainment revenue of 76.9% in the 2023 period, as compared to the 2022 period, attributable to the addition of Block 21, as well as revenue increases throughout our other OEG businesses.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2023 and 2022 (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2023	2022	Change
Revenues:
Rooms	$161,251	$101,593	58.7%
Food and beverage	215,804	112,116	92.5%
Other hotel revenue	47,384	47,402	(0.0)%
Total hospitality revenue	424,439	261,111	62.6%
Hospitality operating expenses:
Rooms	42,059	30,136	39.6%
Food and beverage	115,181	71,329	61.5%
Other hotel expenses	103,059	86,643	18.9%
Management fees, net	15,195	5,064	200.1%
Depreciation and amortization	42,875	52,271	(18.0)%
Total Hospitality operating expenses	318,369	245,443	29.7%
Hospitality operating income	$106,070	$15,668	577.0%
Hospitality performance metrics:
Occupancy	72.3%	47.3%	25.0	pts
ADR	$237.95	$229.17	3.8%
RevPAR (1)	$172.08	$108.41	58.7%
Total RevPAR (2)	$452.94	$278.64	62.6%
Net Definite Group Room Nights Booked (3)	250,318	165,668	51.1%
(1)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(2)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(3)	Net definite group room nights booked includes approximately 59,000 and 178,000 group room cancellations in the three months ended March 31, 2023 and 2022, respectively.

The increase in total Hospitality segment revenue in the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to increases of $40.2 million, $38.3 million, $29.8 million, $29.3 million and $24.7 million at Gaylord National, Gaylord Opryland, Gaylord Texan, Gaylord Rockies and Gaylord Palms, respectively, as presented in the tables below.

Total Hospitality segment revenues in the three months ended March 31, 2023 include $9.7 million in attrition and cancellation fee revenue, a decrease of $9.9 million in attrition and cancellation fees from the 2022 period, as collections continue to decline.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended
	March 31,
	2023	2022
Group	79%	66%
Transient	21%	34%

The increase in rooms expenses in the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to increases of $4.2 million, $2.1 million and $2.0 million at Gaylord National, Gaylord Opryland and Gaylord Rockies, respectively, as presented in the tables below.

The increase in food and beverage expenses in the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to increases of $10.0 million, $9.1 million, $9.1 million, $8.4 million and $7.1 million at Gaylord National, Gaylord Texan, Gaylord Opryland, Gaylord Rockies and Gaylord Palms, respectively, as presented in the tables below.

Other hotel expenses for the three months ended March 31, 2023 and 2022 consist of the following (in thousands):

	Three Months Ended
	March 31,
			%
	2023	2022	Change
Administrative employment costs	$39,758	$33,212	19.7%
Utilities	9,360	7,547	24.0%
Property taxes	9,089	9,471	(4.0)%
Other	44,852	36,413	23.2%
Total other hotel expenses	$103,059	$86,643	18.9%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to increases at Gaylord Opryland and Gaylord National associated with increased business levels. Utility costs increased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to increases at Gaylord Opryland, Gaylord Rockies and Gaylord National associated with increased usage. Property taxes decreased during the three months ended March 31, 2023, as compared to the 2022 period, primarily due to a decrease at Gaylord National due to a settlement of an appeal from prior tax years, partially offset by an increase at Gaylord Palms as a result of increased property taxes related to the 2021 expansion. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily as a result of various increases at each of our Gaylord Hotels properties.

Each of our management agreements with Marriott for our Gaylord Hotels properties, excluding Gaylord Rockies, requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, an incentive management fee is based on the profitability of our Gaylord Hotels properties, excluding Gaylord Rockies, calculated on a pooled basis. The Gaylord Rockies’s management agreement with Marriott requires Gaylord Rockies to pay a base management fee of 3% of gross revenues for each fiscal year or portion thereof, as well as an incentive management fee based on the profitability of the hotel. In the three months ended March 31, 2023 and 2022, we incurred $9.2 million and $5.6 million, respectively, related to base management fees for our Hospitality segment and $6.7 million and $0.2 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 9, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense decreased in the three months ended March 31, 2023, as compared to the same period in 2022, primarily as a result of the intangible asset associated with advanced bookings at Gaylord Rockies when we purchased an additional interest in Gaylord Rockies in 2018 becoming fully amortized during 2022.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2023 and 2022.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2023	2022	Change
Revenues:
Rooms	$45,331	$30,406	49.1%
Food and beverage	50,097	27,039	85.3%
Other hotel revenue	16,378	16,074	1.9%
Total revenue	111,806	73,519	52.1%
Operating expenses:
Rooms	10,360	8,242	25.7%
Food and beverage	25,989	16,913	53.7%
Other hotel expenses	29,890	22,850	30.8%
Management fees, net	5,318	1,370	288.2%
Depreciation and amortization	8,554	8,589	(0.4)%
Total operating expenses	80,111	57,964	38.2%
Performance metrics:
Occupancy	72.6%	48.8%	23.8	pts
ADR	$240.19	$239.77	0.2%
RevPAR	$174.40	$116.98	49.1%
Total RevPAR	$430.16	$282.85	52.1%

Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2023	2022	Change
Revenues:
Rooms	$31,664	$22,012	43.8%
Food and beverage	43,782	27,396	59.8%
Other hotel revenue	9,100	10,440	(12.8)%
Total revenue	84,546	59,848	41.3%
Operating expenses:
Rooms	6,312	4,491	40.5%
Food and beverage	21,188	14,039	50.9%
Other hotel expenses	20,706	18,818	10.0%
Management fees, net	3,096	1,090	184.0%
Depreciation and amortization	5,610	5,552	1.0%
Total operating expenses	56,912	43,990	29.4%
Performance metrics:
Occupancy	79.5%	55.6%	23.9	pts
ADR	$257.66	$256.19	0.6%
RevPAR	$204.78	$142.36	43.8%
Total RevPAR	$546.80	$387.07	41.3%

Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2023	2022	Change
Revenues:
Rooms	$29,044	$20,908	38.9%
Food and beverage	49,342	26,150	88.7%
Other hotel revenue	8,012	9,578	(16.3)%
Total revenue	86,398	56,636	52.5%
Operating expenses:
Rooms	6,402	4,960	29.1%
Food and beverage	24,550	15,431	59.1%
Other hotel expenses	18,244	15,627	16.7%
Management fees, net	3,348	1,004	233.5%
Depreciation and amortization	5,766	6,698	(13.9)%
Total operating expenses	58,310	43,720	33.4%
Performance metrics:
Occupancy	77.1%	57.8%	19.3	pts
ADR	$230.83	$221.38	4.3%
RevPAR	$177.90	$128.06	38.9%
Total RevPAR	$529.21	$346.91	52.5%

Gaylord National Results. The results of Gaylord National for the three months ended March 31, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2023	2022	Change
Revenues:
Rooms	$28,999	$13,964	107.7%
Food and beverage	36,618	14,553	151.6%
Other hotel revenue	7,155	4,070	75.8%
Total revenue	72,772	32,587	123.3%
Operating expenses:
Rooms	11,559	7,350	57.3%
Food and beverage	22,503	12,460	80.6%
Other hotel expenses	21,107	15,463	36.5%
Management fees, net	1,254	450	178.7%
Depreciation and amortization	8,294	8,139	1.9%
Total operating expenses	64,717	43,862	47.5%
Performance metrics:
Occupancy	67.3%	35.4%	31.9	pts
ADR	$239.70	$219.63	9.1%
RevPAR	$161.43	$77.73	107.7%
Total RevPAR	$405.10	$181.40	123.3%

Gaylord Rockies Results. The results of Gaylord Rockies for the three months ended March 31, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2023	2022	Change
Revenues:
Rooms	$22,015	$11,294	94.9%
Food and beverage	35,394	16,321	116.9%
Other hotel revenue	6,638	7,172	(7.4)%
Total revenue	64,047	34,787	84.1%
Operating expenses:
Rooms	5,998	3,951	51.8%
Food and beverage	20,281	11,895	70.5%
Other hotel expenses	10,856	12,055	(9.9)%
Management fees, net	1,999	1,022	95.6%
Depreciation and amortization	14,045	22,648	(38.0)%
Total operating expenses	53,179	51,571	3.1%
Performance metrics:
Occupancy	69.9%	39.2%	30.7	pts
ADR	$233.09	$213.46	9.2%
RevPAR	$162.97	$83.61	94.9%
Total RevPAR	$474.10	$257.51	84.1%

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2023	2022	Change
Revenues	$67,280	$38,024	76.9%
Operating expenses	51,434	31,731	62.1%
Depreciation and amortization	5,265	3,552	48.2%
Operating income (1)	$10,581	$2,741	286.0%
(1)	Entertainment segment operating income does not include preopening costs of $0.2 million and $0.3 million in the three months ended March 31, 2023 and 2022, respectively. See discussion of this item below.

Revenues, operating expenses and depreciation and amortization increased in our Entertainment segment in the three months ended March 31, 2023, as compared to the prior year period, primarily due to Block 21, which we acquired in May 2022. Entertainment segment revenues also increased in the 2023 period, as compared to the 2022 period, due to increased revenue at the Grand Ole Opry primarily due to increased attendance. Entertainment segment operating expenses also increased in the 2023 period, as compared to the 2022 period, primarily from the operation of Block 21, as well as increased variable expenses associated with higher business levels.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2023	2022	Change
Operating expenses	$10,594	$9,557	10.9%
Depreciation and amortization	217	205	5.9%
Operating loss (1)	$(10,811)	$(9,762)	(10.7)%
(1)	Corporate segment operating expenses do not include a loss on sale of assets of $0.5 million in the three months ended March 31, 2022.

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses increased in the three months ended March 31, 2023, as compared to the prior year period, primarily as a result of an increase in employment expenses associated with the hiring of additional employees and increased wages to support the Company’s growth.

Operating Results – Preopening Costs

Preopening costs during the three months ended March 31, 2023 primarily include costs associated with Ole Red Las Vegas, which is expected to be completed in the fourth quarter of 2023. Preopening costs during the three months ended March 31, 2022 primarily include costs associated with Ole Red Nashville International Airport, which was completed in May 2022.

Operating Results –Loss on Sale of Assets

Loss on sale of assets during the three months ended March 31, 2022 includes the sale of a parcel of land in Nashville, Tennessee.

Non-Operating Results Affecting Net Income (Loss)

The following table summarizes the other factors which affected our net income (loss) for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2023	2022	Change
Interest expense	$42,528	$31,937	33.2%
Interest income	2,547	1,381	84.4%
Loss from unconsolidated joint ventures	(2,806)	(2,627)	(6.8)%
Other gains and (losses), net	(236)	447	(152.8)%
(Provision) benefit for income taxes	(1,633)	65	(2,612.3)%

Interest Expense

Interest expense increased $10.6 million during the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the new OEG Term Loan and the Block 21 CMBS loan.

Cash interest expense increased $9.9 million to $39.7 million in the three months ended March 31, 2023, as compared to the same period in 2022. Non-cash interest expense, which includes amortization and write-off of deferred financing costs and is offset by capitalized interest, increased $0.7 million to $2.9 million in the three months ended March 31, 2023, as compared to the same period in 2022.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 5.9% and 4.3% for the three months ended March 31, 2023 and 2022, respectively.

Interest Income

Interest income for the three months ended March 31, 2023 and 2022 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 7, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for the three months ended March 31, 2023 and 2022 represents our equity method share of losses associated with Circle.

Other Gains and (Losses), net

Other gains and (losses), net for the three months ended March 31, 2023 and 2022 represents various miscellaneous items.

(Provision) benefit for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended March 31, 2023 and 2022, we recorded an income tax (provision) benefit of $(1.6) million and $0.1 million, respectively, related to our TRSs.

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

FFO, Adjusted FFO, and Adjusted FFO available to common stockholders and unit holders Definition

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

To calculate Adjusted FFO available to common stockholders and unit holders, we then exclude, to the extent the following adjustments occurred during the periods presented:

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

FFO available to common stockholders and unit holders and Adjusted FFO available to common stockholders and unit holders exclude the ownership portion of the joint ventures not controlled or owned by the Company.

We believe that the presentation of FFO available to common stockholders and unit holders and Adjusted FFO available to common stockholders and unit holders provides useful information to investors regarding the performance of our ongoing operations because they are a measure of our operations without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of assets and certain other items, which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base than our ongoing operations. We also use these non-GAAP financial measures as measures in determining our results after considering the impact of our capital structure.

We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDAre, Adjusted EBITDAre, Excluding Noncontrolling Interest, FFO available to common stockholders and unit holders, and Adjusted FFO available to common stockholders and unit holders may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. These non-GAAP financial measures, and any related per share measures, should not be considered as alternative measures of our Net Income (Loss), operating performance, cash flow or liquidity. These non-GAAP financial measures may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that these non-GAAP financial measures can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to GAAP measures such as Net Income (Loss), Operating Income (Loss), or cash flow from operations.

The following is a reconciliation of our consolidated GAAP net income (loss) to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$60,994	$(24,797)
Interest expense, net	39,981	30,556
Provision (benefit) for income taxes	1,633	(65)
Depreciation and amortization	48,357	56,028
Loss on sale of assets	—	469
Pro rata EBITDAre from unconsolidated joint ventures	9	22
EBITDAre	150,974	62,213
Preopening costs	190	304
Non-cash lease expense	1,501	1,173
Equity-based compensation expense	3,739	3,786
Interest income on Gaylord National bonds	1,271	1,340
Transaction costs of acquisitions	—	178
Adjusted EBITDAre	157,675	68,994
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	(4,296)	—
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$153,379	$68,994

The following is a reconciliation of our consolidated GAAP net income (loss) to FFO and Adjusted FFO for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$60,994	$(24,797)
Noncontrolling interest in consolidated joint venture	763	—
Net income (loss) available to common stockholders and unit holders	61,757	(24,797)
Depreciation and amortization	48,326	55,997
Adjustments for noncontrolling interest	(1,580)	—
Pro rata adjustments from joint ventures	23	22
FFO available to common stockholders and unit holders	108,526	31,222
Right-of-use asset amortization	31	31
Non-cash lease expense	1,501	1,173
Loss on other assets	—	469
Amortization of deferred financing costs	2,674	2,229
Amortization of debt discounts and premiums	506	(73)
Adjustments for noncontrolling interest	(412)	—
Transaction costs of acquisitions	—	178
Deferred tax provision (benefit)	767	(415)
Adjusted FFO available to common stockholders and unit holders	$113,593	$34,814

Liquidity and Capital Resources

Cash Flows Provided By (Used In) Operating Activities. Historically, cash flow from operating activities has been the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the three months ended March 31, 2023, our net cash flows provided by operating activities were $31.7 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $119.3 million, partially offset by unfavorable changes in working capital of $87.6 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities primarily related to compensation and property tax accruals and an increase in accounts receivable due to a seasonal increase in group business, partially offset by an increase in advanced ticket sales at our OEG venues and an increase in advanced deposits at our Gaylord Hotels properties.

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

Cash Flows Used In Investing Activities. During the three months ended March 31, 2023, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $36.8 million, and consisted primarily of enhancements to the offerings at Block 21, the construction of Ole Red Las Vegas, enhancements at Gaylord Rockies to better position the property for our group customers, and ongoing maintenance capital expenditures for each of our existing properties.

During the three months ended March 31, 2022, our primary use of funds for investing activities were purchases of property and equipment, which totaled $9.7 million, and consisted primarily of a re-concepting of the food and beverage options at Gaylord National and ongoing maintenance capital expenditures for each of our existing properties.

Cash Flows Used In Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt, and the payment of cash dividends. During the three months ended March 31,

2023, our net cash flows used in financing activities were $13.9 million, primarily reflecting the payment of $14.0 million in cash dividends.

During the three months ended March 31, 2022, our net cash flows used in financing activities were $5.4 million.

Liquidity

At March 31, 2023, we had $318.5 million in unrestricted cash and $743.4 million available for borrowing in the aggregate under our revolving credit facility and the OEG revolving credit facility. During the three months ended March 31, 2023, we incurred capital expenditures of $36.8 million and paid $14.0 million in cash dividends. These changes, partially offset by the cash flows provided by operations discussed above, were the primary factors in the decrease in our cash balance from December 31, 2022 to March 31, 2023.

We anticipate investing in our operations during the remainder of 2023 by spending between approximately $175 million and $215 million in capital expenditures, which primarily includes enhancements at Gaylord Rockies to better position the property for our group customers, enhancements to the offerings at Block 21, the construction of Ole Red Las Vegas, and ongoing maintenance capital for each of our existing properties. In addition, we intend to contribute up to an additional $8.2 million in capital to the Circle joint venture for working capital needs. Further, our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually. Future dividends are subject to our board of directors’ future determinations as to amount and timing. We currently have no debt maturities until July 2023. We believe we will be able to refinance our debt agreements prior to their maturities, including extension options.

We believe that our cash on hand and cash flow from operations, together with amounts available for borrowing under each of our revolving credit facility and the OEG revolving credit facility, will be adequate to fund our general short-term commitments, as well as: (i) current operating expenses, (ii) interest expense on long-term debt obligations, (iii) financing lease and operating lease obligations, (iv) declared dividends and (v) the capital expenditures described above. Our ability to draw on our credit facility and the OEG revolving credit facility is subject to the satisfaction of provisions of the credit facility, as amended, and the OEG revolving credit facility, as applicable.

Our outstanding principal debt agreements are described below. At March 31, 2023, there were no defaults under the covenants related to our outstanding debt.

Principal Debt Agreements

Credit Facility. On October 31, 2019, we entered into a Sixth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, which amended and restated the Company’s existing credit facility. As amended, our credit facility consists of a $700.0 million senior secured revolving credit facility (the “Revolver”), prior to its repayment on June 16, 2022, a $300.0 million senior secured term loan A (the “Term Loan A”), and a $500.0 million senior secured term loan B (the “Term Loan B”).

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

The Credit Agreement was amended effective on the closing of the OEG Transaction to exclude OEG from negative covenants and certain restrictions related to certain equity issuances, investments, acquisitions, dispositions and indebtedness.

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated, and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Revolving Credit Facility. The maturity date of the Revolver is March 31, 2024, with two additional six-month extension options, at our election. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) LIBOR plus the applicable margin ranging from 1.40% to 1.95%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement) or (ii) a base rate as set forth in the Credit Agreement. At March 31, 2023, the interest rate on LIBOR-based borrowings under the Revolver is LIBOR plus 1.50%. Principal is payable in full at maturity.

At March 31, 2023, no amounts were outstanding under the Revolver, and the lending banks had issued $14.6 million of letters of credit under the Credit Agreement, which left $685.4 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $600 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”) and our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), which we met at March 31, 2023).

Term Loan B Facility. The Term Loan B has a maturity date of May 11, 2024. The applicable interest rate margins for borrowings under the Term Loan B are, at our option, either (i) LIBOR plus 2.00% or (ii) a base rate as set forth in the Credit Agreement. At March 31, 2023, the interest rate on the Term Loan B was LIBOR plus 2.00%. In October 2019, we entered into four interest rate swaps with a total notional amount of $350.0 million to fix the LIBOR portion of the interest rate, at rates between 1.2235% and 1.2315%, through May 11, 2023. We have designated these interest rate swaps as effective cash flow hedges. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At March 31, 2023, $370.0 million in borrowings were outstanding under the Term Loan B.

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

$800 Million Term Loan (Gaylord Rockies). On July 2, 2019, Aurora Convention Center Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (“Tenant” and collectively, with Hotel Owner, the “Loan Parties”), subsidiaries of the entities that comprised the joint venture that owned Gaylord Rockies (the “Gaylord Rockies joint venture”), entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced the Gaylord Rockies joint venture’s existing $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility, matures July 2, 2023 with three, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan. We have fulfilled the necessary requirements to exercise the first of these extension options. The Gaylord Rockies Loan bears interest at

LIBOR plus 2.50% and, simultaneous with closing, the Gaylord Rockies joint venture entered into an interest rate swap to fix the LIBOR portion of the interest rate at 1.65% for the first three years of the loan. Additionally, we have entered into an additional interest rate swap to fix the LIBOR portion of the interest rate at 3.3410% for the fourth year of the loan. We have designated these interest rate swaps as effective cash flow hedges.

The Gaylord Rockies Loan is secured by a deed of trust lien on the Gaylord Rockies real estate and related assets. We have entered into limited repayment and carry guaranties that, in the aggregate, guarantee repayment of 10% of the principal debt, together with interest and operating expenses, which are to be released once Gaylord Rockies achieves a certain debt service coverage threshold as defined in the Gaylord Rockies Loan. Generally, the Gaylord Rockies Loan is non-recourse to the Company, subject to (i) those limited guaranties and (ii) customary non-recourse carve-outs.

On June 30, 2020, the Loan Parties entered into Amendment No. 1 (the “Loan Amendment”) to the Gaylord Rockies Loan, by and among the Loan Parties, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto.

The Loan Amendment modified the Gaylord Rockies Loan to (i) provide for the ability to use cash for certain purposes, even during a Cash Sweep Period (as defined in the Loan Agreement) and (ii) provide favorable changes to the debt service coverage ratio provisions.

The Loan Amendment includes restrictions on distributions to our subsidiaries that own Gaylord Rockies.

OEG Credit Agreement. On June 16, 2022, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a credit agreement (the “OEG Credit Agreement”) among OEG Borrower, as borrower, OEG Finance, certain subsidiaries of OEG Borrower from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million (the “OEG Revolver”). The OEG Term Loan matures on June 16, 2029 and the OEG Revolver matures on June 16, 2027. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 4.00% or (b) Adjusted Term SOFR plus 5.00% (all as specifically more described in the OEG Credit Agreement). The OEG Revolver bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 3.75% or (b) Adjusted Term SOFR plus 4.75%, which shall be subject to reduction in the applicable margin based upon OEG’s First Lien Leverage Ratio (all as specifically more described in the OEG Credit Agreement). The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21 and Circle, as more specifically described in the OEG Credit Agreement) and include customary financial covenants and restrictions. The net proceeds we received from the OEG Term Loan were used to repay the outstanding balance of our former $300 million Term Loan A. At March 31, 2023, $7.0 million was outstanding under the OEG Revolver.

Block 21 CMBS Loan. At the closing of the purchase of Block 21 on May 31, 2022, a subsidiary of the Company a assumed the $136 million, ten-year, non-recourse term loan secured by a mortgage on Block 21 (the “Block 21 CMBS Loan”). The Block 21 CMBS Loan has a fixed interest rate of 5.58% per annum, payable monthly, matures January 5, 2026, and payments are due monthly based on a 30-year amortization.

The Block 21 CMBS Loan contains customary financial covenants and other restrictions, including sponsor net worth and liquidity requirements, and debt service coverage ratio targets that Block 21 must meet in order to avoid a “Trigger Period,” the occurrence of which does not constitute a default. During a Trigger Period, any cash generated in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves will not be distributed to Block 21. Block 21 was in a Trigger Period as of our purchase date but exited the Trigger Period in the first quarter of 2023.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at March 31, 2023 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2027 are $474.7 million. These estimated obligations are $100.6 million for the remainder of 2023, $106.6 million in 2024, $96.7 million in 2025, $89.2 million in 2026, and $81.6 million in 2027. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the interest we paid during 2022, 2021 and 2020.

Inflation

Inflation has had a more meaningful impact on our business during recent periods than in historical periods. However, favorable occupancy, ADR and outside-the-room spend in our Hospitality segment and business levels in our Entertainment segment have reduced the impact of increased operating costs, including increased wages and food and beverage costs, on our financial position and results of operations. We continue to monitor inflationary pressures and may need to consider potential mitigation actions in future periods. A prolonged inflationary environment could adversely affect our operating costs, customer spending and bookings, and our financial results.

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

March 31,
2023
Net receivables due from non-guarantor subsidiaries	$21,361
Other assets	1,655,854
Total assets	$1,677,215

Total liabilities	$1,835,480
Total noncontrolling interest	$766

Three Months Ended
March 31, 2023
Revenues from non-guarantor subsidiaries	$106,475
Operating expenses (excluding expenses to non-guarantor subsidiaries)	30,604
Expenses to non-guarantor subsidiaries	3,563
Operating income	72,308
Interest income from non-guarantor subsidiaries	831
Net income	52,922
Net income available to common stockholders	53,515

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, credit losses on financial assets, depreciation and amortization, income taxes, pension plans, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no newly identified critical accounting policies in the first three months of 2023, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative market risks since December 31, 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to certain litigation in the ordinary course, as described in Note 14, “Commitments and Contingencies,” to our condensed consolidated financial statements included herein and which our management deems will not have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Selling Plan

Colin V. Reed, Executive Chairman of the Board of Directors, entered into a pre-arranged stock selling plan on March 1, 2023. Mr. Reed’s plan provides for the sale of up to 109,089 shares of the Company’s common stock between May 30, 2023 and December 5, 2023. Sales of the shares of the Company’s common stock set forth in Mr. Reed’s trading plan, if any, will be made at or above a specified market price, which price is in excess of the market price of the Company’s common stock immediately prior to this filing. Mr. Reed’s trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Second Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 24, 2023).

10.1*#†	Form of Restricted Stock Unit Award Agreement with respect to time-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan.

10.2*#††	Form of Restricted Stock Unit Award Agreement with respect to performance-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan.

22	List of Parent and Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023).

31.1*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Jennifer Hutcheson pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Mark Fioravanti and Jennifer Hutcheson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Equity (Deficit) (unaudited) for the three months ended March 31, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

#	Management contract or compensatory plan or arrangement.
†

Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The Company will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the Securities and Exchange Commission or its staff upon request.

††

Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The Company will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: May 4, 2023	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Executive Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer