Form 10-Q
period 2023-06-30
Ryman Hospitality Properties, Inc.
filed 2023-08-04
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2023
Common Stock, par value $.01	59,706,488 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2023

INDEX

Page

Part I - Financial Information	3

Item 1. Financial Statements.	3

Condensed Consolidated Balance Sheets (Unaudited) – June 30, 2023 and December 31, 2022	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) - For the Three and Six Months Ended June 30, 2023 and 2022	4

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Six Months Ended June 30, 2023 and 2022	5

Condensed Consolidated Statements of Equity (Deficit) and Noncontrolling Interest (Unaudited) - For the Three and Six Months Ended June 30, 2023 and 2022	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	48

Item 4. Controls and Procedures.	48

Part II - Other Information	48

Item 1. Legal Proceedings.	48

Item 1A. Risk Factors.	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	49

Item 3. Defaults Upon Senior Securities.	49

Item 4. Mine Safety Disclosures.	49

Item 5. Other Information.	49

Item 6. Exhibits.	50

SIGNATURES	52

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30,	December 31,
	2023	2022
ASSETS:
Property and equipment, net	$3,931,077	$3,171,708
Cash and cash equivalents - unrestricted	508,344	334,194
Cash and cash equivalents - restricted	105,565	110,136
Notes receivable, net	65,532	67,628
Trade receivables, net	105,209	116,836
Prepaid expenses and other assets	146,359	134,170
Intangible assets, net	128,569	105,951
Total assets	$4,990,655	$4,040,623

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$3,380,063	$2,862,592
Accounts payable and accrued liabilities	347,087	385,159
Dividends payable	60,972	14,121
Deferred management rights proceeds	165,935	167,495
Operating lease liabilities	127,687	125,759
Deferred income tax liabilities, net	16,346	12,915
Other liabilities	66,200	64,824
Total liabilities	4,164,290	3,632,865
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	327,649	311,857
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 59,692 and 55,167 shares issued and outstanding, respectively	597	552
Additional paid-in capital	1,488,329	1,102,733
Treasury stock of 648 and 648 shares, at cost	(18,467)	(18,467)
Distributions in excess of retained earnings	(952,941)	(978,619)
Accumulated other comprehensive loss	(19,639)	(10,923)
Total stockholders' equity	497,879	95,276
Noncontrolling interest in Operating Partnership	837	625
Total equity	498,716	95,901
Total liabilities and equity	$4,990,655	$4,040,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Rooms	$168,492	$161,506	$329,743	$263,099
Food and beverage	197,908	188,083	413,712	300,199
Other hotel revenue	51,285	52,213	98,669	99,615
Entertainment	87,158	68,402	154,438	106,426
Total revenues	504,843	470,204	996,562	769,339

Operating expenses:
Rooms	40,272	41,238	82,331	71,374
Food and beverage	107,026	97,489	222,207	168,818
Other hotel expenses	104,590	99,284	207,649	185,927
Management fees, net	15,418	11,202	30,613	16,266
Total hotel operating expenses	267,306	249,213	542,800	442,385
Entertainment	57,088	45,670	108,522	77,401
Corporate	9,885	12,417	20,479	21,974
Preopening costs	67	221	257	525
Loss on sale of assets	—	—	—	469
Depreciation and amortization	48,257	56,715	96,614	112,743
Total operating expenses	382,603	364,236	768,672	655,497

Operating income	122,240	105,968	227,890	113,842
Interest expense	(49,179)	(33,958)	(91,707)	(65,895)
Interest income	5,318	1,379	7,865	2,760
Loss on extinguishment of debt	(2,252)	(1,547)	(2,252)	(1,547)
Loss from unconsolidated joint ventures	(2,153)	(3,001)	(4,959)	(5,628)
Other gains and (losses), net	(287)	(283)	(523)	164
Income before income taxes	73,687	68,558	136,314	43,696
Provision for income taxes	(3,544)	(17,634)	(5,177)	(17,569)
Net income	70,143	50,924	131,137	26,127

Net income attributable to noncontrolling interest in consolidated joint venture	(3,134)	(280)	(2,371)	(280)
Net income attributable to noncontrolling interest in Operating Partnership	(466)	(360)	(903)	(184)
Net income available to common stockholders	$66,543	$50,284	$127,863	$25,663

Basic income per share available to common stockholders	$1.18	$0.91	$2.29	$0.47
Diluted income per share available to common stockholders	$1.15	$0.91	$2.17	$0.46

Comprehensive income, net of taxes	$67,719	$49,626	$122,421	$34,815
Comprehensive income, net of taxes, attributable to noncontrolling interest in consolidated joint venture	(3,712)	(280)	(2,727)	(280)
Comprehensive income, net of taxes, attributable to noncontrolling interest in Operating Partnership	(454)	(351)	(846)	(246)
Comprehensive income, net of taxes, available to common stockholders	$63,553	$48,995	$118,848	$34,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$131,137	$26,127
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision for deferred income taxes	3,431	295
Depreciation and amortization	96,614	112,743
Amortization of deferred financing costs	5,307	4,538
Loss from unconsolidated joint ventures	4,959	5,628
Stock-based compensation expense	7,540	7,440
Changes in:
Trade receivables	26,369	(49,250)
Accounts payable and accrued liabilities	(66,046)	23,934
Other assets and liabilities	6,191	(3,842)
Net cash flows provided by operating activities	215,502	127,613

Cash Flows from Investing Activities:
Purchases of property and equipment	(78,173)	(24,715)
Collection of notes receivable	2,143	2,381
Purchase of Hill Country, net of cash acquired	(791,466)	—
Purchase of Block 21, net of cash acquired	—	(93,992)
Investment in Circle	(8,000)	(6,000)
Other investing activities, net	(10,004)	730
Net cash flows used in investing activities	(885,500)	(121,596)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	—	(190,000)
Borrowings under term loan B	500,000	—
Repayments under term loan A	—	(300,000)
Repayments under term loan B	(376,250)	(2,500)
Borrowings under OEG revolving credit facility	7,000	—
Borrowings under OEG term loan	—	288,000
Repayments under OEG term loan	(1,500)	—
Repayments under Block 21 CMBS loan	(1,373)	(205)
Issuance of senior notes	400,000	—
Deferred financing costs paid	(23,679)	(14,750)
Issuance of common stock, net	395,444	—
Sale of noncontrolling interest in OEG	—	286,489
Payment of dividends	(55,746)	(284)
Payment of tax withholdings for share-based compensation	(4,180)	(3,885)
Other financing activities, net	(139)	(113)
Net cash flows provided by financing activities	839,577	62,752

Net change in cash, cash equivalents, and restricted cash	169,579	68,769
Cash, cash equivalents, and restricted cash, beginning of period	444,330	163,000
Cash, cash equivalents, and restricted cash, end of period	$613,909	$231,769

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$508,344	$179,230
Cash and cash equivalents - restricted	105,565	52,539
Cash, cash equivalents, and restricted cash, end of period	$613,909	$231,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in	Total	Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Equity	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	(Deficit)	Joint Venture
BALANCE, December 31, 2022	$552	$1,102,733	$(18,467)	$(978,619)	$(10,923)	$95,276	$625	$95,901	$311,857
Net income (loss)	—	—	—	61,320	—	61,320	437	61,757	(763)
Adjustment of noncontrolling interest to redemption value	—	(8,659)	—	—	—	(8,659)	—	(8,659)	8,659
Other comprehensive loss, net of income taxes	—	—	—	—	(6,292)	(6,292)	—	(6,292)	—
Payment of dividends ($0.75 per share)	—	106	—	(41,900)	—	(41,794)	(296)	(42,090)	—
Restricted stock units and stock options surrendered	1	(4,080)	—	—	—	(4,079)	—	(4,079)	—
Equity-based compensation expense	—	3,739	—	—	—	3,739	—	3,739	—
BALANCE, March 31, 2023	$553	$1,093,839	$(18,467)	$(959,199)	$(17,215)	$99,511	$766	$100,277	$319,753
Net income	—	—	—	66,543	—	66,543	466	67,009	3,134
Adjustment of noncontrolling interest to redemption value	—	(4,762)	—	—	—	(4,762)	—	(4,762)	4,762
Other comprehensive loss, net of income taxes	—	—	—	—	(2,424)	(2,424)	—	(2,424)
Issuance of common stock, net	44	395,400	—	—	—	395,444	—	395,444	—
Payment of dividends ($1.00 per share)	—	154	—	(60,285)	—	(60,131)	(395)	(60,526)	—
Restricted stock units and stock options surrendered	—	(103)	—	—	—	(103)	—	(103)	—
Equity-based compensation expense	—	3,801	—	—	—	3,801	—	3,801	—
BALANCE, June 30, 2023	$597	$1,488,329	$(18,467)	$(952,941)	$(19,639)	$497,879	$837	$498,716	$327,649

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in	Total	Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Equity	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity (Deficit)	Partnership	(Deficit)	Joint Venture
BALANCE, December 31, 2021	$551	$1,112,867	$(18,467)	$(1,088,105)	$(29,080)	$(22,234)	$(159)	$(22,393)	$—
Net loss	—	—	—	(24,621)	—	(24,621)	(176)	(24,797)	—
Other comprehensive income, net of income taxes	—	—	—	—	9,986	9,986	—	9,986	—
Restricted stock units and stock options surrendered	—	(3,761)	—	—	—	(3,761)	—	(3,761)	—
Equity-based compensation expense	—	3,786	—	—	—	3,786	—	3,786	—
BALANCE, March 31, 2022	$551	$1,112,892	$(18,467)	$(1,112,726)	$(19,094)	$(36,844)	$(335)	$(37,179)	$—
Net income	—	—	—	50,284	—	50,284	360	50,644	280
Other comprehensive loss, net of income taxes	—	—	—	—	(1,298)	(1,298)	—	(1,298)	—
Sale of noncontrolling interest in OEG	—	(9,467)	—	—	—	(9,467)	—	(9,467)	295,956
Restricted stock units and stock options surrendered	1	(124)	—	—	—	(123)	—	(123)	—
Equity-based compensation expense	—	3,654	—	—	—	3,654	—	3,654	—
BALANCE, June 30, 2022	$552	$1,106,955	$(18,467)	$(1,062,442)	$(20,392)	$6,206	$25	$6,231	$296,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION:

On January 1, 2013, Ryman Hospitality Properties, Inc. (“Ryman”) and its subsidiaries (collectively with Ryman, the “Company”) began operating as a real estate investment trust (“REIT”) for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These five resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). The Company’s other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National, and effective June 30, 2023, the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”). See Note 2, “JW Marriott Hill Country Transaction” for further disclosure.

The Company also owns a controlling 70% equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group, which the Company reports as its Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; two Nashville-based assets – the Wildhorse Saloon and the General Jackson Showboat; and as of May 31, 2022, Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”). See Note 3, “Block 21 Transaction,” for further disclosure regarding Block 21. Opry Entertainment Group also owns a 50% interest in a joint venture that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”).

As further disclosed in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, on June 16, 2022, the Company and certain of its subsidiaries, including OEG Attractions Holdings, LLC (“OEG”), which directly or indirectly owns the assets that comprise the Company’s Entertainment segment, consummated the transactions contemplated by an investment agreement with Atairos Group, Inc. (“Atairos”) and A-OEG Holdings, LLC, an affiliate of Atairos (the “OEG Investor”), pursuant to which OEG issued and sold to the OEG Investor, and the OEG Investor acquired, 30% of the equity interests of OEG for approximately $296.0 million (the “OEG Transaction”). The Company retains a controlling 70% equity interest in OEG and continues to consolidate the assets, liabilities and results of operations of OEG in the accompanying condensed consolidated financial statements. The portion of OEG that the Company does not own is recorded as noncontrolling interest in consolidated joint venture, which is classified as mezzanine equity in the accompanying condensed consolidated balance sheet, and any adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statement of equity (deficit) and noncontrolling interest. See Note 5, “Income Per Share,” for further disclosure.

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

Newly Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The guidance in ASU 2020-04 is optional, effective immediately, and may be elected over time as reference rate reform activities occur generally through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform – Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”), which extends the transition period for the shift from LIBOR to December 2024. The Company has now converted all of its LIBOR-indexed debt and derivatives to SOFR-based indexes. For all derivatives in hedge accounting relationships, the Company utilized the elective relief in ASU 2020-04 and ASU 2022-06 that allows for the continuation of hedge accounting through the transition process.

2. JW MARRIOTT HILL COUNTRY TRANSACTION:

On June 30, 2023, the Company purchased JW Marriott Hill Country for approximately $800 million. Located amid approximately 600 acres in the Texas Hill Country region outside of San Antonio, JW Marriott Hill Country, which opened in 2010, is a premier group-oriented resort with 1,002 rooms and 268,000 total square feet of indoor and outdoor meeting and event space. The resort’s amenities include a 26,000 square foot spa; eight food and beverage outlets; a 9-acre water experience; and TPC San Antonio, which features two 18-hole golf courses. The Company funded the purchase price with approximately $395 million in net proceeds of an underwritten registered public offering of approximately 4.4 million shares of the Company’s common stock (see Note 16, “Equity”), approximately $393 million in net proceeds of a private placement of $400 million aggregate principal amount of 7.25% senior notes due 2028 (see Note 9, “Debt”) and cash on hand. JW Marriott Hill Country assets are reflected in the Company’s Hospitality segment beginning June 30, 2023.

The Company performed a valuation of the fair value of the acquired assets and liabilities as of June 30, 2023. The valuations of the various components of property and equipment were determined principally based on the cost approach, which uses assumptions regarding replacement values from established indices. The valuation of intangible assets was based on various methods to evaluate the values of advanced bookings previously received for the hotel and the values of golf memberships and water rights for the golf course. The Company considers each of these estimates as Level 3 fair value measurements.

The Company determined that the acquisition represents an asset acquisition and has capitalized transaction costs and allocated the purchase price to the relative fair values of assets, intangibles acquired and liabilities assumed, adjusted for working capital adjustments as set forth in the purchase agreement and transaction costs, in the Company’s balance sheet at June 30, 2023 as follows (amounts in thousands):

Property and equipment	$772,821
Cash and cash equivalents - unrestricted	12,690
Cash and cash equivalents - restricted	5,477
Trade receivables	14,743
Prepaid expenses and other assets	3,953
Intangible assets	25,097
Total assets acquired	834,781
Accounts payable and accrued liabilities	(25,148)
Total liabilities assumed	(25,148)
Net assets acquired	$809,633

3. BLOCK 21 TRANSACTION:

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

During the first quarter of 2023, the Company concluded its valuation of the fair value of the acquired assets and liabilities as of May 31, 2022, and no significant changes were made to the provisional amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Hotel group rooms	$120,334	$110,464	$240,847	$172,942
Hotel transient rooms	48,158	51,042	88,896	90,157
Hotel food and beverage - banquets	138,662	130,510	299,161	203,334
Hotel food and beverage - outlets	59,246	57,573	114,551	96,865
Hotel other	51,285	52,213	98,669	99,615
Entertainment admissions/ticketing	34,103	26,733	56,259	42,282
Entertainment food and beverage	28,641	24,036	52,707	38,397
Entertainment produced content	960	1,091	2,094	2,559
Entertainment retail and other	23,454	16,542	43,378	23,188
Total revenues	$504,843	$470,204	$996,562	$769,339

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Gaylord Opryland	$110,475	$105,497	$222,281	$179,016
Gaylord Palms	73,829	68,289	158,375	128,137
Gaylord Texan	81,479	77,665	167,877	134,301
Gaylord National	77,014	72,223	149,786	104,810
Gaylord Rockies	67,127	70,755	131,174	105,542
AC Hotel	3,401	3,261	5,612	4,868
Inn at Opryland and other	4,360	4,112	7,019	6,239
Total Hospitality segment revenues	$417,685	$401,802	$842,124	$662,913

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee and Austin, Texas.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms and advanced ticketing at its OEG venues. At June 30, 2023 and December 31, 2022, the Company had $161.7 million and $136.5 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2022, approximately $87.7 million was recognized in revenue during the six months ended June 30, 2023.

5. INCOME PER SHARE:

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income available to common stockholders	$66,543	$50,284	$127,863	$25,663
Net income attributable to noncontrolling interest in consolidated joint venture	3,134	280	2,371	—
Net income available to common stockholders - if-converted method	$69,677	$50,564	$130,234	$25,663

Denominator:
Weighted average shares outstanding - basic	56,329	55,150	55,759	55,118
Effect of dilutive stock-based compensation	232	170	256	203
Effect of dilutive put rights	3,928	542	3,958	—
Weighted average shares outstanding - diluted	60,489	55,862	59,973	55,321

Basic income per share available to common stockholders	$1.18	$0.91	$2.29	$0.47
Diluted income per share available to common stockholders	$1.15	$0.91	$2.17	$0.46

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

The operating partnership units (“OP Units”) held by the noncontrolling interest holders in RHP Hotel Properties, LP (the “Operating Partnership”) have been excluded from the denominator of the diluted income per share calculation for the three and six months ended June 30, 2023 and 2022 as there would be no effect on the calculation of diluted income per share because the income attributable to the OP Units held by the noncontrolling interest holders would also be subtracted to derive net income available to common stockholders.

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

Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2022	$(18,021)	$(3,087)	$10,185	$(10,923)
Gains arising during period	—	—	1,467	1,467
Amounts reclassified from accumulated other comprehensive loss	(131)	104	(10,156)	(10,183)
Net other comprehensive income (loss)	(131)	104	(8,689)	(8,716)
Balance, June 30, 2023	$(18,152)	$(2,983)	$1,496	$(19,639)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2021	$(16,419)	$(3,298)	$(9,363)	$(29,080)
Gains (losses) arising during period	(6,437)	—	8,189	1,752
Amounts reclassified from accumulated other comprehensive loss	707	105	6,124	6,936
Net other comprehensive income (loss)	(5,730)	105	14,313	8,688
Balance, June 30, 2022	$(22,149)	$(3,193)	$4,950	$(20,392)

7. PROPERTY AND EQUIPMENT:

Property and equipment, including right-of-use finance lease assets, at June 30, 2023 and December 31, 2022 is recorded at cost (except for right-of-use finance lease assets) and summarized as follows (in thousands):

	June 30,	December 31,
	2023	2022
Land and land improvements	$592,113	$443,469
Buildings	4,363,387	3,785,968
Furniture, fixtures and equipment	1,112,397	1,015,078
Right-of-use finance lease assets	1,613	1,613
Construction-in-progress	78,690	50,312
	6,148,200	5,296,440
Accumulated depreciation and amortization	(2,217,123)	(2,124,732)
Property and equipment, net	$3,931,077	$3,171,708

8. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $65.5 million and $67.6 million at June 30, 2023 and December 31, 2022, respectively, net of credit loss reserve of $38.0 million at each of June 30, 2023 and December 31, 2022. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

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

During each of the three months ended June 30, 2023 and 2022, the Company recorded interest income of $1.3 million on these bonds. During the six months ended June 30, 2023 and 2022, the Company recorded interest income of $2.5 million and $2.7 million, respectively, on these bonds. The Company received payments of $4.7 million and $5.1 million during the six months ended June 30, 2023 and 2022, respectively, relating to these bonds. At June 30, 2023 and December 31, 2022, before consideration of the credit loss reserve, the Company had accrued interest receivable related to these bonds of $41.1 million and $41.0 million, respectively.

9. DEBT:

The Company’s debt and finance lease obligations at June 30, 2023 and December 31, 2022 consisted of (in thousands):

	June 30,	December 31,
	2023	2022
$700M Revolving Credit Facility, interest at SOFR plus 1.50%, maturing May 18, 2027	$—	$—
$500M Term Loan B, interest at SOFR plus 2.75%, maturing May 18, 2030	498,750	371,250
$400M Senior Notes, interest at 7.25%, maturing July 15, 2028	400,000	—
$600M Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	600,000
$700M Senior Notes, interest at 4.75%, maturing October 15, 2027	700,000	700,000
$800M Gaylord Rockies Term Loan, interest at SOFR plus 2.50%, maturing July 2, 2024	800,000	800,000
$300M OEG Term Loan, interest at SOFR plus 5.00%, maturing June 16, 2029	297,750	299,250
$65M OEG Revolver, interest at SOFR plus 4.75%, maturing June 16, 2027	7,000	—
Block 21 CMBS Loan, interest at 5.58%, maturing January 5, 2026	133,263	134,636
Finance lease obligations	744	685
Unamortized deferred financing costs	(41,998)	(30,482)
Unamortized discounts and premiums, net	(15,446)	(12,747)
Total debt	$3,380,063	$2,862,592

Amounts due within one year of the balance sheet date consist of the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, amortization payments for the $300 million OEG term loan of 1.0% of the original principal balance, and amortization of the Block 21 CMBS loan based on a 30-year amortization. The Gaylord Rockies term loan has two, one-year extension options remaining, subject to certain requirements in the Gaylord Rockies term loan.

At June 30, 2023, there were no defaults under the covenants related to the Company’s outstanding debt.

Credit Facility

On May 18, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as a guarantor, its subsidiary RHP Hotel Properties, LP (the “Borrower”), as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

The Credit Agreement provides a $700 million revolving credit facility (the “Revolver”) and $500 million term loan B (the “Term Loan B”), as well as an accordion feature that will allow Borrower to increase the facilities following the closing date by an aggregate total of up to $475 million, which may be allocated between the Revolver and the Term Loan B at the option of the Borrower. The Revolver replaced the Company’s previous $700 million revolving credit facility, and a portion of the proceeds of the Term Loan B were used to repay in full the approximately $370 million balance of the Company’s previous term loan B. The Revolver was undrawn at closing.

Borrowings under the Revolver under the Credit Agreement bear interest at an annual rate equal to, at the Company’s option, either (i) Adjusted Term SOFR plus the applicable margin ranging from 1.40% to 2.00%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Credit Agreement), (ii) Adjusted Daily Simple SOFR plus the applicable margin ranging from 1.40% to 2.00%, dependent upon the Company’s funded debt to total asset value ratio (as defined in the Credit Agreement) or (iii) a base rate as set forth in the Credit Agreement plus the applicable margin ranging from 0.40% to 1.00%, dependent upon the Company’s funded debt to total asset value ratio

(as defined in the Credit Agreement). Borrowings under the Term Loan B bear interest at an annual rate equal to, at the Company’s option, (i)  Term SOFR plus 2.75%, (ii)  Daily Simple SOFR plus 2.75% or (iii) a base rate as set forth in the Credit Agreement plus 1.75%. The Revolver matures on May 18, 2027, with the option to extend the maturity date for a maximum of one additional year through either (i) a single 12-month extension option or (ii) two individual 6-month extensions, and the Term Loan B matures on May 18, 2030.

The Revolver and the Term Loan B are subject to certain events of default which can be triggered by failing to meet customary financial covenants. If an event of default shall occur and be continuing, the principal amount outstanding under the Revolver and Term Loan B, together with all accrued and unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

$400 Million 7.25% Senior Notes due 2028

On June 22, 2023, the Operating Partnership and RHP Finance Corporation (collectively, the “issuing subsidiaries”) completed the private placement of $400.0 million in aggregate principal amount of 7.25% senior notes due 2028 (the “$400 Million 7.25% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement.

The $400 Million 7.25% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $400 Million 7.25% Senior Notes have a maturity date of July 15, 2028 and bear interest at 7.25% per annum, payable semi-annually in cash in arrears on January 15 and July 15 each year, beginning on January 15, 2024. The $400 Million 7.25% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the Company’s $700 million in aggregate principal amount of 4.75% senior notes due 2027 and $600 million in aggregate principal amount of 4.50% senior notes due 2029, and senior in right of payment to future subordinated indebtedness, if any.

The $400 Million 7.25% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 7.25% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 7.25% Senior Notes.

The net proceeds from the issuance of the $400 Million 7.25% Senior Notes totaled approximately $393 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used these proceeds to pay a portion of the purchase price for JW Marriott Hill Country discussed in Note 2.

The $400 Million 7.25% Senior Notes are redeemable before July 15, 2025, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $400 Million 7.25% Senior Notes will be redeemable, in whole or in part, at any time on or after July 15, 2025 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.625%, 101.813%, and 100.000% beginning on July 15 of 2025, 2026, and 2027, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

Interest Rate Derivatives

The Company has entered into or previously entered into interest rate swaps to manage interest rate risk associated with the Company’s previous term loan B, the Gaylord Rockies $800 million term loan and the $300 million OEG term loan. Each swap has been designated as a cash flow hedge whereby the Company receives variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount. The Company does not use derivatives for trading or speculative purposes and currently does not hold any derivatives that are not designated as hedges.

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $2.2 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next twelve months.

The estimated fair value of the Company’s derivative financial instruments at June 30, 2023 and December 31, 2022 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	June 30,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2023	2022
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$87,500	$-	$1,096
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	87,500	-	1,096
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	87,500	-	1,096
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	87,500	-	1,093
Gaylord Rockies Term Loan	Interest Rate Swap	3.3410%	1-month LIBOR	August 1, 2023	800,000	1,276	6,969
Gaylord Rockies Term Loan (1)	Interest Rate Swap	5.2105%	Daily SOFR	July 2, 2024	800,000	197	-
OEG Term Loan	Interest Rate Swap	4.5330%	3-month SOFR	December 18, 2025	100,000	23	(1,164)
						$1,496	$10,186
(1)	Interest rate swap is effective August 1, 2023.

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

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI			Reclassified from Accumulated
	on Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	June 30,		Accumulated OCI	June 30,
	2023	2022	into Income (Expense)	2023	2022
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$2,477	$2,119	Interest expense	$4,888	$(2,175)
Total derivatives	$2,477	$2,119		$4,888	$(2,175)

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from Accumulated
	Derivative		Location of Gain (Loss)	OCI into Income (Expense)
	Six Months Ended		Reclassified from	Six Months Ended
	June 30,		Accumulated OCI	June 30,
	2023	2022	into Income (Expense)	2023	2022
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$1,467	$8,189	Interest expense	$10,156	$(6,124)
Total derivatives	$1,467	$8,189		$10,156	$(6,124)

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended June 30, 2023 and 2022 was $49.2 million and $34.0 million, respectively, and for the six months ended June 30, 2023 and 2022 was $91.7 million and $65.9 million, respectively.

As of June 30, 2023, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

The Company’s lease costs for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$4,431	$3,809	$9,088	$7,345
Finance lease cost:
Amortization of right-of-use assets	30	30	61	61
Interest on lease liabilities	6	10	12	18
Net lease cost	$4,467	$3,849	$9,161	$7,424

Future minimum lease payments under non-cancelable leases at June 30, 2023 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$9,176	$194
Year 2	9,112	106
Year 3	8,957	81
Year 4	8,986	49
Year 5	9,002	47
Years thereafter	560,604	451
Total future minimum lease payments	605,837	928
Less amount representing interest	(478,150)	(184)
Total present value of minimum payments	$127,687	$744

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	43.5	years
Finance leases	10.5	years
Weighted-average discount rate:
Operating leases	7.0%
Finance leases	3.7%

12. STOCK PLANS:

During the six months ended June 30, 2023, the Company granted 0.2 million restricted stock units with a weighted-average grant date fair value of $87.13 per unit. There were 0.6 million restricted stock units outstanding at each of June 30, 2023 and December 31, 2022.

Compensation expense for the Company’s stock-based compensation plans was $3.8 million and $3.7 million for the three months ended June 30, 2023 and 2022, respectively, and $7.5 million and $7.4 million for the six months ended June 30, 2023 and 2022, respectively

13. PENSION PLANS:

Net periodic pension expense reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest cost	$825	$540	$1,650	$1,066
Expected return on plan assets	(729)	(1,031)	(1,459)	(2,062)
Amortization of net actuarial loss	228	223	456	423
Net settlement loss	—	853	—	853
Total net periodic pension expense	$324	$585	$647	$280

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

For the three months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $3.5 million and $17.6 million, respectively, related to its TRSs. For the six months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $5.2 million and $17.6 million, respectively, related to its TRSs. The decrease in the income tax provision for the three and six months ended June 30, 2023, as compared to the same periods in the prior year, primarily relates to a decrease in income at the Company’s TRSs.

At June 30, 2023 and December 31, 2022, the Company had no unrecognized tax benefits.

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

In April 2019, a subsidiary of the Company acquired a 50% equity interest in Circle and has made capital contributions of $39.0 million through June 30, 2023. In addition, the Company intends to contribute up to an additional $4.2 million through December 31, 2023 for working capital needs. The Company accounts for its investment in this joint venture under the equity method of accounting.

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

16. EQUITY

Equity Offering

In June 2023, the Company completed an underwritten public offering of approximately 4.4 million shares of its common stock, par value $0.01 per share, at a price to the public of $93.25 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses paid by the Company, were approximately $395 million. The Company used these proceeds to pay a portion of the purchase price for JW Marriott Hill Country discussed in Note 2.

Dividends

On February 23, 2023, the Company’s board of directors declared the Company’s first quarter 2023 cash dividend in the amount of $0.75 per share of common stock, or an aggregate of approximately $41.7 million in cash, which was paid on April 17, 2023 to stockholders of record as of the close of business on March 31, 2023. On May 3, 2023, the Company’s board of directors declared the Company’s second quarter 2023 cash dividend in the amount of $1.00 per share of common stock, or an aggregate of approximately $60.1 million in cash, which was paid on July 17, 2023 to stockholders of record as of the close of business on June 30, 2023. Any future dividend is subject to the Company’s board of directors’ determination as to the amount of distributions and the timing thereof.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At June 30, 2023, 0.4 million outstanding OP Units, or less than 1% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheets. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

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

Under the ATM Agreement, the Company will set the parameters for the sale of the Shares, including the number of the Shares to be issued, the time period during which sales are requested to be made, limitation on the number of the Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Each Sales Agent will use its commercially reasonable efforts, consistent with its normal trading and sales practices, to sell such Shares up to the amount specified, and otherwise in accordance with mutually agreed terms between the Sales Agent and the Company. Neither the Company nor any of the Sales Agents are obligated to sell any specific number or dollar amount of Shares under the ATM Agreement. The Sales Agents will be paid a commission of up to 2.0% of the gross sales price from the sale of any Shares. The Company intends to use the net proceeds from any sale of Shares for the repayment of outstanding indebtedness, which may include the repayment of amounts outstanding under the Credit Agreement. Net proceeds which are not used for the repayment of outstanding indebtedness (to the extent then permitted by the Credit Agreement) may be used for general corporate purposes.

No shares were issued under the ATM Agreement during the six months ended June 30, 2023.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, were as follows (in thousands):

		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$31,224	$31,224	$—	$—
Variable to fixed interest rate swaps	1,496	—	1,496	—
Total assets measured at fair value	$32,720	$31,224	$1,496	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$29,245	$29,245	$—	$—
Variable to fixed interest rate swaps	11,350	—	11,350	—
Total assets measured at fair value	$40,595	$29,245	$11,350	$—

Variable to fixed interest rate swaps	$1,164	$—	$1,164	$—
Total liabilities measured at fair value	$1,164	$—	$1,164	$—

The remainder of the assets and liabilities held by the Company at June 30, 2023 are not required to be recorded at fair value, and the carrying value of these assets and liabilities approximates fair value, except as described below.

The Company has outstanding $600.0 million in aggregate principal amount of $600 million 4.50% senior notes. The carrying value of these notes at June 30, 2023 was $592.4 million, net of unamortized deferred financing costs (“DFCs”). The fair value of these notes, based upon quoted market prices (Level 1), was $531.6 million at June 30, 2023.

The Company has outstanding $700.0 million in aggregate principal amount of $700 million 4.75% senior notes. The carrying value of these notes at June 30, 2023 was $694.3 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $652.0 million at June 30, 2023.

18. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s operations are organized into three principal business segments:

●	Hospitality, which includes the Gaylord Hotels properties, JW Marriott Hill Country (effective June 30, 2023), the Inn at Opryland and the AC Hotel;
●	Entertainment, which includes the OEG business, specifically the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Block 21, the Company’s equity investment in Circle, and the Company’s Nashville-based attractions; and
●	Corporate and Other, which includes the Company’s corporate expenses.

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Hospitality	$417,685	$401,802	$842,124	$662,913
Entertainment	87,158	68,402	154,438	106,426
Corporate and Other	—	—	—	—
Total	$504,843	$470,204	$996,562	$769,339

Depreciation and amortization:
Hospitality	$42,646	$52,016	$85,521	$104,287
Entertainment	5,402	4,492	10,667	8,044
Corporate and Other	209	207	426	412
Total	$48,257	$56,715	$96,614	$112,743

Operating income (loss):
Hospitality	$107,733	$100,573	$213,803	$116,241
Entertainment	24,668	18,240	35,249	20,981
Corporate and Other	(10,094)	(12,624)	(20,905)	(22,386)
Preopening costs	(67)	(221)	(257)	(525)
Loss on sale of assets	—	—	—	(469)
Total operating income	122,240	105,968	227,890	113,842

Interest expense	(49,179)	(33,958)	(91,707)	(65,895)
Interest income	5,318	1,379	7,865	2,760
Loss on extinguishment of debt	(2,252)	(1,547)	(2,252)	(1,547)
Loss from unconsolidated joint ventures	(2,153)	(3,001)	(4,959)	(5,628)
Other gains and (losses), net	(287)	(283)	(523)	164
Income before income taxes	$73,687	$68,558	$136,314	$43,696

	June 30,	December 31,
	2023	2022
Total assets:
Hospitality	$4,021,742	$3,314,444
Entertainment	529,764	502,913
Corporate and Other	439,149	223,266
Total identifiable assets	$4,990,655	$4,040,623

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Ryman Hospitality Properties, Inc. (“Ryman”) is a Delaware corporation that conducts its operations so as to maintain its qualification as a real estate investment trust (“REIT”) for federal income tax purposes. The Company conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”). RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being a co-issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and the Operating Partnership’s subsidiaries. Neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10-Q and Ryman’s other reports, documents or other information filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this report, we use the terms the “Company,” “we” or “our” to refer to Ryman Hospitality Properties, Inc. and its subsidiaries unless the context indicates otherwise.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the future performance of our business, anticipated business levels and our anticipated financial results during future periods, and other business or operational issues; (ii) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) our dividend policy, including the frequency and amount of any dividend we may pay; (v) our strategic goals and potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our use of cash during the remainder of 2023; (x) our ability to borrow available funds under our credit facility; (xi) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xii) the effects of inflation and increased costs on our business and on our customers, including group customers at our hotels; (xiii) risks associated with our acquisition of the JW Marriott San Antonio Hill Country Resort & Spa; and (xiv) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, risks and uncertainties associated with economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, the effects of inflation on our business, including the effects on costs of labor and supplies and effects on group customers at our hotels and customers in our OEG businesses, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness and/or to successfully amend the agreements governing our indebtedness in the future, changes in interest rates, any effects of COVID-19 on us and the hospitality and entertainment industries generally, and those factors described elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 or described from time to time in our other reports filed with the SEC.

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our core holdings include a network of five upscale, meetings-focused resorts totaling 9,917 rooms that are managed by Marriott under the Gaylord Hotels brand. These five resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center (“Gaylord Rockies”). Our other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National, and effective June 30, 2023, the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”).

We also own a controlling 70% equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which we report as our Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 97 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; two Nashville-based assets – the Wildhorse Saloon and the General Jackson Showboat; and as of May 31, 2022, Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”). OEG owns a 50% interest in a joint venture that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”). See “OEG Transaction” below for additional disclosure regarding our sale of a 30% interest in OEG effective June 16, 2022.

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

JW Marriott San Antonio Hill Country

On June 30, 2023, we purchased JW Marriott Hill Country for approximately $800 million. Located amid approximately 600 acres in the Texas Hill Country region outside of San Antonio, JW Marriott Hill Country, which opened in 2010, is a premier group-oriented resort with 1,002 rooms and 268,000 total square feet of indoor and outdoor meeting and event space. The resort’s amenities include a 26,000 square foot spa; eight food and beverage outlets; a 9-acre water experience; and TPC San Antonio, which features two 18-hole golf courses. We funded the purchase price with approximately $395 million in net proceeds of an underwritten registered public offering of approximately 4.4 million shares of the Company’s common stock, approximately $393 million in net proceeds of a private placement of $400 million aggregate principal amount of 7.25% senior notes due 2028 and cash on hand. JW Marriott Hill Country assets are reflected in our Hospitality segment beginning June 30, 2023.

Credit Facility Refinancing

In May 2023, we completed the refinancing of our previous credit facility by entering into a new credit agreement, which extends the maturity of our $700 million revolving credit facility to 2027 and an increased $500 million term loan B to 2030. The new credit facility also includes an accordion feature that will allow us to increase the facilities by an aggregate total of up to $475 million. A portion of the proceeds of the term loan B were used to repay in full the approximately $370 million balance of our previous term loan B. The revolver was undrawn at closing.

Issuance of $400 Million 7.25% Senior Notes due 2028

On June 22, 2023, the Operating Partnership and RHP Finance Corporation completed the private placement of $400.0 million in aggregate principal amount of 7.25% senior notes due 2028 (the “$400 Million 7.25% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee our credit agreement.

The net proceeds from the issuance of the $400 Million 7.25% Senior Notes totaled approximately $393 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used these proceeds to pay a portion of the purchase price for JW Marriott Hill Country discussed above.

Equity Offering

In June 2023, we completed an underwritten public offering of approximately 4.4 million shares of our common stock, par value $0.01 per share, at a price to the public of $93.25 per share. Our net proceeds, after deducting underwriting discounts and commissions and other expenses paid by us, were approximately $395 million. We used these proceeds to pay a portion of the purchase price for JW Marriott Hill Country discussed above.

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

We retained a controlling 70% equity interest in OEG and continue to consolidate OEG and the other subsidiaries comprising our Entertainment segment in our consolidated financial statements. After the payment of transaction expenses, we used substantially all of the net proceeds from the OEG Transaction, together with the net proceeds we received from the OEG Term Loan (as defined below), to repay the then-outstanding balance of our former $300 million term loan A and to pay down substantially all borrowings then outstanding under our revolving credit facility.

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

Expansion of Hotel Asset Portfolio. Part of our long-term growth strategy includes acquisitions or developments of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We will consider attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are generally interested in highly accessible upper-upscale or luxury assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess significant meeting space or present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We are consistently considering acquisitions that would expand the geographic diversity of our existing asset portfolio. To this end, we purchased JW Marriott Hill Country in June 2023.

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

Our Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, JW Marriott Hill Country (effective June 30, 2023), the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Block 21, our equity investment in Circle, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three and six months ended June 30, 2023 and 2022, our total revenues were divided among these business segments as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2023	2022	2023	2022
Hospitality	83%	85%	85%	86%
Entertainment	17%	15%	15%	14%
Corporate and Other	0%	0%	0%	0%

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

We also use certain “non-GAAP financial measures,” which are measures of our historical performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures include:

●	Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”), Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest in Consolidated Joint Venture, and
●	Funds From Operations (“FFO”) available to common stockholders and unit holders and Adjusted FFO available to common stockholders and unit holders.

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three and six months ended June 30, 2023 and 2022. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended June 30,				Six Months Ended June 30,
	2023	%	2022	%	2023	%	2022	%
REVENUES:
Rooms	$168,492	33.4%	$161,506	34.3%	$329,743	33.1%	$263,099	34.2%
Food and beverage	197,908	39.2%	188,083	40.0%	413,712	41.5%	300,199	39.0%
Other hotel revenue	51,285	10.2%	52,213	11.1%	98,669	9.9%	99,615	12.9%
Entertainment	87,158	17.3%	68,402	14.5%	154,438	15.5%	106,426	13.8%
Total revenues	504,843	100.0%	470,204	100.0%	996,562	100.0%	769,339	100.0%
OPERATING EXPENSES:
Rooms	40,272	8.0%	41,238	8.8%	82,331	8.3%	71,374	9.3%
Food and beverage	107,026	21.2%	97,489	20.7%	222,207	22.3%	168,818	21.9%
Other hotel expenses	104,590	20.7%	99,284	21.1%	207,649	20.8%	185,927	24.2%
Hotel management fees, net	15,418	3.1%	11,202	2.4%	30,613	3.1%	16,266	2.1%
Entertainment	57,088	11.3%	45,670	9.7%	108,522	10.9%	77,401	10.1%
Corporate	9,885	2.0%	12,417	2.6%	20,479	2.1%	21,974	2.9%
Preopening costs	67	0.0%	221	0.0%	257	0.0%	525	0.1%
Loss on sale of assets	—	—%	—	—%	—	—%	469	0.1%
Depreciation and amortization:
Hospitality	42,646	8.4%	52,016	11.1%	85,521	8.6%	104,287	13.6%
Entertainment	5,402	1.1%	4,492	1.0%	10,667	1.1%	8,044	1.0%
Corporate and Other	209	0.0%	207	0.0%	426	0.0%	412	0.1%
Total depreciation and amortization	48,257	9.6%	56,715	12.1%	96,614	9.7%	112,743	14.7%
Total operating expenses	382,603	75.8%	364,236	77.5%	768,672	77.1%	655,497	85.2%
OPERATING INCOME (LOSS):
Hospitality	107,733	25.8%	100,573	25.0%	213,803	25.4%	116,241	17.5%
Entertainment	24,668	28.3%	18,240	26.7%	35,249	22.8%	20,981	19.7%
Corporate and Other	(10,094)	(A)	(12,624)	(A)	(20,905)	(A)	(22,386)	(A)
Preopening costs	(67)	(0.0)%	(221)	(0.0)%	(257)	(0.0)%	(525)	(0.1)%
Loss on sale of assets	—	—%	—	—%	—	—%	(469)	(0.1)%
Total operating income	122,240	24.2%	105,968	22.5%	227,890	22.9%	113,842	14.8%
Interest expense	(49,179)	(A)	(33,958)	(A)	(91,707)	(A)	(65,895)	(A)
Interest income	5,318	(A)	1,379	(A)	7,865	(A)	2,760	(A)
Loss on extinguishment of debt	(2,252)	(A)	(1,547)	(A)	(2,252)	(A)	(1,547)	(A)
Loss from unconsolidated joint ventures	(2,153)	(A)	(3,001)	(A)	(4,959)	(A)	(5,628)	(A)
Other gains and (losses), net	(287)	(A)	(283)	(A)	(523)	(A)	164	(A)
Provision for income taxes	(3,544)	(A)	(17,634)	(A)	(5,177)	(A)	(17,569)	(A)
Net income	70,143	(A)	50,924	(A)	131,137	(A)	26,127	(A)
Net income attributable to noncontrolling interest in consolidated joint venture	(3,134)	(A)	(280)	(A)	(2,371)	(A)	(280)	(A)
Net income attributable to noncontrolling interest in the Operating Partnership	(466)	(A)	(360)	(A)	(903)	(A)	(184)	(A)
Net income available to common stockholders	$66,543	(A)	$50,284	(A)	$127,863	(A)	$25,663	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages and per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2023	2022	Change	2023	2022	Change
Total revenues	$504,843	$470,204	7.4%	$996,562	$769,339	29.5%
Total operating expenses	382,603	364,236	5.0%	768,672	655,497	17.3%
Operating income	122,240	105,968	15.4%	227,890	113,842	100.2%
Net income	70,143	50,924	37.7%	131,137	26,127	401.9%
Net income available to common stockholders	66,543	50,284	32.3%	127,863	25,663	398.2%
Net income available to common stockholders per share - diluted	1.15	0.91	26.4%	2.17	0.46	371.7%

Total Revenues

The increase in our total revenues for the three months ended June 30, 2023, as compared to the same period in 2022, is attributable to increases in our Hospitality segment and Entertainment segment of $15.9 million and $18.8 million, respectively, as presented in the tables below. The increase in our total revenues for the six months ended June 30, 2023, as compared to the same period in 2022, is attributable to increases in our Hospitality segment and Entertainment segment of $179.2 million and $48.0 million, respectively, as presented in the tables below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended June 30, 2023, as compared to the same period in 2022, is primarily the result of increases in our Hospitality segment and Entertainment segment of $18.1 million and $11.4 million, respectively, partially offset by a decrease in depreciation expense of $8.5 million, as presented in the tables below. The increase in our total operating expenses for the six months ended June 30, 2023, as compared to the same period in 2022, is primarily the result of increases in our Hospitality segment and Entertainment segment of $100.4 million and $31.1 million, respectively, partially offset by a decrease in depreciation expense of $16.1 million, as presented in the tables below.

Net Income

Our net income of $70.1 million for the three months ended June 30, 2023, as compared to net income of $50.9 million for the same period in 2022, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $15.2 million increase in interest expense in the 2023 period, as compared to the 2022 period.
●	A $14.1 million decrease in the provision for income taxes in the 2023 period, as compared to the 2022 period.

Our net income of $131.1 million for the six months ended June 30, 2023, as compared to net income of $26.1 million for the same period in 2022, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $25.8 million increase in interest expense in the 2023 period, as compared to the 2022 period.
●	A $12.4 million decrease in the provision for income taxes in the 2023 period, as compared to the 2022 period.

Factors and Trends Contributing to Performance and Current Environment

Important factors and trends contributing to our performance during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, were:

●	Hotel ADR of $244.77 in the 2023 period, an increase of 4.4% over the 2022 period.
●	An increase in group rooms traveled in the 2023 period of 3.6% over the 2022 period.
●	A decrease in cancelled room nights at our hotels of 20.6% in the 2023 period, as compared to the 2022 period.
●	An increase in Entertainment revenue of 27.4% in the 2023 period, as compared to the 2022 period, primarily attributable to the addition of Block 21, as well as a revenue increase at the Grand Ole Opry as a result of increased attendance. Excluding the addition of Block 21, Entertainment revenue increased 10.7% in the 2023 period, as compared to the 2022 period.

Important factors and trends contributing to our performance during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, which was partially impacted by the Omicron variant of COVID-19, were:

●	Hotel occupancy of 72.5% and ADR of $241.38 in the 2023 period, an increase of 12.4 points of occupancy and 3.9%, respectively, over the 2022 period.
●	An increase of 28.2% in outside-the-room spend at our hotels in the 2023 period, as compared to the 2022 period, with group catering revenue particularly strong.
●	A decrease in cancelled room nights at our hotels of 53.6% in the 2023 period, as compared to the 2022 period, and a decrease in group attrition at our hotels from 23.9% in the 2022 period to 15.9% in the 2023 period.
●	An increase in Entertainment revenue of 45.1% in the 2023 period, as compared to the 2022 period, primarily attributable to the addition of Block 21, as well as revenue increases throughout our other OEG businesses as a result of increased attendance or volume, as applicable. Excluding the addition of Block 21, Entertainment revenue increased 19.3% in the 2023 period, as compared to the 2022 period.

Important factors and trends for the three and six months ended, and as of, June 30, 2023 include:

●	Group room nights on the books for all future years at our hotels at June 30, 2023 are in line with those on the books at the same point in 2022. In addition, the ADR on those group nights on the books at June 30, 2023 is 5.2% higher than the same point in 2022.
●	A decrease in attrition and cancellation fee collections in the 2023 periods of $5.1 million and $15.0 million, respectively, as compared to the prior year periods, as cancellations and the related fee collections continue to decline. As these collections have no direct associated expenses, this decrease has had a negative impact on operating income as a percentage of revenue, or margin.
●	The improved performance noted above has mitigated increasing costs in the current inflationary environment, which include increased wages and interest rates, which drove higher interest expense on our higher debt levels.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2023	2022	Change		2023	2022	Change
Revenues:
Rooms	$168,492	$161,506	4.3%		$329,743	$263,099	25.3%
Food and beverage	197,908	188,083	5.2%		413,712	300,199	37.8%
Other hotel revenue	51,285	52,213	(1.8)%		98,669	99,615	(0.9)%
Total hospitality revenue	417,685	401,802	4.0%		842,124	662,913	27.0%
Hospitality operating expenses:
Rooms	40,272	41,238	(2.3)%		82,331	71,374	15.4%
Food and beverage	107,026	97,489	9.8%		222,207	168,818	31.6%
Other hotel expenses	104,590	99,284	5.3%		207,649	185,927	11.7%
Management fees, net	15,418	11,202	37.6%		30,613	16,266	88.2%
Depreciation and amortization	42,646	52,016	(18.0)%		85,521	104,287	(18.0)%
Total Hospitality operating expenses	309,952	301,229	2.9%		628,321	546,672	14.9%
Hospitality operating income	$107,733	$100,573	7.1%		$213,803	$116,241	83.9%
Hospitality performance metrics:
Occupancy	72.7%	72.7%	0.0	pts	72.5%	60.1%	12.4	pts
ADR	$244.77	$234.50	4.4%		$241.38	$232.41	3.9%
RevPAR (1)	$177.83	$170.46	4.3%		$174.97	$139.61	25.3%
Total RevPAR (2)	$440.12	$424.07	3.8%		$446.49	$351.76	26.9%
Net Definite Group Room Nights Booked (3)	450,269	413,042	9.0%		700,587	578,710	21.1%
(1)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(2)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(3)	Net definite group room nights booked includes approximately 57,000 and 72,000 group room cancellations in the three months ended June 30, 2023 and 2022, respectively, and approximately 116,000 and 250,000 group room cancellations in the six months ended June 30, 2023 and 2022, respectively.

The increase in total Hospitality segment revenue in the three months ended June 30, 2023, as compared to the same period in 2022, is primarily due to increases of $5.5 million, $5.0 million, $4.8 million and $3.8 million at Gaylord Palms, Gaylord Opryland, Gaylord National and Gaylord Texan, respectively, partially offset by a decrease of $3.6 million at Gaylord Rockies, as presented in the tables below.

The increase in total Hospitality segment revenue in the six months ended June 30, 2023, as compared to the same period in 2022, is primarily due to increases of $45.0 million, $43.3 million, $33.6 million, $30.2 million and $25.6 million at Gaylord National, Gaylord Opryland, Gaylord Texan, Gaylord Palms and Gaylord Rockies, respectively, as presented in the tables below.

Total Hospitality segment revenues in the three and six months ended June 30, 2023 include $10.3 million and $20.0 million, respectively, in attrition and cancellation fee revenue, a decrease of $5.1 million and $15.0 million, respectively, in attrition and cancellation fees from the 2022 periods, as cancellations and the related fee collections continue to decline.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Group	77%	74%	78%	71%
Transient	23%	26%	22%	29%

Rooms expenses decreased slightly in the three months ended June 30, 2023, as compared to the same period in 2022. The increase in rooms expenses in the six months ended June 30, 2023, as compared to the same period in 2022, is primarily due to increases of $4.0 million, $2.4 million and $1.9 million at Gaylord National, Gaylord Palms and Gaylord Rockies, respectively, as presented in the tables below.

The increase in food and beverage expenses in the three months ended June 30, 2023, as compared to the same period in 2022, is primarily due to increases of $3.0 million, $2.5 million and $1.8 million, at Gaylord National, Gaylord Palms and Gaylord Opryland, respectively, as presented in the tables below.

The increase in food and beverage expenses in the six months ended June 30, 2023, as compared to the same period in 2022, is primarily due to increases of $13.1 million, $10.9 million, $10.7 million, $9.6 million and $8.9 million at Gaylord National, Gaylord Opryland, Gaylord Texan, Gaylord Palms and Gaylord Rockies, respectively, as presented in the tables below.

Other hotel expenses for the three and six months ended June 30, 2023 and 2022 consist of the following (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2023	2022	Change	2023	2022	Change
Administrative employment costs	$38,918	$37,604	3.5%	$78,676	$70,816	11.1%
Utilities	9,307	9,690	(4.0)%	18,667	17,237	8.3%
Property taxes	8,954	9,549	(6.2)%	18,043	19,020	(5.1)%
Other	47,411	42,441	11.7%	92,263	78,854	17.0%
Total other hotel expenses	$104,590	$99,284	5.3%	$207,649	$185,927	11.7%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to increases at Gaylord Opryland and Gaylord National associated with increased business levels. Utility costs decreased during the three months ended June 30, 2023, as compared to the same period in 2022, primarily due to a decrease at Gaylord Rockies associated with decreased usage. Utility costs increased during the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to an increase at Gaylord Opryland associated with increased usage. Property taxes decreased during the three and six months ended June 30, 2023, as compared to the 2022 periods, primarily due to a decrease at Gaylord National due to a settlement of an appeal from prior tax years. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily as a result of various increases at each of our Gaylord Hotels properties.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for our Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies is approximately 3% of gross revenues, and JW Marriott Hill Country is approximately 3.5% of gross revenues. Additionally, we pay Marriott an incentive management fee based on the profitability of our hotels. In the three months ended June 30, 2023 and 2022, we incurred $9.2 million and $9.0 million, respectively, and in the six months ended June 30, 2023 and 2022, we incurred $18.4 million and $14.6 million, respectively, related to base management fees for our Hospitality segment.

In the three months ended June 30, 2023 and 2022, we incurred $7.0 million and $3.0 million, respectively, and in the six months ended June 30, 2023 and 2022, we incurred $13.8 million and $3.2 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 10, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense decreased in the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily as a result of the intangible asset associated with advanced bookings at Gaylord Rockies when we purchased an additional interest in Gaylord Rockies in 2018 becoming fully amortized during 2022.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and six months ended June 30, 2023 and 2022.

Gaylord Opryland Results. The results of Gaylord Opryland for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2023	2022	Change		2023	2022	Change
Revenues:
Rooms	$47,142	$46,125	2.2%		$92,473	$76,531	20.8%
Food and beverage	45,206	42,469	6.4%		95,303	69,508	37.1%
Other hotel revenue	18,127	16,903	7.2%		34,505	32,977	4.6%
Total revenue	110,475	105,497	4.7%		222,281	179,016	24.2%
Operating expenses:
Rooms	10,270	11,461	(10.4)%		20,630	19,703	4.7%
Food and beverage	23,521	21,672	8.5%		49,510	38,585	28.3%
Other hotel expenses	30,726	28,324	8.5%		60,616	51,174	18.5%
Management fees, net	5,435	3,612	50.5%		10,753	4,982	115.8%
Depreciation and amortization	8,512	8,557	(0.5)%		17,066	17,146	(0.5)%
Total operating expenses	78,464	73,626	6.6%		158,575	131,590	20.5%
Performance metrics:
Occupancy	71.2%	75.1%	(3.9)	pts	71.9%	62.0%	9.9	pts
ADR	$252.01	$233.68	7.8%		$246.07	$236.06	4.2%
RevPAR	$179.38	$175.51	2.2%		$176.90	$146.41	20.8%
Total RevPAR	$420.36	$401.42	4.7%		$425.23	$342.46	24.2%

Gaylord Palms Results. The results of Gaylord Palms for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2023	2022	Change		2023	2022	Change
Revenues:
Rooms	$28,856	$27,012	6.8%		$60,520	$49,024	23.4%
Food and beverage	36,852	32,046	15.0%		80,634	59,442	35.7%
Other hotel revenue	8,121	9,231	(12.0)%		17,221	19,671	(12.5)%
Total revenue	73,829	68,289	8.1%		158,375	128,137	23.6%
Operating expenses:
Rooms	6,123	5,556	10.2%		12,435	10,047	23.8%
Food and beverage	19,299	16,823	14.7%		40,487	30,862	31.2%
Other hotel expenses	21,650	20,317	6.6%		42,356	39,135	8.2%
Management fees, net	2,892	1,809	59.9%		5,988	2,899	106.6%
Depreciation and amortization	5,543	5,566	(0.4)%		11,153	11,118	0.3%
Total operating expenses	55,507	50,071	10.9%		112,419	94,061	19.5%
Performance metrics:
Occupancy	75.8%	74.6%	1.2	pts	77.6%	65.1%	12.5	pts
ADR	$243.55	$231.53	5.2%		$250.74	$241.99	3.6%
RevPAR	$184.58	$172.78	6.8%		$194.62	$157.65	23.5%
Total RevPAR	$472.24	$436.80	8.1%		$509.31	$412.07	23.6%

Gaylord Texan Results. The results of Gaylord Texan for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2023	2022	Change		2023	2022	Change
Revenues:
Rooms	$29,133	$28,350	2.8%		$58,177	$49,258	18.1%
Food and beverage	42,966	38,979	10.2%		92,308	65,129	41.7%
Other hotel revenue	9,380	10,336	(9.2)%		17,392	19,914	(12.7)%
Total revenue	81,479	77,665	4.9%		167,877	134,301	25.0%
Operating expenses:
Rooms	6,345	6,401	(0.9)%		12,747	11,361	12.2%
Food and beverage	21,722	20,174	7.7%		46,272	35,605	30.0%
Other hotel expenses	18,017	17,533	2.8%		36,261	33,160	9.4%
Management fees, net	3,572	2,081	71.6%		6,920	3,085	124.3%
Depreciation and amortization	5,718	5,742	(0.4)%		11,484	12,440	(7.7)%
Total operating expenses	55,374	51,931	6.6%		113,684	95,651	18.9%
Performance metrics:
Occupancy	75.1%	74.3%	0.8	pts	76.1%	66.1%	10.0	pts
ADR	$234.86	$231.22	1.6%		$232.83	$226.94	2.6%
RevPAR	$176.49	$171.74	2.8%		$177.19	$150.02	18.1%
Total RevPAR	$493.59	$470.48	4.9%		$511.30	$409.04	25.0%

Gaylord National Results. The results of Gaylord National for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2023	2022	Change		2023	2022	Change
Revenues:
Rooms	$30,996	$29,317	5.7%		$59,995	$43,281	38.6%
Food and beverage	38,342	36,316	5.6%		74,960	50,869	47.4%
Other hotel revenue	7,676	6,590	16.5%		14,831	10,660	39.1%
Total revenue	77,014	72,223	6.6%		149,786	104,810	42.9%
Operating expenses:
Rooms	9,912	10,132	(2.2)%		21,471	17,482	22.8%
Food and beverage	21,991	18,955	16.0%		44,494	31,415	41.6%
Other hotel expenses	20,590	20,210	1.9%		41,697	35,673	16.9%
Management fees, net	1,338	1,242	7.7%		2,592	1,692	53.2%
Depreciation and amortization	8,257	8,860	(6.8)%		16,551	16,999	(2.6)%
Total operating expenses	62,088	59,399	4.5%		126,805	103,261	22.8%
Performance metrics:
Occupancy	67.8%	64.2%	3.6	pts	67.6%	49.9%	17.7	pts
ADR	$251.80	$251.45	0.1%		$245.80	$240.22	2.3%
RevPAR	$170.65	$161.40	5.7%		$166.06	$119.80	38.6%
Total RevPAR	$424.00	$397.62	6.6%		$414.60	$290.11	42.9%

Gaylord Rockies Results. The results of Gaylord Rockies for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30, 2023				June 30,
			%				%
	2023	2022	Change		2023	2022	Change
Revenues:
Rooms	$26,340	$24,648	6.9%		$48,355	$35,942	34.5%
Food and beverage	33,620	37,207	(9.6)%		69,014	53,528	28.9%
Other hotel revenue	7,167	8,900	(19.5)%		13,805	16,072	(14.1)%
Total revenue	67,127	70,755	(5.1)%		131,174	105,542	24.3%
Operating expenses:
Rooms	6,053	6,237	(3.0)%		12,051	10,188	18.3%
Food and beverage	19,650	19,091	2.9%		39,931	30,986	28.9%
Other hotel expenses	10,712	10,460	2.4%		21,568	22,515	(4.2)%
Management fees, net	1,897	2,102	(9.8)%		3,896	3,124	24.7%
Depreciation and amortization	14,124	22,650	(37.6)%		28,169	45,298	(37.8)%
Total operating expenses	52,436	60,540	(13.4)%		105,615	112,111	(5.8)%
Performance metrics:
Occupancy	77.8%	76.6%	1.2	pts	73.9%	58.0%	15.9	pts
ADR	$247.92	$235.69	5.2%		$240.94	$228.22	5.6%
RevPAR	$192.84	$180.45	6.9%		$177.98	$132.29	34.5%
Total RevPAR	$491.45	$518.01	(5.1)%		$482.82	$388.48	24.3%

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2023	2022	Change	2023	2022	Change
Revenues	$87,158	$68,402	27.4%	$154,438	$106,426	45.1%
Operating expenses	57,088	45,670	25.0%	108,522	77,401	40.2%
Depreciation and amortization	5,402	4,492	20.3%	10,667	8,044	32.6%
Operating income (1)	$24,668	$18,240	35.2%	$35,249	$20,981	68.0%
(1)	Entertainment segment operating income does not include preopening costs of $0.1 million and $0.2 million in the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.5 million in the six months ended June 30, 2023 and 2022, respectively. See discussion of this item below.

Revenues, operating expenses and depreciation and amortization increased in our Entertainment segment in the three and six months ended June 30, 2023, as compared to the prior year periods, primarily due to Block 21, which we acquired in May 2022. Entertainment segment revenues also increased in the 2023 periods, as compared to the 2022 periods, due to increased revenue at the Grand Ole Opry, primarily due to increased attendance. Entertainment segment operating expenses also increased in the 2023 period, as compared to the 2022 periods, primarily from the operation of Block 21, as well as increased variable expenses associated with higher business levels.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2023	2022	Change	2023	2022	Change
Operating expenses	$9,885	$12,417	(20.4)%	$20,479	$21,974	(6.8)%
Depreciation and amortization	209	207	1.0%	426	412	3.4%
Operating loss (1)	$(10,094)	$(12,624)	20.0%	$(20,905)	$(22,386)	6.6%
(1)	Corporate segment operating expenses do not include a loss on sale of assets of $0.5 million in the six months ended June 30, 2022.

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses decreased in the three and six months ended June 30, 2023, as compared to the prior year period, primarily as a result of a decrease in employment expenses.

Operating Results – Preopening Costs

Preopening costs during the three and six months ended June 30, 2023 primarily include costs associated with Ole Red Las Vegas, which is expected to be completed in January 2024. Preopening costs during the three and six months ended June 30, 2022 primarily include costs associated with Ole Red Nashville International Airport, which was completed in May 2022.

Operating Results – Loss on Sale of Assets

Loss on sale of assets during the six months ended June 30, 2022 includes the sale of a parcel of land in Nashville, Tennessee.

Non-Operating Results Affecting Net Income

The following table summarizes the other factors which affected our net income for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2023	2022	Change	2023	2022	Change
Interest expense	$49,179	$33,958	44.8%	$91,707	$65,895	39.2%
Interest income	5,318	1,379	285.6%	7,865	2,760	185.0%
Loss on extinguishment of debt	(2,252)	(1,547)	(45.6)%	(2,252)	(1,547)	(45.6)%
Loss from unconsolidated joint ventures	(2,153)	(3,001)	28.3%	(4,959)	(5,628)	11.9%
Other gains and (losses), net	(287)	(283)	(1.4)%	(523)	164	(418.9)%
Provision for income taxes	(3,544)	(17,634)	79.9%	(5,177)	(17,569)	70.5%

Interest Expense

Interest expense increased $15.2 million and $25.8 million during the three and six months ended June 30, 2023, as compared to the same periods in 2022, due primarily to higher interest rates and higher levels of indebtedness attributable to the new OEG Term Loan and the Block 21 CMBS loan, as well as the May 2023 refinancing and increase of the term loan B and the June 2023 issuance of the $400 Million 7.25% Senior Notes.

Cash interest expense increased $14.8 million to $46.3 million in the three months and increased $24.6 million to $86.0 million in the six months ended June 30, 2023, as compared to the same periods in 2022. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts or premiums and is offset by capitalized interest, increased $0.5 million to $2.8 million in the three months and $1.2 million to $5.7 million in the six months ended June 30, 2023, as compared to the same periods in 2022.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 6.3% and 4.5% for the three months ended June 30, 2023 and 2022, respectively, and 6.2% and 4.4% for the six months ended June 30, 2023, respectively.

Interest Income

Interest income for the three and six months ended June 30, 2023 and 2022 primarily includes amounts earned on the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 8, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds. In addition, the 2023 periods include interest earned on amounts held in escrow from the issuance of the $400 Million 7.25% Senior Notes as part of the JW Marriott Hill Country transaction.

Loss on Extinguishment of Debt

As a result of the May 2023 refinancing of our credit facility and the extension of the Gaylord Rockies $800 million term loan, we recognized a loss on extinguishment of debt of $2.3 million in the three and six months ended June 30, 2023.

As a result of the June 2022 repayment of our previous $300 million term loan A with the proceeds from a $300 million OEG term loan, we recognized a loss on extinguishment of debt of $1.5 million in the three and six months ended June 30, 2022.

Loss from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for the three and six months ended June 30, 2023 and 2022 represents our equity method share of losses associated with Circle.

Other Gains and (Losses), net

Other gains and (losses), net for the three and six months ended June 30, 2023 and 2022 represents various miscellaneous items.

Provision for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended June 30, 2023 and 2022, we recorded an income tax provision of $3.5 million and $17.6 million, respectively, and for the six months ended June 30, 2023 and 2022, we recorded an income tax provision of $5.2 million and $17.6 million, respectively, related to our TRSs. The decrease in the income tax provision for the 2023 periods, as compared to the 2022 periods, primarily relates to a decrease in income at our TRSs.

Non-GAAP Financial Measures

We present the following non-GAAP financial measures, which we believe are useful to investors as key measures of our operating performance:

EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest in Consolidated Joint Venture Definition

We calculate EBITDAre, which is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in its September 2017 white paper as net income (calculated in accordance with GAAP) plus interest expense, income tax expense, depreciation and amortization, gains or losses on the disposition of depreciated property (including gains or losses on change in control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in the value of depreciated property in the affiliate, and adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates.

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

The following is a reconciliation of our consolidated GAAP net income to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$70,143	$50,924	$131,137	$26,127
Interest expense, net	43,861	32,579	83,842	63,135
Provision for income taxes	3,544	17,634	5,177	17,569
Depreciation and amortization	48,257	56,715	96,614	112,743
(Gain) loss on sale of assets	—	(142)	—	327
Pro rata EBITDAre from unconsolidated joint ventures	8	23	17	45
EBITDAre	165,813	157,733	316,787	219,946
Preopening costs	67	221	257	525
Non-cash lease expense	1,499	1,108	3,000	2,281
Equity-based compensation expense	3,801	3,654	7,540	7,440
Pension settlement charge	—	853	—	853
Interest income on Gaylord National bonds	1,270	1,339	2,541	2,679
Loss on extinguishment of debt	2,252	1,547	2,252	1,547
Transaction costs of acquisitions	—	1,170	—	1,348
Adjusted EBITDAre	174,702	167,625	332,377	236,619
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	(8,819)	(1,131)	(13,115)	(1,131)
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$165,883	$166,494	$319,262	$235,488

The following is a reconciliation of our consolidated GAAP net income to FFO and Adjusted FFO for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$70,143	$50,924	$131,137	$26,127
Noncontrolling interest in consolidated joint venture	(3,134)	(280)	(2,371)	(280)
Net income available to common stockholders and unit holders	67,009	50,644	128,766	25,847
Depreciation and amortization	48,227	56,685	96,553	112,682
Adjustments for noncontrolling interest	(1,620)	(233)	(3,200)	(233)
Pro rata adjustments from joint ventures	23	23	46	45
FFO available to common stockholders and unit holders	113,639	107,119	222,165	138,341
Right-of-use asset amortization	30	30	61	61
Non-cash lease expense	1,499	1,108	3,000	2,281
Pension settlement charge	—	853	—	853
Loss on other assets	—	—	—	469
Amortization of deferred financing costs	2,633	2,309	5,307	4,538
Amortization of debt discounts and premiums	545	61	1,051	(12)
Loss on extinguishment of debt	2,252	1,547	2,252	1,547
Adjustments for noncontrolling interest	(870)	(32)	(1,282)	(32)
Transaction costs of acquisitions	—	1,170	—	1,348
Deferred tax provision	2,664	710	3,431	295
Adjusted FFO available to common stockholders and unit holders	$122,392	$114,875	$235,985	$149,689

Liquidity and Capital Resources

Cash Flows Provided By Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the six months ended June 30, 2023, our net cash flows provided by operating activities were $215.5 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $249.0 million, partially offset by unfavorable changes in working capital of $33.5 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities primarily related to compensation and property tax accruals, partially offset by a decrease in accounts receivable due to the timing of collections, an increase in advanced ticket sales at our OEG venues, and an increase in advanced deposits at our Gaylord Hotels properties.

During the six months ended June 30, 2022, our net cash flows provided by operating activities were $127.6 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $156.8 million, partially offset by unfavorable changes in working capital of $29.2 million. The unfavorable changes in working capital primarily resulted from an increase in accounts receivable due to an increase in group business at our Gaylord Hotels properties, partially offset by an increase in accounts payable and accrued liabilities related to increased advanced ticket purchases at our OEG venues and advanced deposits on future hotel room stays.

Cash Flows Used In Investing Activities. During the six months ended June 30, 2023, our primary uses of funds for investing activities were the use of $791.5 million in net cash to purchase JW Marriott Hill Country and purchases of property and equipment, which totaled $78.2 million. Purchases of property and equipment consisted primarily of enhancements to the offerings at Block 21, the construction of Ole Red Las Vegas, enhancements at Gaylord Rockies to better position the property for our group customers, and ongoing maintenance capital expenditures for each of our existing properties.

During the six months ended June 30, 2022, our primary use of funds for investing activities were the use of $94.0 million in net cash to fund a portion of the purchase price of Block 21 and purchases of property and equipment, which totaled $24.7 million, and consisted primarily of a re-concepting of the food and beverage options at Gaylord National, the enhancements at Gaylord Rockies, the construction of Ole Red Nashville International Airport, and ongoing maintenance capital expenditures for each of our existing properties.

Cash Flows Used In Financing Activities. Our cash flows from financing activities primarily reflect the incurrence of debt, the repayment of long-term debt, and the payment of cash dividends. During the six months ended June 30, 2023, our net cash flows provided by financing activities were $839.6 million, primarily reflecting the issuance of the $400 Million 7.25% Senior Notes, $395.4 million in net proceeds from the issuance of approximately 4.4 million shares of our common stock, the net borrowing of $123.8 million under our refinanced credit facility, the payment of $55.7 million in cash dividends, and the payment of $23.7 million in deferred financing costs.

During the six months ended June 30, 2022, our net cash flows provided by financing activities were $62.8 million, primarily reflecting the net proceeds for the OEG Transaction of $286.5 million and the issuance of the OEG term loan and the repayment of our then-existing term loan A, partially offset by the net repayment of $204.7 million under our various debt agreements and the payment of $14.8 million in deferred financing costs.

Liquidity

At June 30, 2023, we had $508.3 million in unrestricted cash and $743.4 million available for borrowing in the aggregate under our revolving credit facility and the OEG revolving credit facility. During the six months ended June 30, 2023, we issued $400 million in new senior notes, received $395.4 million from the issuance of approximately 4.4 million shares of our common stock, net borrowed $127.9 million under our various debt agreements, used $791.5 million in net cash to purchase JW Marriott Hill Country, incurred capital expenditures of $78.2 million and paid $55.7 million in cash dividends. These changes, as well as the cash flows provided by operations discussed above, were the primary factors in the increase in our cash balance from December 31, 2022 to June 30, 2023.

We anticipate investing in our operations during the remainder of 2023 by spending between approximately $145 million and $175 million in capital expenditures, which primarily includes enhancements at Gaylord Rockies to better position the property for our group customers, enhancements to the offerings at Block 21, the construction of Ole Red Las Vegas, and ongoing maintenance capital for each of our existing properties. In addition, we intend to contribute up to an additional $4.2 million in capital to the Circle joint venture for working capital needs. Further, our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually. Future dividends are subject to our board of directors’ future determinations as to amount and timing. Following completion of the one-year extension of the Gaylord Rockies Loan (as defined and discussed below), we currently have no debt maturities until July 2024. We believe we will be able to refinance our debt agreements prior to their maturities, including extension options.

We believe that our cash on hand and cash flow from operations, together with amounts available for borrowing under each of our revolving credit facility and the OEG revolving credit facility, will be adequate to fund our general short-term commitments, as well as: (i) current operating expenses, (ii) interest expense on long-term debt obligations, (iii) financing lease and operating lease obligations, (iv) declared dividends and (v) the capital expenditures described above. Our ability to draw on our credit facility and the OEG revolving credit facility is subject to the satisfaction of provisions of the credit facility and the OEG revolving credit facility, as applicable.

Our outstanding principal debt agreements are described below. At June 30, 2023, there were no defaults under the covenants related to our outstanding debt.

Principal Debt Agreements

Credit Facility. On May 18, 2023, we entered into a Credit Agreement (the “Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, which replaced the Company’s previous credit facility.

The Credit Agreement provides for a $700.0 million revolving credit facility (the “Revolver”) and a $500.0 million senior secured term loan B (the “Term Loan B”), as well as an accordion feature that will allow us to increase the facilities following the closing date by an aggregate total of up to $475 million, which may be allocated between the Revolver and the Term Loan B at our option.

Each of the Revolver and the Term Loan B is guaranteed by us, each of our subsidiaries that own the Gaylord Hotels properties, other than Gaylord Rockies, and certain of our other subsidiaries. Each of the Revolver and the Term Loan B is secured by equity pledges of our subsidiaries that are the fee owners of Gaylord Opryland and Gaylord Texan, their respective direct and indirect parent entities, and the equity of Ryman Hotel Operations Holdco, LLC, a wholly owned indirect subsidiary of the Company. Assets and equity of Gaylord Rockies and OEG are not subject to the liens of the Credit Agreement.

In addition, each of the Revolver and Term Loan B contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the Credit Agreement are as follows:

●	We must maintain a consolidated net leverage ratio of not greater than 6.50x.
●	We must maintain a consolidated fixed charge coverage ratio of not less than 1.50x.
●	Our secured indebtedness must not exceed 30% of consolidated total asset value.
●	Our secured recourse indebtedness must not exceed 10% of consolidated total asset value.
●	Unencumbered leverage ratio must not exceed 55% (with the ability to surge to 60% in connection with a material acquisition).
●	Unencumbered adjusted NOI to unsecured interest expense ratio must not exceed 2.0x.

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Revolving Credit Facility. The maturity date of the Revolver is May 18, 2027, with the option to extend the maturity date for a maximum of one additional year through either (i) a single 12-month extension option or (ii) two individual 6-month extensions. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) Adjusted Term SOFR plus the applicable margin ranging from 1.40% to 2.00%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement), (ii) Adjusted Daily Simple SOFR plus the applicable margin ranging from 1.40% to 2.00%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement), or (iii) a base rate as set forth in the Credit Agreement plus the applicable margin ranging from 0.40% to 1.00%, dependent upon the our funded debt to total asset value ratio (as defined in the Credit Agreement). Principal is payable in full at maturity, and the Revolver was undrawn at closing.

For purposes of the Revolver, Adjusted Term SOFR is calculated as the sum of Term SOFR plus an adjustment of 0.10% (all as more specifically described in the Credit Agreement), subject to a floor of 0.00%. Adjusted Daily Simple SOFR is calculated as the sum of SOFR plus an adjustment of 0.10% (all as more specifically described in the Credit Agreement), subject to a floor of 0.00%.

At June 30, 2023, no amounts were outstanding under the Revolver, and the lending banks had issued $14.6 million of letters of credit under the Credit Agreement, which left $685.4 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $600 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”), our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”) and our $400 Million 7.25% Senior Notes, which we met at June 30, 2023).

Term Loan B. The Term Loan B has a maturity date of May 18, 2030. The applicable interest rate margins for borrowings under the Term Loan B are, at our option, either (i) Term SOFR plus 2.75%, (ii) Daily Simple SOFR plus 2.75% or (iii) a base rate as set forth in the Credit Agreement plus 1.75%. At June 30, 2023, the interest rate on the Term Loan B was Term SOFR plus 2.75%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At June 30, 2023, $498.8 million in borrowings were outstanding under the Term Loan B. A portion of the proceeds of the Term Loan B were used to repay in full the approximately $370 million balance of our previous term loan B.

For purposes of the Term Loan B, each of Term SOFR and Daily Simple SOFR are subject to a floor of 0.00%.

$700 Million 4.75% Senior Notes. In September 2019, the Operating Partnership and Finco completed the private placement of $500.0 million in aggregate principal amount of senior notes due 2027 (the “$500 Million 4.75% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $500 Million 4.75% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank Trust Company, National Association as trustee. The $500 Million 4.75% Senior Notes have a maturity date of October 15, 2027 and bear interest at 4.75% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The $500 Million 4.75% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $500 Million 4.75% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $500 Million 4.75% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $500 Million 4.75% Senior Notes.

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

$400 Million 7.25% Senior Notes. On June 22, 2023, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of 7.25% senior notes due 2028, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $400 Million 7.25% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association as trustee. The $400 Million 7.25% Senior Notes have a maturity date of July 15, 2028 and bear interest at 7.25% per annum, payable semi-annually in cash in arrears on January 15 and July 15 each year, beginning on January 15, 2024. The $400 Million 7.25% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $700 Million 4.75% Senior Notes and $600 Million 4.50% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 7.25% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 7.25% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 7.25% Senior Notes.

The $400 Million 7.25% Senior Notes are redeemable before July 15, 2025, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $400 Million 7.25% Senior Notes will be redeemable, in whole or in part, at any time on or after July 15, 2025 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.625%, 101.813% and 100.000% beginning on July 15 of 2025, 2026, and 2027, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

The net proceeds from the issuance of the $400 Million 7.25% Senior Notes totaled approximately $393 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used these proceeds to pay a portion of the purchase price for JW Marriott Hill Country.

$600 Million 4.50% Senior Notes. On February 17, 2021, the Operating Partnership and Finco completed the private placement of $600.0 million in aggregate principal amount of 4.50% senior notes due 2029, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $600 Million 4.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank Trust Company, National Association as trustee. The $600 Million 5% Senior Notes have a maturity date of February 15, 2029 and bear interest at 4.50% per annum, payable semi-annually in cash in arrears on February 15 and August 15 each year. The $600 Million 4.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $700 Million 4.75% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $600 Million 4.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $600 Million 4.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $600 Million 4.50% Senior Notes.

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

Each of the indentures governing the $700 Million 4.75% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes contain certain covenants which, among other things and subject to certain exceptions and qualifications, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. In addition, if the Company experiences specific kinds of changes of control, the Company must offer to repurchase some or all of the senior notes at 101% of their principal amount, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

$800 Million Term Loan (Gaylord Rockies). On July 2, 2019, Aurora Convention Center Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (“Tenant” and collectively, with Hotel Owner, the “Loan Parties”), subsidiaries of the entities that comprised the joint venture that owned Gaylord Rockies (the “Gaylord Rockies joint venture”), entered into a Second Amended and Restated Loan Agreement (as amended, the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced the Gaylord Rockies joint venture’s previous $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility, matures July 2, 2024 with two, one-year extension options remaining, subject to certain requirements in the Gaylord Rockies Loan. The first one-year extension option was successfully completed in May 2023. The Gaylord Rockies Loan bears interest at Adjusted Daily Simple SOFR plus 2.50%. We have entered into an interest rate swap to fix the SOFR portion of the interest rate at 5.2105% for the fifth year of the loan. We have designated this interest rate swap as an effective cash flow hedge.

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

Further, on May 2, 2023, the Loan Parties entered into a Benchmark Replacement Modification Agreement to the Gaylord Rockies Loan Agreement, which replaced LIBOR with Adjusted Daily Simple SOFR.

OEG Credit Agreement. On June 16, 2022, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a credit agreement (the “OEG Credit Agreement”) among OEG Borrower, as borrower, OEG Finance, certain subsidiaries of OEG Borrower from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million (the “OEG Revolver”). The OEG Term Loan matures on June 16, 2029 and the OEG Revolver matures on June 16, 2027. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 4.00% or (ii) Adjusted Term SOFR plus 5.00% (all as specifically more described in the OEG Credit Agreement). The OEG Revolver bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 3.75% or (ii) Adjusted Term SOFR plus 4.75%, which shall be subject to reduction in the applicable margin based upon OEG’s First Lien Leverage Ratio (all as specifically more described in the OEG Credit Agreement). The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21 and Circle, as more specifically described in the OEG Credit Agreement) and include customary financial covenants and restrictions. The net proceeds we received from the OEG Term Loan were used to repay the outstanding balance of our former $300 million Term Loan A. At June 30, 2023, $7.0 million was outstanding under the OEG Revolver.

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

The Block 21 CMBS Loan contains customary financial covenants and other restrictions, including sponsor net worth and liquidity requirements, and debt service coverage ratio targets that Block 21 must meet in order to avoid a “Trigger Period,” the occurrence of which does not constitute a default. During a Trigger Period, any cash generated in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves will not be distributed to Block 21. Block 21 was in a Trigger Period as of our purchase date but exited the Trigger Period with first quarter 2023 results.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at June 30, 2023 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2027 are $767.1 million. These estimated obligations are $106.6 million for the remainder of 2023, $189.2 million in 2024, $165.0 million in 2025, $157.1 million in 2026, and $149.1 million in 2027. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental

Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the interest we paid during 2022, 2021 and 2020.

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

Supplemental Guarantor Financial Information

The Company’s $400 Million 7.25% Senior Notes, $600 Million 4.50% Senior Notes and $700 Million 4.75% Senior Notes were each issued by the Operating Partnership and RHP Finance Corporation, a Delaware corporation (collectively, the “Issuers”), and are guaranteed on a senior unsecured basis by the Company (as the parent company), each of the Operating Partnership’s subsidiaries that own the Gaylord Hotels properties, excluding Gaylord Rockies, and certain other of the Company’s subsidiaries, each of which also guarantees the Credit Agreement, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The Guarantors are 100% owned by the Operating Partnership or the Company, and the guarantees are full and unconditional and joint and several. The guarantees rank equally in right of payment with each Guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such Guarantor. Not all of the Company’s subsidiaries have guaranteed these senior notes, and the guarantees are structurally subordinated to all indebtedness and other obligations of such subsidiaries that have not guaranteed these senior notes.

The following tables present summarized financial information for the Issuers and the Guarantors on a combined basis. The intercompany balances and transactions between these parties, as well as any investments in or equity in earnings from non-guarantor subsidiaries, have been eliminated (amounts in thousands).

June 30,
2023
Net receivables due from non-guarantor subsidiaries	$645,370
Other assets	1,846,558
Total assets	$2,491,928

Total liabilities	$2,374,195
Total noncontrolling interest	$837

Six Months Ended
June 30, 2023
Revenues from non-guarantor subsidiaries	$211,259
Operating expenses (excluding expenses to non-guarantor subsidiaries)	60,982
Expenses to non-guarantor subsidiaries	7,209
Operating income	143,068
Interest income from non-guarantor subsidiaries	3,712
Net income	98,083
Net income available to common stockholders	95,712

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, credit losses on financial assets, depreciation and amortization, income taxes, pension plans, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no newly identified critical accounting policies in the first six months of 2023, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

On June 30, 2023, we acquired JW Marriott Hill Country. We are currently in the process of assessing JW Marriott Hill Country’s internal control over financial reporting and integrating the entity’s internal control over financial reporting with our existing internal control over financial reporting. As permitted by SEC regulations, we intend to exclude JW Marriott Hill Country from our assessment of internal control over financial reporting as of December 31, 2023.

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

Our financial and operating results may suffer if we are unsuccessful in integrating JW Marriott Hill Country with our existing assets.

If we are unable to successfully integrate JW Marriott Hill Country with our other assets in an efficient and effective manner, the anticipated benefits of the JW Marriott Hill Country transaction may not be realized fully, or at all, or may take longer to realize than expected and may not meet estimated growth projections or expectations. Further, we may not achieve the projected efficiencies and synergies once we have fully integrated JW Marriott Hill Country into our operations, which may lead to additional costs not anticipated at the time of the JW Marriott Hill Country transaction. An inability to realize the full extent of the anticipated benefits of the JW Marriott Hill Country transaction or any delays encountered in the integration process could have an adverse effect on our results of operations, cash flows and financial position.

Integrating JW Marriott Hill Country may be more difficult, costly or time consuming than expected.

The integration of JW Marriott Hill Country with our other assets will require the dedication of significant management resources, which may distract management’s attention from day-to-day business operations. San Antonio, Texas is a new market for us, and our relative unfamiliarity with the market may result in our having to devote additional time and expense to gain familiarity with the market and effectively manage this asset. Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in revenues and diversion of management’s time and energy from ongoing business concerns, which could materially affect our financial position, results of operations and cash flows.

Each of our Gaylord Hotels properties and JW Marriott Hill Country operate under a brand owned by Marriott; therefore, we are subject to risks associated with concentrating our hotel portfolio in brands owned by Marriott.

Each of our hotel properties are managed by Marriott under Marriott-owned brands, including JW Marriott Hill Country, which is managed under the JW Marriott brand. As a result, our success is dependent in part on the continued success of Marriott and, in particular, the Gaylord Hotels and JW Marriott brands. Consequently, if market recognition or the positive perception of Marriott is reduced or compromised, the goodwill associated with the Gaylord Hotels and JW Marriott hotel in our portfolio may be adversely affected, which could negatively impact our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

4.1

Indenture, dated as of June 22, 2023, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., as a guarantor, each of the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 22, 2023).

4.2	Form of 7.250% Senior Note due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 22, 2023).

10.1*

Benchmark Replacement Modification Agreement, dated as of May 2, 2023, by and among Wells Fargo Bank, National Association, as administrative agent, Aurora Convention Center Hotel, LLC, Aurora Convention Center Hotel Lessee, LLC, and each of the lenders party thereto (relating to the Second Amended and Restated Loan Agreement entered into as of July 2, 2019, among Aurora Convention Center Hotel, LLC, Aurora Convention Center Hotel Lessee, LLC, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions from time to time party thereto, as amended).

10.2†

Credit Agreement, dated as of May 18, 2023, among Ryman Hospitality Properties, Inc., as parent and as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 19, 2023).

10.3†

Agreement of Purchase and Sale, dated as of June 5, 2023, by and between BREIT JWM San Antonio LP and BREIT JWM San Antonio TRS LLC, as Seller, and RHP Property SA, LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2023).

10.4*	First Amendment to Agreement of Purchase and Sale, dated as of June 15, 2023, by and between BREIT JWM San Antonio, LP and BREIT JWM San Antonio TRS LLC, as Seller, and RHP Property SA, LLC, as Buyer.

22	List of Parent and Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023).

31.1*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Jennifer Hutcheson pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Mark Fioravanti and Jennifer Hutcheson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Equity (Deficit) (unaudited) for the three and six months ended June 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: August 4, 2023	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Executive Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer