Form 10-Q
period 2023-09-30
Ryman Hospitality Properties, Inc.
filed 2023-11-07
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2023
Common Stock, par value $.01	59,708,499 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2023

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2023	2022
ASSETS:
Property and equipment, net	$3,928,921	$3,171,708
Cash and cash equivalents - unrestricted	543,076	334,194
Cash and cash equivalents - restricted	112,904	110,136
Notes receivable, net	60,512	67,628
Trade receivables, net	118,345	116,836
Prepaid expenses and other assets	173,642	134,170
Intangible assets, net	126,433	105,951
Total assets	$5,063,833	$4,040,623

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$3,374,787	$2,862,592
Accounts payable and accrued liabilities	438,265	385,159
Dividends payable	61,381	14,121
Deferred management rights proceeds	165,632	167,495
Operating lease liabilities	129,037	125,759
Deferred income tax liabilities, net	17,810	12,915
Other liabilities	66,474	64,824
Total liabilities	4,253,386	3,632,865
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	336,388	311,857
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 59,708 and 55,167 shares issued and outstanding, respectively	597	552
Additional paid-in capital	1,480,501	1,102,733
Treasury stock of 648 and 648 shares, at cost	(18,467)	(18,467)
Distributions in excess of retained earnings	(971,995)	(978,619)
Accumulated other comprehensive loss	(19,692)	(10,923)
Total stockholders' equity	470,944	95,276
Noncontrolling interest in Operating Partnership	3,115	625
Total equity	474,059	95,901
Total liabilities and equity	$5,063,833	$4,040,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Rooms	$180,309	$154,940	$510,052	$418,039
Food and beverage	202,850	186,188	616,562	486,387
Other hotel revenue	63,039	49,474	161,708	149,089
Entertainment	82,313	77,153	236,751	183,579
Total revenues	528,511	467,755	1,525,073	1,237,094

Operating expenses:
Rooms	45,879	41,366	128,210	112,740
Food and beverage	117,435	103,221	339,642	272,039
Other hotel expenses	122,748	103,321	330,397	289,248
Management fees, net	15,947	11,276	46,560	27,542
Total hotel operating expenses	302,009	259,184	844,809	701,569
Entertainment	56,222	54,148	164,744	131,549
Corporate	10,103	9,449	30,582	31,423
Preopening costs	168	—	425	525
Loss on sale of assets	—	—	—	469
Depreciation and amortization	58,086	47,969	154,700	160,712
Total operating expenses	426,588	370,750	1,195,260	1,026,247

Operating income	101,923	97,005	329,813	210,847
Interest expense	(58,521)	(40,092)	(150,228)	(105,987)
Interest income	6,112	1,378	13,977	4,138
Loss on extinguishment of debt	—	—	(2,252)	(1,547)
Loss from unconsolidated joint ventures	(12,566)	(2,720)	(17,525)	(8,348)
Other gains and (losses), net	5,993	2,058	5,470	2,222
Income before income taxes	42,941	57,629	179,255	101,325
Provision for income taxes	(2,156)	(10,178)	(7,333)	(27,747)
Net income	40,785	47,451	171,922	73,578

Net (income) loss attributable to noncontrolling interest in consolidated joint venture	715	(1,887)	(1,656)	(2,167)
Net income attributable to noncontrolling interest in Operating Partnership	(273)	(323)	(1,176)	(507)
Net income available to common stockholders	$41,227	$45,241	$169,090	$70,904

Basic income per share available to common stockholders	$0.69	$0.82	$2.96	$1.29
Diluted income per share available to common stockholders	$0.64	$0.79	$2.78	$1.28

Comprehensive income, net of taxes	$40,732	$55,917	$163,153	$90,732
Comprehensive (income) loss, net of taxes, attributable to noncontrolling interest in consolidated joint venture	537	(1,887)	(2,190)	(2,167)
Comprehensive income, net of taxes, attributable to noncontrolling interest in Operating Partnership	(272)	(383)	(1,118)	(629)
Comprehensive income, net of taxes, available to common stockholders	$40,997	$53,647	$159,845	$87,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$171,922	$73,578
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision for deferred income taxes	4,894	4,545
Depreciation and amortization	154,700	160,712
Amortization of deferred financing costs	7,989	7,178
Loss from unconsolidated joint ventures	17,525	8,348
Stock-based compensation expense	11,480	11,134
Changes in:
Trade receivables	13,233	(55,346)
Accounts payable and accrued liabilities	11,721	44,094
Other assets and liabilities	(23,535)	(8,273)
Net cash flows provided by operating activities	369,929	245,970

Cash Flows from Investing Activities:
Purchases of property and equipment	(122,150)	(48,219)
Collection of notes receivable	5,903	3,718
Purchase of Hill Country, net of cash acquired	(791,466)	—
Purchase of Block 21, net of cash acquired	—	(93,992)
Investment in Circle	(10,500)	(10,207)
Other investing activities, net	(9,998)	838
Net cash flows used in investing activities	(928,211)	(147,862)

Cash Flows from Financing Activities:
Net repayments under revolving credit facility	—	(190,000)
Borrowings under term loan B	500,000	—
Repayments under term loan A	—	(300,000)
Repayments under term loan B	(377,500)	(3,750)
Borrowings under OEG term loan	—	288,000
Repayments under OEG term loan	(2,250)	—
Repayments under Block 21 CMBS loan	(2,054)	(847)
Issuance of senior notes	400,000	—
Deferred financing costs paid	(23,400)	(15,212)
Issuance of common stock, net	395,444	—
Sale of noncontrolling interest in OEG	—	286,218
Payment of dividends	(115,861)	(296)
Payment of tax withholdings for share-based compensation	(4,249)	(4,361)
Other financing activities, net	(198)	(157)
Net cash flows provided by financing activities	769,932	59,595

Net change in cash, cash equivalents, and restricted cash	211,650	157,703
Cash, cash equivalents, and restricted cash, beginning of period	444,330	163,000
Cash, cash equivalents, and restricted cash, end of period	$655,980	$320,703

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$543,076	$224,696
Cash and cash equivalents - restricted	112,904	96,007
Cash, cash equivalents, and restricted cash, end of period	$655,980	$320,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in	Total	Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Equity	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	(Deficit)	Joint Venture
BALANCE, December 31, 2022	$552	$1,102,733	$(18,467)	$(978,619)	$(10,923)	$95,276	$625	$95,901	$311,857
Net income (loss)	—	—	—	61,320	—	61,320	437	61,757	(763)
Adjustment of noncontrolling interest to redemption value	—	(8,659)	—	—	—	(8,659)	—	(8,659)	8,659
Other comprehensive loss, net of income taxes	—	—	—	—	(6,292)	(6,292)	—	(6,292)	—
Payment of dividends ($0.75 per share)	—	106	—	(41,900)	—	(41,794)	(296)	(42,090)	—
Restricted stock units and stock options surrendered	1	(4,080)	—	—	—	(4,079)	—	(4,079)	—
Equity-based compensation expense	—	3,739	—	—	—	3,739	—	3,739	—
BALANCE, March 31, 2023	$553	$1,093,839	$(18,467)	$(959,199)	$(17,215)	$99,511	$766	$100,277	$319,753
Net income	—	—	—	66,543	—	66,543	466	67,009	3,134
Adjustment of noncontrolling interest to redemption value	—	(4,762)	—	—	—	(4,762)	—	(4,762)	4,762
Other comprehensive loss, net of income taxes	—	—	—	—	(2,424)	(2,424)	—	(2,424)
Issuance of common stock, net	44	395,400	—	—	—	395,444	—	395,444	—
Payment of dividends ($1.00 per share)	—	154	—	(60,285)	—	(60,131)	(395)	(60,526)	—
Restricted stock units and stock options surrendered	—	(103)	—	—	—	(103)	—	(103)	—
Equity-based compensation expense	—	3,801	—	—	—	3,801	—	3,801	—
BALANCE, June 30, 2023	$597	$1,488,329	$(18,467)	$(952,941)	$(19,639)	$497,879	$837	$498,716	$327,649
Net income (loss)	—	—	—	41,227	—	41,227	273	41,500	(715)
Adjustment of noncontrolling interest to redemption value	—	(9,454)	—	—	—	(9,454)	—	(9,454)	9,454
Reallocation of noncontrolling interest in Operating Partnership	—	(2,401)	—	—	—	(2,401)	2,401	—	—
Other comprehensive loss, net of income taxes	—	—	—	—	(53)	(53)	—	(53)	—
Payment of dividends ($1.00 per share)	—	156	—	(60,281)	—	(60,125)	(396)	(60,521)	—
Restricted stock units and stock options surrendered	—	(69)	—		—	(69)	—	(69)	—
Equity-based compensation expense	—	3,940	—	—	—	3,940	—	3,940	—
BALANCE, September 30, 2023	$597	$1,480,501	$(18,467)	$(971,995)	$(19,692)	$470,944	$3,115	$474,059	$336,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in	Total	Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Equity	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity (Deficit)	Partnership	(Deficit)	Joint Venture
BALANCE, December 31, 2021	$551	$1,112,867	$(18,467)	$(1,088,105)	$(29,080)	$(22,234)	$(159)	$(22,393)	$—
Net loss	—	—	—	(24,621)	—	(24,621)	(176)	(24,797)	—
Other comprehensive income, net of income taxes	—	—	—	—	9,986	9,986	—	9,986	—
Restricted stock units and stock options surrendered	—	(3,761)	—	—	—	(3,761)	—	(3,761)	—
Equity-based compensation expense	—	3,786	—	—	—	3,786	—	3,786	—
BALANCE, March 31, 2022	$551	$1,112,892	$(18,467)	$(1,112,726)	$(19,094)	$(36,844)	$(335)	$(37,179)	$—
Net income	—	—	—	50,284	—	50,284	360	50,644	280
Other comprehensive loss, net of income taxes	—	—	—	—	(1,298)	(1,298)	—	(1,298)	—
Sale of noncontrolling interest in OEG	—	(9,467)	—	—	—	(9,467)	—	(9,467)	295,956
Restricted stock units and stock options surrendered	1	(124)	—	—	—	(123)	—	(123)	—
Equity-based compensation expense	—	3,654	—	—	—	3,654	—	3,654	—
BALANCE, June 30, 2022	$552	$1,106,955	$(18,467)	$(1,062,442)	$(20,392)	$6,206	$25	$6,231	$296,236
Net Income	—	—	—	45,241	—	45,241	323	45,564	1,887
Adjustment of noncontrolling interest to redemption value	—	(5,726)	—	—	—	(5,726)	—	(5,726)	5,726
Other comprehensive income, net of income taxes	—	—	—	—	8,466	8,466	—	8,466	—
Sale of noncontrolling interest in OEG	—	(270)	—	—	—	(270)	—	(270)	—
Payment of dividends ($0.10 per share)	—	13	—	(5,569)	—	(5,556)	(40)	(5,596)	—
Restricted stock units and stock options surrendered	—	(477)	—	—	—	(477)	—	(477)	—
Equity-based compensation expense	—	3,694	—	—	—	3,694	—	3,694	—
BALANCE, September 30, 2022	$552	$1,104,189	$(18,467)	$(1,022,770)	$(11,926)	$51,578	$308	$51,886	$303,849

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

The Company also owns a controlling 70% equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group, which the Company reports as its Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; two Nashville-based assets – the Wildhorse Saloon and the General Jackson Showboat; and as of May 31, 2022, Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”). See Note 3, “Block 21 Transaction,” for further disclosure regarding Block 21. Opry Entertainment Group also owns a 50% interest in a joint venture that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”) (see Note 15, “Commitments and Contingencies” for further disclosure regarding Circle).

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

The Company determined that the acquisition represents an asset acquisition and has capitalized transaction costs and allocated the purchase price to the relative fair values of assets acquired and liabilities assumed, adjusted for working capital adjustments as set forth in the purchase agreement and transaction costs, in the Company’s balance sheet at June 30, 2023 as follows (amounts in thousands):

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

4. REVENUES:

Revenues from occupied hotel rooms are recognized over time as the daily hotel stay is provided to hotel groups and guests. Revenues from concessions, food and beverage sales, and group meeting services are recognized over the period or at the point in time those goods or services are delivered to the hotel group or guest. Revenues from ancillary services at the Company’s hotels, such as spa, parking, and transportation services, are generally recognized at the time the goods or services are provided. Cancellation fees and attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, are generally recognized as revenue in the period the Company determines it is probable that a significant reversal in the amount of revenue recognized will not occur, which is typically the period these fees are collected. The Company generally recognizes revenues from the Entertainment segment at the point in time that services are provided or goods are delivered or shipped to the customer, as applicable. Cash received from advanced ticket sales is deferred and recognized at the time of the event. Entertainment segment revenues from licenses of content are recognized at the point in time the content is delivered to the licensee and the licensee can use and benefit from the content. Revenue related to content provided to Circle is eliminated for the portion of Circle that the Company owns. Almost all of the Company’s revenues are either cash-based or, for meeting and convention groups who meet the Company’s credit criteria, billed and collected on a short-term receivables basis. The Company is required to collect certain taxes from customers on behalf of government agencies and remit these to the applicable governmental entity on a periodic basis. These taxes are collected from customers at the time of purchase but are not included in revenue. The Company records a liability upon collection of such taxes from the customer and relieves the liability when payments are remitted to the applicable governmental agency.

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Hotel group rooms	$115,626	$100,417	$356,473	$273,359
Hotel transient rooms	64,683	54,523	153,579	144,680
Hotel food and beverage - banquets	134,503	129,449	433,664	332,783
Hotel food and beverage - outlets	68,347	56,739	182,898	153,604
Hotel other	63,039	49,474	161,708	149,089
Entertainment admissions/ticketing	31,030	30,805	87,289	73,087
Entertainment food and beverage	27,706	25,075	80,413	63,472
Entertainment produced content	2,687	1,372	4,781	3,931
Entertainment retail and other	20,890	19,901	64,268	43,089
Total revenues	$528,511	$467,755	$1,525,073	$1,237,094

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Gaylord Opryland	$111,939	$106,819	$334,220	$285,835
Gaylord Palms	63,885	60,516	222,260	188,653
Gaylord Texan	73,991	70,734	241,868	205,035
Gaylord National	72,124	68,925	221,910	173,735
Gaylord Rockies	68,203	77,346	199,377	182,888
JW Marriott Hill Country	50,026	—	50,747	—
AC Hotel	3,244	2,932	8,856	7,800
Inn at Opryland and other	2,786	3,330	9,084	9,569
Total Hospitality segment revenues	$446,198	$390,602	$1,288,322	$1,053,515

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee and Austin, Texas.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms and advanced ticketing at its OEG venues. At September 30, 2023 and December 31, 2022, the Company had $188.0 million and $136.5 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2022, approximately $96.9 million was recognized in revenue during the nine months ended September 30, 2023.

5. INCOME PER SHARE:

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income available to common stockholders	$41,227	$45,241	$169,090	$70,904
Net (income) loss attributable to noncontrolling interest in consolidated joint venture	(715)	1,887	1,656	—
Net income available to common stockholders - if-converted method	$40,512	$47,128	$170,746	$70,904

Denominator:
Weighted average shares outstanding - basic	59,707	55,159	57,089	55,132
Effect of dilutive stock-based compensation	225	178	238	197
Effect of dilutive put rights	3,688	3,978	4,064	—
Weighted average shares outstanding - diluted	63,620	59,315	61,391	55,329

Basic income per share available to common stockholders	$0.69	$0.82	$2.96	$1.29
Diluted income per share available to common stockholders	$0.64	$0.79	$2.78	$1.28

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

The operating partnership units (“OP Units”) held by the noncontrolling interest holders in RHP Hotel Properties, LP (the “Operating Partnership”) have been excluded from the denominator of the diluted income per share calculation for the three and nine months ended September 30, 2023 and 2022 as there would be no effect on the calculation of diluted income per share because the income attributable to the OP Units held by the noncontrolling interest holders would also be subtracted to derive net income available to common stockholders.

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

Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2023 and 2022 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2022	$(18,021)	$(3,087)	$10,185	$(10,923)
Gains arising during period	—	—	3,029	3,029
Amounts reclassified from accumulated other comprehensive loss	(220)	156	(11,734)	(11,798)
Net other comprehensive income (loss)	(220)	156	(8,705)	(8,769)
Balance, September 30, 2023	$(18,241)	$(2,931)	$1,480	$(19,692)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2021	$(16,419)	$(3,298)	$(9,363)	$(29,080)
Gains (losses) arising during period	(6,437)	—	15,642	9,205
Amounts reclassified from accumulated other comprehensive loss	1,416	158	6,375	7,949
Net other comprehensive income (loss)	(5,021)	158	22,017	17,154
Balance, September 30, 2022	$(21,440)	$(3,140)	$12,654	$(11,926)

7. PROPERTY AND EQUIPMENT:

Property and equipment, including right-of-use finance lease assets, at September 30, 2023 and December 31, 2022 is recorded at cost (except for right-of-use finance lease assets) and summarized as follows (in thousands):

	September 30,	December 31,
	2023	2022
Land and land improvements	$593,197	$443,469
Buildings	4,373,388	3,785,968
Furniture, fixtures and equipment	1,121,244	1,015,078
Right-of-use finance lease assets	1,793	1,613
Construction-in-progress	110,728	50,312
	6,200,350	5,296,440
Accumulated depreciation and amortization	(2,271,429)	(2,124,732)
Property and equipment, net	$3,928,921	$3,171,708

8. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $60.5 million and $67.6 million at September 30, 2023 and December 31, 2022, respectively, net of credit loss reserve of $38.0 million at each of September 30, 2023 and December 31, 2022. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

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

During the three months ended September 30, 2023 and 2022, the Company recorded interest income of $1.2 million and $1.3 million, respectively, on these bonds. During the nine months ended September 30, 2023 and 2022, the Company recorded interest income of $3.7 million and $4.0 million, respectively, on these bonds. The Company received payments of $11.0 million and $9.1 million during the nine months ended September 30, 2023 and 2022, respectively, relating to these bonds. At September 30, 2023 and December 31, 2022, before consideration of the credit loss reserve, the Company had accrued interest receivable related to these bonds of $39.8 million and $41.0 million, respectively.

9. DEBT:

The Company’s debt and finance lease obligations at September 30, 2023 and December 31, 2022 consisted of (in thousands):

	September 30,	December 31,
	2023	2022
$700M Revolving Credit Facility, interest at SOFR plus 1.50%, maturing May 18, 2027	$—	$—
$500M Term Loan B, interest at SOFR plus 2.75%, maturing May 18, 2030	497,500	371,250
$400M Senior Notes, interest at 7.25%, maturing July 15, 2028	400,000	—
$600M Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	600,000
$700M Senior Notes, interest at 4.75%, maturing October 15, 2027	700,000	700,000
$800M Gaylord Rockies Term Loan, interest at SOFR plus 2.50%, maturing July 2, 2024	800,000	800,000
$300M OEG Term Loan, interest at SOFR plus 5.00%, maturing June 16, 2029	297,000	299,250
$65M OEG Revolver, interest at SOFR plus 4.50%, maturing June 16, 2027	—	—
Block 21 CMBS Loan, interest at 5.58%, maturing January 5, 2026	132,582	134,636
Finance lease obligations	846	685
Unamortized deferred financing costs	(38,332)	(30,482)
Unamortized discounts and premiums, net	(14,809)	(12,747)
Total debt	$3,374,787	$2,862,592

Amounts due within one year of the balance sheet date consist of the $800 million Gaylord Rockies term loan, the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, amortization payments for the $300 million OEG term loan of 1.0% of the original principal balance, and amortization of the Block 21 CMBS loan based on a 30-year amortization. The Gaylord Rockies term loan has two, one-year extension options remaining, subject to certain requirements in the Gaylord Rockies term loan.

At September 30, 2023, there were no defaults under the covenants related to the Company’s outstanding debt.

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

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $1.6 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next twelve months.

The estimated fair value of the Company’s derivative financial instruments at September 30, 2023 and December 31, 2022 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	September 30,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2023	2022
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$87,500	$-	$1,096
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	87,500	-	1,096
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	87,500	-	1,096
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	87,500	-	1,093
Gaylord Rockies Term Loan	Interest Rate Swap	3.3410%	1-month LIBOR	August 1, 2023	800,000	-	6,969
Gaylord Rockies Term Loan	Interest Rate Swap	5.2105%	Daily SOFR	July 2, 2024	800,000	864	-
OEG Term Loan	Interest Rate Swap	4.5330%	3-month SOFR	December 18, 2025	100,000	616	(1,164)
						$1,480	$10,186

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

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI			Reclassified from Accumulated
	on Derivatives		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	September 30,		Accumulated OCI	September 30,
	2023	2022	into Income (Expense)	2023	2022
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$1,562	$7,453	Interest expense	$1,578	$(251)
Total derivatives	$1,562	$7,453		$1,578	$(251)

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from Accumulated
	Derivatives		Location of Gain (Loss)	OCI into Income (Expense)
	Nine Months Ended		Reclassified from	Nine Months Ended
	September 30,		Accumulated OCI	September 30,
	2023	2022	into Income (Expense)	2023	2022
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$3,029	$15,642	Interest expense	$11,734	$(6,375)
Total derivatives	$3,029	$15,642		$11,734	$(6,375)

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended September 30, 2023 and 2022 was $58.5 million and $40.1 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $150.2 million and $106.0 million, respectively.

As of September 30, 2023, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

11. LEASES:

The Company is a lessee of a 65.3-acre site in Osceola County, Florida on which Gaylord Palms is located; building or land leases for Ole Red Gatlinburg, Ole Red Orlando, Ole Red Tishomingo, Ole Red Nashville International Airport and Ole Red Las Vegas; and various warehouse, general office and other equipment leases. The Gaylord Palms land lease has a term through 2074, which may be extended through January 2101, at the Company’s discretion. The leases for Ole Red locations range from five to ten years, with renewal options ranging from five to fifty-five years, at the Company’s discretion, with the exception of Ole Red Nashville International Airport, which has no extension option. Extension options are not considered reasonably assured to be exercised and, as a result, are not included in the Company’s calculation of its right-of-use assets and lease liabilities.

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

The Company’s lease costs for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$4,411	$3,826	$13,499	$11,171
Finance lease cost:
Amortization of right-of-use assets	58	31	119	92
Interest on lease liabilities	6	8	18	26
Net lease cost	$4,475	$3,865	$13,636	$11,289

Future minimum lease payments under non-cancelable leases at September 30, 2023 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$9,814	$148
Year 2	9,276	94
Year 3	9,258	74
Year 4	9,227	46
Year 5	9,146	47
Years thereafter	558,415	603
Total future minimum lease payments	605,136	1,012
Less amount representing interest	(476,099)	(166)
Total present value of minimum payments	$129,037	$846

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	43.1	years
Finance leases	11.2	years
Weighted-average discount rate:
Operating leases	7.0%
Finance leases	3.7%

12. STOCK PLANS:

During the nine months ended September 30, 2023, the Company granted 0.2 million restricted stock units with a weighted-average grant date fair value of $87.04 per unit. There were 0.6 million restricted stock units outstanding at each of September 30, 2023 and December 31, 2022.

Compensation expense for the Company’s stock-based compensation plans was $3.9 million and $3.7 million for the three months ended September 30, 2023 and 2022, respectively, and $11.5 million and $11.1 million for the nine months ended September 30, 2023 and 2022, respectively.

13. PENSION PLANS:

Net periodic pension expense reflected in other gains and (losses), net in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest cost	$787	$763	$2,437	$1,829
Expected return on plan assets	(728)	(820)	(2,187)	(2,882)
Amortization of net actuarial loss	195	271	651	694
Net settlement loss	—	723	—	1,576
Total net periodic pension expense	$254	$937	$901	$1,217

As a result of increased lump-sum distributions from the Company’s qualified retirement plan during 2022, a net settlement loss of $1.6 million was recognized in the nine months ended September 30, 2022.

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

For the three months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $2.2 million and $10.2 million, respectively, related to its TRSs. For the nine months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $7.3 million and $27.7 million, respectively, related to its TRSs. The decrease in the income tax provision for the three and nine months ended September 30, 2023, as compared to the same periods in the prior year, primarily relates to a decrease in income at the Company’s TRSs.

At September 30, 2023 and December 31, 2022, the Company had no unrecognized tax benefits.

15. COMMITMENTS AND CONTINGENCIES:

In April 2019, a subsidiary of the Company acquired a 50% equity interest in Circle and has made capital contributions of $41.5 million through September 30, 2023. The Company accounts for its investment in this joint venture under the equity method of accounting. In September 2023, Company management determined to pivot from television network ownership in favor of a distribution approach. Therefore, the Company and its joint venture partner agreed to wind down the joint venture, with operations expected to cease December 31, 2023. As a result, the Company incurred a loss related to Circle of approximately $10.6 million, which is included in loss from unconsolidated joint ventures in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2023. Included in this loss is approximately $3.5 million, which is the Company’s portion of the remaining net obligations of the joint venture, which the Company has committed to fund.

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

Dividends

On February 23, 2023, the Company’s board of directors declared the Company’s first quarter 2023 cash dividend in the amount of $0.75 per share of common stock, or an aggregate of approximately $41.7 million in cash, which was paid on April 17, 2023 to stockholders of record as of the close of business on March 31, 2023. On May 3, 2023, the Company’s board of directors declared the Company’s second quarter 2023 cash dividend in the amount of $1.00 per share of common stock, or an aggregate of approximately $60.1 million in cash, which was paid on July 17, 2023 to stockholders of record as of the close of business on June 30, 2023. On September 18, 2023, the Company’s board of directors declared the Company’s third quarter 2023 cash dividend in the amount of $1.00 per share of common stock, or an aggregate of approximately $60.1 million in cash, which was paid on October 16, 2023 to stockholders of record as of the close of business on September 29, 2023. Any future dividend is subject to the Company’s board of directors’ determination as to the amount of distributions and the timing thereof.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At September 30, 2023, 0.4 million outstanding OP Units, or less than 1% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheets. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

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

No shares were issued under the ATM Agreement during the nine months ended September 30, 2023.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, were as follows (in thousands):

		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$31,334	$31,334	$—	$—
Variable to fixed interest rate swaps	1,480	—	1,480	—
Total assets measured at fair value	$32,814	$31,334	$1,480	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$29,245	$29,245	$—	$—
Variable to fixed interest rate swaps	11,350	—	11,350	—
Total assets measured at fair value	$40,595	$29,245	$11,350	$—

Variable to fixed interest rate swaps	$1,164	$—	$1,164	$—
Total liabilities measured at fair value	$1,164	$—	$1,164	$—

The remainder of the assets and liabilities held by the Company at September 30, 2023 are not required to be recorded at fair value, and financial assets and liabilities approximate fair value, except as described below.

The Company has outstanding $600.0 million in aggregate principal amount of $600 million 4.50% senior notes. The carrying value of these notes at September 30, 2023 was $592.7 million, net of unamortized deferred financing costs (“DFCs”). The fair value of these notes, based upon quoted market prices (Level 1), was $516.5 million at September 30, 2023.

The Company has outstanding $700.0 million in aggregate principal amount of $700 million 4.75% senior notes. The carrying value of these notes at September 30, 2023 was $694.6 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $640.2 million at September 30, 2023.

See Note 2, “JW Marriott Hill Country Transaction,” for additional disclosures related to the fair value measurements used in accounting for the purchase of JW Marriott Hill Country.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Hospitality	$446,198	$390,602	$1,288,322	$1,053,515
Entertainment	82,313	77,153	236,751	183,579
Corporate and Other	—	—	—	—
Total	$528,511	$467,755	$1,525,073	$1,237,094

Depreciation and amortization:
Hospitality	$52,466	$42,517	$137,987	$146,804
Entertainment	5,400	5,249	16,067	13,293
Corporate and Other	220	203	646	615
Total	$58,086	$47,969	$154,700	$160,712

Operating income (loss):
Hospitality	$91,723	$88,901	$305,526	$205,142
Entertainment	20,691	17,756	55,940	38,737
Corporate and Other	(10,323)	(9,652)	(31,228)	(32,038)
Preopening costs	(168)	—	(425)	(525)
Loss on sale of assets	—	—	—	(469)
Total operating income	101,923	97,005	329,813	210,847

Interest expense	(58,521)	(40,092)	(150,228)	(105,987)
Interest income	6,112	1,378	13,977	4,138
Loss on extinguishment of debt	—	—	(2,252)	(1,547)
Loss from unconsolidated joint ventures (1)	(12,566)	(2,720)	(17,525)	(8,348)
Other gains and (losses), net	5,993	2,058	5,470	2,222
Income before income taxes	$42,941	$57,629	$179,255	$101,325
(1)	Loss from unconsolidated joint ventures relates to the Entertainment segment.

	September 30,	December 31,
	2023	2022
Total assets:
Hospitality	$4,038,490	$3,314,444
Entertainment	533,490	502,913
Corporate and Other	491,853	223,266
Total identifiable assets	$5,063,833	$4,040,623

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

We also own a controlling 70% equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which we report as our Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 98 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; two Nashville-based assets – the Wildhorse Saloon and the General Jackson Showboat; and as of May 31, 2022, Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”). OEG owns a 50% interest in a joint venture that creates and distributes a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”) (see “Loss from Unconsolidated Joint Ventures” below for further disclosure regarding Circle). See “OEG Transaction” below for additional disclosure regarding our sale of a 30% interest in OEG effective June 16, 2022.

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

JW Marriott Hill Country

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

We retained a controlling 70% equity interest in OEG and continue to consolidate OEG and the other subsidiaries comprising our Entertainment segment in our consolidated financial statements. After the payment of transaction expenses, we used substantially all of the net proceeds from the OEG Transaction, together with the net proceeds we received from the OEG Term Loan (as defined in “Principal Debt Agreements” below), to repay the then-outstanding balance of our former $300 million term loan A and to pay down substantially all borrowings then outstanding under our revolving credit facility.

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

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in six Ole Red locations, purchased Block 21, and in April 2023 announced a partnership with Luke Combs for an entertainment venue concept expected to be completed in 2024. Further, in 2022, we completed a strategic transaction to sell a minority interest in OEG to an affiliate of Atairos and its strategic partner NBCUniversal, who we believe will be able to help us expand the distribution of our OEG brands.

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

Our Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, JW Marriott Hill Country (effective June 30, 2023), the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Block 21, our equity investment in Circle, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three and nine months ended September 30, 2023 and 2022, our total revenues were divided among these business segments as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2023	2022	2023	2022
Hospitality	84%	84%	84%	85%
Entertainment	16%	16%	16%	15%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three and nine months ended September 30, 2023 and 2022. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	%	2022	%	2023	%	2022	%
REVENUES:
Rooms	$180,309	34.1%	$154,940	33.1%	$510,052	33.4%	$418,039	33.8%
Food and beverage	202,850	38.4%	186,188	39.8%	616,562	40.4%	486,387	39.3%
Other hotel revenue	63,039	11.9%	49,474	10.6%	161,708	10.6%	149,089	12.1%
Entertainment	82,313	15.6%	77,153	16.5%	236,751	15.5%	183,579	14.8%
Total revenues	528,511	100.0%	467,755	100.0%	1,525,073	100.0%	1,237,094	100.0%
OPERATING EXPENSES:
Rooms	45,879	8.7%	41,366	8.8%	128,210	8.4%	112,740	9.1%
Food and beverage	117,435	22.2%	103,221	22.1%	339,642	22.3%	272,039	22.0%
Other hotel expenses	122,748	23.2%	103,321	22.1%	330,397	21.7%	289,248	23.4%
Hotel management fees, net	15,947	3.0%	11,276	2.4%	46,560	3.1%	27,542	2.2%
Entertainment	56,222	10.6%	54,148	11.6%	164,744	10.8%	131,549	10.6%
Corporate	10,103	1.9%	9,449	2.0%	30,582	2.0%	31,423	2.5%
Preopening costs	168	0.0%	—	—%	425	0.0%	525	0.0%
Loss on sale of assets	—	—%	—	—%	—	—%	469	0.0%
Depreciation and amortization:
Hospitality	52,466	9.9%	42,517	9.1%	137,987	9.0%	146,804	11.9%
Entertainment	5,400	1.0%	5,249	1.1%	16,067	1.1%	13,293	1.1%
Corporate and Other	220	0.0%	203	0.0%	646	0.0%	615	0.0%
Total depreciation and amortization	58,086	11.0%	47,969	10.3%	154,700	10.1%	160,712	13.0%
Total operating expenses	426,588	80.7%	370,750	79.3%	1,195,260	78.4%	1,026,247	83.0%
OPERATING INCOME (LOSS):
Hospitality	91,723	20.6%	88,901	22.8%	305,526	23.7%	205,142	19.5%
Entertainment	20,691	25.1%	17,756	23.0%	55,940	23.6%	38,737	21.1%
Corporate and Other	(10,323)	(A)	(9,652)	(A)	(31,228)	(A)	(32,038)	(A)
Preopening costs	(168)	(0.0)%	—	—%	(425)	(0.0)%	(525)	(0.0)%
Loss on sale of assets	—	—%	—	—%	—	—%	(469)	(0.0)%
Total operating income	101,923	19.3%	97,005	20.7%	329,813	21.6%	210,847	17.0%
Interest expense	(58,521)	(A)	(40,092)	(A)	(150,228)	(A)	(105,987)	(A)
Interest income	6,112	(A)	1,378	(A)	13,977	(A)	4,138	(A)
Loss on extinguishment of debt	—	(A)	—	(A)	(2,252)	(A)	(1,547)	(A)
Loss from unconsolidated joint ventures	(12,566)	(A)	(2,720)	(A)	(17,525)	(A)	(8,348)	(A)
Other gains and (losses), net	5,993	(A)	2,058	(A)	5,470	(A)	2,222	(A)
Provision for income taxes	(2,156)	(A)	(10,178)	(A)	(7,333)	(A)	(27,747)	(A)
Net income	40,785	(A)	47,451	(A)	171,922	(A)	73,578	(A)
Net (income) loss attributable to noncontrolling interest in consolidated joint venture	715	(A)	(1,887)	(A)	(1,656)	(A)	(2,167)	(A)
Net income attributable to noncontrolling interest in the Operating Partnership	(273)	(A)	(323)	(A)	(1,176)	(A)	(507)	(A)
Net income available to common stockholders	$41,227	(A)	$45,241	(A)	$169,090	(A)	$70,904	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages and per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2023	2022	Change	2023	2022	Change
Total revenues	$528,511	$467,755	13.0%	$1,525,073	$1,237,094	23.3%
Total operating expenses	426,588	370,750	15.1%	1,195,260	1,026,247	16.5%
Operating income	101,923	97,005	5.1%	329,813	210,847	56.4%
Net income	40,785	47,451	(14.0)%	171,922	73,578	133.7%
Net income available to common stockholders	41,227	45,241	(8.9)%	169,090	70,904	138.5%
Net income available to common stockholders per share - diluted	0.64	0.79	(19.0)%	2.78	1.28	117.2%

Total Revenues

The increase in our total revenues for the three months ended September 30, 2023, as compared to the same period in 2022, is attributable to increases in our Hospitality segment and Entertainment segment of $55.6 million and $5.2 million, respectively, as presented in the tables below. The increase in our total revenues for the nine months ended September 30, 2023, as compared to the same period in 2022, is attributable to increases in our Hospitality segment and Entertainment segment of $234.8 million and $53.2 million, respectively, as presented in the tables below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended September 30, 2023, as compared to the same period in 2022, is primarily the result of increases in our Hospitality segment and Entertainment segment of $42.8 million and $2.1 million, respectively, as well as an increase in depreciation expense of $10.1 million, as presented in the tables below. The increase in our total operating expenses for the nine months ended September 30, 2023, as compared to the same period in 2022, is primarily the result of increases in our Hospitality segment and Entertainment segment of $143.2 million and $33.2 million, respectively, partially offset by a decrease in depreciation expense of $6.0 million, as presented in the tables below.

Net Income

Our decrease in net income of $6.7 million for the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	An $18.4 million increase in interest expense in the 2023 period, as compared to the 2022 period.
●	A $9.8 million increase in loss from unconsolidated joint ventures in the 2023 period, as compared to the 2022 period.
●	An $8.0 million decrease in the provision for income taxes in the 2023 period, as compared to the 2022 period.

Our increase in net income of $98.3 million for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to the changes in our revenues and operating expenses reflected above, and the following factors, each as described more fully below:

●	A $44.2 million increase in interest expense in the 2023 period, as compared to the 2022 period.
●	A $9.2 million increase in loss from unconsolidated joint ventures in the 2023 period, as compared to the 2022 period.
●	A $20.4 million decrease in the provision for income taxes in the 2023 period, as compared to the 2022 period.

Factors and Trends Contributing to Performance and Current Environment

Important factors and trends contributing to our performance during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, were:

●	The addition of JW Marriott Hill Country, including $50.0 million in revenues; the property averaged $235.43 in RevPAR and $542.67 in Total RevPAR.
●	An increase in same-store (Hospitality segment excluding JW Marriott Hill Country) group rooms traveled in the 2023 period of 3.1% over the 2022 period.
●	A decrease in same-store cancelled room nights at our hotels of 16.9% in the 2023 period, as compared to the 2022 period, and a decrease in same-store group attrition at our hotels from 19.2% in the 2022 period to 14.7% in the 2023 period.
●	An increase in same-store incentive management fees of 106.8% in the 2023 period, as compared to the 2022 period, primarily due to improved full year results.
●	An increase in Entertainment revenue of 6.7% in the 2023 period, as compared to the 2022 period, primarily attributable to a revenue increase at the Grand Ole Opry as a result of increased attendance.

Important factors and trends contributing to our performance during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, which was partially impacted by the Omicron variant of COVID-19, were:

●	The addition of JW Marriott Hill Country on June 30, 2023, including $50.7 million in revenues.
●	Same-store hotel occupancy of 72.3% and ADR of $237.74 in the 2023 period, an increase of 8.4 points of occupancy and 3.3%, respectively, over the 2022 period.
●	An increase in same-store group rooms traveled in the 2023 period of 21.2% over the 2022 period.
●	A same-store increase of 17.9% in outside-the-room spend at our hotels in the 2023 period, as compared to the 2022 period, with group catering revenue particularly strong.
●	A decrease in same-store cancelled room nights at our hotels of 43.6% in the 2023 period, as compared to the 2022 period, and a decrease in same-store group attrition at our hotels from 22.2% in the 2022 period to 15.5% in the 2023 period.
●	A decrease in attrition and cancellation fee collections of $13.3 million, as compared to the prior year period, as cancellations and the related fee collections continue to decline. As these collections have no direct associated expenses, this decrease has had a negative impact on operating income as a percentage of revenue, or margin.
●	An increase in same-store incentive management fees of 213.6% in the 2023 period, as compared to the 2022 period, primarily due to improved full year results.

●	An increase in Entertainment revenue of 29.0% in the 2023 period, as compared to the 2022 period, primarily attributable to the addition of Block 21, as well as revenue increases throughout our other OEG businesses as a result of increased attendance or volume, as applicable. Excluding the addition of Block 21, Entertainment revenue increased 15.9% in the 2023 period, as compared to the 2022 period.

Other important factors and trends for the three and nine months ended, and as of, September 30, 2023 include:

●	On a same-store basis, group room nights on the books for all future years at our hotels at September 30, 2023 are slightly ahead of those on the books at the same point in 2022. In addition, the ADR on those group nights on the books at September 30, 2023 is 5.3% higher than the same point in 2022.
●	The improved revenue performance noted above has mitigated increasing costs in the current inflationary environment, which include increased interest rates, which drove higher interest expense on our higher debt levels, as well as increased wages.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2023	2022	Change		2023	2022	Change
Revenues:
Rooms	$180,309	$154,940	16.4%		$510,052	$418,039	22.0%
Food and beverage	202,850	186,188	8.9%		616,562	486,387	26.8%
Other hotel revenue	63,039	49,474	27.4%		161,708	149,089	8.5%
Total hospitality revenue	446,198	390,602	14.2%		1,288,322	1,053,515	22.3%
Hospitality operating expenses:
Rooms	45,879	41,366	10.9%		128,210	112,740	13.7%
Food and beverage	117,435	103,221	13.8%		339,642	272,039	24.9%
Other hotel expenses	122,748	103,321	18.8%		330,397	289,248	14.2%
Management fees, net	15,947	11,276	41.4%		46,560	27,542	69.1%
Depreciation and amortization	52,466	42,517	23.4%		137,987	146,804	(6.0)%
Total Hospitality operating expenses	354,475	301,701	17.5%		982,796	848,373	15.8%
Hospitality operating income	$91,723	$88,901	3.2%		$305,526	$205,142	48.9%
Hospitality performance metrics:
Occupancy	71.8%	71.5%	0.3	pts	72.3%	63.9%	8.4	pts
ADR	$239.00	$226.20	5.7%		$240.53	$230.07	4.5%
RevPAR (1)	$171.71	$161.75	6.2%		$173.80	$147.07	18.2%
Total RevPAR (2)	$424.91	$407.77	4.2%		$439.00	$370.63	18.4%
Net Definite Group Room Nights Booked (3)	572,574	416,128	37.6%		1,273,161	994,838	28.0%
Same-store Hospitality performance metrics (4):
Occupancy	71.8%	71.5%	0.3	pts	72.3%	63.9%	8.4	pts
ADR	$230.50	$226.20	1.9%		$237.74	$230.07	3.3%
RevPAR (1)	$165.58	$161.75	2.4%		$171.80	$147.07	16.8%
Total RevPAR (2)	$413.58	$407.77	1.4%		$435.39	$370.63	17.5%
Net Definite Group Room Nights Booked (3)	546,724	416,128	31.4%		1,247,311	994,838	25.4%
(1)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(2)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(3)	Net definite group room nights booked includes approximately 77,000 and 93,000 group room cancellations in the three months ended September 30, 2023 and 2022, respectively, and approximately 194,000 and 343,000 group room cancellations in the nine months ended September 30, 2023 and 2022, respectively.
(4)	Same-store Hospitality segment metrics do not include JW Marriott Hill Country, which we purchased June 30, 2023.

The increase in total Hospitality segment revenue in the three months ended September 30, 2023, as compared to the same period in 2022, is primarily due to the addition of $50.0 million in revenue from JW Marriott Hill Country, which we purchased June 30, 2023, as well as increases of $5.1 million, $3.4 million, $3.3 million and $3.2 million at Gaylord Opryland, Gaylord Palms, Gaylord Texan and Gaylord National, respectively, partially offset by a decrease of $9.1 million at Gaylord Rockies, as presented in the tables below.

The increase in total Hospitality segment revenue in the nine months ended September 30, 2023, as compared to the same period in 2022, is primarily due to the addition of $50.7 million in revenue from JW Marriott Hill Country, as well as increases of $48.4 million, $48.2 million, $36.8 million, $33.6 million and $16.5 million at Gaylord Opryland, Gaylord National, Gaylord Texan, Gaylord Palms and Gaylord Rockies, respectively, as presented in the tables below.

Total Hospitality segment revenues in the three and nine months ended September 30, 2023 include $11.7 million and $31.7 million, respectively, in attrition and cancellation fee revenue, an increase of $1.7 million and a decrease of $13.3 million, respectively, in attrition and cancellation fees from the 2022 periods.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Group	72%	73%	76%	72%
Transient	28%	27%	24%	28%

Rooms expenses increased in the three and nine months ended September 30, 2023, as compared to the same periods in 2022. The increase in rooms expenses in the three months ended September 30, 2023, as compared to the same period in 2022, is primarily due to JW Marriott Hill Country, which we purchased June 30, 2023. The increase in rooms expenses in the nine months ended September 30, 2023, as compared to the same period in 2022, is primarily due to JW Marriott Hill Country, as well as increases at each of our Gaylord Hotels properties due to increased volume, as presented in the tables below.

The increase in food and beverage expenses in the three months ended September 30, 2023, as compared to the same period in 2022, is primarily due to JW Marriott Hill Country, as well as increases at Gaylord Opryland and Gaylord National, partially offset by a decrease at Gaylord Rockies, as presented in the tables below.

The increase in food and beverage expenses in the nine months ended September 30, 2023, as compared to the same period in 2022, is primarily due to JW Marriott Hill Country, as well as increases at each of our Gaylord Hotels properties due to increased volume, as presented in the tables below.

Other hotel expenses for the three and nine months ended September 30, 2023 and 2022 consist of the following (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2023	2022	Change	2023	2022	Change
Administrative employment costs	$44,312	$38,764	14.3%	$122,988	$109,580	12.2%
Utilities	12,194	10,653	14.5%	30,861	27,890	10.7%
Property taxes	11,458	8,377	36.8%	29,501	27,397	7.7%
Other	54,784	45,527	20.3%	147,047	124,381	18.2%
Total other hotel expenses	$122,748	$103,321	18.8%	$330,397	$289,248	14.2%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to the addition of JW Marriott Hill Country, as well as increases at Gaylord Opryland and Gaylord National associated with increased business levels. Utility costs increased during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to the addition of JW Marriott Hill Country, as well as an increase at Gaylord Opryland associated with increased utility rates. Property taxes increased during the three and nine months ended September 30, 2023, as compared to the 2022 periods, primarily due to the addition of JW Marriott Hill Country, partially offset by a decrease at Gaylord National due to a settlement of an appeal from prior tax years. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to the addition of JW Marriott Hill Country, as well as a various increases at Gaylord Opryland, Gaylord Palms, Gaylord National and Gaylord Texan due to increased business levels.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for our Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies is approximately 3% of gross revenues, and JW Marriott Hill Country is approximately 3.5% of gross revenues. Additionally, we pay Marriott an incentive management fee based on the profitability of our hotels. In the three months ended September 30, 2023 and 2022, we incurred $10.5 million and $8.6 million, respectively, and in the nine months ended September 30, 2023 and 2022, we incurred $28.9 million and $23.2 million, respectively, related to base management fees for our Hospitality segment. In the three months ended September 30, 2023 and 2022, we incurred $6.2 million and $3.4 million, respectively, and in the nine months ended September 30, 2023 and 2022, we incurred $20.0 million and $6.6 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 10, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to JW Marriott Hill Country, which we purchased June 30, 2023. Total Hospitality segment depreciation and amortization expense decreased in the nine months ended September 30, 2023, as compared to the same period in 2022, as the increase related to JW Marriott Hill Country was offset by the intangible asset associated with advanced bookings at Gaylord Rockies when we purchased an additional interest in Gaylord Rockies in 2018 becoming fully amortized during 2022.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and nine months ended September 30, 2023 and 2022.

Gaylord Opryland Results. The results of Gaylord Opryland for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2023	2022	Change		2023	2022	Change
Revenues:
Rooms	$46,812	$45,960	1.9%		$139,285	$122,491	13.7%
Food and beverage	47,876	42,245	13.3%		143,179	111,753	28.1%
Other hotel revenue	17,251	18,614	(7.3)%		51,756	51,591	0.3%
Total revenue	111,939	106,819	4.8%		334,220	285,835	16.9%
Operating expenses:
Rooms	11,351	10,996	3.2%		31,981	30,699	4.2%
Food and beverage	25,566	23,229	10.1%		75,076	61,814	21.5%
Other hotel expenses	31,819	30,608	4.0%		92,435	81,782	13.0%
Management fees, net	5,170	3,824	35.2%		15,923	8,806	80.8%
Depreciation and amortization	8,484	8,674	(2.2)%		25,550	25,820	(1.0)%
Total operating expenses	82,390	77,331	6.5%		240,965	208,921	15.3%
Performance metrics:
Occupancy	72.7%	73.0%	(0.3)	pts	72.2%	65.7%	6.5	pts
ADR	$242.37	$236.83	2.3%		$244.82	$236.35	3.6%
RevPAR	$176.18	$172.98	1.8%		$176.66	$155.36	13.7%
Total RevPAR	$421.30	$402.04	4.8%		$423.91	$362.54	16.9%

Gaylord Palms Results. The results of Gaylord Palms for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2023	2022	Change		2023	2022	Change
Revenues:
Rooms	$22,812	$21,982	3.8%		$83,332	$71,006	17.4%
Food and beverage	30,891	30,803	0.3%		111,525	90,245	23.6%
Other hotel revenue	10,182	7,731	31.7%		27,403	27,402	0.0%
Total revenue	63,885	60,516	5.6%		222,260	188,653	17.8%
Operating expenses:
Rooms	6,003	5,480	9.5%		18,438	15,527	18.7%
Food and beverage	17,902	17,607	1.7%		58,389	48,469	20.5%
Other hotel expenses	22,154	20,403	8.6%		64,510	59,538	8.4%
Management fees, net	2,927	1,889	54.9%		8,915	4,788	86.2%
Depreciation and amortization	5,650	5,526	2.2%		16,803	16,644	1.0%
Total operating expenses	54,636	50,905	7.3%		167,055	144,966	15.2%
Performance metrics:
Occupancy	67.4%	65.2%	2.2	pts	74.2%	65.2%	9.0	pts
ADR	$214.22	$213.17	0.5%		$239.56	$232.26	3.1%
RevPAR	$144.33	$139.08	3.8%		$177.67	$151.39	17.4%
Total RevPAR	$404.19	$382.88	5.6%		$473.89	$402.23	17.8%

Gaylord Texan Results. The results of Gaylord Texan for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2023	2022	Change		2023	2022	Change
Revenues:
Rooms	$28,485	$26,808	6.3%		$86,662	$76,066	13.9%
Food and beverage	35,962	34,803	3.3%		128,270	99,932	28.4%
Other hotel revenue	9,544	9,123	4.6%		26,936	29,037	(7.2)%
Total revenue	73,991	70,734	4.6%		241,868	205,035	18.0%
Operating expenses:
Rooms	6,540	6,530	0.2%		19,287	17,891	7.8%
Food and beverage	20,752	19,780	4.9%		67,024	55,385	21.0%
Other hotel expenses	18,302	17,932	2.1%		54,563	51,092	6.8%
Management fees, net	3,172	1,915	65.6%		10,092	5,000	101.8%
Depreciation and amortization	5,670	5,704	(0.6)%		17,154	18,144	(5.5)%
Total operating expenses	54,436	51,861	5.0%		168,120	147,512	14.0%
Performance metrics:
Occupancy	73.0%	70.6%	2.4	pts	75.0%	67.6%	7.4	pts
ADR	$233.92	$227.40	2.9%		$233.19	$227.10	2.7%
RevPAR	$170.68	$160.63	6.3%		$175.00	$153.60	13.9%
Total RevPAR	$443.36	$423.84	4.6%		$488.40	$414.03	18.0%

Gaylord National Results. The results of Gaylord National for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2023	2022	Change		2023	2022	Change
Revenues:
Rooms	$28,486	$26,462	7.6%		$88,481	$69,743	26.9%
Food and beverage	35,430	36,402	(2.7)%		110,390	87,271	26.5%
Other hotel revenue	8,208	6,061	35.4%		23,039	16,721	37.8%
Total revenue	72,124	68,925	4.6%		221,910	173,735	27.7%
Operating expenses:
Rooms	10,543	10,065	4.7%		32,014	27,547	16.2%
Food and beverage	21,164	19,907	6.3%		65,658	51,322	27.9%
Other hotel expenses	20,655	20,465	0.9%		62,352	56,138	11.1%
Management fees, net	1,492	1,176	26.9%		4,084	2,868	42.4%
Depreciation and amortization	8,415	8,268	1.8%		24,966	25,267	(1.2)%
Total operating expenses	62,269	59,881	4.0%		189,074	163,142	15.9%
Performance metrics:
Occupancy	71.5%	65.4%	6.1	pts	68.9%	55.1%	13.8	pts
ADR	$216.85	$220.25	(1.5)%		$235.67	$232.23	1.5%
RevPAR	$155.12	$144.11	7.6%		$162.38	$127.99	26.9%
Total RevPAR	$392.76	$375.35	4.6%		$407.24	$318.83	27.7%

Gaylord Rockies Results. The results of Gaylord Rockies for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2023	2022	Change		2023	2022	Change
Revenues:
Rooms	$27,092	$28,536	(5.1)%		$75,447	$64,478	17.0%
Food and beverage	32,365	40,956	(21.0)%		101,379	94,484	7.3%
Other hotel revenue	8,746	7,854	11.4%		22,551	23,926	(5.7)%
Total revenue	68,203	77,346	(11.8)%		199,377	182,888	9.0%
Operating expenses:
Rooms	6,164	6,833	(9.8)%		18,215	17,021	7.0%
Food and beverage	19,383	21,892	(11.5)%		59,314	52,878	12.2%
Other hotel expenses	11,454	11,652	(1.7)%		33,022	34,167	(3.4)%
Management fees, net	2,031	2,299	(11.7)%		5,927	5,423	9.3%
Depreciation and amortization	14,201	13,703	3.6%		42,370	59,001	(28.2)%
Total operating expenses	53,233	56,379	(5.6)%		158,848	168,490	(5.7)%
Performance metrics:
Occupancy	79.9%	86.9%	(7.0)	pts	75.9%	67.7%	8.2	pts
ADR	$245.52	$237.69	3.3%		$242.57	$232.32	4.4%
RevPAR	$196.19	$206.65	(5.1)%		$184.12	$157.35	17.0%
Total RevPAR	$493.90	$560.11	(11.8)%		$486.56	$446.32	9.0%

JW Marriott Hill Country Results. We purchased JW Marriott Hill Country June 30, 2023. The results of JW Marriott Hill Country for the three and nine months ended September 30, 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2023
Revenues:
Rooms	$21,702	$21,702
Food and beverage	19,373	19,373
Other hotel revenue	8,951	9,672
Total revenue	50,026	50,747
Operating expenses:
Rooms	3,853	3,853
Food and beverage	11,867	11,867
Other hotel expenses	16,128	16,621
Management fees, net	801	801
Depreciation and amortization	9,501	9,501
Total operating expenses	42,150	42,643
Performance metrics:
Occupancy	72.0	72.0
ADR	$327.17	$327.17
RevPAR	$235.43	$235.43
Total RevPAR	$542.67	$550.50

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2023	2022	Change	2023	2022	Change
Revenues	$82,313	$77,153	6.7%	$236,751	$183,579	29.0%
Operating expenses	56,222	54,148	3.8%	164,744	131,549	25.2%
Depreciation and amortization	5,400	5,249	2.9%	16,067	13,293	20.9%
Operating income (1)(2)	$20,691	$17,756	16.5%	$55,940	$38,737	44.4%
(1)	Entertainment segment operating income does not include preopening costs of $0.2 million in the three months ended September 30, 2023 and $0.4 million and $0.5 million in the nine months ended September 30, 2023 and 2022, respectively. See discussion of this item below.
(2)	Entertainment segment operating income does not include loss from unconsolidated joint ventures of $12.6 million and $2.7 million in the three months ended September 30, 2023 and 2022, respectively, and $17.5 million and $8.3 million in the nine months ended September 30, 2023 and 2022, respectively. See discussion of this item below.

Revenues and operating expenses increased in our Entertainment segment in the three months ended September 30, 2023, as compared to the prior year period, primarily due to increased revenue and operating expenses at the Grand Ole Opry, primarily due to increased attendance.

Revenues, operating expenses and depreciation and amortization increased in our Entertainment segment in the nine months ended September 30, 2023, as compared to the prior year period, primarily due to Block 21, which we acquired in May 2022. In addition, Entertainment segment revenues increased in the 2023 periods, as compared to the 2022 period, due to increased revenues throughout our other OEG businesses as a result of increased attendance or volume, as applicable. Entertainment segment operating expenses also increased in the 2023 periods, as compared to the 2022 periods, due to increased variable expenses associated with higher business levels.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2023	2022	Change	2023	2022	Change
Operating expenses	$10,103	$9,449	6.9%	$30,582	$31,423	(2.7)%
Depreciation and amortization	220	203	8.4%	646	615	5.0%
Operating loss (1)	$(10,323)	$(9,652)	(7.0)%	$(31,228)	$(32,038)	2.5%
(1)	Corporate segment operating expenses do not include a loss on sale of assets of $0.5 million in the nine months ended September 30, 2022.

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses increased in the three months and decreased in the nine months ended September 30, 2023, respectively, as compared to the prior year periods, primarily as a result of changes in employment expenses.

Operating Results – Preopening Costs

Preopening costs during the three and nine months ended September 30, 2023 primarily include costs associated with Ole Red Las Vegas, which is expected to be completed in January 2024. Preopening costs during the nine months ended September 30, 2022 primarily include costs associated with Ole Red Nashville International Airport, which was completed in May 2022.

Operating Results – Loss on Sale of Assets

Loss on sale of assets during the nine months ended September 30, 2022 includes the sale of a parcel of land in Nashville, Tennessee.

Non-Operating Results Affecting Net Income

The following table summarizes the other factors which affected our net income for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2023	2022	Change	2023	2022	Change
Interest expense	$58,521	$40,092	46.0%	$150,228	$105,987	41.7%
Interest income	6,112	1,378	343.5%	13,977	4,138	237.8%
Loss on extinguishment of debt	—	—	—%	(2,252)	(1,547)	(45.6)%
Loss from unconsolidated joint ventures	(12,566)	(2,720)	(362.0)%	(17,525)	(8,348)	(109.9)%
Other gains and (losses), net	5,993	2,058	191.2%	5,470	2,222	146.2%
Provision for income taxes	(2,156)	(10,178)	78.8%	(7,333)	(27,747)	73.6%

Interest Expense

Interest expense increased $18.4 million and $44.2 million during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, due primarily to higher interest rates and higher levels of indebtedness attributable to the new OEG Term Loan and the Block 21 CMBS loan, as well as the May 2023 refinancing and increase of the term loan B and the June 2023 issuance of the $400 Million 7.25% Senior Notes.

Cash interest expense increased $18.9 million to $55.9 million in the three months and increased $43.5 million to $141.8 million in the nine months ended September 30, 2023, as compared to the same periods in 2022. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts or premiums and is offset by capitalized interest, decreased $0.5 million to $2.7 million in the three months and increased $0.7 million to $8.4 million in the nine months ended September 30, 2023, as compared to the same periods in 2022.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 6.8% and 5.5% for the three months ended September 30, 2023 and 2022, respectively, and 6.4% and 4.8% for the nine months ended September 30, 2023, respectively.

Interest Income

Interest income for the three and nine months ended September 30, 2023 primarily includes amounts earned on our larger than historical cash balances, as well as the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 8, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds. In addition, the nine-month 2023 period includes interest earned on amounts held in escrow from the issuance of the $400 Million 7.25% Senior Notes as part of the JW Marriott Hill Country transaction.

Loss on Extinguishment of Debt

As a result of the May 2023 refinancing of our credit facility and the extension of the Gaylord Rockies $800 million term loan, we recognized a loss on extinguishment of debt of $2.3 million in the nine months ended September 30, 2023.

As a result of the June 2022 repayment of our previous $300 million term loan A with the proceeds from a $300 million OEG term loan, we recognized a loss on extinguishment of debt of $1.5 million in the nine months ended September 30, 2022.

Loss from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for the three and nine months ended September 30, 2023 and 2022 represents our equity method share of losses associated with Circle.

In September 2023, we determined to pivot from television network ownership in favor of a distribution approach. Therefore, we and our joint venture partner agreed to wind down the joint venture, with operations expected to cease December 31, 2023. As a result, we incurred a loss related to Circle of approximately $10.6 million, which is included in loss from unconsolidated joint ventures in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2023.

Other Gains and (Losses), net

Other gains and (losses), net for the three and nine months ended September 30, 2023 and 2022 primarily includes a gain of $6.1 million and $2.9 million, respectively, from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses.

Provision for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended September 30, 2023 and 2022, we recorded an income tax provision of $2.2 million and $10.2 million, respectively, and for the nine months ended September 30, 2023 and 2022, we recorded an income tax provision of $7.3 million and $27.7 million, respectively, related to our TRSs. The decrease in the income tax provision for the 2023 periods, as compared to the 2022 periods, primarily relates to a decrease in income at our TRSs.

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

The following is a reconciliation of our consolidated GAAP net income to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$40,785	$47,451	$171,922	$73,578
Interest expense, net	52,409	38,714	136,251	101,849
Provision for income taxes	2,156	10,178	7,333	27,747
Depreciation and amortization	58,086	47,969	154,700	160,712
Loss on sale of assets	—	—	—	327
Pro rata EBITDAre from unconsolidated joint ventures	5	23	22	68
EBITDAre	153,441	144,335	470,228	364,281
Preopening costs	168	—	425	525
Non-cash lease expense	1,495	1,059	4,495	3,340
Equity-based compensation expense	3,940	3,694	11,480	11,134
Pension settlement charge	—	723	—	1,576
Interest income on Gaylord National bonds	1,201	1,314	3,742	3,993
Loss on extinguishment of debt	—	—	2,252	1,547
Transaction costs of acquisitions	—	—	—	1,348
Pro rata adjusted EBITDAre from unconsolidated joint ventures (1)	10,629	—	10,629	—
Adjusted EBITDAre	170,874	151,125	503,251	387,744
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	(7,686)	(6,345)	(20,801)	(7,476)
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$163,188	$144,780	$482,450	$380,268
(1)	In September 2023, we determined to pivot from television network ownership in favor of a distribution approach. Therefore, we and our joint venture partner agreed to wind down the Circle joint venture, with operations expected to cease December 31, 2023. As a result, we incurred a loss related to Circle of approximately $10.6 million in the three and nine months ended September 30, 2023.

The following is a reconciliation of our consolidated GAAP net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$40,785	$47,451	$171,922	$73,578
Noncontrolling interest in consolidated joint venture	715	(1,887)	(1,656)	(2,167)
Net income available to common stockholders and unit holders	41,500	45,564	170,266	71,411
Depreciation and amortization	58,028	47,938	154,581	160,620
Adjustments for noncontrolling interest	(1,620)	(1,575)	(4,820)	(1,808)
Pro rata adjustments from joint ventures	23	24	69	69
FFO available to common stockholders and unit holders	97,931	91,951	320,096	230,292
Right-of-use asset amortization	58	31	119	92
Non-cash lease expense	1,495	1,059	4,495	3,340
Pension settlement charge	—	723	—	1,576
Pro rata adjustments from joint ventures (1)	10,629	—	10,629	—
Loss on other assets	—	—	—	469
Amortization of deferred financing costs	2,682	2,640	7,989	7,178
Amortization of debt discounts and premiums	637	501	1,688	489
Loss on extinguishment of debt	—	—	2,252	1,547
Adjustments for noncontrolling interest	(3,616)	(382)	(4,898)	(414)
Transaction costs of acquisitions	—	—	—	1,348
Deferred tax provision	1,463	4,250	4,894	4,545
Adjusted FFO available to common stockholders and unit holders	$111,279	$100,773	$347,264	$250,462
(1)	In September 2023, we determined to pivot from television network ownership in favor of a distribution approach. Therefore, we and our joint venture partner agreed to wind down the Circle joint venture, with operations expected to cease December 31, 2023. As a result, we incurred a loss related to Circle of approximately $10.6 million in the three and nine months ended September 30, 2023.

Liquidity and Capital Resources

Cash Flows Provided By Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the nine months ended September 30, 2023, our net cash flows provided by operating activities were $369.9 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $368.5 million and favorable changes in working capital of $1.4 million. The favorable changes in working capital primarily resulted from a decrease in accounts receivable due to the timing of collections, an increase in advanced ticket sales at our OEG venues, and an increase in advanced deposits at our hotel properties, partially offset by an increase in prepaid expenses primarily in advance of our upcoming holiday-themed programming.

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

Cash Flows Used In Investing Activities. During the nine months ended September 30, 2023, our primary uses of funds for investing activities were the use of $791.5 million in net cash to purchase JW Marriott Hill Country and purchases of property and equipment, which totaled $122.2 million. Purchases of property and equipment consisted primarily of enhancements at Gaylord Rockies to better position the property for our group customers, the construction of Ole Red

Las Vegas, a rooms, restaurant and meeting space renovation at Gaylord Palms, enhancements to the offerings at Block 21, and ongoing maintenance capital expenditures for each of our existing properties.

During the nine months ended September 30, 2022, our primary use of funds for investing activities were the use of $94.0 million in net cash to fund a portion of the purchase price of Block 21 and purchases of property and equipment, which totaled $48.2 million, and consisted primarily of the enhancements at Gaylord Rockies, a re-concepting of the food and beverage options at Gaylord National, the construction of Ole Red Nashville International Airport, and ongoing maintenance capital expenditures for each of our existing properties.

Cash Flows Provided By Financing Activities. Our cash flows from financing activities primarily reflect the incurrence and repayment of long-term debt, and the payment of cash dividends. During the nine months ended September 30, 2023, our net cash flows provided by financing activities were $769.9 million, primarily reflecting the issuance of the $400 Million 7.25% Senior Notes, $395.4 million in net proceeds from the issuance of approximately 4.4 million shares of our common stock, and the net borrowing of $122.5 million under our refinanced credit facility, partially offset by the payment of $115.9 million in cash dividends and the payment of $23.4 million in deferred financing costs.

During the nine months ended September 30, 2022, our net cash flows provided by financing activities were $59.6 million, primarily reflecting the net proceeds for the OEG Transaction of $286.2 million and the issuance of the OEG term loan and the repayment of our then-existing term loan A, partially offset by the net repayment of $194.6 million under our various debt agreements and the payment of $15.2 million in deferred financing costs.

Liquidity

At September 30, 2023, we had $543.1 million in unrestricted cash and $750.4 million available for borrowing in the aggregate under our revolving credit facility and the OEG revolving credit facility. During the nine months ended September 30, 2023, we issued $400 million in new senior notes, received $395.4 million from the issuance of approximately 4.4 million shares of our common stock, net borrowed $118.2 million under our various debt agreements, used $791.5 million in net cash to purchase JW Marriott Hill Country, incurred capital expenditures of $122.2 million and paid $115.9 million in cash dividends. These changes, as well as the cash flows provided by operations discussed above, were the primary factors in the increase in our cash balance from December 31, 2022 to September 30, 2023.

We anticipate investing in our operations during the remainder of 2023 by spending between approximately $55 million and $75 million in capital expenditures, which primarily includes enhancements at Gaylord Rockies to better position the property for our group customers, enhancements to the offerings at Block 21, the construction of Ole Red Las Vegas, and ongoing maintenance capital for each of our existing properties. Further, our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually. Future dividends are subject to our board of directors’ future determinations as to amount and timing. Following completion of the one-year extension of the Gaylord Rockies Loan (as defined and discussed below), we currently have no debt maturities until July 2024. We believe we will be able to refinance our debt agreements prior to their maturities, including extension options.

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

Our outstanding principal debt agreements are described below. At September 30, 2023, there were no defaults under the covenants related to our outstanding debt.

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

At September 30, 2023, no amounts were outstanding under the Revolver, and the lending banks had issued $14.6 million of letters of credit under the Credit Agreement, which left $685.4 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $600 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”), our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”) and our $400 Million 7.25% Senior Notes, which we met at September 30, 2023).

Term Loan B. The Term Loan B has a maturity date of May 18, 2030. The applicable interest rate margins for borrowings under the Term Loan B are, at our option, either (i) Term SOFR plus 2.75%, (ii) Daily Simple SOFR plus 2.75% or (iii) a base rate as set forth in the Credit Agreement plus 1.75%. At September 30, 2023, the interest rate on the Term Loan B was Term SOFR plus 2.75%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At September 30, 2023, $497.5 million in borrowings were outstanding under the Term Loan B. A portion of the proceeds of the Term Loan B were used to repay in full the approximately $370 million balance of our previous term loan B.

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

The $700 Million 4.75% Senior Notes are currently redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 102.375%, 101.188%, and 100.000% beginning on October 15 of 2023, 2024, and 2025, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

The Gaylord Rockies Loan is secured by a deed of trust lien on the Gaylord Rockies real estate and related assets. Generally, the Gaylord Rockies Loan is non-recourse to the Company, subject to customary non-recourse carve-outs.

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

OEG Credit Agreement. On June 16, 2022, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a credit agreement (the “OEG Credit Agreement”) among OEG Borrower, as borrower, OEG Finance, certain subsidiaries of OEG Borrower from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million (the “OEG Revolver”). The OEG Term Loan matures on June 16, 2029 and the OEG Revolver matures on June 16, 2027. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 4.00% or (ii) Adjusted Term SOFR plus 5.00% (all as specifically more described in the OEG Credit Agreement). The OEG Revolver bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 3.75% or (ii) Adjusted Term SOFR plus 4.50%, which shall be subject to reduction in the applicable margin based upon OEG’s First Lien Leverage Ratio (all as specifically more described in the OEG Credit Agreement). The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21 and Circle, as more specifically described in the OEG Credit Agreement) and include customary financial covenants and restrictions. The net proceeds we received from the OEG Term Loan were used to repay the outstanding balance of our former $300 million Term Loan A. At September 30, 2023, $297.0 million was outstanding under the OEG Term Loan and there were no amounts outstanding under the OEG Revolver.

Block 21 CMBS Loan. At the closing of the purchase of Block 21 on May 31, 2022, a subsidiary of the Company assumed the $136 million, ten-year, non-recourse term loan secured by a mortgage on Block 21 (the “Block 21 CMBS Loan”). The Block 21 CMBS Loan has a fixed interest rate of 5.58% per annum, payable monthly, matures January 5, 2026, and payments are due monthly based on a 30-year amortization. At September 30, 2023, $132.6 million was outstanding under the Block 21 CMBS Loan.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at September 30, 2023 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2027 are $724.3 million. These estimated obligations are $55.8 million for the remainder of 2023, $194.7 million in 2024, $165.8 million in 2025, $157.9 million in 2026, and $150.2 million in 2027. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the interest we paid during 2022, 2021 and 2020.

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

September 30,
2023
Other assets	2,525,484
Total assets	$2,525,484

Net payables due to non-guarantor subsidiaries	41,714
Other liabilities	2,380,652
Total liabilities	$2,422,366
Total noncontrolling interest	$3,115

Nine Months Ended
September 30, 2023
Revenues from non-guarantor subsidiaries	$319,747
Operating expenses (excluding expenses to non-guarantor subsidiaries)	98,601
Expenses to non-guarantor subsidiaries	10,440
Operating income	210,706
Interest income from non-guarantor subsidiaries	626
Net income	136,767
Net income available to common stockholders	133,935

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived and other assets, credit losses on financial assets, depreciation and amortization, income taxes, pension plans, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no newly identified critical accounting policies in the first nine months of 2023, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).

3.2	Second Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 24, 2023).

22*	List of Parent and Subsidiary Guarantors.

31.1*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Jennifer Hutcheson pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Mark Fioravanti and Jennifer Hutcheson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: November 7, 2023	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Executive Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer