Form 10-K
period 2023-12-31
Ryman Hospitality Properties, Inc.
filed 2024-02-23
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2023 of $92.92 per share was approximately $5,383,862,667 (assuming for this purpose that shares beneficially owned by persons other than officers or directors of the registrant, and their affiliates, are held by non-affiliates).

As of January 31, 2024 there were 59,711,664 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

RYMAN HOSPITALITY PROPERTIES, INC.

2023 ANNUAL REPORT ON FORM 10-K

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

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the future performance of our business, anticipated business levels and our anticipated financial results during future periods, and other business or operational issues; (ii) the effect of our election to be taxed as a real estate investment trust (“REIT”) and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) our dividend policy, including the frequency and amount of any dividend we may pay; (v) our strategic goals and potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our ability to borrow available funds under our credit facility; (x) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xi) the effects of inflation and increased costs on our business and on our customers, including group customers at our hotels; and (xii) any other business or operational matters.

Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors including, but not limited to, those discussed in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K. Any forward-looking statement made in this Annual Report on Form 10-K speaks only as of the date on which the statement is made. New risks and uncertainties may arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements we make in this report, except as may be required by law.

Risk Factors Summary

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Set forth below is a summary list of the principal risk factors as of the date of the filing of this Annual Report on Form 10-K:

●	If Marriott or any future third-party hotel manager does not manage our hotel properties or other businesses successfully, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders may be negatively impacted. Further, the operation and management of our current hotel properties, the operation of which generates substantially all of our Hospitality segment revenue, is concentrated in Marriott.
●	Restrictive covenants and other provisions in our hotel management agreements with third-party hotel managers could limit our ability to sell or lease our hotel properties or refinance our existing debt. In addition, Marriott and any future third-party hotel manager may own or operate hotels that compete with our hotel properties.
●	Our concentration in the hospitality industry, and in particular the group-oriented meetings sector of the hospitality industry, exposes us to certain risks outside of our and Marriott’s control. In addition, the geographic concentration of our current hotel properties subjects us to a greater degree of risk to certain factors.
●	Inflation may adversely affect our financial condition and results of operations.
●	The hotel business is capital-intensive, and our inability to obtain financing or successfully complete acquisitions or capital improvements, or the disruption associated with them, could limit our growth or impact our performance.
●	Our TRS lessee structure subjects us to the risk of increased hotel operating expenses and the inability of our TRS lessees to make lease payments to us.
●	We and our third-party hotel manager rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure could harm our business. In addition, changes in privacy and data security laws could increase our operating costs and increase our exposure to fines and litigation, and cyber security incidents could have a disruptive effect on our business.
●	Our real estate assets are subject to numerous risks, including environmental regulations that could impose significant financial liability on us and illiquidity of real estate investments. Moreover, compliance with the Americans with Disabilities Act could require us to incur substantial costs.
●	As an owner of hotel properties and operator of leisure businesses, we are subject to risks relating to acts of God, outbreaks of pandemic disease, terrorist activity and war. Our operating results and ability to service debt and make distributions to stockholders may be adversely affected by operating risks common to the lodging industry.
●	We are subject to risks associated with our hotel managers’ employment of hotel personnel, particularly with hotels whose managers employ unionized labor, which could increase our hotels’ operating costs, including, but not limited to, an increase in wages and benefit costs, reduce the flexibility of our third-party hotel managers to adjust the size of the workforce at our hotel properties and impair our ability to make distributions to our stockholders. Our business could suffer if we or our hotel managers cannot attract and retain qualified personnel.
●	Any failure to protect the trademarks and intellectual property used in our business could reduce the value of our brand names and harm our business.
●	Our financial and operating results may suffer if we are unsuccessful in integrating JW Marriott Hill Country with our existing assets, and integrating JW Marriott Hill Country may be more difficult, costly or time consuming than expected.

●	We conduct the operations of our Entertainment segment through OEG and our ownership is subject to the terms of agreements with A-OEG Holdings, LLC, an affiliate of Atairos. Any disagreement with Atairos or its affiliate may adversely affect our interest in OEG.
●	If we fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income. As a REIT, failure to make required distributions to our stockholders would subject us to federal and state corporate income tax.
●	Even though we are conducting our business as a REIT, certain of our business activities will be subject to corporate level income tax, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.
●	Complying with REIT requirements may limit our ability to hedge effectively and increase the costs of our hedging, may cause us to incur tax liabilities, and may limit our flexibility or cause us to forego otherwise attractive opportunities. Further, we may be required to borrow funds, sell assets, or issue equity to satisfy our REIT distribution requirements or maintain the asset ownership tests.
●	Legislative or other actions affecting REITs could have a negative effect on us or our stockholders, and even as a REIT, changes in federal, state, or local tax law, interpretations of existing tax law or agreements with tax authorities could affect our profitability and financial condition by increasing our tax costs.
●	The ability of our board of directors to revoke our REIT qualification, without stockholder approval, may cause adverse consequences to our stockholders.
●	Our planned use of TRSs may cause us to fail to qualify as a REIT, and if our leases of our hotel properties to TRS lessees are not true leases for federal income tax purposes, we may fail to qualify as a REIT.
●	If Marriott or any future third-party hotel manager fails to qualify as an “eligible independent contractor,” or if our hotels are not “qualified lodging facilities,” we may fail to qualify as a REIT.
●	Our cash distributions are not guaranteed and may fluctuate.
●	We have invested in, and in the future may invest in, joint ventures, certain minority equity interests, mortgage loans or mezzanine debt over which we may not have significant control, to or for which we may owe significant funding or obligations and for which there is no readily available market, and these investments may not be profitable.
●	Our substantial debt could reduce our cash flow and limit our business activities, and our indebtedness is secured by a substantial portion of our assets. In addition, we could be required to refinance our debt before it matures and there is no assurance that we will be able to refinance our debt on acceptable terms.
●	We are a holding company and depend on our subsidiaries’ cash flow to meet our debt service obligations. To service our debt and pay other obligations, we will require a significant amount of cash, which may not be available to us.
●	The agreements governing our debt contain various covenants that may limit our ability to operate our business and impair our ability to make distributions to our stockholders in accordance with our announced intended dividend policy or otherwise.
●	The ownership limitations in our charter may restrict or prevent stockholders from engaging in certain transfers of our common stock.
●	We are subject to certain general risks, including, but not limited to, risks related to our environmental, social and governance practices, class actions and other lawsuits, the market price of our common stock, and our board of directors’ ability to change our major policies.

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

Our operations are organized into three principal business segments: (i) Hospitality, which includes our Gaylord Hotels properties, JW Marriott Hill Country (effective June 30, 2023), the Inn at Opryland and the AC Hotel; (ii) Entertainment, which includes the entertainment and media assets comprising OEG; and (iii) Corporate and Other, which includes corporate expenses. These three business segments — Hospitality, Entertainment, and Corporate and Other — represented approximately 85%, 15% and 0%, respectively, of our total revenues for the fiscal year ended December 31, 2023.

Financial information by business segment and for each of our Gaylord Hotels properties as of December 31, 2023 and for each of the three years then ended appears in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 13 – Financial Reporting by Business Segments” to our consolidated financial statements included in this Annual Report on Form 10-K.

Our Long-Term Strategic Plan

Our goal is to be the nation’s premier hospitality REIT for group-oriented, destination hotel assets in urban and resort markets.

●	Existing Hotel Property Design. Our Gaylord Hotels properties focus on the large group meetings and regional leisure transient markets in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. This strategy creates a better experience for both meeting planners and guests and has led to our current Gaylord Hotels properties claiming a place among the leading convention hotels in the country.
●	Expansion of Hotel Asset Portfolio. Part of our long-term growth strategy includes acquisitions or developments of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We will consider attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are generally interested in highly accessible upper-upscale or luxury assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess significant meeting space or present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We are consistently considering acquisitions that would expand the geographic diversity of our existing asset portfolio. To this end, we purchased JW Marriott Hill Country in June 2023.
●	Continued Investment in Our Existing Properties. We continuously evaluate and invest in our current portfolio and consider enhancements or expansions as part of our long-term strategic plan. In 2021, we completed our $158 million expansion of Gaylord Palms, and we also completed our renovation of all of the guestrooms at Gaylord National. In 2022, we completed a re-concepting of the food and beverage options at Gaylord National and began a $98 million multi-year interior and exterior enhancement project at Gaylord Rockies to better position the property for our group customers.
●	Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in six Ole Red locations, purchased Block 21, and in April 2023 announced a collaboration with Luke Combs for an entertainment venue concept expected to be completed in 2024 (“Category 10”). Further, in 2022, we completed a strategic transaction to sell a minority interest in OEG to an affiliate of Atairos Group, Inc. (“Atairos”) and its strategic partner NBCUniversal, who we believe will be able to help us expand the distribution of our OEG brands.
●	Short-Term Capital Allocation. Our short-term capital allocation strategy is focused on returning capital to stockholders through the payment of dividends, in addition to investing in our assets and operations. Our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually, subject to our board of directors’ future determinations as to the amount of any distributions and the timing thereof.

Description of our Hotel Portfolio

Our Gaylord Hotels properties incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has placed our Gaylord Hotels properties among the leading convention hotels in the country. Our Gaylord Hotels properties are routinely recognized by many industry and commercial publications, including being named the 2023 STELLA Award Gold Winner for best hotel chain by Northstar Meetings Group.

Marriott is responsible for the day-to-day management of our Gaylord Hotels properties, the JW Marriott Hill Country, the Inn at Opryland, and the AC Hotel. We believe that our Gaylord Hotels properties have benefitted and will continue to benefit from Marriott’s expansive sales force and popular frequent traveler program, as well as its ability to manage group business.

Based on our information, publicly available information, and information and data obtained from Smith Travel Research, the top 10 non-gaming hotels within the United States with the highest square footage of self-contained exhibit and meeting space as of January 2024 are as follows:

			Total Exhibit and
			Meeting Space
Facility (1)	Location	Hotel Rooms	(sq. ft.)
Gaylord Opryland Resort & Convention Center	Nashville, TN	2,888	640,000
Gaylord National Resort & Convention Center	National Harbor, MD	1,996	501,000
Gaylord Texan Resort & Convention Center	Grapevine, TX	1,814	488,000
Gaylord Palms Resort & Convention Center	Kissimmee, FL	1,718	467,000
Rosen Shingle Creek	Orlando, FL	1,501	445,000
Gaylord Rockies Resort & Convention Center	Aurora, CO	1,501	409,000
Orlando World Center Marriott	Orlando, FL	2,010	360,000
Hilton Anatole	Dallas, TX	1,606	360,000
Marriott Walt Disney World Dolphin	Orlando, FL	1,514	349,000
Hyatt Regency Orlando	Orlando, FL	1,641	315,000
(1)	Bolded facilities are owned by the Company.

Gaylord Opryland Resort & Convention Center — Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the Ryman Auditorium, the General Jackson Showboat, Gaylord Springs Golf Links (“Gaylord Springs”) – our 18-hole championship golf course with a 40,000 square-foot antebellum-style clubhouse offering meeting space for up to 500 guests – and other attractions in the Nashville area. Gaylord Opryland has 2,888 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 640,000 square feet. Gaylord Opryland was named a 2021 STELLA Award Gold Winner for best sustainability initiative by Northstar Meetings Group, a 2023 Award of Excellence Recipient from Corporate & Incentive Travel magazine, and has been recognized as a member of Meeting & Conventions’ Hall of Fame. We opened the indoor sections of SoundWaves, a $90 million luxury indoor/outdoor water amenity with over 200,000 square feet of water attractions and amenities adjacent to Gaylord Opryland in December 2018 and the outdoor sections in May 2019.

Gaylord Palms Resort & Convention Center — Kissimmee, Florida. Gaylord Palms has 1,718 signature guest rooms, five ballrooms with approximately 115,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 467,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida, which we have leased pursuant to a 75-year ground lease with a 24-year renewal option. The resort is approximately a five-minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets, a new resort rapid river, and a full-service spa with 20,000 square feet of dedicated space. Hotel guests also have golf privileges at Celebration Golf Club, located approximately two miles from the property. Gaylord Palms is rated as a AAA Four-Diamond Hotel, was named a 2021 STELLA Award Silver Winner for each of best hotel resort event space, best food and beverage, and best sustainability initiative by Northstar Meetings Group, a 2020 Award of Excellence Recipient from Corporate & Incentive Travel magazine, and has been recognized as a member of Meeting & Conventions Hall of Fame. In 2021, we completed construction of a $158 million expansion of Gaylord Palms, which included an additional 302 guest rooms and 96,000 square feet of meeting space, an expanded resort pool and events lawn, and a new multi-level parking structure.

Gaylord Texan Resort & Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. Of the 85 acres, we own 75 acres and lease approximately 10 acres pursuant to a ground lease. The hotel features a lavish and expansive atrium, 1,814 signature guest rooms, four ballrooms with approximately 115,000 square feet, 88 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 488,000 square feet. The property also includes a number of themed restaurants, retail outlets, a resort pool, a full-service spa with 25,000 square feet of dedicated space, and an entertainment complex consisting of an approximately 39,000 square foot venue with a performance stage, dance floor, and a two-story outdoor deck. Guests also have access to the adjacent Cowboys Golf Club. Gaylord Texan is rated as a AAA Four-Diamond Hotel and was named a 2021 STELLA Award Silver Winner for best convention center and a Bronze Winner for best décor/design by Northstar Meetings Group and a 2020 Award of Excellence Recipient from Corporate & Incentive Travel magazine.

Gaylord National Resort & Convention Center — National Harbor, Maryland. Gaylord National is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 501,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center, a freestanding 24,000-square foot ballroom building offering 16,000 square feet of meeting space on the banks of the Potomac River that opened in May 2017, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. Gaylord National is rated as a AAA Four-Diamond Hotel, was named a 2021 STELLA Award Gold Winner for best food and beverage, a Silver Award Winner for best on-site support staff, and a Bronze Award Winner for best décor/design by Northstar Meetings Group, and a 2020 Award of Excellence Recipient from Corporate & Incentive Travel magazine. In 2021, we completed our renovation of all of the guestrooms at Gaylord National, and in 2022 we completed a re-concepting of the food and beverage options at Gaylord National.

Gaylord Rockies Resort & Convention Center — Aurora, Colorado. Gaylord Rockies is situated on approximately 85 acres and is located approximately 10 minutes from Denver International Airport. The hotel features a lavish and expansive atrium, 1,501 signature guest rooms, including 114 suites, four ballrooms with up to approximately 60,000 square feet, up to 81 breakout rooms, indoor meeting, exhibit and pre-function space of approximately 409,000 square feet, and additional outdoor meeting space of approximately 76,000 square feet. The property also includes a number of themed restaurants, retail outlets, a full-service spa, five outdoor event spaces and an indoor/outdoor pool complex. The approximately $800 million hotel project opened on a limited basis in December 2018 and on a fully completed basis in January 2019. Gaylord Rockies is rated as a AAA Four-Diamond Hotel and was awarded a 2021 STELLA Award Finalist for best convention center by Northstar Meetings Group. In 2022, we began a $98 million multi-year interior and exterior enhancement project at Gaylord Rockies to better position the property for our group customers. These enhancements are expected to be completed in 2024.

JW Marriott San Antonio Hill Country Resort & Spa — San Antonio, Texas. We purchased JW Marriott Hill Country June 30, 2023. The property is situated on approximately 600 acres in the Texan Hill Country region outside of San Antonio. The hotel features 1,002 guest rooms and indoor and outdoor meeting and event space of approximately 268,000 square feet. The property also includes eight food and beverage outlets, a full-service spa with 26,000 square feet of dedicated space, a nine-acre water experience, and TPC San Antonio, which features two 18-hole golf courses. JW Marriott Hill Country is rated as a AAA Four-Diamond Hotel.

Inn at Opryland. The Inn at Opryland is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space.

AC Hotel. The AC Hotel is located near Gaylord National. The hotel has 192 rooms and approximately 3,700 square feet of meeting space.

Description of our Entertainment Portfolio

The Grand Ole Opry. The Grand Ole Opry, which celebrated its 98th anniversary in 2023, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Grand Ole Opry House, home of the Grand Ole Opry, seats approximately 4,400 and is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and Sirius/XM Radio and streamed on the Internet. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists and other acts. In 2019, we completed construction of an approximately $20 million expansion to the Grand Ole Opry House, which includes a larger retail space, additional food and beverage options, a redesigned box office, VIP lounge area with a backstage tour theater, and additional parking.

Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently in January 2024. Ryman Auditorium has won numerous awards, including “Theatre of the Year” by Pollstar Concert Industry Awards, “Venue of the Year” by the Country Music Association, and “Venue of the Year – Small Capacity” by the Academy of Country Music, winning each on several occasions.

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

Ole Red. Since 2018, we have opened six Ole Red locations, multi-level entertainment venues with locations in downtown Nashville, Tennessee; Gatlinburg, Tennessee; Orlando, Florida; Tishomingo, Oklahoma; at the Nashville International Airport; and Las Vegas, Nevada (which opened in January 2024). Each of these restaurant, bar and live music venues showcase curated country music talent alongside concert-quality production and sound capabilities.

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

The Wildhorse Saloon. Since 1994, we have owned the Wildhorse Saloon, a country music performance venue on historic Second Avenue in downtown Nashville. The venue closed December 31, 2023, and we are currently renovating the facility to reposition it as a Luke Combs-themed entertainment concept expected to be completed in 2024 (“Category 10”).

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

Human Capital

We create unique destination and entertainment experiences for our customers. To serve our customers, we have built a strong, people-centric corporate culture that celebrates diversity, provides opportunities for growth and improves our local communities. Providing competitive compensation and benefits to our employees is fundamental to the success of our organization. We believe that caring for the people who work in our businesses and communities leads to a more positive experience for our guests and gives us a competitive advantage in the industries in which we operate.

Our goal is to employ a highly engaged, high-performing and satisfied workforce.

Our Workforce

As of December 31, 2023, we employed 1,471 people, including 824 full-time and 647 part-time and on-call employees in our Entertainment and Corporate segments. Fifty-four percent of our population identify as female and 46% identify as male. Women held 50% of leadership positions as of December 31, 2023. We do not have any employees in our direct employment represented by collective bargaining agreements.

Our Hotels and Managed Attractions

Our hotel operator, Marriott, is responsible for hiring and managing the workforce at our Gaylord Hotels properties, as well as JW Marriott Hill Country, the Inn at Opryland, the AC Hotel, Gaylord Springs, the General Jackson and the W Austin. We receive periodic updates from Marriott concerning Marriott’s policies, and we believe they reflect our people-first approach.

Philosophy and Culture

Our people-first philosophy centers around creating a workplace culture where all employees feel respected, valued and inspired. We prioritize communication to ensure our employees feel connected to our company’s goals and engaged in the communities we serve. Our commitment to an inclusive work environment is a top priority. Additionally, our benefits philosophy includes resources to help employees live happier, healthier lives, while rewarding performance and encouraging retention. In the last three years, despite rising healthcare costs, we have kept employee healthcare premium increases at or below 5%. Our people-first culture and our benefits offerings contribute to our ability to remain an employer of choice in each of our markets.

Programs in place to reinforce our people-centric culture include, among others:

●	Diversity & Inclusion: We are committed to building an inclusive workforce through enhanced recruitment initiatives to attract, employ and develop diverse candidates from all backgrounds. We continue to focus on engaging our existing workforce through policies and programs promoting workplace inclusion, and we have also implemented a new online learning program that promotes the importance of this work within our organization. Our Diversity Council consists of cross-organizational representatives who help advise the company on its commitment to inclusion. We have created additional opportunities for employees to be involved in this important work, including the implementation of an employee Volunteer Paid Time Off Policy where full-time employees can receive up to 8 hours of paid time off to volunteer outside the organization in our local communities. Further, employees can also participate in our Business Employee Resource Groups that allow people with shared interests, backgrounds, passions and cultures to find a sense of belonging through community within our Company.
●	Pay Equity: We conduct regular compensation studies with third-party consultants to make our positions competitive for the markets in which we operate and to address such issues as compensation level parity between male and female or minority and non-minority employees.
●	Succession Planning and Performance Management: Our employees receive annual performance reviews. Certain full-time, exempt and non-exempt employees set annual goals and are evaluated on these goals and core competencies. We also conduct periodic talent review processes with all departments to identify high-potential individuals and create individualized development plans. Our Performance Management tool allows employees to comment on their progress toward their goals and also allows leaders to track this progress and provide coaching and mentoring in response to their individual needs.
●	Training and Development: We conduct robust onboarding, training and development for all levels of employees focused on our guiding principles (Passion, Respect, Winning Attitude, Integrity, Service, Teamwork, Pride, Creativity and Fun). Through Ryman Hospitality University, we have a physical training space and an online learning portal open to all employees. Courses offered include mandatory annual workplace harassment and safety training for all levels, leadership development programs for various levels of leaders, and numerous professional skills and personal development courses for all employees. Our Spotlight leadership development program provides opportunities for managers to continue developing their skills as they grow their careers with us. We offer our Perspectives series, which is an opportunity for employees to network with and learn from our leaders about their unique perspectives and expertise.
●	Employee Engagement: The Company provides regular opportunities for employee engagement, including update meetings where full-time employees can hear directly from senior leadership about business performance and vision for the future. The meetings also celebrate employees demonstrating our workplace values. Weekly and monthly newsletter communications reinforce our people-centric culture, while regular communications from senior leaders ensure all employees have first-hand access to company updates between meetings. Two-way communication is encouraged through employee satisfaction surveys, senior leader-led Think Tanks and focus groups designed to solicit candid feedback from employees. We have also invested in a mobile app that allows our venue employees easier access to quick updates and the ability to interact with one another in a centralized location. In addition to our current peer-to-peer recognition program that is celebrated quarterly, we offer employee appreciation which includes the Chairman’s Award and Leadership Excellence Award. Both awards recognize exemplary performance throughout different levels of the organization. Finalists for both awards are selected by our Chairman and are recognized at an annual reception.
●	Total Wellbeing/Total Rewards: We offer a competitive and comprehensive pay and benefits package that meets the various needs of our employees. We continually review our programs to ensure they are cost-effective and continue to offer our employees high-quality benefit options that support their physical, emotional and financial health and promote a healthy work-life balance. Offerings include health plan and retirement options for part- and full-time employees, a competitive 401(k) plan with employer match, and employee assistance programs offering counseling services and financial literacy. We also offer tuition reimbursement for full-time employees, on-site wellness events, flu shot clinics and wellness fairs and complimentary tickets for our venue offerings. Additionally, part- and full-time employees are also eligible for annual performance-based financial bonuses. In 2023, we implemented a paid parental leave policy that allows eligible full-time employees who welcome a child four weeks of leave at full pay. We have also expanded our benefits to include adoption assistance and family planning assistance for eligible employees.

Environmental, Social and Governance (“ESG”)

We have made ESG a priority throughout our organization and the communities in which we operate. As our portfolio evolves over time, sustainability will continue to increase in significance as we adapt and develop existing assets. We seek to execute any future changes to our portfolio, including with respect to new development, major renovation and ongoing operations, in a socially and environmentally responsible manner. Our asset management team works directly with Marriott for the Marriott-managed properties to develop a short-term and long-term ESG strategy. We have made firm commitments to strengthening the local communities in which we operate. The RHP Foundation was established in 2005 to formalize our charitable commitments and to help elevate our impact.

In September 2023, we published our Sustainability Report, which highlights the environmental and social performance of the Company and includes ongoing initiatives and historical performance in alignment with the Global Reporting Initiative Index and the Sustainability Accounting Standards Board Real Estate Infrastructure Segment Standard. This report is available on our website at https://ir.rymanhp.com/social-responsibility/sustainability-reports. The information included in, referenced to, or otherwise accessible through our website, is not incorporated by reference in, or considered to be part of, this Report on Form 10-K or any document unless expressly incorporated by reference therein.

Competition

Hospitality

Our current hotel properties compete with numerous other hotels throughout the United States and abroad, particularly the approximately 100 convention hotels that, on average, have over 1,000 rooms and a significant amount of meeting and exhibit space. We believe that competition among convention hotels is based on, among other things: (i) the hotel’s reputation, (ii) the quality of the hotel’s facility, (iii) the quality and scope of a hotel’s meeting and convention facilities and services, (iv) the desirability of a hotel’s location, (v) travel distance to a hotel for meeting attendees, (vi) a hotel facility’s accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, (viii) service levels at the hotel, and (ix) price. Our hotels also compete against large municipal convention centers, including those in Orlando, Chicago, Atlanta, Dallas, Nashville, Washington, D.C., Denver and San Antonio. We believe that our hotels’ expansive spaces and quality meeting and convention facilities and services provide a competitive advantage over other hotels and convention centers.

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

Entertainment

OEG and its entertainment and media assets compete with all other forms of entertainment and recreational activities. The success of the Entertainment group is dependent upon certain factors beyond our control, including economic conditions, the amount of available leisure time, transportation cost, public taste and weather conditions. Our radio station competes with numerous other types of entertainment businesses and advertising media, and success is often dependent on taste and fashion, which may fluctuate from time to time.

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

Gaylord Rockies. Marriott manages the day-to-day operations of Gaylord Rockies pursuant to a management agreement that requires us to pay Marriott a base management fee of approximately 3% of gross revenues of Gaylord Rockies for each fiscal year or portion thereof. This management agreement expires in 2053, with two automatic 20-year renewal periods (provided the hotel has met certain performance thresholds). Additionally, this management agreement requires us to pay Marriott an incentive fee of 20% of available cash flow (as defined in the management agreement). The owner’s priority is $81.4 million, plus certain additional amounts, including 10.75% of certain non-routine capital expenditures.

JW Marriott Hill Country. Marriott manages the day-to-day operations of JW Marriott Hill Country pursuant to a management agreement that requires us to pay Marriott a base management fee of approximately 3.5% of gross revenues for each fiscal year or portion thereof. This management agreement expires in 2060, with three automatic 10-year renewal periods (provided the hotel has met certain performance thresholds). Additionally, this management agreement requires us to pay Marriott an incentive fee of 20% of available cash flow (as defined in the management agreement). The owner’s priority is $52.9 million, plus certain additional amounts, including 10.5% of certain non-routine capital expenditures.

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

Certain Nashville Attractions. Marriott manages the General Jackson and Gaylord Springs pursuant to management agreements. Each of these management agreements requires us to pay Marriott a base management fee of approximately 2% of total revenues. Additionally, the management agreements require us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreements) over a certain threshold. The original term of the management agreement for the General Jackson concluded during 2023 but the management agreement includes indefinite one-year renewal options so long as neither party terminates the agreement. The management agreement for Gaylord Springs expires in 2025.

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

Total Marriott base management fees incurred for our applicable assets during 2023, 2022 and 2021 were $42.8 million, $35.1 million and $17.6 million, respectively. Total incentive fees incurred during 2023, 2022 and 2021 were $28.5 million, $13.5 million, and $0.3 million, respectively. Management fees are presented in the accompanying financial information net of the amortization of the deferred management rights proceeds discussed further in “Note 5 – Deferred Management Rights Proceeds” to our consolidated financial statements included in this Annual Report on Form 10-K.

Seasonality

Portions of our business are seasonal in nature. The group convention business at our Gaylord Hotels properties is subject to reduced levels of demand during the year-end holiday periods.

Regulation and Legislation

Hospitality

Our current hotel properties are subject to certain federal, state, and local governmental laws and regulations including, without limitation, capacity restrictions, labor regulations, health and safety laws and environmental regulations applicable to hotel and restaurant operations. Additionally, various federal and state laws, payment card industry security standards, and other information privacy and security standards are applicable to our hotel business. The hotels are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as regulations pursuant thereto. We believe that our hotel properties and our attractions are in substantial compliance with such regulations. In addition, the sale of alcoholic beverages by a hotel requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have the power to limit, condition, suspend or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of operations of our Hospitality segment. Pursuant to management agreements with Marriott, we do not control many of these activities at our hotel properties, and we rely on Marriott to comply with all such federal, state and local governmental laws and regulations with respect to such properties. However, under the terms of our management agreements with Marriott, we may be required to bear the cost of any capital expenditures necessary to comply with a legal requirement.

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

Our entertainment attractions are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as the laws and regulatory activities and standards associated with information privacy and security and the sale of alcoholic beverages, in each case as described above. Pursuant to management agreements with Marriott, we do not control many of these activities with respect to the W Austin and the General Jackson, and we rely on Marriott to comply with all such federal, state and local governmental laws and regulations with respect to such businesses. However, under the terms of our management agreements with Marriott, we may be required to bear the cost of any capital expenditures necessary to comply with a legal requirement.

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

Information About Our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company at January 1, 2024. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	76	Executive Chairman of the Board of Directors
Mark Fioravanti	62	Director, President and Chief Executive Officer
Patrick Chaffin	50	Executive Vice President and Chief Operating Officer - Hotels
Scott J. Lynn	50	Executive Vice President, General Counsel and Secretary
Jennifer Hutcheson	45	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

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

Due to federal income tax laws that restrict REITs from operating and managing hotels, we do not operate or manage the day-to-day functions of any of our hotel properties as a REIT. We lease or sublease our hotel properties to our TRSs, and such TRS lessees have engaged Marriott as a third-party hotel manager pursuant to hotel management agreements. Marriott manages the day-to-day operations of our Gaylord Hotels properties and JW Marriott Hill Country, as well as the Inn at Opryland, the AC Hotel, Gaylord Springs, the W Austin and the General Jackson. We will identify third-party hotel managers to operate and manage any hotels that we acquire in the future. Our third-party hotel managers are responsible for the day-to-day management of our hotel properties, including, but not limited to, implementing significant operating decisions, setting rates for rooms and meeting space, controlling revenue and expenditures, collecting accounts receivable, and recruiting, employing and supervising employees at our hotel properties. We do not have the authority to require our third-party hotel managers to operate our hotel properties in a particular manner, although we have consent and approval rights for certain matters under our hotel management agreements with Marriott, subject to the limitations described therein. As a result, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders are largely dependent on the ability of our third-party hotel managers to operate our hotel properties successfully. Any failure by our third-party hotel managers to provide quality services and amenities or to maintain and protect a quality brand name and reputation could have a negative impact on their ability to operate and manage our hotel properties successfully and could negatively impact our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

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

Our current hotel properties, the operation of which generates substantially all our Hospitality segment revenue, are operated and managed by Marriott. As a result, our operational risk is concentrated in one third-party hotel manager, which makes us more vulnerable economically to any weakness of Marriott than if we entered into hotel management agreements with several third-party hotel managers. We cannot assure you that Marriott will satisfy its obligations to us or successfully operate and manage our current hotel properties. Any adverse developments in Marriott’s business and affairs, financial strength or ability to operate and manage our current hotel properties successfully could materially reduce our revenues and net income, which could in turn reduce the amount of distributions to our stockholders. If market recognition or the positive perception of Marriott is reduced or compromised, the goodwill associated with the Gaylord Hotels and JW Marriott hotel in our portfolio may be adversely affected, which could materially reduce our revenues and net income, which could in turn reduce the amount of distributions to our stockholders. Additionally, we rely on the resources of and financial information provided by Marriott to report the financial results of our hotel properties. A failure by Marriott to accurately report the financial results of our hotel properties could materially affect our understanding of the hotel properties’ performance as well as our ability to accurately report on the hotel properties’ performance. Further, Marriott owns the Gaylord Hotels and JW Marriott brands and trademarks, and a failure on their part to maintain quality standards, including at any future projects that we do not own an interest in, could harm the brands and damage our business.

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

The ability of Marriott to successfully operate and manage our current hotel properties and convention business is subject to factors beyond our and their control, which could reduce the revenue and operating income of these properties. These factors include:

●	the desirability and perceived attractiveness of the Nashville, Tennessee; Orlando, Florida; Dallas, Texas; San Antonio, Texas; Washington D.C. and Denver, Colorado areas as tourist and convention destinations;
●	adverse changes in the national economy, its effects on us and our customers and in the levels of tourism and convention business that affect our current hotel properties;
●	Marriott’s ability to attract group convention business;
●	Marriott’s ability to contract for and collect attrition and cancellation fees from groups that do not fulfill minimum stay or spending requirements;
●	the opening of other new hotels could impact the group convention business at our current hotel properties;
●	the highly competitive nature of the hotel, tourism and convention business in which our hotel properties operate, including the fact that we compete for convention business with publicly-financed civic convention centers;
●	the susceptibility of group convention business to reduced levels of demand during the year-end holiday periods, which Marriott may not be able to offset by attracting sufficient general tourism guests;

●	the level of governmental group business, which has decreased at times in the past due to uncertainty surrounding the U.S. government budget;
●	the financial condition of the airline and other transportation-related industries and the resulting impact on travel; and
●	increases in our operating costs due to labor costs associated with labor shortages, wage increases, any increases in the federal minimum wage rate, workers’ compensation, healthcare-related costs, and organized labor activities, the last of which, in addition to increasing labor costs, could cause a diversion of business from our hotels involved in labor negotiations and loss of group business.

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

Inflation, which has risen to levels not experienced in recent decades, has caused, and could continue to cause, broad price increases. A prolonged inflationary environment, and any fiscal, monetary or other policy interventions by the U.S. government or the Federal Reserve in reaction to such an environment, including increases in federal interest rates, could adversely affect our operating costs, customer spending and bookings, and ability to access the debt markets on favorable terms. If the cost to operate and maintain our hotels and other properties increases faster or at a rate greater than our ability to pass on costs by increasing amounts charged to guests and customers, our financial condition, results of operations and cash flows could be materially and adversely affected.

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

We and our third-party hotel manager rely on information technology systems, including networks and the Internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Our businesses require collection of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems and those of our service providers. The integrity and protection of customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we or the hotel managers could make faulty decisions. Customers and employees also have a high expectation that we and our third-party service providers and processors will adequately protect their personal information. Despite implementation of various measures designed to protect our information systems and records, including those we maintain with our service providers, we, the hotel managers and/or our third-party service providers may be subject to security breaches, system failures, viruses, operator error, employee misuse, and unauthorized or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider or failure to comply with the various U.S. and international laws and regulations applicable to the protection of such data, including the CCPA, or with Payment Card Industry (PCI) data security standards, could divert our attention, adversely impact our reputation, result in remedial and other fines or litigation, cause us to incur substantial liabilities or costs, or result in a loss of valuable data or of consumer confidence. A breach in the security of our information systems or those of our service providers, or the unauthorized use of such data by us or our third-party providers, could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

Changes in privacy and data security laws could increase our operating costs and increase our exposure to fines and litigation.

We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information. Various U.S. federal and state laws, payment card industry security standards, and other information privacy and security standards are all applicable to us. Various states, including California, Colorado, Connecticut, Utah and Virginia have passed laws pertaining to the processing of personal data, which require, among other things, that businesses provide new disclosures and options to consumers about data collection, use and sharing policies. Significant legislative, judicial or regulatory changes have been and could be issued in the future. These legal requirements are rapidly changing and are not consistent across jurisdictions. Violations of these new laws may subject us to civil monetary penalties, and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, provides for a private cause of action for data breaches. Compliance with changes in applicable data security and privacy laws and regulations and contractual obligations has increased, and may in the future increase, our operating costs and may restrict our business operations, increase our exposure to fines and litigation in the event of alleged noncompliance, and adversely affect our reputation. Moreover, many jurisdictions are considering and adopting regulations governing the use of artificial intelligence and machine learning applications and tools (including in relation to hiring and employment practices). Compliance with these regulations may be difficult or costly to implement and result in a burden on our operations that use artificial intelligence or machine learning applications and tools.

Cybersecurity incidents, including the failure to protect the integrity or availability of IT systems or the security of confidential information, or the introduction of malware or ransomware, could harm our business.

While we have implemented security measures to safeguard our systems and data, our measures or the measures of our service providers or hotel manager may not be sufficient to maintain the confidentiality, integrity, or availability of the data collected, stored, and used to manage our businesses. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to data, failure of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “supply chain” attacks, “phishing” or other types of business email compromises, operator error, or inadvertent releases of data may materially impact our information systems and records of those of our owners, licensees, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access to such systems, have greatly increased in recent years. Like most large multinational corporations, our hotel manager and its service providers have experienced cyber attacks, and attempts to disrupt access to their systems and data or those of properties our hotel manager manages and the frequency and sophistication of such efforts could continue to increase. The rapid evolution and increased adoption of artificial intelligence technologies, by us and our third-party service providers, may also heighten our cybersecurity risks by making cyber attacks more difficult to detect, contain and mitigate. We and our third-party service providers, including our third-party hotel manager, have increasingly relied on cloud-based services and on remote access to information systems in recent years, which has increased our exposure to potential cybersecurity incidents. Any theft, loss, loss of access to, or fraudulent use of guest, associate, owner, licensee, or company data could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, compromises in the security of our information systems or those of our owners, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems or our hotel manager’s systems, resulting in operational inefficiencies and a loss of profits, and negative publicity, resulting in tangible adverse effects on our business, including consumer boycotts, cancellations, lost sales or litigation, all of which could affect our market share, reputation, business, financial condition, or results of operations. These events may also cause us to incur substantial costs, including but not limited to, costs associated with remediation for or recovery of stolen assets or information, including ransom costs paid to cyber attackers, costs for sending legally required notifications to customers or other affected individuals, and increased cyber protection costs to guard against opportunities for re-occurrence of a breach. Although we or our manager carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all losses or all types of claims that may arise in connection with cyber attacks, security compromises, and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.

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

Third-party infringement of the Gaylord Hotels or JW Marriott marks owned by Marriott or the marks we own and use in our entertainment business, or the failure to enforce rights to the marks, could be damaging to our business.

The reputation and perception of the brands we use is critical to our success. If trademarks or intellectual property are misappropriated or used without authorization, the value of those brands, their reputation, our competitive advantages and our goodwill could be harmed. We regularly apply to register our trademarks in the United States. However, we cannot be certain that those trademark registrations will be granted or that the steps we take to protect our trademarks or intellectual property in the United States will be adequate to prevent others, including third parties or former employees, from copying or using our trademarks or intellectual property without authorization. Our intellectual property is also vulnerable to unauthorized use in some countries outside the United States, where local laws may not adequately protect it. Marriott owns and maintains the marks used in the Gaylord Hotels and JW Marriott operations and may use the brands at properties that we do not own.

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

Our group room rates may be contracted several years in advance, and we are subject to increases in operating costs over time that may not be offset by these group room rates, which may result in reduced margins. Further, our disclosed future hotel bookings may not be fulfilled. These factors could reduce the net operating profits of our TRS lessees, which in turn could adversely affect the amount and frequency of distributions we make to our stockholders and our ability to service our debt.

Our financial and operating results may suffer if we are unsuccessful in integrating JW Marriott Hill Country with our existing assets, and integrating JW Marriott Hill Country may be more difficult, costly or time consuming than expected.

If we are unable to successfully integrate JW Marriott Hill Country with our other assets in an efficient and effective manner, the anticipated benefits of the JW Marriott Hill Country transaction may not be realized fully, or at all, or may take longer to realize than expected and may not meet estimated growth projections or expectations. Further, we may not achieve the projected efficiencies and synergies once we have fully integrated JW Marriott Hill Country into our operations, which may lead to additional costs not anticipated at the time of the JW Marriott Hill Country transaction. An inability to realize the full extent of the anticipated benefits of the JW Marriott Hill Country transaction or any delays encountered in the integration process could have an adverse effect on our results from operations, cash flows and financial position.

The integration of JW Marriott Hill Country with our other assets will require the dedication of significant management resources, which may distract management’s attention from day-to-day business operations. San Antonio, Texas is a new market for us, and our relative unfamiliarity with the market may result in our having to devote additional time and expense to gain familiarity with the market and effectively manage this asset. Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in revenue and diversion of management’s time and energy from ongoing business concerns, which could materially affect our financial position, results of operations and cash flows.

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

Prior to 2012, we had not paid a cash distribution on our common stock since 1999. Beginning in 2013 we declared, and we intend to continue to declare when appropriate, cash dividends, the amount of which will be determined, and will be subject to adjustment, by our board of directors. Our board of directors has approved an dividend policy pursuant to which we will make minimum dividends of 100% of REIT taxable income annually, subject to the board of directors’ future determinations as to the amount of any distributions and the timing thereof. Our dividend policy may be altered at any time by our board of directors, and certain provisions of our debt agreements may prohibit us from paying dividends in accordance with any policy we may adopt. To qualify as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) each year to our stockholders. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal and state income tax purposes, or the effect of nondeductible expenditures.

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our common stock. Thus, compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities may be adversely affected if we need or require the target company to comply with certain REIT requirements prior to closing. In addition, as a REIT, we may face investor pressures to forego growth opportunities that are not immediately accretive.

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

We have invested in, and in the future may invest in, joint ventures, certain minority equity interests, mortgage loans, or mezzanine debt over which we may not have significant control, to or for which we may owe significant funding or obligations and for which there is no readily available market, and these investments may not be profitable.

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

We currently have a significant amount of debt. At December 31, 2023, we had approximately $3.4 billion of total debt. We may incur additional debt in connection with acquisitions of properties or businesses, development, investment in new projects, renovations, or capital improvement.

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

Our ability to refinance each of our agreements governing our indebtedness on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. Rising interest rates may make future refinancing more difficult to obtain on favorable terms. In addition, although we have previously been successful in negotiating amendments to our credit agreement and in negotiating an amendment to the Gaylord Rockies term loan, we may be unsuccessful in negotiating any further amendments or modifications to the agreements governing our indebtedness as we may deem necessary. To the extent we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms, selling one or more hotel properties at unattractive prices or on disadvantageous terms, or defaulting on mortgages and allowing our lenders to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

To service our debt and pay other obligations, we will require a significant amount of cash, which may not be available to us.

Our ability to make payments on, repay or refinance our debt, including our obligations under our senior notes and any future debt we may incur, and to fund planned capital expenditures will depend largely upon our future operating performance and our ability to generate cash from operations. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt and other obligations will depend on the satisfaction of the covenants and financial ratios in our senior credit facility and our other debt agreements, including other agreements we may enter into in the future. Our business may not generate sufficient cash flow from operations or we may not have future borrowings available to us under our credit facility or from other sources in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

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

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain applicable financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt, including, in the case of our existing credit facility, our subsidiaries that are the fee owners of Gaylord Opryland and Gaylord Texan, their respective direct and indirect parent entities, and the equity of Ryman Hotel Operations Holdco, LLC, a wholly-owned indirect subsidiary of the Company; in the case of the Gaylord Rockies term loan, Gaylord Rockies; in the case of the OEG term loan, the OEG assets; and in the case of the Block 21 loan, Block 21 assets. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to pay dividends, incur additional debt and to take other actions might significantly impair our ability to obtain other financing and to make distributions to our stockholders in accordance with any dividend policy.

Our indebtedness is secured by a substantial portion of our assets.

Subject to applicable laws and certain agreed-upon exceptions, our $700 million revolving credit facility and $500 million term loan B are secured by equity pledges of our subsidiaries that are the fee owners of Gaylord Opryland and Gaylord Texan, their respective direct and indirect parent entities, and the equity of Ryman Hotel Operations Holdco, LLC, a wholly-owned indirect subsidiary of the Company. The Gaylord Rockies’ $800 million term loan is secured by liens on the substantial majority of Gaylord Rockies assets. The OEG term loan and OEG revolver are secured by substantially all of the assets of OEG Finance, other than Block 21. The Block 21 loan is secured by all of the assets of Block 21. In the event of a default under our credit facility, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.

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

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Certain of our indebtedness bears interest at variable interest rates that use Adjusted Term Secured Overnight Financing Rate (“SOFR”) as the preferred alternative rate for LIBOR that has been identified by the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York. SOFR is calculated based on short-term repurchase agreements, backed by U.S. Treasury securities, and Adjusted Term SOFR is a forward-looking term rate currently published by CME Group Benchmark Administration Limited. Adjusted Term SOFR is calculated differently from LIBOR and has inherent differences, which could give rise to uncertainties, including the limited historical data and volatility of the benchmark rates. Because of these and other differences, there is no assurance that any of our SOFR-based facilities will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that Adjusted Term SOFR is a comparable substitute for LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, including SOFR, or other reforms may adversely affect market demand for LIBOR- or SOFR-based obligations, including ours. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be affected, and our available cash flow may be adversely affected.

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

Our Charter also prohibits the ownership of shares by any person or entity if such ownership would violate or otherwise be inconsistent with federal communications laws or regulations pertaining to the ownership of television or radio stations, cable television or other radio authorizations by (i) foreign persons or entities, (ii) persons or entities having interests in television or radio broadcast stations, newspapers or cable television systems, and (iii) entities seeking direct or indirect control of us without prior federal regulatory approval. In the event of a transfer that would result in a violation or inconsistency with federal communications laws or regulations, we may refuse to permit the transfer, suspend the rights of share ownership as necessary to prohibit the violation or inconsistency, or redeem the shares. Anyone who acquires shares in violation of the share ownership limit or the other restrictions on transfer in our Charter bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our shares falls between the date of purchase and the date of redemption or sale. In addition, these ownership limitations may prevent an acquisition of control of us by a third party without the approval of our board of directors, even if our stockholders believe the change of control is in their interest.

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

The trading prices of equity securities issued by REITs have historically been affected, including in recent quarters, by changes in market interest rates and other factors. One of the factors that may influence the market price of our common stock is the annual yield from distributions on our common stock as compared to yields on other financial instruments. The U.S. has experienced, and may continue to experience, increases in market interest rates. Further increases in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our shares to demand a higher annual yield and choose other investments, which could reduce the market price of our common stock. Further, rising interest rates may reduce our available cash flow and diminish our ability to reinvest in our assets, which may harm our business.

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

Item 1B.            Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have strategically integrated cybersecurity risk management into our broader enterprise risk management function to promote a company-wide culture of cybersecurity risk management. Our board of directors has general oversight responsibility for our enterprise risk management function, which includes specific areas of focus including competitive, economic, operational, financial (accounting, credit, liquidity and tax), legal, compliance, information technology security programs (including cybersecurity), ESG/corporate social responsibility, political and reputational risks. Our board of directors has delegated oversight of certain of these areas to the committees of our board of directors, including delegating the oversight of our information technology security programs (including cybersecurity) to the audit committee of our board of directors (the “Audit Committee”). We believe this division of risk management-related roles to the committees of our board of directors fosters an atmosphere of significant involvement in the oversight of risk at the board level and complements our risk management policies. The oversight responsibility of our board of directors is facilitated by a management report process that is designed to provide both visibility and transparency to our board of directors about the identification, assessment and management of critical risks and management’s risk mitigation strategies.

Our risk management team, which includes members of senior management, including our Chief Financial Officer (“CFO”), Chief Information Officer (“CIO”) and General Counsel, as well as external consultants, works closely with our information technology department (“IT Department”) to continuously evaluate and address cybersecurity risks relevant to our business and operations. In addition, we have set company-wide policies and procedures that directly or indirectly relate to cybersecurity matters, such as policies related to encryption standards, antivirus protection, access removal, multifactor authentication, confidential information or use of the internet, social media, email and wireless devices. These policies go through an annual internal management review and approval process.

Our CIO and our Vice President of IT (“VP of IT”) are primarily responsible for our overall information security, strategy, policy, security engineering, operations and cybersecurity threat detection and the management of cybersecurity risks. Our CIO and VP of IT, collectively, have over fifty years of experience working in the information technology and cybersecurity field and have extensive experience assessing and managing cybersecurity and information technology programs and cybersecurity risk. Our CIO and VP of IT hold degrees in the information technology and cybersecurity fields, as well as hold certain cybersecurity and other relevant technology certifications. The CIO meets with our Chief Executive Officer (“CEO”), on a weekly basis, and the CFO, on a monthly basis, to discuss all relevant business risks, including cybersecurity risks and threats. In addition to regular reports from our CIO and vice president of internal audit regarding our program for managing our information security risks, including data privacy and protection risks we face, the CIO and VP of IT also meet quarterly with the Audit Committee to inform them of current cybersecurity risks and threats, as well as cybersecurity enhancement projects. Our full board of directors receives an annual update regarding the current cybersecurity environment from our CIO, which may include presentations from external consultants. Our Enterprise Risk Management (“ERM”) committee, which includes several members of senior management, including our CFO, our CIO, and a Certified Information Systems Auditor, also presents all of our top organizational and operational risks, including information security-related risks, focus areas and accomplishments throughout our various businesses, to our board of directors on a quarterly basis.

Our IT Department management team meets monthly to assess and review cybersecurity status, which includes dashboard reviews, operational risks and company compliance. Annually, our internal audit group and third-party consultants meet with our IT Department to perform risk assessment walkthrough meetings, discuss potential enhancements, materiality of risks and alignment with the Center for Internet Security Critical Security Controls framework. In addition, we engage third-party consultants to perform annual red team exercises and external penetration tests.

We promote a culture of cybersecurity compliance throughout our organization, including required monthly cybersecurity training for all employees with company accounts and annual training for service-related employees on cybersecurity related topics, including social engineering (e.g., phishing, vishing and smishing), ransomware, denial of service or information, and other security breach tactics. We conduct quarterly ERM discussions where top risk owners discuss how risks have changed and how such risks are being addressed with approaches designed to mitigate such risks.

In addition to assessing our own cybersecurity preparedness and as part of our overall cybersecurity risk management framework, we also consider and evaluate cybersecurity risks associated with our use of third-party service providers. We perform a formal System and Organization Controls (“SOC”) review process annually on our financially significant third-party service providers, which includes our internal assessment of complementary user entity controls. All other material third-party service providers undergo assessment as a contract is entered into or renewed to ensure cybersecurity alignment. Our internal audit group meets regularly with management team members of Marriott, our third-party hotel manager, to assess security applications compliance. We also regularly meet with management team members of Marriott to understand system upgrades, changes and associated risks with third-party manager applications. In addition, we generally require our third-party service providers to promptly notify us of any actual or suspected breach impacting our data or operations.

In assessing cybersecurity threats, our IT Department has established controls and procedures for responding to cybersecurity incidents, including a process to evaluate the significance of a cybersecurity incident. Members of senior management, including our General Counsel and CFO, are tasked with performing a materiality assessment in the event of a cybersecurity incident, which includes the consideration of relevant quantitative and qualitative factors, as well as SEC guidance. Based on the results of this evaluation, further escalation of the cybersecurity event may occur, which may include our CEO, our board of directors and/or law enforcement. In addition, members of senior management will determine, based on the assessment described above, whether the cybersecurity incident requires disclosure with the SEC.

We or our third-party manager currently maintain a cybersecurity insurance policy that provides coverage for security incidents and periodically meet with our insurer to discuss emerging trends in cybersecurity. We do not believe that any risks we have identified to date from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, notwithstanding the programs, policies and procedures described above, there can be no assurance that we or businesses with which we interact will not experience a cybersecurity incident that materially affects us in the future. For more information about the cybersecurity risks we face, see the risk factor entitled “Cybersecurity incidents, including the failure to protect the integrity or availability of IT systems or the security of confidential information, or the introduction of malware or ransomware, could harm our business.” in Item 1A. Risk Factors of Part I of this Annual Report on Form 10-K.

Item 2.              Properties

Hospitality Segment

			Meeting, Exhibit and
			Pre-Function Space
Hotel	Location	Rooms	(sq. ft.)
Gaylord Opryland	Nashville, TN	2,888	640,000
Gaylord National	National Harbor, MD (Washington, DC area)	1,996	501,000
Gaylord Texan	Grapevine, TX (Dallas area)	1,814	488,000
Gaylord Palms	Kissimmee, FL (Orlando area)	1,718	467,000
Gaylord Rockies	Aurora, CO (Denver area)	1,501	409,000
JW Marriott Hill Country	San Antonio, TX	1,002	268,000
Inn at Opryland	Nashville, TN	303	14,000
AC Hotel	National Harbor, MD (Washington, DC area)	192	3,700

We own our Opryland complex in Nashville, Tennessee, which includes the site of Gaylord Opryland (approximately 172 acres) and Gaylord Springs (over 200 acres). We also own the approximately 6-acre site of the Inn at Opryland, which is located near the Opryland complex. We have leased a 65-acre tract in Osceola County, Florida, on which the

Gaylord Palms is located, pursuant to a 75-year ground lease with a 24-year renewal option. We acquired approximately 85 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 10 acres), on which the Gaylord Texan is located. We also own an additional approximately 40 acres of property near the Gaylord Texan. We own approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which the Gaylord National is located and we own fee title to the condominium unit in the eight-story building in which the AC Hotel is located. We own approximately 85 acres on which Gaylord Rockies is located and approximately 130 acres of undeveloped land adjacent to Gaylord Rockies. Gaylord Rockies assets secure our obligations pursuant to the Gaylord Rockies term loan, as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On June 30, 2023, we purchased approximately 600 acres in San Antonio, Texas, on which JW Marriott Hill Country is located, and in November 2023, we purchased approximately 38 additional adjacent acres. Each of our hotel properties in the Hospitality segment is leased or subleased to one of our TRSs, and each such TRS has engaged Marriott to manage the day-to-day operations of the hotel. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.” For the operating results of our hotels on a property basis, see “Operating Results – Detailed Segment Financial Information” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Entertainment Segment

We own the General Jackson’s docking facility and the Grand Ole Opry House, each of which is located within the Opryland complex. In downtown Nashville, we own the Ryman Auditorium, Ole Red Nashville, and the Wildhorse Saloon dance hall and production facility, and an adjacent 17,000 square foot building. In Austin, we own Block 21, which includes the Moody Theater, the 3TEN at ACL Live Club, the W Austin, and approximately 53,000 square feet of other Class A commercial space. Our TRSs have engaged Marriott to manage the day-to-day operations of the General Jackson Showboat and the W Austin. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.”

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

Holders

There were approximately 810 record holders of our common stock at January 31, 2024.

Issuer Purchases of Equity Securities

No shares of the Company’s common stock were repurchased during the three months ended December 31, 2023.

Unregistered Sales of Equity Securities

The Company did not sell any of its securities during the fiscal year ended December 31, 2023 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Other Information

To maintain our qualification as a REIT for federal income tax purposes, we must distribute at least 90% of our REIT taxable income each year. We plan to pay minimum dividends to stockholders of 100% of REIT taxable income annually. Any future dividend is subject to our board of directors’ determinations as to the amount of distributions and the timing thereof.

The terms of our credit facility restrict our ability to pay dividends. We are restricted in our ability to pay a dividend to our stockholders if the aggregate amount of all distributions to our stockholders in a given year exceeds 95% of our funds from operations (as defined in the credit facility) for that fiscal year. Notwithstanding this restriction, we are permitted to pay dividends to stockholders to the extent necessary to maintain our status as a REIT.

Information relating to compensation plans under which our common stock is authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Reserved

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Each of our award-winning Gaylord Hotels properties, as well as the JW Marriott Hill Country, incorporates not only high-quality lodging, but also at least 400,000 square feet (268,000 in the case of JW Marriott Hill Country) of meeting, convention and exhibition space, superb food and beverage options and retail and spa facilities within a single self-contained property. As a result, our Gaylord Hotels properties and JW Marriott Hill Country provide a convenient and entertaining environment for convention guests. Our Gaylord Hotels properties and JW Marriott Hill Country focus on the large group meetings market in the United States.

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

Issuance of $400 Million 7.25% Senior Notes due 2028

In June 2023, the Operating Partnership and RHP Finance Corporation completed the private placement of $400.0 million in aggregate principal amount of 7.25% senior notes due 2028 (the “$400 Million 7.25% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee our credit agreement.

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

OEG Transaction

As more fully described in the “OEG Transaction” section of Note 1 to the consolidated financial statements included herein, on June 16, 2022, we and certain of our subsidiaries, including OEG Attractions Holdings, LLC, which directly or indirectly owns the assets that comprise our Entertainment segment, consummated the transactions contemplated by an investment agreement (the “Investment Agreement”) with Atairos Group, Inc. (“Atairos”) and A-OEG Holdings, LLC, an affiliate of Atairos (the “OEG Investor”), pursuant to which OEG issued and sold to the OEG Investor, and the OEG Investor acquired, 30% of the equity interests of OEG for approximately $296.0 million (the “OEG Transaction”). The purchase price for the OEG Transaction may be increased by $30.0 million if OEG achieves certain financial objectives in 2024.

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

Dividend Policy

In September 2022, our board of directors approved a dividend policy pursuant to which we will make minimum dividends of 100% of REIT taxable income annually, subject to the board of directors’ future determinations as to the amount of any distributions and the timing thereof. The dividend policy may be altered at any time by our board of directors (as otherwise permitted by our credit agreement) and certain provisions of our agreements governing our indebtedness may prohibit us from paying dividends in accordance with any policy we may adopt.

Our Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, JW Marriott Hill Country (effective June 30, 2023), the Inn at Opryland, and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Block 21, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the years ended December 31, 2023, 2022 and 2021, our total revenues were divided among these business segments as follows:

Segment	2023	2022	2021
Hospitality	85%	85%	84%
Entertainment	15%	15%	16%
Corporate and Other	0%	0%	0%

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

The results of operations of our Hospitality segment are affected by the number and type of group meetings and conventions scheduled to attend our hotels in a given period. A variety of factors can affect the results of any interim period, including the nature and quality of the group meetings and conventions attending our hotels during such period, which meetings and conventions have often been contracted for several years in advance, the level of attrition our hotels experience, and the level of transient business at our hotels during such period. Increases in costs, including labor costs, insurance costs, costs of food and other supplies, and energy costs have affected our operations in 2023 and 2022 and in the future could negatively affect our results, particularly during an inflationary economic environment. We rely on Marriott, as the manager of our hotels, to manage these factors and to offset any identified shortfalls in occupancy.

Summary Financial Results

The following table summarizes our financial results for the years ended December 31, 2023, 2022 and 2021 (in thousands, except percentages and per share data):

	2023	% Change	2022	% Change	2021
Total revenues	$2,158,136	19.5%	$1,805,969	92.3%	$939,373
Total operating expenses	1,704,452	15.3%	1,478,819	48.2%	998,048
Operating income (loss)	453,684	38.7%	327,150	657.6%	(58,675)
Net income (loss)	341,800	153.3%	134,948	169.3%	(194,801)
Net income (loss) available to common stockholders	311,217	141.3%	128,993	172.9%	(176,966)
Net income (loss) available to common stockholders per share - diluted	5.36	130.0%	2.33	172.6%	(3.21)

2023 Results as Compared to 2022 Results

The increase in our total revenues during 2023, as compared to 2022, is attributable to increases in our Hospitality segment and Entertainment segment revenues of $295.5 million and $56.7 million, respectively, as presented in the tables below.

The increase in total operating expenses during 2023, as compared to 2022, is primarily the result of increases in Hospitality segment and Entertainment segment expenses of $187.8 million and $35.1 million, respectively, as presented in the tables below.

The above factors resulted in a $126.5 million improvement in operating income for 2023, as compared to 2022.

Our increase in net income of $206.9 million in 2023, as compared to 2022, was due to the change in our operating income described above, and the following factors, each as described more fully below:

●	A $93.7 million benefit for income taxes in 2023, as compared to a $38.8 million provision for income taxes in 2022, primarily related to the release of $112.5 million in valuation allowance in 2023.
●	A $47.3 million increase in net interest expense in 2023, as compared to 2022.

Factors and Trends Contributing to Performance and Current Environment

Important factors and trends contributing to our performance during 2023, as compared to 2022, which was partially impacted by the Omicron variant of COVID-19 in the first quarter of 2022, were:

●	The addition of JW Marriott Hill Country on June 30, 2023, including $92.8 million in revenues; the property averaged $197.30 in RevPAR and $503.41 in Total RevPAR.
●	Same-store (Hospitality segment excluding JW Marriott Hill Country) hotel occupancy of 71.9% and ADR of $243.19 in 2023, an increase of 5.7 points of occupancy and 2.7%, respectively, over 2022.
●	An increase in same-store group rooms traveled in 2023 of 16.0% over 2022.
●	A same-store increase of 14.2% in outside-the-room spend in our Hospitality segment in 2023, as compared to 2022, with group catering revenue particularly strong.
●	A decrease in same-store cancelled room nights at our hotels of 33.8% in 2023, as compared to 2022, and a decrease in same-store group attrition at our hotels from 20.6% in 2022 to 15.2% in 2023.
●	A decrease in attrition and cancellation fee collections of $13.5 million in 2023, as compared to 2022, as cancellations and the related fee collections continue to decline. As these collections have no direct associated expenses, this decrease has had a negative impact on operating income as a percentage of revenue, or margin.
●	An increase in same-store incentive management fees incurred by the Company of 127.7% in 2023, as compared to 2022, primarily due to improved full year results.
●	On a same-store basis, group room nights on the books for all future years at our hotels at December 31, 2023 is approximately 4.0% greater than those on the books at December 31, 2022, and the ADR on those group room nights on the books at December 31, 2023 is approximately 6.3% higher than ADR on the books at December 31, 2022.
●	An increase in Entertainment segment revenue of 21.1% in 2023, as compared to 2022, primarily attributable to the addition of Block 21 with a full year of results in 2023, as well as revenue increases throughout our other OEG businesses as a result of increased attendance or volume, as applicable. Excluding the addition of Block 21, Entertainment segment revenue increased 12.1% in 2023, as compared to 2022.
●	The improved revenue performance noted above has mitigated increasing costs, which include increased interest rates, which drove higher interest expense on our higher debt levels, as well as increased wages, insurance, and other costs, which are expected to continue in the current inflationary environment.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2023, 2022 and 2021 (in thousands, except percentages and performance metrics):

	2023	% Change		2022	% Change		2021
Revenues:
Rooms	$701,138	17.7%		$595,544	81.1%		$328,874
Food and beverage	831,796	24.7%		667,009	138.7%		279,489
Other hotel revenue	300,544	9.1%		275,421	54.5%		178,220
Total hospitality revenue	1,833,478	19.2%		1,537,974	95.5%		786,583
Hospitality operating expenses:
Rooms	173,749	11.5%		155,817	76.6%		88,244
Food and beverage	465,963	22.3%		381,142	99.7%		190,855
Other hotel expenses	519,328	13.6%		457,291	39.5%		327,791
Management fees, net	66,425	53.0%		43,425	209.5%		14,031
Depreciation and amortization	186,749	(1.4)%		189,375	(7.0)%		203,675
Total Hospitality operating expenses	1,412,214	15.1%		1,227,050	48.8%		824,596
Hospitality operating income (loss) (1)(2)	$421,264	35.5%		$310,924	917.9%		$(38,013)
Hospitality performance metrics (3):
Occupancy	71.6%	5.4	pts	66.2%	26.7	pts	39.5%
ADR	$245.74	3.7%		$236.86	7.0%		$221.33
RevPAR (4)	$175.96	12.3%		$156.71	79.0%		$87.53
Total RevPAR (5)	$460.12	13.7%		$404.69	93.3%		$209.34
Net Definite Group Room Nights Booked (6)	2,369,060	31.2%		1,805,598	50.3%		1,201,268
Same-store Hospitality performance metrics (3)(7):
Occupancy	71.9%	5.7	pts	66.2%	26.7	pts	39.5%
ADR	$243.19	2.7%		$236.86	7.0%		$221.33
RevPAR (4)	$174.92	11.6%		$156.71	79.0%		$87.53
Total RevPAR (5)	$458.02	13.2%		$404.69	93.3%		$209.34
Net Definite Group Room Nights Booked (6)	2,302,717	27.5%		1,805,598	50.3%		1,201,268
(1)	Hospitality segment operating loss for 2021 does not include preopening costs of $0.7 million. Hospitality segment operating loss for 2021 also does not include gain on sale of assets of $0.3 million.
(2)	Hospitality segment operating loss for 2021 includes approximately $4.6 million in net credits directly related to the COVID-19 pandemic, which are primarily related to employment costs. This amount includes $4.1 million of payroll tax credits afforded under the 2020 Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
(3)	Hospitality segment metrics for each year include the addition of 302 additional guest rooms at Gaylord Palms beginning June 1, 2021.
(4)	We calculate Hospitality segment RevPAR by dividing rooms revenue by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality segment RevPAR is not comparable to similarly titled measures such as revenues.
(5)	We calculate Hospitality segment Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights the hotels are closed. Hospitality segment Total RevPAR is not comparable to similarly titled measures such as revenues.
(6)	Hospitality segment net definite room nights booked for 2023, 2022 and 2021 includes approximately 0.3 million, 0.4 million and 0.8 million group room cancellations, respectively.
(7)	Same-store Hospitality segment metrics do not include JW Marriott Hill Country, which we purchased June 30, 2023.

Total Hospitality revenues in 2023 include $43.8 million in attrition and cancellation fee collections, a $13.5 million decrease from 2022.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2023	2022	2021
Group	73%	69%	46%
Transient	27%	31%	54%

The type of group based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2023	2022	2021
Corporate Groups	50%	51%	43%
Associations	34%	32%	34%
Other Groups	16%	17%	23%

Other hotel expenses for the following years ended December 31 included (in thousands):

	2023	% Change	2022	% Change	2021
Administrative employment costs	$176,112	14.4%	$153,882	51.2%	$101,771
Utilities	42,055	13.3%	37,120	36.8%	27,128
Property taxes	39,951	18.7%	33,650	(0.9)%	33,947
Other	261,210	12.3%	232,639	41.0%	164,945
Total other hotel expenses	$519,328	13.6%	$457,291	39.5%	$327,791

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased during 2023, as compared to 2022, primarily due to the addition of JW Marriott Hill Country, as well as increases at Gaylord Opryland, Gaylord National and Gaylord Texan associated with increased business levels. Utility costs increased during 2023, as compared to 2022, primarily due to the addition of JW Marriott Hill Country, as well as an increase at Gaylord Opryland associated with increased utility rates. Property taxes increased during 2023, as compared to 2022, primarily due to the addition of JW Marriott Hill Country. Other expenses, which include supplies, advertising, maintenance costs and consulting costs, increased during 2023, as compared to 2022, primarily due to the addition of JW Marriott Hill Country, as well as various increases at Gaylord Opryland, Gaylord National, Gaylord Texan and Gaylord Palms due to increased business levels.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for our Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies is approximately 3% of gross revenues, and JW Marriott Hill Country is approximately 3.5% of gross revenues. Additionally, we pay Marriott an incentive management fee based on the profitability of our hotels. We incurred $41.3 million, $33.7 million and $17.1 million in total base management fees to Marriott related to our Hospitality segment during 2023, 2022 and 2021, respectively. We also incurred $28.3 million, $12.8 million and $0 in incentive management fees for our Hospitality segment during 2023, 2022 and 2021, respectively. Management fees are presented throughout this Annual Report on Form 10-K net of the amortization of the deferred management rights proceeds discussed in Note 5, “Deferred Management Rights Proceeds,” to the consolidated financial statements included herein.

Hospitality segment depreciation and amortization expense decreased in 2023, as compared to 2022, primarily as a result of the intangible asset associated with advanced bookings at Gaylord Rockies when we purchased an additional interest in Gaylord Rockies in 2018 becoming fully amortized in 2022, partially offset by the increase related to JW Marriott Hill Country.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the years ended December 31, 2023, 2022 and 2021. In 2021, these properties experienced higher levels of attrition and cancellations and lower occupancy levels, which are directly related to the COVID-19 pandemic, and experienced heavily transient business. Therefore, the property-level financial results for 2021 are not comparable to 2023, 2022 or to historical periods prior to 2020. Total revenue at each of our Gaylord Hotels properties was lower for 2021 than that of historical periods due to the COVID-19 pandemic. Operating costs at each of our properties were lower for 2021 as a result of cost containment initiatives and lower variable costs due to lower occupancies.

Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	2023	% Change		2022	% Change		2021
Revenues:
Rooms	$193,140	8.6%		$177,860	63.1%		$109,067
Food and beverage	190,992	19.9%		159,359	117.6%		73,246
Other hotel revenue	90,752	4.3%		86,969	54.6%		56,254
Total revenue	474,884	12.0%		424,188	77.8%		238,567
Operating expenses:
Rooms	43,112	1.7%		42,377	56.9%		27,001
Food and beverage	102,213	16.0%		88,122	89.6%		46,490
Other hotel expenses	138,828	9.9%		126,360	36.2%		92,793
Management fees, net	21,667	54.5%		14,028	273.7%		3,754
Depreciation and amortization	33,510	(2.6)%		34,406	0.8%		34,117
Total operating expenses (1)	339,330	11.1%		305,293	49.5%		204,155
Operating income	$135,554	14.0%		$118,895	245.5%		$34,412
Performance metrics:
Occupancy	73.0%	3.5	pts	69.5%	25.3	pts	44.2%
ADR	$250.96	3.4%		$242.71	3.7%		$234.15
RevPAR	$183.22	8.6%		$168.73	63.1%		$103.47
Total RevPAR	$450.50	12.0%		$402.41	77.8%		$226.32
(1)	Gaylord Opryland operating expenses do not include a gain on sale of assets of $0.3 million in 2021.

Gaylord Palms Results. Gaylord Palms results include 302 expansion rooms beginning in June 2021. The results of Gaylord Palms for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	2023	% Change		2022	% Change		2021
Revenues:
Rooms	$113,235	9.2%		$103,715	80.3%		$57,510
Food and beverage	145,919	19.1%		122,515	132.1%		52,782
Other hotel revenue	50,462	(5.4)%		53,348	85.0%		28,838
Total revenue	309,616	10.7%		279,578	100.9%		139,130
Operating expenses:
Rooms	25,080	12.2%		22,357	77.3%		12,608
Food and beverage	79,504	16.0%		68,564	100.7%		34,158
Other hotel expenses	99,179	5.4%		94,078	45.3%		64,766
Management fees, net	11,814	45.7%		8,111	266.0%		2,216
Depreciation and amortization	22,640	1.7%		22,267	5.5%		21,112
Total operating expenses (1)	238,217	10.6%		215,377	59.7%		134,860
Operating income	$71,399	11.2%		$64,201	1,403.5%		$4,270
Performance metrics:
Occupancy	73.7%	5.3	pts	68.4%	23.8	pts	44.6%
ADR	$245.04	1.3%		$241.85	9.5%		$220.90
RevPAR	$180.58	9.2%		$165.40	68.0%		$98.46
Total RevPAR	$493.75	10.7%		$445.85	87.2%		$238.19
(1)	Gaylord Palms operating expenses do not include preopening costs of $0.7 million in 2021.

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	2023	% Change		2022	% Change		2021
Revenues:
Rooms	$121,178	11.2%		$109,017	51.7%		$71,854
Food and beverage	171,932	23.9%		138,750	97.0%		70,429
Other hotel revenue	65,289	9.6%		59,551	57.8%		37,748
Total revenue	358,399	16.6%		307,318	70.7%		180,031
Operating expenses:
Rooms	26,655	6.5%		25,034	56.9%		15,957
Food and beverage	91,686	17.4%		78,065	68.5%		46,319
Other hotel expenses	89,341	6.9%		83,569	36.5%		61,237
Management fees, net	16,067	84.8%		8,696	204.3%		2,858
Depreciation and amortization	22,947	(3.6)%		23,800	(3.7)%		24,712
Total operating expenses	246,696	12.6%		219,164	45.1%		151,083
Operating income	$111,703	26.7%		$88,154	204.5%		$28,948
Performance metrics:
Occupancy	74.9%	5.9	pts	69.0%	19.9	pts	49.1%
ADR	$244.21	2.3%		$238.77	8.0%		$221.00
RevPAR	$183.02	11.2%		$164.65	51.7%		$108.52
Total RevPAR	$541.30	16.6%		$464.15	70.7%		$271.91

Gaylord National Results. The results of Gaylord National for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	2023	% Change		2022	% Change		2021
Revenues:
Rooms	$119,700	22.2%		$97,950	206.0%		$32,005
Food and beverage	147,346	24.7%		118,119	315.2%		28,450
Other hotel revenue	40,093	18.7%		33,780	78.1%		18,964
Total revenue	307,139	22.9%		249,849	214.6%		79,419
Operating expenses:
Rooms	41,981	12.6%		37,299	142.4%		15,390
Food and beverage	88,389	25.9%		70,209	198.7%		23,501
Other hotel expenses	95,100	11.9%		84,981	49.7%		56,758
Management fees, net	5,635	34.6%		4,188	454.0%		756
Depreciation and amortization	33,357	(0.6)%		33,563	10.2%		30,462
Total operating expenses (1)	264,462	14.9%		230,240	81.5%		126,867
Operating income (loss)	$42,677	117.6%		$19,609	141.3%		$(47,448)
Performance metrics:
Occupancy	68.4%	11.9	pts	56.5%	37.4	pts	19.1%
ADR	$240.30	0.9%		$238.13	3.5%		$230.12
RevPAR	$164.30	22.2%		$134.45	206.1%		$43.93
Total RevPAR	$421.58	22.9%		$342.94	214.6%		$109.01
(1)	Gaylord National operating expenses for 2021 include approximately $2.7 million in credits directly related to the COVID-19 pandemic, which includes $2.5 million in payroll tax credits afforded under the CARES Act.

Gaylord Rockies Results. The results of Gaylord Rockies for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands, except percentages and performance metrics):

	2023	% Change		2022	% Change		2021
Revenues:
Rooms	$97,530	11.4%		$87,587	86.1%		$47,061
Food and beverage	132,254	6.3%		124,463	135.9%		52,761
Other hotel revenue	36,953	(10.5)%		41,276	14.3%		36,120
Total revenue	266,737	5.3%		253,326	86.3%		135,942
Operating expenses:
Rooms	23,931	3.6%		23,099	70.7%		13,533
Food and beverage	78,079	6.8%		73,121	89.1%		38,662
Other hotel expenses	55,095	(7.6)%		59,637	32.2%		45,102
Management fees, net	7,935	5.6%		7,514	102.3%		3,714
Depreciation and amortization	56,843	(21.9)%		72,777	(19.7)%		90,687
Total operating expenses	221,883	(6.0)%		236,148	23.2%		191,698
Operating income (loss)	$44,854	161.1%		$17,178	130.8%		$(55,756)
Performance metrics:
Occupancy	73.4%	5.1	pts	68.3%	28.4	pts	39.9%
ADR	$242.39	3.5%		$234.19	8.8%		$215.17
RevPAR	$178.02	11.4%		$159.87	86.1%		$85.90
Total RevPAR	$486.87	5.3%		$462.39	86.3%		$248.13

JW Marriott Hill Country Results. We purchased JW Marriott Hill Country June 30, 2023. The results of JW Marriott Hill Country for the period ended December 31, 2023 are as follows (in thousands, except percentages and performance metrics):

2023
Revenues:
Rooms	$36,376
Food and beverage	39,910
Other hotel revenue	16,527
Total revenue	92,813
Operating expenses:
Rooms	7,055
Food and beverage	22,915
Other hotel expenses	32,805
Management fees, net	2,137
Depreciation and amortization	14,718
Total operating expenses	79,630
Operating income	$13,183
Performance metrics:
Occupancy	64.9%
ADR	$304.07
RevPAR	$197.30
Total RevPAR	$503.41

Entertainment Segment

Due to temporary closures and reopenings of various assets related to COVID-19 in 2021, the Entertainment segment financial results for 2021 are not comparable to 2023, 2022 or to historical periods prior to 2020. Entertainment segment financial results for 2023 and 2022 include Block 21 beginning May 31, 2022. The following presents the financial results of our Entertainment segment for the years ended December 31, 2023, 2022 and 2021 (in thousands, except percentages):

	2023	% Change	2022	% Change	2021
Revenues	$324,658	21.1%	$267,995	75.4%	$152,790
Operating expenses	223,663	18.6%	188,545	60.1%	117,753
Depreciation and amortization	23,611	28.2%	18,420	25.7%	14,655
Operating income (1)	$77,384	26.8%	$61,030	199.4%	$20,382
(1)	Entertainment segment operating income does not include preopening costs of $1.3 million and $0.5 million in 2023 and 2022, respectively. Entertainment segment operating income also does not include loss from unconsolidated joint ventures of $17.3 million, $11.0 million and $9.0 million in 2023, 2022 and 2021, respectively, related to our television network joint venture (“Circle”).

Revenues, operating expenses and depreciation and amortization increased in our Entertainment segment in 2023, as compared to 2022, primarily due to Block 21, which we acquired in May 2022. In addition, Entertainment segment revenues increased in 2023, as compared to 2022, due to increased revenues throughout our other OEG businesses as a result of increased attendance or volume, as applicable. Entertainment segment operating expenses also increased in 2023, as compared to 2022, due to increased variable expenses associated with higher business levels.

Corporate and Other Segment

The following presents the financial results of our Corporate and Other segment for the years ended December 31, 2023, 2022 and 2021 (in thousands, except percentages):

	2023	% Change	2022	% Change	2021
Operating expenses	$42,789	(0.4)%	$42,982	11.4%	$38,597
Depreciation and amortization	867	5.6%	821	(59.5)%	2,027
Operating loss (1)	$(43,656)	0.3%	$(43,803)	(7.8)%	$(40,624)
(1)	Corporate segment operating loss for 2022 does not include a loss on sale of assets of $0.5 million.

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased slightly in 2023, as compared to 2022.

Operating Results – Preopening costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for 2023 primarily include costs associated with Ole Red Las Vegas, which opened in January 2024. Our preopening costs for 2022 primarily include costs associated with Ole Red Nashville International Airport, which opened in May 2022.

Operating Results – Loss on Sale of Assets

Loss on sale of assets for 2022 includes the sale of a parcel of land in Nashville, Tennessee.

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the years ended December 31, 2023, 2022 and 2021 (in thousands, except percentages):

	2023	% Change	2022	% Change	2021
Interest expense	$211,370	42.4%	$148,406	18.4%	$125,347
Interest income	21,423	272.6%	5,750	1.1%	5,685
Loss on extinguishment of debt	(2,252)	(45.6)%	(1,547)	47.5%	(2,949)
Loss from unconsolidated joint ventures	(17,308)	(57.8)%	(10,967)	(22.4)%	(8,963)
Other gains and (losses), net	3,921	125.0%	1,743	330.4%	405
(Provision) benefit for income taxes	93,702	341.7%	(38,775)	(682.2)%	(4,957)

Interest Expense

Interest expense increased $63.0 million in 2023, as compared to 2022, due primarily to higher interest rates and higher levels of indebtedness attributable to the 2022 OEG Term Loan and the Block 21 CMBS loan, as well as the May 2023 refinancing and increase of the term loan B and the June 2023 issuance of the $400 Million 7.25% Senior Notes. Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 6.6% and 5.0% in 2023 and 2022, respectively.

Cash interest expense increased $63.1 million to $200.8 million in 2023, as compared to 2022, and non-cash interest expense, which includes amortization of deferred financing costs and debt discounts or premiums and is offset by capitalized interest, decreased $0.1 million to $10.5 million in 2023, as compared to 2022.

Interest Income

Interest income for 2023 primarily includes amounts earned on our larger than historical cash balances, as well as the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. Interest income for 2022 primarily includes amounts earned on the bonds associated with Gaylord National.

Loss on Extinguishment of Debt

As a result of the May 2023 refinancing of our credit facility and the extension of the Gaylord Rockies $800 million term loan, we recognized a loss on extinguishment of debt of $2.3 million in 2023.

As a result of the June 2022 repayment of our previous $300 million term loan A with the proceeds from a $300 million OEG term loan, we recognized a loss on extinguishment of debt of $1.5 million in 2022.

Loss from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for 2023 and 2022 represents our equity method share of losses associated with Circle.

In September 2023, we determined to pivot from television network ownership in favor of a distribution approach. Therefore, we and our joint venture partner agreed to wind down Circle, and operations ceased on December 31, 2023. As a result, we incurred a loss related to Circle of approximately $10.5 million, which is included in loss from unconsolidated joint ventures in the accompanying consolidated statement of operations for 2023.

Other Gains and (Losses), net

Other gains and (losses), net for 2023 and 2022 primarily includes a gain of $6.1 million and $2.9 million, respectively, from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses.

(Provision) Benefit for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

During 2023 and 2022, we recorded an income tax (provision) benefit of $93.7 million and $(38.8) million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction for both years and a change in valuation allowance at the TRSs in 2023.

We evaluate our deferred tax assets each reporting period to determine if it is more likely than not that those assets will be realized or if a valuation allowance is needed. In the fourth quarter of 2023, due to continued improvement in our financial results coming out of the COVID-19 pandemic and the projected future taxable income of our TRSs, we determined that the release of a significant portion of our federal and state valuation allowance was appropriate. This release of valuation allowance of $112.5 million was the primary factor in the large income tax benefit for 2023.

Non-GAAP Financial Measures

We present the following non-GAAP financial measures, which we believe are useful to investors as key measures of our operating performance:

EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre, Excluding Noncontrolling Interest in Consolidated Joint Venture Definition

We calculate EBITDAre, which is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in its September 2017 white paper as net income (calculated in accordance with GAAP) plus interest expense, income tax expense, depreciation and amortization, gains or losses on the disposition of depreciated property (including gains or losses on change in control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in the value of depreciated property of the affiliate, and adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates.

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

The following is a reconciliation of our consolidated GAAP net income (loss) to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Net income (loss)	$341,800	$134,948	$(194,801)
Interest expense, net	189,947	142,656	119,662
Provision (benefit) for income taxes	(93,702)	38,775	4,957
Depreciation and amortization	211,227	208,616	220,357
(Gain) loss on sale of assets	—	327	(315)
Pro rata EBITDAre from unconsolidated joint ventures	25	89	73
EBITDAre	649,297	525,411	149,933
Preopening costs	1,308	532	737
Non-cash lease expense	5,710	4,831	4,375
Equity-based compensation expense	15,421	14,985	12,104
Pension settlement charge	1,313	1,894	1,379
Interest income on Gaylord National bonds	4,936	5,306	5,502
Loss on extinguishment of debt	2,252	1,547	2,949
Transaction costs of acquisitions	—	1,348	360
Pro rata adjusted EBITDAre from unconsolidated joint ventures (1)	10,508	—	—
Adjusted EBITDAre	690,745	555,854	177,339
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	(29,884)	(15,309)	1,017
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$660,861	$540,545	$178,356
(1)	In September 2023, we determined to pivot from television network ownership in favor of a distribution approach. Therefore, we and our joint venture partner agreed to wind down the Circle joint venture, with operations ceasing December 31, 2023. As a result, we incurred a loss related to Circle of approximately $10.5 million in 2023.

The following is a reconciliation of our consolidated GAAP net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Net income (loss)	$341,800	$134,948	$(194,801)
Noncontrolling interest in consolidated joint venture	(28,465)	(5,032)	16,501
Net income (loss) available to common stockholders and unit holders	313,335	129,916	(178,300)
Depreciation and amortization	211,064	208,494	220,211
Adjustments for noncontrolling interest	(7,083)	(3,346)	(11,069)
Pro rata adjustments from joint ventures	73	92	73
FFO available to common stockholders and unit holders	517,389	335,156	30,915
Right-of-use asset amortization	163	122	146
Non-cash lease expense	5,710	4,831	4,375
Pension settlement charge	1,313	1,894	1,379
Pro rata adjustments from joint ventures (1)	10,508	—	—
(Gain) loss on other assets	—	469	(317)
Amortization of deferred financing costs	10,663	9,829	8,790
Amortization of debt discounts and premiums	2,325	989	(279)
Loss on extinguishment of debt	2,252	1,547	2,949
Adjustments for noncontrolling interest	18,635	(928)	(294)
Transaction costs of acquisitions	—	1,348	360
Deferred tax provision (benefit)	(95,825)	8,244	4,006
Adjusted FFO available to common stockholders and unit holders	$473,133	$363,501	$52,030
(1)	In September 2023, we determined to pivot from television network ownership in favor of a distribution approach. Therefore, we and our joint venture partner agreed to wind down the Circle joint venture, with operations ceasing December 31, 2023. As a result, we incurred a loss related to Circle of approximately $10.5 million in 2023.

Liquidity and Capital Resources

Cash Flows Provided By Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During 2023, our net cash flows provided by operating activities were $557.1 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of approximately $500.6 million and favorable changes in working capital of approximately $56.5 million. The favorable changes in working capital primarily resulted from an increase in deferred revenues associated with increased advanced room deposits on future hotel room stays.

During 2022, our net cash flows provided by operating activities were $419.9 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of approximately $387.6 million, and favorable changes in working capital of approximately $32.3 million. The favorable changes in working capital primarily resulted from an increase in deferred revenues associated with increased advanced ticket purchases at our OEG venues and advanced room deposits on future hotel room stays, and an increase in general accrued expenses, including an increase in management fees and incentive compensation, as a result of the increase in business levels. These favorable changes in working capital were partially offset by an increase in accounts receivable due to an increase in group business at our Gaylord Hotels properties.

Cash Flows Used in Investing Activities.

During 2023, our primary use of funds for investing activities was the use of $791.5 million in net cash to purchase JW Marriott Hill Country and purchases of property and equipment, which totaled $206.8 million. Purchases of property and equipment consisted primarily of the construction of Ole Red Las Vegas, enhancements at Gaylord Rockies to better position the property for our group customers, a rooms, restaurant and meeting space renovation at Gaylord Palms, enhancements to the offerings at Block 21, and ongoing maintenance capital expenditures for each of our existing properties.

During 2022, our primary use of funds for investing activities was the use of $94.0 million in net cash to fund a portion of the purchase price of Block 21 and purchases of property and equipment, which totaled $89.5 million. Purchases of property and equipment consisted primarily of enhancements at Gaylord Rockies to better position the property for our group customers, a re-concepting of the food and beverage options at Gaylord National, the construction of our Ole Red locations in Las Vegas and the Nashville International Airport, and ongoing maintenance capital expenditures for our existing properties.

Cash Flows Provided By Financing Activities. Our cash flows from financing activities primarily reflect the incurrence and repayment of long-term debt and the payment of cash dividends. During 2023, net cash flows provided by financing activities were $711.9 million, primarily reflecting the issuance of the $400 Million 7.25% Senior Notes, $395.4 million in net proceeds from the issuance of approximately 4.4 million shares of our common stock, and the net borrowing of $121.3 million under our refinanced credit facility, partially offset by the payment of $176.0 million in cash distributions and the payment of $23.4 million in deferred financing costs.

During 2022, net cash flows provided by financing activities were $50.7 million, primarily reflecting the net proceeds of the OEG Transaction of $285.9 million and the incurrence of the OEG Term Loan and the repayment of our former term loan A, partially offset by the repayment of $195.0 million under our credit facility and the payment of $15.4 million in deferred financing costs.

Liquidity

At December 31, 2023, we had $591.8 million in unrestricted cash and $745.4 million available for borrowing in the aggregate under our revolving credit facility and the OEG revolving debt facility. During 2023, we issued $400 million in new senior notes for net proceeds of $393 million, received net proceeds of $395.4 million from the issuance of approximately 4.4 million shares of our common stock, net borrowed $121.3 million as part of the May 2023 upsizing of our Term Loan B from $370.0 million to $500.0 million, used $791.5 million in net cash to purchase JW Marriott Hill Country, incurred capital expenditures of $206.8 million and paid $176.0 million in cash distributions. These changes, as well as the cash flows provided by operations discussed above, were the primary factors in the increase in our cash balance from 2022 to 2023.

We anticipate investing in our operations during 2024 by spending between approximately $360 million and $440 million in capital expenditures, which includes projects at Gaylord Rockies to construct a new events pavilion, enhance the grand lodge and reposition its food and beverage outlets; enhancements to meeting spaces at Gaylord Opryland to further appeal to our target group customers; a rooms renovation at the W Hotel and common area enhancements at Block 21; the conversion of the Wildhorse Saloon to Category 10; the completion of Ole Red Las Vegas; a rooms renovation at Gaylord Palms; and ongoing maintenance capital for each of our current facilities. Further, our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually. Following completion of the one-year extension of the Gaylord Rockies Loan (as defined and discussed below), we currently have no debt maturities until July 2024. We believe we will be able to refinance our debt agreements prior to their maturities, including extension options.

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

Our outstanding principal debt agreements are described below. At December 31, 2023, there were no defaults under the covenants related to our outstanding debt.

Principal Debt Agreements

Credit Facility. On May 18, 2023, we entered into a Credit Agreement (the “Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, which replaced the Company’s previous credit facility. The Credit Agreement provides for a $700.0 million revolving credit facility (the “Revolver”) and a $500.0 million senior secured term loan B (the “Term Loan B”), as well as an accordion feature that will allow us to increase the facilities following the closing date by an aggregate of up to $475 million, which may be allocated between the Revolver and the Term Loan B at our option.

Each of the Revolver and Term Loan B is guaranteed by us, each of our subsidiaries that own the Gaylord Hotels properties, other than Gaylord Rockies, and certain of our other subsidiaries. Each of the Revolver and the Term Loan B is secured by equity pledges of our subsidiaries that are the fee owners of Gaylord Opryland and Gaylord Texan, their respective direct and indirect parent entities, and the equity of Ryman Hotel Operations Holdco, LLC, a wholly-owned indirect subsidiary of the Company. Assets and equity of Gaylord Rockies and OEG are not subject to the liens of the Credit Agreement.

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

Revolving Credit Facility. The maturity date of the Revolver is May 18, 2027, with the option to extend the maturity date for a maximum of one additional year through either (i) a single 12-month extension option or (ii) two individual six-month extensions. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) Adjusted Term SOFR plus the applicable margin ranging from 1.40% to 2.00%, dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement), (ii) Adjusted Daily Simply SOFR plus the applicable margin ranging from 1.40% to 2.00%, dependent on our funded debt to total asset value ratio (as defined in the Credit Agreement) or (iii) a base rate as set in the Credit Agreement plus the applicable margin ranging from 0.40% to 1.00%, dependent upon our funded debt to asset value ratio (as defined in the Credit Agreement). Principal is payable in full at maturity, and the Revolver was undrawn at closing.

For purposes of the Revolver, Adjusted Term SOFR is calculated as the sum of Term SOFR plus an adjustment of 0.10% (all as more specifically described in the Credit Agreement), subject to a floor of 0.00%. Adjusted Daily Simple SOFR is calculated as the sum of SOFR plus an adjustment of 0.10% (all as more specifically described in the Credit Agreement), subject to a floor of 0.00%.

At December 31, 2023, no amounts were outstanding under the Revolver, and the lending banks had issued $14.6 million of letters of credit under the Credit Agreement, which left $685.4 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $600 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”), our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”) and our $400 Million 7.25% Senior Notes, which we met at December 31, 2023).

Term Loan B. The Term Loan B has a maturity date of May 18, 2030. The applicable interest rate margins for borrowings under the Term Loan B are, at our option, either (i) Term SOFR plus 2.75%, (ii) Daily Simple SOFR plus 2.75% or (iii) a base rate as set in the Credit Agreement plus 1.75%. At December 31, 2023, the interest rate on the Term Loan B was Term SOFR plus 2.75%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At December 31, 2023, $496.3 million in borrowings were outstanding under the Term Loan B. A portion of the proceeds from the Term Loan B were used to repay in full the approximately $370 million balance of our previous term loan B.

For purposes of the Term Loan B, each of Term SOFR and Daily Simply SOFR are subject to a floor of 0.00%.

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

The $700 Million 4.75% Senior Notes are currently redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 102.375%, 101.188%, and 100.00% beginning on October 15 of 2023, 2024, and 2025, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

We completed a registered offer to exchange the $700 Million 4.75% Senior Notes for registered notes with substantially identical terms as the $700 Million 4.75% Senior Notes in July 2020.

$400 Million 7.25% Senior Notes. On June 22, 2023, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of 7.25% senior notes due 2028, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $400 Million 7.25% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company National Association as trustee. The $400 Million 7.25% Senior Notes have a maturity date of July 15, 2028 and bear interest at 7.25% per annum, payable semi-annually in cash in arrears on January 15 and July 15 each year, beginning January 15, 2024. The $400 Million 7.25% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $700 Million 4.75% Senior Notes and $600 Million 4.50% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 7.25% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 7.25% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 7.25% Senior Notes.

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

Each of the indentures governing the $700 Million 4.75% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes contain certain covenants which, among other things and subject to certain exceptions and qualifications, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, assets sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. In addition, if the Company experiences certain kinds of changes of control, the Company must offer to repurchase some or all of the senior notes at 101% of their principal amount, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

$800 Million Term Loan (Gaylord Rockies). On July 2, 2019, Aurora Convention Center Hotel, LLC (“Hotel Owner”) and Aurora Convention Center Hotel Lessee, LLC (“Tenant” and collectively with Hotel Owner, the “Loan Parties”), subsidiaries of the entities comprising the previous Gaylord Rockies joint venture, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced Gaylord Rockies’s existing $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility and matures July 2, 2024 with two, one-year extension options remaining, subject to certain requirements in the Gaylord Rockies Loan. The first one-year extension option was successfully completed in May 2023. The Gaylord Rockies Loan bears interest at Adjusted Daily Simple SOFR plus 2.50%. We have entered into an interest rate swap to fix the SOFR portion of the interest rate at 5.2105% for the fifth year of the loan. We have designated this interest rate swap as an effective cash flow hedge.

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

OEG Credit Agreement. On June 16, 2022, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a credit agreement (the “OEG Credit Agreement”) among OEG Borrower, as borrower, OEG Finance, certain subsidiaries of OEG Borrower from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million (the “OEG Revolver”). The OEG Term Loan matures on June 16, 2029, and the OEG Revolver matures on June 16, 2027. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 4.00% or (ii) Adjusted Term SOFR plus 5.00% (all as specifically more described in the OEG Credit Agreement). In November 2022, OEG entered into an interest rate swap to fix the SOFR portion of the interest rate on $100.0 million of borrowings at 4.533% through December 2025. The OEG Revolver bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 3.75% or (ii) Adjusted Term SOFR plus 4.25%, which shall be subject to reduction in the applicable margin based upon OEG’s First Lien Leverage Ratio (all as specifically more described in the OEG Credit Agreement). The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21 and Circle, as more specifically described in the OEG Credit Agreement). The net proceeds we received from the OEG Term Loan were used to repay the outstanding balance of our former term loan A. At December 31, 2023, $296.3 million was outstanding under the OEG Term Loan and $5.0 million was outstanding under the OEG Revolver.

Block 21 CMBS Loan. At the closing of the purchase of Block 21 on May 31, 2022, a subsidiary of the Company assumed a $136 million, ten-year, non-recourse term loan secured by a mortgage on Block 21 (the “Block 21 CMBS Loan”). The Block 21 CMBS Loan has a fixed interest rate of 5.58% per annum, payable monthly, matures January 5, 2026, and provides for payments due monthly based on a 30-year amortization. At December 31, 2023, $131.9 million was outstanding under the Block 21 CMBS Loan.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at December 31, 2023 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations over the next five years are $783.9 million. These estimated obligations are $198.5 million in 2024, $166.4 million in 2025, $158.5 million in 2026, $150.6 million in 2027, and $110.0 million in 2028. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herein for a discussion of the interest we paid during 2023, 2022 and 2021.

Inflation

Inflation has had a more meaningful impact on our business during recent periods than in historical periods. However, favorable occupancy, ADR and outside-the-room spend in our Hospitality segment and business levels in our Entertainment segment have reduced the impact of increased operating costs, including increased wages and increased insurance and food and beverage costs, on our financial position and results of operations.

Additionally, increased interest rates have driven higher interest expense on our higher debt levels. In an effort to mitigate the impact of increased interest rates, at December 31, 2023, 80% of our outstanding debt is fixed-rate debt, after considering the impact of interest rate swaps.

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

The following tables present summarized financial information for the Issuers and the Guarantors on a combined basis and the intercompany balances and transactions between these parties, as well as any investments in or equity in earnings from non-guarantor subsidiaries, have been eliminated (amounts in thousands):

December 31,
2023
Net receivables due from non-guarantor subsidiaries	$8,593
Other assets	2,485,488
Total assets	$2,494,081

Other liabilities	2,392,671
Total liabilities	$2,392,671
Total noncontrolling interest	$3,624

Year Ended
December 31, 2023
Revenues from non-guarantor subsidiaries	$459,749
Operating expenses (excluding expenses to non-guarantor subsidiaries)	133,522
Expenses to non-guarantor subsidiaries	13,554
Operating income	312,673
Interest income from non-guarantor subsidiaries	1,252
Net income	208,217
Net income available to common stockholders	177,634

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

Impairment of long-lived and other assets. In accounting for our long-lived and other assets, we assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset groups may not be recoverable. Factors we consider when assessing whether impairment indicators exist include (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of assets or the strategy for our overall business, or (iii) significant negative industry or economic trends.

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

In addition, we must evaluate uncertainties in the application of complex tax regulations in the calculation of tax liabilities. We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We make this assessment based on only the technical merits of the tax position. At December 31, 2023 and 2022, we had no accruals for unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2023 and 2022, we have accrued no interest or penalties related to uncertain tax positions.

Acquisitions and Purchase Price Allocations. Accounting for the acquisition of an entity as a business combination, becoming the primary beneficiary of a previously unconsolidated variable interest entity, or a significant asset acquisition requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction based on their respective estimated fair values, which requires us to make significant estimates and assumptions regarding the fair value of the acquired assets and liabilities assumed. We may engage third parties to provide valuation services to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, and intangible assets, that are assumed as part of the transaction, as well as any noncontrolling interests. When making fair value determinations, we consider market data for similar assets, expected cash flows discounted at risk-adjusted rates, and replacement cost for assets, among other information. Management judgment is required when making the significant assumptions used to value long-lived and identifiable intangible assets, which include projected revenue growth, estimated cash flows, discount rates, and other factors.

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

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are from changes in interest rates, including the rising interest rates experienced in recent years, and changes in asset values of investments that fund our pension plan. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors,” in this Annual Report on Form 10-K for more discussion on how interest rate increases affect our operations and financial condition.

Risk Related to Changes in Interest Rates

At December 31, 2023, borrowings outstanding under the Term Loan B bore interest at an annual rate of SOFR plus 2.75%. If SOFR were to increase by 100 basis points, our annual interest cost on the $496.3 million in borrowings outstanding at December 31, 2023 would increase by approximately $5.0 million.

At December 31, 2023, borrowings outstanding under the Gaylord Rockies Loan bore interest at an annual rate of SOFR plus 2.50%. We have hedged our interest rate exposure with an interest rate swap that fixes the SOFR portion of interest payments through July 2024. If we do not enter into an additional interest rate swap, and we extend the maturity date of the Gaylord Rockies Loan beyond July 2024, we will be subject to interest rate risk under the Gaylord Rockies Loan from July 2024 through the extended maturity date.

At December 31, 2023, borrowings outstanding under the OEG Term Loan bore interest at an annual rate of SOFR plus 5.00%. We have hedged our interest rate exposure on $100.0 million of borrowings under the OEG Term Loan with an interest rate swap that fixes the SOFR portion of interest payments through December 2025. If Adjusted Term SOFR were to increase by 100 basis points, our annual interest cost on the $196.3 million in borrowings outstanding under the OEG Term Loan that are not hedged at December 31, 2023 would increase by approximately $2.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2023. As a result, the interest rate market risk implicit in these investments at December 31, 2023, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At December 31, 2023, the value of the investments in the pension fund was $52.6 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $5.3 million.

Summary

Based upon our overall market risk exposures at December 31, 2023, we believe that the effects of changes in interest rates related to our borrowings and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control - Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

On June 30, 2023, we acquired JW Marriott Hill Country. We are currently in the process of assessing JW Marriott Hill Country’s internal control over financial reporting and integrating the entity’s internal control over financial reporting with our existing internal control over financial reporting. As permitted by SEC regulations, we have excluded JW Marriott Hill Country from our assessment of internal control over financial reporting as of December 31, 2023 since we acquired the entity in June 2023. JW Marriott Hill Country constituted 16.4% and 4.3% of total assets and total revenues, respectively, as of and for the year ended December 31, 2023.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.            Other Information

During the fiscal quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C.            Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of the Ten (10) Nominees for Director Identified in this Proxy Statement” in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c)(3) of Regulation S-K is incorporated by reference to the discussion under the heading “Submitting Stockholder Proposals and Nominations for 2025 Annual Meeting” in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC.

Certain other information concerning executive officers and certain other officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

The Company has a separately designated audit committee of the Board of Directors established in accordance with the Exchange Act. Alvin Bowles, Erin Helgren (as of January 1, 2024), Fazal Merchant and Christine Pantoya currently serve as members of the Audit Committee, and Mr. Merchant serves as its chairman. Our Board of Directors has determined that Mr. Merchant is an “audit committee financial expert” as defined by the SEC and is independent, as that term is defined in the Exchange Act and the listing standards of the New York Stock Exchange.

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

Item 11.            Executive Compensation

The information required by this Item is incorporated herein by reference to the discussions under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation – 2023 Summary Compensation Table,” “2023 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2023 Fiscal Year End,” “2023 Option Exercises and Stock Vested,” “Company Information – CEO Pay Ratio,” “2023 Pay Versus Performance,” “Other Compensation Information – Pension Benefits,” “Other Compensation Information – Nonqualified Deferred Compensation,” “Other Compensation Information – 2023 Nonqualified Deferred Compensation Table,” “Potential Payments on Termination or Change of Control,” “Company Information – Committees of the Board – Compensation Committee Interlocks and Insider Participation,” and “Human Resources Committee Report” in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Stock Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the discussions under the headings “Company Information – Corporate Governance – Independence of Directors” and “Certain Transactions” in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC.

Item 14.             Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC.

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

(a)(3)     Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 24, 2023).
4.1	Specimen of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 24, 2012).
4.2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed February 25, 2020).
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
4.9

Indenture, dated as of June 22, 2023, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., as a guarantor, each of the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 22, 2023).

4.10	Form of 7.250% Senior Note due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 22, 2023).
10.1†

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

10.7

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

10.8

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

10.9

Benchmark Replacement Modification Agreement, dated as of May 2, 2023, by and among Wells Fargo Bank, National Association, as administrative agent, Aurora Convention Center Hotel, LLC, Aurora Convention Center Hotel Lessee, LLC, and each of the lenders party thereto (relating to the Second Amended and Restated Loan Agreement entered into as of July 2, 2019, among Aurora Convention Center, LLC, Aurora Convention Center Hotel Lessee, LLC, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions from time to time party thereto, as amended) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

10.10

Investment Agreement, dated as of April 4, 2022, by and among the Company, OEG Attractions Holdings, LLC, RHP Hotels, LLC, RHP Hotel Properties, LP, A-OEG Holdings, LLC and Atairos Group, Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2022).

10.11

First Amendment to Investment Agreement, dated as of May 26, 2022, by and among the Company, OEG Attractions Holdings, LLC, RHP Hotels, LLC, RHP Hotel Properties, LP, A-OEG Holdings, LLC and Atairos Group, Inc., (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2022).

10.12

Second Amendment to Investment Agreement, dated as of June 15, 2022, by and among the Company, OEG Attractions Holdings, LLC, RHP Hotels, LLC, RHP Hotel Properties, LP, A-OEG Holdings, LLC and Atairos Group, Inc., (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2022).

10.13

Second Amended and Restated Limited Liability Company Agreement for OEG Attractions Holdings, LLC, dated June 16, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2022).

10.14*	First Amendment to Second Amended and Restated Limited Liability Company Agreement for OEG Attractions Holdings, LLC, dated January 12, 2024.
10.15#	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S-1).
10.16#	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
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

10.24#

Form of Employment Agreement of Mark Fioravanti, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008).

10.25#	Form of Amendment No. 1 to Employment Agreement of Mark Fioravanti (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.26#

Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.27#

Third Amendment to Executive Employment Agreement dated as of November 5, 2012, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.28#

Fourth Amendment to Employment Agreement dated as of March 1, 2022, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2022).

10.29#

Fifth Amendment to Employment Agreement dated as of October 11, 2022, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2022).

10.30#

Severance Agreement dated as of February 26, 2018 between the Company and Patrick Chaffin (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.31#

Severance Agreement dated as of February 26, 2018 between the Company and Scott Lynn (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.32#

Severance Agreement dated as of March 1, 2022, by and between the Company and Jennifer Hutcheson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2022).

10.33#

Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.34*#	Summary of Director and Executive Officer Compensation.
10.35#	Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2016).
10.36#

Amendment dated February 10, 2017 to Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.37#

Form of Restricted Stock Unit Award Agreement granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.38#

Form of Restricted Stock Unit Award Agreement with respect to time-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.39#

Form of Restricted Stock Unit Award Agreement with respect to performance-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.40#

Form of Long-Term Stockholder Value Creation Restricted Stock Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.41#

Form of Restricted Stock Unit Award Agreement with respect to time-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.42#

Form of Restricted Stock Unit Award Agreement with respect to performance-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.43

Agreement of Purchase and Sale, dated as of June 5, 2023, by and between BREIT JWM San Antonio, LP and BREIT JWM San Antonio TRS LLC, as Seller, and RHP Property SA, LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2023).

10.44

First Amendment to Agreement of Purchase and Sale, dated as of June 15, 2023, by and between BREIT JWM San Antonio, LP and BREIT JWM San Antonio TRS LLC, as Seller, and RHP Property SA, LLC, as Buyer (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

21*	Subsidiaries of the Company.
22	List of Parent and Subsidiary Guarantors (incorporated by reference to Exhibit 22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).
31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
97*	Ryman Hospitality Properties, Inc. NYSE Executive Compensation Recoupment Policy.
99.1†

Credit Agreement, dated as of June 16, 2022, among OEG Borrower, LLC as borrower, OEG Finance, LLC, certain subsidiaries of OEG Borrower, LLC, from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 16, 2022).

101*

The following materials from Ryman Hospitality Property, Inc.’s Annual Form on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Noncontrolling Interest for the years ended December 31, 2023, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: February 23, 2024	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed	Executive Chairman of the Board of Directors	February 23, 2024
Colin V. Reed

/s/ Rachna Bhasin	Director	February 23, 2024
Rachna Bhasin

/s/ Alvin Bowles, Jr.	Director	February 23, 2024
Alvin Bowles, Jr.

/s/ William E. Haslam	Director	February 23, 2024
William E. Haslam

/s/ Erin Mulligan Helgren	Director	February 23, 2024
Erin Mulligan Helgren

/s/ Fazal F. Merchant	Director	February 23, 2024
Fazal F. Merchant

/s/ Christine Pantoya	Director	February 23, 2024
Christine Pantoya

/s/ Robert S. Prather, Jr.	Director	February 23, 2024
Robert S. Prather, Jr.

/s/ Michael I. Roth	Director	February 23, 2024
Michael I. Roth

/s/ Mark Fioravanti	Director, President and Chief Executive Officer	February 23, 2024
Mark Fioravanti

/s/ Jennifer Hutcheson	Executive Vice President, Chief Financial Officer	February 23, 2024
Jennifer Hutcheson	and Chief Accounting Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Ryman Hospitality Properties, Inc. and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2023 and 2022 and for Each of the Three Years in the Period Ended December 31, 2023
Report of Independent Registered Public Accounting Firm (PCAOB ID: 0042)	78
Report of Independent Registered Public Accounting Firm	80
Consolidated Balance Sheets as of December 31, 2023 and 2022	81
Consolidated Statements of Operations for the Years ended December 31, 2023, 2022, and 2021	82
Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2023, 2022, and 2021	83
Consolidated Statements of Cash Flows for the Years ended December 31, 2023, 2022, and 2021	84
Consolidated Statements of Equity (Deficit) and Noncontrolling Interest for the Years ended December 31, 2023, 2022, and 2021	85
Notes to Consolidated Financial Statements	86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryman Hospitality Properties, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity (deficit) and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

National bonds credit loss reserve

Description of the Matter

At December 31, 2023, the Company holds within Notes Receivable two issuances of governmental bonds (the Bonds) received in connection with the development of the Gaylord National Resort & Convention Center which are reported at a total carrying value of $61.8 million, net of a credit loss reserve of $38.0 million. At December 31, 2023, the Series B bond is fully reserved. The Series A bond is of higher priority than other tranches which fall between the Company’s two issuances. The Company assesses the Bonds for credit losses, which requires an estimate of projected tax revenues that will service the Bonds over the remaining term. The Bonds and related accounting are more fully described in Note 3 to the consolidated financial statements.

Auditing management’s assessment of the valuation of the credit loss reserve for the Bonds was complex and judgmental due to the significant estimation required in projecting tax revenues, specifically property tax increments, hotel taxes and special hotel rental taxes generated from the Gaylord National Resort & Convention Center which provide revenues to fund the Bonds. In particular, the estimate of credit losses is impacted by the projections of hotel taxes (which are based on estimated hotel revenues) and property taxes, both of which are judgmental as the Bonds and related projected cash flows continue for an extended period of time through 2037.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimation of the credit loss reserve for the Bonds, including controls over management’s review of the projections described above.

To test the Company’s determination of the credit loss reserve as of December 31, 2023, we performed audit procedures that included, among others, assessing the methodology utilized by management, testing the projections discussed above and the related underlying data used by the Company in its evaluation, and testing the mathematical accuracy of the calculations. In performing those procedures, we compared hotel revenue projections used by management to current industry forecasts. We also involved valuation specialists to assist in assessing the Company’s hotel revenue projections used in the credit loss analysis and a property tax specialist to assist in assessing the Company’s property tax projections used in the credit loss analysis.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Nashville, Tennessee

February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ryman Hospitality Properties, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of JW Marriott Hill Country, which is included in the 2023 consolidated financial statements of the Company and which constituted 16.4% and 4.3% of total assets and total revenues, respectively, as of and for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of JW Marriott Hill Country.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company, and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 23, 2024

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2023	2022
ASSETS:
Property and equipment, net	$3,955,586	$3,171,708
Cash and cash equivalents - unrestricted	591,833	334,194
Cash and cash equivalents - restricted	108,608	110,136
Notes receivable, net	61,760	67,628
Trade receivables, net	110,029	116,836
Deferred income tax assets, net	81,624	—
Prepaid expenses and other assets	154,810	134,170
Intangible assets, net	124,287	105,951
Total assets	$5,188,537	$4,040,623

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$3,377,028	$2,862,592
Accounts payable and accrued liabilities	464,720	385,159
Distributions payable	67,932	14,121
Deferred management rights proceeds	165,174	167,495
Operating lease liabilities	129,122	125,759
Deferred income tax liabilities, net	—	12,915
Other liabilities	66,658	64,824
Total liabilities	4,270,634	3,632,865
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	345,126	311,857
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 59,712 and 55,167 shares issued and outstanding, respectively	597	552
Additional paid-in capital	1,502,710	1,102,733
Treasury stock of 668 and 648 shares, at cost	(20,508)	(18,467)
Distributions in excess of retained earnings	(894,259)	(978,619)
Accumulated other comprehensive loss	(19,387)	(10,923)
Total stockholders' equity	569,153	95,276
Noncontrolling interest in Operating Partnership	3,624	625
Total equity	572,777	95,901
Total liabilities and equity	$5,188,537	$4,040,623

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2023, 2022 and 2021
(Amounts in thousands, except per share data)

	2023	2022	2021
Revenues:
Rooms	$701,138	$595,544	$328,874
Food and beverage	831,796	667,009	279,489
Other hotel revenue	300,544	275,421	178,220
Entertainment	324,658	267,995	152,790
Total revenues	2,158,136	1,805,969	939,373

Operating expenses:
Rooms	173,749	155,817	88,244
Food and beverage	465,963	381,142	190,855
Other hotel expenses	519,328	457,291	327,791
Management fees, net	66,425	43,425	14,031
Total hotel operating expenses	1,225,465	1,037,675	620,921
Entertainment	223,663	188,545	117,753
Corporate	42,789	42,982	38,597
Preopening costs	1,308	532	737
(Gain) loss on sale of assets	—	469	(317)
Depreciation and amortization	211,227	208,616	220,357
Total operating expenses	1,704,452	1,478,819	998,048

Operating income (loss)	453,684	327,150	(58,675)
Interest expense	(211,370)	(148,406)	(125,347)
Interest income	21,423	5,750	5,685
Loss on extinguishment of debt	(2,252)	(1,547)	(2,949)
Loss from unconsolidated joint ventures	(17,308)	(10,967)	(8,963)
Other gains and (losses), net	3,921	1,743	405
Income (loss) before income taxes	248,098	173,723	(189,844)
(Provision) benefit for income taxes	93,702	(38,775)	(4,957)
Net income (loss)	341,800	134,948	(194,801)

Net (income) loss attributable to noncontrolling interest in consolidated joint venture	(28,465)	(5,032)	16,501
Net (income) loss attributable to noncontrolling interest in Operating Partnership	(2,118)	(923)	1,334
Net income (loss) available to common stockholders	$311,217	$128,993	$(176,966)

Basic income (loss) per share available to common stockholders	$5.39	$2.34	$(3.21)
Diluted income (loss) per share available to common stockholders	$5.36	$2.33	$(3.21)

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2023, 2022 and 2021
(Amounts in thousands)

	2023	2022	2021
Net income (loss)	$341,800	$134,948	$(194,801)

Other comprehensive income (loss), before tax:
Gain (loss) on minimum pension liability:
Gains (losses) arising during the period	4,428	(1,428)	10,314
Amount reclassified from accumulated other comprehensive loss	(308)	(174)	(110)
	4,120	(1,602)	10,204
Interest rate derivatives:
Gains arising during period	670	16,007	1,955
Amount reclassified from accumulated other comprehensive loss	(12,177)	3,541	16,501
	(11,507)	19,548	18,456

Other-than-temporary impairment loss on held-to-maturity securities:
Amount reclassified from accumulated other comprehensive loss	209	211	211
	209	211	211

Other comprehensive income (loss), before tax	(7,178)	18,157	28,871
Income tax provision related to items of comprehensive loss	(1,286)	—	—
Other comprehensive income (loss), net of tax	(8,464)	18,157	28,871

Comprehensive income (loss)	$333,336	$153,105	$(165,930)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint venture	(28,560)	(4,683)	15,419
Comprehensive (income) loss attributable to noncontrolling interest in Operating Partnership	(2,062)	(1,052)	1,128
Comprehensive income (loss) available to common stockholders	$302,714	$147,370	$(149,383)

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021
(Amounts in thousands)

	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$341,800	$134,948	$(194,801)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	(95,825)	8,244	4,006
Depreciation and amortization	211,227	208,616	220,357
Amortization of deferred financing costs	10,663	9,829	8,790
Loss from unconsolidated joint ventures	17,308	10,967	8,963
Stock-based compensation expense	15,421	14,985	12,104
Changes in:
Trade receivables	21,550	(40,686)	(54,639)
Accounts payable and accrued liabilities	41,520	66,428	107,012
Other assets and liabilities	(6,608)	6,600	(539)
Net cash flows provided by operating activities	557,056	419,931	111,253

Cash Flows from Investing Activities:
Purchases of property and equipment	(206,776)	(89,520)	(77,426)
Purchase of land adjacent to Gaylord Rockies	—	—	(22,000)
Collection of notes receivable	5,903	3,718	844
Purchase of JW Marriott Hill Country, net of cash acquired	(791,466)	—	—
Purchase of Block 21, net of cash acquired	—	(93,992)	—
Purchase of additional interest in Gaylord Rockies joint venture	—	—	(188,000)
Investment in Circle	(10,500)	(10,000)	(8,500)
Other investing activities, net	(9,977)	481	5,344
Net cash flows used in investing activities	(1,012,816)	(189,313)	(289,738)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	—	(190,000)	84,000
Borrowings under term loan B	500,000	—	—
Repayments under term loan A	—	(300,000)	—
Repayments under term loan B	(378,750)	(5,000)	(5,000)
Net borrowings under OEG revolving credit facility	5,000	—	—
Borrowings under OEG term loan	—	288,000	—
Repayments under OEG term loan	(3,000)	(750)	—
Repayments under Block 21 CMBS loan	(2,765)	(1,520)	—
Issuance of senior notes	400,000	—	600,000
Redemption of senior notes	—	—	(400,000)
Deferred financing costs paid	(23,400)	(15,411)	(10,628)
Issuance of common stock, net	395,444	—	—
Redemption of noncontrolling interest in Operating Partnership	—	—	(2,438)
Sale of noncontrolling interest in OEG	—	285,925	—
Payment of distributions	(176,001)	(5,855)	(502)
Payment of tax withholdings for share-based compensation	(4,386)	(4,478)	(3,485)
Other financing activities, net	(271)	(199)	(216)
Net cash flows provided by financing activities	711,871	50,712	261,731

Net change in cash, cash equivalents, and restricted cash	256,111	281,330	83,246
Cash, cash equivalents, and restricted cash, beginning of year	444,330	163,000	79,754
Cash, cash equivalents, and restricted cash, end of year	$700,441	$444,330	$163,000

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$591,833	$334,194	$140,688
Cash and cash equivalents - restricted	108,608	110,136	22,312
Cash, cash equivalents, and restricted cash, end of year	$700,441	$444,330	$163,000

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
For the Years Ended December 31, 2023, 2022 and 2021
(Amounts in thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity (Deficit)	Partnership	Equity (Deficit)	Joint Venture
BALANCE, December 31, 2020	$550	$1,192,261	$(18,467)	$(911,092)	$(57,951)	$205,301	$14,516	$219,817	$100,969
Net loss	—	—	—	(176,966)	—	(176,966)	(1,334)	(178,300)	(16,501)
Other comprehensive income, net of income taxes	—	—	—	—	28,871	28,871	—	28,871	—
Contribution to consolidated joint venture	—	—	—	—	—	—	—	—	4,425
Purchase of remaining interest in consolidated joint venture	—	(99,107)	—	—	—	(99,107)	—	(99,107)	(88,893)
Redemption of noncontrolling interests in Operating Partnership	—	(1,356)	—	—	—	(1,356)	(1,082)	(2,438)	—
Reallocation of noncontrolling interest in Operating Partnership	—	12,259	—	—	—	12,259	(12,259)	—	—
Restricted stock units and stock options surrendered	1	(3,294)	—	(47)	—	(3,340)	—	(3,340)	—
Equity-based compensation expense	—	12,104	—	—	—	12,104	—	12,104	—
BALANCE, December 31, 2021	$551	$1,112,867	$(18,467)	$(1,088,105)	$(29,080)	$(22,234)	$(159)	$(22,393)	$—
Net income	—	—	—	128,993	—	128,993	923	129,916	5,032
Adjustment of noncontrolling interest in consolidated joint venture to redemption value	—	(10,869)	—	—	—	(10,869)	—	(10,869)	10,869
Other comprehensive income, net of income taxes	—	—	—	—	18,157	18,157	—	18,157	—
Sale of noncontrolling interest in OEG		(10,031)	—	—	—	(10,031)	—	(10,031)	295,956
Dividends and distributions declared ($0.35 per share/unit)	—	54	—	(19,507)	—	(19,453)	(139)	(19,592)	—
Restricted stock units and stock options surrendered	1	(4,273)	—	—	—	(4,272)	—	(4,272)	—
Equity-based compensation expense	—	14,985	—	—	—	14,985	—	14,985	—
BALANCE, December 31, 2022	$552	$1,102,733	$(18,467)	$(978,619)	$(10,923)	$95,276	$625	$95,901	$311,857
Net income	—	—	—	311,217	—	311,217	2,118	313,335	28,465
Adjustment of noncontrolling interest in consolidated joint venture to redemption value	—	(4,804)	—	—	—	(4,804)	—	(4,804)	4,804
Other comprehensive loss, net of income taxes	—	—	—	—	(8,464)	(8,464)	—	(8,464)	—
Reallocation of noncontrolling interest in Operating Partnership	—	(2,401)	—	—	—	(2,401)	2,401	—	—
Issuance of common stock	44	395,400	—	—	—	395,444	—	395,444	—
Dividends and distributions declared ($3.85 per share/unit)	—	606	(2,041)	(226,857)	—	(228,292)	(1,520)	(229,812)	—
Restricted stock units and stock options surrendered	1	(4,245)	—	—	—	(4,244)	—	(4,244)	—
Equity-based compensation expense	—	15,421	—	—	—	15,421	—	15,421	—
BALANCE, December 31, 2023	$597	$1,502,710	$(20,508)	$(894,259)	$(19,387)	$569,153	$3,624	$572,777	$345,126

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

On January 1, 2013, the Company began operating as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These five resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). Prior to May 2021, Gaylord Rockies was owned by a joint venture (the “Gaylord Rockies joint venture”) in which the Company owned a 65% interest. The Company’s other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National, and effective June 30, 2023, the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”). See “JW Marriott Hill Country Transaction” below for further disclosure.

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

The Company also owns a controlling 70% equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which the Company reports as its Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; two Nashville-based assets – the Wildhorse Saloon and the General Jackson Showboat (“General Jackson”); and as of May 31, 2022, Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”). Prior to June 16, 2022, the Company owned 100% of OEG. The Company also previously owned a 50% interest in a joint venture that created and distributed a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”). See “OEG Transaction,” and “Block 21 Transaction” in this Note 1, as well as Note 11, “Commitments and Contingencies,” for further disclosure.

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

Business Segments

Hospitality

The Hospitality segment includes the Gaylord Hotels properties, JW Marriott Hill Country (effective June 30, 2023), the Inn at Opryland and the AC Hotel, each of which is managed by Marriott pursuant to a management agreement for each hotel.

Entertainment

The Entertainment segment includes the OEG business, specifically the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Block 21, the General Jackson, the Wildhorse Saloon, and the Company’s previous investment in the Circle joint venture, among various others. Marriott manages the day-to-day operations of the General Jackson and the W Austin, which is part of the Block 21 complex, pursuant to management agreements.

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

For periods prior to its acquiring 100% ownership of the Gaylord Rockies joint venture in May 2021, management concluded that the Company was the primary beneficiary of the Gaylord Rockies joint venture, which was a VIE. As such, the Company consolidated the assets, liabilities and results of operations of the Gaylord Rockies joint venture in the accompanying consolidated financial statements. The portion of the Gaylord Rockies joint venture that the Company did not previously own was recorded as noncontrolling interest in consolidated joint venture, and any previous adjustment necessary to reflect the noncontrolling interest at its redemption value was shown in the accompanying consolidated statements of equity (deficit) and noncontrolling interest. As Gaylord Rockies is now wholly-owned by the Company, it is no longer considered a VIE. See “Noncontrolling Interests” below for further discussion.

The terms of the Company's joint venture agreement in Circle provided that the Company and its joint venture partner each shared the authority to make major decisions in the joint venture, including operating plans, entering into certain contracts, admitting additional members of the joint venture, issuing additional membership interests, and amending the operating agreement. In addition, the officers of Circle were not employees of the Company. Based on management’s analysis of the joint venture agreement, management concluded that the Company was not the primary beneficiary of this variable interest entity and accounted for this previous investment under the equity method.

OEG Transaction

On June 16, 2022, the Company and certain of its subsidiaries, including OEG Attractions Holdings, LLC (“OEG”), which directly or indirectly owns the assets that comprise the Company’s Entertainment segment, consummated the transactions contemplated by an investment agreement (the “Investment Agreement”) with Atairos Group, Inc. (“Atairos”) and A-OEG Holdings, LLC, an affiliate of Atairos (the “OEG Investor”), pursuant to which OEG issued and sold to the OEG Investor, and the OEG Investor acquired, 30% of the equity interests of OEG for approximately $296.0 million (the “OEG Transaction”). The purchase price payable to the Company for the OEG Transaction may be increased by $30.0 million if OEG achieves certain financial objectives in 2024.

The Company retains a controlling 70% equity interest in OEG and continues to consolidate the assets, liabilities and results of operations of OEG in the accompanying consolidated financial statements. The portion of OEG that the Company does not own is recorded as noncontrolling interest in consolidated joint venture, which is classified as mezzanine equity in the accompanying consolidated balance sheets, and any adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying consolidated statements of equity (deficit) and noncontrolling interest. After the payment of transaction expenses, the Company used substantially all of the net proceeds from the OEG Transaction, together with the net proceeds the Company received from the OEG Term Loan (as defined below), to repay the then-outstanding balance of the Company’s former $300 million term loan A and to pay down substantially all borrowings then outstanding under the Company’s revolving credit facility.

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

The OEG Investor will have the option to acquire additional common units of OEG from the Company (the “Purchase Option”) in each of the fourth quarters of 2024 and 2025 in an amount equal to the lesser of $125 million or the maximum amount of proceeds that the Company may receive with respect to its compliance with applicable REIT tests, provided that the OEG Investor may not purchase an amount of common units that would result in the Company owning less than 51% of the outstanding common units after giving effect to the purchase. If the OEG Investor elects to exercise the Purchase Option, then (i) beginning on June 16, 2027 (the fifth anniversary of the OEG Investor’s original investment in OEG (the “Fifth Anniversary”)), the OEG Investor will have the right to demand that OEG undertake a Qualified IPO and (ii) the OEG Investor’s rights with respect to the IPO Request Put Right, the Seven-Year Put Right, an IPO Payment and a Sale Payment, each as defined in the OEG LLC Agreement and described below, will expire. The Purchase Option will terminate upon the occurrence of a Qualified IPO, a Sale of OEG or a Qualified Spinoff, each as defined in the OEG LLC Agreement.

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

IPO Payment. Upon a Qualified IPO that occurs on or before the Seventh Anniversary, the OEG Investor will be entitled to an IPO Payment if the Post IPO Investor Stake Value (as defined in OEG LLC Agreement) measured on the 120th trading day post-IPO does not equal or exceed the Minimum Investor Stake Value (as defined in the OEG LLC Agreement). If the IPO occurs after the Fourth Anniversary, the IPO Payment will be capped at 50% of the OEG Investor’s investment in OEG (the “Payment Cap”). Any IPO Payment may be satisfied in either cash, OEG equity owned by the Ryman Member, or Company stock, at the Company’s option.

Sale Payment. Upon a sale of OEG (but excluding a Qualified Spinoff) that occurs on or before the Seventh Anniversary, the OEG Investor will be entitled to a Sale Payment if the value of the OEG Investor’s retained invested equity (implied by the sale) does not equal or exceed the Minimum Investor Sale Value (as defined in the OEG LLC Agreement). If a sale of OEG occurs after the Fifth Anniversary, any Sale Payment will be capped at the Payment Cap. Any Sale Payment may be satisfied in either cash, a preferential cash distribution, additional consideration in the Sale of OEG or Company stock at the Company’s option.

The above descriptions related to the OEG LLC Agreement do not purport to be complete and are qualified in their entirety by reference to the OEG LLC Agreement filed as Exhibit 10.12 to this Annual Report on Form 10-K and incorporated herein by reference.

JW Marriott Hill Country Transaction

On June 30, 2023, the Company purchased JW Marriott Hill Country for approximately $800 million. Located amid approximately 600 acres in the Texas Hill Country region outside of San Antonio, JW Marriott Hill Country, which opened in 2010, is a premier group-oriented resort with 1,002 rooms and 268,000 total square feet of indoor and outdoor meeting and event space. The resort’s amenities include a spa, several food and beverage outlets, a water experience, and TPC San Antonio, which features two 18-hole golf courses. The Company funded the purchase price with approximately $395 million in net proceeds of an underwritten registered public offering of approximately 4.4 million shares of the Company’s common stock (see Note 9, “Equity”), approximately $393 million in net proceeds of a private placement of $400 million aggregate principal amount of 7.25% senior notes due 2028 (see Note 4, “Debt”) and cash on hand. JW Marriott Hill Country assets and operations are reflected in the Company’s Hospitality segment beginning June 30, 2023.

The Company performed a valuation of the fair value of the acquired assets and liabilities assumed as of June 30, 2023. The valuations of the various components of property and equipment were determined principally based on the cost approach, which uses assumptions regarding replacement values from established indices. The valuation of intangible assets was based on various methods to evaluate the values of advanced bookings previously received for the hotel and the values of golf memberships and water rights for the golf course. The Company considers each of these estimates as Level 3 fair value measurements.

The Company determined that the acquisition represents an asset acquisition and has capitalized transaction costs and allocated the purchase price to the relative fair values of assets acquired and liabilities assumed, adjusted for working capital adjustments as set forth in the purchase agreement and transaction costs, as follows (amounts in thousands):

Property and equipment	$772,821
Cash and cash equivalents - unrestricted	12,690
Cash and cash equivalents - restricted	5,477
Trade receivables	14,743
Prepaid expenses and other assets	3,953
Intangible assets	25,097
Total assets acquired	834,781
Accounts payable and accrued liabilities	(25,148)
Total liabilities assumed	(25,148)
Net assets acquired	$809,633

Block 21 Transaction

On May 31, 2022, the Company purchased Block 21 for a stated purchase price of $260 million, as subsequently adjusted to $255 million pursuant to the terms of the purchase agreement, which included the assumption of approximately $136 million of existing mortgage debt. Block 21 is the home of the Austin City Limits Live at The Moody Theater (“ACL Live”), a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin, the 3TEN at ACL Live club and approximately 53,000 square feet of other Class A commercial space. The Company funded the cash portion of the purchase price with cash on hand and borrowings under its revolving credit facility. The acquisition was accounted for as a business combination, given the different nature of the principal operations acquired (a hotel and an entertainment venue). Block 21 assets and operations are reflected in the Company’s Entertainment segment beginning May 31, 2022.

The Company performed a preliminary valuation of the fair value of the acquired assets and liabilities assumed as of May 31, 2022. The valuations of the various components of property and equipment were determined principally based on the cost approach, which uses assumptions regarding replacement values from established indices. The valuation of intangible assets was based on various methods to evaluate the values of leases in place and advanced bookings previously received for the hotel. The valuation of assumed debt was principally based on a discounted cash flow approach using market interest rates at the time of the transaction. The Company considers each of these estimates as Level 3 fair value measurements. Other acquired assets were valued at, and fair value approximated, carrying value. Based on the aggregation of fair values as compared to consideration transferred, the Company concluded that there was no goodwill or bargain purchase gain related to the business combination. The Company performed an income approach evaluation of the acquired set which corroborated the conclusion that there was no goodwill related to the acquisition. Such evaluation included assumptions of future projected cash flows, which were based on the future projected occupancy and average daily rate for the W Hotel Austin, future anticipated cash flows at ACL Live, and market discount rates.

Utilizing the valuation, the Company performed a purchase price allocation for the acquired assets and liabilities of Block 21. As a result, the Company allocated the purchase price, adjusted for working capital adjustments as defined in the purchase agreement, as follows (amounts in thousands):

Property and equipment	$237,159
Cash and cash equivalents - unrestricted	8,493
Cash and cash equivalents - restricted	12,450
Trade receivables	1,405
Prepaid expenses and other assets	1,085
Intangible assets	1,723
Total assets acquired	262,315

Debt	(132,531)
Accounts payable and accrued liabilities	(14,774)
Other liabilities	(75)
Total liabilities assumed	(147,380)

Net assets acquired	$114,935

During the first quarter of 2023, the Company concluded its valuation of the fair value of the acquired assets and liabilities assumed as of May 31, 2022, and no significant changes were made to the provisional amounts presented above.

The Company incurred $1.3 million in acquisition-related expenses in 2022, which are included in entertainment expenses in the accompanying consolidated statement of operations.

Property and Equipment

Property and equipment are stated at cost or initially at estimated fair value if recorded in connection with purchase accounting. Improvements and significant renovations that extend the lives of existing assets are capitalized. Interest on funds borrowed to finance the construction of major capital additions is included in the cost of the applicable capital addition. Maintenance and repairs are charged to expense as incurred. Property and equipment are generally depreciated using the straight-line method over the following estimated useful lives:

Buildings	40 years
Land improvements	20 years
Furniture, fixtures and equipment	5-8 years
Leasehold improvements	The shorter of the lease term or useful life

Cash and Cash Equivalents — Unrestricted

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents balances in excess of insured limits with various financial institutions.

Cash and Cash Equivalents — Restricted

Restricted cash and cash equivalents primarily represent funds held by our property manager for furniture, fixtures and equipment reserves. In addition, based on their respective loan agreements, Gaylord Rockies must maintain a restricted cash balance related to debt service payments and Block 21 must maintain a restricted cash balance related to debt service, property tax, insurance and other payments.

Beginning in July 2020, Gaylord Rockies was in a cash sweep period pursuant to the Gaylord Rockies term loan agreement, and such cash amounts are also included in restricted cash for 2022. Gaylord Rockies exited this cash sweep period in January 2023. Block 21 was in a Trigger Period (as defined in Note 4, “Debt”) as of the date of its purchase by the Company but exited the Trigger Period with first quarter 2023 results. Such cash amounts previously held as a result of the Trigger Period are also included in restricted cash for 2022.

Supplemental Cash Flow Information

Cash paid for interest, net of amounts from interest rate swaps, for the years ended December 31 was comprised of (amounts in thousands):

	2023	2022	2021
Debt interest paid	$183,479	$135,467	$113,669
Capitalized interest	(2,483)	(183)	(2,922)
Cash paid for interest, net of capitalized interest	$180,996	$135,284	$110,747

Net cash payments of income taxes in 2023, 2022 and 2021 were $6.5 million, $27.0 million and $0.5 million, respectively.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31 consist of (amounts in thousands):

	2023	2022
Prepaid expenses	$22,458	$19,377
Supplemental deferred compensation plan assets	33,073	29,245
Tax rebate receivables	34,324	22,181
Inventories	14,007	12,041
Right-of-use assets for operating leases	18,134	18,910
Deferred financing costs on revolving credit facilities	8,420	5,757
Derivative assets	—	11,350
Other	24,394	15,309
Total prepaid expenses and other assets	$154,810	$134,170

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

Gaylord Rockies is party to an incentive agreement with the local government that provides that Gaylord Rockies is entitled to receive monthly rebates of certain city and state taxes, including property, sales and lodging taxes. The term of the rebate agreement varies by type of tax but ranges from 25-33 years from commencement of the construction of Gaylord Rockies. Gaylord Rockies earned $52.8 million, $38.4 million and $29.1 million in rebates in 2023, 2022 and 2021, respectively, which are generally recorded as a reduction in other hotel expenses in the accompanying consolidated statements of operations for 2023, 2022 and 2021.

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

The gross carrying amount of intangible assets at December 31, 2023 and 2022 was $279.8 million and $254.7 million, respectively. Accumulated amortization of intangible assets at December 31, 2023 and 2022 was $155.6 million and $148.7 million, respectively. Amortization expense related to intangible assets during 2023, 2022 and 2021 was $6.8 million, $22.7 million and $40.2 million, respectively. The estimated amounts of amortization expense for the next five years are as follows (amounts in thousands):

2024	$8,083
2025	7,694
2026	7,275
2027	5,446
2028	5,329
$33,827

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consist of (amounts in thousands):

	2023	2022
Trade accounts payable	$57,030	$38,628
Property and other taxes payable	90,558	73,461
Deferred revenues	159,762	136,479
Accrued salaries and benefits	57,502	58,219
Interest payable	39,870	23,111
Other accrued liabilities	59,998	55,261
Total accounts payable and accrued liabilities	$464,720	$385,159

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

Other Liabilities

Other liabilities at December 31 consist of (amounts in thousands):

	2023	2022
Pension and postretirement benefits liability	$17,404	$21,148
Deferred compensation liability	33,073	29,245
Derivative liabilities	1,322	1,164
Other	14,859	13,267
Total other liabilities	$66,658	$64,824

Deferred Financing Costs

Deferred financing costs (“DFCs”) consist of loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method, and are generally presented as a reduction of the related debt liability. DFCs on the Company’s revolving credit facility and the OEG revolving credit facility are included in prepaid expenses and other assets when the related revolving credit facility has no outstanding balance. During 2023, 2022 and 2021, DFCs of $10.7 million, $9.8 million and $8.8 million, respectively, were amortized to interest expense in the accompanying consolidated statements of operations.

Noncontrolling Interests

OEG

The noncontrolling interest in consolidated joint venture for 2023 and 2022 represents the minority investor’s proportionate share of the assets and liabilities of OEG, adjusted for changes in the redemption value of the related put rights. The noncontrolling interest is classified in the mezzanine section of the consolidated balance sheets as the related redemption options do not meet the requirements for permanent equity classification because these redemption options may be redeemed by the holder as described above in “OEG Transaction.”

The initial value of the noncontrolling interest in OEG, which included certain put rights, was estimated based on the purchase price received from the OEG Investor. In general, the carrying value will be based on the greater of the accumulated historical cost or the put right redemption value, and at December 31, 2023, approximates the fair value of the noncontrolling interest. An adjustment is also made for the OEG Investor’s proportionate share of income or loss in the accompanying consolidated statements of operations.

Gaylord Rockies

Until the Company’s buyout of the minority partners’ interest in the Gaylord Rockies joint venture in 2021, the noncontrolling interest in consolidated joint venture for 2021 represents the previous minority partners’ proportionate share of the assets and liabilities of the Gaylord Rockies joint venture. An adjustment was made in 2021 for the minority partners’ proportionate share of income or loss in the joint venture in the accompanying consolidated statement of operations.

OP Units

Certain former owners of interests in the Gaylord Rockies joint venture received units of the Operating Partnership (“OP Units”) in exchange for their interests. Such OP Units have economic terms that are substantially similar to shares of the Company’s common stock and are redeemable at the option of the holders thereof.

The noncontrolling interest in the Operating Partnership represents the limited partners’ proportionate share of the equity of the Operating Partnership. The noncontrolling interest is classified in the equity section of the consolidated balance sheets, separately from stockholders’ equity, as the related redemption options are redeemable for cash, or if the Company so elects, in unregistered shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. An adjustment is made for the limited partners’ proportionate share of income or loss in the accompanying consolidated statements of operations. At December 31, 2023, 0.4 million outstanding OP Units, or 0.7% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying consolidated balance sheets. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

Revenue Recognition

Revenues from occupied hotel rooms are recognized over time as the daily hotel stay is provided to hotel groups and guests. Revenues from concessions, food and beverage sales and group meeting services are recognized over the period or at the point in time those goods or services are delivered to the hotel group or guest. Revenues from ancillary services at the Company’s hotels, such as spa, parking, and transportation services, are generally recognized at the time the goods or services are provided. Cancellation fees and attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, are generally recognized as revenue in the period the Company determines it is probable that a significant reversal in the amount of revenue recognized will not occur, which is typically the period these fees are collected. The Company generally recognizes revenues from the Entertainment segment at the point in time that services are provided or goods are delivered or shipped to the customer, as applicable. Cash received from advanced ticket sales is deferred and recognized as revenue at the time of the event. Entertainment segment revenues from licenses of content are recognized at the point in time the content is delivered to the licensee and the licensee can use and benefit from the content. Revenue related to content provided to Circle has been eliminated for the portion of Circle that the Company owned. The Company is required to collect certain taxes from customers on behalf of government agencies and remit these to the applicable governmental entity on a periodic basis. These taxes are collected from customers at the time of purchase but are not included in revenue. The Company records a liability upon collection from the customer and relieves the liability when payments are remitted to the applicable governmental agency.

The Company’s revenues disaggregated by major source are as follows (in thousands):

	2023	2022	2021
Hotel group rooms	$462,674	$364,835	$131,404
Hotel transient rooms	238,464	230,709	197,470
Hotel food and beverage - banquets	569,803	440,364	140,186
Hotel food and beverage - outlets	261,993	226,645	139,303
Hotel other	300,544	275,421	178,220
Entertainment admissions/ticketing	124,647	107,377	62,768
Entertainment food and beverage	107,335	89,931	51,515
Entertainment produced content	5,764	4,984	5,919
Entertainment retail and other	86,912	65,703	32,588
Total revenues	$2,158,136	$1,805,969	$939,373

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	2023	2022	2021
Gaylord Opryland	$474,884	$424,188	$238,567
Gaylord Palms	309,616	279,578	139,130
Gaylord Texan	358,399	307,318	180,031
Gaylord National	307,139	249,849	79,419
Gaylord Rockies	266,737	253,326	135,942
JW Marriott Hill Country	92,813	—	—
AC Hotel	11,997	10,419	5,838
Inn at Opryland and other	11,893	13,296	7,656
Total Hospitality segment revenues	$1,833,478	$1,537,974	$786,583

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee and Austin, Texas.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its OEG venues. At December 31, 2023 and 2022, the Company had $159.8 million and $136.5 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Of the amount outstanding at December 31, 2022, approximately $103.1 million was recognized in revenues during 2023.

Management Fees

The Company pays Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for the Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies is approximately 3% of revenues, and JW Marriott Hill Country is approximately 3.5% of gross revenues. Additionally, the Company pays Marriott an incentive management fee based on the profitability of the properties. The Company incurred $42.8 million, $35.1 million and $17.6 million in base management fees to Marriott during 2023, 2022 and 2021, respectively. The Company incurred $28.5 million, $13.5 million and $0.3 million in incentive fees to Marriott during 2023, 2022 and 2021, respectively. Management fees are presented in the consolidated statements of operations net of the amortization of the deferred management rights proceeds discussed further in Note 5, “Deferred Management Rights Proceeds.”

Advertising Costs

Advertising costs are expensed as incurred and were $65.0 million, $55.1 million, and $36.2 million for 2023, 2022 and 2021, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 7, “Stock Plans.” The Company accounts for its stock-based compensation plan under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”

Preopening Costs

The Company expenses the costs associated with start-up activities and organization costs associated with its development or reopening of hotels and significant attractions as incurred. The Company’s preopening costs during 2023 include costs associated with Ole Red Las Vegas, which opened in January 2024. The Company’s preopening costs during 2022 include costs associated with Ole Red Nashville International Airport, which opened in May 2022. The Company’s preopening costs during 2021 include costs associated with the Gaylord Palms expansion, which was completed in April 2021.

Derivative Financial Instruments

The Company has entered into and may in the future enter into additional interest rate swap agreements to hedge against interest rate fluctuations. The Company does not use derivatives for trading or speculative purposes and currently does not hold any derivatives that are not designated as hedges.

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative resulting from recording each instrument at estimated fair value is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $0.3 million will be reclassified from accumulated other comprehensive loss to interest expense in the next twelve months.

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

The Company recorded no impairment losses during 2023, 2022 or 2021.

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

	2023	2022	2021
Numerator:
Net income (loss) available to common stockholders	$311,217	$128,993	$(176,966)

Denominator:
Weighted average shares outstanding - basic	57,750	55,140	55,047
Effect of dilutive stock-based compensation	311	237	—
Weighted average shares outstanding - diluted	58,061	55,377	55,047

Basic income (loss) per share available to common stockholders	$5.39	$2.34	$(3.21)
Diluted income (loss) per share available to common stockholders	$5.36	$2.33	$(3.21)

For 2021, the effect of dilutive stock-based compensation was the equivalent of 0.2 million shares of common stock outstanding. Because the Company had a loss available to common stockholders in 2021, these incremental shares were excluded from the computation of dilutive earnings per share as the effect of their inclusion would have been anti-dilutive.

As more fully discussed above in “OEG Transaction,” although currently not exercisable, the OEG Investor has certain put rights (the “OEG Put Rights”) to require the Company to purchase the OEG Investor’s equity interest in OEG, which the Company may pay in cash or Company stock, at the Company’s option. The Company calculated potential dilution for the OEG Put Rights based on the if-converted method, which assumes the OEG Put Rights were converted on the first day of the period or the date of issuance and the OEG Investor’s noncontrolling equity interest was redeemed in exchange for shares of the Company’s common stock. For 2023 and 2022, the effect of the OEG Put Rights was the equivalent of 4.2 million and 1.9 million shares, respectively, of Company common stock outstanding. Because the OEG Put Rights were anti-dilutive for 2023 and 2022, such incremental shares were excluded from the computation of dilutive earnings per share.

The OP Units held by the noncontrolling interest holders in the Operating Partnership have been excluded from the denominator of the diluted income (loss) per share calculation as there would be no effect on the calculation of diluted earnings per share because the income (loss) attributable to the OP Units held by the noncontrolling interest holders would also be added (subtracted) to derive net income (loss) available to common stockholders.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

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

In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures,” requiring public entities to provide disclosures of significant segment expenses and other segment items, as well as to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is applied retrospectively and will be effective for the Company for fiscal year 2024 and for interim periods beginning in fiscal year 2025. The Company is currently evaluating the impact of this ASU but does not anticipate this adoption to have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures,” requiring public entities to provide additional information in the rate reconciliation, to disclose annually income taxes paid disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is applied prospectively, but with the option to apply retrospectively, and will be effective for the Company for fiscal year 2025. The Company is currently evaluating the impact of this ASU but does not anticipate this adoption to have a material impact on the Company’s financial statements.

2. Property and Equipment

Property and equipment at December 31 is recorded at cost, with the exception of right-of-use finance leases and the initial value assigned to assets acquired in an acquisition, and summarized as follows (amounts in thousands):

	2023	2022
Land and land improvements	$605,500	$443,469
Buildings	4,396,302	3,785,968
Furniture, fixtures and equipment	1,138,769	1,015,078
Right-of-use finance lease assets	1,793	1,613
Construction-in-progress	122,923	50,312
	6,265,287	5,296,440
Accumulated depreciation and amortization	(2,309,701)	(2,124,732)
Property and equipment, net	$3,955,586	$3,171,708

Depreciation expense, including amortization of assets under finance lease obligations, during 2023, 2022 and 2021 was $203.3 million, $184.7 million, and $178.8 million, respectively.

In June 2017, the Company entered into an agreement with the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (the “Board”) to implement a tax abatement plan related to Gaylord Opryland. The tax abatement plan provides for the capping of real property taxes for a period of eight years by legally transferring title to the Gaylord Opryland real property to the Board. The Board financed the acquisition of the Gaylord Opryland real property by issuing a $650 million industrial revenue bond to the Company. The Board then leased this property back to the Company. The Company is obligated to make lease payments equal to the debt service on the industrial revenue bond. No cash was exchanged, and no cash will be exchanged in connection with the Company’s lease payments under the lease. The tax abatement period extends through the term of the lease, which coincides with the nine-year maturity of the bond. At any time, the Company has the option to repurchase the real property at a de minimis amount. Due to the form of these transactions, the Company has not recorded the bond or the lease obligation associated with the sale lease-back transaction, and the cost of the Gaylord Opryland real property remains recorded on the balance sheets and is being depreciated over its estimated useful life.

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

Upon receipt in 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on their effective interest rates of 8.04% and 11.42%, respectively, and recorded the notes receivable at their discounted values of $93.8 million and $38.3 million, respectively. The Company records the amortization of discount on these notes receivable as interest income over the terms of the notes. The Company is currently holding the bonds, which have aggregate carrying values and approximate fair values of $61.8 million and $67.6 million at December 31, 2023 and 2022, respectively, net of a credit loss reserve of $38.0 million at each period. The Company earns interest income on the debt service on the notes receivable, which are payable from tax increments, hotel taxes and special hotel rental taxes generated from the development through the maturity date. The Company’s estimate of credit loss reserves is sensitive to significant assumptions, which include the projections of hotel taxes (which are based on expected hotel revenues) and property taxes, both of which are affected by expectations about future market and economic conditions, particularly those in the Washington D.C. market. These assumptions are based on Level 3 inputs. Further, such assumptions are judgmental as the bonds and related projected cash flows continue for an extended period of time through 2037.

The Company has the intent and ability to hold the Series A Bond and Series B Bond to maturity and had at inception expected to receive all debt service payments due. As a result of reduced long-range tax revenue projections over the remaining life of the Series B Bond, in 2017, the Company no longer believed it would receive all debt service payments due under the note, and the Company considered the Series B Bond to be other-than-temporarily impaired (“OTTI”). The amount of the OTTI related to changing market conditions, or the increase in the discount rate, of $6.5 million was recorded as an increase to other comprehensive loss in 2017 and is amortized as an adjustment to the carrying value of the Series B Bond in the accompanying consolidated balance sheets. The discount rate was determined based on the then-current market interest rates of notes receivable with comparable market ratings and the then-current expectations about the timing of debt service payments under the note.

The Company performs a quarterly assessment of credit losses, which considers the estimate of projected tax revenues that will service the bonds over its remaining term. At December 31, 2023 and 2022, the Series B Bond is fully reserved. The Series A Bond is of higher priority than other tranches which fall between the Company’s two issuances.

During 2023, 2022 and 2021, the Company recorded interest income of $4.9 million, $5.3 million and $5.5 million, respectively, on these bonds. The Company received payments of $11.0 million, $9.1 million and $6.4 million during 2023, 2022 and 2021, respectively, relating to these notes receivable, which include principal and interest payments. At each of December 31, 2023 and 2022, before consideration of the credit loss reserve, the Company had accrued interest receivable related to these bonds of $41.0 million.

4. Debt

The Company’s debt and finance lease obligations at December 31 consisted of (amounts in thousands):

	2023	2022
$700M Revolving Credit Facility	$—	$—
$500M Term Loan B	496,250	371,250
$400M 7.25% Senior Notes	400,000	—
$600M 4.50% Senior Notes	600,000	600,000
$700M 4.75% Senior Notes	700,000	700,000
$800M Gaylord Rockies Term Loan	800,000	800,000
$300M OEG Term Loan	296,250	299,250
$65M OEG Revolver	5,000	—
Block 21 CMBS Loan	131,871	134,636
Finance lease obligations	138	685
Unamortized deferred financing costs	(38,309)	(30,482)
Unamortized discounts and premiums, net	(14,172)	(12,747)
Total debt	$3,377,028	$2,862,592

At December 31, 2023, there were no defaults under the covenants related to the Company’s outstanding debt.

Annual maturities of long-term debt, excluding finance lease obligations, are as follows (amounts in thousands):

						Years
	2024	2025	2026	2027	2028	Thereafter	Total
$700M Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$—
$500M Term Loan B	5,000	5,000	5,000	5,000	5,000	471,250	496,250
$400M 7.25% Senior Notes	—	—	—	—	400,000	—	400,000
$600M 4.50% Senior Notes	—	—	—	—	—	600,000	600,000
$700M 4.75% Senior Notes	—	—	—	700,000	—	—	700,000
$800M Gaylord Rockies Term Loan (1)	800,000	—	—	—	—	—	800,000
$300M OEG Term Loan	3,000	3,000	3,000	3,000	3,000	281,250	296,250
$65M OEG Revolver	—	—	—	5,000	—	—	5,000
Block 21 CMBS Loan	2,904	3,094	125,873	—	—	—	131,871
Total	$810,904	$11,094	$133,873	$713,000	$408,000	$1,352,500	$3,429,371
(1)	The $800 Million Gaylord Rockies Term Loan includes two, one-year extension options, subject to certain requirements.

Credit Facility

On May 18, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides a $700.0 million revolving credit facility (the “Revolver”) and $500.0 million term loan B (the “Term Loan B”), as well as an accordion feature that will allow Borrower to increase the facilities by an aggregate total of up to $475 million, which may be allocated between the Revolver and the Term Loan B at the option of the Borrower. The Revolver replaced the Company’s previous $700 million revolving credit facility, and a portion of the proceeds from the Term Loan B were used to repay in full the approximately $370 million balance of the Company’s previous term loan B. The Revolver was undrawn at closing.

Each of the Revolver and Term Loan B is guaranteed by the Company, each of the Company’s subsidiaries that own the Gaylord Hotels properties, other than Gaylord Rockies, and certain other of the Company’s subsidiaries. Each is secured by equity pledges of the Company’s subsidiaries that are the fee owners of Gaylord Opryland and Gaylord Texan, their respective direct and indirect parent entities, and the equity of Ryman Hotel Operations Holdco, LLC, a wholly-owned indirect subsidiary of the Company. Assets of Gaylord Rockies and OEG are not subject to the liens of the Credit Agreement.

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

$700 Million Revolving Credit Facility

The maturity of the Revolver is May 18, 2027, with the option to extend the maturity date for a maximum of one additional year through either (i) a single twelve-month extension option or (ii) two individual six-month extensions. Borrowings under the Revolver bear interest at an annual rate equal to, at the Company’s option, either (i) Adjusted Term SOFR plus the applicable margin ranging from 1.40% to 2.00%, (ii) Adjusted Daily Simple SOFR plus the applicable margin ranging from 1.40% to 2.00%, or (iii) a base rate as set in the Credit Agreement plus the applicable margin ranging from 0.40% to 1.00%, with each option dependent upon the Company’s funded debt to total asset value ratio (as defined in the Credit Agreement). Principal is payable in full at maturity.

$500 Million Term Loan B

The Term Loan B has a maturity of May 18, 2030. The applicable interest rate margins for borrowings under the Term Loan B are, at the Company’s option, either (i) Term SOFR plus 2.75%, (ii) Daily Simple SOFR plus 2.75%, or (iii) a base rate as set in the Credit Agreement plus 1.75%. At December 31, 2023, the interest rate on the Term Loan B was Term SOFR plus 2.75%. The Term Loan B amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount of $500.0 million, with the balance due at maturity. In addition, if for any fiscal year there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed.

For purposes of the Term Loan B, each of Term SOFR and Daily Simple SOFR are subject to a floor of 0.00%.

$400 Million 7.25% Senior Notes Due 2028

On June 22, 2023, the Operating Partnership and Finco (collectively, the “issuing subsidiaries”) completed the private placement of $400.0 million in aggregate principal amount of 7.25% senior notes due 2028 (the “$400 Million 7.25% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Company’s credit agreement.

The $400 Million 7.25% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $400 Million 7.25% Senior Notes have a maturity date of July 15, 2028 and bear interest at 7.25% per annum, payable semi-annually in cash in arrears on January 15 and July 15 each year, beginning on January 15, 2024. The $400 Million 7.25% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the Company’s $600 million 4.50% senior notes due 2029 and $700 million 4.75% senior notes due 2027, and senior in right of payment to future subordinated indebtedness, if any.

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

The net proceeds from the issuance of the $400 Million 7.25% Senior Notes totaled approximately $393 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used these proceeds to pay a portion of the purchase price for JW Marriott Hill Country discussed in Note 1.

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

The $700 Million 4.75% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 102.375%, 101.188%, and 100.00% beginning on October 15 of 2023, 2024, and 2025, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

The Company completed a registered offer to exchange the $700 Million 4.75% Senior Notes for registered notes with substantially identical terms as the $700 Million 4.75% Senior Notes in July 2020.

$800 Million Gaylord Rockies Term Loan

In July 2019, Aurora Convention Center Hotel, LLC and Aurora Convention Center Hotel Lessee, LLC, the entities that comprise Gaylord Rockies, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent, which refinanced Gaylord Rockies’ previous $500 million construction loan and $39 million mezzanine loan, which were scheduled to mature in December 2019. The Gaylord Rockies Loan consists of an $800.0 million secured term loan facility, matures July 2, 2024 with two, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bears interest at Adjusted Daily Simple SOFR plus 2.50%. The Company has entered into an interest rate swap to fix the SOFR portion of the interest rate at 5.2105% for the fifth year of the loan. The Company has designated this interest rate swap as an effective cash flow hedge.

The Gaylord Rockies Loan is secured by a deed of trust lien on the Gaylord Rockies real estate and related assets. Generally, the Gaylord Rockies Loan is non-recourse to the Company, subject to customary non-recourse carve-outs.

In June 2020, the Loan Parties entered into Amendment No. 1 (the “Loan Amendment”) to the Gaylord Rockies Loan, by and among the Loan Parties, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto. The Loan Amendment modified the Gaylord Rockies Loan to (i) provide for the ability to use cash for certain purposes, even during a Cash Sweep Period (as defined in the Loan Agreement) and (ii) provide favorable changes to the debt service coverage ratio provisions. The Loan Amendment includes restrictions on distributions to the Company’s subsidiaries that own Gaylord Rockies.

Further, on May 2, 2023, the Loan Parties entered into a Benchmark Replacement Modification Agreement to the Gaylord Rockies Loan, which replaced LIBOR with Adjusted Daily Simple SOFR.

OEG Credit Agreement

In June 2022, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly-owned direct or indirect subsidiary of OEG, entered into a credit agreement (the “OEG Credit Agreement”) among OEG Borrower, as borrower, OEG Finance, certain subsidiaries of OEG Borrower from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million (the “OEG Revolver”). The OEG Term Loan matures on June 16, 2029, and the OEG Revolver matures on June 16, 2027. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 4.00% or (ii) Adjusted Term SOFR plus 5.00% (all as specifically more described in the OEG Credit Agreement). In November 2022, OEG entered into an interest rate swap to fix the SOFR portion of the interest rate on $100.0 million of borrowings at 4.533% through December 2025. The OEG Revolver bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 3.75% or (ii) Adjusted Term SOFR plus 4.25%, which shall be subject to reduction in the applicable margin based upon OEG’s First Lien Leverage Ratio (all as more specifically described in the OEG Credit Agreement). The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (but not Block 21 and Circle, as more specifically described in the OEG Credit Agreement). No revolving credit advance was made under the OEG Revolver at closing.

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

The Block 21 CMBS Loan contains customary financial covenants and other restrictions, including sponsor net worth and liquidity requirements, and debt service coverage ratio targets that Block 21 must meet in order to avoid a “Trigger Period,” the occurrence of which does not constitute a default. Block 21 was in a Trigger Period as of the date of its purchase by the Company but exited the Trigger Period with first quarter 2023 results. During the Trigger Period, any cash generated by Block 21 in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves will not be distributed to Block 21.

In connection with the purchase of Block 21, the Company provided (i) limited guarantees to the Block 21 lenders under the Block 21 CMBS Loan via a guaranty agreement, a guaranty of completion agreement and an environmental indemnity, and (ii) a letter of credit drawable by the Block 21 lenders in the event of a default of the Block 21 CMBS Loan.

Interest Rate Derivatives

The Company has entered into or previously entered into interest rate swaps to manage interest rate risk associated with the Company’s previous term loan B, the Gaylord Rockies Loan and the OEG Term Loan. Each swap has been designated as a cash flow hedge whereby the Company receives variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount.

The estimated fair values of the Company’s derivative financial instruments at December 31 are as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	December 31,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2023	2022
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	$87,500	$-	$1,096
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	87,500	-	1,096
Term Loan B	Interest Rate Swap	1.2235%	1-month LIBOR	May 11, 2023	87,500	-	1,096
Term Loan B	Interest Rate Swap	1.2315%	1-month LIBOR	May 11, 2023	87,500	-	1,093
Gaylord Rockies Term Loan	Interest Rate Swap	3.3410%	1-month LIBOR	August 1, 2023	800,000	-	6,969
Gaylord Rockies Term Loan	Interest Rate Swap	5.2105%	Daily SOFR	July 2, 2024	800,000	(474)	-
OEG Term Loan	Interest Rate Swap	4.5330%	3-month SOFR	December 18, 2025	100,000	(848)	(1,164)
						$(1,322)	$10,186

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

The effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31 is as follows (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in OCI		Reclassified from	Reclassified from Accumulated
	on Derivatives		Accumulated OCI	OCI into Income (Expense)
	2023	2022	into Income (Expense)	2023	2022
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$670	$16,007	Interest expense	$12,177	$(3,541)
Total derivatives	$670	$16,007		$12,177	$(3,541)

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for 2023, 2022 and 2021 was $211.4 million, $148.4 million and $125.3 million, respectively.

At December 31, 2023, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.2 million. As of December 31, 2023, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $1.2 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

The terms of the Gaylord Palms lease include variable lease payments based upon net revenues at Gaylord Palms and certain other of the Company’s leases include rental payments adjusted periodically for inflation. The Company recorded $3.5 million, $3.0 million and $1.8 million of contingent rental expense related to Gaylord Palms in 2023, 2022 and 2021, respectively.

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

The Company’s lease cost for the years ended December 31 is as follows (in thousands):

	2023	2022	2021
Operating lease cost	$18,346	$15,694	$13,199
Finance lease cost:
Amortization of right-of-use assets	163	122	146
Interest on lease liabilities	25	33	39
Net lease cost	$18,534	$15,849	$13,384

Future minimum lease payments under non-cancelable leases at December 31, 2023 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$9,809	$84
Year 2	9,224	40
Year 3	9,315	18
Year 4	9,218	—
Year 5	9,063	—
Years thereafter	556,191	—
Total future minimum lease payments	602,820	142
Less amount representing interest	(473,698)	(4)
Total present value of minimum payments	$129,122	$138

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	43.1	years
Finance leases	2.0	years
Weighted-average discount rate:
Operating leases	7.0%
Finance leases	2.4%

7. Stock Plans

The Company’s 2016 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to its directors, employees and consultants. At December 31, 2023, approximately 0.5 million shares of common stock remained available for issuance pursuant to future grants of awards under the Plan.

Restricted stock units granted to employees vest one to four years from the date of grant, subject to any applicable performance targets, and restricted stock units granted to non-employee directors vest one year from the date of grant, unless the recipient chooses to defer the vesting for a period of time. Depending on the type of award, the fair value of restricted stock units is determined either based on the market price of the Company’s stock at the date of grant or based on a Monte-Carlo valuation. Forfeitures are estimated based on historical experience. The Company generally records compensation expense equal to the fair value of each restricted stock unit granted over the vesting period. The weighted-average grant-date fair value of restricted stock units granted during 2023, 2022, and 2021 was $85.25, $82.66, and $73.96, respectively.

A summary of the status of the Company’s restricted stock units as of December 31, 2023 and changes during the year ended December 31, 2023, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested shares at January 1, 2023	585,011	$77.33
Granted	207,159	85.25
Vested	(166,282)	89.71
Canceled	(24,033)	82.05
Nonvested shares at December 31, 2023	601,855	77.59

The fair value of all restricted stock units that vested during 2023, 2022 and 2021 was $14.9 million, $12.9 million and $10.6 million, respectively.

At December 31, 2023, there was $21.9 million of total unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $15.4 million, $15.0 million, and $12.1 million for 2023, 2022, and 2021, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $3.5 million, $3.5 million, and $2.9 million for 2023, 2022, and 2021, respectively.

The actual tax benefit realized from exercise, vesting or cancellation of the stock-based employee compensation arrangements during 2023, 2022, and 2021 totaled $0, $0.5 million, and $0.4 million, respectively, and is reflected as an adjustment to (provision) benefit for income taxes in the accompanying consolidated statements of operations.

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

As a result of increased lump-sum distributions from the retirement plan during 2023, 2022 and 2021, net settlement losses of $1.3 million, $1.9 million and $1.4 million were recognized in 2023, 2022 and 2021, respectively. These settlement losses have been classified as other gains and (losses), net in the accompanying consolidated statements of operations.

The following table sets forth the funded status of the retirement plan at December 31 (amounts in thousands):

	2023	2022
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$60,922	$76,680
Interest cost	2,794	2,253
Actuarial gain	(188)	(11,086)
Benefits paid	(5,750)	(6,925)
Benefit obligation at end of year	57,778	60,922
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	52,269	72,486
Actual return on plan assets	6,123	(13,292)
Benefits paid	(5,750)	(6,925)
Fair value of plan assets at end of year	52,642	52,269
Funded status and accrued pension cost	$(5,136)	$(8,653)

Net periodic pension (income) expense reflected in other gains and (losses), net in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2023	2022	2021
Interest cost	$2,794	$2,253	$1,715
Expected return on plan assets	(2,904)	(3,701)	(4,253)
Amortization of net actuarial loss	681	667	689
Net settlement loss	1,313	1,894	1,379
Total net periodic pension expense	$1,884	$1,113	$(470)

Assumptions

The assumptions used to determine the benefit obligation at December 31 are as follows:

	2023	2022	2021
Discount rate	4.66%	4.85%	2.42%
Rate of compensation increase	N/A	N/A	N/A

The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2023	2022	2021
Discount rate	5.02%	3.33%	2.13%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%

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

The allocation of the defined benefit pension plan’s assets at December 31 is as follows (amounts in thousands):

Asset Class	2023	2022
Cash	$1,013	$1,015
Mutual funds	51,629	51,254
Total	$52,642	$52,269

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

Expected Contributions and Benefit Payments

The Company does not expect to be required to contribute to its defined benefit pension plan in 2024. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2024	$7,924
2025	6,218
2026	4,979
2027	5,607
2028	5,692
2029 - 2033	20,841

Other Information

The Company also maintains non-qualified pension plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded, and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2023, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $11.1 million.

The Company’s obligation related to its qualified and non-qualified pension plans of $16.2 million and $19.8 million at December 31, 2023 and 2022, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The change in the deferred net loss related to the Company’s retirement plans during 2023, 2022 and 2021 resulted in an increase (decrease) in equity of $5.3 million, $(0.6) million and $9.9 million, respectively. Each of these adjustments to equity due to the change in the minimum liability is included in other comprehensive loss in the accompanying consolidated statements of equity (deficit) and noncontrolling interest.

The combined net loss, amortization of net loss, and new prior service credit and amortization of prior service credit recognized in other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 was $5.3 million, $(0.6) million and $9.9 million, respectively, net of taxes of $1.6 million, $0 and $0, respectively. Included in accumulated other comprehensive loss at December 31, 2023 and 2022 are unrecognized actuarial losses of $21.5 million and $26.7 million ($16.3 million and $20.0 million net of tax), respectively, that have not yet been recognized in net periodic pension expense. Net losses are amortized into net periodic pension expense based on the life expectancy of plan participants expected to receive benefits, using a corridor approach based on the greater of projected benefit obligation or fair value of plan assets.

9. Equity

Equity Offering

In June 2023, the Company completed an underwritten public offering of approximately 4.4 million shares of its common stock, par value $0.01 per share, at a price to the public of $93.25 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses paid by the Company, were approximately $395 million. The Company used the proceeds to pay a portion of the purchase price for JW Marriott Hill Country discussed in Note 1.

Dividends

During 2023, the Company’s board of directors declared quarterly dividends and distributions totaling $3.85 per share of common stock/OP Unit for the full year, or an aggregate of $228.1 million in cash.

During 2022, the Company’s board of directors declared total 2022 dividends and distributions in the amount of $0.35 per share of common stock/OP Unit, or an aggregate of $19.4 million in cash.

To maintain its qualification as a REIT for federal income tax purposes, the Company must distribute at least 90% of its REIT taxable income each year. The Company’s dividend policy provides that the Company will make minimum dividends of 100% of REIT taxable income annually, subject to the Company’s board of directors’ future determinations as to the amount of any distributions and the timing thereof. The dividend policy may be altered at any time by the Company’s board of directors.

Treasury Stock

On December 18, 2008, following approval by the Human Resources Committee and the Board of Directors, the Company and the Company’s Chairman of the Board of Directors and then-Chief Executive Officer (“Executive”) entered into an amendment to Executive’s employment agreement. The amendment provided Executive with the option of making an irrevocable election to invest his existing Supplemental Employee Retirement Plan (“SERP”) benefit in Company common stock, which election Executive subsequently made. The investment was made by a rabbi trust in which, during January 2009, the independent trustee of the rabbi trust purchased shares of Company common stock in the open market in compliance with applicable law. Executive is only entitled to a distribution of the Company common stock held by the rabbi trust in satisfaction of his SERP benefit. As such, the Company believes that the ownership of shares of common stock by the rabbi trust and the distribution of those shares to Executive in satisfaction of his SERP benefit meets the requirements necessary so that the Company will not recognize any increase or decrease in expense as a result of subsequent changes in the value of the Company common stock, and the purchased shares are treated as treasury stock and the SERP benefit is included in additional paid-in capital in the Company’s accompanying consolidated financial statements. The increase in treasury stock for a particular year represents dividends received on shares of Company common stock held by the rabbi trust.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component consisted of the following (amounts in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2020	$(26,623)	$(3,509)	$(27,819)	$(57,951)
Gains arising during period	10,314	—	1,955	12,269
Amounts reclassified from accumulated other comprehensive loss	(110)	211	16,501	16,602
Net other comprehensive income	10,204	211	18,456	28,871
Balance, December 31, 2021	$(16,419)	$(3,298)	$(9,363)	$(29,080)
Gains (losses) arising during period	(1,428)	—	16,007	14,579
Amounts reclassified from accumulated other comprehensive loss	(174)	211	3,541	3,578
Net other comprehensive income (loss)	(1,602)	211	19,548	18,157
Balance, December 31, 2022	$(18,021)	$(3,087)	$10,185	$(10,923)
Gains arising during period	4,428	—	670	5,098
Amounts reclassified from accumulated other comprehensive loss	(308)	209	(12,177)	(12,276)
Income tax expense	(1,286)	—	—	(1,286)
Net other comprehensive income (loss)	2,834	209	(11,507)	(8,464)
Balance, December 31, 2023	$(15,187)	$(2,878)	$(1,322)	$(19,387)

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

The income tax (provision) benefit for continuing operations consists of the following (amounts in thousands):

	2023	2022	2021
CURRENT:
Federal	$797	$(21,936)	$126
State	(2,920)	(8,595)	(1,077)
Total current provision	(2,123)	(30,531)	(951)
DEFERRED:
Federal	79,710	(9,115)	(3,646)
State	16,115	871	(360)
Total deferred (provision) benefit	95,825	(8,244)	(4,006)
Total (provision) benefit for income taxes	$93,702	$(38,775)	$(4,957)

The Company evaluates its deferred tax assets each reporting period to determine if it is more likely than not that those assets will be realized or if a valuation allowance is needed. In the fourth quarter of 2023, due to continued improvement in the Company’s financial results coming out of the COVID-19 pandemic and the projected future taxable income of its TRSs, the Company determined that the release of a significant portion of its federal and state valuation allowance was appropriate. This release of valuation allowance of $112.5 million was the primary factor in the income tax benefit for 2023.

The Company is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. The taxability of distributions to stockholders is determined by the Company’s earnings and profits, which differs from net income (loss) reported for financial reporting purposes.

The Company made no cash distributions in 2021. The estimated taxability of cash distributions to common stockholders is shown in the table below (per common share) (unaudited).

	2023	2022	2021
Ordinary income	$3.75	$0.28	$—
Capital gains	0.10	0.07	—
Return of capital	—	—	—
	$3.85	$0.35	$—

The differences between the income tax (provision) benefit calculated at the statutory U.S. federal income tax rate of 21% and the actual income tax (provision) benefit recorded for continuing operations are as follows (amounts in thousands):

	2023	2022	2021
Statutory federal income tax (provision) benefit	$(52,101)	$(36,482)	$39,868
Adjustment for nontaxable income of the REIT	44,968	3,565	(16,379)
Adjustment for noncontrolling interest in consolidated joint venture	—	—	(1,834)
State tax (provision) benefit (net of federal taxes)	(11,934)	(13,597)	8,581
Permanent share-based compensation adjustment	34	440	329
Other permanent items	(531)	(365)	(281)
Change in federal valuation allowance	87,330	1,914	(25,698)
Change in state valuation allowance (net of federal taxes)	25,128	5,873	(9,264)
Other	808	(123)	(279)
	$93,702	$(38,775)	$(4,957)

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2023	2022
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$22,371	$23,095
Pension plans	4,249	5,413
Deferred management rights proceeds	40,280	42,875
Federal and State net operating loss carryforwards	102,032	97,832
Tax credits and other carryforwards	8,881	5,182
Other assets	6,205	5,124
Total deferred tax assets	184,018	179,521
Valuation allowance	(5,557)	(118,015)
Total deferred tax assets, net of valuation allowance	178,461	61,506
DEFERRED TAX LIABILITIES:
Property and equipment, net	91,314	67,744
Other liabilities	5,523	6,677
Total deferred tax liabilities	96,837	74,421
Net deferred tax assets (liabilities)	$81,624	$(12,915)

TRS federal net operating loss carryforwards at December 31, 2023 totaled $399.7 million, resulting in a deferred tax asset of $83.9 million, and do not expire. All available federal operating loss carryforwards at the REIT were used to reduce taxable REIT income subject to distribution in 2022. The REIT has no federal net operating losses as of December 31, 2023. The use of certain federal net operating losses, credits and other deferred tax assets is limited to the Company’s future taxable earnings. As a result, a valuation allowance has been provided for certain federal deferred tax assets. The valuation allowance related to federal deferred tax assets increased (decreased) $(87.3) million, $(1.6) million and $23.0 million in 2023, 2022 and 2021, respectively.

State net operating loss carryforwards at December 31, 2023 totaled $546.8 million, resulting in a deferred tax benefit of $18.1 million, which will expire between 2024 and 2043. The use of certain state net operating losses, credits and other state deferred tax assets is limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The valuation allowance related to state deferred tax assets increased (decreased) $(25.1) million, $(5.8) million and $4.7 million in 2023, 2022 and 2021, respectively.

The Company has concluded IRS examinations of the TRS through the 2015 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2019. However, the Company has federal and state net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company is routinely subject to other various jurisdictional income tax audits; however, there were no outstanding state or local audits at December 31, 2023. In addition, the Company has evaluated the effects of the Inflation Reduction Act signed into law in 2022 and believes that it has no material effect on the Company’s financial statements.

At December 31, 2023 and 2022, the Company had no accruals for unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2023 and 2022, the Company has accrued no interest or penalties related to uncertain tax positions.

11. Commitments and Contingencies

In April 2019, a subsidiary of the Company acquired a 50% equity interest in Circle and has made capital contributions of $41.5 million through December 31, 2023. The Company accounted for its investment in this joint venture under the equity method of accounting. In September 2023, Company management determined to pivot from television network ownership in favor of a distribution approach. Therefore, the Company and its joint venture partner agreed to wind down the joint venture, with operations ceasing December 31, 2023. As a result, the Company incurred a loss related to Circle of approximately $10.5 million, which is included in loss from unconsolidated joint ventures in the accompanying consolidated statement of operations for 2023. Included in this loss is approximately $3.5 million, which is the Company’s portion of the remaining net obligations of the joint venture, which the Company has committed to fund.

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

The Company’s assets and liabilities that are required to be measured at fair value on a recurring basis at December 31, were as follows (in thousands):

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$33,073	$33,073	$—	$—
Total assets measured at fair value	$33,073	$33,073	$—	$—

Variable to fixed interest rate swaps	$1,322	$—	$1,322	$
Total liabilities measured at fair value	$1,322	$—	$1,322	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$29,245	$29,245	$—	$—
Variable to fixed interest rate swaps	11,350	—	11,350	—
Total assets measured at fair value	$40,595	$29,245	$11,350	$—

Variable to fixed interest rate swaps	$1,164	$—	$1,164	$—
Total liabilities measured at fair value	$1,164	$—	$1,164	$—

The remainder of the assets and liabilities held by the Company at December 31, 2023 are not required to be measured at fair value, and financial assets and liabilities approximate fair value, except as described below.

As discussed in Note 4, “Debt,” the Company has outstanding $400.0 million in aggregate principal amount of the $400 Million 7.25% Senior Notes. The carrying value of these notes at December 31, 2023 was $393.8 million, net of unamortized DFCs. The fair value of these notes, based upon quoted market prices (Level 1), was $417.8 million at December 31, 2023.

As discussed in Note 4, “Debt,” the Company has outstanding $600.0 million in aggregate principal amount of the $600 Million 4.50% Senior Notes. The carrying value of these notes at December 31, 2023 was $593.0 million, net of unamortized DFCs. The fair value of these notes, based upon quoted market prices (Level 1), was $560.6 million at December 31, 2023.

As discussed in Note 4, “Debt,” the Company has outstanding $700.0 million in aggregate principal amount of the $700 Million 4.75% Senior Notes. The carrying value of these notes at December 31, 2023 was $694.9 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $680.0 million at December 31, 2023.

See the “JW Marriott Hill Country Transaction” and the “Block 21 Transaction” sections of Note 1 for additional disclosures related to the fair value measurements used in accounting for the purchase of JW Marriott Hill Country and Block 21.

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

	2023	2022	2021
Revenues:
Hospitality	$1,833,478	$1,537,974	$786,583
Entertainment	324,658	267,995	152,790
Corporate and Other	—	—	—
Total	$2,158,136	$1,805,969	$939,373

Depreciation and amortization:
Hospitality	$186,749	$189,375	$203,675
Entertainment	23,611	18,420	14,655
Corporate and Other	867	821	2,027
Total	$211,227	$208,616	$220,357

Operating income (loss):
Hospitality	$421,264	$310,924	$(38,013)
Entertainment	77,384	61,030	20,382
Corporate and Other	(43,656)	(43,803)	(40,624)
Preopening costs	(1,308)	(532)	(737)
Loss on sale of assets	—	(469)	317
Total operating income (loss)	453,684	327,150	(58,675)

Interest expense	(211,370)	(148,406)	(125,347)
Interest income	21,423	5,750	5,685
Loss on extinguishment of debt	(2,252)	(1,547)	(2,949)
Loss from unconsolidated joint ventures (1)	(17,308)	(10,967)	(8,963)
Other gains and (losses), net	3,921	1,743	405
Income (loss) before income taxes	$248,098	$173,723	$(189,844)

(1) Loss from unconsolidated joint ventures relates to the Entertainment segment.

	December 31,	December 31,
	2023	2022
Total assets:
Hospitality	$4,039,804	$3,314,444
Entertainment	610,663	502,913
Corporate and Other	538,070	223,266
Total assets	$5,188,537	$4,040,623

The following table represents the capital expenditures by segment for the years ended December 31 (amounts in thousands):

	2023	2022	2021
Hospitality	$145,805	$70,406	$73,199
Entertainment	60,428	18,767	3,560
Corporate and other	543	347	667
Total capital expenditures	$206,776	$89,520	$77,426

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses/Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Credit loss reserve on notes receivable:
Year ended December 31, 2023	$37,962	$-	$-	$37,962
Year ended December 31, 2022	$37,962	$-	$-	$37,962
Year ended December 31, 2021	$37,962	$-	$-	$37,962

Valuation allowance for deferred tax assets:
Year ended December 31, 2023	$118,015	$-	$(112,458)	$5,557
Year ended December 31, 2022	$125,387	$-	$(7,372)	$118,015
Year ended December 31, 2021	$97,700	$27,687	$-	$125,387

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(Amounts in thousands)

				Costs
		Initial Cost to Company		Capitalized	Gross Amount at End of Year				Date Acq/	Depr Life
	Encmbr	Land	Bldgs & Impr	Subs to Acq	Land	Bldgs & Impr	Total (3)	Acc Depr	Constr	(yrs)
Gaylord Opryland	(1)	$11,482	$77,125	$703,482	$72,677	$719,412	$792,089	$455,602	1983	20-40
Gaylord Palms	(1)	21,564	314,661	212,454	39,341	509,338	548,679	228,937	2002	20-40
Gaylord Texan	(1)	21,235	388,030	191,935	49,962	551,238	601,200	249,361	2004	20-40
Gaylord National	(1)	43,212	840,261	70,194	47,609	906,058	953,667	345,160	2008	20-40
Gaylord Rockies	(2)	53,374	760,898	30,913	68,858	776,327	845,185	116,888	2018	20-40
JW Marriott Hill Country	(1)	139,196	558,584	10,273	149,469	558,584	708,053	8,145	2023	20-40
Inn at Opryland	—	2,675	7,248	21,324	3,347	27,900	31,247	13,490	1998	20-40
AC Hotel	—	9,079	17,340	4,877	9,101	22,195	31,296	4,867	2014	20-40
Miscellaneous	—	43,337	6,717	8,585	53,434	5,205	58,639	14,222	N/A	20-40
	—	$345,154	$2,970,864	$1,254,037	$493,798	$4,076,257	$4,570,055	$1,436,672

	2023	2022	2021
Investment in real estate:
Balance at beginning of year	$3,810,923	$3,792,011	$3,642,007
Other acquisitions	697,780	—	22,227
Improvements	61,440	23,034	146,030
Disposals	(88)	(4,122)	(2,058)
Other deductions (4)	—	—	(16,195)
Balance at end of year	$4,570,055	$3,810,923	$3,792,011

Accumulated depreciation:
Balance at beginning of year	$1,327,833	$1,229,727	$1,140,564
Depreciation	108,846	99,533	99,104
Disposals	(7)	(1,427)	(1,346)
Other deductions (4)	—	—	(8,595)
Balance at end of year	$1,436,672	$1,327,833	$1,229,727
(1)	Pledged as collateral under the Company’s credit facility. At December 31, 2023, $510.8 million in borrowings and letters of credit were outstanding under such facility.
(2)	Pledged as collateral under the Gaylord Rockies term loan. At December 31, 2023, $800.0 million in borrowings were outstanding under such loan.
(3)	The aggregate cost of these assets for federal income tax purposes (unaudited) is approximately $3.5 billion at December 31, 2023.
(4)	Other deductions represents assets transferred as part of an internal reorganization.