Form 10-Q
period 2024-03-31
Ryman Hospitality Properties, Inc.
filed 2024-05-02
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2024
Common Stock, par value $.01	59,890,393 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2024	2023
ASSETS:
Property and equipment, net	$3,988,172	$3,955,586
Cash and cash equivalents - unrestricted	465,311	591,833
Cash and cash equivalents - restricted	81,571	108,608
Notes receivable, net	60,645	61,760
Trade receivables, net	125,613	110,029
Deferred income tax assets, net	82,145	81,624
Prepaid expenses and other assets	163,572	154,810
Intangible assets, net	122,270	124,287
Total assets	$5,089,299	$5,188,537

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$3,377,814	$3,377,028
Accounts payable and accrued liabilities	394,299	464,720
Distributions payable	67,407	67,932
Deferred management rights proceeds	165,070	165,174
Operating lease liabilities	130,180	129,122
Other liabilities	67,257	66,658
Total liabilities	4,202,027	4,270,634
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	353,865	345,126
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 59,890 and 59,712 shares issued and outstanding, respectively	599	597
Additional paid-in capital	1,485,360	1,502,710
Treasury stock of 668 and 668 shares, at cost	(20,508)	(20,508)
Distributions in excess of retained earnings	(917,538)	(894,259)
Accumulated other comprehensive loss	(17,979)	(19,387)
Total stockholders' equity	529,934	569,153
Noncontrolling interest in Operating Partnership	3,473	3,624
Total equity	533,407	572,777
Total liabilities and equity	$5,089,299	$5,188,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Rooms	$173,633	$161,251
Food and beverage	235,083	215,804
Other hotel revenue	52,754	47,384
Entertainment	66,875	67,280
Total revenues	528,345	491,719

Operating expenses:
Rooms	44,101	42,059
Food and beverage	128,179	115,181
Other hotel expenses	118,813	103,059
Management fees, net	17,962	15,195
Total hotel operating expenses	309,055	275,494
Entertainment	52,587	51,434
Corporate	11,954	10,594
Preopening costs	1,436	190
Gain on sale of assets	(270)	—
Depreciation and amortization	57,202	48,357
Total operating expenses	431,964	386,069

Operating income	96,381	105,650
Interest expense	(60,443)	(42,528)
Interest income	7,522	2,547
Loss on extinguishment of debt	(522)	—
Income (loss) from unconsolidated joint ventures	32	(2,806)
Other gains and (losses), net	321	(236)
Income before income taxes	43,291	62,627
Provision for income taxes	(530)	(1,633)
Net income	42,761	60,994

Net loss attributable to noncontrolling interest in consolidated joint venture	579	763
Net income attributable to noncontrolling interest in Operating Partnership	(284)	(437)
Net income available to common stockholders	$43,056	$61,320

Basic income per share available to common stockholders	$0.72	$1.11
Diluted income per share available to common stockholders	$0.67	$1.02

Comprehensive income, net of taxes	$44,169	$54,702
Comprehensive loss, net of taxes, attributable to noncontrolling interest in consolidated joint venture	293	985
Comprehensive income, net of taxes, attributable to noncontrolling interest in Operating Partnership	(293)	(392)
Comprehensive income, net of taxes, available to common stockholders	$44,169	$55,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$42,761	$60,994
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	(488)	767
Depreciation and amortization	57,202	48,357
Amortization of deferred financing costs	2,721	2,674
(Income) loss from unconsolidated joint ventures	(32)	2,806
Stock-based compensation expense	3,862	3,739
Changes in:
Trade receivables	(15,584)	(30,379)
Accounts payable and accrued liabilities	(79,054)	(56,294)
Other assets and liabilities	(3,915)	(953)
Net cash flows provided by operating activities	7,473	31,711

Cash Flows from Investing Activities:
Purchases of property and equipment	(79,430)	(36,771)
Collection of notes receivable	—	2,143
Investment in Circle	—	(4,000)
Other investing activities, net	179	(9,916)
Net cash flows used in investing activities	(79,251)	(48,544)

Cash Flows from Financing Activities:
Repayments under term loan B	(201,250)	(1,250)
Net borrowings under OEG revolving credit facility	17,000	7,000
Repayments under OEG term loan	(750)	(750)
Repayments under Block 21 CMBS loan	(721)	(702)
Repayments under Gaylord Rockies term loan	(800,000)	—
Issuance of senior notes	1,000,000	—
Deferred financing costs paid	(16,815)	—
Payment of distributions	(67,135)	(14,006)
Payment of tax withholdings for share-based compensation	(12,092)	(4,080)
Other financing activities, net	(18)	(84)
Net cash flows used in financing activities	(81,781)	(13,872)

Net change in cash, cash equivalents, and restricted cash	(153,559)	(30,705)
Cash, cash equivalents, and restricted cash, beginning of period	700,441	444,330
Cash, cash equivalents, and restricted cash, end of period	$546,882	$413,625

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$465,311	$318,512
Cash and cash equivalents - restricted	81,571	95,113
Cash, cash equivalents, and restricted cash, end of period	$546,882	$413,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2023	$597	$1,502,710	$(20,508)	$(894,259)	$(19,387)	$569,153	$3,624	$572,777	$345,126
Net income (loss)	—	—	—	43,056	—	43,056	284	43,340	(579)
Adjustment of noncontrolling interest to redemption value	—	(9,318)	—	—	—	(9,318)	—	(9,318)	9,318
Other comprehensive income, net of income taxes	—	—	—	—	1,408	1,408	—	1,408	—
Dividends and distributions declared ($1.10 per share)	—	161	—	(66,335)	—	(66,174)	(435)	(66,609)	—
Restricted stock units and stock options surrendered	2	(12,055)	—	—	—	(12,053)	—	(12,053)	—
Equity-based compensation expense	—	3,862	—	—	—	3,862	—	3,862	—
BALANCE, March 31, 2024	$599	$1,485,360	$(20,508)	$(917,538)	$(17,979)	$529,934	$3,473	$533,407	$353,865

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2022	$552	$1,102,733	$(18,467)	$(978,619)	$(10,923)	$95,276	$625	$95,901	$311,857
Net income (loss)	—	—	—	61,320	—	61,320	437	61,757	(763)
Adjustment of noncontrolling interest to redemption value	—	(8,659)	—	—	—	(8,659)	—	(8,659)	8,659
Other comprehensive loss, net of income taxes	—	—	—	—	(6,292)	(6,292)	—	(6,292)	—
Dividends and distributions declared ($0.75 per share)	—	106	—	(41,900)	—	(41,794)	(296)	(42,090)	—
Restricted stock units and stock options surrendered	1	(4,080)	—	—	—	(4,079)	—	(4,079)	—
Equity-based compensation expense	—	3,739	—	—	—	3,739	—	3,739	—
BALANCE, March 31, 2023	$553	$1,093,839	$(18,467)	$(959,199)	$(17,215)	$99,511	$766	$100,277	$319,753

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

The Company also owns a controlling 70% equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which the Company reports as its Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a Luke Combs-themed bar, music venue and event space currently under construction; and Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”).

The Company consolidates the assets, liabilities and results of operations of OEG in the accompanying condensed consolidated financial statements. The portion of OEG that the Company does not own is recorded as noncontrolling interest in consolidated joint venture, which is classified as mezzanine equity in the accompanying condensed consolidated balance sheet, and any adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statement of equity and noncontrolling interest. See Note 3, “Income Per Share,” for further disclosure.

The condensed consolidated financial statements include the accounts of Ryman and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality, Entertainment, and Corporate and Other.

Newly Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures,” requiring public entities to provide disclosures of significant segment expenses and other segment items, as well as to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is applied retrospectively and will be effective for the Company for fiscal year 2024 and for interim periods beginning in fiscal year 2025. The Company is currently evaluating the impact of this ASU but does not anticipate this adoption to have a material impact on the Company’s financial statements.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Hotel group rooms	$131,401	$120,513
Hotel transient rooms	42,232	40,738
Hotel food and beverage - banquets	175,450	160,499
Hotel food and beverage - outlets	59,633	55,305
Hotel other	52,754	47,384
Entertainment admissions/ticketing	22,566	22,156
Entertainment food and beverage	25,270	24,066
Entertainment retail and other	19,039	21,058
Total revenues	$528,345	$491,719

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Gaylord Opryland	$103,835	$111,806
Gaylord Palms	85,463	84,546
Gaylord Texan	84,902	86,398
Gaylord National	68,274	72,772
Gaylord Rockies	63,822	64,047
JW Marriott Hill Country	49,941	—
AC Hotel	2,822	2,211
Inn at Opryland and other	2,411	2,659
Total Hospitality segment revenues	$461,470	$424,439

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee and Austin, Texas.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms and advanced ticketing at its OEG venues. At March 31, 2024 and December 31, 2023, the Company had $188.5 million and $159.8 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2023, approximately $82.8 million was recognized in revenue during the three months ended March 31, 2024.

3. INCOME PER SHARE:

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income available to common stockholders	$43,056	$61,320
Net loss attributable to noncontrolling interest in consolidated joint venture	(579)	(763)
Net income available to common stockholders - if-converted method	$42,477	$60,557

Denominator:
Weighted average shares outstanding - basic	59,739	55,182
Effect of dilutive stock-based compensation	430	281
Effect of dilutive put rights	3,235	3,863
Weighted average shares outstanding - diluted	63,404	59,326

Basic income per share available to common stockholders	$0.72	$1.11
Diluted income per share available to common stockholders	$0.67	$1.02

As more fully discussed in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, although currently not exercisable, the minority investor of OEG has certain put rights (the “OEG Put Rights”) to require the Company to purchase the minority investor’s equity interest in OEG, which the Company may pay in cash or Company stock at the Company’s option. The Company calculated potential dilution for the OEG Put Rights based on the if-converted method, which assumes the OEG Put Rights were converted on the first day of the period or the date of issuance and the minority investor’s noncontrolling equity interest was redeemed in exchange for shares of the Company’s common stock.

The operating partnership units (“OP Units”) held by the noncontrolling interest holders in RHP Hotel Properties, LP (the “Operating Partnership”) have been excluded from the denominator of the diluted income per share calculation for the three months ended March 31, 2024 and 2023 as there would be no effect on the calculation of diluted income per share because the income attributable to the OP Units held by the noncontrolling interest holders would also be added to derive net income available to common stockholders.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The Company’s balance in accumulated other comprehensive loss is comprised of amounts related to the Company’s frozen noncontributory defined benefit pension plan, interest rate derivatives designated as cash flow hedges related to the Company’s outstanding debt as discussed in Note 7, “Debt,” and amounts related to an other-than-temporary impairment of a held-to-maturity investment that existed prior to 2020 with respect to the notes receivable discussed in Note 6, “Notes Receivable,” to the condensed consolidated financial statements included herein.

Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2024 and 2023 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2023	$(15,187)	$(2,878)	$(1,322)	$(19,387)
Gains arising during period	—	—	1,975	1,975
Amounts reclassified from accumulated other comprehensive loss	(107)	53	(547)	(601)
Income tax benefit	34	—	—	34
Net other comprehensive income (loss)	(73)	53	1,428	1,408
Balance, March 31, 2024	$(15,260)	$(2,825)	$106	$(17,979)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2022	$(18,021)	$(3,087)	$10,185	$(10,923)
Losses arising during period	—	—	(1,010)	(1,010)
Amounts reclassified from accumulated other comprehensive loss	(67)	53	(5,268)	(5,282)
Net other comprehensive income (loss)	(67)	53	(6,278)	(6,292)
Balance, March 31, 2023	$(18,088)	$(3,034)	$3,907	$(17,215)

5. PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 2024 and December 31, 2023 is recorded at cost, with the exception of right-of-use finance lease assets and the initial value assigned to assets acquired in an acquisition, and summarized as follows (in thousands):

	March 31,	December 31,
	2024	2023
Land and land improvements	$607,120	$605,500
Buildings	4,406,834	4,396,302
Furniture, fixtures and equipment	1,189,995	1,138,769
Right-of-use finance lease assets	1,097	1,793
Construction-in-progress	147,548	122,923
	6,352,594	6,265,287
Accumulated depreciation and amortization	(2,364,422)	(2,309,701)
Property and equipment, net	$3,988,172	$3,955,586

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $60.6 million and $61.8 million at March 31, 2024 and December 31, 2023, respectively, net of credit loss reserve of $38.0 million at each of March 31, 2024 and December 31, 2023. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

The Company has the intent and ability to hold these bonds to maturity. The Company’s quarterly assessment of credit losses considers the estimate of projected tax revenues that will service the bonds over their remaining terms. These tax revenue projections are updated each quarter to reflect updated industry projections as to future anticipated operations of the hotel. As a result of reduced tax revenue projections over the life of the bonds as well as certain cumulative priority payments due to others, the Series B bond is fully reserved. The Series A bond is of higher priority than other tranches which fall between the Company’s two issuances.

During the three months ended March 31, 2024 and 2023, the Company recorded interest income of $1.2 million and $1.3 million, respectively, on these bonds. The Company received payments of $2.4 million and $4.7 million during the three months ended March 31, 2024 and 2023, respectively, relating to these bonds. Before consideration of the credit loss reserve, accrued interest receivable included as a component of the carrying value of notes receivable is $39.9 million and $41.0 million at March 31, 2024 and December 31, 2023, respectively.

7. DEBT:

The Company’s debt and finance lease obligations at March 31, 2024 and December 31, 2023 consisted of (in thousands):

	March 31,	December 31,
	2024	2023
$700M Revolving Credit Facility, interest at SOFR plus 1.50%, maturing May 18, 2027	$—	$—
$500M Term Loan B, interest at SOFR plus 2.75%, maturing May 18, 2030	295,000	496,250
$400M Senior Notes, interest at 7.25%, maturing July 15, 2028	400,000	400,000
$600M Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	600,000
$700M Senior Notes, interest at 4.75%, maturing October 15, 2027	700,000	700,000
$1B Senior Notes, interest at 6.50%, maturing April 1, 2032	1,000,000	—
$800M Gaylord Rockies Term Loan, interest at SOFR plus 2.50%, maturing July 2, 2024	—	800,000
$300M OEG Term Loan, interest at SOFR plus 5.00%, maturing June 16, 2029	295,500	296,250
$65M OEG Revolver, interest at SOFR plus 4.25%, maturing June 16, 2027	22,000	5,000
Block 21 CMBS Loan, interest at 5.58%, maturing January 5, 2026	131,150	131,871
Finance lease obligations	117	138
Unamortized deferred financing costs	(52,430)	(38,309)
Unamortized discounts and premiums, net	(13,523)	(14,172)
Total debt	$3,377,814	$3,377,028

Amounts due within one year of the balance sheet date consist of the amortization payments for the $500 million term loan B of 1.0% of the original principal balance, amortization payments for the $300 million OEG term loan of 1.0% of the original principal balance, and amortization of the Block 21 CMBS Loan based on a 30-year amortization.

At March 31, 2024, there were no defaults under the covenants related to the Company’s outstanding debt.

$1 Billion 6.50% Senior Notes due 2032

On March 28, 2024, the Operating Partnership and RHP Finance Corporation (collectively, the “issuing subsidiaries”) completed the private placement of $1.0 billion in aggregate principal amount of 6.50% senior notes due 2032 (the “$1 Billion 6.50% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Company’s credit agreement.

The $1 Billion 6.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $1 Billion 6.50% Senior Notes have a maturity date of April 1, 2032 and bear interest at 6.50% per annum, payable semi-annually in cash in arrears on April 1 and October 1 each year, beginning on October 1, 2024. The $1 Billion 6.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the Company’s $700 million in aggregate principal amount of 4.75% senior notes due 2027, $400 million in aggregate principal amount of 7.25% senior notes due 2028 and $600 million in aggregate principal amount of 4.50% senior notes due 2029, and senior in right of payment to future subordinated indebtedness, if any.

The $1 Billion 6.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $1 Billion 6.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $1 Billion 6.50% Senior Notes.

The net proceeds from the issuance of the $1 Billion 6.50% Senior Notes totaled approximately $983 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used a portion of these net proceeds to prepay the indebtedness outstanding under its previous $800.0 million Gaylord Rockies term loan and used the remaining proceeds, together with cash on hand, to pay down $200.0 million under its existing $500.0 million senior secured term loan B (the “Term Loan B”).

The $1 Billion 6.50% Senior Notes are redeemable before April 1, 2027, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $1 Billion 6.50% Senior Notes will be redeemable, in whole or in part, at any time on or after April 1, 2027 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.250%, 101.625%, and 100.000% beginning on April 1 of 2027, 2028, and 2029, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

Previous $800 Million Gaylord Rockies Term Loan

In July 2019, Aurora Convention Center Hotel, LLC and Aurora Convention Center Hotel Lessee, LLC, the entities that comprise Gaylord Rockies, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent. The Gaylord Rockies Loan consisted of an $800.0 million secured term loan facility, with a maturity date of July 2, 2024 with two, one-year extension options, subject to certain requirements in the Gaylord Rockies Loan, and bore interest at Adjusted Daily Simple SOFR plus 2.50%. The Company previously entered into an interest rate swap to fix the SOFR portion of the interest rate at 5.2105% for the fifth year of the loan. The Company designated this interest rate swap as an effective cash flow hedge.

On March 28, 2024, the Company paid off the Gaylord Rockies Loan with proceeds from the $1 Billion 6.50% Senior Notes discussed above and terminated the interest rate swap.

Term Loan B

On April 12, 2024, the Company entered into an Incremental Tranche B Term Loan Agreement (the “Incremental Agreement”), which supplements the Company’s credit agreement. The Incremental Agreement reduces the applicable interest rate margins for the loans advanced under the refinanced Term Loan B. The applicable interest rate margins for the refinanced Term Loan B under the Incremental Agreement are (i) 2.25% for SOFR Loans (as defined in the Company’s credit agreement) and (ii) 1.25% for base rate loans. The Incremental Agreement did not change the maturity dates under the Company’s credit agreement or result in any increase in principal indebtedness. In addition, the Incremental Agreement confirms that the annual amortization under the Term Loan B is 1% of the refinanced $295.0 million outstanding principal amount, with the balance due at maturity.

Interest Rate Derivatives

The Company has entered into or previously entered into interest rate swaps to manage interest rate risk associated with the previous Gaylord Rockies $800 million term loan and a portion of the $300 million OEG term loan. Each swap has been designated as a cash flow hedge whereby the Company receives variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount. The Company does not use derivatives for trading or speculative purposes and currently does not hold any derivatives that are not designated as hedges.

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $0.4 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next twelve months.

In March 2024, as discussed above, the Company paid off the Gaylord Rockies Loan and subsequently terminated the associated interest rate swap. The Company received approximately $0.2 million from the counterparty to the swap, which has been recorded as a reduction in interest expense for the three months ended March 31, 2024.

The estimated fair value of the Company’s derivative financial instruments at March 31, 2024 and December 31, 2023 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	March 31,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2024	2023
Gaylord Rockies Term Loan	Interest Rate Swap	5.2105%	Daily SOFR	July 2, 2024	800,000	-	(474)
OEG Term Loan	Interest Rate Swap	4.5330%	3-month SOFR	December 18, 2025	100,000	106	(848)
						$106	$(1,322)

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

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI			Reclassified from Accumulated
	on Derivatives		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	March 31,		Accumulated OCI	March 31,
	2024	2023	into Income (Expense)	2024	2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$1,975	$(1,010)	Interest expense	$547	$5,268
Total derivatives	$1,975	$(1,010)		$547	$5,268

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended March 31, 2024 and 2023 was $60.4 million and $42.5 million, respectively.

As of March 31, 2024, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

The Company’s lease costs for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost	$4,666	$4,657
Finance lease cost:
Amortization of right-of-use assets	48	31
Interest on lease liabilities	1	6
Net lease cost	$4,715	$4,694

Future minimum lease payments under non-cancelable leases at March 31, 2024 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$9,887	$72
Year 2	9,587	38
Year 3	9,683	9
Year 4	9,627	—
Year 5	9,087	—
Years thereafter	553,898	—
Total future minimum lease payments	601,769	119
Less amount representing interest	(471,589)	(2)
Total present value of minimum payments	$130,180	$117

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	42.7	years
Finance leases	1.8	years
Weighted-average discount rate:
Operating leases	7.0%
Finance leases	2.4%

10. STOCK PLANS:

During the three months ended March 31, 2024, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $121.75 per unit. There were 0.4 million and 0.6 million restricted stock units outstanding at March 31, 2024 and December 31, 2023.

Compensation expense for the Company’s stock-based compensation plans was $3.9 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively.

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

For the three months ended March 31, 2024 and 2023, the Company recorded an income tax provision of $0.5 million and $1.6 million, respectively, related to its TRSs.

At March 31, 2024 and December 31, 2023, the Company had no unrecognized tax benefits.

12. COMMITMENTS AND CONTINGENCIES:

In connection with the purchase of Block 21, the Company provided limited guarantees to the Block 21 lenders under the Block 21 CMBS Loan via a guaranty agreement, a guaranty of completion agreement and an environmental indemnity.

The Company has entered into employment agreements with certain officers, which provide for severance payments upon certain events, including certain terminations in connection with a change of control.

On April 9, 2024, the Company received service of process in a lawsuit naming the Company and a subsidiary as co-defendants with Marriott, as the manager, and multiple contractors in a personal injury lawsuit filed by individual plaintiffs in Colorado state court. The lawsuit relates to a May 2023 incident at the Gaylord Rockies indoor pool amenity involving the collapse of HVAC equipment. The complaint requests an unspecified amount of damages related to alleged injuries to two guests. The Company intends to vigorously defend the lawsuit and believes it has strong defenses. The lawsuit is in its early stages so the Company cannot predict its likely outcome or estimate the range of possible loss, but the Company does not believe that the outcome will have a material impact on the Company’s financial position.

In addition, the Company, in the ordinary course of business, is involved in certain legal actions and claims on a variety of matters. It is the opinion of management that such contingencies will not have a material effect on the financial statements of the Company.

13. EQUITY

Dividends

On February 22, 2024, the Company’s board of directors declared the Company’s first quarter 2024 cash dividend in the amount of $1.10 per share of common stock, or an aggregate of approximately $66.3 million in cash, which was paid on April 15, 2024 to stockholders of record as of the close of business on March 29, 2024. Any future dividend is subject to the Company’s board of directors’ determination as to the amount of distributions and the timing thereof.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At March 31, 2024, 0.4 million outstanding OP Units, or 0.7% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheets. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, were as follows (in thousands):

		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$34,875	$34,875	$—	$—
Variable to fixed interest rate swaps	106	—	106	—
Total assets measured at fair value	$34,981	$34,875	$106	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$33,073	$33,073	$—	$—
Total assets measured at fair value	$33,073	$33,073	$—	$—

Variable to fixed interest rate swaps	$1,322	$—	$1,322	$—
Total liabilities measured at fair value	$1,322	$—	$1,322	$—

The remainder of the assets and liabilities held by the Company at March 31, 2024 are not required to be recorded at fair value, and financial assets and liabilities approximate fair value, except as described below.

The Company has outstanding $600.0 million in aggregate principal amount of $600 million 4.50% senior notes. The carrying value of these notes at March 31, 2024 was $593.3 million, net of unamortized deferred financing costs (“DFCs”). The fair value of these notes, based upon quoted market prices (Level 1), was $560.4 million at March 31, 2024.

The Company has outstanding $700.0 million in aggregate principal amount of $700 million 4.75% senior notes. The carrying value of these notes at March 31, 2024 was $695.2 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $673.2 million at March 31, 2024.

15. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s operations are organized into three principal business segments:

●	Hospitality, which includes the Gaylord Hotels properties, JW Marriott Hill Country (effective June 30, 2023), the Inn at Opryland and the AC Hotel;
●	Entertainment, which includes the OEG business, specifically the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10 and Block 21; and
●	Corporate and Other, which includes the Company’s corporate expenses.

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Hospitality	$461,470	$424,439
Entertainment	66,875	67,280
Corporate and Other	—	—
Total	$528,345	$491,719

Depreciation and amortization:
Hospitality	$50,230	$42,875
Entertainment	6,740	5,265
Corporate and Other	232	217
Total	$57,202	$48,357

Operating income (loss):
Hospitality	$102,185	$106,070
Entertainment	7,548	10,581
Corporate and Other	(12,186)	(10,811)
Preopening costs	(1,436)	(190)
Gain on sale of assets	270	—
Total operating income	96,381	105,650

Interest expense	(60,443)	(42,528)
Interest income	7,522	2,547
Loss on extinguishment of debt	(522)	—
Income (loss) from unconsolidated joint ventures	32	(2,806)
Other gains and (losses), net	321	(236)
Income before income taxes	$43,291	$62,627

	March 31,	December 31,
	2024	2023
Total assets:
Hospitality	$3,975,307	$4,039,804
Entertainment	635,914	610,663
Corporate and Other	478,078	538,070
Total assets	$5,089,299	$5,188,537

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Ryman Hospitality Properties, Inc. (“Ryman”) is a Delaware corporation that conducts its operations so as to maintain its qualification as a real estate investment trust (“REIT”) for federal income tax purposes. The Company (as defined below) conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”). RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being a co-issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and the Operating Partnership’s subsidiaries. Neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Quarterly Report on Form 10-Q and Ryman’s other reports, documents or other information filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this report, we use the terms the “Company,” “we” or “our” to refer to Ryman Hospitality Properties, Inc. and its subsidiaries unless the context indicates otherwise.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2023, included in our Annual Report on Form 10-K that was filed with the SEC on February 23, 2024.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, risks and uncertainties associated with economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, the effects of inflation on our business, including the effects on costs of labor and supplies and effects on group customers at our hotels and customers in our OEG businesses, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness and/or to successfully amend the agreements governing our indebtedness in the future, changes in interest rates, and those factors described elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 or described from time to time in our other reports filed with the SEC.

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

We also own a controlling 70% equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which we report as our Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 98 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a Luke Combs-themed bar, music venue and event space currently under construction; and Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”).

See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and Item 1A, “Risk Factors,” in Part II of this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Issuance of $1 Billion 6.50% Senior Notes due 2032

In March 2024, the Operating Partnership and Finco completed the private placement of $1.0 billion in aggregate principal amount of 6.50% senior notes due 2032 (the “$1 Billion 6.50% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee our credit agreement.

The net proceeds from the issuance of the $1 Billion 6.50% Senior Notes totaled approximately $983 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used a portion of these net proceeds to prepay the indebtedness outstanding under our previous Gaylord Rockies $800.0 million term loan and used the remaining proceeds, together with cash on hand, to repay $200.0 million under our $500.0 million term loan B.

Dividend Policy

Our board of directors has approved a dividend policy pursuant to which we will make minimum dividends of 100% of REIT taxable income annually, subject to the board of directors’ future determinations as to the amount of any distributions and the timing thereof. The dividend policy may be altered at any time by our board of directors (as otherwise permitted by our credit agreement) and certain provisions of our agreements governing our other indebtedness may prohibit us from paying dividends in accordance with any policy we may adopt.

Our Long-Term Strategic Plan

Our goal is to be the nation’s premier hospitality REIT for group-oriented meeting hotel assets in urban and resort markets.

Existing Hotel Property Design. Our Gaylord Hotels properties focus on the large group meetings market in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. We believe this strategy creates a better experience for both meeting planners and guests and has led to our current Gaylord Hotels properties claiming a place among the leading convention hotels in the country.

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

Continued Investment in Our Existing Properties. We continuously evaluate and invest in our current portfolio and consider enhancements or expansions as part of our long-term strategic plan. In 2021, we completed the $158 million expansion of Gaylord Palms, and we also completed the renovation of all of the guestrooms at Gaylord National. In 2022, we completed a re-concepting of the food and beverage options at Gaylord National and began a $98 million multi-year interior and exterior enhancement project at Gaylord Rockies to better position the property for our group customers. In early 2024, we identified over $1 billion in capital investment opportunities across our entire hotel portfolio, comprised of projects that we anticipate completing in phases through 2027.

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in six Ole Red locations, purchased Block 21, and in April 2023 announced a partnership with Luke Combs for Category 10, an entertainment venue concept expected to have a phased opening beginning later in 2024. Further, in 2022, we completed a strategic transaction to sell a minority interest in OEG to an affiliate of Atairos Group, Inc. and its strategic partner NBCUniversal Media, LLC, who we believe will be able to help us expand the distribution of our OEG brands.

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

Our Operations

Our ongoing operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, JW Marriott Hill Country (effective June 30, 2023), the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three months ended March 31, 2024 and 2023, our total revenues were divided among these business segments as follows:

	Three Months Ended
	March 31,
Segment	2024	2023
Hospitality	87%	86%
Entertainment	13%	14%
Corporate and Other	0%	0%

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

We also use certain “non-GAAP financial measures,” which are measures of our historical performance that are not calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), within the meaning of applicable SEC rules. These measures include:

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

The results of operations of our Hospitality segment are affected by the number and type of group meetings and conventions scheduled to attend our hotels in a given period. A variety of factors can affect the results of any interim period, including the nature and quality of the group meetings and conventions attending our hotels during such period, which meetings and conventions (and applicable room rates) have often been contracted for several years in advance, seasonality, the level of attrition our hotels experience, and the level of transient business at our hotels during such period. Increases in costs, including labor costs, costs of food and other supplies, and energy costs can negatively affect our results, particularly during an inflationary economic environment. We rely on Marriott, as the manager of our hotels, to manage these factors and to offset any identified shortfalls in occupancy.

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months ended March 31, 2024 and 2023. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited
	Three Months Ended March 31,
	2024	%	2023	%
Income Statement Data:
REVENUES:
Rooms	$173,633	32.9%	$161,251	32.8%
Food and beverage	235,083	44.5%	215,804	43.9%
Other hotel revenue	52,754	10.0%	47,384	9.6%
Entertainment	66,875	12.7%	67,280	13.7%
Total revenues	528,345	100.0%	491,719	100.0%
OPERATING EXPENSES:
Rooms	44,101	8.3%	42,059	8.6%
Food and beverage	128,179	24.3%	115,181	23.4%
Other hotel expenses	118,813	22.5%	103,059	21.0%
Hotel management fees, net	17,962	3.4%	15,195	3.1%
Entertainment	52,587	10.0%	51,434	10.5%
Corporate	11,954	2.3%	10,594	2.2%
Preopening costs	1,436	0.3%	190	0.0%
Gain on sale of assets	(270)	(0.1)%	—	—%
Depreciation and amortization:
Hospitality	50,230	9.5%	42,875	8.7%
Entertainment	6,740	1.3%	5,265	1.1%
Corporate and Other	232	0.0%	217	0.0%
Total depreciation and amortization	57,202	10.8%	48,357	9.8%
Total operating expenses	431,964	81.8%	386,069	78.5%
OPERATING INCOME (LOSS):
Hospitality	102,185	22.1%	106,070	25.0%
Entertainment	7,548	11.3%	10,581	15.7%
Corporate and Other	(12,186)	(A)	(10,811)	(A)
Preopening costs	(1,436)	(0.3)%	(190)	(0.0)%
Gain on sale of assets	270	0.1%	—	—%
Total operating income	96,381	18.2%	105,650	21.5%
Interest expense	(60,443)	(A)	(42,528)	(A)
Interest income	7,522	(A)	2,547	(A)
Loss on extinguishment of debt	(522)	(A)	—	(A)
Income (loss) from unconsolidated joint ventures	32	(A)	(2,806)	(A)
Other gains and (losses), net	321	(A)	(236)	(A)
Provision for income taxes	(530)	(A)	(1,633)	(A)
Net income	42,761	(A)	60,994	(A)
Net loss attributable to noncontrolling interest in consolidated joint venture	579	(A)	763	(A)
Net income attributable to noncontrolling interest in the Operating Partnership	(284)	(A)	(437)	(A)
Net income available to common stockholders	$43,056	(A)	$61,320	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months ended March 31, 2024 and 2023 (in thousands, except percentages and per share data):

	Three Months Ended
	March 31,
			%
	2024	2023	Change
Total revenues	$528,345	$491,719	7.4%
Total operating expenses	431,964	386,069	11.9%
Operating income	96,381	105,650	(8.8)%
Net income	42,761	60,994	(29.9)%
Net income available to common stockholders	43,056	61,320	(29.8)%
Net income available to common stockholders per share - diluted	0.67	1.02	(34.3)%

Total Revenues

The increase in our total revenues for the three months ended March 31, 2024, as compared to the same period in 2023, is attributable to an increase in our Hospitality segment of $37.0 million due to the acquisition of JW Marriott Hill Country on June 30, 2023, partially offset by a decrease in our Entertainment segment of $0.4 million, as presented in the tables below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended March 31, 2024, as compared to the same period in 2023, is primarily the result of an increase in our Hospitality segment of $33.6 million and an increase in depreciation expense of $8.8 million, each primarily due to the acquisition of JW Marriott Hill Country on June 30, 2023, as presented in the tables below.

Net Income

Our $18.2 million decrease in net income for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to the changes in our revenues and operating expenses reflected above, and a $17.9 million increase in interest expense in the 2024 period, as compared to the 2023 period, as described more fully below.

Factors and Trends Contributing to Performance and Current Environment

Important factors and trends contributing to our performance during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, were:

●	The addition of JW Marriott Hill Country, including $49.9 million in revenues; the property averaged $198.40 in RevPAR and $547.72 in Total RevPAR.
●	A decrease in same-store (Hospitality segment excluding JW Marriott Hill Country) group rooms traveled in the 2024 period of 4.6%, as compared to the 2023 period, as the Easter holiday shift from April in the previous year to March in the current year negatively impacted group business in the 2024 period.
●	An increase in same-store ADR of 2.9% in the 2024 period, as compared to the 2023 period, reflective of our continued pricing strategy.
●	A same-store decrease of 2.7% in outside-the-room spending at our hotels in the 2024 period, as compared to the 2023 period, primarily as a result of the Easter holiday shift.

●	A same-store decrease of 39.4% in net definite group room nights booked at our hotels in the 2024 period, as compared to the 2023 period, primarily due to timing, as the fourth quarter of 2023 was the highest booking quarter on record.
●	Same-store in-the-year-for-the-year cancelled room nights at our hotels decreased 62.2% in the 2024 period, as compared to the 2023 period.
●	A same-store decrease in transient room nights traveled in the 2024 period of 12.6%, as compared to the 2023 period, as we experienced some softness in transient demand in the latter half of the quarter in several of our markets.
●	An increase in Entertainment revenue in the 2024 period, as compared to the 2023 period, related to Ole Red Las Vegas, which opened in January 2024, offset primarily by a decrease related to the closure of the Wildhorse Saloon as it is being rebranded as Category 10 and a decrease at the W Austin Hotel primarily as a result of the disruption caused by the ongoing construction enhancements at the property.

Other important factors and trends for the three months ended, and as of, March 31, 2024 include:

●	On a same-store basis, group room nights on the books for all future years at our hotels at March 31, 2024 are 3.2% ahead of those on the books at the same point in 2023. In addition, the ADR on those group nights on the books at March 31, 2024 is 6.2% higher than the same point in 2023.
●	Our strong revenues in recent periods have partially mitigated increasing costs in the current inflationary environment, which include increased interest rates, which drove higher interest expense on our higher debt levels, as well as increased wages, insurance and other costs, which are expected to continue in the current inflationary environment.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2024 and 2023 (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2024	2023	Change
Revenues:
Rooms	$173,633	$161,251	7.7%
Food and beverage	235,083	215,804	8.9%
Other hotel revenue	52,754	47,384	11.3%
Total hospitality revenue	461,470	424,439	8.7%
Hospitality operating expenses:
Rooms	44,101	42,059	4.9%
Food and beverage	128,179	115,181	11.3%
Other hotel expenses	118,813	103,059	15.3%
Management fees, net	17,962	15,195	18.2%
Depreciation and amortization	50,230	42,875	17.2%
Total Hospitality operating expenses	359,285	318,369	12.9%
Hospitality operating income	$102,185	$106,070	(3.7)%
Hospitality performance metrics
Occupancy	66.7%	72.3%	(5.6)	pts
ADR	$250.48	$237.95	5.3%
RevPAR (1)	$167.17	$172.08	(2.9)%
Total RevPAR (2)	$444.29	$452.94	(1.9)%
Net Definite Group Room Nights Booked	189,583	250,318	(24.3)%
Same-store Hospitality performance metrics (3):
Occupancy	67.0%	72.3%	(5.3)	pts
ADR	$244.85	$237.95	2.9%
RevPAR (1)	$164.16	$172.08	(4.6)%
Total RevPAR (2)	$434.33	$452.94	(4.1)%
Net Definite Group Room Nights Booked	151,676	250,318	(39.4)%
(1)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(2)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(3)	Same-store Hospitality segment metrics do not include JW Marriott Hill Country, which we purchased on June 30, 2023.

The increase in total Hospitality segment revenue in the three months ended March 31, 2024, as compared to the same period in 2023, is primarily due to the addition of $49.9 million in revenue from JW Marriott Hill Country, which we purchased on June 30, 2023, partially offset by decreases of $8.0 million and $4.5 million at Gaylord Opryland and Gaylord National, respectively, as presented in the tables below.

Total Hospitality segment revenues in the three months ended March 31, 2024 include $8.5 million in attrition and cancellation fee revenue, a decrease of $1.3 million in attrition and cancellation fees from the 2023 period.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended
	March 31,
	2024	2023
Group	80%	79%
Transient	20%	21%

Rooms expenses increased in the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to JW Marriott Hill Country, which we purchased on June 30, 2023, partially offset by decreases at Gaylord National, Gaylord Rockies and Gaylord Opryland due to decreased volume, as presented in the tables below.

The increase in food and beverage expenses in the three months ended March 31, 2024, as compared to the same period in 2023, is primarily due to JW Marriott Hill Country, as presented in the tables below.

Other hotel expenses for the three months ended March 31, 2024 and 2023 consist of the following (in thousands):

	Three Months Ended
	March 31,
			%
	2024	2023	Change
Administrative employment costs	$47,370	$39,758	19.1%
Utilities	10,927	9,360	16.7%
Property taxes	10,784	9,089	18.6%
Other	49,732	44,852	10.9%
Total other hotel expenses	$118,813	$103,059	15.3%

Each of the other hotel expense categories above increased in the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to the addition of JW Marriott Hill Country. Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. The increase in property taxes during the three months ended March 31, 2024, as compared to the 2023 period, was partially offset by a decrease at Gaylord National due to a settlement of an appeal from prior tax years. The increase in other expenses, which include supplies, advertising, maintenance costs and consulting costs, during the three months ended March 31, 2024, as compared to the same period in 2023, was partially offset by various decreases at Gaylord Opryland and Gaylord National due to decreased business levels.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for our Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies is approximately 3% of gross revenues, and JW Marriott Hill Country is approximately 3.5% of gross revenues. Additionally, we pay Marriott an incentive management fee based on the profitability of our hotels. In the three months ended March 31, 2024 and 2023, we incurred $10.8 million and $9.2 million, respectively, related to base management fees for our Hospitality segment and $8.0 million and $6.7 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 8, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to JW Marriott Hill Country, which we purchased on June 30, 2023.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2024 and 2023.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2024	2023	Change
Revenues:
Rooms	$41,945	$45,331	(7.5)%
Food and beverage	45,926	50,097	(8.3)%
Other hotel revenue	15,964	16,378	(2.5)%
Total revenue	103,835	111,806	(7.1)%
Operating expenses:
Rooms	9,952	10,360	(3.9)%
Food and beverage	26,143	25,989	0.6%
Other hotel expenses	29,592	29,890	(1.0)%
Management fees, net	5,190	5,318	(2.4)%
Depreciation and amortization	8,133	8,554	(4.9)%
Total operating expenses	79,010	80,111	(1.4)%
Operating income	$24,825	$31,695	(21.7)%
Performance metrics:
Occupancy	65.1%	72.6%	(7.5)	pts
ADR	$245.28	$240.19	2.1%
RevPAR	$159.60	$174.40	(8.5)%
Total RevPAR	$395.10	$430.16	(8.2)%

Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2024	2023	Change
Revenues:
Rooms	$31,250	$31,664	(1.3)%
Food and beverage	45,450	43,782	3.8%
Other hotel revenue	8,763	9,100	(3.7)%
Total revenue	85,463	84,546	1.1%
Operating expenses:
Rooms	6,682	6,312	5.9%
Food and beverage	22,887	21,188	8.0%
Other hotel expenses	21,780	20,706	5.2%
Management fees, net	3,237	3,096	4.6%
Depreciation and amortization	5,871	5,610	4.7%
Total operating expenses	60,457	56,912	6.2%
Operating income	$25,006	$27,634	(9.5)%
Performance metrics:
Occupancy	74.6%	79.5%	(4.9)	pts
ADR	$267.99	$257.66	4.0%
RevPAR	$199.89	$204.78	(2.4)%
Total RevPAR	$546.66	$546.80	(0.0)%

Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2024	2023	Change
Revenues:
Rooms	$28,978	$29,044	(0.2)%
Food and beverage	47,544	49,342	(3.6)%
Other hotel revenue	8,380	8,012	4.6%
Total revenue	84,902	86,398	(1.7)%
Operating expenses:
Rooms	6,455	6,402	0.8%
Food and beverage	24,099	24,550	(1.8)%
Other hotel expenses	18,674	18,244	2.4%
Management fees, net	3,751	3,348	12.0%
Depreciation and amortization	5,891	5,766	2.2%
Total operating expenses	58,870	58,310	1.0%
Operating income	$26,032	$28,088	(7.3)%
Performance metrics:
Occupancy	73.2%	77.1%	(3.9)	pts
ADR	$239.77	$230.83	3.9%
RevPAR	$175.54	$177.90	(1.3)%
Total RevPAR	$514.32	$529.21	(2.8)%

Gaylord National Results. The results of Gaylord National for the three months ended March 31, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2024	2023	Change
Revenues:
Rooms	$27,641	$28,999	(4.7)%
Food and beverage	34,948	36,618	(4.6)%
Other hotel revenue	5,685	7,155	(20.5)%
Total revenue	68,274	72,772	(6.2)%
Operating expenses:
Rooms	10,717	11,559	(7.3)%
Food and beverage	22,142	22,503	(1.6)%
Other hotel expenses	20,318	21,107	(3.7)%
Management fees, net	1,473	1,254	17.5%
Depreciation and amortization	8,401	8,294	1.3%
Total operating expenses	63,051	64,717	(2.6)%
Operating income	$5,223	$8,055	(35.2)%
Performance metrics:
Occupancy	64.4%	67.3%	(2.9)	pts
ADR	$236.16	$239.70	(1.5)%
RevPAR	$152.18	$161.43	(5.7)%
Total RevPAR	$375.88	$405.10	(7.2)%

Gaylord Rockies Results. The results of Gaylord Rockies for the three months ended March 31, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2024	2023	Change
Revenues:
Rooms	$21,348	$22,015	(3.0)%
Food and beverage	35,814	35,394	1.2%
Other hotel revenue	6,660	6,638	0.3%
Total revenue	63,822	64,047	(0.4)%
Operating expenses:
Rooms	5,455	5,998	(9.1)%
Food and beverage	19,975	20,281	(1.5)%
Other hotel expenses	10,648	10,856	(1.9)%
Management fees, net	1,906	1,999	(4.7)%
Depreciation and amortization	13,841	14,045	(1.5)%
Total operating expenses	51,825	53,179	(2.5)%
Operating income	$11,997	$10,868	10.4%
Performance metrics:
Occupancy	64.5%	69.9%	(5.4)	pts
ADR	$242.23	$233.09	3.9%
RevPAR	$156.29	$162.97	(4.1)%
Total RevPAR	$467.24	$474.10	(1.4)%

JW Marriott Hill Country Results. We purchased JW Marriott Hill Country on June 30, 2023. The results of JW Marriott Hill Country for the three months ended March 31, 2024 are as follows (in thousands, except percentages and performance metrics):

2024
Revenues:
Rooms	$18,090
Food and beverage	24,658
Other hotel revenue	7,193
Total revenue	49,941
Operating expenses:
Rooms	3,482
Food and beverage	12,201
Other hotel expenses	15,632
Management fees, net	2,095
Depreciation and amortization	7,397
Total operating expenses	40,807
Operating income	$9,134
Performance metrics:
Occupancy	63.6%
ADR	$312.19
RevPAR	$198.40
Total RevPAR	$547.72

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2024	2023	Change
Revenues	$66,875	$67,280	(0.6)%
Operating expenses	52,587	51,434	2.2%
Depreciation and amortization	6,740	5,265	28.0%
Operating income (1)	$7,548	$10,581	(28.7)%
(1)	Entertainment segment operating income does not include preopening costs of $1.4 million and $0.2 million in the three months ended March 31, 2024 and 2023, respectively. See discussion of this item below.

Revenues decreased slightly in our Entertainment segment in the three months ended March 31, 2024, as compared to the prior year period, as incremental revenue from Ole Red Las Vegas, which opened in January 2024, was offset primarily due to the Wildhorse Saloon being temporarily closed as it is being rebranded as Category 10 and a decrease at the W Austin Hotel primarily as a result of the disruption caused by the ongoing construction enhancements at the property. Entertainment segment operating expenses increased slightly in the 2024 period, as compared to the 2023 period, primarily due to the opening of Ole Red Las Vegas being partially offset by the temporary closure of the Wildhorse Saloon.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2024	2023	Change
Operating expenses	$11,954	$10,594	12.8%
Depreciation and amortization	232	217	6.9%
Operating loss (1)	$(12,186)	$(10,811)	(12.7)%
(1)	Corporate segment operating expenses do not include a gain on sale of assets of $0.3 million in the three months ended March 31, 2024.

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses increased in the three months ended March 31, 2024, as compared to the prior year period, primarily as a result of an increase in employment expenses associated with the hiring of additional employees and increased wages to support the Company’s growth.

Operating Results – Preopening Costs

Preopening costs during the three months ended March 31, 2024 primarily include costs associated with Category 10, which is expected to begin a phased opening later in 2024. Preopening costs during the three months ended March 31, 2023 primarily include costs associated with Ole Red Las Vegas, which opened in January 2024.

Operating Results – Gain on Sale of Assets

Gain on sale of assets during the three months ended March 31, 2024 includes the sale of miscellaneous corporate assets.

Non-Operating Results Affecting Net Income

The following table summarizes the other factors which affected our net income for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2024	2023	Change
Interest expense	$60,443	$42,528	42.1%
Interest income	7,522	2,547	195.3%
Loss on extinguishment of debt	(522)	—	(100.0)%
Income (loss) from unconsolidated joint ventures	32	(2,806)	101.1%
Other gains and (losses), net	321	(236)	236.0%
Provision for income taxes	(530)	(1,633)	67.5%

Interest Expense

Interest expense increased $17.9 million during the three months ended March 31, 2024, as compared to the same period in 2023, due primarily to the May 2023 refinancing and increase of the term loan B and the June 2023 issuance of the $400 Million 7.25% Senior Notes, as well as an increase in interest rates related to our variable-rate debt.

Cash interest expense increased $19.0 million to $58.6 million in the three months ended March 31, 2024, as compared to the same period in 2023. Non-cash interest expense, which includes amortization of deferred financing costs and debt discounts or premiums and is offset by capitalized interest, decreased $1.0 million to $1.8 million in the three months ended March 31, 2024, as compared to the same period in 2023.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 7.2% and 5.9% for the three months ended March 31, 2024 and 2023, respectively.

Interest Income

Interest income for the three months ended March 31, 2024 primarily includes amounts earned on our cash balances, as well as the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

As a result of the March 2024 repayment of the Gaylord Rockies $800 million term loan, we recognized a loss on extinguishment of debt of $0.5 million in the three months ended March 31, 2024.

Income (Loss) from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for the three months ended March 31, 2023 represents our equity method share of losses associated with Circle.

Other Gains and (Losses), net

Other gains and (losses), net for the three months ended March 31, 2024 and 2023 represents various miscellaneous items.

Provision for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended March 31, 2024 and 2023, we recorded an income tax provision of $0.5 million and $1.6 million, respectively, related to our TRSs. The decrease in the income tax provision for the 2024 period, as compared to the 2023 period, primarily relates to a decrease in income at our TRSs.

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

The following is a reconciliation of our consolidated GAAP net income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net income	$42,761	$60,994
Interest expense, net	52,921	39,981
Provision for income taxes	530	1,633
Depreciation and amortization	57,202	48,357
Gain on sale of assets	(270)	—
Pro rata EBITDAre from unconsolidated joint ventures	2	9
EBITDAre	153,146	150,974
Preopening costs	1,436	190
Non-cash lease expense	925	1,501
Equity-based compensation expense	3,862	3,739
Interest income on Gaylord National bonds	1,195	1,271
Loss on extinguishment of debt	522	—
Pro rata adjusted EBITDAre from unconsolidated joint ventures	(21)	—
Adjusted EBITDAre	161,065	157,675
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	(4,662)	(4,296)
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$156,403	$153,379

The following is a reconciliation of our consolidated GAAP net income to FFO and Adjusted FFO for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net income	$42,761	$60,994
Noncontrolling interest in consolidated joint venture	579	763
Net income available to common stockholders and unit holders	43,340	61,757
Depreciation and amortization	57,154	48,326
Adjustments for noncontrolling interest	(2,021)	(1,580)
Pro rata adjustments from joint ventures	—	23
FFO available to common stockholders and unit holders	98,473	108,526
Right-of-use asset amortization	48	31
Non-cash lease expense	925	1,501
Pro rata adjustments from joint ventures	(21)	—
Gain on other assets	(270)	—
Amortization of deferred financing costs	2,721	2,674
Amortization of debt discounts and premiums	649	506
Loss on extinguishment of debt	522	—
Adjustments for noncontrolling interest	135	(412)
Deferred tax provision (benefit)	(488)	767
Adjusted FFO available to common stockholders and unit holders	$102,694	$113,593

Liquidity and Capital Resources

Cash Flows Provided By Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the three months ended March 31, 2024, our net cash flows provided by operating activities were $7.5 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $106.0 million, partially offset by unfavorable changes in working capital of $98.6 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities primarily related to compensation, property tax accruals and the payment of liabilities associated with our seasonal holiday programs and an increase in accounts receivable due to a seasonal increase in group business at our hotel properties. These unfavorable changes in working capital were partially offset by an increase in advanced deposits on future hotel stays and advanced ticket purchases at our OEG venues.

During the three months ended March 31, 2023, our net cash flows provided by operating activities were $31.7 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $119.3 million, partially offset by unfavorable changes in working capital of $87.6 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities primarily related to compensation and property tax accruals and an increase in accounts receivable due to a seasonal increase in group business at our hotel properties, partially offset by an increase in advanced ticket purchases at our OEG venues and increase in advanced deposits on future hotel room stays.

Cash Flows Used In Investing Activities. During the three months ended March 31, 2024, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $79.4 million, and consisted primarily of enhancements at Gaylord Rockies to construct a new events pavilion, enhance the grand lodge and reposition its food and beverage outlets; the completion of Ole Red Las Vegas; a rooms renovation at the W Austin Hotel and common area enhancements at Block 21; the conversion of the Wildhorse Saloon to Category 10; a rooms renovation at Gaylord Palms; and ongoing maintenance capital expenditures for each of our existing properties.

During the three months ended March 31, 2023, our primary use of funds for investing activities were purchases of property and equipment, which totaled $36.8 million, and consisted primarily of enhancements to the offerings at Block 21, the construction of Ole Red Las Vegas, enhancements at Gaylord Rockies to better position the property for our group customers, and ongoing maintenance capital expenditures for each of our existing properties.

Cash Flows Used In Financing Activities. Our cash flows from financing activities primarily reflect the incurrence and repayment of long-term debt and the payment of cash dividends. During the three months ended March 31, 2024, our net cash flows used in financing activities were $81.8 million, primarily reflecting the issuance of the $1 Billion 6.50% Senior Notes, offset by the prepayment of the Gaylord Rockies $800.0 million term loan, the repayment of $201.3 million under our $500.0 million term loan B, the payment of $67.1 million in cash dividends and the payment of $16.8 million in deferred financing costs.

During the three months ended March 31, 2023, our net cash flows used in financing activities were $13.9 million, primarily reflecting the payment of $14.0 million in cash dividends.

Liquidity

At March 31, 2024, we had $465.3 million in unrestricted cash and $738.7 million available for borrowing in the aggregate under our revolving credit facility and the OEG revolving credit facility. During the three months ended March 31, 2024, we issued the $1 Billion 6.50% Senior Notes, repaid the $800.0 million Gaylord Rockies term loan, repaid $201.3 million under our $500.0 million term loan B, incurred capital expenditures of $79.4 million and paid $67.1 million in cash dividends. These changes, as well as the cash flows provided by operations discussed above, were the primary factors in the decrease in our cash balance from December 31, 2023 to March 31, 2024.

We anticipate investing in our operations during the remainder of 2024 by spending between approximately $280 million and $360 million in capital expenditures, which includes projects at Gaylord Rockies to construct a new events pavilion, enhance the grand lodge and reposition its food and beverage outlets; enhancements to meeting spaces at Gaylord Opryland to further appeal to our target group customers; a rooms renovation at the W Austin Hotel and common area enhancements at Block 21; the conversion of the Wildhorse Saloon to Category 10; a rooms renovation at Gaylord Palms; and ongoing maintenance capital for each of our current facilities. Further, our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually. Future dividends are subject to our board of directors’ future determinations as to amount and timing. We currently have no debt maturities until January 2026. We believe we will be able to refinance our debt agreements prior to their maturities.

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

Our outstanding principal debt agreements are described below. At March 31, 2024, there were no defaults under the covenants related to our outstanding debt.

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

The Credit Agreement provides for a $700.0 million revolving credit facility (the “Revolver”) and a $500.0 million senior secured term loan B (the “Term Loan B”) (which was reduced to $295.0 million on March 28, 2024), as well as an accordion feature that will allow us to increase the facilities following the closing date by an aggregate total of up to $475 million, which may be allocated between the Revolver and the Term Loan B at our option.

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

In addition, each of the Revolver and Term Loan B contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the Credit Agreement are as follows:

●	We must maintain a consolidated net leverage ratio of not greater than 6.50x.
●	We must maintain a consolidated fixed charge coverage ratio of not less than 1.50x.
●	Our secured indebtedness must not exceed 30% of consolidated total asset value.
●	Our secured recourse indebtedness must not exceed 10% of consolidated total asset value.
●	Unencumbered leverage ratio must not exceed 55% (with the ability to surge to 60% in connection with a material acquisition).
●	Unencumbered adjusted NOI to unsecured interest expense ratio not to be less than 2.0x.

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Revolving Credit Facility. The maturity date of the Revolver is May 18, 2027, with the option to extend the maturity date for a maximum of one additional year through either (i) a single 12-month extension option or (ii) two individual 6-month extensions. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) Adjusted Term SOFR plus the applicable margin ranging from 1.40% to 2.00%, (ii) Adjusted Daily Simple SOFR plus the applicable margin ranging from 1.40% to 2.00% or (iii) a base rate as set forth in the Credit Agreement plus the applicable margin ranging from 0.40% to 1.00%, with each option dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement). Principal is payable in full at maturity, and the Revolver was undrawn at closing.

For purposes of the Revolver, Adjusted Term SOFR is calculated as the sum of Term SOFR plus an adjustment of 0.10% (all as more specifically described in the Credit Agreement), subject to a floor of 0.00%. Adjusted Daily Simple SOFR is calculated as the sum of SOFR plus an adjustment of 0.10% (all as more specifically described in the Credit Agreement), subject to a floor of 0.00%.

At March 31, 2024, no amounts were outstanding under the Revolver, and the lending banks had issued $4.3 million of letters of credit under the Credit Agreement, which left $695.7 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $1 Billion 6.50% Senior Notes, our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), our $600 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”) and our $400 million in aggregate principal amount of senior notes due 2028 (the “$400 Million 7.25% Senior Notes”), which we met at March 31, 2024).

Term Loan B. The Term Loan B has a maturity date of May 18, 2030. The applicable interest rate margins for borrowings under the Term Loan B are, at our option, either (i) Term SOFR plus 2.75%, (ii) Daily Simple SOFR plus 2.75% or (iii) a base rate as set forth in the Credit Agreement plus 1.75%. At March 31, 2024, the interest rate on the Term Loan B was Term SOFR plus 2.75%. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed. At March 31, 2024, $295.0 million in borrowings were outstanding under the Term Loan B. A portion of the proceeds of the Term Loan B were used to repay in full the approximately $370 million balance of our previous term loan B.

On April 12, 2024, we entered into an Incremental Tranche B Term Loan Agreement (the “Incremental Agreement”), which supplements the Credit Agreement. The Incremental Agreement reduces the applicable interest rate margins for the loans advanced under the refinanced Term Loan B. The applicable interest rate margins for the refinanced Term Loan B under the Incremental Agreement are (i) 2.25% for SOFR Loans (as defined in the Credit Agreement) and (ii) 1.25% for base rate loans. The Incremental Agreement did not change the maturity dates under the Credit Agreement or result in any increase in principal indebtedness. In addition, the Incremental Agreement confirms that the annual amortization under the Term Loan B is 1% of the refinanced $295.0 million outstanding principal amount, with the balance due at maturity.

For purposes of the Term Loan B, each of Term SOFR and Daily Simple SOFR are subject to a floor of 0.00%.

$1 Billion 6.50% Senior Notes. On March 28, 2024, the Operating Partnership and Finco (collectively, the “issuing subsidiaries”) completed the private placement of the $1 Billion 6.50% Senior Notes, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $1 Billion 6.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $1 Billion 6.50% Senior Notes have a maturity date of April 1, 2032 and bear interest at 6.50% per annum, payable semi-annually in cash in arrears on April 1 and October 1 each year, beginning October 1, 2024. The $1 Billion 6.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $700 Million 4.75% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $1 Billion 6.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $1 Billion 6.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $1 Billion 6.50% Senior Notes.

The net proceeds from the issuance of the $1 Billion 6.50% Senior Notes totaled approximately $983 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used a portion of these net proceeds to prepay the indebtedness outstanding under our previous $800.0 million Gaylord Rockies term loan and used the remaining proceeds, together with cash on hand, to repay $200.0 million under the Term Loan B.

The $1 Billion 6.50% Senior Notes are redeemable before April 1, 2027, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $1 Billion 6.50% Senior Notes will be redeemable, in whole or in part, at any time on or after April 1, 2027 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.250%, 101.625%, and 100.000% beginning on April 1 of 2027, 2028, and 2029, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

$700 Million 4.75% Senior Notes. In September 2019, the Operating Partnership and Finco completed the private placement of $500.0 million in aggregate principal amount of senior notes due 2027 (the “$500 Million 4.75% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $500 Million 4.75% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank Trust Company, National Association as trustee. The $500 Million 4.75% Senior Notes have a maturity date of October 15, 2027 and bear interest at 4.75% per annum, payable semi-annually in cash in arrears on April 15 and October 15 each year. The $500 Million 4.75% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $500 Million 4.75% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $500 Million 4.75% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $500 Million 4.75% Senior Notes.

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

$600 Million 4.50% Senior Notes. In February 2021, the Operating Partnership and Finco completed the private placement of $600.0 million in aggregate principal amount of 4.50% senior notes due 2029, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $600 Million 4.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank Trust Company, National Association as trustee. The $600 Million 4.50% Senior Notes have a maturity date of February 15, 2029 and bear interest at 4.50% per annum, payable semi-annually in cash in arrears on February 15 and August 15 each year. The $600 Million 4.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $600 Million 4.50%

Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $600 Million 4.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $600 Million 4.50% Senior Notes.

The $600 Million 4.50% Senior Notes are currently redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 102.250%, 101.500%, 100.750%, and 100.000% beginning on February 15 of 2024, 2025, 2026, and 2027, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

$400 Million 7.25% Senior Notes. On June 22, 2023, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of 7.25% senior notes due 2028, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $400 Million 7.25% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association as trustee. The $400 Million 7.25% Senior Notes have a maturity date of July 15, 2028 and bear interest at 7.25% per annum, payable semi-annually in cash in arrears on January 15 and July 15 each year, beginning on January 15, 2024. The $400 Million 7.25% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes and the $600 Million 4.50% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 7.25% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 7.25% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 7.25% Senior Notes.

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

Each of the indentures governing the $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes contain certain covenants which, among other things and subject to certain exceptions and qualifications, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. In addition, if the Company experiences specific kinds of changes of control, the Company must offer to repurchase some or all of the senior notes at 101% of their principal amount, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

Previous $800 Million Gaylord Rockies Term Loan. In July 2019, Aurora Convention Center Hotel, LLC and Aurora Convention Center Hotel Lessee, LLC the entities that comprise Gaylord Rockies, entered into a Second Amended and Restated Loan Agreement (the “Gaylord Rockies Loan”) with Wells Fargo Bank, National Association, as administrative agent. The Gaylord Rockies Loan consisted of an $800.0 million secured term loan facility, with a maturity date of July 2, 2024 with two, one-year extension options remaining, subject to certain requirements in the

Gaylord Rockies Loan, and bore interest at Adjusted Daily Simple SOFR plus 2.50%. We previously entered into an interest rate swap to fix the SOFR portion of the interest rate at 5.2105% for the fifth year of the loan. We designated this interest rate swap as an effective cash flow hedge.

On March 28, 2024, we paid off the Gaylord Rockies Loan with proceeds from the $1 Billion 6.50% Senior Notes discussed above.

OEG Credit Agreement. In June 2022, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a credit agreement (the “OEG Credit Agreement”) among OEG Borrower, as borrower, OEG Finance, certain subsidiaries of OEG Borrower from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million (the “OEG Revolver”). The OEG Term Loan matures on June 16, 2029 and the OEG Revolver matures on June 16, 2027. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 4.00% or (ii) Adjusted Term SOFR plus 5.00% (all as specifically more described in the OEG Credit Agreement). The OEG Revolver bears interest at a rate equal to either, at OEG Borrower’s election, (i) the Alternate Base Rate plus 3.25% or (ii) Adjusted Term SOFR plus 4.25%, which shall be subject to reduction in the applicable margin based upon OEG’s First Lien Leverage Ratio (all as specifically more described in the OEG Credit Agreement). The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21, as more specifically described in the OEG Credit Agreement) and include customary financial covenants and restrictions. At March 31, 2024, $295.5 million was outstanding under the OEG Term Loan and $22.0 million was outstanding under the OEG Revolver.

Block 21 CMBS Loan. At the closing of the purchase of Block 21 in May 2022, a subsidiary of the Company assumed the $136 million, ten-year, non-recourse term loan secured by a mortgage on Block 21 (the “Block 21 CMBS Loan”). The Block 21 CMBS Loan has a fixed interest rate of 5.58% per annum, payable monthly, matures January 5, 2026, and payments are due monthly based on a 30-year amortization. At March 31, 2024, $131.2 million was outstanding under the Block 21 CMBS Loan.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at March 31, 2024 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2028 are $948.4 million. These estimated obligations are $163.1 million for the remainder of 2024, $216.8 million in 2025, $208.7 million in 2026, $200.4 million in 2027, and $159.3 million in 2028. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the interest we paid during 2023, 2022 and 2021.

Inflation

Inflation has had a more meaningful impact on our business during recent periods than in historical periods. However, favorable occupancy, ADR and outside-the-room spend in our Hospitality segment and business levels in our Entertainment segment in recent periods have reduced the impact of increased operating costs, including increased wages and food and beverage costs, on our financial position and results of operations.

Additionally, increased interest rates have driven higher interest expense on our higher debt levels. In an effort to mitigate the impact of increased interest rates, at March 31, 2024, 85% of our outstanding debt is fixed-rate debt, after considering the impact of interest rate swaps.

We continue to monitor inflationary pressures and may need to consider potential mitigation actions in future periods. A prolonged inflationary environment could adversely affect our operating costs, customer spending and bookings, and our financial results.

Supplemental Guarantor Financial Information

The Company’s $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes, $600 Million 4.50% Senior Notes and $400 Million 7.25% Senior Notes were each issued by the Operating Partnership and Finco (collectively, the “Issuers”), and are guaranteed on a senior unsecured basis by the Company (as the parent company), each of the Operating Partnership’s subsidiaries that own the Gaylord Hotels properties, excluding Gaylord Rockies, and certain other of the Company’s subsidiaries, each of which also guarantees the Credit Agreement, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The Guarantors are 100% owned by the Operating Partnership or the Company, and the guarantees are full and unconditional and joint and several. The guarantees rank equally in right of payment with each Guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such Guarantor. Not all of the Company’s subsidiaries have guaranteed these senior notes, and the guarantees are structurally subordinated to all indebtedness and other obligations of such subsidiaries that have not guaranteed these senior notes.

The following tables present summarized financial information for the Issuers and the Guarantors on a combined basis. The intercompany balances and transactions between these parties, as well as any investments in or equity in earnings from non-guarantor subsidiaries, have been eliminated (amounts in thousands).

March 31,
2024
Net receivables due from non-guarantor subsidiaries	$790,011
Other assets	2,462,774
Total assets	$3,252,785

Other liabilities	3,173,282
Total liabilities	$3,173,282
Total noncontrolling interest	$3,473

Three Months Ended
March 31, 2024
Revenues from non-guarantor subsidiaries	$120,881
Operating expenses (excluding expenses to non-guarantor subsidiaries)	36,813
Expenses to non-guarantor subsidiaries	20,456
Operating income	63,612
Interest income from non-guarantor subsidiaries	619
Net income	32,301
Net income available to common stockholders	32,596

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP. Certain of our accounting policies, including those related to impairment of long-lived and other assets, credit losses on financial assets, income taxes, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no newly identified critical accounting policies in the first three months of 2024, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative market risks since December 31, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

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

4.1

Indenture, dated as of March 28, 2024, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., as a guarantor, each of the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2024).

4.2	Form of 6.500% Senior Note due (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 28, 2024).

22*	List of Parent and Subsidiary Guarantors.

31.1*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Jennifer Hutcheson pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Mark Fioravanti and Jennifer Hutcheson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Equity (unaudited) for the three months ended March 31, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: May 2, 2024	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Executive Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer