Form 10-Q
period 2024-06-30
Ryman Hospitality Properties, Inc.
filed 2024-08-01
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2024
Common Stock, par value $.01	59,900,031 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30,	December 31,
	2024	2023
ASSETS:
Property and equipment, net	$4,045,466	$3,955,586
Cash and cash equivalents - unrestricted	498,371	591,833
Cash and cash equivalents - restricted	51,908	108,608
Notes receivable, net	61,892	61,760
Trade receivables, net	127,281	110,029
Deferred income tax assets, net	71,023	81,624
Prepaid expenses and other assets	163,786	154,810
Intangible assets, net	120,231	124,287
Total assets	$5,139,958	$5,188,537

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$3,373,383	$3,377,028
Accounts payable and accrued liabilities	406,245	464,720
Distributions payable	67,734	67,932
Deferred management rights proceeds	165,121	165,174
Operating lease liabilities	130,411	129,122
Other liabilities	68,140	66,658
Total liabilities	4,211,034	4,270,634
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	362,603	345,126
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 59,900 and 59,712 shares issued and outstanding, respectively	599	597
Additional paid-in capital	1,483,479	1,502,710
Treasury stock of 681 and 668 shares, at cost	(21,976)	(20,508)
Distributions in excess of retained earnings	(881,617)	(894,259)
Accumulated other comprehensive loss	(17,868)	(19,387)
Total stockholders' equity	562,617	569,153
Noncontrolling interest in Operating Partnership	3,704	3,624
Total equity	566,321	572,777
Total liabilities and equity	$5,139,958	$5,188,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Rooms	$199,497	$168,492	$373,130	$329,743
Food and beverage	259,386	197,908	494,469	413,712
Other hotel revenue	60,204	51,285	112,958	98,669
Entertainment	94,203	87,158	161,078	154,438
Total revenues	613,290	504,843	1,141,635	996,562

Operating expenses:
Rooms	45,062	40,272	89,163	82,331
Food and beverage	132,369	107,026	260,548	222,207
Other hotel expenses	117,769	104,590	236,582	207,649
Management fees, net	21,449	15,418	39,411	30,613
Total hotel operating expenses	316,649	267,306	625,704	542,800
Entertainment	59,560	57,088	112,147	108,522
Corporate	9,402	9,885	21,356	20,479
Preopening costs	1,055	67	2,491	257
Gain on sale of assets	—	—	(270)	—
Depreciation and amortization	58,553	48,257	115,755	96,614
Total operating expenses	445,219	382,603	877,183	768,672

Operating income	168,071	122,240	264,452	227,890
Interest expense	(56,577)	(49,179)	(117,020)	(91,707)
Interest income	7,064	5,318	14,586	7,865
Loss on extinguishment of debt	(1,797)	(2,252)	(2,319)	(2,252)
Income (loss) from unconsolidated joint ventures	183	(2,153)	215	(4,959)
Other gains and (losses), net	(4)	(287)	317	(523)
Income before income taxes	116,940	73,687	160,231	136,314
Provision for income taxes	(12,200)	(3,544)	(12,730)	(5,177)
Net income	104,740	70,143	147,501	131,137

Net income attributable to noncontrolling interest in consolidated joint venture	(3,270)	(3,134)	(2,691)	(2,371)
Net income attributable to noncontrolling interest in Operating Partnership	(665)	(466)	(949)	(903)
Net income available to common stockholders	$100,805	$66,543	$143,861	$127,863

Basic income per share available to common stockholders	$1.68	$1.18	$2.41	$2.29
Diluted income per share available to common stockholders	$1.65	$1.15	$2.31	$2.17

Comprehensive income, net of taxes	$104,851	$67,719	$149,020	$122,421
Comprehensive income, net of taxes, attributable to noncontrolling interest in consolidated joint venture	(3,315)	(3,712)	(3,022)	(2,727)
Comprehensive income, net of taxes, attributable to noncontrolling interest in Operating Partnership	(666)	(454)	(959)	(846)
Comprehensive income, net of taxes, available to common stockholders	$100,870	$63,553	$145,039	$118,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$147,501	$131,137
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision for deferred income taxes	10,664	3,431
Depreciation and amortization	115,755	96,614
Amortization of deferred financing costs	5,348	5,307
(Income) loss from unconsolidated joint ventures	(215)	4,959
Stock-based compensation expense	7,245	7,540
Changes in:
Trade receivables	(17,253)	26,369
Accounts payable and accrued liabilities	(75,006)	(66,046)
Other assets and liabilities	(2,245)	6,191
Net cash flows provided by operating activities	191,794	215,502

Cash Flows from Investing Activities:
Purchases of property and equipment	(184,936)	(78,173)
Collection of notes receivable	—	2,143
Purchase of JW Marriott Hill Country, net of cash acquired	—	(791,466)
Investment in Circle	—	(8,000)
Other investing activities, net	37	(10,004)
Net cash flows used in investing activities	(184,899)	(885,500)

Cash Flows from Financing Activities:
Borrowings under term loan B	18,861	500,000
Repayments under term loan B	(220,849)	(376,250)
Borrowings under OEG revolving credit facility	39,000	7,000
Repayments under OEG revolving credit facility	(27,000)	—
Borrowings under OEG term loan	299,250	—
Repayments under OEG term loan	(296,250)	(1,500)
Repayments under Block 21 CMBS loan	(1,432)	(1,373)
Repayments under Gaylord Rockies term loan	(800,000)	—
Issuance of senior notes	1,000,000	400,000
Deferred financing costs paid	(23,062)	(23,679)
Issuance of common stock, net	—	395,444
Payment of distributions	(133,430)	(55,746)
Payment of tax withholdings for share-based compensation	(12,106)	(4,180)
Other financing activities, net	(39)	(139)
Net cash flows provided by (used in) financing activities	(157,057)	839,577

Net change in cash, cash equivalents, and restricted cash	(150,162)	169,579
Cash, cash equivalents, and restricted cash, beginning of period	700,441	444,330
Cash, cash equivalents, and restricted cash, end of period	$550,279	$613,909

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$498,371	$508,344
Cash and cash equivalents - restricted	51,908	105,565
Cash, cash equivalents, and restricted cash, end of period	$550,279	$613,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2023	$597	$1,502,710	$(20,508)	$(894,259)	$(19,387)	$569,153	$3,624	$572,777	$345,126
Net income (loss)	—	—	—	43,056	—	43,056	284	43,340	(579)
Adjustment of noncontrolling interest to redemption value	—	(9,318)	—	—	—	(9,318)	—	(9,318)	9,318
Other comprehensive income, net of income taxes	—	—	—	—	1,408	1,408	—	1,408	—
Dividends and distributions declared ($1.10 per share)	—	161	—	(66,335)	—	(66,174)	(435)	(66,609)	—
Restricted stock units and stock options surrendered	2	(12,055)	—	—	—	(12,053)	—	(12,053)	—
Equity-based compensation expense	—	3,862	—	—	—	3,862	—	3,862	—
BALANCE, March 31, 2024	$599	$1,485,360	$(20,508)	$(917,538)	$(17,979)	$529,934	$3,473	$533,407	$353,865
Net income	—	—	—	100,805	—	100,805	665	101,470	3,270
Adjustment of noncontrolling interest to redemption value	—	(5,468)	—	—	—	(5,468)	—	(5,468)	5,468
Other comprehensive income, net of income taxes	—	—	—	—	111	111	—	111	—
Dividends and distributions declared ($1.10 per share)	—	163	(1,468)	(64,884)	—	(66,189)	(434)	(66,623)	—
Restricted stock units and stock options surrendered	—	41	—	—	—	41	—	41	—
Equity-based compensation expense	—	3,383	—	—	—	3,383	—	3,383	—
BALANCE, June 30, 2024	$599	$1,483,479	$(21,976)	$(881,617)	$(17,868)	$562,617	$3,704	$566,321	$362,603

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2022	$552	$1,102,733	$(18,467)	$(978,619)	$(10,923)	$95,276	$625	$95,901	$311,857
Net income (loss)	—	—	—	61,320	—	61,320	437	61,757	(763)
Adjustment of noncontrolling interest to redemption value	—	(8,659)	—	—	—	(8,659)	—	(8,659)	8,659
Other comprehensive loss, net of income taxes	—	—	—	—	(6,292)	(6,292)	—	(6,292)	—
Dividends and distributions declared ($0.75 per share)	—	106	—	(41,900)	—	(41,794)	(296)	(42,090)	—
Restricted stock units and stock options surrendered	1	(4,080)	—	—	—	(4,079)	—	(4,079)	—
Equity-based compensation expense	—	3,739	—	—	—	3,739	—	3,739	—
BALANCE, March 31, 2023	$553	$1,093,839	$(18,467)	$(959,199)	$(17,215)	$99,511	$766	$100,277	$319,753
Net income	—	—	—	66,543	—	66,543	466	67,009	3,134
Adjustment of noncontrolling interest to redemption value	—	(4,762)	—	—	—	(4,762)	—	(4,762)	4,762
Other comprehensive loss, net of income taxes	—	—	—	—	(2,424)	(2,424)	—	(2,424)	—
Issuance of common stock, net	44	395,400	—	—	—	395,444	—	395,444	—
Dividends and distributions declared ($1.00 per share)	—	154	—	(60,285)	—	(60,131)	(395)	(60,526)	—
Restricted stock units and stock options surrendered	—	(103)	—	—	—	(103)	—	(103)	—
Equity-based compensation expense	—	3,801	—	—	—	3,801	—	3,801	—
BALANCE, June 30, 2023	$597	$1,488,329	$(18,467)	$(952,941)	$(19,639)	$497,879	$837	$498,716	$327,649

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

The Company also owns a controlling 70% equity interest in OEG Attractions Holdings, LLC, a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which the Company reports as its Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a Luke Combs-themed bar, music venue and event space currently under construction; and Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”).

The Company consolidates the assets, liabilities and results of operations of OEG in the accompanying condensed consolidated financial statements. The portion of OEG that the Company does not own is recorded as noncontrolling interest in consolidated joint venture, which is classified as mezzanine equity in the accompanying condensed consolidated balance sheets, and any adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statements of equity and noncontrolling interest. See Note 3, “Income Per Share,” for further disclosure.

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

2. REVENUES:

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Hotel group rooms	$145,869	$120,334	$277,270	$240,847
Hotel transient rooms	53,628	48,158	95,860	88,896
Hotel food and beverage - banquets	190,201	138,662	365,651	299,161
Hotel food and beverage - outlets	69,185	59,246	128,818	114,551
Hotel other	60,204	51,285	112,958	98,669
Entertainment admissions/ticketing	34,356	34,103	56,922	56,259
Entertainment food and beverage	34,587	28,641	59,857	52,707
Entertainment retail and other	25,260	24,414	44,299	45,472
Total revenues	$613,290	$504,843	$1,141,635	$996,562

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Gaylord Opryland	$130,352	$110,475	$234,187	$222,281
Gaylord Palms	68,799	73,829	154,262	158,375
Gaylord Texan	83,897	81,479	168,799	167,877
Gaylord National	88,369	77,014	156,643	149,786
Gaylord Rockies	76,836	67,127	140,658	131,174
JW Marriott Hill Country	62,850	—	112,791	—
AC Hotel	4,107	3,401	6,929	5,612
Inn at Opryland and other	3,877	4,360	6,288	7,019
Total Hospitality segment revenues	$519,087	$417,685	$980,557	$842,124

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee; Austin, Texas; and Las Vegas, Nevada.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms and advanced ticketing at its OEG venues. At June 30, 2024 and December 31, 2023, the Company had $152.5 million and $159.8 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2023, approximately $104.7 million was recognized in revenue during the six months ended June 30, 2024.

3. INCOME PER SHARE:

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income available to common stockholders	$100,805	$66,543	$143,861	$127,863
Net income attributable to noncontrolling interest in consolidated joint venture	3,270	3,134	2,691	2,371
Net income available to common stockholders - if-converted method	$104,075	$69,677	$146,552	$130,234

Denominator:
Weighted average shares outstanding - basic	59,895	56,329	59,817	55,759
Effect of dilutive stock-based compensation	206	232	314	256
Effect of dilutive put rights	3,122	3,928	3,315	3,958
Weighted average shares outstanding - diluted	63,223	60,489	63,446	59,973

Basic income per share available to common stockholders	$1.68	$1.18	$2.41	$2.29
Diluted income per share available to common stockholders	$1.65	$1.15	$2.31	$2.17

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

The operating partnership units (“OP Units”) held by the noncontrolling interest holders in RHP Hotel Properties, LP (the “Operating Partnership”) have been excluded from the denominator of the diluted income per share calculation for the three and six months ended June 30, 2024 and 2023 as there would be no effect on the calculation of diluted income per share because the income or loss attributable to the OP Units held by the noncontrolling interest holders would also be added or subtracted to derive net income available to common stockholders.

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

Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2024 and 2023 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2023	$(15,187)	$(2,878)	$(1,322)	$(19,387)
Gains arising during period	—	—	2,326	2,326
Amounts reclassified from accumulated other comprehensive loss	(227)	106	(749)	(870)
Income tax benefit	63	—	—	63
Net other comprehensive income (loss)	(164)	106	1,577	1,519
Balance, June 30, 2024	$(15,351)	$(2,772)	$255	$(17,868)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2022	$(18,021)	$(3,087)	$10,185	$(10,923)
Gains arising during period	—	—	1,467	1,467
Amounts reclassified from accumulated other comprehensive loss	(131)	104	(10,156)	(10,183)
Net other comprehensive income (loss)	(131)	104	(8,689)	(8,716)
Balance, June 30, 2023	$(18,152)	$(2,983)	$1,496	$(19,639)

5. PROPERTY AND EQUIPMENT:

Property and equipment at June 30, 2024 and December 31, 2023 is recorded at cost, with the exception of right-of-use finance lease assets and the initial value assigned to assets acquired in an acquisition, and summarized as follows (in thousands):

	June 30,	December 31,
	2024	2023
Land and land improvements	$608,018	$605,500
Buildings	4,446,190	4,396,302
Furniture, fixtures and equipment	1,213,285	1,138,769
Right-of-use finance lease assets	1,097	1,793
Construction-in-progress	195,710	122,923
	6,464,300	6,265,287
Accumulated depreciation and amortization	(2,418,834)	(2,309,701)
Property and equipment, net	$4,045,466	$3,955,586

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $61.9 million and $61.8 million at June 30, 2024 and December 31, 2023, respectively, net of credit loss reserve of $38.0 million at each of June 30, 2024 and December 31, 2023. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

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

During the three months ended June 30, 2024 and 2023, the Company recorded interest income of $1.2 million and $1.3 million, respectively, on these bonds. During the six months ended June 30, 2024 and 2023, the Company recorded interest income of $2.4 million and $2.5 million, respectively, on these bonds. The Company received payments of $2.4 million and $4.7 million during the six months ended June 30, 2024 and 2023, respectively, relating to these bonds. Before consideration of the credit loss reserve, accrued interest receivable included as a component of the carrying value of notes receivable is $41.1 million and $41.0 million at June 30, 2024 and December 31, 2023, respectively.

7. DEBT:

The Company’s debt and finance lease obligations at June 30, 2024 and December 31, 2023 consisted of (in thousands):

	June 30,	December 31,
	2024	2023
$700M Revolving Credit Facility, interest at SOFR plus 1.50%, maturing May 18, 2027	$—	$—
Term Loan B, interest at SOFR plus 2.25%, maturing May 18, 2030	294,263	496,250
Senior Notes, interest at 7.25%, maturing July 15, 2028	400,000	400,000
Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	600,000
Senior Notes, interest at 4.75%, maturing October 15, 2027	700,000	700,000
Senior Notes, interest at 6.50%, maturing April 1, 2032	1,000,000	—
Gaylord Rockies Term Loan, interest at SOFR plus 2.50%, original maturity July 2, 2024	—	800,000
OEG Term Loan, interest at SOFR plus 3.50%, maturing June 28, 2031	300,000	296,250
$80M OEG Revolver, interest at SOFR plus 3.50%, maturing June 28, 2029	17,000	5,000
Block 21 CMBS Loan, interest at 5.58%, maturing January 5, 2026	130,439	131,871
Finance lease obligations	95	138
Unamortized deferred financing costs	(55,141)	(38,309)
Unamortized discounts and premiums, net	(13,273)	(14,172)
Total debt	$3,373,383	$3,377,028

Amounts due within one year of the balance sheet date consist of the amortization payments for the term loan B of 1.0% of the refinanced $295.0 million principal balance, amortization payments for the $300 million OEG term loan of 1.0% of the refinanced principal balance, and amortization of the Block 21 CMBS Loan based on a 30-year amortization.

At June 30, 2024, there were no defaults under the covenants related to the Company’s outstanding debt.

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

The net proceeds from the issuance of the $1 Billion 6.50% Senior Notes totaled approximately $983 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used a portion of these net proceeds to prepay the indebtedness outstanding under its previous $800.0 million Gaylord Rockies term loan and used the remaining proceeds, together with cash on hand, to pay down $200.0 million under its existing senior secured term loan B (the “Term Loan B”).

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

Term Loan B

Prior to the effectiveness of the Incremental Agreement (as hereinafter defined), the applicable interest rate margins for borrowings under the Term Loan B were, at our option, either (i) Term SOFR plus 2.75%, (ii) Daily Simple SOFR plus 2.75% or (iii) a base rate as set forth in the Credit Agreement plus 1.75%.

On April 12, 2024, the Company entered into an Incremental Tranche B Term Loan Agreement (the “Incremental Agreement”), which supplements the Company’s credit agreement and includes the addition of certain new lenders and the removal of certain other lenders. The Incremental Agreement reduces the applicable interest rate margins for the loans advanced under the refinanced Term Loan B. The applicable interest rate margins for the refinanced Term Loan B under the Incremental Agreement are (i) 2.25% for SOFR Loans (as defined in the Company’s credit agreement) and (ii) 1.25% for base rate loans. The Incremental Agreement did not change the maturity dates under the Company’s credit agreement or result in any increase in principal indebtedness. In addition, the Incremental Agreement confirms that the annual amortization under the Term Loan B is 1% of the refinanced $295.0 million outstanding principal amount, with the balance due at maturity.

OEG Credit Agreement

On June 28, 2024, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a certain First Amendment, which amends the Credit Agreement dated as of June 16, 2022 among OEG Borrower, as borrower, OEG Finance, certain subsidiaries of OEG

Borrower from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Original OEG Credit Agreement”). As amended, the credit facility (the “Amended OEG Credit Agreement”) includes certain amended terms including lower interest rates, extended maturities and modifications to various covenants.

The Amended OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $80.0 million (the “OEG Revolver”). The OEG Term Loan refinances and replaces the former term loan in the outstanding principal amount of $294.8 million as of June 28, 2024 and the OEG Revolver refinances and replaces the senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million, of which $17.0 million was outstanding as of June 30, 2024.

The OEG Term Loan and the OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21-related subsidiaries, as more specifically described in the Amended OEG Credit Agreement). The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the Amended OEG Credit Agreement: (a) the Alternate Base Rate plus 2.500% or (b) Adjusted Term SOFR plus 3.50% (all as more specifically described in the Amended OEG Credit Agreement). Borrowings under the OEG Revolver bear interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the Amended OEG Credit Agreement: (a) the Alternate Base Rate plus the Applicable Rate (as defined in the Amended OEG Credit Agreement) or (b) Adjusted Term SOFR plus the Applicable Rate. Under the Amended OEG Credit Agreement, (i) the Applicable Rate for Alternative Base Rate loans will be between 2.75% and 2.25% and (ii) the Applicable Rate for Adjusted Term SOFR loans will be between 3.75% and 3.25%, in each of (i) and (ii) based upon the First Lien Leverage Ratio of OEG Finance and its consolidated subsidiaries (as more specifically described in the Amended OEG Credit Agreement). The Applicable Rate for borrowings as of June 30, 2024 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans.

The OEG Term Loan matures on June 28, 2031 and the OEG Revolver matures on June 28, 2029. OEG Borrower used the proceeds of the OEG Term Loan, net of transaction expenses, to refinance the original term loan under the Original OEG Credit Agreement.

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

In March 2024, as discussed above, the Company paid off the Gaylord Rockies Loan and subsequently terminated the associated interest rate swap. The Company received approximately $0.2 million from the counterparty to the swap, which has been recorded as a reduction in interest expense for the six months ended June 30, 2024.

The estimated fair value of the Company’s derivative financial instruments at June 30, 2024 and December 31, 2023 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	June 30,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2024	2023
Gaylord Rockies Term Loan	Interest Rate Swap	5.2105%	Daily SOFR	July 2, 2024	800,000	-	(474)
OEG Term Loan	Interest Rate Swap	4.5330%	3-month SOFR	December 18, 2025	100,000	255	(848)
						$255	$(1,322)

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

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI			Reclassified from Accumulated
	on Derivatives		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	June 30,		Accumulated OCI	June 30,
	2024	2023	into Income (Expense)	2024	2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$351	$2,477	Interest expense	$202	$4,888
Total derivatives	$351	$2,477		$202	$4,888

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from Accumulated
	Derivatives		Location of Gain (Loss)	OCI into Income (Expense)
	Six Months Ended		Reclassified from	Six Months Ended
	June 30,		Accumulated OCI	June 30,
	2024	2023	into Income (Expense)	2024	2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$2,326	$1,467	Interest expense	$749	$10,156
Total derivatives	$2,326	$1,467		$749	$10,156

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended June 30, 2024 and 2023 was $56.6 million and $49.2 million, respectively, and for the six months ended June 30, 2024 and 2023 was $117.0 million and $91.7 million, respectively.

As of June 30, 2024, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. The Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

9. LEASES:

The Company is a lessee of a 65.3-acre site in Osceola County, Florida on which Gaylord Palms is located; building or land leases for Ole Red Gatlinburg, Ole Red Orlando, Ole Red Tishomingo, Ole Red Nashville International Airport and Ole Red Las Vegas; and various warehouse, general office and other equipment leases. The Gaylord Palms land lease has a term through 2074, which may be extended through January 2101, at the Company’s discretion. The leases for Ole Red locations range from five to ten years, with renewal options ranging from five to fifty-five years, at the Company’s discretion, with the exception of Ole Red Nashville International Airport, which has no extension option. Extension options were not considered reasonably assured to be exercised as of the date of the agreement and, as a result, are not included in the Company’s calculation of its right-of-use assets and lease liabilities.

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

The Company’s lease costs for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$4,901	$4,431	$9,567	$9,088
Finance lease cost:
Amortization of right-of-use assets	47	30	95	61
Interest on lease liabilities	—	6	1	12
Net lease cost	$4,948	$4,467	$9,663	$9,161

Future minimum lease payments under non-cancelable leases at June 30, 2024 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$9,943	$60
Year 2	9,755	35
Year 3	9,778	2
Year 4	9,710	—
Year 5	9,021	—
Years thereafter	551,601	—
Total future minimum lease payments	599,808	97
Less amount representing interest	(469,397)	(2)
Total present value of minimum payments	$130,411	$95

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	42.6	years
Finance leases	1.7	years
Weighted-average discount rate:
Operating leases	7.0%
Finance leases	2.3%

10. STOCK PLANS:

On May 9, 2024, the Company’s stockholders approved the Company’s 2024 Omnibus Incentive Plan (the “2024 Plan”). The 2024 Plan replaces the Company’s previous 2016 Omnibus Incentive Plan (the “2016 Plan”) and no new awards will be made under the 2016 Plan; however, awards granted under the 2016 Plan will continue to be governed by the 2016 Plan. At June 30, 2024, there were approximately 1.9 million shares of common stock available for issuance pursuant to future grants of awards under the 2024 Plan.

During the six months ended June 30, 2024, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $120.59 per unit. There were 0.4 million and 0.6 million restricted stock units outstanding at June 30, 2024 and December 31, 2023.

Compensation expense for the Company’s stock-based compensation plans was $3.4 million and $3.8 million for the three months ended June 30, 2024 and 2023, respectively, and $7.2 million and $7.5 million for the six months ended June 30, 2024 and 2023, respectively.

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

For the three months ended June 30, 2024 and 2023, the Company recorded an income tax provision of $12.2 million and $3.5 million, respectively, related to its TRSs. For the six months ended June 30, 2024 and 2023, the Company recorded an income tax provision of $12.7 million and $5.2 million, respectively, related to its TRSs.

At June 30, 2024 and December 31, 2023, the Company had no unrecognized tax benefits.

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

On May 10, 2024, the Company’s board of directors declared the Company’s second quarter 2024 cash dividend in the amount of $1.10 per share of common stock, or an aggregate of approximately $66.3 million in cash, which was paid on July 15, 2024 to stockholders of record as of the close of business on June 28, 2024. Any future dividend is subject to the Company’s board of directors’ determination as to the amount of distributions and the timing thereof.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At June 30, 2024, 0.4 million outstanding OP Units, or 0.7% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheets. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, were as follows (in thousands):

		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$35,618	$35,618	$—	$—
Variable to fixed interest rate swaps	255	—	255	—
Total assets measured at fair value	$35,873	$35,618	$255	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$33,073	$33,073	$—	$—
Total assets measured at fair value	$33,073	$33,073	$—	$—

Variable to fixed interest rate swaps	$1,322	$—	$1,322	$—
Total liabilities measured at fair value	$1,322	$—	$1,322	$—

The remainder of the assets and liabilities held by the Company at June 30, 2024 are not required to be recorded at fair value, and financial assets and liabilities approximate fair value, except as described below.

The Company has outstanding $400.0 million in aggregate principal amount of $400 million 7.25% senior notes. The carrying value of these notes at June 30, 2024 was $394.4 million, net of unamortized deferred financing costs (“DFCs”). The fair value of these notes, based upon quoted market prices (Level 1), was $414.0 million at June 30, 2024.

The Company has outstanding $600.0 million in aggregate principal amount of $600 million 4.50% senior notes. The carrying value of these notes at June 30, 2024 was $593.6 million, net of unamortized DFCs. The fair value of these notes, based upon quoted market prices (Level 1), was $562.6 million at June 30, 2024.

The Company has outstanding $700.0 million in aggregate principal amount of $700 million 4.75% senior notes. The carrying value of these notes at June 30, 2024 was $695.5 million, net of unamortized DFCs and premiums. The fair value of these notes, based upon quoted market prices (Level 1), was $675.0 million at June 30, 2024.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Hospitality	$519,087	$417,685	$980,557	$842,124
Entertainment	94,203	87,158	161,078	154,438
Corporate and Other	—	—	—	—
Total	$613,290	$504,843	$1,141,635	$996,562

Depreciation and amortization:
Hospitality	$50,553	$42,646	$100,783	$85,521
Entertainment	7,766	5,402	14,506	10,667
Corporate and Other	234	209	466	426
Total	$58,553	$48,257	$115,755	$96,614

Operating income (loss):
Hospitality	$151,885	$107,733	$254,070	$213,803
Entertainment	26,877	24,668	34,425	35,249
Corporate and Other	(9,636)	(10,094)	(21,822)	(20,905)
Preopening costs	(1,055)	(67)	(2,491)	(257)
Gain on sale of assets	—	—	270	—
Total operating income	168,071	122,240	264,452	227,890

Interest expense	(56,577)	(49,179)	(117,020)	(91,707)
Interest income	7,064	5,318	14,586	7,865
Loss on extinguishment of debt	(1,797)	(2,252)	(2,319)	(2,252)
Income (loss) from unconsolidated joint ventures	183	(2,153)	215	(4,959)
Other gains and (losses), net	(4)	(287)	317	(523)
Income before income taxes	$116,940	$73,687	$160,231	$136,314

	June 30,	December 31,
	2024	2023
Total assets:
Hospitality	$3,915,838	$4,039,804
Entertainment	645,385	610,663
Corporate and Other	578,735	538,070
Total assets	$5,139,958	$5,188,537

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These may also include statements regarding (i) the future performance of our business, anticipated business levels and our anticipated financial results during future periods, and other business or operational issues; (ii) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) our dividend policy, including the frequency and amount of any dividend we may pay; (v) our strategic goals and potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our ability to borrow available funds under our credit facility; (x) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xi) the effects of inflation and increased costs on our business and on our customers, including group customers at our hotels; and (xii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

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

Significant 2024 Activities

Significant activities we have undertaken in 2024 include (as well as where you can find more information in the accompanying condensed consolidated financial statements):

●	Issued $1 billion in 6.50% senior notes due 2032 – Note 7, “Debt”
●	Repaid previously outstanding $800 million Gaylord Rockies term loan – Note 7, “Debt”

●	Repaid $200.0 million under our term loan B and reduced the applicable interest rate margins – Note 7, “Debt”
●	Refinanced our existing OEG credit facility, including reducing the applicable interest rate margins under each of the $65 million OEG revolver and $300 million OEG term loan B, as well as upsizing the OEG revolver to $80 million of potential capacity – Note 7, “Debt”

●	Continued investment in our existing properties through approximately $184.9 million in capital expenditures – “Liquidity and Capital Resources”
●	Declared approximately $132.6 million in cash dividends – Note 13, “Equity”

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

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in six Ole Red locations, purchased Block 21, and in April 2023 announced a partnership with Luke Combs for Category 10, an entertainment venue concept expected to open in the fourth quarter of 2024. Further, in 2022, we completed a strategic transaction to sell a minority interest in OEG to an affiliate of Atairos Group, Inc. and its strategic partner NBCUniversal Media, LLC, who we believe will be able to help us expand the distribution of our OEG brands.

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

Our Operations

Our operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, JW Marriott Hill Country (effective June 30, 2023), the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three and six months ended June 30, 2024 and 2023, our total revenues were divided among these business segments as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2024	2023	2024	2023
Hospitality	85%	83%	86%	85%
Entertainment	15%	17%	14%	15%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three and six months ended June 30, 2024 and 2023. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended June 30,				Six Months Ended June 30,
	2024	%	2023	%	2024	%	2023	%
REVENUES:
Rooms	$199,497	32.5%	$168,492	33.4%	$373,130	32.7%	$329,743	33.1%
Food and beverage	259,386	42.3%	197,908	39.2%	494,469	43.3%	413,712	41.5%
Other hotel revenue	60,204	9.8%	51,285	10.2%	112,958	9.9%	98,669	9.9%
Entertainment	94,203	15.4%	87,158	17.3%	161,078	14.1%	154,438	15.5%
Total revenues	613,290	100.0%	504,843	100.0%	1,141,635	100.0%	996,562	100.0%
OPERATING EXPENSES:
Rooms	45,062	7.3%	40,272	8.0%	89,163	7.8%	82,331	8.3%
Food and beverage	132,369	21.6%	107,026	21.2%	260,548	22.8%	222,207	22.3%
Other hotel expenses	117,769	19.2%	104,590	20.7%	236,582	20.7%	207,649	20.8%
Hotel management fees, net	21,449	3.5%	15,418	3.1%	39,411	3.5%	30,613	3.1%
Entertainment	59,560	9.7%	57,088	11.3%	112,147	9.8%	108,522	10.9%
Corporate	9,402	1.5%	9,885	2.0%	21,356	1.9%	20,479	2.1%
Preopening costs	1,055	0.2%	67	0.0%	2,491	0.2%	257	0.0%
Gain on sale of assets	—	—%	—	—%	(270)	(0.0)%	—	—%
Depreciation and amortization:
Hospitality	50,553	8.2%	42,646	8.4%	100,783	8.8%	85,521	8.6%
Entertainment	7,766	1.3%	5,402	1.1%	14,506	1.3%	10,667	1.1%
Corporate and Other	234	0.0%	209	0.0%	466	0.0%	426	0.0%
Total depreciation and amortization	58,553	9.5%	48,257	9.6%	115,755	10.1%	96,614	9.7%
Total operating expenses	445,219	72.6%	382,603	75.8%	877,183	76.8%	768,672	77.1%
OPERATING INCOME (LOSS):
Hospitality	151,885	29.3%	107,733	25.8%	254,070	25.9%	213,803	25.4%
Entertainment	26,877	28.5%	24,668	28.3%	34,425	21.4%	35,249	22.8%
Corporate and Other	(9,636)	(A)	(10,094)	(A)	(21,822)	(A)	(20,905)	(A)
Preopening costs	(1,055)	(0.2)%	(67)	(0.0)%	(2,491)	(0.2)%	(257)	(0.0)%
Gain on sale of assets	—	—%	—	—%	270	0.0%	—	—%
Total operating income	168,071	27.4%	122,240	24.2%	264,452	23.2%	227,890	22.9%
Interest expense	(56,577)	(A)	(49,179)	(A)	(117,020)	(A)	(91,707)	(A)
Interest income	7,064	(A)	5,318	(A)	14,586	(A)	7,865	(A)
Loss on extinguishment of debt	(1,797)	(A)	(2,252)	(A)	(2,319)	(A)	(2,252)	(A)
Income (loss) from unconsolidated joint ventures	183	(A)	(2,153)	(A)	215	(A)	(4,959)	(A)
Other gains and (losses), net	(4)	(A)	(287)	(A)	317	(A)	(523)	(A)
Provision for income taxes	(12,200)	(A)	(3,544)	(A)	(12,730)	(A)	(5,177)	(A)
Net income	104,740	(A)	70,143	(A)	147,501	(A)	131,137	(A)
Net income attributable to noncontrolling interest in consolidated joint venture	(3,270)	(A)	(3,134)	(A)	(2,691)	(A)	(2,371)	(A)
Net income attributable to noncontrolling interest in the Operating Partnership	(665)	(A)	(466)	(A)	(949)	(A)	(903)	(A)
Net income available to common stockholders	$100,805	(A)	$66,543	(A)	$143,861	(A)	$127,863	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages and per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2024	2023	Change	2024	2023	Change
Total revenues	$613,290	$504,843	21.5%	$1,141,635	$996,562	14.6%
Total operating expenses	445,219	382,603	16.4%	877,183	768,672	14.1%
Operating income	168,071	122,240	37.5%	264,452	227,890	16.0%
Net income	104,740	70,143	49.3%	147,501	131,137	12.5%
Net income available to common stockholders	100,805	66,543	51.5%	143,861	127,863	12.5%
Net income available to common stockholders per share - diluted	1.65	1.15	43.5%	2.31	2.17	6.5%

Total Revenues

The increase in our total revenues for the three months ended June 30, 2024, as compared to the same period in 2023, is attributable to increases in our Hospitality segment and Entertainment segment of $101.4 million and $7.0 million, respectively, as presented in the tables below. The increase in our total revenues for the six months ended June 30, 2024, as compared to the same period in 2023, is attributable to increases in our Hospitality segment and Entertainment segment of $138.4 million and $6.6 million, respectively, as presented in the tables below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended June 30, 2024, as compared to the same period in 2023, is primarily the result of an increase in our Hospitality segment of $49.3 million and an increase in depreciation expense of $10.3 million, as presented in the tables below. The increase in our total operating expenses for the six months ended June 30, 2024, as compared to the same period in 2023, is primarily the result of an increase in our Hospitality segment of $82.9 million and an increase in depreciation expense of $19.1 million, as presented in the tables below.

Net Income

Our $34.6 million increase in net income for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to the changes in our revenues and operating expenses reflected above, and each of the following factors, each as described more fully below.

●	An $8.7 million increase in provision for income taxes for the 2024 period, as compared to the 2023 period.
●	A $5.7 million increase in interest expense, net in the 2024 period, as compared to the 2023 period.
●	A $2.3 million decrease in loss from unconsolidated joint ventures in the 2024 period, as compared to the 2023 period.

Our $16.4 million increase in net income for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to the changes in our revenues and operating expenses reflected above, and each of the following factors, each as described more fully below.

●	An $18.6 million increase in interest expense, net in the 2024 period, as compared to the 2023 period.

●	A $7.6 million increase in provision for income taxes for the 2024 period, as compared to the 2023 period.
●	A $5.2 million decrease in loss from unconsolidated joint ventures in the 2024 period, as compared to the 2023 period.

Factors and Trends Contributing to Performance and Current Environment

Important factors and trends contributing to our performance during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, were:

●	The addition of JW Marriott Hill Country, including $62.9 million in revenues; the property averaged $256.23 in RevPAR and $689.28 in Total RevPAR.
●	An increase in same-store (Hospitality segment excluding JW Marriott Hill Country) group rooms traveled in the 2024 period of 4.5%, as compared to the 2023 period, as the Easter holiday shift from April in the previous year to March in the current year positively impacted group business in the 2024 period.
●	An increase in same-store ADR of 3.8% in the 2024 period, as compared to the 2023 period, reflective of our continued pricing strategy.
●	A same-store increase of 12.7% in outside-the-room spending at our hotels in the 2024 period, as compared to the 2023 period, primarily as a result of increased banquet and technology spending by groups.
●	Same-store in-the-year-for-the-year cancelled room nights at our hotels decreased 35.8% in the 2024 period, as compared to the 2023 period.
●	A same-store decrease in transient room nights traveled in the 2024 period of 12.0%, as compared to the 2023 period, as the Nashville and Orlando markets continue to experience softness in transient demand. In addition, the ongoing rooms renovation at Gaylord Palms also impacted demand in the 2024 period.
●	An increase in Entertainment revenue in the 2024 period, as compared to the 2023 period, related to Ole Red Las Vegas, which opened in January 2024, partially offset by a decrease related to the closure of the Wildhorse Saloon as it is being rebranded as Category 10 and a decrease at the W Austin Hotel primarily as a result of the disruption caused by the ongoing construction enhancements at the property.

Important factors and trends contributing to our performance during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, were:

●	The addition of JW Marriott Hill Country, including $112.8 million in revenues; the property averaged $227.31 in RevPAR and $618.50 in Total RevPAR.
●	An increase in same-store ADR of 3.5% in the 2024 period, as compared to the 2023 period, reflective of our continued pricing strategy.
●	A same-store increase of 4.8% in outside-the-room spending at our hotels in the 2024 period, as compared to the 2023 period, primarily as a result of increased banquet and technology spending by groups.
●	Same-store in-the-year-for-the-year cancelled room nights at our hotels decreased 51.5% in the 2024 period, as compared to the 2023 period.
●	A same-store decrease in transient room nights traveled in the 2024 period of 12.2%, as compared to the 2023 period, as the Nashville and Orlando markets continue to experience softness in transient demand. In addition, the ongoing rooms renovation at Gaylord Palms also impacted demand in the 2024 period.
●	An increase in Entertainment revenue in the 2024 period, as compared to the 2023 period, related to Ole Red Las Vegas, which opened in January 2024, partially offset by a decrease related to the closure of the Wildhorse

Saloon as it is being rebranded as Category 10 and a decrease at the W Austin Hotel primarily as a result of the disruption caused by the ongoing construction enhancements at the property.

Other important factors and trends for the three and six months ended, and as of, June 30, 2024 include:

●	A same-store increase of 32.5% and 6.8%, respectively, in net definite group room nights booked at our hotels in the 2024 periods, as compared to the 2023 periods.
●	On a same-store basis, group room nights on the books for all future years at our hotels at June 30, 2024 are 5.3% ahead of those on the books at the same point in 2023. In addition, the ADR on those group nights on the books at June 30, 2024 is 6.5% higher than the same point in 2023.
●	Total operating expenses for the 2024 periods were reduced by a $9.1 million refund of Tennessee franchise tax for prior years caused by a change in tax law, comprised of $5.6 million, $3.4 million and $0.1 million in our Hospitality segment, Entertainment segment and Corporate and Other segment, respectively.
●	Our strong revenues in recent periods have partially mitigated increasing costs in the current inflationary environment, which include increased interest rates, which drove higher interest expense on our higher debt levels, as well as increased insurance, utilities and other costs. The current inflationary environment is expected to continue in at least the near future.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2024	2023	Change		2024	2023	Change
Revenues:
Rooms	$199,497	$168,492	18.4%		$373,130	$329,743	13.2%
Food and beverage	259,386	197,908	31.1%		494,469	413,712	19.5%
Other hotel revenue	60,204	51,285	17.4%		112,958	98,669	14.5%
Total hospitality revenue	519,087	417,685	24.3%		980,557	842,124	16.4%
Hospitality operating expenses:
Rooms	45,062	40,272	11.9%		89,163	82,331	8.3%
Food and beverage	132,369	107,026	23.7%		260,548	222,207	17.3%
Other hotel expenses	117,769	104,590	12.6%		236,582	207,649	13.9%
Management fees, net	21,449	15,418	39.1%		39,411	30,613	28.7%
Depreciation and amortization	50,553	42,646	18.5%		100,783	85,521	17.8%
Total Hospitality operating expenses	367,202	309,952	18.5%		726,487	628,321	15.6%
Hospitality operating income	$151,885	$107,733	41.0%		$254,070	$213,803	18.8%
Hospitality performance metrics
Occupancy	73.7%	72.7%	1.0	pts	70.2%	72.5%	(2.3)	pts
ADR	$260.76	$244.77	6.5%		$255.87	$241.38	6.0%
RevPAR (1)	$192.12	$177.83	8.0%		$179.64	$174.97	2.7%
Total RevPAR (2)	$499.90	$440.12	13.6%		$472.09	$446.49	5.7%
Net Definite Group Room Nights Booked	648,434	450,269	44.0%		838,017	700,587	19.6%
Same-store Hospitality performance metrics (3):
Occupancy	73.2%	72.7%	0.5	pts	70.1%	72.5%	(2.4)	pts
ADR	$254.16	$244.77	3.8%		$249.71	$241.38	3.5%
RevPAR (1)	$185.95	$177.83	4.6%		$175.06	$174.97	0.1%
Total RevPAR (2)	$481.67	$440.12	9.4%		$458.00	$446.49	2.6%
Net Definite Group Room Nights Booked	596,661	450,269	32.5%		748,337	700,587	6.8%
(1)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(2)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(3)	Same-store Hospitality segment metrics do not include JW Marriott Hill Country, which we purchased on June 30, 2023.

The increase in total Hospitality segment revenue in the three months ended June 30, 2024, as compared to the same period in 2023, is primarily due to the addition of $62.9 million in revenue from JW Marriott Hill Country, which we purchased on June 30, 2023, as well as increases of $19.9 million, $11.4 million and $9.7 million at Gaylord Opryland, Gaylord National and Gaylord Rockies, respectively, partially offset by a decrease of $5.0 million at Gaylord Palms, as presented in the tables below.

The increase in total Hospitality segment revenue in the six months ended June 30, 2024, as compared to the same period in 2023, is primarily due to the addition of $112.8 million in revenue from JW Marriott Hill Country, which we purchased on June 30, 2023, as well as increases of $11.9 million, $9.5 million and $6.9 million at Gaylord Opryland, Gaylord Rockies and Gaylord National, respectively, partially offset by a decrease of $4.1 million at Gaylord Palms, as presented in the tables below.

Total Hospitality segment revenues in the three and six months ended June 30, 2024 include $9.8 million and $18.3 million, respectively, in attrition and cancellation fee revenue, a decrease of $0.5 million and $1.8 million, respectively, in attrition and cancellation fees from the 2023 periods.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Group	79%	77%	79%	78%
Transient	21%	23%	21%	22%

Rooms expenses increased in the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to JW Marriott Hill Country, as presented in the tables below.

The increase in food and beverage expenses in the three and six months ended June 30, 2024, as compared to the same periods in 2023, is primarily due to JW Marriott Hill Country, as presented in the tables below. The increase in the three-month 2024 period also includes increases at Gaylord Opryland, Gaylord Rockies and Gaylord National, and the increase in the six-month 2024 period also includes increases at Gaylord Opryland, Gaylord Rockies and Gaylord Palms due to increased variable expenses associated with the increase in volume.

Other hotel expenses for the three and six months ended June 30, 2024 and 2023 consist of the following (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2024	2023	Change	2024	2023	Change
Administrative employment costs	$47,750	$38,918	22.7%	$95,120	$78,676	20.9%
Utilities	11,546	9,307	24.1%	22,473	18,667	20.4%
Property taxes	11,580	8,954	29.3%	22,364	18,043	23.9%
Other	46,893	47,411	(1.1)%	96,625	92,263	4.7%
Total other hotel expenses	$117,769	$104,590	12.6%	$236,582	$207,649	13.9%

Each of the other hotel expense categories above increased in the three and six months ended June 30, 2024, as compared to the same periods in 2023, due to the addition of JW Marriott Hill Country. Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. The increase in property taxes during the six months ended June 30, 2024, as compared to the 2023 period, was partially offset by a decrease at Gaylord National due to a settlement of an appeal from prior tax years. The increase in other expenses, which include supplies, advertising, maintenance costs and consulting costs, during the three and six months ended June 30, 2024, as compared to the same periods in 2023, was partially offset by a decrease at Gaylord Opryland due to a refund of Tennessee franchise tax for prior years caused by a change in tax law.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for our Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies is approximately 3% of gross revenues, and JW Marriott Hill Country is approximately 3.5% of gross revenues. Additionally, we pay Marriott an incentive management fee based on the profitability of our hotels. In the three months ended June 30, 2024 and 2023, we incurred $12.3 million and $9.2 million, respectively, and in the six months ended June 30, 2024 and 2023, we incurred $23.0 million and $18.4 million, respectively, related to base management fees for our Hospitality segment. In the three months ended June 30, 2024 and 2023, we incurred $10.0 million and $7.0 million, respectively, and in the six months ended June 30, 2024 and 2023, we incurred $17.9 million and $13.8 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 8, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to the depreciable assets associated with JW Marriott Hill Country, which we purchased on June 30, 2023.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and six months ended June 30, 2024 and 2023.

Gaylord Opryland Results. The results of Gaylord Opryland for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2024	2023	Change		2024	2023	Change
Revenues:
Rooms	$51,733	$47,142	9.7%		$93,678	$92,473	1.3%
Food and beverage	60,833	45,206	34.6%		106,759	95,303	12.0%
Other hotel revenue	17,786	18,127	(1.9)%		33,750	34,505	(2.2)%
Total revenue	130,352	110,475	18.0%		234,187	222,281	5.4%
Operating expenses:
Rooms	10,556	10,270	2.8%		20,508	20,630	(0.6)%
Food and beverage	28,981	23,521	23.2%		55,124	49,510	11.3%
Other hotel expenses (1)	25,093	30,726	(18.3)%		54,685	60,616	(9.8)%
Management fees, net	6,881	5,435	26.6%		12,071	10,753	12.3%
Depreciation and amortization	8,199	8,512	(3.7)%		16,332	17,066	(4.3)%
Total operating expenses	79,710	78,464	1.6%		158,720	158,575	0.1%
Operating income	$50,642	$32,011	58.2%		$75,467	$63,706	18.5%
Performance metrics:
Occupancy	75.4%	71.2%	4.2	pts	70.2%	71.9%	(1.7)	pts
ADR	$260.98	$252.01	3.6%		$253.71	$246.07	3.1%
RevPAR	$196.85	$179.38	9.7%		$178.23	$176.90	0.8%
Total RevPAR	$496.00	$420.36	18.0%		$445.55	$425.23	4.8%
(1)	Operating expenses for the 2024 periods were reduced by a refund of $5.4 million of Tennessee franchise tax for prior years caused by a change in tax law.

Gaylord Palms Results. The results of Gaylord Palms for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2024	2023	Change		2024	2023	Change
Revenues:
Rooms	$23,016	$28,856	(20.2)%		$54,266	$60,520	(10.3)%
Food and beverage	37,091	36,852	0.6%		82,541	80,634	2.4%
Other hotel revenue	8,692	8,121	7.0%		17,455	17,221	1.4%
Total revenue	68,799	73,829	(6.8)%		154,262	158,375	(2.6)%
Operating expenses:
Rooms	5,954	6,123	(2.8)%		12,636	12,435	1.6%
Food and beverage	19,613	19,299	1.6%		42,500	40,487	5.0%
Other hotel expenses	20,978	21,650	(3.1)%		42,758	42,356	0.9%
Management fees, net	2,886	2,892	(0.2)%		6,123	5,988	2.3%
Depreciation and amortization	5,889	5,543	6.2%		11,760	11,153	5.4%
Total operating expenses	55,320	55,507	(0.3)%		115,777	112,419	3.0%
Operating income	$13,479	$18,322	(26.4)%		$38,485	$45,956	(16.3)%
Performance metrics:
Occupancy	62.5%	75.8%	(13.3)	pts	68.5%	77.6%	(9.1)	pts
ADR	$235.54	$243.55	(3.3)%		$253.19	$250.74	1.0%
RevPAR	$147.22	$184.58	(20.2)%		$173.55	$194.62	(10.8)%
Total RevPAR	$440.07	$472.24	(6.8)%		$493.36	$509.31	(3.1)%

Gaylord Texan Results. The results of Gaylord Texan for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2024	2023	Change		2024	2023	Change
Revenues:
Rooms	$32,880	$29,133	12.9%		$61,858	$58,177	6.3%
Food and beverage	42,364	42,966	(1.4)%		89,908	92,308	(2.6)%
Other hotel revenue	8,653	9,380	(7.8)%		17,033	17,392	(2.1)%
Total revenue	83,897	81,479	3.0%		168,799	167,877	0.5%
Operating expenses:
Rooms	6,476	6,345	2.1%		12,931	12,747	1.4%
Food and beverage	21,967	21,722	1.1%		46,066	46,272	(0.4)%
Other hotel expenses	19,169	18,017	6.4%		37,843	36,261	4.4%
Management fees, net	4,227	3,572	18.3%		7,978	6,920	15.3%
Depreciation and amortization	5,744	5,718	0.5%		11,635	11,484	1.3%
Total operating expenses	57,583	55,374	4.0%		116,453	113,684	2.4%
Operating income	$26,314	$26,105	0.8%		$52,346	$54,193	(3.4)%
Performance metrics:
Occupancy	78.8%	75.1%	3.7	pts	76.0%	76.1%	(0.1)	pts
ADR	$252.61	$234.86	7.6%		$246.43	$232.83	5.8%
RevPAR	$199.18	$176.49	12.9%		$187.36	$177.19	5.7%
Total RevPAR	$508.24	$493.59	3.0%		$511.28	$511.30	(0.0)%

Gaylord National Results. The results of Gaylord National for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2024	2023	Change		2024	2023	Change
Revenues:
Rooms	$33,947	$30,996	9.5%		$61,588	$59,995	2.7%
Food and beverage	47,444	38,342	23.7%		82,392	74,960	9.9%
Other hotel revenue	6,978	7,676	(9.1)%		12,663	14,831	(14.6)%
Total revenue	88,369	77,014	14.7%		156,643	149,786	4.6%
Operating expenses:
Rooms	10,332	9,912	4.2%		21,049	21,471	(2.0)%
Food and beverage	24,016	21,991	9.2%		46,158	44,494	3.7%
Other hotel expenses	21,346	20,590	3.7%		41,664	41,697	(0.1)%
Management fees, net	1,949	1,338	45.7%		3,422	2,592	32.0%
Depreciation and amortization	8,405	8,257	1.8%		16,806	16,551	1.5%
Total operating expenses	66,048	62,088	6.4%		129,099	126,805	1.8%
Operating income	$22,321	$14,926	49.5%		$27,544	$22,981	19.9%
Performance metrics:
Occupancy	70.8%	67.8%	3.0	pts	67.6%	67.6%	—	pts
ADR	$263.88	$251.80	4.8%		$250.67	$245.80	2.0%
RevPAR	$186.90	$170.65	9.5%		$169.54	$166.06	2.1%
Total RevPAR	$486.52	$424.00	14.7%		$431.20	$414.60	4.0%

Gaylord Rockies Results. The results of Gaylord Rockies for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2024	2023	Change		2024	2023	Change
Revenues:
Rooms	$28,035	$26,340	6.4%		$49,383	$48,355	2.1%
Food and beverage	41,891	33,620	24.6%		77,705	69,014	12.6%
Other hotel revenue	6,910	7,167	(3.6)%		13,570	13,805	(1.7)%
Total revenue	76,836	67,127	14.5%		140,658	131,174	7.2%
Operating expenses:
Rooms	5,922	6,053	(2.2)%		11,377	12,051	(5.6)%
Food and beverage	22,559	19,650	14.8%		42,534	39,931	6.5%
Other hotel expenses	10,490	10,712	(2.1)%		21,138	21,568	(2.0)%
Management fees, net	2,291	1,897	20.8%		4,197	3,896	7.7%
Depreciation and amortization	14,138	14,124	0.1%		27,979	28,169	(0.7)%
Total operating expenses	55,400	52,436	5.7%		107,225	105,615	1.5%
Operating income	$21,436	$14,691	45.9%		$33,433	$25,559	30.8%
Performance metrics:
Occupancy	80.4%	77.8%	2.6	pts	72.4%	73.9%	(1.5)	pts
ADR	$255.44	$247.92	3.0%		$249.55	$240.94	3.6%
RevPAR	$205.25	$192.84	6.4%		$180.77	$177.98	1.6%
Total RevPAR	$562.53	$491.45	14.5%		$514.89	$482.82	6.6%

JW Marriott Hill Country Results. We purchased JW Marriott Hill Country on June 30, 2023. The results of JW Marriott Hill Country for the three and six months ended June 30, 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2024
Revenues:
Rooms	$23,364	$41,454
Food and beverage	28,550	53,208
Other hotel revenue	10,936	18,129
Total revenue	62,850	112,791
Operating expenses:
Rooms	4,225	7,707
Food and beverage	14,296	26,497
Other hotel expenses	18,642	34,274
Management fees, net	2,778	4,873
Depreciation and amortization	7,471	14,868
Total operating expenses	47,412	88,219
Operating income	$15,438	$24,572
Performance metrics:
Occupancy	79.0%	71.3%
ADR	$324.18	$318.83
RevPAR	$256.23	$227.31
Total RevPAR	$689.28	$618.50

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2024	2023	Change	2024	2023	Change
Revenues	$94,203	$87,158	8.1%	$161,078	$154,438	4.3%
Operating expenses (1)	59,560	57,088	4.3%	112,147	108,522	3.3%
Depreciation and amortization	7,766	5,402	43.8%	14,506	10,667	36.0%
Operating income (2)	$26,877	$24,668	9.0%	$34,425	$35,249	(2.3)%
(1)	Operating expenses for the 2024 periods were reduced by a refund of $3.4 million of Tennessee franchise tax for prior years caused by a change in tax law.
(2)	Operating income does not include preopening costs of $1.1 million and $0.1 million in the three months ended June 30, 2024 and 2023, respectively, and $2.5 million and $0.3 million in the six months ended June 30, 2024 and 2023, respectively. See discussion of this item below.

Revenues increased in our Entertainment segment in the three and six months ended June 30, 2024, as compared to the prior year periods, as incremental revenue from Ole Red Las Vegas, which opened in January 2024, was partially offset by the Wildhorse Saloon being temporarily closed as it is being rebranded as Category 10 and a decrease at the W Austin Hotel primarily as a result of the disruption caused by the ongoing construction enhancements at the property.

Entertainment segment operating expenses increased in the 2024 periods, as compared to the 2023 periods, primarily due to the opening of Ole Red Las Vegas, partially offset by the temporary closure of the Wildhorse Saloon as well as a refund of Tennessee franchise tax for prior years caused by a change in tax law.

Depreciation and amortization increased in the 2024 periods, as compared to the 2023 periods, primarily due to the depreciable assets associated with the opening of Ole Red Las Vegas.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2024	2023	Change	2024	2023	Change
Operating expenses	$9,402	$9,885	(4.9)%	$21,356	$20,479	4.3%
Depreciation and amortization	234	209	12.0%	466	426	9.4%
Operating loss (1)	$(9,636)	$(10,094)	4.5%	$(21,822)	$(20,905)	(4.4)%
(1)	Operating loss does not include a gain on sale of assets of $0.3 million in the six months ended June 30, 2024.

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses decreased in the three months ended June 30, 2024, as compared to the prior year period, primarily due to a decrease in equity compensation expense. Corporate and Other segment operating expenses increased in the six months ended June 30, 2024, as compared to the prior year period, primarily as a result of an increase in employment expenses associated with the hiring of additional employees and increased wages to support the Company’s growth.

Operating Results – Preopening Costs

Preopening costs during the three and six months ended June 30, 2024 primarily include costs associated with Category 10, which is expected to open in the fourth quarter of 2024. Preopening costs during the three and six months ended June 30, 2023 primarily include costs associated with Ole Red Las Vegas, which opened in January 2024.

Operating Results – Gain on Sale of Assets

Gain on sale of assets during the six months ended June 30, 2024 includes the sale of miscellaneous corporate assets.

Non-Operating Results Affecting Net Income

The following table summarizes the other factors which affected our net income for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2024	2023	Change	2024	2023	Change
Interest expense	$56,577	$49,179	15.0%	$117,020	$91,707	27.6%
Interest income	7,064	5,318	32.8%	14,586	7,865	85.5%
Loss on extinguishment of debt	(1,797)	(2,252)	20.2%	(2,319)	(2,252)	(3.0)%
Income (loss) from unconsolidated joint ventures	183	(2,153)	108.5%	215	(4,959)	104.3%
Other gains and (losses), net	(4)	(287)	98.6%	317	(523)	160.6%
Provision for income taxes	(12,200)	(3,544)	(244.2)%	(12,730)	(5,177)	(145.9)%

Interest Expense

The following presents interest expense associated with our outstanding borrowings, including the impact of interest rate swaps, for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2024	2023	Change	2024	2023	Change
RHP Revolving Credit Facility	$1,006	$1,067	(5.7)%	$1,999	$2,146	(6.8)%
RHP Term Loan B	5,970	6,957	(14.2)%	16,249	10,390	56.4%
RHP Senior Notes	39,894	18,124	120.1%	63,935	33,781	89.3%
Gaylord Rockies Term Loan	—	12,387	(100.0)%	15,495	24,702	(37.3)%
OEG Term Loan	8,284	8,106	2.2%	16,631	16,003	3.9%
OEG Revolver	602	400	50.5%	1,120	676	65.7%
Block 21 CMBS Loan	2,100	2,124	(1.1)%	4,211	4,238	(0.6)%
Other (1)	(1,279)	14	(9,235.7)%	(2,620)	(229)	(1,044.1)%
Total interest expense	$56,577	$49,179	15.0%	$117,020	$91,707	27.6%
(1)	Other includes capitalized interest, as well as other miscellaneous items.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 6.7% and 6.3% for the three months ended June 30, 2024 and 2023, respectively, and 7.0% and 6.2% for the six months ended June 30, 2024 and 2023, respectively.

Interest Income

Interest income for the three and six months ended June 30, 2024 primarily includes amounts earned on our cash balances, as well as the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

As a result of the June 2024 refinancing of the OEG credit agreement, the April 2024 repricing of the RHP term loan B, and the March 2024 repayment of the Gaylord Rockies $800 million term loan (see “Principal Debt Agreements” below), we recognized a loss on extinguishment of debt of $1.8 million and $2.3 million in the three and six months ended June 30, 2024, respectively.

As a result of the May 2023 refinancing of our credit facility and the extension of the Gaylord Rockies $800 million term loan, we recognized a loss on extinguishment of debt of $2.3 million in the three and six months ended June 30, 2023.

Income (Loss) from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for the three and six months ended June 30, 2023 represents our equity method share of losses associated with our previous investment in Circle, a joint venture that we and our joint venture partner agreed to wind down at the end of 2023.

Other Gains and (Losses), net

Other gains and (losses), net for the three and six months ended June 30, 2024 and 2023 represents various miscellaneous items.

Provision for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended June 30, 2024 and 2023, we recorded an income tax provision of $12.2 million and $3.5 million, respectively, and for the six months ended June 30, 2024 and 2023, we recorded an income tax provision of $12.7 million and $5.2 million, respectively, related to our TRSs. The increase in the income tax provision for the 2024 periods, as compared to the 2023 periods, relates to both an increase in income at our TRSs in the 2024 periods and the effect of changes in valuation allowance in the 2023 periods.

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

We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDAre, Adjusted EBITDAre, Excluding Noncontrolling Interest, FFO available to common stockholders and unit holders, and Adjusted FFO available to common stockholders and unit holders may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. These non-GAAP financial measures, and any related per share measures, should not be considered as alternative measures of our Net Income, operating performance, cash flow or liquidity. These non-GAAP financial measures may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that these non-GAAP financial measures can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to GAAP measures such as Net Income (Loss), Operating Income (Loss), or cash flow from operations.

The following is a reconciliation of our consolidated GAAP net income to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$104,740	$70,143	$147,501	$131,137
Interest expense, net	49,513	43,861	102,434	83,842
Provision for income taxes	12,200	3,544	12,730	5,177
Depreciation and amortization	58,553	48,257	115,755	96,614
Gain on sale of assets	—	—	(270)	—
Pro rata EBITDAre from unconsolidated joint ventures	2	8	4	17
EBITDAre	225,008	165,813	378,154	316,787
Preopening costs	1,055	67	2,491	257
Non-cash lease expense	933	1,499	1,858	3,000
Equity-based compensation expense	3,383	3,801	7,245	7,540
Interest income on Gaylord National bonds	1,195	1,270	2,390	2,541
Loss on extinguishment of debt	1,797	2,252	2,319	2,252
Pro rata adjusted EBITDAre from unconsolidated joint ventures	(176)	—	(197)	—
Adjusted EBITDAre	233,195	174,702	394,260	332,377
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	(10,722)	(8,819)	(15,384)	(13,115)
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$222,473	$165,883	$378,876	$319,262

The following is a reconciliation of our consolidated GAAP net income to FFO and Adjusted FFO for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$104,740	$70,143	$147,501	$131,137
Noncontrolling interest in consolidated joint venture	(3,270)	(3,134)	(2,691)	(2,371)
Net income available to common stockholders and unit holders	101,470	67,009	144,810	128,766
Depreciation and amortization	58,506	48,227	115,660	96,553
Adjustments for noncontrolling interest	(2,331)	(1,620)	(4,352)	(3,200)
Pro rata adjustments from joint ventures	2	23	2	46
FFO available to common stockholders and unit holders	157,647	113,639	256,120	222,165
Right-of-use asset amortization	47	30	95	61
Non-cash lease expense	933	1,499	1,858	3,000
Pro rata adjustments from joint ventures	(176)	—	(197)	—
Gain on other assets	—	—	(270)	—
Amortization of deferred financing costs	2,627	2,633	5,348	5,307
Amortization of debt discounts and premiums	658	545	1,307	1,051
Loss on extinguishment of debt	1,797	2,252	2,319	2,252
Adjustments for noncontrolling interest	(1,253)	(870)	(1,118)	(1,282)
Deferred tax provision	11,152	2,664	10,664	3,431
Adjusted FFO available to common stockholders and unit holders	$173,432	$122,392	$276,126	$235,985

Liquidity and Capital Resources

Cash Flows Provided By Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the six months ended June 30, 2024, our net cash flows provided by operating activities were $191.8 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-

cash charges of $286.3 million, partially offset by unfavorable changes in working capital of $94.5 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities primarily related to compensation, property tax accruals and the payment of liabilities associated with our seasonal holiday programs and an increase in accounts receivable due to a seasonal increase in group business at our hotel properties.

During the six months ended June 30, 2023, our net cash flows provided by operating activities were $215.5 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $249.0 million, partially offset by unfavorable changes in working capital of $33.5 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities primarily related to compensation and property tax accruals, partially offset by a decrease in accounts receivable due to the timing of collections, an increase in advanced ticket purchases at our OEG venues and an increase in advanced deposits on future hotel room stays.

Cash Flows Used In Investing Activities. During the six months ended June 30, 2024, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $184.9 million, and consisted primarily of enhancements at Gaylord Rockies to construct a new events pavilion, enhance the grand lodge and reposition its food and beverage outlets; a rooms renovation at the W Austin Hotel and common area enhancements at Block 21; the conversion of the Wildhorse Saloon to Category 10; the completion of Ole Red Las Vegas; a rooms renovation at Gaylord Palms; and ongoing maintenance capital expenditures for each of our existing properties.

During the six months ended June 30, 2023, our primary use of funds for investing activities were the use of $791.5 million to purchase JW Marriott Hill Country and purchases of property and equipment, which totaled $78.2 million. Purchases of property and equipment consisted primarily of enhancements to the offerings at Block 21, the construction of Ole Red Las Vegas, enhancements at Gaylord Rockies to better position the property for our group customers, and ongoing maintenance capital expenditures for each of our existing properties.

Cash Flows Provided By (Used In) Financing Activities. Our cash flows from financing activities primarily reflect the incurrence and repayment of long-term debt and the payment of cash dividends. During the six months ended June 30, 2024, our net cash flows used in financing activities were $157.1 million, primarily reflecting the issuance of $1 billion in 6.50% senior notes, offset by the prepayment of the Gaylord Rockies $800.0 million term loan, the repayment of $202.0 million under our term loan B, the payment of $133.4 million in cash dividends and the payment of $23.1 million in deferred financing costs.

During the six months ended June 30, 2023, our net cash flows provided by financing activities were $839.6 million, primarily reflecting the issuance of the $400 Million 7.25% Senior Notes (as defined below), $395.4 million in net proceeds from the issuance of approximately 4.4 million shares of our common stock, and the net borrowing of $123.8 million under our credit facility, partially offset by the payment of $55.7 million in cash dividends, and the payment of $23.7 million in deferred financing costs.

Liquidity

At June 30, 2024, we had $498.4 million in unrestricted cash and $758.7 million available for borrowing in the aggregate under our revolving credit facility and the OEG revolving credit facility. During the six months ended June 30, 2024, we issued $1 billion in 6.50% senior notes, repaid the $800.0 million Gaylord Rockies term loan, repaid $202.0 million under our term loan B, incurred capital expenditures of $184.9 million and paid $133.4 million in cash dividends. These changes, partially offset by the cash flows provided by operations discussed above, were the primary factors in the decrease in our cash balance from December 31, 2023 to June 30, 2024.

We anticipate investing in our operations during the remainder of 2024 by spending between approximately $190 million and $240 million in capital expenditures, which includes projects at Gaylord Rockies to enhance the grand lodge and reposition its food and beverage outlets; enhancements to meeting spaces at Gaylord Opryland to further appeal to our target group customers; a rooms renovation at the W Austin Hotel and common area enhancements at Block 21; the conversion of the Wildhorse Saloon to Category 10; a rooms renovation at Gaylord Palms; and ongoing maintenance capital for each of our current facilities. Further, our dividend policy provides that we will make minimum dividends of

100% of REIT taxable income annually. Future dividends are subject to our board of directors’ future determinations as to amount and timing. We currently have no debt maturities until January 2026. We believe we will be able to refinance our debt agreements prior to their maturities.

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

Our outstanding principal debt agreements are described below. At June 30, 2024, there were no defaults under the covenants related to our outstanding debt.

Principal Debt Agreements

Credit Facility. On May 18, 2023, we entered into a Credit Agreement (as supplemented, the “Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, which replaced the Company’s previous credit facility.

The Credit Agreement provides for a $700.0 million revolving credit facility (the “Revolver”) and a senior secured term loan B (the “Term Loan B”) (in the original principal amount of $500.0 million, which was reduced to $295.0 million on March 28, 2024), as well as an accordion feature that will allow us to increase the facilities following the closing date by an aggregate total of up to $475 million, which may be allocated between the Revolver and the Term Loan B at our option.

Each of the Revolver and the Term Loan B is guaranteed by us, each of our subsidiaries that own the Gaylord Hotels properties and certain of our other subsidiaries. Each of the Revolver and the Term Loan B is secured by equity pledges of our subsidiaries that are the fee owners of Gaylord Opryland and Gaylord Texan, their respective direct and indirect parent entities, and the equity of Ryman Hotel Operations Holdco, LLC, a wholly owned indirect subsidiary of the Company. Assets and equity of OEG are not subject to the liens of the Credit Agreement.

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

At June 30, 2024, no amounts were outstanding under the Revolver, and the lending banks had issued $4.3 million of letters of credit under the Credit Agreement, which left $695.7 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $1 Billion 6.50% Senior Notes, our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), our $600 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”) and our $400 million in aggregate principal amount of senior notes due 2028 (the “$400 Million 7.25% Senior Notes”), which we met at June 30, 2024).

Term Loan B. The Term Loan B has a maturity date of May 18, 2030. Prior to the effectiveness of the Incremental Agreements (as hereinafter defined), the applicable interest rate margins for borrowings under the Term Loan B were, at our option, either (i) Term SOFR plus 2.75%, (ii) Daily Simple SOFR plus 2.75% or (iii) a base rate as set forth in the Credit Agreement plus 1.75%. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed.

On April 12, 2024, we entered into an Incremental Tranche B Term Loan Agreement (the “Incremental Agreement”), which supplements the Credit Agreement and includes the addition of certain new lenders and the removal of certain other lenders. The Incremental Agreement reduces the applicable interest rate margins for the loans advanced under the refinanced Term Loan B. The applicable interest rate margins for the refinanced Term Loan B under the Incremental Agreement are (i) 2.25% for SOFR Loans (as defined in the Credit Agreement) and (ii) 1.25% for base rate loans. At June 30, 2024, the interest rate on the Term Loan B was Term SOFR plus 2.25%. The Incremental Agreement did not change the maturity dates under the Credit Agreement or result in any increase in principal indebtedness. In addition, the Incremental Agreement confirms that the annual amortization under the Term Loan B is 1% of the refinanced $295.0 million outstanding principal amount, with the balance due at maturity. At June 30, 2024, $294.3 million in borrowings were outstanding under the Term Loan B.

For purposes of the Term Loan B, each of Term SOFR and Daily Simple SOFR are subject to a floor of 0.00%.

$1 Billion 6.50% Senior Notes. On March 28, 2024, the Operating Partnership and Finco (collectively, the “issuing subsidiaries”) completed the private placement of $1.0 billion in aggregate principal amount of 6.50% senior notes due 2032 (the “$1 Billion 6.50% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $1 Billion 6.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $1 Billion 6.50% Senior Notes have a maturity date of April 1, 2032 and bear interest at 6.50% per annum, payable semi-annually in cash in arrears on April 1 and October 1 each year, beginning October 1, 2024. The $1 Billion 6.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $700 Million 4.75% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $1 Billion 6.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $1 Billion 6.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $1 Billion 6.50% Senior Notes.

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

OEG Credit Agreement. On June 28, 2024, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a certain First Amendment, which amends the Credit Agreement dated as of June 16, 2022 among OEG Borrower, as borrower, OEG Finance, certain subsidiaries of OEG Borrower from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Original OEG Credit Agreement”). As amended, the credit facility (the “Amended OEG Credit Agreement”) includes certain amended terms including lower interest rates, extended maturities and modifications to various covenants.

The Amended OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $80.0 million (the “OEG Revolver”). The OEG Term Loan refinances and replaces the former term loan in the outstanding principal amount of $294.8 million as of June 28, 2024 and the OEG Revolver refinances and replaces the senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million, of which $17.0 million was outstanding as of June 30, 2024.

The OEG Term Loan and the OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21-related subsidiaries, as more specifically described in the Amended OEG Credit Agreement). The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the Amended OEG Credit Agreement: (a) the Alternate Base Rate plus 2.500% or (b) Adjusted Term SOFR plus 3.50% (all as more specifically described in the Amended OEG Credit Agreement). Borrowings under the OEG Revolver bear interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the Amended OEG Credit Agreement: (a) the Alternate Base Rate plus the Applicable Rate (as defined in the Amended OEG Credit Agreement) or (b) Adjusted Term SOFR plus the Applicable Rate. Under the Amended OEG Credit Agreement, (i) the Applicable Rate for Alternative Base Rate loans will be between 2.75% and 2.25% and (ii) the Applicable Rate for Adjusted Term SOFR loans will be between 3.75% and 3.25%, in each of (i) and (ii) based upon the First Lien Leverage Ratio of OEG Finance and its consolidated subsidiaries (as more specifically described in the Amended OEG Credit Agreement). The Applicable Rate for borrowings as of June 30, 2024 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans.

The OEG Term Loan matures on June 28, 2031 and the OEG Revolver matures on June 28, 2029. OEG Borrower used the proceeds of the OEG Term Loan to refinance the original term loan under the Original OEG Credit Agreement.

Block 21 CMBS Loan. At the closing of the purchase of Block 21 in May 2022, a subsidiary of the Company assumed the $136 million, ten-year, non-recourse term loan secured by a mortgage on Block 21 (the “Block 21 CMBS Loan”). The Block 21 CMBS Loan has a fixed interest rate of 5.58% per annum, payable monthly, matures January 5, 2026, and payments are due monthly based on a 30-year amortization. At June 30, 2024, $130.4 million was outstanding under the Block 21 CMBS Loan.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at June 30, 2024 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2028 are $868.0 million. These estimated obligations are $105.5 million for the remainder of 2024, $210.5 million in 2025, $203.5 million in 2026, $194.6 million in 2027, and $153.8 million in 2028. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the interest we paid during 2023, 2022 and 2021.

Inflation

Inflation has had a more meaningful impact on our business during recent periods than in historical periods. However, favorable occupancy, ADR and outside-the-room spend in our Hospitality segment and business levels in our Entertainment segment in recent periods have reduced the impact of increased operating costs, including increased insurance, utilities and other costs, on our financial position and results of operations.

Additionally, increased interest rates have driven higher interest expense on our higher debt levels. In an effort to mitigate the impact of increased interest rates, at June 30, 2024, 85% of our outstanding debt is fixed-rate debt, after considering the impact of interest rate swaps.

We continue to monitor inflationary pressures and may need to consider potential mitigation actions in future periods. A prolonged inflationary environment could adversely affect our operating costs, customer spending and bookings, and our financial results.

Supplemental Guarantor Financial Information

The Company’s $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes, $600 Million 4.50% Senior Notes and $400 Million 7.25% Senior Notes were each issued by the Operating Partnership and Finco (collectively, the

“Issuers”), and are guaranteed on a senior unsecured basis by the Company (as the parent company), each of the Operating Partnership’s subsidiaries that own the Gaylord Hotels properties and certain other of the Company’s subsidiaries, each of which also guarantees the Credit Agreement, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The Guarantors are 100% owned by the Operating Partnership or the Company, and the guarantees are full and unconditional and joint and several. The guarantees rank equally in right of payment with each Guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such Guarantor. Not all of the Company’s subsidiaries have guaranteed these senior notes, and the guarantees are structurally subordinated to all indebtedness and other obligations of such subsidiaries that have not guaranteed these senior notes.

The following tables present summarized financial information for the Issuers and the Guarantors on a combined basis. The intercompany balances and transactions between these parties, as well as any investments in or equity in earnings from non-guarantor subsidiaries, have been eliminated (amounts in thousands).

June 30,
2024
Other assets	$3,459,547
Total assets	$3,459,547

Net payables due to non-guarantor subsidiaries	$253,006
Other liabilities	3,201,861
Total liabilities	$3,454,867
Total noncontrolling interest	$3,704

Six Months Ended
June 30, 2024
Revenues from non-guarantor subsidiaries	$288,328
Operating expenses (excluding expenses to non-guarantor subsidiaries)	84,116
Expenses to non-guarantor subsidiaries	16,746
Operating income	187,466
Interest income from non-guarantor subsidiaries	1,239
Net income	98,468
Net income available to common stockholders	94,828

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP. Certain of our accounting policies, including those related to impairment of long-lived and other assets, credit losses on financial assets, income taxes, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no newly identified critical accounting policies in the first six months of 2024, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).
3.2	Second Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 24, 2023).
10.1	Incremental Tranche B Term Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 12, 2024).
10.2#	Ryman Hospitality Properties, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 9, 2024).
10.3*#†	Form of Performance-Based Restricted Stock Unit Award Agreement granted pursuant to the Company’s 2024 Omnibus Incentive Plan.
10.4*#†	Form of Time-Based Restricted Stock Unit Award Agreement granted pursuant to the Company’s 2024 Omnibus Incentive Plan.
22*	List of Parent and Subsidiary Guarantors.
31.1*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Jennifer Hutcheson pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1**	Certification of Mark Fioravanti and Jennifer Hutcheson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.1†

First Amendment dated June 28, 2024 to Credit Agreement, dated as of June 16, 2022, among OEG Borrower, LLC, as borrower, OEG Finance, LLC, certain subsidiaries of OEG Borrower, LLC from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 1, 2024).

101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Equity (unaudited) for the three and six months ended June 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: August 1, 2024	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Executive Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer