Form 10-Q
period 2024-09-30
Ryman Hospitality Properties, Inc.
filed 2024-11-05
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2024
Common Stock, par value $.01	59,901,169 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2024	2023
ASSETS:
Property and equipment, net	$4,092,234	$3,955,586
Cash and cash equivalents - unrestricted	534,931	591,833
Cash and cash equivalents - restricted	36,000	108,608
Notes receivable, net	56,635	61,760
Trade receivables, net	107,302	110,029
Deferred income tax assets, net	70,055	81,624
Prepaid expenses and other assets	189,084	154,810
Intangible assets, net	118,253	124,287
Total assets	$5,204,494	$5,188,537

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$3,373,442	$3,377,028
Accounts payable and accrued liabilities	472,722	464,720
Distributions payable	68,005	67,932
Deferred management rights proceeds	164,860	165,174
Operating lease liabilities	130,289	129,122
Other liabilities	67,367	66,658
Total liabilities	4,276,685	4,270,634
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	372,274	345,126
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 59,901 and 59,712 shares issued and outstanding, respectively	599	597
Additional paid-in capital	1,478,406	1,502,710
Treasury stock of 689 and 668 shares, at cost	(22,766)	(20,508)
Distributions in excess of retained earnings	(888,144)	(894,259)
Accumulated other comprehensive loss	(16,219)	(19,387)
Total stockholders' equity	551,876	569,153
Noncontrolling interest in Operating Partnership	3,659	3,624
Total equity	555,535	572,777
Total liabilities and equity	$5,204,494	$5,188,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Rooms	$184,154	$180,309	$557,284	$510,052
Food and beverage	224,835	202,850	719,304	616,562
Other hotel revenue	58,054	63,039	171,012	161,708
Entertainment	82,915	82,313	243,993	236,751
Total revenues	549,958	528,511	1,691,593	1,525,073

Operating expenses:
Rooms	45,129	45,879	134,292	128,210
Food and beverage	127,040	117,435	387,588	339,642
Other hotel expenses	123,716	122,748	360,298	330,397
Management fees, net	16,889	15,947	56,300	46,560
Total hotel operating expenses	312,774	302,009	938,478	844,809
Entertainment	61,659	56,222	173,806	164,744
Corporate	9,724	10,103	31,080	30,582
Preopening costs	870	168	3,361	425
Gain on sale of assets	—	—	(270)	—
Depreciation and amortization	59,051	58,086	174,806	154,700
Total operating expenses	444,078	426,588	1,321,261	1,195,260

Operating income	105,880	101,923	370,332	329,813
Interest expense	(54,546)	(58,521)	(171,566)	(150,228)
Interest income	7,219	6,112	21,805	13,977
Loss on extinguishment of debt	—	—	(2,319)	(2,252)
Income (loss) from unconsolidated joint ventures	9	(12,566)	224	(17,525)
Other gains and (losses), net	2,758	5,993	3,075	5,470
Income before income taxes	61,320	42,941	221,551	179,255
Provision for income taxes	(922)	(2,156)	(13,652)	(7,333)
Net income	60,398	40,785	207,899	171,922

Net (income) loss attributable to noncontrolling interest in consolidated joint venture	(997)	715	(3,688)	(1,656)
Net income attributable to noncontrolling interest in Operating Partnership	(390)	(273)	(1,339)	(1,176)
Net income available to common stockholders	$59,011	$41,227	$202,872	$169,090

Basic income per share available to common stockholders	$0.99	$0.69	$3.39	$2.96
Diluted income per share available to common stockholders	$0.94	$0.64	$3.25	$2.78

Comprehensive income, net of taxes	$62,047	$40,732	$211,067	$163,153
Comprehensive (income) loss, net of taxes, attributable to noncontrolling interest in consolidated joint venture	(625)	537	(3,647)	(2,190)
Comprehensive income, net of taxes, attributable to noncontrolling interest in Operating Partnership	(407)	(272)	(1,366)	(1,118)
Comprehensive income, net of taxes, available to common stockholders	$61,015	$40,997	$206,054	$159,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$207,899	$171,922
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision for deferred income taxes	10,715	4,894
Depreciation and amortization	174,806	154,700
Amortization of deferred financing costs	7,995	7,989
(Income) loss from unconsolidated joint ventures	(224)	17,525
Stock-based compensation expense	10,724	11,480
Changes in:
Trade receivables	2,727	13,233
Accounts payable and accrued liabilities	20,102	11,721
Other assets and liabilities	(24,864)	(23,535)
Net cash flows provided by operating activities	409,880	369,929

Cash Flows from Investing Activities:
Purchases of property and equipment	(317,323)	(122,150)
Collection of notes receivable	4,060	5,903
Purchase of JW Marriott Hill Country, net of cash acquired	—	(791,466)
Investment in Circle	—	(10,500)
Other investing activities, net	(161)	(9,998)
Net cash flows used in investing activities	(313,424)	(928,211)

Cash Flows from Financing Activities:
Borrowings under term loan B	18,861	500,000
Repayments under term loan B	(221,586)	(377,500)
Borrowings under OEG revolving credit facility	43,000	7,000
Repayments under OEG revolving credit facility	(32,000)	(7,000)
Borrowings under OEG term loan	299,250	—
Repayments under OEG term loan	(296,250)	(2,250)
Repayments under Block 21 CMBS loan	(2,153)	(2,054)
Repayments under Gaylord Rockies term loan	(800,000)	—
Issuance of senior notes	1,000,000	400,000
Deferred financing costs paid	(23,134)	(23,400)
Issuance of common stock, net	—	395,444
Payment of distributions	(199,759)	(115,861)
Payment of tax withholdings for share-based compensation	(12,131)	(4,249)
Other financing activities, net	(64)	(198)
Net cash flows provided by (used in) financing activities	(225,966)	769,932

Net change in cash, cash equivalents, and restricted cash	(129,510)	211,650
Cash, cash equivalents, and restricted cash, beginning of period	700,441	444,330
Cash, cash equivalents, and restricted cash, end of period	$570,931	$655,980

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$534,931	$543,076
Cash and cash equivalents - restricted	36,000	112,904
Cash, cash equivalents, and restricted cash, end of period	$570,931	$655,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2023	$597	$1,502,710	$(20,508)	$(894,259)	$(19,387)	$569,153	$3,624	$572,777	$345,126
Net income (loss)	—	—	—	43,056	—	43,056	284	43,340	(579)
Adjustment of noncontrolling interest to redemption value	—	(9,318)	—	—	—	(9,318)	—	(9,318)	9,318
Other comprehensive income, net of income taxes	—	—	—	—	1,408	1,408	—	1,408	—
Dividends and distributions declared ($1.10 per share)	—	161	—	(66,335)	—	(66,174)	(435)	(66,609)	—
Restricted stock units and stock options surrendered	2	(12,055)	—	—	—	(12,053)	—	(12,053)	—
Equity-based compensation expense	—	3,862	—	—	—	3,862	—	3,862	—
BALANCE, March 31, 2024	$599	$1,485,360	$(20,508)	$(917,538)	$(17,979)	$529,934	$3,473	$533,407	$353,865
Net income	—	—	—	100,805	—	100,805	665	101,470	3,270
Adjustment of noncontrolling interest to redemption value	—	(5,468)	—	—	—	(5,468)	—	(5,468)	5,468
Other comprehensive income, net of income taxes	—	—	—	—	111	111	—	111	—
Dividends and distributions declared ($1.10 per share)	—	163	(1,468)	(64,884)	—	(66,189)	(434)	(66,623)	—
Restricted stock units and stock options surrendered	—	41	—	—	—	41	—	41	—
Equity-based compensation expense	—	3,383	—	—	—	3,383	—	3,383	—
BALANCE, June 30, 2024	$599	$1,483,479	$(21,976)	$(881,617)	$(17,868)	$562,617	$3,704	$566,321	$362,603
Net income	—	—	—	59,011	—	59,011	390	59,401	997
Adjustment of noncontrolling interest to redemption value	—	(8,674)	—	—	—	(8,674)	—	(8,674)	8,674
Other comprehensive income, net of income taxes	—	—	—	—	1,649	1,649	—	1,649	—
Dividends and distributions declared ($1.10 per share)	—	164	(790)	(65,538)	—	(66,164)	(435)	(66,599)	—
Restricted stock units and stock options surrendered	—	(42)	—	—	—	(42)	—	(42)	—
Equity-based compensation expense	—	3,479	—	—	—	3,479	—	3,479	—
BALANCE, September 30, 2024	$599	$1,478,406	$(22,766)	$(888,144)	$(16,219)	$551,876	$3,659	$555,535	$372,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity	Partnership	Equity	Joint Venture
BALANCE, December 31, 2022	$552	$1,102,733	$(18,467)	$(978,619)	$(10,923)	$95,276	$625	$95,901	$311,857
Net income (loss)	—	—	—	61,320	—	61,320	437	61,757	(763)
Adjustment of noncontrolling interest to redemption value	—	(8,659)	—	—	—	(8,659)	—	(8,659)	8,659
Other comprehensive loss, net of income taxes	—	—	—	—	(6,292)	(6,292)	—	(6,292)	—
Dividends and distributions declared ($0.75 per share)	—	106	—	(41,900)	—	(41,794)	(296)	(42,090)	—
Restricted stock units and stock options surrendered	1	(4,080)	—	—	—	(4,079)	—	(4,079)	—
Equity-based compensation expense	—	3,739	—	—	—	3,739	—	3,739	—
BALANCE, March 31, 2023	$553	$1,093,839	$(18,467)	$(959,199)	$(17,215)	$99,511	$766	$100,277	$319,753
Net income	—	—	—	66,543	—	66,543	466	67,009	3,134
Adjustment of noncontrolling interest to redemption value	—	(4,762)	—	—	—	(4,762)	—	(4,762)	4,762
Other comprehensive loss, net of income taxes	—	—	—	—	(2,424)	(2,424)	—	(2,424)	—
Issuance of common stock, net	44	395,400	—	—	—	395,444	—	395,444	—
Dividends and distributions declared ($1.00 per share)	—	154	—	(60,285)	—	(60,131)	(395)	(60,526)	—
Restricted stock units and stock options surrendered	—	(103)	—	—	—	(103)	—	(103)	—
Equity-based compensation expense	—	3,801	—	—	—	3,801	—	3,801	—
BALANCE, June 30, 2023	$597	$1,488,329	$(18,467)	$(952,941)	$(19,639)	$497,879	$837	$498,716	$327,649
Net Income (loss)	—	—	—	41,227	—	41,227	273	41,500	(715)
Adjustment of noncontrolling interest to redemption value	—	(9,454)	—	—	—	(9,454)	—	(9,454)	9,454
Reallocation of noncontrolling interest in Operating Partnership	—	(2,401)	—	—	—	(2,401)	2,401	—	—
Other comprehensive loss, net of income taxes	—	—	—	—	(53)	(53)	—	(53)	—
Dividends and distributions declared ($1.00 per share)	—	156	—	(60,281)	—	(60,125)	(396)	(60,521)	—
Restricted stock units and stock options surrendered	—	(69)	—	—	—	(69)	—	(69)	—
Equity-based compensation expense	—	3,940	—	—	—	3,940	—	3,940	—
BALANCE, September 30, 2023	$597	$1,480,501	$(18,467)	$(971,995)	$(19,692)	$470,944	$3,115	$474,059	$336,388

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

The Company also owns a controlling 70% equity interest in OEG Attractions Holdings, LLC, a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which the Company reports as its Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a Luke Combs-themed bar, music venue and event space that opened in November 2024; and Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”).

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

2. REVENUES:

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Hotel group rooms	$124,006	$115,626	$401,276	$356,473
Hotel transient rooms	60,148	64,683	156,008	153,579
Hotel food and beverage - banquets	157,694	134,503	523,345	433,664
Hotel food and beverage - outlets	67,141	68,347	195,959	182,898
Hotel other	58,054	63,039	171,012	161,708
Entertainment admissions/ticketing	30,572	31,030	87,494	87,289
Entertainment food and beverage	30,573	27,706	90,430	80,413
Entertainment retail and other	21,770	23,577	66,069	69,049
Total revenues	$549,958	$528,511	$1,691,593	$1,525,073

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Gaylord Opryland	$122,659	$111,939	$356,846	$334,220
Gaylord Palms	68,242	63,885	222,504	222,260
Gaylord Texan	73,096	73,991	241,895	241,868
Gaylord National	69,751	72,124	226,394	221,910
Gaylord Rockies	72,658	68,203	213,316	199,377
JW Marriott Hill Country	54,273	50,026	167,064	50,747
AC Hotel	2,686	3,244	9,615	8,856
Inn at Opryland and other	3,678	2,786	9,966	9,084
Total Hospitality segment revenues	$467,043	$446,198	$1,447,600	$1,288,322

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee; Austin, Texas; and Las Vegas, Nevada.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms and advanced ticketing at its OEG venues. At September 30, 2024 and December 31, 2023, the Company had $181.1 million and $159.8 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2023, approximately $112.4 million was recognized in revenue during the nine months ended September 30, 2024.

3. INCOME PER SHARE:

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income available to common stockholders	$59,011	$41,227	$202,872	$169,090
Net income (loss) attributable to noncontrolling interest in consolidated joint venture	997	(715)	3,688	1,656
Net income available to common stockholders - if-converted method	$60,008	$40,512	$206,560	$170,746

Denominator:
Weighted average shares outstanding - basic	59,900	59,707	59,845	57,089
Effect of dilutive stock-based compensation	223	225	287	238
Effect of dilutive put rights	3,778	3,688	3,403	4,064
Weighted average shares outstanding - diluted	63,901	63,620	63,535	61,391

Basic income per share available to common stockholders	$0.99	$0.69	$3.39	$2.96
Diluted income per share available to common stockholders	$0.94	$0.64	$3.25	$2.78

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

The operating partnership units (“OP Units”) held by the noncontrolling interest holders in RHP Hotel Properties, LP (the “Operating Partnership”) have been excluded from the denominator of the diluted income per share calculation for the three and nine months ended September 30, 2024 and 2023 as there would be no effect on the calculation of diluted income per share because the income or loss attributable to the OP Units held by the noncontrolling interest holders would also be added or subtracted to derive net income available to common stockholders.

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

Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2024 and 2023 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2023	$(15,187)	$(2,878)	$(1,322)	$(19,387)
Gains arising during period	3,299	—	1,278	4,577
Amounts reclassified from accumulated other comprehensive loss	227	158	(939)	(554)
Income tax expense	(855)	—	—	(855)
Net other comprehensive income	2,671	158	339	3,168
Balance, September 30, 2024	$(12,516)	$(2,720)	$(983)	$(16,219)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2022	$(18,021)	$(3,087)	$10,185	$(10,923)
Gains arising during period	—	—	3,029	3,029
Amounts reclassified from accumulated other comprehensive loss	(220)	156	(11,734)	(11,798)
Net other comprehensive income (loss)	(220)	156	(8,705)	(8,769)
Balance, September 30, 2023	$(18,241)	$(2,931)	$1,480	$(19,692)

5. PROPERTY AND EQUIPMENT:

Property and equipment at September 30, 2024 and December 31, 2023 is summarized as follows (in thousands):

	September 30,	December 31,
	2024	2023
Land and land improvements	$608,703	$605,500
Buildings	4,505,403	4,396,302
Furniture, fixtures and equipment	1,262,410	1,138,769
Right-of-use finance lease assets	1,097	1,793
Construction-in-progress	188,486	122,923
	6,566,099	6,265,287
Accumulated depreciation and amortization	(2,473,865)	(2,309,701)
Property and equipment, net	$4,092,234	$3,955,586

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $56.6 million and $61.8 million at September 30, 2024 and December 31, 2023, respectively, net of credit loss reserve of $38.0 million at each of September 30, 2024 and December 31, 2023. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. The Company records interest income over the life of the notes using the effective interest method.

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

During the three months ended September 30, 2024 and 2023, the Company recorded interest income of $1.1 million and $1.2 million, respectively, on these bonds. During the nine months ended September 30, 2024 and 2023, the Company recorded interest income of $3.5 million and $3.7 million, respectively, on these bonds. The Company received payments of $8.8 million and $11.0 million during the nine months ended September 30, 2024 and 2023, respectively, relating to these bonds. Before consideration of the credit loss reserve, accrued interest receivable included as a component of the carrying value of notes receivable is $39.9 million and $41.0 million at September 30, 2024 and December 31, 2023, respectively.

7. DEBT:

The Company’s debt and finance lease obligations at September 30, 2024 and December 31, 2023 consisted of (in thousands):

	September 30,	December 31,
	2024	2023
$700M Revolving Credit Facility, interest at SOFR plus 1.50%, maturing May 18, 2027	$—	$—
Term Loan B, interest at SOFR plus 2.25%, maturing May 18, 2030	293,525	496,250
Senior Notes, interest at 4.75%, maturing October 15, 2027	700,000	700,000
Senior Notes, interest at 7.25%, maturing July 15, 2028	400,000	400,000
Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	600,000
Senior Notes, interest at 6.50%, maturing April 1, 2032	1,000,000	—
Gaylord Rockies Term Loan, interest at SOFR plus 2.50%, original maturity July 2, 2024	—	800,000
$80M OEG Revolver, interest at SOFR plus 3.50%, maturing June 28, 2029	16,000	5,000
OEG Term Loan, interest at SOFR plus 3.50%, maturing June 28, 2031	300,000	296,250
Block 21 CMBS Loan, interest at 5.58%, maturing January 5, 2026	129,718	131,871
Finance lease obligations	74	138
Unamortized deferred financing costs	(53,146)	(38,309)
Unamortized discounts and premiums, net	(12,729)	(14,172)
Total debt	$3,373,442	$3,377,028

Amounts due within one year of the balance sheet date consist of the amortization payments for the term loan B of 1.0% of the refinanced $295.0 million principal balance, amortization payments for the $300 million OEG term loan of 1.0% of the refinanced principal balance, and amortization of the Block 21 CMBS Loan based on a 30-year amortization.

At September 30, 2024, there were no defaults under the covenants related to the Company’s outstanding debt.

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

The Amended OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $80.0 million (the “OEG Revolver”). The OEG Term Loan refinances and replaces the former term loan in the outstanding principal amount of $294.8 million as of June 28, 2024 and the OEG Revolver refinances and replaces the senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million. At September 30, 2024, $16.0 million was outstanding under the OEG Revolver.

The OEG Term Loan and the OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21-related subsidiaries, as more specifically described in the Amended OEG Credit Agreement). The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the Amended OEG Credit Agreement: (a) the Alternate Base Rate plus 2.50% or (b) Adjusted Term SOFR plus 3.50% (all as more specifically described in the Amended OEG Credit Agreement). Borrowings under the OEG Revolver bear interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the Amended OEG Credit Agreement: (a) the Alternate Base Rate plus the Applicable Rate (as defined in the Amended OEG Credit Agreement) or (b) Adjusted Term SOFR plus the Applicable Rate. Under the Amended OEG Credit Agreement, (i) the Applicable Rate for Alternative Base Rate loans will be between 2.75% and 2.25% and (ii) the Applicable Rate for Adjusted Term SOFR loans will be between 3.75% and 3.25%, in each of (i) and (ii) based upon the First Lien Leverage Ratio of OEG Finance and its consolidated subsidiaries (as more specifically described in the Amended OEG Credit Agreement). The Applicable Rate for borrowings as of September 30, 2024 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans.

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

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $0.7 million will be reclassified from accumulated other comprehensive loss to interest expense in the next twelve months.

In March 2024, as discussed above, the Company paid off the Gaylord Rockies Loan and subsequently terminated the associated interest rate swap. The Company received approximately $0.2 million from the counterparty to the swap, which has been recorded as a reduction in interest expense for the nine months ended September 30, 2024.

The estimated fair value of the Company’s derivative financial instruments at September 30, 2024 and December 31, 2023 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	September 30,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2024	2023
Gaylord Rockies Term Loan	Interest Rate Swap	5.2105%	Daily SOFR	July 2, 2024	$800,000	$-	$(474)
OEG Term Loan	Interest Rate Swap	4.5330%	3-month SOFR	December 18, 2025	100,000	(984)	(848)
						$(984)	$(1,322)

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

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI			Reclassified from Accumulated
	on Derivatives		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	September 30,		Accumulated OCI	September 30,
	2024	2023	into Income (Expense)	2024	2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(1,048)	$1,562	Interest expense	$190	$1,578
Total derivatives	$(1,048)	$1,562		$190	$1,578

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from Accumulated
	Derivatives		Location of Gain (Loss)	OCI into Income (Expense)
	Nine Months Ended		Reclassified from	Nine Months Ended
	September 30,		Accumulated OCI	September 30,
	2024	2023	into Income (Expense)	2024	2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$1,278	$3,029	Interest expense	$939	$11,734
Total derivatives	$1,278	$3,029		$939	$11,734

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended September 30, 2024 and 2023 was $54.5 million and $58.5 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $171.6 million and $150.2 million, respectively.

At September 30, 2024, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.0 million. As of September 30, 2024, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $1.0 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

The Company’s lease costs for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$4,746	$4,411	$14,313	$13,499
Finance lease cost:
Amortization of right-of-use assets	47	58	142	119
Interest on lease liabilities	1	6	2	18
Net lease cost	$4,794	$4,475	$14,457	$13,636

Future minimum lease payments under non-cancelable leases at September 30, 2024 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$9,939	$48
Year 2	9,887	27
Year 3	9,849	—
Year 4	9,518	—
Year 5	9,071	—
Years thereafter	549,316	—
Total future minimum lease payments	597,580	75
Less amount representing interest	(467,291)	(1)
Total present value of minimum payments	$130,289	$74

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	42.7	years
Finance leases	1.6	years
Weighted-average discount rate:
Operating leases	7.0%
Finance leases	2.2%

10. STOCK PLANS:

On May 9, 2024, the Company’s stockholders approved the Company’s 2024 Omnibus Incentive Plan (the “2024 Plan”). The 2024 Plan replaces the Company’s previous 2016 Omnibus Incentive Plan (the “2016 Plan”) and no new awards will be made under the 2016 Plan; however, awards granted under the 2016 Plan will continue to be governed by the 2016 Plan. At September 30, 2024, there were approximately 1.9 million shares of common stock available for issuance pursuant to future grants of awards under the 2024 Plan.

During the nine months ended September 30, 2024, the Company granted 0.1 million restricted stock units with a weighted-average grant date fair value of $120.62 per unit. There were 0.4 million and 0.6 million restricted stock units outstanding at September 30, 2024 and December 31, 2023.

Compensation expense for the Company’s stock-based compensation plans was $3.5 million and $3.9 million for the three months ended September 30, 2024 and 2023, respectively, and $10.7 million and $11.5 million for the nine months ended September 30, 2024 and 2023, respectively.

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

For the three months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $0.9 million and $2.2 million, respectively, related to its TRSs. For the nine months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $13.7 million and $7.3 million, respectively, related to its TRSs.

At September 30, 2024 and December 31, 2023, the Company had no unrecognized tax benefits.

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

On September 4, 2024, the Company’s board of directors declared the Company’s third quarter 2024 cash dividend in the amount of $1.10 per share of common stock, or an aggregate of approximately $66.3 million in cash, which was paid on October 15, 2024 to stockholders of record as of the close of business on September 30, 2024. Any future dividend is subject to the Company’s board of directors’ determination as to the amount of distributions and the timing thereof.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At September 30, 2024, 0.4 million outstanding OP Units, or 0.7% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheets. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, were as follows (in thousands):

		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$37,065	$37,065	$—	$—
Total assets measured at fair value	$37,065	$37,065	$—	$—

Variable to fixed interest rate swaps	$984	$—	$984	$—
Total liabilities measured at fair value	$984	$—	$984	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$33,073	$33,073	$—	$—
Total assets measured at fair value	$33,073	$33,073	$—	$—

Variable to fixed interest rate swaps	$1,322	$—	$1,322	$—
Total liabilities measured at fair value	$1,322	$—	$1,322	$—

The remainder of the assets and liabilities held by the Company at September 30, 2024 are not required to be recorded at fair value, and financial assets and liabilities approximate fair value, except as described below.

The Company has outstanding $400.0 million in aggregate principal amount of $400 million 7.25% senior notes. The carrying value of these notes at September 30, 2024 was $394.7 million, net of unamortized deferred financing costs (“DFCs”). The fair value of these notes, based upon quoted market prices (Level 1), was $418.5 million at September 30, 2024.

The Company has outstanding $1,000.0 million in aggregate principal amount of $1,000.0 million 6.50% senior notes. The carrying value of these notes at September 30, 2024 was $984.0 million, net of unamortized DFCs. The fair value of these notes, based upon quoted market prices (Level 1), was $1,033.7 million at September 30, 2024.

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

The following information is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Hospitality	$467,043	$446,198	$1,447,600	$1,288,322
Entertainment	82,915	82,313	243,993	236,751
Corporate and Other	—	—	—	—
Total	$549,958	$528,511	$1,691,593	$1,525,073

Depreciation and amortization:
Hospitality	$51,488	$52,466	$152,271	$137,987
Entertainment	7,336	5,400	21,842	16,067
Corporate and Other	227	220	693	646
Total	$59,051	$58,086	$174,806	$154,700

Operating income (loss):
Hospitality	$102,781	$91,723	$356,851	$305,526
Entertainment	13,920	20,691	48,345	55,940
Corporate and Other	(9,951)	(10,323)	(31,773)	(31,228)
Preopening costs	(870)	(168)	(3,361)	(425)
Gain on sale of assets	—	—	270	—
Total operating income	105,880	101,923	370,332	329,813

Interest expense	(54,546)	(58,521)	(171,566)	(150,228)
Interest income	7,219	6,112	21,805	13,977
Loss on extinguishment of debt	—	—	(2,319)	(2,252)
Income (loss) from unconsolidated joint ventures	9	(12,566)	224	(17,525)
Other gains and (losses), net	2,758	5,993	3,075	5,470
Income before income taxes	$61,320	$42,941	$221,551	$179,255

	September 30,	December 31,
	2024	2023
Total assets:
Hospitality	$3,976,383	$4,039,804
Entertainment	652,788	610,663
Corporate and Other	575,323	538,070
Total assets	$5,204,494	$5,188,537

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

We also own a controlling 70% equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which we report as our Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 99 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a Luke Combs-themed bar, music venue and event space that opened in November 2024; and Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”).

See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and Item 1A, “Risk Factors,” in Part II of this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Significant 2024 Activities

Significant activities we have undertaken in 2024 include (as well as where you can find more information herein or in the accompanying condensed consolidated financial statements):

●	Issued $1 billion in 6.50% senior notes due 2032 – Note 7, “Debt”
●	Repaid previously outstanding $800 million Gaylord Rockies term loan – Note 7, “Debt”
●	Repaid $200.0 million under our term loan B and reduced the applicable interest rate margins – Note 7, “Debt”
●	Refinanced our existing OEG credit facility, including reducing the applicable interest rate margins under each of the $65 million OEG revolver and $300 million OEG term loan B, as well as upsizing the OEG revolver to $80 million of potential capacity – Note 7, “Debt”

●	Continued investment in our existing properties through approximately $317.3 million in capital expenditures – “Liquidity and Capital Resources”
●	Declared approximately $199.0 million in cash dividends – Note 13, “Equity”

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

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in six Ole Red locations, purchased Block 21, and in April 2023 announced a partnership with Luke Combs for Category 10, an entertainment venue concept that opened in November 2024. Further, in 2022, we completed a strategic transaction to sell a minority interest in OEG to an affiliate of Atairos Group, Inc. and its strategic partner NBCUniversal Media, LLC, who we believe will be able to help us expand the distribution of our OEG brands.

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

Our Operations

Our operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, JW Marriott Hill Country (effective June 30, 2023), the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three and nine months ended September 30, 2024 and 2023, our total revenues were divided among these business segments as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2024	2023	2024	2023
Hospitality	85%	84%	86%	84%
Entertainment	15%	16%	14%	16%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three and nine months ended September 30, 2024 and 2023. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	%	2023	%	2024	%	2023	%
REVENUES:
Rooms	$184,154	33.5%	$180,309	34.1%	$557,284	32.9%	$510,052	33.4%
Food and beverage	224,835	40.9%	202,850	38.4%	719,304	42.5%	616,562	40.4%
Other hotel revenue	58,054	10.6%	63,039	11.9%	171,012	10.1%	161,708	10.6%
Entertainment	82,915	15.1%	82,313	15.6%	243,993	14.4%	236,751	15.5%
Total revenues	549,958	100.0%	528,511	100.0%	1,691,593	100.0%	1,525,073	100.0%
OPERATING EXPENSES:
Rooms	45,129	8.2%	45,879	8.7%	134,292	7.9%	128,210	8.4%
Food and beverage	127,040	23.1%	117,435	22.2%	387,588	22.9%	339,642	22.3%
Other hotel expenses	123,716	22.5%	122,748	23.2%	360,298	21.3%	330,397	21.7%
Hotel management fees, net	16,889	3.1%	15,947	3.0%	56,300	3.3%	46,560	3.1%
Entertainment	61,659	11.2%	56,222	10.6%	173,806	10.3%	164,744	10.8%
Corporate	9,724	1.8%	10,103	1.9%	31,080	1.8%	30,582	2.0%
Preopening costs	870	0.2%	168	0.0%	3,361	0.2%	425	0.0%
Gain on sale of assets	—	—%	—	—%	(270)	(0.0)%	—	—%
Depreciation and amortization:
Hospitality	51,488	9.4%	52,466	9.9%	152,271	9.0%	137,987	9.0%
Entertainment	7,336	1.3%	5,400	1.0%	21,842	1.3%	16,067	1.1%
Corporate and Other	227	0.0%	220	0.0%	693	0.0%	646	0.0%
Total depreciation and amortization	59,051	10.7%	58,086	11.0%	174,806	10.3%	154,700	10.1%
Total operating expenses	444,078	80.7%	426,588	80.7%	1,321,261	78.1%	1,195,260	78.4%
OPERATING INCOME (LOSS):
Hospitality	102,781	22.0%	91,723	20.6%	356,851	24.7%	305,526	23.7%
Entertainment	13,920	16.8%	20,691	25.1%	48,345	19.8%	55,940	23.6%
Corporate and Other	(9,951)	(A)	(10,323)	(A)	(31,773)	(A)	(31,228)	(A)
Preopening costs	(870)	(0.2)%	(168)	(0.0)%	(3,361)	(0.2)%	(425)	(0.0)%
Gain on sale of assets	—	—%	—	—%	270	0.0%	—	—%
Total operating income	105,880	19.3%	101,923	19.3%	370,332	21.9%	329,813	21.6%
Interest expense	(54,546)	(A)	(58,521)	(A)	(171,566)	(A)	(150,228)	(A)
Interest income	7,219	(A)	6,112	(A)	21,805	(A)	13,977	(A)
Loss on extinguishment of debt	—	(A)	—	(A)	(2,319)	(A)	(2,252)	(A)
Income (loss) from unconsolidated joint ventures	9	(A)	(12,566)	(A)	224	(A)	(17,525)	(A)
Other gains and (losses), net	2,758	(A)	5,993	(A)	3,075	(A)	5,470	(A)
Provision for income taxes	(922)	(A)	(2,156)	(A)	(13,652)	(A)	(7,333)	(A)
Net income	60,398	(A)	40,785	(A)	207,899	(A)	171,922	(A)
Net (income) loss attributable to noncontrolling interest in consolidated joint venture	(997)	(A)	715	(A)	(3,688)	(A)	(1,656)	(A)
Net income attributable to noncontrolling interest in the Operating Partnership	(390)	(A)	(273)	(A)	(1,339)	(A)	(1,176)	(A)
Net income available to common stockholders	$59,011	(A)	$41,227	(A)	$202,872	(A)	$169,090	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages and per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2024	2023	Change	2024	2023	Change
Total revenues	$549,958	$528,511	4.1%	$1,691,593	$1,525,073	10.9%
Total operating expenses	444,078	426,588	4.1%	1,321,261	1,195,260	10.5%
Operating income	105,880	101,923	3.9%	370,332	329,813	12.3%
Net income	60,398	40,785	48.1%	207,899	171,922	20.9%
Net income available to common stockholders	59,011	41,227	43.1%	202,872	169,090	20.0%
Net income available to common stockholders per share - diluted	0.94	0.64	46.9%	3.25	2.78	16.9%

Total Revenues

The increase in our total revenues for the three months ended September 30, 2024, as compared to the same period in 2023, is primarily attributable to an increase in our Hospitality segment of $20.8 million, as presented in the tables below. The increase in our total revenues for the nine months ended September 30, 2024, as compared to the same period in 2023, is attributable to increases in our Hospitality segment and Entertainment segment of $159.3 million and $7.2 million, respectively, as presented in the tables below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended September 30, 2024, as compared to the same period in 2023, is primarily the result of increases in our Hospitality segment and Entertainment segment of $10.8 million and $5.4 million, respectively, as presented in the tables below. The increase in our total operating expenses for the nine months ended September 30, 2024, as compared to the same period in 2023, is primarily the result of increases in our Hospitality segment and Entertainment segment of $93.7 million and $9.1 million, respectively, and an increase in depreciation expense of $20.1 million, as presented in the tables below.

Net Income

Our $19.6 million increase in net income for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to the changes in our revenues and operating expenses reflected above, and each of the following factors, each as described more fully below.

●	A $12.6 million decrease in loss from unconsolidated joint ventures in the 2024 period, as compared to the 2023 period.
●	A $5.1 million decrease in interest expense, net in the 2024 period, as compared to the 2023 period.

Our $36.0 million increase in net income for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to the changes in our revenues and operating expenses reflected above, and each of the following factors, each as described more fully below.

●	A $17.7 million decrease in loss from unconsolidated joint ventures in the 2024 period, as compared to the 2023 period.
●	A $13.5 million increase in interest expense, net in the 2024 period, as compared to the 2023 period.

●	A $6.3 million increase in provision for income taxes for the 2024 period, as compared to the 2023 period.

Factors and Trends Contributing to Performance and Current Environment

Important factors and trends contributing to our performance during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, were:

●	An increase in same-store (Hospitality segment excluding JW Marriott Hill Country) ADR of 6.2% in the 2024 period, as compared to the 2023 period, reflective of our continued pricing strategy.
●	A same-store increase of 5.6% in outside-the-room spending at our hotels in the 2024 period, as compared to the 2023 period, primarily as a result of increased banquet and technology spending by groups.
●	A same-store decrease in transient room nights traveled in the 2024 period of 10.2%, as compared to the 2023 period, as the Nashville and Orlando markets continue to experience softness in transient demand. In addition, the ongoing rooms renovation at Gaylord Palms also impacted demand in the 2024 period.
●	An increase in Entertainment revenue in the 2024 period, as compared to the 2023 period, related to Ole Red Las Vegas, which opened in January 2024, partially offset by a decrease related to the closure of the Wildhorse Saloon as it was being rebranded as Category 10 and a decrease at the W Austin primarily as a result of the disruption caused by the ongoing construction of enhancements at the property.

Important factors and trends contributing to our performance during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, were:

●	The addition of JW Marriott Hill Country resulted in an increase of $116.3 million in revenues; the property averaged $232.14 in RevPAR and $608.50 in Total RevPAR.
●	An increase in same-store ADR of 4.3% in the 2024 period, as compared to the 2023 period, reflective of our continued pricing strategy.
●	A same-store increase of 5.0% in outside-the-room spending at our hotels in the 2024 period, as compared to the 2023 period, primarily as a result of increased banquet and technology spending by groups.
●	Same-store in-the-year-for-the-year cancelled room nights at our hotels decreased 42.1% in the 2024 period, as compared to the 2023 period.
●	A same-store decrease in transient room nights traveled in the 2024 period of 11.5%, as compared to the 2023 period, as the Nashville and Orlando markets continue to experience softness in transient demand. In addition, the ongoing rooms renovation at Gaylord Palms also impacted demand in the 2024 period.
●	An increase in Entertainment revenue in the 2024 period, as compared to the 2023 period, related to Ole Red Las Vegas, which opened in January 2024, partially offset by a decrease related to the closure of the Wildhorse Saloon as it was being rebranded as Category 10 and a decrease at the W Austin primarily as a result of the disruption caused by the ongoing construction of enhancements at the property.

Other important factors and trends for the three and nine months ended, and as of, September 30, 2024 include:

●	A same-store decrease of 16.3% and 3.3%, respectively, in net definite group room nights booked at our hotels in the 2024 periods, as compared to the 2023 periods, primarily as a result of timing as bookings for the three months ended June 30, 2024 increased 32.5% over the same period in 2023 and the fourth quarter of 2023 was the highest booking quarter on record.
●	On a same-store basis, group room nights on the books for all future years at our hotels at September 30, 2024 are 4.2% higher than the number on the books at the same point in 2023. In addition, the estimated ADR on those group room nights on the books at September 30, 2024 is 6.0% higher than the same point in 2023.

●	Total operating expenses for the nine-month 2024 period were reduced by a $9.1 million refund of Tennessee franchise tax for prior years caused by a change in tax law, comprised of $5.6 million, $3.4 million and $0.1 million in our Hospitality segment, Entertainment segment and Corporate and Other segment, respectively.
●	Our strong revenues in recent periods have partially mitigated increasing costs in the current inflationary environment, which include increased interest rates, which drove higher interest expense on our debt, as well as increased insurance, utilities and other costs. The current inflationary environment is expected to continue in at least the near future.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2024	2023	Change		2024	2023	Change
Revenues:
Rooms	$184,154	$180,309	2.1%		$557,284	$510,052	9.3%
Food and beverage	224,835	202,850	10.8%		719,304	616,562	16.7%
Other hotel revenue	58,054	63,039	(7.9)%		171,012	161,708	5.8%
Total hospitality revenue	467,043	446,198	4.7%		1,447,600	1,288,322	12.4%
Hospitality operating expenses:
Rooms	45,129	45,879	(1.6)%		134,292	128,210	4.7%
Food and beverage	127,040	117,435	8.2%		387,588	339,642	14.1%
Other hotel expenses	123,716	122,748	0.8%		360,298	330,397	9.1%
Management fees, net	16,889	15,947	5.9%		56,300	46,560	20.9%
Depreciation and amortization	51,488	52,466	(1.9)%		152,271	137,987	10.4%
Total Hospitality operating expenses	364,262	354,475	2.8%		1,090,749	982,796	11.0%
Hospitality operating income	$102,781	$91,723	12.1%		$356,851	$305,526	16.8%
Hospitality performance metrics
Occupancy	69.5%	71.8%	(2.3)	pts	70.0%	72.3%	(2.3)	pts
ADR	$252.42	$239.00	5.6%		$254.72	$240.53	5.9%
RevPAR (1)	$175.37	$171.71	2.1%		$178.19	$173.80	2.5%
Total RevPAR (2)	$444.77	$424.91	4.7%		$462.87	$439.00	5.4%
Net Definite Group Room Nights Booked	477,121	572,574	(16.7)%		1,315,138	1,273,161	3.3%
Same-store Hospitality performance metrics (3):
Occupancy	69.1%	71.8%	(2.7)	pts	69.7%	72.3%	(2.6)	pts
ADR	$244.71	$230.50	6.2%		$248.05	$237.74	4.3%
RevPAR (1)	$168.99	$165.58	2.1%		$173.00	$171.80	0.7%
Total RevPAR (2)	$430.91	$413.58	4.2%		$448.86	$435.39	3.1%
Net Definite Group Room Nights Booked	457,856	546,724	(16.3)%		1,206,193	1,247,311	(3.3)%
(1)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(2)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(3)	Same-store Hospitality segment metrics do not include JW Marriott Hill Country, which we purchased on June 30, 2023.

The increase in total Hospitality segment revenue in the three months ended September 30, 2024, as compared to the same period in 2023, is primarily due to increases of $10.7 million, $4.5 million, $4.4 million and $4.2 million at Gaylord Opryland, Gaylord Rockies, Gaylord Palms and JW Marriott Hill Country, respectively, partially offset by a decrease of $2.4 million at Gaylord National, as presented in the tables below.

The increase in total Hospitality segment revenue in the nine months ended September 30, 2024, as compared to the same period in 2023, is primarily due to the addition of $116.3 million in increased revenue from JW Marriott Hill Country, which we purchased on June 30, 2023, as well as increases of $22.6 million, $13.9 million and $4.5 million at Gaylord Opryland, Gaylord Rockies and Gaylord National, respectively, as presented in the tables below.

Total Hospitality segment revenues in the three and nine months ended September 30, 2024 include $7.9 million and $26.2 million, respectively, in attrition and cancellation fee revenue, a decrease of $3.8 million and $5.6 million, respectively, in attrition and cancellation fee collections from the 2023 periods.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Group	74%	72%	77%	76%
Transient	26%	28%	23%	24%

Rooms expenses decreased slightly in the three months ended September 30, 2024, as compared to the same period in 2023, primarily as a result of the decrease in occupancy. Rooms expenses increased in the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to JW Marriott Hill Country, as presented in the tables below.

Food and beverage expenses increased in the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to increases at Gaylord Opryland, Gaylord Rockies, Gaylord Palms and JW Marriott Hill Country, partially offset by a decrease at Gaylord Texan, as presented in the tables below. The increase in food and beverage expenses in the nine months ended September 30, 2024, as compared to the same period in 2023, is primarily due to JW Marriott Hill Country, as well as increases at Gaylord Opryland, Gaylord Rockies, Gaylord Palms and Gaylord National, partially offset by a decrease at Gaylord Texan, due to the changes in variable expenses associated with the changes in volume.

Other hotel expenses for the three and nine months ended September 30, 2024 and 2023 consist of the following (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2024	2023	Change	2024	2023	Change
Administrative employment costs	$46,355	$44,312	4.6%	$141,475	$122,988	15.0%
Utilities	12,536	12,194	2.8%	35,009	30,861	13.4%
Property taxes	11,514	11,458	0.5%	33,878	29,501	14.8%
Other	53,311	54,784	(2.7)%	149,936	147,047	2.0%
Total other hotel expenses	$123,716	$122,748	0.8%	$360,298	$330,397	9.1%

Each of the other hotel expense categories above increased in the nine months ended September 30, 2024, as compared to the same period in 2023, due to the addition of JW Marriott Hill Country. Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. The increase in administrative employment costs in the three and nine months ended September 30, 2024, as compared to the same periods in 2023, also includes increases at Gaylord Opryland, Gaylord Palms and Gaylord Texan related to increased employment costs within the marketing and engineering departments. The increase in utilities during the nine months ended September 30, 2024, as compared to the 2023 period, also includes an increase at Gaylord Texan due to increased rates. The increase in property taxes during the nine months ended September 30, 2024, as compared to the 2023 period, was partially offset by a decrease at Gaylord National due to a settlement of an appeal from prior tax years. The increase in other expenses, which include supplies, advertising, maintenance costs and consulting costs, during the nine months ended September 30, 2024, as compared to the same period in 2023, was partially offset by a decrease at Gaylord Opryland due to a refund of Tennessee franchise tax for prior years caused by a change in tax law.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for our Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies is approximately 3% of gross revenues, and JW Marriott Hill Country is approximately 3.5% of gross revenues. Additionally, we pay Marriott an incentive management fee based on the profitability of our hotels. In the three months ended September 30, 2024 and 2023, we incurred $11.0 million and $10.5 million, respectively, and in the nine months ended September 30, 2024 and 2023, we incurred $34.0 million and $28.9 million, respectively, related to base management fees for our Hospitality segment. In the three months ended September 30, 2024 and 2023, we incurred $6.7 million and $6.2 million, respectively, and in the nine months ended September 30, 2024 and 2023, we incurred $24.6 million and $20.0 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 8, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense decreased slightly in the three months ended September 30, 2024, as compared to the same period in 2023. Total Hospitality segment depreciation and amortization increased in the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to the depreciable assets associated with JW Marriott Hill Country, which we purchased on June 30, 2023.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and nine months ended September 30, 2024 and 2023.

Gaylord Opryland Results. The results of Gaylord Opryland for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2024	2023	Change		2024	2023	Change
Revenues:
Rooms	$48,487	$46,812	3.6%		$142,165	$139,285	2.1%
Food and beverage	57,020	47,876	19.1%		163,779	143,179	14.4%
Other hotel revenue	17,152	17,251	(0.6)%		50,902	51,756	(1.7)%
Total revenue	122,659	111,939	9.6%		356,846	334,220	6.8%
Operating expenses:
Rooms	10,707	11,351	(5.7)%		31,215	31,981	(2.4)%
Food and beverage	29,760	25,566	16.4%		84,884	75,076	13.1%
Other hotel expenses (1)	31,715	31,819	(0.3)%		86,400	92,435	(6.5)%
Management fees, net	5,652	5,170	9.3%		17,723	15,923	11.3%
Depreciation and amortization	8,203	8,484	(3.3)%		24,535	25,550	(4.0)%
Total operating expenses	86,037	82,390	4.4%		244,757	240,965	1.6%
Operating income	$36,622	$29,549	23.9%		$112,089	$93,255	20.2%
Performance metrics:
Occupancy	71.8%	72.7%	(0.9)	pts	70.8%	72.2%	(1.4)	pts
ADR	$254.05	$242.37	4.8%		$253.83	$244.82	3.7%
RevPAR	$182.49	$176.18	3.6%		$179.66	$176.66	1.7%
Total RevPAR	$461.65	$421.30	9.6%		$450.95	$423.91	6.4%
(1)	Operating expenses for the nine-month 2024 period were reduced by a refund of $5.4 million of Tennessee franchise tax for prior years caused by a change in tax law.

Gaylord Palms Results. The results of Gaylord Palms for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2024	2023	Change		2024	2023	Change
Revenues:
Rooms	$21,511	$22,812	(5.7)%		$75,777	$83,332	(9.1)%
Food and beverage	37,730	30,891	22.1%		120,271	111,525	7.8%
Other hotel revenue	9,001	10,182	(11.6)%		26,456	27,403	(3.5)%
Total revenue	68,242	63,885	6.8%		222,504	222,260	0.1%
Operating expenses:
Rooms	5,867	6,003	(2.3)%		18,503	18,438	0.4%
Food and beverage	20,292	17,902	13.4%		62,792	58,389	7.5%
Other hotel expenses	21,527	22,154	(2.8)%		64,285	64,510	(0.3)%
Management fees, net	1,915	2,927	(34.6)%		8,038	8,915	(9.8)%
Depreciation and amortization	6,318	5,650	11.8%		18,078	16,803	7.6%
Total operating expenses	55,919	54,636	2.3%		171,696	167,055	2.8%
Operating income	$12,323	$9,249	33.2%		$50,808	$55,205	(8.0)%
Performance metrics:
Occupancy	61.0%	67.4%	(6.4)	pts	66.0%	74.2%	(8.2)	pts
ADR	$223.10	$214.22	4.1%		$243.86	$239.56	1.8%
RevPAR	$136.09	$144.33	(5.7)%		$160.98	$177.67	(9.4)%
Total RevPAR	$431.76	$404.19	6.8%		$472.68	$473.89	(0.3)%

Gaylord Texan Results. The results of Gaylord Texan for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2024	2023	Change		2024	2023	Change
Revenues:
Rooms	$29,676	$28,485	4.2%		$91,534	$86,662	5.6%
Food and beverage	35,055	35,962	(2.5)%		124,963	128,270	(2.6)%
Other hotel revenue	8,365	9,544	(12.4)%		25,398	26,936	(5.7)%
Total revenue	73,096	73,991	(1.2)%		241,895	241,868	0.0%
Operating expenses:
Rooms	6,444	6,540	(1.5)%		19,375	19,287	0.5%
Food and beverage	19,381	20,752	(6.6)%		65,447	67,024	(2.4)%
Other hotel expenses	19,389	18,302	5.9%		57,232	54,563	4.9%
Management fees, net	3,465	3,172	9.2%		11,443	10,092	13.4%
Depreciation and amortization	5,720	5,670	0.9%		17,355	17,154	1.2%
Total operating expenses	54,399	54,436	(0.1)%		170,852	168,120	1.6%
Operating income	$18,697	$19,555	(4.4)%		$71,043	$73,748	(3.7)%
Performance metrics:
Occupancy	71.8%	73.0%	(1.2)	pts	74.6%	75.0%	(0.4)	pts
ADR	$247.51	$233.92	5.8%		$246.78	$233.19	5.8%
RevPAR	$177.82	$170.68	4.2%		$184.16	$175.00	5.2%
Total RevPAR	$437.99	$443.36	(1.2)%		$486.68	$488.40	(0.4)%

Gaylord National Results. The results of Gaylord National for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2024	2023	Change		2024	2023	Change
Revenues:
Rooms	$28,092	$28,486	(1.4)%		$89,680	$88,481	1.4%
Food and beverage	35,550	35,430	0.3%		117,942	110,390	6.8%
Other hotel revenue	6,109	8,208	(25.6)%		18,772	23,039	(18.5)%
Total revenue	69,751	72,124	(3.3)%		226,394	221,910	2.0%
Operating expenses:
Rooms	9,980	10,543	(5.3)%		31,029	32,014	(3.1)%
Food and beverage	21,806	21,164	3.0%		67,964	65,658	3.5%
Other hotel expenses	19,953	20,655	(3.4)%		61,617	62,352	(1.2)%
Management fees, net	1,068	1,492	(28.4)%		4,490	4,084	9.9%
Depreciation and amortization	8,451	8,415	0.4%		25,257	24,966	1.2%
Total operating expenses	61,258	62,269	(1.6)%		190,357	189,074	0.7%
Operating income	$8,493	$9,855	(13.8)%		$36,037	$32,836	9.7%
Performance metrics:
Occupancy	63.5%	71.5%	(8.0)	pts	66.3%	68.9%	(2.6)	pts
ADR	$240.73	$216.85	11.0%		$247.47	$235.67	5.0%
RevPAR	$152.98	$155.12	(1.4)%		$163.98	$162.38	1.0%
Total RevPAR	$379.84	$392.76	(3.3)%		$413.96	$407.24	1.7%

Gaylord Rockies Results. The results of Gaylord Rockies for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2024	2023	Change		2024	2023	Change
Revenues:
Rooms	$28,980	$27,092	7.0%		$78,363	$75,447	3.9%
Food and beverage	36,496	32,365	12.8%		114,201	101,379	12.6%
Other hotel revenue	7,182	8,746	(17.9)%		20,752	22,551	(8.0)%
Total revenue	72,658	68,203	6.5%		213,316	199,377	7.0%
Operating expenses:
Rooms	6,426	6,164	4.3%		17,803	18,215	(2.3)%
Food and beverage	21,758	19,383	12.3%		64,292	59,314	8.4%
Other hotel expenses	11,782	11,454	2.9%		32,920	33,022	(0.3)%
Management fees, net	2,172	2,031	6.9%		6,369	5,927	7.5%
Depreciation and amortization	14,475	14,201	1.9%		42,454	42,370	0.2%
Total operating expenses	56,613	53,233	6.3%		163,838	158,848	3.1%
Operating income	$16,045	$14,970	7.2%		$49,478	$40,529	22.1%
Performance metrics:
Occupancy	80.8%	79.9%	0.9	pts	75.2%	75.9%	(0.7)	pts
ADR	$259.76	$245.52	5.8%		$253.23	$242.57	4.4%
RevPAR	$209.86	$196.19	7.0%		$190.54	$184.12	3.5%
Total RevPAR	$526.16	$493.90	6.5%		$518.67	$486.56	6.6%

JW Marriott Hill Country Results. The results of JW Marriott Hill Country for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2024	2023	Change		2024	2023	Change (1)
Revenues:
Rooms	$22,278	$21,702	2.7%		$63,732	$21,702	193.7%
Food and beverage	22,155	19,373	14.4%		75,363	19,373	289.0%
Other hotel revenue	9,840	8,951	9.9%		27,969	9,672	189.2%
Total revenue	54,273	50,026	8.5%		167,064	50,747	229.2%
Operating expenses:
Rooms	4,152	3,853	7.8%		11,859	3,853	207.8%
Food and beverage	13,160	11,867	10.9%		39,657	11,867	234.2%
Other hotel expenses	17,126	16,128	6.2%		51,400	16,621	209.2%
Management fees, net	2,286	801	185.4%		7,159	801	793.8%
Depreciation and amortization	7,573	9,501	(20.3)%		22,441	9,501	136.2%
Total operating expenses	44,297	42,150	5.1%		132,516	42,643	210.8%
Operating income	$9,976	$7,876	26.7%		$34,548	$8,104	326.3%
Performance metrics:
Occupancy	73.8%	72.0%	1.8	pts	72.2%	72.0%	0.2	pts
ADR	$327.27	$327.17	0.0%		$321.73	$327.17	(1.7)%
RevPAR	$241.68	$235.43	2.7%		$232.14	$235.43	(1.4)%
Total RevPAR	$588.74	$542.67	8.5%		$608.50	$550.50	10.5%
(1)	We purchased JW Marriott Hill Country on June 30, 2023.

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2024	2023	Change	2024	2023	Change
Revenues	$82,915	$82,313	0.7%	$243,993	$236,751	3.1%
Operating expenses (1)	(61,659)	(56,222)	9.7%	(173,806)	(164,744)	5.5%
Depreciation and amortization	(7,336)	(5,400)	35.9%	(21,842)	(16,067)	35.9%
Operating income (2)(3)	$13,920	$20,691	(32.7)%	$48,345	$55,940	(13.6)%
(1)	Operating expenses for the nine-month 2024 period were reduced by a refund of $3.4 million of Tennessee franchise tax for prior years caused by a change in tax law.
(2)	Operating income does not include preopening costs of $0.9 million and $0.2 million in the three months ended September 30, 2024 and 2023, respectively, and $3.4 million and $0.4 million in the nine months ended September 30, 2024 and 2023, respectively. See discussion of this item below.
(3)	Operating income does not include income (loss) from unconsolidated joint ventures of $(12.6) million in the three months ended September 30, 2023 and $0.2 million and $(17.5) million in the nine months ended September 30, 2024 and 2023, respectively. See discussion of this item below.

Revenues increased in our Entertainment segment in the three and nine months ended September 30, 2024, as compared to the prior year periods, as incremental revenue from Ole Red Las Vegas, which opened in January 2024, was partially offset by the Wildhorse Saloon being temporarily closed as it was being rebranded as Category 10 and a decrease at the W Austin primarily as a result of the disruption caused by the ongoing construction of enhancements at the property.

Entertainment segment operating expenses increased in the 2024 periods, as compared to the 2023 periods, primarily due to the opening of Ole Red Las Vegas, partially offset by the temporary closure of the Wildhorse Saloon. The nine-month 2024 period also includes a refund of Tennessee franchise tax for prior years caused by a change in tax law.

Depreciation and amortization increased in the 2024 periods, as compared to the 2023 periods, primarily due to the depreciable assets associated with the opening of Ole Red Las Vegas.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2024	2023	Change	2024	2023	Change
Operating expenses	$9,724	$10,103	(3.8)%	$31,080	$30,582	1.6%
Depreciation and amortization	227	220	3.2%	693	646	7.3%
Operating loss (1)	$(9,951)	$(10,323)	3.6%	$(31,773)	$(31,228)	(1.7)%
(1)	Operating loss does not include a gain on sale of assets of $0.3 million in the nine months ended September 30, 2024.

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses decreased in the three months and increased in the nine months ended September 30, 2024, respectively, as compared to the prior year periods, primarily as a result of changes in employment expenses.

Operating Results – Preopening Costs

Preopening costs during the three and nine months ended September 30, 2024 primarily include costs associated with Category 10, which opened November 2024. Preopening costs during the three and nine months ended September 30, 2023 primarily include costs associated with Ole Red Las Vegas, which opened in January 2024.

Operating Results – Gain on Sale of Assets

Gain on sale of assets during the nine months ended September 30, 2024 includes the sale of miscellaneous corporate assets.

Non-Operating Results Affecting Net Income

The following table summarizes the other factors which affected our net income for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2024	2023	Change	2024	2023	Change
Interest expense	$54,546	$58,521	(6.8)%	$171,566	$150,228	14.2%
Interest income	7,219	6,112	18.1%	21,805	13,977	56.0%
Loss on extinguishment of debt	—	—	—%	(2,319)	(2,252)	(3.0)%
Income (loss) from unconsolidated joint ventures	9	(12,566)	100.1%	224	(17,525)	101.3%
Other gains and (losses), net	2,758	5,993	(54.0)%	3,075	5,470	(43.8)%
Provision for income taxes	(922)	(2,156)	57.2%	(13,652)	(7,333)	(86.2)%

Interest Expense

The following presents interest expense associated with our outstanding borrowings, including the impact of interest rate swaps, for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2024	2023	Change	2024	2023	Change
RHP Revolving Credit Facility	$1,028	$1,019	0.9%	$3,027	$3,165	(4.4)%
RHP Term Loan B	5,982	10,464	(42.8)%	22,231	20,854	6.6%
RHP Senior Notes	39,736	21,498	84.8%	103,671	55,279	87.5%
Gaylord Rockies Term Loan	—	15,102	(100.0)%	15,495	39,804	(61.1)%
OEG Term Loan	7,148	8,409	(15.0)%	23,779	24,412	(2.6)%
OEG Revolver	473	326	45.1%	1,593	1,002	59.0%
Block 21 CMBS Loan	2,110	2,135	(1.2)%	6,321	6,373	(0.8)%
Other (1)	(1,931)	(432)	(347.0)%	(4,551)	(661)	(588.5)%
Total interest expense	$54,546	$58,521	(6.8)%	$171,566	$150,228	14.2%
(1)	Other includes capitalized interest, as well as other miscellaneous items.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 6.5% and 6.8% for the three months ended September 30, 2024 and 2023, respectively, and 6.8% and 6.4% for the nine months ended September 30, 2024 and 2023, respectively.

Interest Income

Interest income for the three and nine months ended September 30, 2024 primarily includes amounts earned on our cash balances, as well as the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

As a result of the June 2024 refinancing of the OEG credit agreement, the April 2024 repricing of the RHP term loan B, and the March 2024 repayment of the Gaylord Rockies $800 million term loan (see “Principal Debt Agreements” below), we recognized a loss on extinguishment of debt of $2.3 million in the nine months ended September 30, 2024.

As a result of the May 2023 refinancing of our credit facility and the extension of the Gaylord Rockies $800 million term loan, we recognized a loss on extinguishment of debt of $2.3 million in the nine months ended September 30, 2023.

Income (Loss) from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for the three and nine months ended September 30, 2023 represents our equity method share of losses associated with our previous investment in Circle, a joint venture that we and our joint venture partner agreed to wind down at the end of 2023.

Other Gains and (Losses), net

Other gains and (losses), net for the three and nine months ended September 30, 2024 and 2023 primarily includes a gain of $3.2 million and $6.1 million, respectively, from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses.

Provision for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended September 30, 2024 and 2023, we recorded an income tax provision of $0.9 million and $2.2 million, respectively, and for the nine months ended September 30, 2024 and 2023, we recorded an income tax provision of $13.7 million and $7.3 million, respectively, related to our TRSs. The change in the income tax provision for the 2024 periods, as compared to the 2023 periods, relates to both changes in income at our TRSs in the 2024 periods and the effect of changes in valuation allowance in the 2023 periods.

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

We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDAre, Adjusted EBITDAre, Excluding Noncontrolling Interest in Consolidated Joint Venture, FFO available to common stockholders and unit holders, and Adjusted FFO available to common stockholders and unit holders may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. These non-GAAP financial measures, and any related per share measures, should not be considered as alternative measures of our Net Income, operating performance, cash flow or liquidity. These non-GAAP financial measures may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that these non-GAAP financial measures can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to GAAP measures such as Net Income (Loss), Operating Income (Loss), or cash flow from operations.

The following is a reconciliation of our consolidated GAAP net income to EBITDAre, Adjusted EBITDAre, and Adjusted EBITDAre, Excluding Noncontrolling Interest in Consolidated Joint Venture for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$60,398	$40,785	$207,899	$171,922
Interest expense, net	47,327	52,409	149,761	136,251
Provision for income taxes	922	2,156	13,652	7,333
Depreciation and amortization	59,051	58,086	174,806	154,700
Gain on sale of assets	—	—	(270)	—
Pro rata EBITDAre from unconsolidated joint ventures	1	5	5	22
EBITDAre	167,699	153,441	545,853	470,228
Preopening costs	870	168	3,361	425
Non-cash lease expense	1,046	1,495	2,904	4,495
Equity-based compensation expense	3,479	3,940	10,724	11,480
Pension settlement charge	597	—	597	—
Interest income on Gaylord National bonds	1,113	1,201	3,503	3,742
Loss on extinguishment of debt	—	—	2,319	2,252
Pro rata adjusted EBITDAre from unconsolidated joint ventures	(1)	10,629	(198)	10,629
Adjusted EBITDAre	174,803	170,874	569,063	503,251
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	(6,735)	(7,686)	(22,119)	(20,801)
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$168,068	$163,188	$546,944	$482,450

The following is a reconciliation of our consolidated GAAP net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$60,398	$40,785	$207,899	$171,922
Noncontrolling interest in consolidated joint venture	(997)	715	(3,688)	(1,656)
Net income available to common stockholders and unit holders	59,401	41,500	204,211	170,266
Depreciation and amortization	59,004	58,028	174,664	154,581
Adjustments for noncontrolling interest	(2,201)	(1,620)	(6,553)	(4,820)
Pro rata adjustments from joint ventures	1	23	3	69
FFO available to common stockholders and unit holders	116,205	97,931	372,325	320,096
Right-of-use asset amortization	47	58	142	119
Non-cash lease expense	1,046	1,495	2,904	4,495
Pension settlement charge	597	—	597	—
Pro rata adjustments from joint ventures	(1)	10,629	(198)	10,629
Gain on other assets	—	—	(270)	—
Amortization of deferred financing costs	2,647	2,682	7,995	7,989
Amortization of debt discounts and premiums	545	637	1,852	1,688
Loss on extinguishment of debt	—	—	2,319	2,252
Adjustments for noncontrolling interest	(902)	(3,616)	(2,020)	(4,898)
Deferred tax provision	51	1,463	10,715	4,894
Adjusted FFO available to common stockholders and unit holders	$120,235	$111,279	$396,361	$347,264

Liquidity and Capital Resources

Cash Flows Provided By Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the nine months ended September 30, 2024, our net cash flows provided by operating activities were $409.9 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $411.9 million, partially offset by unfavorable changes in working capital of $2.0 million.

During the nine months ended September 30, 2023, our net cash flows provided by operating activities were $369.9 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $368.5 million and favorable changes in working capital of $1.4 million.

Cash Flows Used In Investing Activities. During the nine months ended September 30, 2024, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $317.3 million, and consisted primarily of enhancements at Gaylord Rockies to construct a new events pavilion, enhance the grand lodge and reposition its food and beverage outlets; the conversion of the Wildhorse Saloon to Category 10; a rooms renovation at the W Austin and common area enhancements at Block 21; the completion of Ole Red Las Vegas; enhancements to meeting spaces at Gaylord Opryland; a rooms and lobby renovation at Gaylord Palms; and ongoing maintenance capital expenditures for each of our existing properties.

During the nine months ended September 30, 2023, our primary use of funds for investing activities were the use of $791.5 million to purchase JW Marriott Hill Country and purchases of property and equipment, which totaled $122.2 million. Purchases of property and equipment consisted primarily of enhancements at Gaylord Rockies to better position the property for our group customers, the construction of Ole Red Las Vegas, a rooms, restaurant and meeting space renovation at Gaylord Palms, enhancements to the offerings at Block 21, and ongoing maintenance capital expenditures for each of our existing properties.

Cash Flows Provided By (Used In) Financing Activities. Our cash flows from financing activities primarily reflect the incurrence and repayment of long-term debt and the payment of cash dividends. During the nine months ended September 30, 2024, our net cash flows used in financing activities were $226.0 million, primarily reflecting the issuance of $1 billion in 6.50% senior notes, offset by the prepayment of the Gaylord Rockies $800.0 million term loan, the net repayment of $202.7 million under our term loan B, the payment of $199.8 million in cash dividends and the payment of $23.1 million in deferred financing costs.

During the nine months ended September 30, 2023, our net cash flows provided by financing activities were $769.9 million, primarily reflecting the issuance of the $400 Million 7.25% Senior Notes (as defined below), $395.4 million in net proceeds from the issuance of approximately 4.4 million shares of our common stock, and the net borrowing of $122.5 million under our credit facility, partially offset by the payment of $115.9 million in cash dividends, and the payment of $23.4 million in deferred financing costs.

Liquidity

At September 30, 2024, we had $534.9 million in unrestricted cash and $759.7 million available for borrowing in the aggregate under our revolving credit facility and the OEG revolving credit facility. During the nine months ended September 30, 2024, we issued $1 billion in 6.50% senior notes, repaid the $800.0 million Gaylord Rockies term loan, repaid $202.7 million under our term loan B, incurred capital expenditures of $317.3 million and paid $199.8 million in cash dividends. These changes, partially offset by the cash flows provided by operations discussed above, were the primary factors in the decrease in our cash balance from December 31, 2023 to September 30, 2024.

We anticipate investing in our operations during the remainder of 2024 by spending between approximately $80 million and $130 million in capital expenditures, which includes projects at Gaylord Rockies to enhance the grand lodge and reposition its food and beverage outlets; enhancements to meeting spaces at Gaylord Opryland to further appeal to our target group customers; a rooms renovation at the W Austin and common area enhancements at Block 21; a rooms renovation at Gaylord Palms; and ongoing maintenance capital for each of our current facilities. Further, our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually. Future dividends are subject to our board of directors’ future determinations as to amount and timing. We currently have no debt maturities until January 2026. We believe we will be able to refinance our debt agreements prior to their maturities.

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

Our outstanding principal debt agreements are described below. At September 30, 2024, there were no defaults under the covenants related to our outstanding debt.

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

Revolving Credit Facility. The maturity date of the Revolver is May 18, 2027, with the option to extend the maturity date for a maximum of one additional year through either (i) a single 12-month extension option or (ii) two individual 6-

month extensions. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) Adjusted Term SOFR plus the applicable margin ranging from 1.40% to 2.00%, (ii) Adjusted Daily Simple SOFR plus the applicable margin ranging from 1.40% to 2.00% or (iii) a base rate as set forth in the Credit Agreement plus the applicable margin ranging from 0.40% to 1.00%, with each option dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement). Principal is payable in full at maturity, and the Revolver was undrawn at closing.

For purposes of the Revolver, Adjusted Term SOFR is calculated as the sum of Term SOFR plus an adjustment of 0.10% (all as more specifically described in the Credit Agreement), subject to a floor of 0.00%. Adjusted Daily Simple SOFR is calculated as the sum of SOFR plus an adjustment of 0.10% (all as more specifically described in the Credit Agreement), subject to a floor of 0.00%.

At September 30, 2024, no amounts were outstanding under the Revolver, and the lending banks had issued $4.3 million of letters of credit under the Credit Agreement, which left $695.7 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $1 Billion 6.50% Senior Notes, our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), our $600 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”) and our $400 million in aggregate principal amount of senior notes due 2028 (the “$400 Million 7.25% Senior Notes”), which we met at September 30, 2024).

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

On April 12, 2024, we entered into an Incremental Tranche B Term Loan Agreement (the “Incremental Agreement”), which supplements the Credit Agreement and includes the addition of certain new lenders and the removal of certain other lenders. The Incremental Agreement reduces the applicable interest rate margins for the loans advanced under the refinanced Term Loan B. The applicable interest rate margins for the refinanced Term Loan B under the Incremental Agreement are (i) 2.25% for SOFR Loans (as defined in the Credit Agreement) and (ii) 1.25% for base rate loans. At September 30, 2024, the interest rate on the Term Loan B was Term SOFR plus 2.25%. The Incremental Agreement did not change the maturity dates under the Credit Agreement or result in any increase in principal indebtedness. In addition, the Incremental Agreement confirms that the annual amortization under the Term Loan B is 1% of the refinanced $295.0 million outstanding principal amount, with the balance due at maturity. At September 30, 2024, $293.5 million in borrowings were outstanding under the Term Loan B.

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

The $700 Million 4.75% Senior Notes are currently redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 101.188%, and 100.000% beginning on October 15 of 2024 and 2025, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

$400 Million 7.25% Senior Notes. On June 22, 2023, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of 7.25% senior notes due 2028, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $400 Million 7.25% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association as trustee. The $400 Million 7.25% Senior Notes have a maturity date of July 15, 2028 and bear interest at 7.25% per annum, payable semi-annually in cash in arrears on January 15 and July 15 each year. The $400 Million 7.25% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes and the $600 Million 4.50% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 7.25% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 7.25% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 7.25% Senior Notes.

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

The Amended OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $80.0 million (the “OEG Revolver”). The OEG Term Loan refinances and replaces the former term loan in the outstanding principal amount of $294.8 million as of June 28, 2024 and the OEG Revolver refinances and replaces the senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million. At September 30, 2024, $16.0 million was outstanding under the OEG Revolver.

The OEG Term Loan and the OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21-related subsidiaries, as more specifically described in the Amended OEG Credit Agreement). The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the Amended OEG Credit Agreement: (a) the Alternate Base Rate plus 2.50% or (b) Adjusted Term SOFR plus 3.50% (all as more specifically described in the Amended OEG Credit Agreement). Borrowings under the OEG Revolver bear interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the Amended OEG Credit Agreement: (a) the Alternate Base Rate plus the Applicable Rate (as defined in the Amended OEG Credit Agreement) or (b) Adjusted Term SOFR plus the Applicable Rate. Under the Amended OEG Credit Agreement, (i) the Applicable Rate for Alternative Base Rate loans will be between 2.75% and 2.25% and (ii) the Applicable Rate for Adjusted Term SOFR loans will be between 3.75% and 3.25%, in each of (i) and (ii) based upon the First Lien Leverage Ratio of OEG Finance and its consolidated subsidiaries (as more specifically described in the Amended OEG Credit Agreement). The Applicable Rate for borrowings as of September 30, 2024 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans.

The OEG Term Loan matures on June 28, 2031 and the OEG Revolver matures on June 28, 2029. OEG Borrower used the proceeds of the OEG Term Loan to refinance the original term loan under the Original OEG Credit Agreement.

Block 21 CMBS Loan. At the closing of the purchase of Block 21 in May 2022, a subsidiary of the Company assumed the $136 million, ten-year, non-recourse term loan secured by a mortgage on Block 21 (the “Block 21 CMBS Loan”). The Block 21 CMBS Loan has a fixed interest rate of 5.58% per annum, payable monthly, matures January 5, 2026, and payments are due monthly based on a 30-year amortization. At September 30, 2024, $129.7 million was outstanding under the Block 21 CMBS Loan.

The Block 21 CMBS Loan contains customary financial covenants and other restrictions, including sponsor net worth and liquidity requirements, and debt service coverage ratio targets that Block 21 must meet in order to avoid a “Trigger Period,” the occurrence of which does not constitute a default. The disruption caused by a significant renovation of the rooms and public spaces at the W Hotel, which is nearing completion, negatively impacted the results of Block 21 and resulted in the Trigger Period expected to be effective starting September 30, 2024. During the Trigger Period, cash in excess of operating expenses, debt service, certain reserves and operating expenses is deposited in a reserve account and held until Block 21 exits the Trigger Period by achieving a specified minimum debt service coverage ratio on a trailing twelve-month basis, at which time the reserved cash will be released to Block 21 and its owner.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at September 30, 2024 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2028 are $805.3 million. These estimated obligations are $52.1 million for the remainder of 2024, $208.1 million in 2025, $201.1 million in 2026, $192.3 million in 2027, and $151.6 million in 2028. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the interest we paid during 2023, 2022 and 2021.

Inflation

Inflation has had a more meaningful impact on our business during recent periods than in historical periods. However, favorable ADR and outside-the-room spend in our Hospitality segment and business levels in our Entertainment segment in recent periods have reduced the impact of increased operating costs, including increased insurance, utilities and other costs, on our financial position and results of operations.

Additionally, increased interest rates have driven higher interest expense on our debt. In an effort to mitigate the impact of increased interest rates, at September 30, 2024, 85% of our outstanding debt is fixed-rate debt, after considering the impact of interest rate swaps.

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

September 30,
2024
Other assets	$3,409,885
Total assets	$3,409,885

Net payables due to non-guarantor subsidiaries	$219,960
Other liabilities	3,210,655
Total liabilities	$3,430,615
Total noncontrolling interest	$3,659

Nine Months Ended
September 30, 2024
Revenues from non-guarantor subsidiaries	$428,506
Operating expenses (excluding expenses to non-guarantor subsidiaries)	125,798
Expenses to non-guarantor subsidiaries	18,457
Operating income	284,251
Interest income from non-guarantor subsidiaries	1,865
Net income	154,408
Net income available to common stockholders	149,381

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP. Certain of our accounting policies, including those related to impairment of long-lived and other assets, credit losses on financial assets, income taxes, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no newly identified critical accounting policies in the first nine months of 2024, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).
3.2	Second Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 24, 2023).
22	List of Parent and Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2024).
31.1*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Jennifer Hutcheson pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1**	Certification of Mark Fioravanti and Jennifer Hutcheson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Equity and Noncontrolling Interest (unaudited) for the three months and nine months ended September 30, 2024 and 2023, and (v) Notes To Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: November 5, 2024	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Executive Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer