Form 10-K
period 2024-12-31
Ryman Hospitality Properties, Inc.
filed 2025-02-21
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on June 28, 2024 of $99.86 per share was approximately $5,799,975,051 (assuming for this purpose that shares beneficially owned by persons other than officers or directors of the registrant, and their affiliates, are held by non-affiliates).

As of January 31, 2025 there were 59,903,401 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

RYMAN HOSPITALITY PROPERTIES, INC.

2024 ANNUAL REPORT ON FORM 10-K

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

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) the future performance of our business, anticipated business levels and our anticipated financial results during future periods, and other business or operational issues; (ii) the effect of our election to be taxed as a real estate investment trust (“REIT”) and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) our dividend policy, including the frequency and amount of any dividend we may pay; (v) our strategic goals and potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) the ability of Marriott International, Inc. (“Marriott”) to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our ability to borrow available funds under our credit facility; (x) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xi) the effects of inflation and increased costs on our business and on our customers, including group customers at our hotels; and (xii) any other business or operational matters.

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

Risk Factors Summary

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Set forth below is a summary list of the principal risk factors as of the date of the filing of this Annual Report on Form 10-K:

●	If Marriott or any future third-party hotel manager does not manage our hotel properties or other businesses successfully, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders may be negatively impacted. Further, the operation and management of our current hotel properties, the operation of which generates substantially all of our Hospitality segment revenue, is concentrated in Marriott.
●	Restrictive covenants and other provisions in our hotel management agreements with third-party hotel managers could limit our ability to sell or lease our hotel properties or refinance our existing debt. In addition, Marriott and any future third-party hotel manager may own or operate hotels that compete with our hotel properties.
●	Our concentration in the hospitality industry, and in particular the group-oriented meetings sector of the hospitality industry, exposes us to certain risks outside of our and Marriott’s control. In addition, the geographic concentration of our current hotel properties subjects us to a greater degree of risk to certain factors.
●	Inflation may adversely affect our financial condition and results of operations.
●	The hotel business is capital-intensive, and our inability to obtain financing or successfully complete acquisitions or capital improvements, or the disruption associated with them, could limit our growth or impact our performance.
●	Our TRS lessee structure subjects us to the risk of increased hotel operating expenses and the inability of our TRS lessees to make lease payments to us.
●	We and our third-party hotel manager rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure could harm our business. In addition, changes in privacy and data security laws could increase our operating costs and increase our exposure to fines and litigation, and cyber security incidents could have a disruptive effect on our business.
●	Our real estate assets are subject to numerous risks, including environmental regulations that could impose significant financial liability on us and illiquidity of real estate investments. Moreover, compliance with the Americans with Disabilities Act could require us to incur substantial costs.
●	As an owner of hotel properties and operator of leisure businesses, we are subject to risks relating to acts of God, outbreaks of pandemic disease, terrorist activity and war. Our operating results and ability to service debt and make distributions to stockholders may be adversely affected by operating risks common to the lodging industry.
●	We are subject to risks associated with our hotel managers’ employment of hotel personnel, particularly with hotels whose managers employ unionized labor, which could increase our hotels’ operating costs, including, but not limited to, an increase in wages and benefit costs, reduce the flexibility of our third-party hotel managers to adjust the size of the workforce at our hotel properties and impair our ability to make distributions to our stockholders. Our business could suffer if our hotel managers cannot attract and retain qualified hotel personnel.
●	Any failure to protect the trademarks and intellectual property used in our business could reduce the value of our brand names and harm our business.
●	We conduct the operations of our Entertainment segment through OEG, and our ownership is subject to the terms of agreements with A-OEG Holdings, LLC, an affiliate of Atairos (as defined below in Part I, Item 1). Any disagreement with Atairos or its affiliate may adversely affect our interest in OEG.

●	Hospitality companies have been the target of class actions and other lawsuits alleging violations of federal and state law and other claims, and we may be subject to legal claims.
●	If we fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income. As a REIT, failure to make required distributions to our stockholders would subject us to federal and state corporate income tax.
●	Even though we are conducting our business as a REIT, certain of our business activities will be subject to corporate level income tax, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.
●	Complying with REIT requirements may limit our ability to hedge effectively and increase the costs of our hedging, may cause us to incur tax liabilities, and may limit our flexibility or cause us to forego otherwise attractive opportunities. Further, we may be required to borrow funds, sell assets, or issue equity to satisfy our REIT distribution requirements or maintain the asset ownership tests.
●	Taxation of dividend income could make our stock less attractive to certain investors and reduce the market price of our stock.
●	Legislative or other actions affecting REITs could have a negative effect on us or our stockholders, and even as a REIT, changes in federal, state, or local tax law, interpretations of existing tax law or agreements with tax authorities could affect our profitability and financial condition by increasing our tax costs or reduce the market price of our stock by making an investment in us less attractive to certain investors.
●	The ability of our board of directors to revoke our REIT qualification, without stockholder approval, may cause adverse consequences to our stockholders.
●	Our planned use of TRSs may cause us to fail to qualify as a REIT, and if our leases of our hotel properties to TRS lessees are not true leases for federal income tax purposes, we may fail to qualify as a REIT.
●	If Marriott or any future third-party hotel manager fails to qualify as an “eligible independent contractor,” or if our hotels are not “qualified lodging facilities” (as each such term is defined in the U.S. Internal Revenue Code), we may fail to qualify as a REIT.
●	Our cash distributions are not guaranteed and may fluctuate.
●	We have invested in, and in the future may invest in, joint ventures, certain minority equity interests, mortgage loans or mezzanine debt over which we may not have significant control, to or for which we may owe significant funding or obligations and for which there is no readily available market, and these investments may not be profitable.
●	Our substantial debt could reduce our cash flow and limit our business activities, and our indebtedness is secured by a substantial portion of our assets. In addition, we could be required to refinance our debt before it matures and there is no assurance that we will be able to refinance our debt on acceptable terms.
●	We are a holding company and depend on our subsidiaries’ cash flow to meet our debt service obligations. To service our debt and pay other obligations, we will require a significant amount of cash, which may not be available to us.
●	The agreements governing our debt contain various covenants that may limit our ability to operate our business and impair our ability to make distributions to our stockholders in accordance with our announced intended dividend policy or otherwise.
●	The ownership limitations in our charter may restrict or prevent stockholders from engaging in certain transfers of our common stock.

Item 1.            Business

Overview

Ryman is the successor to Gaylord Entertainment Company (“Gaylord”), a Delaware corporation originally incorporated in 1956. As part of the plan to restructure our business operations to facilitate our qualification as a REIT for federal income tax purposes, Gaylord merged with and into its wholly-owned subsidiary, Ryman, on October 1, 2012, with Ryman as the surviving corporation, and Ryman succeeded to and began conducting, either directly or indirectly, all of the business conducted by Gaylord immediately prior to the merger. Ryman is a Delaware corporation that began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013. We specialize in group-oriented, destination hotel assets in urban and resort markets. As a REIT, we generally will not be subject to federal corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment substantially eliminates the federal “double taxation” on earnings from our REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C corporation. Our non-REIT operations, which consist of the activities of our TRSs that lease or sublease our hotels from our Operating Partnership (as defined below) and its subsidiaries, as well as businesses within our Entertainment segment, continue to be subject, as applicable, to federal and state corporate income taxes.

Our owned assets include a network of five upscale, meetings-focused resorts totaling 9,917 rooms that are managed by Marriott under the Gaylord Hotels brand. These five resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). Our other owned hotel assets managed by Marriott include the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”) (effective June 30, 2023), the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

We also own a controlling 70% equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which we report as our Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 99 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a Luke Combs-themed bar, music venue and event space that opened in November 2024; as of May 31, 2022, Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”); and as of January 3, 2025, a majority equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company. Prior to June 16, 2022, we owned 100% of OEG.

Our operations are organized into three principal business segments: (i) Hospitality, which includes our Gaylord Hotels properties, JW Marriott Hill Country (effective June 30, 2023), the Inn at Opryland and the AC Hotel; (ii) Entertainment, which includes the entertainment and media assets comprising OEG; and (iii) Corporate and Other, which includes corporate expenses. These three business segments — Hospitality, Entertainment, and Corporate and Other — represented approximately 85%, 15% and 0%, respectively, of our total revenues for the fiscal year ended December 31, 2024.

Financial information by business segment and for each of our Gaylord Hotels properties as of December 31, 2024 and for each of the three years then ended appears in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 13 – Financial Reporting by Business Segments” to our consolidated financial statements included in this Annual Report on Form 10-K.

Our Long-Term Strategic Plan

Our goal is to be the nation’s premier hospitality REIT for group-oriented, destination hotel assets in urban and resort markets.

●	Existing Hotel Property Design. Our Gaylord Hotels properties focus on the large group meetings and regional leisure transient markets in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. This strategy creates a better experience for both meeting planners and guests and has led to our current Gaylord Hotels properties claiming a place among the leading convention hotels in the country.
●	Expansion of Hotel Asset Portfolio. Part of our long-term growth strategy includes acquisitions or developments of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We will consider attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are generally interested in highly accessible upper-upscale or luxury assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess significant meeting space or present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We are consistently considering acquisitions that would expand the geographic diversity of our existing asset portfolio. To this end, we purchased JW Marriott Hill Country in June 2023.
●	Continued Investment in Our Existing Properties. We continuously evaluate and invest in our current portfolio and consider enhancements or expansions as part of our long-term strategic plan. In 2022, we completed a re-concepting of the food and beverage options at Gaylord National and began a $98 million multi-year interior and exterior enhancement project at Gaylord Rockies to better position the property for our group customers. In early 2024, we identified over $1 billion in capital investment opportunities across our entire hotel portfolio, comprised of projects that we anticipate completing in phases through 2027, and in January 2025, we announced plans for the latest portion of a nearly $225 million multi-phase capital improvement plan at Gaylord Opryland that includes an expansion of approximately 108,000 square feet of premium, carpeted meeting space, which is in addition to the ongoing renovation of multiple ballrooms and pre-function space and a sports bar, event lawn and pavilion currently under construction.
●	Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, OEG has invested in six Ole Red locations, purchased Block 21, opened Category 10 in November 2024, and purchased a majority interest in Southern Entertainment in January 2025. Further, in 2022, we completed a strategic transaction to sell a minority interest in OEG to an affiliate of Atairos Group, Inc. (“Atairos”) and its strategic partner NBCUniversal, who we believe will continue to help us expand the distribution of our OEG brands.
●	Short-Term Capital Allocation. Our short-term capital allocation strategy is focused on returning capital to stockholders through the payment of dividends, in addition to investing in our assets and operations. Our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually, subject to our board of directors’ future determinations as to the amount of any distributions and the timing thereof.

Description of our Hotel Portfolio

Our Gaylord Hotels properties incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has placed our Gaylord Hotels properties among the leading convention hotels in the country. Our Gaylord Hotels properties are routinely recognized by many industry and commercial publications, including being named the 2023 and 2024 STELLA Award Gold Winner for best hotel chain by Northstar Meetings Group.

Marriott is responsible for the day-to-day management of our Gaylord Hotels properties, the JW Marriott Hill Country, the Inn at Opryland, and the AC Hotel. We believe that our Gaylord Hotels properties have benefitted and will continue to benefit from Marriott’s expansive sales force and popular frequent traveler program, as well as its ability to manage group business.

Based on our information, publicly available information, and information and data obtained from Smith Travel Research, the top 10 non-gaming hotels within the United States with the highest square footage of self-contained exhibit and meeting space as of January 2025 are as follows:

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

Gaylord Opryland Resort & Convention Center — Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the Ryman Auditorium, the General Jackson Showboat, Gaylord Springs Golf Links (“Gaylord Springs”) – our 18-hole championship golf course with a 40,000 square-foot antebellum-style clubhouse offering meeting space for up to 500 guests – and other attractions in the Nashville area. Gaylord Opryland has 2,888 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 640,000 square feet. In January 2025, we announced plans for the latest portion of a nearly $225 million multi-phase capital improvement plan at Gaylord Opryland that includes an expansion consisting of approximately 108,000 square feet of premium, carpeted meeting space, which is in addition to the ongoing renovation of multiple ballrooms and pre-function space and a sports bar, event lawn and pavilion currently under construction. Gaylord Opryland was named a 2024 Award of Excellence Recipient from Corporate & Incentive Travel magazine and has been recognized as a member of Meeting & Conventions’ Hall of Fame.

Gaylord Palms Resort & Convention Center — Kissimmee, Florida. Gaylord Palms has 1,718 signature guest rooms, five ballrooms with approximately 115,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 467,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida, which we have leased pursuant to a 75-year ground lease with a 24-year renewal option. The resort is approximately a five-minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets, a new resort rapid river, and a full-service spa with 20,000 square feet of dedicated space. Hotel guests also have golf privileges at Celebration Golf Club, located approximately two miles from the property. Gaylord Palms is rated as a AAA Four-Diamond Hotel and has been recognized as a member of Meeting & Conventions Hall of Fame.

Gaylord Texan Resort & Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. Of the 85 acres, we own 75 acres and lease approximately 10 acres pursuant to a ground lease. The hotel features a lavish and expansive atrium, 1,814 signature guest rooms, four ballrooms with approximately 115,000 square feet, 88 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 488,000 square feet. The property also includes a number of themed restaurants, retail outlets, a resort pool, a full-service spa with 25,000 square feet of dedicated space, and an entertainment complex consisting of an approximately 39,000 square foot venue with a performance stage, dance floor, and a two-story outdoor deck. Guests also have access to the adjacent Cowboys Golf Club. Gaylord Texan is rated as a AAA Four-Diamond Hotel.

Gaylord National Resort & Convention Center — National Harbor, Maryland. Gaylord National is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 501,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center, a freestanding 24,000-square foot ballroom building offering 16,000 square feet of meeting space on the banks of the Potomac River, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. Gaylord National is rated as a AAA Four-Diamond Hotel.

Gaylord Rockies Resort & Convention Center — Aurora, Colorado. Gaylord Rockies is situated on approximately 85 acres and is located approximately 10 minutes from Denver International Airport. The hotel features a lavish and expansive atrium, 1,501 signature guest rooms, including 114 suites, four ballrooms with up to approximately 60,000 square feet, up to 81 breakout rooms, indoor meeting, exhibit and pre-function space of approximately 409,000 square feet, and additional outdoor meeting space of approximately 76,000 square feet. The property also includes a number of themed restaurants, retail outlets, a full-service spa, five outdoor event spaces and an indoor/outdoor pool complex. Gaylord Rockies is rated as a AAA Four-Diamond Hotel. In 2024, we completed a $98 million multi-year interior and exterior enhancement project at Gaylord Rockies to better position the property for our group customers.

JW Marriott San Antonio Hill Country Resort & Spa — San Antonio, Texas. We purchased JW Marriott Hill Country June 30, 2023. The property is situated on approximately 600 acres in the Texan Hill Country region outside of San Antonio. The hotel features 1,002 guest rooms and indoor and outdoor meeting and event space of approximately 268,000 square feet. The property also includes eight food and beverage outlets, a full-service spa with 26,000 square feet of dedicated space, a nine-acre water experience, and TPC San Antonio, which features two 18-hole golf courses. JW Marriott Hill Country is rated as a AAA Four-Diamond Hotel and was named a 2024 STELLA Award Bronze Winner for each of best food and beverage, best golf resort and best on-site support staff by Northstar Meetings Group.

Inn at Opryland. The Inn at Opryland is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space.

AC Hotel. The AC Hotel is located near Gaylord National. The hotel has 192 rooms and approximately 3,700 square feet of meeting space.

Description of our Entertainment Portfolio

The Grand Ole Opry. The Grand Ole Opry, which will celebrate its 100th anniversary in 2025, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Grand Ole Opry House, home of the Grand Ole Opry, seats approximately 4,400 and is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and Sirius/XM Radio and streamed on the Internet. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists and other acts.

Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently in January 2025. Ryman Auditorium has won numerous awards, including “Theatre of the Year” by Pollstar Concert Industry Awards, “Venue of the Year” by the Country Music Association, and “Venue of the Year – Small Capacity” by the Academy of Country Music, winning each on several occasions.

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

Category 10. In November 2024, we opened Category 10 after renovating and repositioning the Wildhorse Saloon, our country music performance venue in downtown Nashville. This 67,000 square foot, three-story venue includes a concert hall available for ticketed events, a honky-tonk, a sports bar, an upscale lounge, the largest rooftop venue in downtown Nashville (which opened in February 2025), and numerous food and beverage options.

WSM-AM. WSM-AM commenced broadcasting in 1925. The involvement of Ryman’s predecessors with country music dates back to the creation of the radio program that became The Grand Ole Opry, which has been broadcast live on WSM-AM since 1925. WSM-AM is broadcast from the Grand Ole Opry House plaza in Nashville and has a country music format. WSM-AM is one of the nation’s “clear channel” stations, meaning that no other station in a 750-mile radius uses the same frequency for night time broadcasts. As a result, the station’s signal, transmitted by a 50,000-watt transmitter, can be heard at night in much of the United States and parts of Canada.

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

As a REIT, at least 75% of our gross income for each taxable year must generally be derived from “rents from real property” or other income permitted by the Internal Revenue Code of 1986, as amended (the “Code”). To meet this requirement, our hotel properties are owned or leased by certain subsidiaries of the Operating Partnership, which are disregarded entities for federal income tax purposes, and these subsidiaries lease or sublease our hotels to our TRS lessees pursuant to leases that contain economic terms which are similar to leases between unrelated parties. The rent that we receive from our TRS lessees qualifies as “rents from real property” as long as the property is operated on behalf of our TRS lessees by a person who qualifies as an “independent contractor” (as defined in the Code) and who is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” (as defined in the Code) for any person unrelated to us and our TRS lessees (an “eligible independent contractor”). Our TRS lessees have engaged Marriott to manage the day-to-day operations of our hotels as an eligible independent contractor.

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

Human Capital

We create unique destination and entertainment experiences for our customers. To serve our customers, we have built a strong, people-centric corporate culture that provides opportunities for growth and improves our local communities. Providing competitive compensation and benefits to our employees is fundamental to the success of our organization. We believe that caring for the people who work in our businesses and communities leads to a more positive experience for our guests and gives us a competitive advantage in the industries in which we operate.

Our goal is to employ a highly engaged, high-performing and satisfied workforce.

Our Workforce

As of December 31, 2024, we employed 1,929 people, including 1,047 full-time and 882 part-time and on-call employees in our Entertainment and Corporate segments. Fifty-three percent of our population were female and 47% were male. Women held 49% of leadership positions as of December 31, 2024. We do not have any employees in our direct employment represented by collective bargaining agreements.

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

Philosophy and Culture

Our people-first philosophy centers around creating a workplace culture where all employees feel respected, valued and inspired. We prioritize communication to ensure our employees feel connected to our company’s goals and engaged in the communities we serve. Our commitment to an inclusive work environment is a top priority. Additionally, our benefits philosophy includes resources to help employees live happier, healthier lives, while rewarding performance and encouraging retention. In the last three years, despite rising healthcare costs, we have kept employee healthcare premium increases at or below 5%, this year capping the premium increase at 2.5%. Our people-first culture and our benefits offerings contribute to our ability to remain an employer of choice in each of our markets.

Programs in place to reinforce our people-centric culture include, among others:

●	Inclusion: We are committed to building an inclusive workforce through recruitment initiatives to attract, employ and develop candidates from all backgrounds. We continue to focus on engaging our existing workforce through policies and programs promoting workplace inclusion, and we have also implemented online and in-person learning programs that promote the importance of this work within our organization. We have created additional opportunities for employees to be involved in this important work in our communities through our Volunteer Paid Time Off Policy where full-time employees can receive up to 8 hours of paid time off to volunteer outside the organization.
●	Pay Equity: We conduct regular compensation studies with a third-party to make our positions competitive for the markets in which we operate and to address such issues as compensation level parity between male and female or minority and non-minority employees.
●	Succession Planning and Performance Management: Our employees receive annual performance reviews. Certain full-time, exempt and non-exempt employees set annual goals and are evaluated on these goals and core competencies. We also conduct periodic talent review processes with all departments to identify high-potential individuals and create individualized development plans. Our Performance Management tool allows employees to comment on their progress toward their goals and also allows leaders to track this progress and provide coaching and mentoring in response to their individual needs.

●	Training and Development: We conduct robust onboarding, training and development for all levels of employees focused on our guiding principles (Passion, Respect, Winning Attitude, Integrity, Service, Teamwork, Pride, Creativity and Fun). Through Ryman Hospitality University, we have a physical training space and an online learning portal open to all employees. Courses offered include mandatory annual workplace harassment and safety training for all levels, leadership development programs for various levels of leaders, and numerous professional skills and personal development courses for all employees. Our Spotlight leadership development program provides opportunities for managers to continue developing their skills as they grow their careers with us. We also offer our Perspectives series, which is an opportunity for employees to network with and learn from our leaders about their unique perspectives and expertise.
●	Employee Engagement: The Company provides regular opportunities for employee engagement, including update meetings where full-time employees can hear directly from senior leadership about business performance and vision for the future. The meetings also celebrate employees demonstrating our workplace values. Weekly and monthly newsletter communications reinforce our people-centric culture, while regular communications from senior leaders ensure all employees have first-hand access to company updates between meetings. Two-way communication is encouraged through employee satisfaction surveys, senior leader-led Think Tanks and focus groups designed to solicit candid feedback from employees. We have also invested in a mobile app that allows our venue employees easier access to quick updates and the ability to interact with one another in a centralized location. In addition to our current peer-to-peer recognition program that is celebrated quarterly, we offer employee appreciation which includes the Chairman’s Award and Leadership Excellence Award. Both awards recognize exemplary performance throughout different levels of the organization. Finalists for both awards are selected by our Executive Chairman and are recognized at an annual reception.
●	Total Wellbeing/Total Rewards: We offer a competitive and comprehensive pay and benefits package that meets the various needs of our employees. We continually review our programs to ensure they are cost-effective and continue to offer our employees high-quality benefit options that support their physical, emotional and financial health and promote a healthy work-life balance. Offerings include health and welfare plans for full-time employees, a competitive 401(k) plan with employer match, and employee assistance programs offering counseling services and financial literacy for our entire employee population. We also offer tuition reimbursement for full-time employees, on-site wellness events, flu shot clinics and wellness fairs and complimentary tickets for our venue offerings. Additionally, part- and full-time employees are also eligible for annual performance-based financial bonuses. In addition, we offer a paid parental leave policy that allows eligible full-time employees who welcome a child four weeks of leave at full pay. We have also expanded our benefits to include adoption assistance and family planning assistance for eligible employees.

Environmental, Social and Governance (“ESG”)

We have made ESG a priority throughout our organization and the communities in which we operate. As our portfolio evolves over time, sustainability will continue to increase in significance as we adapt and develop existing assets. We seek to execute any future changes to our portfolio, including with respect to new development, major renovation and ongoing operations, in a socially and environmentally responsible manner. Our asset management team works directly with Marriott for the Marriott-managed properties to develop a short-term and long-term ESG strategy. In addition, we have made firm commitments to strengthening the local communities in which we operate. The RHP Foundation was established in 2005 to formalize our charitable commitments and to help elevate our impact in these communities.

In September 2024, we published our Sustainability Report, which highlights the environmental and social performance of the Company and includes ongoing initiatives and historical performance in alignment with the Global Reporting Initiative Index and the Sustainability Accounting Standards Board Real Estate Infrastructure Segment Standard. This report is available on our website at https://ir.rymanhp.com/sustainability/sustainability-reports. The information included in, referenced to, or otherwise accessible through our website, is not incorporated by reference in, or considered to be part of, this Report on Form 10-K or any document unless expressly incorporated by reference therein.

Competition

Hospitality

Our current hotel properties compete with numerous other hotels throughout the United States and abroad, particularly the approximately 100 convention hotels that, on average, have over 1,000 rooms and a significant amount of meeting and exhibit space. We believe that competition among convention hotels is based on, among other things: (i) the hotel’s reputation, (ii) the quality of the hotel’s facility, (iii) the quality and scope of a hotel’s meeting and convention facilities and services, (iv) the desirability of a hotel’s location, (v) travel distance to a hotel for meeting attendees, (vi) a hotel facility’s accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, (viii) service levels at the hotel, and (ix) price. Our hotels also compete against large municipal convention centers, including those in Orlando, Las Vegas, Chicago, Atlanta, Dallas, Nashville, Washington, D.C., Denver and San Antonio. We believe that our hotels’ expansive spaces and quality meeting and convention facilities and services provide a competitive advantage over other hotels and convention centers.

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

Entertainment

OEG and its entertainment and media assets compete with all other forms of entertainment and recreational activities. The success of the Entertainment group is dependent upon certain factors beyond our control, including economic conditions, the amount of available leisure time, transportation cost, public taste, customer demand for live music and entertainment, and weather conditions.

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

Certain Nashville Attractions. Marriott manages the General Jackson and Gaylord Springs pursuant to management agreements. Each of these management agreements requires us to pay Marriott a base management fee of approximately 2% of total revenues. Additionally, the management agreements require us to pay to Marriott an incentive fee of 20% of the excess of available cash flow (as defined in the management agreements) over a certain threshold. The original term of the management agreement for the General Jackson concluded during 2023 but the management agreement includes indefinite one-year renewal options so long as neither party terminates the agreement. The management agreement for Gaylord Springs expires in 2028.

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

Total Marriott base management fees incurred for our applicable assets during 2024, 2023 and 2022 were $48.0 million, $42.8 million and $35.1 million, respectively. Total incentive fees incurred during 2024, 2023 and 2022 were $30.0 million, $28.5 million, and $13.5 million, respectively. Management fees are presented in the accompanying financial information net of the amortization of the deferred management rights proceeds discussed further in “Note 5 – Deferred Management Rights Proceeds” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Additional Information

Our website address is www.rymanhp.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, definitive proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report. The public may also read and copy any materials that we file with the SEC on its website at www.sec.gov.

Information About Our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company at January 1, 2025. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	77	Executive Chairman of the Board of Directors
Mark Fioravanti	63	Director, President and Chief Executive Officer
Patrick Chaffin	51	Executive Vice President and Chief Operating Officer – Hotels
Scott J. Lynn	51	Executive Vice President, General Counsel and Secretary
Jennifer Hutcheson	46	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

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

Patrick Chaffin is Executive Vice President and Chief Operating Officer – Hotels of the Company, a position he has held since May 2019. In this role, Mr. Chaffin leads our asset management function, state and local government relations, product enhancement and site selection for our hotel portfolio’s growth. From April 2018 to May 2019, he was Executive Vice President of Asset Management for the Company. From January 2013 to March 2018, he was the Senior Vice President of Asset Management. From January 2007 to December 2012, he led the strategic planning, operations analysis and investor relations functions for the Company. Prior to its sale in June 2007, Mr. Chaffin served as the head of finance for ResortQuest International, formerly a division of the Company. Prior to joining the Company in

January 2005, Mr. Chaffin worked for General Motors Corporation for 9 years serving in a variety of corporate and manufacturing positions. Mr. Chaffin earned a B.S. degree from Lipscomb University and an MBA from the Owen Graduate School of Management at Vanderbilt University.

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

Due to federal income tax laws that restrict REITs from operating and managing hotels, we do not operate or manage the day-to-day functions of any of our hotel properties as a REIT. We lease or sublease our hotel properties to our TRS lessees, and such TRS lessees have engaged Marriott as a third-party hotel manager pursuant to hotel management agreements. Marriott manages the day-to-day operations of our Gaylord Hotels properties and JW Marriott Hill Country, as well as the Inn at Opryland, the AC Hotel, Gaylord Springs, the W Austin and the General Jackson. We will identify third-party hotel managers to operate and manage any hotels that we acquire in the future. Our third-party hotel managers are responsible for the day-to-day management of our hotel properties, including, but not limited to, implementing significant operating decisions, setting rates for rooms and meeting space, controlling revenue and expenditures, collecting accounts receivable, and recruiting, employing and supervising employees at our hotel properties. We do not have the authority to require our third-party hotel managers to operate our hotel properties in a particular manner, although we have consent and approval rights for certain matters under our hotel management agreements with Marriott, subject to the limitations described therein. As a result, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders are largely dependent on the ability of our third-party hotel managers to operate our hotel properties successfully. Any failure by our third-party hotel managers to provide quality services and amenities or to maintain and protect a quality brand name and reputation could have a negative impact on their ability to operate and manage our hotel properties successfully and could negatively impact our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

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

Our third-party hotel managers may own or operate hotels that compete with our current hotel properties and any hotel properties that we acquire, which may result in a conflict of interest. For example, Marriott and its affiliates own, have invested in, operate, and have provided credit support or operating guarantees to hotels that compete or will compete with our current hotel properties, including the Marriott Orlando World Center, which competes with Gaylord Palms, the Washington Marriott Marquis, which competes with Gaylord National, and the Gaylord Pacific Resort & Convention Center (“Gaylord Pacific”), which we do not own, but is scheduled to open in Spring 2025. As a result, our third-party hotel managers may make decisions regarding competing hotel properties that are not or would not be in our best interest. In addition, such third-party hotel managers’ operation of other hotels may divert attention away from the operation and management of our hotel properties.

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

The group-oriented meetings sector has suffered, and may in the future suffer, as a result of pandemic or epidemic disease outbreaks, and while we believe meeting planners would, in the case of widespread or severe outbreaks of pandemic or epidemic disease, rebook large group meetings to future periods, there can be no assurance as to the timing and pace of any recovery.

The ability of Marriott to successfully operate and manage our current hotel properties and convention business is subject to factors beyond our and their control, which could reduce the revenue and operating income of these properties. These factors include:

●	the desirability and perceived attractiveness of the Nashville, Tennessee; Orlando, Florida; Dallas, Texas; San Antonio, Texas; Washington D.C. and Denver, Colorado areas as tourist and convention destinations;
●	adverse changes in the national economy, its effects on us and our customers and in the levels of tourism and convention business that affect our current hotel properties;
●	Marriott’s ability to attract group convention business;
●	Marriott’s ability to contract for and collect attrition and cancellation fees from groups that do not fulfill minimum stay or spending requirements;
●	the opening of other new hotels could impact the group convention business at our current hotel properties, including the Spring 2025 opening of Gaylord Pacific, which we do not own;
●	the highly competitive nature of the hotel, tourism and convention business in which our hotel properties operate, including the fact that we compete for convention business with publicly-financed civic convention centers;

●	the susceptibility of group convention business to reduced levels of demand during the year-end holiday periods, which Marriott may not be able to offset by attracting sufficient general tourism guests;
●	the level of governmental group business, which has decreased at times in the past due to uncertainty surrounding the U.S. government budget;
●	the financial condition of the airline and other transportation-related industries and the resulting impact on travel; and
●	increases in our operating costs due to labor costs associated with labor shortages, wage increases, any increases in the federal, or any state or local, minimum wage rate, workers’ compensation, healthcare-related costs, and organized labor activities, the last of which, in addition to increasing labor costs, could cause a diversion of business from our hotels involved in labor negotiations and loss of group business.

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

Acquisitions of hotels will require significant capital expenditures, and hotels that we acquire may need renovations and capital improvements at the time of acquisition. All of our hotel properties will require periodic capital expenditures and renovation to remain competitive. We may also undertake hotel expansions or new features at our existing hotel properties that involve significant capital expenditures, such as our recently announced Gaylord Opryland expansion. If any hotels that we acquire are subject to franchise agreements, the franchisors of these hotels may also require periodic capital improvements as a condition to our maintaining the franchise licenses. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and net of capital gains) each year to maintain our qualification as a REIT for federal income tax purposes. As a result, our ability to fund acquisitions or capital expenditures through any retained earnings or operating cash flow will be limited. Consequently, we will rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Our ability to grow through acquisitions will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

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

We and our third-party hotel manager rely on information technology systems, including networks and the Internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Our businesses require collection of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems and those of our service providers. The integrity and protection of customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we or the hotel managers could make faulty decisions. Customers and employees also have a high expectation that we and our third-party service providers and processors will adequately protect their personal information. Despite implementation of various measures designed to protect our information systems and records, including those we maintain with our service providers, we, the hotel managers and/or our third-party service providers may be subject to security breaches, system failures, viruses, operator error, employee misuse, and unauthorized or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider or failure to comply with the various U.S. and international laws and regulations applicable to the protection of such data, including the California Consumer Privacy Act (“CCPA”), or with Payment Card Industry (PCI) data security standards, could divert our attention, adversely impact our reputation, result in remedial and other fines or litigation, cause us to incur substantial liabilities or costs, or result in a loss of valuable data or of consumer confidence. A breach in the security of our information systems or those of our service providers, or the unauthorized use of such data by us or our third-party providers, could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

Changes in privacy and data security laws could increase our operating costs and increase our exposure to fines and litigation.

We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information. Various U.S. federal and state laws, payment card industry security standards, and other information privacy and security standards are all applicable to us. Many states have passed laws regulating how businesses collect and use consumer personal data, and other states are considering enacting similar laws. Significant legislative, judicial or regulatory changes have been and could be issued in the future. These legal requirements are rapidly changing and are not consistent across jurisdictions. Violations of these new laws may subject us to civil monetary penalties, and the CCPA, as amended by the California Privacy Rights Act, provides for a private cause of action for data breaches. Compliance with changes in applicable data security and privacy laws and regulations and contractual obligations has increased, and may in the future increase, our operating costs and may restrict our business operations, increase our exposure to fines and litigation in the event of alleged noncompliance, and adversely affect our reputation. Moreover, many jurisdictions are considering and adopting regulations governing the use of artificial intelligence and machine learning applications and tools. Compliance with these regulations may be difficult or costly to implement and result in a burden on our operations that use artificial intelligence or machine learning applications and tools. Any failure or perceived failure to comply with these regulations could subject us to enforcement actions, fines, and penalties, or may adversely affect our reputation.

Cybersecurity incidents, including the failure to protect the integrity or availability of IT systems or the security of confidential information, or the introduction of malware or ransomware, could harm our business.

While we have implemented security measures to safeguard our systems and data, our measures or the measures of our service providers or hotel manager may not be sufficient to maintain the confidentiality, integrity, or availability of the data collected, stored, and used to manage our businesses. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to data, failure of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “supply chain” attacks, “phishing” or other types of business email compromises, operator error, or inadvertent releases of data may materially impact our information systems and records of those of our owners, licensees, service providers, or others on which we rely. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access to such systems, have greatly increased in recent years. Like most large multinational corporations, our hotel manager and its service providers have experienced cyber attacks, and attempts to disrupt access to their systems and data or those of properties our hotel manager manages and the frequency and sophistication of such efforts could continue to increase. The rapid evolution and increased adoption of artificial intelligence technologies, by us and our third-party service providers, may also heighten our cybersecurity risks by making cyber attacks more difficult to detect, contain and mitigate. We and our third-party service providers, including our third-party hotel manager, have increasingly relied on cloud-based services and on remote access to information systems in recent years, which has increased our exposure to potential cybersecurity incidents. Any theft, loss, loss of access to, or fraudulent use of guest, associate, owner, licensee, or company data could adversely impact our reputation or the reputation of our hotel manager and could result in remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, compromises in the security of our information systems or those of our owners, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems or our hotel manager’s systems, resulting in operational inefficiencies and a loss of profits, and negative publicity, resulting in tangible adverse effects on our business, including consumer boycotts, cancellations, lost sales or litigation, all of which could affect our market share, reputation, business, financial condition, or results of operations. These events may also cause us to incur substantial costs, including but not limited to, costs associated with remediation for or recovery of stolen assets or information, including ransom costs paid to cyber attackers, costs for sending legally required notifications to customers or other affected individuals, and increased cyber protection costs to guard against opportunities for re-occurrence of a breach. Although we or our manager carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all losses or all types of claims that may arise in connection with cyber attacks, security compromises, and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.

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

Under the Americans with Disabilities Act of 1990, as amended (the “ADA”), all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. Although we believe that our hotel properties substantially comply with present requirements of the ADA, we may be subject to audits or investigations of, or litigation brought against, one or more of our hotels to determine our compliance, and one or more hotels may not be fully compliant with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotel properties and to make alterations as appropriate in this respect. If we are required to make substantial modifications to our hotel properties, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations, the market price of our common stock and amount of cash available for debt service or distributions to our stockholders could be adversely affected. Additionally, because we rely on third-party managers to operate our hotel properties and certain attractions, we have limited control over ensuring compliance at those locations with applicable ADA requirements or approving certain remediation action taken by the manager to resolve such issues.

As an owner of hotel properties and operator of leisure businesses, we are subject to risks relating to acts of God, outbreaks of pandemic disease, terrorist activity and war.

Our operating income and ability to make distributions to our stockholders may be reduced by acts of God, outbreaks of pandemic disease, or acts of terrorism in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Gaylord Opryland, which is located adjacent to the Cumberland River and is protected by levees built to sustain a 100-year flood, suffered flood damage on May 3, 2010 as the river rose to levels that over-topped the levees. We have completed enhancements to the levees that protect the hotel to increase the height of the levees, and we also maintain a prudent level of flood insurance in an amount which we believe is sufficient to respond to any potential flood losses at Gaylord Opryland. While we believe these steps are reasonable given the likelihood of flood damage at Gaylord Opryland, there can be no assurances that flooding will not occur at Gaylord Opryland in the future and that actual flood losses will not be in excess of insurance limits. Some types of losses, such as from flood, earthquake, hurricane, tornado, terrorism and environmental hazards, may be either uninsurable, subject to sublimit, or too expensive to justify fully insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, outbreaks of pandemic disease, wars or armed conflicts (including the potential for war or armed conflicts), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty, may cause our future results to differ materially from anticipated results.

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

The reputation and perception of the brands we use is critical to our success. If trademarks or intellectual property are misappropriated or used without authorization, the value of those brands, their reputation, our competitive advantages and our goodwill could be harmed. We regularly apply to register our trademarks in the United States. However, we cannot be certain that those trademark registrations will be granted or that the steps we take to protect our trademarks or intellectual property in the United States will be adequate to prevent others, including third parties or former employees, from copying or using our trademarks or intellectual property without authorization. Our intellectual property is also vulnerable to unauthorized use in some countries outside the United States, where local laws may not adequately protect it. Marriott owns and maintains the marks used in the Gaylord Hotels and JW Marriott operations and uses the brands at properties that we do not own, including Gaylord Pacific, and accordingly, we are reliant on Marriott to enforce the rights to these marks and to protect the value of those brands.

Monitoring the unauthorized use of our intellectual property is difficult. As we have in the past, we may need to resort to litigation to enforce our intellectual property rights. Litigation of this type could be costly, force us to divert our resources, lead to counterclaims or other claims against us, result in adverse publicity to us or otherwise harm our business. Any failure to maintain and protect trademarks and other intellectual property used in our business could reduce the value of our brands and harm our business.

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

In addition, our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our or a manager’s control, including the following:

●	competition from other hotel properties and publicly-financed civic convention centers in our markets;
●	over-building of hotels in our markets, which could adversely affect occupancy and revenues at our hotel properties;
●	dependence on business and commercial travelers, including the market for large group meetings, and tourism;
●	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
●	increases in operating costs, including, but not limited to, wages and food and beverage costs, due to inflation and other factors that may not be offset by increased room rates;

●	changes in interest rates and in the availability, cost and terms of debt financing;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
●	adverse effects of international, national, regional and local economic and market conditions;
●	the impact of the use of Internet travel intermediaries by consumers;
●	unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns including pandemics and epidemics, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters, such as hurricanes, earthquakes and tornadoes;
●	adverse effects of a downturn in the lodging industry; and
●	risks generally associated with the ownership of hotels and real estate.

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

Taxation of dividend income could make our stock less attractive to certain investors and reduce the market price of our stock.

The maximum tax rate applicable to “qualified dividend income”, which includes income from dividends paid by domestic C corporations to non-corporate stockholders, is 20.0% plus a 3.8% “Medicare tax” applicable to individuals, trusts and estates whose income exceeds certain thresholds. Dividends payable by REITs generally do not qualify for the reduced tax rate applicable to qualified dividend income. Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), however, a non-corporate taxpayer may deduct 20% of the ordinary dividends (e.g. dividends that are not “capital gain dividends” or “qualified dividend income”) received from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective U.S. federal income tax rate applicable to certain dividends paid by REITs (generally 29.6% based on the current maximum U.S. federal income tax rate for individuals of 37%), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Moreover, there can be no assurance that Congress will extend the availability of the 20% deduction described above to subsequent tax years, and if Congress does not act, the difference in effective tax rates applicable to ordinary dividends paid by REITs and the tax rates applicable to qualified dividend income will become even greater for tax years beginning on or after January 1, 2026. The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of our stock.

Even as a REIT, changes in federal, state, or local tax law, interpretations of existing tax law or agreements with tax authorities could affect our profitability and financial condition by increasing our tax costs or reduce the market price of our stock by making an investment in us less attractive to certain investors.

We are subject to taxation at the federal, state and local levels in the United States. Our future tax rates could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state and local governments make substantive changes to tax rules and the application thereof, which could result in materially higher corporate taxes than would be incurred under existing tax law or interpretations and could adversely impact profitability. State and local tax authorities have increased their efforts to increase revenues through changes in tax law and audits. Such changes and proposals, if enacted, could increase our future effective income tax rates, as well as other taxes, including property taxes. New legislation, regulations, administrative interpretations, or court decisions could significantly and negatively affect the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

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

The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings by our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and certain other non-qualifying assets to exceed 25% of the fair market value of our assets, we would fail to qualify as a REIT.

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

We may invest with third parties through partnerships, joint ventures or other entities, by acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. Further, we may invest in mortgage loans or mezzanine financing for a property, and any such investments may be second liens and lower in priority than any first lien lender. Any of the foregoing types of investments may not be liquid and we may have little or no rights, or ability, to exercise the direction or control of the respective enterprises. In connection with these investments, we may have obligations under certain guarantees related to such investments. The ultimate value of any debt investments, joint ventures or minority investments will be dependent upon the efforts of others over an extended period of time. The nature of our interests and the absence of a readily available market for those interests restrict our ability to dispose of them. Our lack of control over the management of any business in which we are a creditor, joint owner or minority investor and the lack of a readily available market to sell our interest in these businesses may cause us to recognize a loss on our investment in these businesses or to incur costs or liabilities that we do not control, but for which we may be required to contribute capital or satisfy financial commitments. These arrangements are subject to uncertainties and risks, including those related to credit risk, conflicting joint venture partner interests, including with respect to competition in other markets, and to our joint venture partners failing to meet their financial or other obligations.

Our substantial debt could reduce our cash flow and limit our business activities.

We currently have a significant amount of debt. At December 31, 2024, we had approximately $3.4 billion of total debt. We may incur additional debt in connection with acquisitions of properties or businesses, development, investment in new projects, renovations, or capital improvement.

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

Our ability to refinance each of our agreements governing our indebtedness on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. Rising interest rates may make future refinancing more difficult to obtain on favorable terms. In addition, although we have previously been successful in negotiating amendments to our credit agreement, we may be unsuccessful in negotiating any further amendments or modifications to the agreements governing our indebtedness as we may deem necessary. To the extent we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms, selling one or more hotel properties at unattractive prices or on disadvantageous terms, or defaulting on mortgages and allowing our lenders to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Our existing financial agreements, including our revolving and term loan B credit facilities and the indentures governing our senior unsecured notes, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities, including our ability to make distributions to any stockholder. Our credit facility has required and in the future will require us to comply with or maintain certain financial tests and ratios, including minimum fixed charge coverage ratio, minimum implied debt service coverage ratio and maximum funded debt to asset value ratio, and we expect will require us to comply with these tests in the future. Our financial agreements may prohibit or limit our ability to, among other things, in certain circumstances:

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

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain applicable financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-

default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt, including, in the case of our existing credit facility, our subsidiaries that are the fee owners of Gaylord Opryland and Gaylord Texan, their respective direct and indirect parent entities, and the equity of Ryman Hotel Operations Holdco, LLC, a wholly-owned indirect subsidiary of the Company; in the case of the OEG term loan, the OEG assets; and in the case of the Block 21 loan, Block 21 assets. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to pay dividends, incur additional debt and to take other actions might significantly impair our ability to obtain other financing and to make distributions to our stockholders in accordance with any dividend policy.

Our indebtedness is secured by a substantial portion of our assets.

Subject to applicable laws and certain agreed-upon exceptions, our revolving credit facility and term loan B are secured by equity pledges of our subsidiaries that are the fee owners of Gaylord Opryland and Gaylord Texan, their respective direct and indirect parent entities, and the equity of Ryman Hotel Operations Holdco, LLC, a wholly-owned indirect subsidiary of the Company. The OEG term loan and OEG revolver are secured by substantially all of the assets of OEG Finance, other than Block 21 and Southern Entertainment. The Block 21 loan is secured by all of the assets of Block 21. In the event of a default under our credit facility, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.

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

Certain of our indebtedness bears interest at variable interest rates that use Adjusted Term Secured Overnight Financing Rate (“SOFR”). SOFR is calculated based on short-term repurchase agreements, backed by U.S. Treasury securities, and Adjusted Term SOFR is a forward-looking term rate currently published by CME Group Benchmark Administration Limited. As a result of such variable interest rates, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be affected, and our available cash flow may be adversely affected.

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

Other factors that could affect the market price of our common stock include the following:

●	actual or anticipated variations in our quarterly results of operations;
●	changes in market valuations of companies in the hotel or real estate industries;
●	changes in expectations of future financial performance or changes in estimates of security analysts;
●	fluctuations in stock market prices and volumes;
●	issuances of common stock or other securities in the future;
●	disputes with our hotel managers;
●	the addition or departure of key personnel;
●	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
●	unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters, such as hurricanes, earthquakes and tornadoes.

Item 1B.            Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have strategically integrated cybersecurity risk management into our broader enterprise risk management function to promote a company-wide culture of cybersecurity risk management. Our board of directors has general oversight responsibility for our enterprise risk management function, which includes specific areas of focus including competitive, economic, operational, financial (accounting, credit, liquidity and tax), legal, compliance, information technology security programs (including cybersecurity), ESG/corporate social responsibility, political and reputational risks. Our board of directors has delegated oversight of certain of these areas to the committees of our board of directors, including delegating the oversight of our information technology security programs (including cybersecurity) to the risk committee of our board of directors (the “Risk Committee”). We believe this division of risk management-related roles to the committees of our board of directors fosters an atmosphere of significant involvement in the oversight of risk at the board level and complements our risk management policies. The oversight responsibility of our board of directors is facilitated by a management report process that is designed to provide both visibility and transparency to our board of directors about the identification, assessment and management of critical risks and management’s risk mitigation strategies.

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

Our CIO and our Vice President of IT (“VP of IT”) are primarily responsible for our overall information security, strategy, policy, security engineering, operations and cybersecurity threat detection and the management of cybersecurity risks. Our CIO and VP of IT, collectively, have over fifty years of experience working in the information technology and cybersecurity field and have extensive experience assessing and managing cybersecurity and information technology programs and cybersecurity risk. Our CIO and VP of IT hold degrees in the information technology and cybersecurity fields, as well as hold certain cybersecurity and other relevant technology certifications. The CIO meets with our Chief Executive Officer (“CEO”), on a weekly basis, and the CFO, on a monthly basis, to discuss all relevant business risks, including cybersecurity risks and threats. In addition to regular reports from our CIO and vice president of internal audit regarding our program for managing our information security risks, including data privacy and protection risks we face, the CIO and VP of IT also meet quarterly with the Risk Committee to inform them of current cybersecurity risks and threats, as well as cybersecurity enhancement projects. Our full board of directors receives an annual update regarding the current cybersecurity environment from our CIO, which may include presentations from external consultants. Our Enterprise Risk Management (“ERM”) committee, which includes several members of senior management, including our CFO, our CIO, and a Certified Information Systems Auditor, also presents all of our top organizational and operational risks, including information security-related risks, focus areas and accomplishments throughout our various businesses, to the Risk Committee on a quarterly basis.

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

In addition to assessing our own cybersecurity preparedness and as part of our overall cybersecurity risk management framework, we also consider and evaluate cybersecurity risks associated with our use of third-party service providers. We perform a formal System and Organization Controls (“SOC”) review process annually on our financially significant third-party service providers, which includes our internal assessment of complementary user entity controls. All other material third-party service providers undergo assessment as a contract is entered into or renewed to ensure cybersecurity alignment. Our internal audit group meets regularly with management team members of Marriott, our third-party hotel manager, to assess security applications compliance. We also regularly meet with management team members of Marriott to understand system upgrades, changes and associated risks with third-party managed applications. In addition, we generally require our third-party service providers to promptly notify us of any actual or suspected breach impacting our data or operations.

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

We currently maintain a cybersecurity insurance policy that provides coverage for security incidents and periodically meet with our insurer to discuss emerging trends in cybersecurity. We do not believe that any risks we have identified to date from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, notwithstanding the programs, policies and procedures described above, there can be no assurance that we or businesses with which we interact will not experience a cybersecurity incident that materially affects us in the future. For more information about the cybersecurity risks we face, see the risk factor entitled “Cybersecurity incidents, including the failure to protect the integrity or availability of IT systems or the security of confidential information, or the introduction of malware or ransomware, could harm our business.” in Item 1A. Risk Factors of Part I of this Annual Report on Form 10-K.

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

Entertainment Segment

We own the General Jackson’s docking facility and the Grand Ole Opry House, each of which is located adjacent to the Gaylord Opryland complex. In downtown Nashville, we own the Ryman Auditorium, Ole Red Nashville, Category 10, and an adjacent 17,000 square foot building. In Austin, we own Block 21, which includes the Moody Theater, the 3TEN at ACL Live Club, the W Austin, and approximately 53,000 square feet of other Class A commercial space. Our TRSs have engaged Marriott to manage the day-to-day operations of the General Jackson Showboat and the W Austin. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.”

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

Holders

There were approximately 750 record holders of our common stock at January 31, 2025.

Issuer Purchases of Equity Securities

No shares of the Company’s common stock were repurchased during the three months ended December 31, 2024.

Unregistered Sales of Equity Securities

The Company did not sell any of its securities during the fiscal year ended December 31, 2024 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Other Information

To maintain our qualification as a REIT for federal income tax purposes, we must distribute at least 90% of our REIT taxable income each year. Our board of directors has approved a dividend policy pursuant to which we will pay minimum dividends to stockholders of 100% of REIT taxable income annually. Any future dividend is subject to our board of directors’ determinations as to the amount of distributions and the timing thereof.

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

Item 6. Reserved

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Overview

We are a Delaware corporation, originally incorporated in 1956, that, following our REIT conversion in 2012, began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013, specializing in group-oriented, destination hotel assets in urban and resort markets. Our core holdings include a network of five upscale, meetings-focused resorts totaling 9,917 rooms that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These five resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). Our other owned hotel assets managed by Marriott include the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”) (effective June 30, 2023), the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

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

We also own a controlling 70% equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which we report as our Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 99 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a Luke Combs-themed bar, music venue and event space that opened in November 2024; as of May 31, 2022, Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”); and as of January 3, 2025, a majority equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company. Prior to June 16, 2022, we owned 100% of OEG.

See “Forward-Looking Statements” and “Risk Factors” under Part I of this Annual Report on Form 10-K for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Significant 2024 and 2023 Activities

Significant activities we have undertaken in 2024 and 2023 include (as well as where you can find more information herein or in the accompanying consolidated financial statements):

●	In March and April 2024, issued $1 billion in 6.50% senior notes due 2032, repaid previously outstanding $800 million Gaylord Rockies term loan, and repaid $200.0 million under our term loan B and reduced the applicable interest rate margins – Note 4, “Debt”
●	In June 2024, refinanced our existing OEG credit facility, including reducing the applicable interest rate margins under each of the $65 million OEG revolver and $300 million OEG term loan B, as well as upsized the OEG revolver to $80 million of potential capacity – Note 4, “Debt”
●	In May 2023, refinanced our previous credit facility by entering into a new credit agreement, which extended the maturity dates and increased the principal balance of the term loan B – Note 4, “Debt”
●	In June 2023, issued $400 million in 7.25% senior notes due 2028 – Note 4, “Debt”, completed an equity offering of 4.4 million shares of our common stock for net proceeds of $395 million – Note 9, “Equity” and purchased JW Marriott Hill Country – Note 1, “Description of the Business and Summary of Significant Accounting Policies”
●	We have continued investment in our existing properties through $407.9 million and $206.8 million in capital expenditures in 2024 and 2023, respectively – “Liquidity and Capital Resources”
●	We have paid $266.1 million and $176.0 million in cash distributions in 2024 and 2023, respectively – Note 9, “Equity”

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

Our Operations

Our operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, JW Marriott Hill Country (effective June 30, 2023), the Inn at Opryland, and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Block 21 (effective May 31, 2022), Category 10, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the years ended December 31, 2024, 2023 and 2022, our total revenues were divided among these business segments as follows:

Segment	2024	2023	2022
Hospitality	85%	85%	85%
Entertainment	15%	15%	15%
Corporate and Other	0%	0%	0%

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

The results of operations of our Hospitality segment are affected by the number and type of group meetings and conventions scheduled to attend our hotels in a given period. A variety of factors can affect the results of any interim period, including the nature and quality of the group meetings and conventions attending our hotels during such period, which meetings and conventions have often been contracted for several years in advance, the level of attrition our hotels experience, and the level of transient business at our hotels during such period. Increases in costs, including labor costs, insurance costs, costs of food and other supplies, and energy costs have affected our operations in recent years and in the future could negatively affect our results, particularly during an inflationary economic environment. We rely on Marriott, as the manager of our hotels, to manage these factors and to offset any identified shortfalls in occupancy.

Summary Financial Results

The following table summarizes our financial results for the years ended December 31, 2024, 2023 and 2022 (in thousands, except percentages and per share data):

	2024	% Change	2023	% Change	2022
Total revenues	$2,339,226	8.4%	$2,158,136	19.5%	$1,805,969
Total operating expenses	1,848,392	8.4%	1,704,452	15.3%	1,478,819
Operating income	490,834	8.2%	453,684	38.7%	327,150
Net income	280,190	(18.0)%	341,800	153.3%	134,948
Net income available to common stockholders	271,638	(12.7)%	311,217	141.3%	128,993
Net income available to common stockholders per share - diluted	4.38	(18.3)%	5.36	130.0%	2.33

2024 Results as Compared to 2023 Results

The increase in our total revenues during 2024, as compared to 2023, is attributable to increases in Hospitality segment and Entertainment segment revenues of $163.6 million and $17.5 million, respectively, as presented in the tables below.

The increase in total operating expenses during 2024, as compared to 2023, is primarily the result of increases in Hospitality segment and Entertainment segment expenses of $99.3 million and $18.2 million, respectively, and an increase in depreciation expense of $24.4 million, as presented in the tables below.

The above factors resulted in a $37.2 million improvement in operating income for 2024, as compared to 2023.

Our $61.6 million decrease in net income in 2024, as compared to 2023, was due primarily to the following factors, each as described more fully below:

●	A $13.8 million provision for income taxes in 2024, as compared to a $93.7 million benefit for income taxes in 2023, primarily related to the release of $112.5 million in valuation allowance in 2023.
●	A $7.5 million increase in interest expense, net in 2024, as compared to 2023.
●	A $17.6 million decrease in loss from unconsolidated joint ventures in 2024, as compared to 2023.

Factors and Trends Contributing to Performance and Current Environment

Important factors and trends contributing to our performance during 2024, as compared to 2023, were:

●	The addition of JW Marriott Hill Country resulted in an increase of $127.7 million in revenues; the property averaged $219.58 in RevPAR and $601.32 in Total RevPAR.
●	An increase in same-store (Hospitality segment excluding JW Marriott Hill Country) ADR of 3.7% in 2024 over 2023, reflective of our continued pricing strategy.
●	A same-store increase of 3.4% in outside-the-room spend in our Hospitality segment in 2024, as compared to 2023, primarily as a result of increased banquet and technology spending by groups.
●	Same-store in-the-year-for-the-year cancelled room nights at our hotels decreased 41.3% in 2024, as compared to 2023.

●	A same-store decrease in transient room nights traveled in 2024 of 11.2%, as compared to 2023, due to softness in transient demand at Gaylord Palms, Gaylord Opryland and Gaylord Texan. In addition, the rooms renovation at Gaylord Palms also impacted demand during 2024.
●	On a same-store basis, group room nights on the books for all future years at our hotels at December 31, 2024 is approximately 4.8% higher than the number on the books at December 31, 2023. In addition, the estimated ADR on those group room nights on the books at December 31, 2024 is 5.8% higher than the estimated ADR on the books at December 31, 2023.
●	An increase in Entertainment segment revenue of 5.4% in 2024, as compared to 2023, related to Ole Red Las Vegas, which opened January 2024, partially offset by a decrease related to the Wildhorse Saloon as it was closed and being rebranded as Category 10 and a decrease at the W Austin, primarily as a result of the disruption caused by the construction of enhancements at the property.
●	Total operating expenses for 2024 were reduced by a $9.1 million refund of Tennessee franchise tax for prior years caused by a change in tax law, comprised of $5.6 million, $3.4 million and $0.1 million in our Hospitality segment, Entertainment segment and Corporate and Other segment, respectively.
●	Our strong revenues have partially mitigated increasing costs in the current inflationary environment, which include increased interest rates, which drove higher interest expense on our debt, as well as increased insurance, utilities and other costs. The current inflationary environment is expected to continue in at least the near future.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2024, 2023 and 2022 (in thousands, except percentages and performance metrics):

	2024	% Change		2023	% Change		2022
Revenues:
Rooms	$744,587	6.2%		$701,138	17.7%		$595,544
Food and beverage	940,827	13.1%		831,796	24.7%		667,009
Other hotel revenue	311,636	3.7%		300,544	9.1%		275,421
Total hospitality revenue	1,997,050	8.9%		1,833,478	19.2%		1,537,974
Hospitality operating expenses:
Rooms	179,358	3.2%		173,749	11.5%		155,817
Food and beverage	516,309	10.8%		465,963	22.3%		381,142
Other hotel expenses	555,554	7.0%		519,328	13.6%		457,291
Management fees, net	73,531	10.7%		66,425	53.0%		43,425
Depreciation and amortization	205,189	9.9%		186,749	(1.4)%		189,375
Total Hospitality operating expenses	1,529,941	8.3%		1,412,214	15.1%		1,227,050
Hospitality operating income	$467,109	10.9%		$421,264	35.5%		$310,924
Hospitality performance metrics:
Occupancy	69.1%	(2.5)	pts	71.6%	5.4	pts	66.2%
ADR	$257.81	4.9%		$245.74	3.7%		$236.86
RevPAR (1)	$178.24	1.3%		$175.96	12.3%		$156.71
Total RevPAR (2)	$478.05	3.9%		$460.12	13.7%		$404.69
Net Definite Group Room Nights Booked	2,469,881	4.3%		2,369,060	31.2%		1,805,598
Same-store Hospitality performance metrics (3):
Occupancy	69.1%	(2.8)	pts	71.9%	5.7	pts	66.2%
ADR	$252.08	3.7%		$243.19	2.7%		$236.86
RevPAR (1)	$174.26	(0.4)%		$174.92	11.6%		$156.71
Total RevPAR (2)	$466.18	1.8%		$458.02	13.2%		$404.69
Net Definite Group Room Nights Booked	2,292,558	(0.4)%		2,302,717	27.5%		1,805,598
(1)	We calculate Hospitality segment RevPAR by dividing rooms revenue by room nights available to guests for the period. Room nights available to guests include nights that rooms are out of service. Hospitality segment RevPAR is not comparable to similarly titled measures such as revenues.
(2)	We calculate Hospitality segment Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights that rooms are out of service. Hospitality segment Total RevPAR is not comparable to similarly titled measures such as revenues.
(3)	Same-store Hospitality segment metrics do not include JW Marriott Hill Country, which we purchased June 30, 2023.

Total Hospitality revenues in 2024 include $43.0 million in attrition and cancellation fee collections, a $0.8 million decrease from 2023.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2024	2023	2022
Group	74%	73%	69%
Transient	26%	27%	31%

The type of group based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2024	2023	2022
Corporate Groups	59%	50%	51%
Associations	27%	34%	32%
Other Groups	14%	16%	17%

Other hotel expenses for the following years ended December 31 included (in thousands):

	2024	% Change	2023	% Change	2022
Administrative employment costs	$196,189	11.4%	$176,112	14.4%	$153,882
Utilities	47,197	12.2%	42,055	13.3%	37,120
Property taxes	44,803	12.1%	39,951	18.7%	33,650
Other	267,365	2.4%	261,210	12.3%	232,639
Total other hotel expenses	$555,554	7.0%	$519,328	13.6%	$457,291

Each of the other hotel expense categories above increased in 2024, as compared to 2023, due to the addition of JW Marriott Hill Country. Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. The increase in administrative employment costs during 2024, as compared to 2023, also includes an increase at Gaylord Opryland related to increased employment costs within the marketing and engineering departments. The increase in utility costs during 2024, as compared to 2023, also includes an increase at Gaylord Texan due to increased rates. The increase in other expenses, which include supplies, advertising, maintenance costs and consulting costs, during 2024, as compared to 2023, was partially offset by a decrease at Gaylord Opryland due to a refund of Tennessee franchise tax for prior years caused by a change in tax law, as well as decreases at Gaylord Palms and Gaylord National primarily due to decreased occupancy levels.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for our Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies is approximately 3% of gross revenues, and JW Marriott Hill Country is approximately 3.5% of gross revenues. Additionally, we pay Marriott an incentive management fee based on the profitability of our hotels. We incurred $46.7 million, $41.3 million and $33.7 million in total base management fees to Marriott related to our Hospitality segment during 2024, 2023 and 2022, respectively. We also incurred $29.9 million, $28.3 million and $12.8 million in incentive management fees for our Hospitality segment during 2024, 2023 and 2022, respectively. Management fees are presented throughout this Annual Report on Form 10-K net of the amortization of the deferred management rights proceeds discussed in Note 5, “Deferred Management Rights Proceeds,” to the consolidated financial statements included herein.

Hospitality segment depreciation and amortization expense increased in 2024, as compared to 2023, primarily due to the depreciable assets associated with JW Marriott Hill Country, which we purchased June 30, 2023.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the years ended December 31, 2024, 2023 and 2022.

Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	2024	% Change		2023	% Change		2022
Revenues:
Rooms	$193,803	0.3%		$193,140	8.6%		$177,860
Food and beverage	213,973	12.0%		190,992	19.9%		159,359
Other hotel revenue	87,776	(3.3)%		90,752	4.3%		86,969
Total revenue	495,552	4.4%		474,884	12.0%		424,188
Operating expenses:
Rooms	41,774	(3.1)%		43,112	1.7%		42,377
Food and beverage	112,958	10.5%		102,213	16.0%		88,122
Other hotel expenses (1)	131,852	(5.0)%		138,828	9.9%		126,360
Management fees, net	23,484	8.4%		21,667	54.5%		14,028
Depreciation and amortization	32,588	(2.8)%		33,510	(2.6)%		34,406
Total operating expenses	342,656	1.0%		339,330	11.1%		305,293
Operating income	$152,896	12.8%		$135,554	14.0%		$118,895
Performance metrics:
Occupancy	70.9%	(2.1)	pts	73.0%	3.5	pts	69.5%
ADR	$258.62	3.1%		$250.96	3.4%		$242.71
RevPAR	$183.35	0.1%		$183.22	8.6%		$168.73
Total RevPAR	$468.82	4.1%		$450.50	12.0%		$402.41
(1)	Other hotel expenses for 2024 were reduced by a refund of $5.4 million of Tennessee franchise tax for prior years caused by a change in tax law.

Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	2024	% Change		2023	% Change		2022
Revenues:
Rooms	$101,519	(10.3)%		$113,235	9.2%		$103,715
Food and beverage	150,109	2.9%		145,919	19.1%		122,515
Other hotel revenue	50,743	0.6%		50,462	(5.4)%		53,348
Total revenue	302,371	(2.3)%		309,616	10.7%		279,578
Operating expenses:
Rooms	24,877	(0.8)%		25,080	12.2%		22,357
Food and beverage	81,432	2.4%		79,504	16.0%		68,564
Other hotel expenses	97,044	(2.2)%		99,179	5.4%		94,078
Management fees, net	10,320	(12.6)%		11,814	45.7%		8,111
Depreciation and amortization	25,470	12.5%		22,640	1.7%		22,267
Total operating expenses	239,143	0.4%		238,217	10.6%		215,377
Operating income	$63,228	(11.4)%		$71,399	11.2%		$64,201
Performance metrics:
Occupancy	64.6%	(9.1)	pts	73.7%	5.3	pts	68.4%
ADR	$249.98	2.0%		$245.04	1.3%		$241.85
RevPAR	$161.45	(10.6)%		$180.58	9.2%		$165.40
Total RevPAR	$480.88	(2.6)%		$493.75	10.7%		$445.85

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	2024	% Change		2023	% Change		2022
Revenues:
Rooms	$125,205	3.3%		$121,178	11.2%		$109,017
Food and beverage	169,401	(1.5)%		171,932	23.9%		138,750
Other hotel revenue	56,545	(13.4)%		65,289	9.6%		59,551
Total revenue	351,151	(2.0)%		358,399	16.6%		307,318
Operating expenses:
Rooms	26,473	(0.7)%		26,655	6.5%		25,034
Food and beverage	89,248	(2.7)%		91,686	17.4%		78,065
Other hotel expenses	91,015	1.9%		89,341	6.9%		83,569
Management fees, net	14,810	(7.8)%		16,067	84.8%		8,696
Depreciation and amortization	23,189	1.1%		22,947	(3.6)%		23,800
Total operating expenses	244,735	(0.8)%		246,696	12.6%		219,164
Operating income	$106,416	(4.7)%		$111,703	26.7%		$88,154
Performance metrics:
Occupancy	74.6%	(0.3)	pts	74.9%	5.9	pts	69.0%
ADR	$252.65	3.5%		$244.21	2.3%		$238.77
RevPAR	$188.58	3.0%		$183.02	11.2%		$164.65
Total RevPAR	$528.90	(2.3)%		$541.30	16.6%		$464.15

Gaylord National Results. The results of Gaylord National for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	2024	% Change		2023	% Change		2022
Revenues:
Rooms	$119,191	(0.4)%		$119,700	22.2%		$97,950
Food and beverage	155,836	5.8%		147,346	24.7%		118,119
Other hotel revenue	36,303	(9.5)%		40,093	18.7%		33,780
Total revenue	311,330	1.4%		307,139	22.9%		249,849
Operating expenses:
Rooms	41,045	(2.2)%		41,981	12.6%		37,299
Food and beverage	90,176	2.0%		88,389	25.9%		70,209
Other hotel expenses	94,150	(1.0)%		95,100	11.9%		84,981
Management fees, net	5,929	5.2%		5,635	34.6%		4,188
Depreciation and amortization	33,724	1.1%		33,357	(0.6)%		33,563
Total operating expenses	265,024	0.2%		264,462	14.9%		230,240
Operating income	$46,306	8.5%		$42,677	117.6%		$19,609
Performance metrics:
Occupancy	64.8%	(3.6)	pts	68.4%	11.9	pts	56.5%
ADR	$251.80	4.8%		$240.30	0.9%		$238.13
RevPAR	$163.16	(0.7)%		$164.30	22.2%		$134.45
Total RevPAR	$426.17	1.1%		$421.58	22.9%		$342.94

Gaylord Rockies Results. The results of Gaylord Rockies for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands, except percentages and performance metrics):

	2024	% Change		2023	% Change		2022
Revenues:
Rooms	$103,329	5.9%		$97,530	11.4%		$87,587
Food and beverage	149,890	13.3%		132,254	6.3%		124,463
Other hotel revenue	36,922	(0.1)%		36,953	(10.5)%		41,276
Total revenue	290,141	8.8%		266,737	5.3%		253,326
Operating expenses:
Rooms	23,683	(1.0)%		23,931	3.6%		23,099
Food and beverage	87,070	11.5%		78,079	6.8%		73,121
Other hotel expenses	57,400	4.2%		55,095	(7.6)%		59,637
Management fees, net	8,661	9.1%		7,935	5.6%		7,514
Depreciation and amortization	57,094	0.4%		56,843	(21.9)%		72,777
Total operating expenses	233,908	5.4%		221,883	(6.0)%		236,148
Operating income	$56,233	25.4%		$44,854	161.1%		$17,178
Performance metrics:
Occupancy	74.3%	0.9	pts	73.4%	5.1	pts	68.3%
ADR	$253.11	4.4%		$242.39	3.5%		$234.19
RevPAR	$188.09	5.7%		$178.02	11.4%		$159.87
Total RevPAR	$528.14	8.5%		$486.87	5.3%		$462.39

JW Marriott Hill Country Results. The results of JW Marriott Hill Country for the years ended December 31, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	2024	% Change (1)		2023
Revenues:
Rooms	$80,526	121.4%		$36,376
Food and beverage	97,610	144.6%		39,910
Other hotel revenue	42,388	156.5%		16,527
Total revenue	220,524	137.6%		92,813
Operating expenses:
Rooms	15,437	118.8%		7,055
Food and beverage	51,898	126.5%		22,915
Other hotel expenses	75,710	130.8%		32,805
Management fees, net	8,878	315.4%		2,137
Depreciation and amortization	30,193	105.1%		14,718
Total operating expenses	182,116	128.7%		79,630
Operating income	$38,408	191.3%		$13,183
Performance metrics:
Occupancy	69.2%	4.3	pts	64.9%
ADR	$317.32	4.4%		$304.07
RevPAR	$219.58	11.3%		$197.30
Total RevPAR	$601.32	19.4%		$503.41
(1)	We purchased JW Marriott Hill Country on June 30, 2023.

Entertainment Segment

Entertainment segment financial results for 2022 include Block 21 beginning May 31, 2022. The following presents the financial results of our Entertainment segment for the years ended December 31, 2024, 2023 and 2022 (in thousands, except percentages):

	2024	% Change	2023	% Change (1)	2022
Revenues	$342,176	5.4%	$324,658	21.1%	$267,995
Operating expenses (2)	(241,847)	8.1%	(223,663)	18.6%	(188,545)
Preopening costs	(4,618)	253.1%	(1,308)	145.9%	(532)
Depreciation and amortization	(29,519)	25.0%	(23,611)	28.2%	(18,420)
Operating income	$66,192	(13.0)%	$76,076	25.7%	$60,498
(1)	We purchased Block 21 on May 31, 2022.
(2)	Operating expenses for 2024 were reduced by a refund of $3.4 million of Tennessee franchise tax for prior years caused by a change in tax law.

Revenues increased in our Entertainment segment in 2024, as compared to 2023, as incremental revenue from Ole Red Las Vegas, which opened in January 2024, was partially offset by the Wildhorse Saloon as it was closed and being rebranded as Category 10 and a decrease at W Austin, primarily as a result of the disruption caused by the construction of enhancements at the property.

Entertainment segment operating expenses increased in 2024, as compared to 2023, primarily due to the opening of Ole Red Las Vegas, partially offset by the temporary closure of the Wildhorse Saloon, as well as a refund of Tennessee franchise tax for prior years caused by a change in tax law.

Depreciation and amortization increased in 2024, as compared to 2023, primarily due to the addition of depreciable assets associated with Ole Red Las Vegas.

Corporate and Other Segment

The following presents the financial results of our Corporate and Other segment for the years ended December 31, 2024, 2023 and 2022 (in thousands, except percentages):

	2024	% Change	2023	% Change	2022
Operating expenses	$41,819	(2.3)%	$42,789	(0.4)%	$42,982
(Gain) loss on sale of assets	(270)	(100.0)%	—	(100.0)%	469
Depreciation and amortization	918	5.9%	867	5.6%	821
Operating loss	$(42,467)	2.7%	$(43,656)	1.4%	$(44,272)

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased in 2024, as compared to 2023, primarily as a result of a decrease in employment expenses.

Operating Results – Preopening costs

Preopening costs for 2024 primarily include costs associated with Category 10, which opened in November 2024 and Ole Red Las Vegas, which opened in January 2024. Preopening costs for 2023 primarily include costs associated with Ole Red Las Vegas.

Operating Results – Gain (Loss) on Sale of Assets

Gain on sale of assets for 2024 and loss on sale of assets for 2022 includes the sale of miscellaneous corporate assets.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the years ended December 31, 2024, 2023 and 2022 (in thousands, except percentages):

	2024	% Change	2023	% Change	2022
Interest expense	$225,395	6.6%	$211,370	42.4%	$148,406
Interest income	27,977	30.6%	21,423	272.6%	5,750
Loss on extinguishment of debt	(2,479)	(10.1)%	(2,252)	(45.6)%	(1,547)
Income (loss) from unconsolidated joint ventures	275	101.6%	(17,308)	(57.8)%	(10,967)
Other gains and (losses), net	2,814	(28.2)%	3,921	125.0%	1,743
(Provision) benefit for income taxes	(13,836)	(114.8)%	93,702	341.7%	(38,775)

Interest Expense

The following presents interest expense associated with our outstanding borrowings, including the impact of interest rate swaps (in thousands, except percentages):

	2024	% Change	2023	% Change	2022
RHP Revolving Credit Facility	$4,056	(2.4)%	$4,156	(38.3)%	$6,740
RHP Term Loan A	—	—%	—	(100.0)%	3,805
RHP Term Loan B	27,703	(11.8)%	31,395	134.6%	13,383
RHP Senior Notes	143,592	83.0%	78,481	25.5%	62,532
Gaylord Rockies Term Loan	15,495	(72.5)%	56,295	34.4%	41,891
OEG Revolver	2,127	66.6%	1,277	141.9%	528
OEG Term Loan	30,682	(6.7)%	32,881	128.9%	14,363
Block 21 CMBS Loan	8,421	(0.9)%	8,499	68.2%	5,052
Other (1)	(6,681)	(313.9)%	(1,614)	(1,541.1)%	112
Total interest expense	$225,395	6.6%	$211,370	42.4%	$148,406
(1)	Other includes capitalized interest, as well as other miscellaneous items.

Interest expense increased in 2024, as compared to 2023, due primarily to higher interest rates and higher levels of indebtedness attributable to the $1 billion in 6.50% senior notes, partially offset by the prepayment of the Gaylord Rockies $800 million term loan.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 6.7% and 6.6% in 2024 and 2023, respectively.

Interest Income

Interest income includes amounts earned on our cash balances, as well as the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 3, “Notes Receivable,” to the accompanying consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

As a result of the March 2024 repayment of the Gaylord Rockies $800 million term loan, the April 2024 repricing of the RHP term loan B, the June 2024 refinancing of the OEG credit agreement, and the December 2024 repricing of the RHP term loan B, we recognized a loss on extinguishment of debt of $2.5 million in 2024.

As a result of the May 2023 refinancing of our credit facility and the extension of the Gaylord Rockies $800 million term loan, we recognized a loss on extinguishment of debt of $2.3 million in 2023.

Income (Loss) from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for 2023 represents our equity method share of losses associated with our previous investment in Circle.

In September 2023, we and our joint venture partner agreed to wind down Circle, and operations ceased on December 31, 2023. As a result, we incurred a loss related to Circle of approximately $10.5 million, which is included in loss from unconsolidated joint ventures in the accompanying consolidated statement of operations for 2023.

Other Gains and (Losses), net

Other gains and (losses), net for 2024 and 2023 primarily includes a gain of $3.2 million and $6.1 million, respectively, from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses.

(Provision) Benefit for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

During 2024 and 2023, we recorded an income tax (provision) benefit of $(13.8) million and $93.7 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction for both years and a change in valuation allowance at the TRSs in 2023.

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

Non-GAAP Financial Measures

We present the following non-GAAP financial measures we believe are useful to investors as key measures of our operating performance:

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

FFO, Adjusted FFO, and Adjusted FFO available to common stockholders and unit holders Definition

We calculate FFO, which definition is clarified by NAREIT in its December 2018 white paper as net income (calculated in accordance with GAAP) excluding depreciation and amortization (excluding amortization of deferred financing costs and debt discounts), gains and losses from the sale of certain real estate assets, gains and losses from a change in control, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciated real estate held by the entity, income (loss) from consolidated joint ventures attributable to noncontrolling interest, and pro rata adjustments from unconsolidated joint ventures.

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

We believe that the presentation of these non-GAAP financial measures provides useful information to investors regarding the performance of our ongoing operations because each presents a measure of our operations without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of assets and certain other items, which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base than our ongoing operations. We also use these non-GAAP financial measures as measures in determining our results after considering the impact of our capital structure.

We caution investors that non-GAAP financial measures we present may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. The non-GAAP financial measures we present should not be considered as alternative measures of our net income, operating performance, cash flow or liquidity. These non-GAAP financial measures may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that these non-GAAP financial measures can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to GAAP measures such as net income, operating income, or cash flow from operations.

The following is a reconciliation of our consolidated GAAP net income to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Net income	$280,190	$341,800	$134,948
Interest expense, net	197,418	189,947	142,656
Provision (benefit) for income taxes	13,836	(93,702)	38,775
Depreciation and amortization	235,626	211,227	208,616
(Gain) loss on sale of assets	(270)	—	327
Pro rata EBITDAre from unconsolidated joint ventures	5	25	89
EBITDAre	726,805	649,297	525,411
Preopening costs	4,618	1,308	532
Non-cash lease expense	3,501	5,710	4,831
Equity-based compensation expense	13,891	15,421	14,985
Pension settlement charge	858	1,313	1,894
Interest income on Gaylord National bonds	4,616	4,936	5,306
Loss on extinguishment of debt	2,479	2,252	1,547
Transaction costs of acquisitions	1,209	—	1,348
Pro rata adjusted EBITDAre from unconsolidated joint ventures (1)	(272)	10,508	—
Adjusted EBITDAre	757,705	690,745	555,854
Adjusted EBITDAre of noncontrolling interest in consolidated joint venture	(31,746)	(29,884)	(15,309)
Adjusted EBITDAre, excluding noncontrolling interest in consolidated joint venture	$725,959	$660,861	$540,545
(1)	In 2023, we and our joint venture partner agreed to wind down the Circle joint venture, with operations ceasing December 31, 2023. As a result, we incurred a loss related to Circle of approximately $10.5 million in 2023.

The following is a reconciliation of our consolidated GAAP net income to FFO and Adjusted FFO for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Net income	$280,190	$341,800	$134,948
Noncontrolling interest in consolidated joint venture	(6,760)	(28,465)	(5,032)
Net income available to common stockholders and unit holders	273,430	313,335	129,916
Depreciation and amortization	235,437	211,064	208,494
Adjustments for noncontrolling interest	(8,856)	(7,083)	(3,346)
Pro rata adjustments from joint ventures	5	73	92
FFO available to common stockholders and unit holders	500,016	517,389	335,156
Right-of-use asset amortization	189	163	122
Non-cash lease expense	3,501	5,710	4,831
Pension settlement charge	858	1,313	1,894
Pro rata adjustments from joint ventures (1)	(272)	10,508	—
(Gain) loss on other assets	(270)	—	469
Amortization of deferred financing costs	10,655	10,663	9,829
Amortization of debt discounts and premiums	2,397	2,325	989
Loss on extinguishment of debt	2,479	2,252	1,547
Adjustments for noncontrolling interest	(3,137)	18,635	(928)
Transaction costs of acquisitions	1,209	—	1,348
Deferred tax provision (benefit)	10,196	(95,825)	8,244
Adjusted FFO available to common stockholders and unit holders	$527,821	$473,133	$363,501
(1)	In 2023, we and our joint venture partner agreed to wind down the Circle joint venture, with operations ceasing December 31, 2023. As a result, we incurred a loss related to Circle of approximately $10.5 million in 2023.

Liquidity and Capital Resources

Cash Flows Provided By Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During 2024, our net cash flows provided by operating activities were $576.5 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of approximately $550.3 million and favorable changes in working capital of approximately $26.2 million. The favorable changes in working capital primarily resulted from an increase in deferred revenues associated with increased advanced room deposits on future hotel room stays and a decrease in accounts receivable associated with a difference in timing of credit card settlements.

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

Cash Flows Used in Investing Activities. During 2024, our primary use of funds for investing activities was the purchase of property and equipment, which totaled $407.9 million, and consisted primarily of enhancements at Gaylord Rockies to construct a new events pavilion, enhance the grand lodge and reposition its food and beverage outlets; enhancements to meeting spaces at Gaylord Opryland; the conversion of the Wildhorse Saloon to Category 10; a rooms renovation at the W Austin and common area enhancements at Block 21; the completion of Ole Red Las Vegas; a rooms and lobby renovation at Gaylord Palms; and ongoing maintenance capital expenditures for each of our existing properties.

During 2023, our primary use of funds for investing activities was the use of $791.5 million in net cash to purchase JW Marriott Hill Country and purchases of property and equipment, which totaled $206.8 million. Purchases of property and equipment consisted primarily of the construction of Ole Red Las Vegas; enhancements at Gaylord Rockies to better position the property for our group customers; a rooms, restaurant and meeting space renovation at Gaylord Palms; enhancements to the offerings at Block 21; and ongoing maintenance capital expenditures for each of our existing properties.

Cash Flows Provided By (Used In) Financing Activities. Our cash flows from financing activities primarily reflect the incurrence and repayment of long-term debt and the payment of cash dividends. During 2024, net cash flows used in financing activities were $290.3 million, primarily reflecting the issuance of $1 billion in 6.50% senior notes, offset by the prepayment of the Gaylord Rockies $800.0 million term loan, the net repayment of $203.5 million under our term loan B, the payment of $266.1 million in cash distributions, and the payment of $23.7 million in deferred financing costs.

During 2023, net cash flows provided by financing activities were $711.9 million, primarily reflecting the issuance of $400.0 million in 7.25% senior notes, $395.4 million in net proceeds from the issuance of approximately 4.4 million shares of our common stock, and the net borrowing of $121.3 million under our refinanced credit facility, partially offset by the payment of $176.0 million in cash distributions, and the payment of $23.4 million in deferred financing costs.

Liquidity

At December 31, 2024, we had $477.7 million in unrestricted cash and $754.7 million available for borrowing in the aggregate under our revolving credit facility and the OEG revolving credit facility. During 2024, we issued $1 billion in 6.50% senior notes, repaid the $800.0 million Gaylord Rockies term loan, incurred capital expenditures of $407.9 million, paid $266.1 million in cash distributions, and repaid $203.5 million under our term loan B. These changes, partially offset by the cash flows provided by operations discussed above, were the primary factors in the decrease in our cash balance from 2023 to 2024.

We anticipate investing in our operations during 2025 by spending between approximately $400 million and $500 million in capital expenditures, which includes projects at Gaylord Opryland for the renovation of a ballroom and pre-

function space, the development of a sports bar, pavilion and event lawn, and a meeting space expansion; a rooms renovation at Gaylord Texan; and ongoing maintenance capital for each of our current facilities. Further, our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually. We currently have no debt maturities until January 2026. We believe we will be able to refinance our debt agreements prior to their maturities.

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

Our outstanding principal debt agreements are described below. At December 31, 2024, there were no defaults under the covenants related to our outstanding debt.

Principal Debt Agreements

Credit Facility. On May 18, 2023, we entered into a Credit Agreement (as modified pursuant to the First Incremental Agreement and the Second Incremental Agreement (each as hereinafter defined) and as further supplemented, the “Credit Agreement”), among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, which replaced the Company’s previous credit facility. The Credit Agreement provides for a $700.0 million revolving credit facility (the “Revolver”) and a senior secured term loan B (the “Term Loan B”) (in the original principal amount of $500.0 million, which was reduced to $295.0 million on March 28, 2024), as well as an accordion feature that will allow us to increase the facilities by an aggregate of up to $475 million, which may be allocated between the Revolver and the Term Loan B at our option.

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

In addition, each of the Revolver and Term Loan B contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the Credit Agreement are as follows:

●	We must maintain a consolidated net leverage ratio of not greater than 6.50x.
●	We must maintain a consolidated fixed charge coverage ratio of not less than 1.50x.
●	Our secured indebtedness must not exceed 30% of consolidated total asset value.
●	Our secured recourse indebtedness must not exceed 10% of consolidated total asset value.
●	Unencumbered leverage ratio must not exceed 55% (with the ability to surge to 60% in connection with a material acquisition).
●	Unencumbered adjusted NOI to unsecured interest expense ratio of not less than 2.0x.

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Revolving Credit Facility. The maturity date of the Revolver is May 18, 2027, with the option to extend the maturity date for a maximum of one additional year through either (i) a single 12-month extension option or (ii) two individual six-month extensions. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) Adjusted Term SOFR plus the applicable margin ranging from 1.40% to 2.00%, (ii) Adjusted Daily Simply SOFR plus the applicable margin ranging from 1.40% to 2.00% or (iii) a base rate as set in the Credit Agreement plus the applicable margin ranging from 0.40% to 1.00%, with each option dependent upon our consolidated net leverage ratio (as defined in the Credit Agreement). Principal is payable in full at maturity, and the Revolver was undrawn at closing.

For purposes of the Revolver, Adjusted Term SOFR is calculated as the sum of Term SOFR plus an adjustment of 0.10% (all as more specifically described in the Credit Agreement), subject to a floor of 0.00%. Adjusted Daily Simple SOFR is calculated as the sum of SOFR plus an adjustment of 0.10% (all as more specifically described in the Credit Agreement), subject to a floor of 0.00%.

At December 31, 2024, no amounts were outstanding under the Revolver, and the lending banks had issued $4.3 million of letters of credit under the Credit Agreement, which left $695.7 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $1 billion in aggregate principal amount of senior notes due 2032 (the $1 Billion 6.50% Senior Notes”), our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), our $600 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”) and our $400 million in aggregate principal amount of senior notes due 2028 (“$400 Million 7.25% Senior Notes”), which we met at December 31, 2024).

Term Loan B. The Term Loan B has a maturity date of May 18, 2030. Prior to the effectiveness of the First Incremental Agreement and the Second Incremental Agreement (as hereinafter defined), the applicable interest rate margins for borrowings under the Term Loan B were, at our option, either (i) Term SOFR plus 2.75%, (ii) Daily Simple SOFR plus 2.75% or (iii) a base rate as set in the Credit Agreement plus 1.75%. In addition, if for any fiscal year there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed.

On April 12, 2024, we entered into an Incremental Tranche B Term Loan Agreement (the “First Incremental Agreement”), which supplemented the Credit Agreement and included the addition of certain new lenders and the removal of certain other lenders. The First Incremental Agreement reduced the applicable interest rate margins for the loans advanced under the refinanced Term Loan B. The applicable interest rate margins for the refinanced Term Loan B under the First Incremental Agreement were (i) 2.25% for SOFR Loans (as defined in the Credit Agreement) and (ii) 1.25% for base rate loans.

On December 19, 2024, we entered into an additional Incremental Tranche B Term Loan Agreement (the “Second Incremental Agreement”), which supplements the Credit Agreement. The Second Incremental Agreement reduces the applicable interest rate margins for the loans advanced under the refinanced Term Loan B. The applicable interest rate margins for the refinanced Term Loan B under the Second Incremental Agreement are (i) 2.00% for SOFR Loans (as defined in the Credit Agreement) and (ii) 1.00% for base rate loans. Further, the Second Incremental Agreement provides for the applicable interest rate margins to be further reduced by an additional 0.25% upon our meeting certain criteria as set forth in the Second Incremental Agreement.

At December 31, 2024, the interest rate on the Term Loan B was Term SOFR plus 2.00%. Neither the First Incremental Agreement nor the Second Incremental Agreement changed the maturity dates under the Credit Agreement or resulted in any increase in principal indebtedness. In addition, the Second Incremental Agreement confirms that the annual amortization under the Term Loan B is 1% of the refinanced $293.5 million outstanding principal amount, with the balance due at maturity. At December 31, 2024, $292.8 million in borrowings were outstanding under the Term Loan B.

For purposes of the Term Loan B, each of Term SOFR and Daily Simply SOFR are subject to a floor of 0.00%.

$1 Billion 6.50% Senior Notes. On March 28, 2024, the Operating Partnership and RHP Finance Corporation (“Finco”) (collectively, the “issuing subsidiaries”) completed the private placement of $1.0 billion in aggregate principal amount of 6.50% senior notes due 2032, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $1 Billion 6.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $1 Billion 6.50% Senior Notes have a maturity date of April 1, 2032 and bear interest at 6.50% per annum, payable semi-annually in cash in arrears on April 1 and October 1 each year, beginning October 1, 2024. The $1 Billion 6.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $700 Million 4.75% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $1 Billion 6.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $1 Billion 6.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $1 Billion 6.50% Senior Notes.

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

The $1 Billion 6.50% Senior Notes are redeemable before April 1, 2027, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $1 Billion 6.50% Senior Notes will be redeemable, in whole or in part, at any time on or after April 1, 2027 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.250%, 101.625% and 100.000% beginning on April 1 of 2027, 2028, and 2029, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

$700 Million 4.75% Senior Notes. In September 2019, the Operating Partnership and Finco completed the private placement of $500.0 million in aggregate principal amount of senior notes due 2027, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $500 Million 4.75% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $500 Million 4.75% Senior Notes have a maturity date of October 15, 2027 and bear interest at 4.75% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The $500 Million 4.75% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $600 Million 4.50% Senior Notes, and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $500 Million 4.75% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $500 Million 4.75% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $500 Million 4.75% Senior Notes.

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

The $700 Million 4.75% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 101.188% and 100.00% beginning on October 15 of 2024, and 2025, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

We completed a registered offer to exchange the $700 Million 4.75% Senior Notes for registered notes with substantially identical terms as the $700 Million 4.75% Senior Notes in July 2020.

$600 Million 4.50% Senior Notes. In February 2021, the Operating Partnership and Finco completed the private placement of $600.0 million in aggregate principal amount of senior notes due 2029, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $600 Million 4.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $600 Million 4.50% Senior Notes have a maturity date of February 15, 2029 and bear interest at 4.50% per annum, payable semi-annually in cash in arrears on February 15 and August 15 each year. The $600 Million 4.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes, and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $600 Million 4.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $600 Million 4.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $600 Million 4.50% Senior Notes.

The $600 Million 4.50% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 101.500%, 100.750%, and 100.000% beginning on February 15 of 2025, 2026, and 2027, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

$400 Million 7.25% Senior Notes. In June 2023, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of 7.25% senior notes due 2028, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $400 Million 7.25% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company National Association as trustee. The $400 Million 7.25% Senior Notes have a maturity date of July 15, 2028 and bear interest at 7.25% per annum, payable semi-annually in cash in arrears on January 15 and July 15 each year. The $400 Million 7.25% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes and $600 Million 4.50% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 7.25% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 7.25% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 7.25% Senior Notes.

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

On March 28, 2024, we paid off the Gaylord Rockies Loan with the proceeds from the $1 Billion 6.50% Senior Notes discussed above and terminated the interest rate swap.

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

The Amended OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $80.0 million (the “OEG Revolver”). The OEG Term Loan refinances and replaces the former term loan in the outstanding principal amount of $294.8 million as of June 28, 2024 and the OEG Revolver replaces the former senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million. At December 31, 2024, $299.3 million was outstanding under the OEG Term Loan and $21.0 million was outstanding under the OEG Revolver.

The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its wholly owned subsidiaries (other than Block 21-related subsidiaries, as more specifically described in the Amended OEG Credit Agreement). The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the Amended OEG Credit Agreement, (a) the Alternate Base Rate plus 2.50% or (b) Adjusted Term SOFR plus 3.50% (all as more specifically described in the Amended OEG Credit Agreement). In November 2022, OEG entered into an interest rate swap to fix the SOFR portion of the interest rate on $100.0 million of borrowings at 4.533% through December 2025. Borrowings under the OEG Revolver bear interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the Amended OEG Credit Agreement, (a) the Alternate Base Rate plus the Applicable Rate (as defined in the Amended OEG Credit Agreement) or (b) Adjusted Term SOFR plus the Applicable Rate. Under the Amended OEG Credit Agreement, (i) the Applicable Rate for Alternative Base Rate loans will be between 2.75% and 2.25% and (ii) the Applicable Rate for Adjusted Term SOFR loans will be between 3.75% and 3.25%, in each of (i) and (ii) based upon the First Lien Leverage Ratio of OEG Finance and its consolidated subsidiaries (as more specifically described in the Amended OEG Credit Agreement). The Applicable Rate for borrowings under the OEG Revolver as of December 31, 2024 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans.

The OEG Term Loan matures on June 28, 2031, and the OEG Revolver matures on June 28, 2029. OEG used the proceeds from the OEG Term Loan to refinance the original term loan under the Original OEG Credit Agreement.

Block 21 CMBS Loan. At the closing of the purchase of Block 21 on May 31, 2022, a subsidiary of the Company assumed a $136 million, ten-year, non-recourse term loan secured by a mortgage on Block 21 (the “Block 21 CMBS Loan”). The Block 21 CMBS Loan has a fixed interest rate of 5.58% per annum, payable monthly, matures January 5, 2026, and provides for payments due monthly based on a 30-year amortization. At December 31, 2024, $129.0 million was outstanding under the Block 21 CMBS Loan.

The Block 21 CMBS Loan contains customary financial covenants and other restrictions, including sponsor net worth and liquidity requirements, and debt service coverage ratio targets that Block 21 must meet in order to avoid a “Trigger Period,” the occurrence of which does not constitute a default. The disruption caused by a significant renovation of the rooms and public spaces at the W Austin negatively impacted the results of Block 21 and resulted in the Trigger Period being effective starting September 30, 2024. During the Trigger Period, cash in excess of operating expenses, debt service and certain reserves is deposited in a reserve account and held until Block 21 exits the Trigger Period by achieving a specified minimum debt service coverage ratio on a trailing twelve-month basis, at which time the reserved cash will be released to Block 21 and its owner.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at December 31, 2024 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations over the next five years are $837.9 million. These estimated obligations are $205.2 million in 2025, $198.2 million in 2026, $189.4 million in 2027, $148.6 million in 2028, and $96.6 million in 2029. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herein for a discussion of the interest we paid during 2024, 2023 and 2022.

Inflation

Inflation has had a more meaningful impact on our business during recent periods than in historical periods. However, favorable ADR and outside-the-room spend in our Hospitality segment and business levels in our Entertainment segment in recent years have reduced the impact of increased operating costs, including increased insurance, utilities and other costs, on our financial position and results of operations.

Additionally, increased interest rates have driven higher interest expense on our debt. In an effort to mitigate the impact of increased interest rates, at December 31, 2024, 85% of our outstanding debt is fixed-rate debt, after considering the impact of interest rate swaps.

We continue to monitor inflationary pressures and may need to consider potential mitigation actions in future periods. A prolonged inflationary environment could adversely affect our operating costs, customer spending and bookings, and our financial results.

Supplemental Guarantor Financial Information

The Company’s $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes, $600 Million 4.50% Senior Notes and $400 Million 7.25% Senior Notes were each issued by the Issuers and are guaranteed on a senior unsecured basis by the Company (as the parent company), each of the Operating Partnership’s subsidiaries that own the Gaylord Hotels properties and certain other of the Company’s subsidiaries, each of which also guarantees the Operating Partnership’s Credit Agreement, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The Guarantors are 100% owned by the Operating Partnership or the Company, and the guarantees are full and unconditional and joint and several. The guarantees rank equally in right of payment with each Guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such Guarantor. Not all of the Company’s subsidiaries have guaranteed these senior notes, and the guarantees are structurally subordinated to all indebtedness and other obligations of such subsidiaries that have not guaranteed these senior notes.

The following tables present summarized financial information for the Issuers and the Guarantors on a combined basis and the intercompany balances and transactions between these parties, as well as any investments in or equity in earnings from non-guarantor subsidiaries, have been eliminated (amounts in thousands):

December 31,
2024
Other assets	$3,318,192
Total assets	$3,318,192

Net payables due to non-guarantor subsidiaries	$239,157
Other liabilities	3,204,169
Total liabilities	$3,443,326
Total noncontrolling interest	$3,657

Year Ended
December 31, 2024
Revenues from non-guarantor subsidiaries	$585,855
Operating expenses (excluding expenses to non-guarantor subsidiaries)	168,004
Expenses to non-guarantor subsidiaries	21,724
Operating income	396,127
Interest income from non-guarantor subsidiaries	2,491
Net income	224,218
Net income available to common stockholders	215,666

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

We provide credit loss reserves for the Gaylord National Bonds by comparing the amortized cost basis to their present value. If the amortized cost basis exceeds the present value, an expected credit loss exists and the allowance for credit losses is measured as the difference between the bonds’ amortized cost basis and present value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections over the contractual life of the bonds, as well as observable market data to the extent available. Our estimate of the present value of the Gaylord National Bonds is sensitive to the significant assumptions of the discounted cash flow analysis, which include the projections of hotel taxes (which are based on expected hotel rooms revenues) and property taxes, both of which are affected by expectations about future market and economic conditions, particularly those in the Washington D.C. market. Further, such assumptions require significant judgment as the Gaylord National Bonds and related projected cash flows continue for an extended period of time through 2037.

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

In addition, we must evaluate uncertainties in the application of complex tax regulations in the calculation of tax liabilities. We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We make this assessment based on only the technical merits of the tax position. At December 31, 2024 and 2023, we had no accruals for unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2024 and 2023, we have accrued no interest or penalties related to uncertain tax positions.

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

Risk Related to Changes in Interest Rates

At December 31, 2024, borrowings outstanding under the Term Loan B bore interest at an annual rate of SOFR plus 2.0%. If SOFR were to increase by 100 basis points, our annual interest cost on the $292.8 million in borrowings outstanding at December 31, 2024 would increase by approximately $2.9 million.

At December 31, 2024, borrowings outstanding under the OEG Term Loan bore interest at an annual rate of SOFR plus 3.5%. We have hedged our interest rate exposure on $100.0 million of borrowings under the OEG Term Loan with an interest rate swap that fixes the SOFR portion of interest payments through December 2025. If Adjusted Term SOFR were to increase by 100 basis points, our annual interest cost on the $199.3 million in borrowings outstanding under the OEG Term Loan that are not hedged at December 31, 2024 would increase by approximately $2.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2024. As a result, the interest rate market risk implicit in these investments at December 31, 2024, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At December 31, 2024, the value of the investments in the pension fund was $51.0 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $5.1 million.

Summary

Based upon our overall market risk exposures at December 31, 2024, we believe that the effects of changes in interest rates related to our borrowings and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control - Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.            Other Information

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 9C.            Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of the Ten (10) Nominees for Director Identified in this Proxy Statement” in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c)(3) of Regulation S-K is incorporated by reference to the discussion under the heading “Submitting Stockholder Proposals and Nominations for 2026 Annual Meeting” in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC.

Information required by Item 408(b) of Regulation S-K is incorporated herein by reference to the discussion under the heading “Company Information – Insider Trading Policy” in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC. A copy of the insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

Certain other information concerning executive officers and certain other officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

The Company has a separately designated audit committee of the Board of Directors established in accordance with the Exchange Act. Erin Helgren, Fazal Merchant, Christine Pantoya and Robert Prather currently serve as members of the Audit Committee, and Mr. Merchant serves as its chairman. Our Board of Directors has determined that Mr. Merchant is an “audit committee financial expert” as defined by the SEC and is independent, as that term is defined in the Exchange Act and the listing standards of the New York Stock Exchange.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of our Board of Directors and our officers, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. In addition, the Board of Directors has adopted Corporate Governance Guidelines and restated charters for our Audit Committee, Human Resources Committee, Risk Committee, and Nominating and Corporate Governance Committee. You can access our Code of Business Conduct and Ethics, Corporate Governance Guidelines and current committee charters on our website at www.rymanhp.com or request a copy of any of the foregoing by writing to the following address: Ryman Hospitality Properties, Inc., Attention: Secretary, One Gaylord Drive, Nashville, Tennessee 37214. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Conduct and Ethics, Corporate Governance Guidelines or current committee charters on our website. In accordance with the corporate governance listing standards of the New York Stock Exchange, the Company has designated Mr. Michael Roth as the lead director at all meetings of non-management directors, which meetings will be held on a regular basis. Stockholders, employees and other interested parties may communicate with Mr. Roth, individual non-management directors, or the non-management directors as a group, by email at boardofdirectors@rymanhp.com.

Item 11.            Executive Compensation

The information required by this Item is incorporated herein by reference to the discussions under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation – 2024 Summary Compensation Table,” “2024 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2024 Fiscal Year End,” “2024 Option Exercises and Stock Vested,” “Company Information – CEO Pay Ratio,” “2024 Pay Versus Performance,” “Other Compensation Information – Pension Benefits,” “Other Compensation Information – Nonqualified Deferred Compensation,” “Other Compensation Information – 2024 Nonqualified Deferred Compensation Table,” “Potential Payments on Termination or Change of Control,” “Company Information – Committees of the Board – Compensation

Committee Interlocks and Insider Participation,” and “Human Resources Committee Report” in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Stock Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the discussions under the headings “Company Information – Corporate Governance – Independence of Directors” and “Certain Transactions” in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC.

Item 14.             Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC.

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

4.8	Form of 4.500% Senior Note due 2029 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 17, 2021).
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
4.11

Indenture, dated as of March 28, 2024, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., as a guarantor, each of the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2024).

4.12	Form of 6.500% Senior Note due 2032 (incorporated by reference to Exhibit A of Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2024).

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

10.2

Incremental Tranche B Term Loan Agreement, dated April 12, 2024, among Ryman Hospitality Properties, Inc., as parent and as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 12, 2024).

10.3

Second Incremental Tranche B Term Loan Agreement, dated December 19, 2024, among Ryman Hospitality Properties, Inc., as parent and as a guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2024).

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

10.8

Investment Agreement, dated as of April 4, 2022, by and among the Company, OEG Attractions Holdings, LLC, RHP Hotels, LLC, RHP Hotel Properties, LP, A-OEG Holdings, LLC and Atairos Group, Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2022).

10.9

First Amendment to Investment Agreement, dated as of May 26, 2022, by and among the Company, OEG Attractions Holdings, LLC, RHP Hotels, LLC, RHP Hotel Properties, LP, A-OEG Holdings, LLC and Atairos Group, Inc., (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2022).

10.10

Second Amendment to Investment Agreement, dated as of June 15, 2022, by and among the Company, OEG Attractions Holdings, LLC, RHP Hotels, LLC, RHP Hotel Properties, LP, A-OEG Holdings, LLC and Atairos Group, Inc., (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2022).

10.11

Second Amended and Restated Limited Liability Company Agreement for OEG Attractions Holdings, LLC, dated June 16, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2022).

10.12

First Amendment to Second Amended and Restated Limited Liability Company Agreement for OEG Attractions Holdings, LLC, dated January 12, 2024 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

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

10.19#

Fourth Amendment to Executive Employment Agreement, dated as of December 31, 2020, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.20#

Fifth Amendment to Employment Agreement, dated as of October 11, 2022, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 11, 2022).

10.21#

Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.22#

Form of Employment Agreement of Mark Fioravanti, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008).

10.23#	Form of Amendment No. 1 to Employment Agreement of Mark Fioravanti (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.24#

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

10.27#

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

10.32*#	Summary of Director and Executive Officer Compensation.
10.33#	Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2016).
10.34#

Amendment dated February 10, 2017 to Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.35#

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

10.37#	Ryman Hospitality Properties, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 9, 2024).
10.38#

Form of Performance-Based Restricted Stock Unit Award Agreement granted pursuant to the Company’s 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

10.39#

Form of Time-Based Restricted Stock Unit Award Agreement granted pursuant to the Company’s 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

19*	Statement of Company Policy Regarding Insider Trading and Company Policy Regarding Special Trading Procedures.
21*	Subsidiaries of the Company.
22	List of Parent and Subsidiary Guarantors (incorporated by reference to Exhibit 22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).
31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
97

Ryman Hospitality Properties, Inc. NYSE Executive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

101*

The following materials from Ryman Hospitality Property, Inc.’s Annual Form on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2024 and 2023, (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Noncontrolling Interest for the years ended December 31, 2024, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: February 21, 2025	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed	Executive Chairman of the Board of Directors	February 21, 2025
Colin V. Reed

/s/ Rachna Bhasin	Director	February 21, 2025
Rachna Bhasin

/s/ Alvin Bowles, Jr.	Director	February 21, 2025
Alvin Bowles, Jr.

/s/ William E. Haslam	Director	February 21, 2025
William E. Haslam

/s/ Erin Mulligan Helgren	Director	February 21, 2025
Erin Mulligan Helgren

/s/ Fazal F. Merchant	Director	February 21, 2025
Fazal F. Merchant

/s/ Christine Pantoya	Director	February 21, 2025
Christine Pantoya

/s/ Robert S. Prather, Jr.	Director	February 21, 2025
Robert S. Prather, Jr.

/s/ Michael I. Roth	Director	February 21, 2025
Michael I. Roth

/s/ Mark Fioravanti	Director, President and Chief Executive Officer	February 21, 2025
Mark Fioravanti

/s/ Jennifer Hutcheson	Executive Vice President, Chief Financial Officer	February 21, 2025
Jennifer Hutcheson	and Chief Accounting Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Ryman Hospitality Properties, Inc. and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2024 and 2023 and for Each of the Three Years in the Period Ended December 31, 2024
Report of Independent Registered Public Accounting Firm (PCAOB ID: 0042)	77
Report of Independent Registered Public Accounting Firm	79
Consolidated Balance Sheets as of December 31, 2024 and 2023	80
Consolidated Statements of Operations for the Years ended December 31, 2024, 2023, and 2022	81
Consolidated Statements of Comprehensive Income for the Years ended December 31, 2024, 2023, and 2022	82
Consolidated Statements of Cash Flows for the Years ended December 31, 2024, 2023, and 2022	83
Consolidated Statements of Equity (Deficit) and Noncontrolling Interest for the Years ended December 31, 2024, 2023, and 2022	84
Notes to Consolidated Financial Statements	85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryman Hospitality Properties, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity (deficit) and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

National bonds credit loss reserve

Description of the Matter

At December 31, 2024, the Company holds within Notes Receivable two issuances of governmental bonds (the Bonds) received in connection with the development of the Gaylord National Resort & Convention Center which are reported at a total carrying value of $57.8 million, net of a credit loss reserve of $38.0 million. At December 31, 2024, the Series B bond is fully reserved. The Series A bond is of higher priority than other tranches which fall between the Company’s two issuances. The Company assesses the Bonds for credit losses, which requires an estimate of projected tax revenues that will service the Bonds over the remaining term. The Bonds and related accounting are more fully described in Notes 1 and 3 to the consolidated financial statements.

Auditing management’s assessment of the valuation of the credit loss reserve for the Bonds was complex and judgmental due to the significant estimation required in projecting tax revenues, specifically hotel occupancy taxes and special hotel occupancy taxes generated from the Gaylord National Resort & Convention Center which provide revenues to fund the Bonds. In particular, the estimate of credit losses is impacted by the projections of hotel taxes (which are based on estimated hotel revenues), which are judgmental as the Bonds and related projected cash flows continue for an extended period of time through 2037.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimation of the credit loss reserve for the Bonds, including controls over management’s review of the projections described above.

To test the Company’s determination of the credit loss reserve as of December 31, 2024, we performed audit procedures that included, among others, assessing the methodology utilized by management, testing the projections discussed above and the related underlying data used by the Company in its evaluation, and testing the mathematical accuracy of the calculations. In performing those procedures, we compared hotel revenue projections used by management to current industry forecasts. We also involved valuation specialists to assist in assessing the Company’s hotel revenue projections used in the credit loss analysis.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Nashville, Tennessee

February 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ryman Hospitality Properties, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity (deficit) and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2), and our report dated February 21, 2025, expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 21, 2025

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2024	2023
ASSETS:
Property and equipment, net	$4,124,382	$3,955,586
Cash and cash equivalents - unrestricted	477,694	591,833
Cash and cash equivalents - restricted	98,534	108,608
Notes receivable, net	57,801	61,760
Trade receivables, net	94,184	110,029
Deferred income tax assets, net	70,511	81,624
Prepaid expenses and other assets	178,091	154,810
Intangible assets, net	116,376	124,287
Total assets	$5,217,573	$5,188,537

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$3,378,396	$3,377,028
Accounts payable and accrued liabilities	466,571	464,720
Distributions payable	71,444	67,932
Deferred management rights proceeds	164,658	165,174
Operating lease liabilities	135,117	129,122
Other liabilities	66,805	66,658
Total liabilities	4,282,991	4,270,634
Commitments and contingencies
Noncontrolling interest in consolidated joint venture	381,945	345,126
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 59,903 and 59,712 shares issued and outstanding, respectively	599	597
Additional paid-in capital	1,475,211	1,502,710
Treasury stock of 696 and 668 shares, at cost	(23,526)	(20,508)
Distributions in excess of retained earnings	(888,132)	(894,259)
Accumulated other comprehensive loss	(15,172)	(19,387)
Total stockholders' equity	548,980	569,153
Noncontrolling interest in Operating Partnership	3,657	3,624
Total equity	552,637	572,777
Total liabilities and equity	$5,217,573	$5,188,537

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2024, 2023 and 2022
(Amounts in thousands, except per share data)

	2024	2023	2022
Revenues:
Rooms	$744,587	$701,138	$595,544
Food and beverage	940,827	831,796	667,009
Other hotel revenue	311,636	300,544	275,421
Entertainment	342,176	324,658	267,995
Total revenues	2,339,226	2,158,136	1,805,969

Operating expenses:
Rooms	179,358	173,749	155,817
Food and beverage	516,309	465,963	381,142
Other hotel expenses	555,554	519,328	457,291
Management fees, net	73,531	66,425	43,425
Total hotel operating expenses	1,324,752	1,225,465	1,037,675
Entertainment	241,847	223,663	188,545
Corporate	41,819	42,789	42,982
Preopening costs	4,618	1,308	532
(Gain) loss on sale of assets	(270)	—	469
Depreciation and amortization	235,626	211,227	208,616
Total operating expenses	1,848,392	1,704,452	1,478,819

Operating income	490,834	453,684	327,150
Interest expense	(225,395)	(211,370)	(148,406)
Interest income	27,977	21,423	5,750
Loss on extinguishment of debt	(2,479)	(2,252)	(1,547)
Income (loss) from unconsolidated joint ventures	275	(17,308)	(10,967)
Other gains and (losses), net	2,814	3,921	1,743
Income before income taxes	294,026	248,098	173,723
(Provision) benefit for income taxes	(13,836)	93,702	(38,775)
Net income	280,190	341,800	134,948

Net income attributable to noncontrolling interest in consolidated joint venture	(6,760)	(28,465)	(5,032)
Net income attributable to noncontrolling interest in Operating Partnership	(1,792)	(2,118)	(923)
Net income available to common stockholders	$271,638	$311,217	$128,993

Basic income per share available to common stockholders	$4.54	$5.39	$2.34
Diluted income per share available to common stockholders	$4.38	$5.36	$2.33

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2024, 2023 and 2022
(Amounts in thousands)

	2024	2023	2022
Net income	$280,190	$341,800	$134,948

Other comprehensive income (loss), before tax:
Gain (loss) on minimum pension liability:
Gains (losses) arising during the period	4,538	4,428	(1,428)
Amount reclassified from accumulated other comprehensive loss	(553)	(308)	(174)
	3,985	4,120	(1,602)
Interest rate derivatives:
Gains arising during period	1,940	670	16,007
Amount reclassified from accumulated other comprehensive loss	(1,003)	(12,177)	3,541
	937	(11,507)	19,548

Other-than-temporary impairment loss on held-to-maturity securities:
Amount reclassified from accumulated other comprehensive loss	211	209	211
	211	209	211

Other comprehensive income (loss), before tax	5,133	(7,178)	18,157
Income tax provision related to items of comprehensive loss	(918)	(1,286)	—
Other comprehensive income (loss), net of tax	4,215	(8,464)	18,157

Comprehensive income	$284,405	$333,336	$153,105
Comprehensive income attributable to noncontrolling interest in consolidated joint venture	(6,899)	(28,560)	(4,683)
Comprehensive income attributable to noncontrolling interest in Operating Partnership	(1,820)	(2,062)	(1,052)
Comprehensive income available to common stockholders	$275,686	$302,714	$147,370

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023 and 2022
(Amounts in thousands)

	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$280,190	$341,800	$134,948
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	10,196	(95,825)	8,244
Depreciation and amortization	235,626	211,227	208,616
Amortization of deferred financing costs	10,655	10,663	9,829
(Income) loss from unconsolidated joint ventures	(275)	17,308	10,967
Stock-based compensation expense	13,891	15,421	14,985
Changes in:
Trade receivables	15,845	21,550	(40,686)
Accounts payable and accrued liabilities	13,860	41,520	66,428
Other assets and liabilities	(3,482)	(6,608)	6,600
Net cash flows provided by operating activities	576,506	557,056	419,931

Cash Flows from Investing Activities:
Purchases of property and equipment	(407,905)	(206,776)	(89,520)
Collection of notes receivable	4,060	5,903	3,718
Purchase of JW Marriott Hill Country, net of cash acquired	—	(791,466)	—
Purchase of Block 21, net of cash acquired	—	—	(93,992)
Investment in Circle	—	(10,500)	(10,000)
Other investing activities, net	(6,557)	(9,977)	481
Net cash flows used in investing activities	(410,402)	(1,012,816)	(189,313)

Cash Flows from Financing Activities:
Repayments under revolving credit facility	—	—	(190,000)
Borrowings under term loan B	18,861	500,000	—
Repayments under term loan A	—	—	(300,000)
Repayments under term loan B	(222,320)	(378,750)	(5,000)
Borrowings under OEG revolving credit facility	54,000	5,000	—
Repayments under OEG revolving credit facility	(38,000)	—	—
Borrowings under OEG term loan	299,250	—	288,000
Repayments under OEG term loan	(297,000)	(3,000)	(750)
Repayments under Block 21 CMBS loan	(2,904)	(2,765)	(1,520)
Repayments under Gaylord Rockies term loan	(800,000)	—	—
Issuance of senior notes	1,000,000	400,000	—
Deferred financing costs paid	(23,709)	(23,400)	(15,411)
Issuance of common stock, net	—	395,444	—
Sale of noncontrolling interest in OEG	—	—	285,925
Payment of distributions	(266,114)	(176,001)	(5,855)
Payment of tax withholdings for share-based compensation	(12,300)	(4,386)	(4,478)
Other financing activities, net	(81)	(271)	(199)
Net cash flows provided by (used in) financing activities	(290,317)	711,871	50,712

Net change in cash, cash equivalents, and restricted cash	(124,213)	256,111	281,330
Cash, cash equivalents, and restricted cash, beginning of year	700,441	444,330	163,000
Cash, cash equivalents, and restricted cash, end of year	$576,228	$700,441	$444,330

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$477,694	$591,833	$334,194
Cash and cash equivalents - restricted	98,534	108,608	110,136
Cash, cash equivalents, and restricted cash, end of year	$576,228	$700,441	$444,330

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
For the Years Ended December 31, 2024, 2023 and 2022
(Amounts in thousands)

				Distributions	Accumulated		Noncontrolling		Noncontrolling
		Additional		in Excess of	Other	Total	Interest in		Interest in
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Operating	Total	Consolidated
	Stock	Capital	Stock	Earnings	Loss	Equity (Deficit)	Partnership	Equity (Deficit)	Joint Venture
BALANCE, December 31, 2021	$551	$1,112,867	$(18,467)	$(1,088,105)	$(29,080)	$(22,234)	$(159)	$(22,393)	$—
Net income	—	—	—	128,993	—	128,993	923	129,916	5,032
Adjustment of noncontrolling interest in consolidated joint venture to redemption value	—	(10,869)	—	—	—	(10,869)	—	(10,869)	10,869
Other comprehensive income, net of income taxes	—	—	—	—	18,157	18,157	—	18,157	—
Sale of noncontrolling interest in OEG	—	(10,031)	—	—	—	(10,031)	—	(10,031)	295,956
Dividends and distributions declared ($0.35 per share/unit)	—	54	—	(19,507)	—	(19,453)	(139)	(19,592)	—
Restricted stock units and stock options surrendered	1	(4,273)	—	—	—	(4,272)	—	(4,272)	—
Equity-based compensation expense	—	14,985	—	—	—	14,985	—	14,985	—
BALANCE, December 31, 2022	$552	$1,102,733	$(18,467)	$(978,619)	$(10,923)	$95,276	$625	$95,901	$311,857
Net income	—	—	—	311,217	—	311,217	2,118	313,335	28,465
Adjustment of noncontrolling interest in consolidated joint venture to redemption value	—	(4,804)	—	—	—	(4,804)	—	(4,804)	4,804
Other comprehensive loss, net of income taxes	—	—	—	—	(8,464)	(8,464)	—	(8,464)	—
Reallocation of noncontrolling interest in Operating Partnership	—	(2,401)	—	—	—	(2,401)	2,401	—	—
Issuance of common stock	44	395,400	—	—	—	395,444	—	395,444	—
Dividends and distributions declared ($3.85 per share/unit)	—	606	(2,041)	(226,857)	—	(228,292)	(1,520)	(229,812)	—
Restricted stock units and stock options surrendered	1	(4,245)	—	—	—	(4,244)	—	(4,244)	—
Equity-based compensation expense	—	15,421	—	—	—	15,421	—	15,421	—
BALANCE, December 31, 2023	$597	$1,502,710	$(20,508)	$(894,259)	$(19,387)	$569,153	$3,624	$572,777	$345,126
Net income	—	—	—	271,638	—	271,638	1,792	273,430	6,760
Adjustment of noncontrolling interest in consolidated joint venture to redemption value	—	(30,059)	—	—	—	(30,059)	—	(30,059)	30,059
Other comprehensive income, net of income taxes	—	—	—	—	4,215	4,215	—	4,215	—
Dividends and distributions declared ($4.45 per share/unit)	—	662	(3,018)	(265,511)	—	(267,867)	(1,759)	(269,626)	—
Restricted stock units and stock options surrendered	2	(11,993)	—	—	—	(11,991)	—	(11,991)	—
Equity-based compensation expense	—	13,891	—	—	—	13,891	—	13,891	—
BALANCE, December 31, 2024	$599	$1,475,211	$(23,526)	$(888,132)	$(15,172)	$548,980	$3,657	$552,637	$381,945

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

On January 1, 2013, the Company began operating as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These five resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). The Company’s other owned hotel assets managed by Marriott include the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”) (effective June 30, 2023), the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

The Company also owns a controlling 70% equity interest in OEG Attractions Holdings, LLC, a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which the Company reports as its Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a Luke Combs-themed bar, music venue and event space that opened in November 2024; as of May 31, 2022, Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”); and as of January 3, 2025, a majority equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company. Prior to June 16, 2022, the Company owned 100% of OEG. See “OEG Transaction” in this Note 1 for further disclosure. OEG also previously owned a 50% interest in a joint venture that created and distributed a linear multicast and over-the-top channel dedicated to the country music lifestyle (“Circle”).

The Company conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and all of its operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”) that the Company formed in connection with its REIT conversion. Ryman and the non-controlling operating partnership unit holders discussed in “Income Per Share” in this Note 1 are the sole limited partners of the Operating Partnership, and Ryman currently owns, either directly or indirectly, 99.3% of the partnership units of the Operating Partnership. RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its 100%-owned subsidiaries. Neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Annual Report on Form 10-K and Ryman’s other reports, documents or other information filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

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

Entertainment

The Entertainment segment includes the OEG business, specifically the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, and OEG’s previous investment in the Circle joint venture, among various others. Marriott manages the day-to-day operations of the General Jackson and the W Austin, which is part of the Block 21 complex, pursuant to management agreements.

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

In September 2023, the Company and its joint venture partner agreed to wind down the Circle joint venture, with operations ceasing December 31, 2023. As a result, the Company incurred a loss related to Circle of approximately $10.5 million, which is included in loss from unconsolidated joint ventures in the accompanying consolidated statement of operations for 2023.

OEG Transaction

On June 16, 2022, the Company and certain of its subsidiaries consummated the transactions contemplated by an investment agreement (the “Investment Agreement”) with Atairos Group, Inc. (“Atairos”) and A-OEG Holdings, LLC, an affiliate of Atairos (the “OEG Investor”), pursuant to which OEG issued and sold to the OEG Investor, and the OEG Investor acquired, 30% of the equity interests of OEG for approximately $296.0 million (the “OEG Transaction”).

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

The OEG Investor will have the option to acquire additional common units of OEG from the Company (the “Purchase Option”) in the fourth quarter of 2025 in an amount equal to the lesser of $125 million or the maximum amount of proceeds that the Company may receive with respect to its compliance with applicable REIT tests, provided that the OEG Investor may not purchase an amount of common units that would result in the Company owning less than 51% of the outstanding common units after giving effect to the purchase. If the OEG Investor elects to exercise the Purchase Option, then (i) beginning on June 16, 2027 (the fifth anniversary of the OEG Investor’s original investment in OEG (the “Fifth Anniversary”)), the OEG Investor will have the right to demand that OEG undertake a Qualified IPO and (ii) the OEG Investor’s rights with respect to the IPO Request Put Right, the Seven-Year Put Right, an IPO Payment and a Sale Payment, each as defined in the OEG LLC Agreement and described below, will expire. The Purchase Option will terminate upon the occurrence of a Qualified IPO, a Sale of OEG or a Qualified Spinoff, each as defined in the OEG LLC Agreement.

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

The above descriptions related to the OEG LLC Agreement do not purport to be complete and are qualified in their entirety by reference to the OEG LLC Agreement filed as Exhibit 10.11 to this Annual Report on Form 10-K and incorporated herein by reference.

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

The Company performed a preliminary valuation of the fair value of the acquired assets and liabilities assumed as of May 31, 2022. The valuations of the various components of property and equipment were determined principally based on the cost approach, which uses assumptions regarding replacement values from established indices. The valuation of intangible assets was based on various methods to evaluate the values of leases in place and advanced bookings previously received for the hotel. The valuation of assumed debt was principally based on a discounted cash flow approach using market interest rates at the time of the transaction. The Company considers each of these estimates as Level 3 fair value measurements. Other acquired assets were valued at, and fair value approximated, carrying value. Based on the aggregation of fair values as compared to consideration transferred, the Company concluded that there was no goodwill or bargain purchase gain related to the business combination. The Company performed an income approach evaluation of the acquired set which corroborated the conclusion that there was no goodwill related to the acquisition. Such evaluation included assumptions of future projected cash flows, which were based on the future projected occupancy and average daily rate for the W Austin, future anticipated cash flows at ACL Live, and market discount rates.

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

Cash and Cash Equivalents — Restricted

Restricted cash and cash equivalents primarily represent funds held by our property manager for furniture, fixtures and equipment reserves. In addition, based on its loan agreement, Block 21 must maintain a restricted cash balance related to debt service, property tax, insurance and other payments.

Effective September 30, 2024, Block 21 was in a Trigger Period (as defined in Note 4, “Debt”). Such cash amounts held as a result of the Trigger Period are also included in restricted cash for 2024.

Supplemental Cash Flow Information

Cash paid for interest, net considering amounts from interest rate swaps, for the years ended December 31 was comprised of (amounts in thousands):

	2024	2023	2022
Debt interest paid	$210,650	$183,479	$135,467
Capitalized interest	(7,560)	(2,483)	(183)
Cash paid for interest, net of capitalized interest	$203,090	$180,996	$135,284

Net cash payments of income taxes in 2024, 2023 and 2022 were $3.0 million, $6.5 million and $27.0 million, respectively.

Accounts Receivable

The Company’s accounts receivable are primarily generated by meetings and convention attendees’ room nights and food and beverage. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivable is minimized due to the large and diverse nature of the customer base.

Credit Loss Reserves on Receivables

The Company provides for credit loss reserves based upon a percentage of accounts receivable that considers historical write-offs, current economic conditions, and management’s expectations about future economic conditions, as well as periodic evaluations of the aging of accounts receivable.

The Company provides credit loss reserves for the Gaylord National bonds by comparing the amortized cost basis to their present value. If the amortized cost basis exceeds the present value, an expected credit loss exists and the allowance for credit losses is measured as the difference between the bonds’ amortized cost basis and present value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections over the contractual life of the bonds, as well as observable market data to the extent available. The Company considers each of these estimates as Level 3 fair value measurements.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31 consist of (amounts in thousands):

	2024	2023
Prepaid expenses	$26,872	$22,458
Supplemental deferred compensation plan assets	37,440	33,073
Tax rebate receivables	34,780	34,324
Inventories	16,134	14,007
Right-of-use assets for operating leases	22,079	18,134
Deferred financing costs on revolving credit facilities	6,162	8,420
Other	34,624	24,394
Total prepaid expenses and other assets	$178,091	$154,810

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

Gaylord Rockies is party to an incentive agreement with the local government that provides that Gaylord Rockies is entitled to receive monthly rebates of certain city and state taxes, including property, sales and lodging taxes. The term of the rebate agreement varies by type of tax but ranges from 25-33 years from commencement of the construction of Gaylord Rockies. Gaylord Rockies earned $52.2 million, $52.8 million and $38.4 million in rebates in 2024, 2023 and 2022, respectively, which are generally recorded as a reduction in other hotel expenses in the accompanying consolidated statements of operations.

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

The gross carrying amount of intangible assets at December 31, 2024 and 2023 was $274.9 million and $279.8 million, respectively. Accumulated amortization of intangible assets at December 31, 2024 and 2023 was $158.5 million and $155.6 million, respectively. Amortization expense related to intangible assets during 2024, 2023 and 2022 was $7.8 million, $6.8 million and $22.7 million, respectively. The estimated amounts of amortization expense for the next five years are as follows (amounts in thousands):

2025	$7,694
2026	7,456
2027	5,458
2028	5,329
2029	5,329
$31,266

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consist of (amounts in thousands):

	2024	2023
Trade accounts payable	$58,366	$57,030
Property and other taxes payable	91,941	90,558
Deferred revenues	173,029	159,762
Accrued salaries and benefits	45,780	57,502
Interest payable	48,415	39,870
Other accrued liabilities	49,040	59,998
Total accounts payable and accrued liabilities	$466,571	$464,720

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

Other Liabilities

Other liabilities at December 31 consist of (amounts in thousands):

	2024	2023
Pension and postretirement benefits liability	$12,649	$17,404
Deferred compensation liability	37,440	33,073
Derivative liabilities	386	1,322
Other	16,330	14,859
Total other liabilities	$66,805	$66,658

Deferred Financing Costs

Deferred financing costs (“DFCs”) consist of loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method, and are generally presented as a reduction of the related debt liability. DFCs on the Company’s revolving credit facility and the OEG revolving credit facility are included in prepaid expenses and other assets when the related revolving credit facility has no outstanding balance. During 2024, 2023 and 2022, DFCs of $10.7 million, $10.7 million and $9.8 million, respectively, were amortized to interest expense in the accompanying consolidated statements of operations.

Noncontrolling Interests

OEG

The noncontrolling interest in consolidated joint venture for 2024 and 2023 represents the minority investor’s proportionate share of the assets and liabilities of OEG, adjusted for changes in the redemption value of the related put rights. The noncontrolling interest is classified in the mezzanine section of the consolidated balance sheets as the related redemption options do not meet the requirements for permanent equity classification because these redemption options may be redeemed by the holder as described above in “OEG Transaction.”

The initial value of the noncontrolling interest in OEG, which included certain put rights, was estimated based on the purchase price received from the OEG Investor. In general, the carrying value will be based on the greater of the accumulated historical cost or the put right redemption value, and at December 31, 2024, approximates the fair value of the noncontrolling interest. An adjustment is also made for the OEG Investor’s proportionate share of income or loss in the accompanying consolidated statements of operations.

OP Units

Certain former owners of interests in the previous Gaylord Rockies joint venture received units of the Operating Partnership (“OP Units”) in exchange for their interests. Such OP Units have economic terms that are substantially similar to shares of the Company’s common stock and are redeemable at the option of the holders thereof.

The noncontrolling interest in the Operating Partnership represents the limited partners’ proportionate share of the equity of the Operating Partnership. The noncontrolling interest is classified in the equity section of the consolidated balance sheets, separately from stockholders’ equity, as the related redemption options are redeemable for cash, or if the Company so elects, in unregistered shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. An adjustment is made for the limited partners’ proportionate share of income or loss in the accompanying consolidated statements of operations. At December 31, 2024, 0.4 million outstanding OP Units, or 0.7% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying consolidated balance sheets. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	2024	2023	2022
Hotel group rooms	$509,014	$462,674	$364,835
Hotel transient rooms	235,573	238,464	230,709
Hotel food and beverage - banquets	666,525	569,803	440,364
Hotel food and beverage - outlets	274,302	261,993	226,645
Hotel other	311,636	300,544	275,421
Entertainment admissions/ticketing	126,897	124,647	107,377
Entertainment food and beverage	125,862	107,335	89,931
Entertainment retail and other	89,417	92,676	70,687
Total revenues	$2,339,226	$2,158,136	$1,805,969

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	2024	2023	2022
Gaylord Opryland	$495,552	$474,884	$424,188
Gaylord Palms	302,371	309,616	279,578
Gaylord Texan	351,151	358,399	307,318
Gaylord National	311,330	307,139	249,849
Gaylord Rockies	290,141	266,737	253,326
JW Marriott Hill Country	220,524	92,813	—
AC Hotel	12,647	11,997	10,419
Inn at Opryland and other	13,334	11,893	13,296
Total Hospitality segment revenues	$1,997,050	$1,833,478	$1,537,974

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee; Las Vegas, Nevada; and Austin, Texas.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its OEG venues. At December 31, 2024 and 2023, the Company had $173.0 million and $159.8 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Of the amount outstanding at December 31, 2023, approximately $117.5 million was recognized in revenues during 2024.

Management Fees

The Company pays Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for the Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies is approximately 3% of revenues, and JW Marriott Hill Country is approximately 3.5% of gross revenues. Additionally, the Company pays Marriott an incentive management fee based on the profitability of the properties. The Company incurred $48.0 million, $42.8 million and $35.1 million in base management fees to Marriott during 2024, 2023 and 2022, respectively. The Company incurred $30.0 million, $28.5 million and $13.5 million in incentive fees to Marriott during 2024, 2023 and 2022, respectively. Management fees are presented in the consolidated statements of operations net of the amortization of the deferred management rights proceeds discussed further in Note 5, “Deferred Management Rights Proceeds.”

Advertising Costs

Advertising costs are expensed as incurred and were $71.4 million, $65.0 million, and $55.1 million for 2024, 2023 and 2022, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 7, “Stock Plans.” The Company accounts for its stock-based compensation plan under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”

Preopening Costs

The Company expenses the costs associated with start-up activities and organization costs associated with its development or reopening of hotels and significant attractions as incurred. The Company’s preopening costs during 2024 include costs associated with Category 10, which opened in November 2024 and Ole Red Las Vegas, which opened in January 2024. The Company’s preopening costs during 2023 include costs associated with Ole Red Las Vegas. The Company’s preopening costs during 2022 include costs associated with Ole Red Nashville International Airport, which opened in May 2022.

Derivative Financial Instruments

The Company has entered into and may in the future enter into additional interest rate swap agreements to hedge against interest rate fluctuations. The Company does not use derivatives for trading or speculative purposes and currently does not hold any derivatives that are not designated as hedges.

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative resulting from recording each instrument at estimated fair value is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $0.4 million will be reclassified from accumulated other comprehensive loss to interest expense in the next twelve months.

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

The Company recorded no impairment losses during 2024, 2023 or 2022.

Income Per Share

Income per share is measured as basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the effect of conversion of dilutive instruments, calculated using the treasury stock method or if-converted method, as applicable. Net income per share amounts are calculated as follows for the years ended December 31 (income and share amounts in thousands):

	2024	2023	2022
Numerator:
Net income available to common stockholders	$271,638	$311,217	$128,993
Net income attributable to noncontrolling interest in consolidated joint venture	6,760	—	—
Net income available to common stockholders - if-converted method	$278,398	$311,217	$128,993

Denominator:
Weighted average shares outstanding - basic	59,859	57,750	55,140
Effect of dilutive stock-based compensation	281	311	237
Effect of dilutive put rights	3,492	—	—
Weighted average shares outstanding - diluted	63,632	58,061	55,377

Basic income per share available to common stockholders	$4.54	$5.39	$2.34
Diluted income per share available to common stockholders	$4.38	$5.36	$2.33

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

The OP Units held by the noncontrolling interest holders in the Operating Partnership have been excluded from the denominator of the diluted income per share calculation as there would be no effect on the calculation of diluted earnings per share because the income or loss attributable to the OP Units held by the noncontrolling interest holders would also be added or subtracted to derive net income available to common stockholders.

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

Newly Issued Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures,” requiring public entities to provide disclosures of significant segment expenses and other segment items, as well as to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The Company retrospectively adopted this guidance for fiscal year 2024 and will retrospectively adopt this guidance for interim periods beginning in fiscal year 2025. This adoption did not have a material impact on the Company’s financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, “Expense Disaggregation Disclosures,” requiring public companies to disclose, on an annual and interim basis, disaggregated information about certain income statement line items, including employee compensation, purchases of inventory, depreciation, intangible asset amortization and depletion for each income statement line item that includes those expenses. The guidance is applied prospectively, but with the option to apply retrospectively, and will be effective for the Company for fiscal year 2027. The Company is currently evaluating the impact of this ASU but does not anticipate this adoption to have a material impact on the Company’s financial statements.

2. Property and Equipment

Property and equipment at December 31 is recorded at cost, with the exception of right-of-use finance leases and the initial value assigned to assets acquired in an acquisition, and summarized as follows (amounts in thousands):

	2024	2023
Land and land improvements	$613,870	$605,500
Buildings	4,593,839	4,396,302
Furniture, fixtures and equipment	1,329,039	1,138,769
Right-of-use finance lease assets	1,017	1,793
Construction-in-progress	110,897	122,923
	6,648,662	6,265,287
Accumulated depreciation and amortization	(2,524,280)	(2,309,701)
Property and equipment, net	$4,124,382	$3,955,586

Depreciation expense, including amortization of assets under finance lease obligations, during 2024, 2023 and 2022 was $226.8 million, $203.3 million, and $184.7 million, respectively.

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

Upon receipt in 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on their effective interest rates of 8.04% and 11.42%, respectively, and recorded the notes receivable at their discounted values of $93.8 million and $38.3 million, respectively. The Company records the amortization of discount on these notes receivable as interest income over the terms of the notes. The Company is currently holding the bonds, which have aggregate carrying values and approximate fair values of $57.8 million and $61.8 million at December 31, 2024 and 2023, respectively, net of a credit loss reserve of $38.0 million at each period. The Company earns interest income on the debt service on the notes receivable, which are payable from tax increments, hotel taxes and special hotel rental taxes generated from the development through the maturity dates. Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. During the periods presented, the Company has accrued interest only on the Series A Bond. The Company’s estimate of credit loss reserves is sensitive to significant assumptions, which include the projections of hotel taxes (which are based on expected hotel revenues) and property taxes, both of which are affected by expectations about future market and economic conditions, particularly those in the Washington D.C. market. These assumptions are based on Level 3 inputs. Further, such assumptions are judgmental as the bonds and related projected cash flows continue for an extended period of time through 2037.

The Company has the intent and ability to hold the Series A Bond and Series B Bond to maturity and had at inception expected to receive all debt service payments due. As a result of reduced long-range tax revenue projections over the life of the Series B Bond as well as certain cumulative priority payments due to others, in 2017, the Company no longer believed it would receive all debt service payments due under the note, and the Company considered the Series B Bond to be other-than-temporarily impaired (“OTTI”). The amount of the OTTI related to changing market conditions, or the increase in the discount rate, of $6.5 million was recorded as an increase to other comprehensive loss in 2017 and is amortized as an adjustment to the carrying value of the Series B Bond in the accompanying consolidated balance sheets. The discount rate was determined based on the then-current market interest rates of notes receivable with comparable market ratings and the then-current expectations about the timing of debt service payments under the note.

The Company performs a quarterly assessment of credit losses, which considers the estimate of projected tax revenues that will service the bonds over their remaining terms. At December 31, 2024 and 2023, the Series B Bond is fully reserved. The Series A Bond is of higher priority than other tranches which fall between the Company’s two issuances.

During 2024, 2023 and 2022, the Company recorded interest income of $4.6 million, $4.9 million and $5.3 million, respectively, on these bonds. The Company received payments of $8.8 million, $11.0 million and $9.1 million during 2024, 2023 and 2022, respectively, relating to these notes receivable, which include principal and interest payments.

4. Debt

The Company’s debt and finance lease obligations at December 31 consisted of (amounts in thousands):

	2024	2023
$700M Revolving Credit Facility	$—	$—
Term Loan B	292,791	496,250
4.75% Senior Notes	700,000	700,000
7.25% Senior Notes	400,000	400,000
4.50% Senior Notes	600,000	600,000
6.50% Senior Notes	1,000,000	—
Gaylord Rockies Term Loan	—	800,000
$80M OEG Revolver	21,000	5,000
OEG Term Loan	299,250	296,250
Block 21 CMBS Loan	128,967	131,871
Finance lease obligations	55	138
Unamortized deferred financing costs	(51,484)	(38,309)
Unamortized discounts and premiums, net	(12,183)	(14,172)
Total debt	$3,378,396	$3,377,028

At December 31, 2024, there were no defaults under the covenants related to the Company’s outstanding debt.

Annual maturities of long-term debt, excluding finance lease obligations, are as follows (amounts in thousands):

						Years
	2025	2026	2027	2028	2029	Thereafter	Total
$700M Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$—
Term Loan B	2,935	2,935	2,935	2,935	2,935	278,116	292,791
4.75% Senior Notes	—	—	700,000	—	—	—	700,000
7.25% Senior Notes	—	—	—	400,000	—	—	400,000
4.50% Senior Notes	—	—	—	—	600,000	—	600,000
6.50% Senior Notes	—	—	—	—	—	1,000,000	1,000,000
$80M OEG Revolver	—	—	—	—	21,000	—	21,000
OEG Term Loan	3,000	3,000	3,000	3,000	3,000	284,250	299,250
Block 21 CMBS Loan	3,094	125,873	—	—	—	—	128,967
Total	$9,029	$131,808	$705,935	$405,935	$626,935	$1,562,366	$3,442,008

Credit Facility

On May 18, 2023, the Company entered into a Credit Agreement (as modified pursuant to the First Incremental Agreement and the Second Incremental Agreement (each as hereinafter defined) and as further supplemented, the “Credit Agreement”), among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, which replaced the Company’s previous credit facility. The Credit Agreement provides a $700.0 million revolving credit facility (the “Revolver”) and a senior secured term loan B (the “Term Loan B”) (in the original principal amount of $500.0 million, which was reduced to $295.0 million on March 28, 2024), as well as an accordion feature that will allow the Company to increase the facilities by an aggregate total of up to $475 million, which may be allocated between the Revolver and the Term Loan B at the Company’s option. The Revolver replaced the Company’s previous $700 million revolving credit facility, and a portion of the proceeds from the Term Loan B were used to repay in full the approximately $370 million balance of the Company’s previous term loan B. The Revolver was undrawn at closing.

Each of the Revolver and Term Loan B is guaranteed by the Company, each of the Company’s subsidiaries that own the Gaylord Hotels properties, and certain other of the Company’s subsidiaries. Each is secured by equity pledges of the

Company’s subsidiaries that are the fee owners of Gaylord Opryland and Gaylord Texan, their respective direct and indirect parent entities, and the equity of Ryman Hotel Operations Holdco, LLC, a wholly owned indirect subsidiary of the Company. Assets and equity of OEG are not subject to the liens of the Credit Agreement.

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

$700 Million Revolving Credit Facility

The maturity of the Revolver is May 18, 2027, with the option to extend the maturity date for a maximum of one additional year through either (i) a single twelve-month extension option or (ii) two individual six-month extensions. Borrowings under the Revolver bear interest at an annual rate equal to, at the Company’s option, either (i) Adjusted Term SOFR plus the applicable margin ranging from 1.40% to 2.00%, (ii) Adjusted Daily Simple SOFR plus the applicable margin ranging from 1.40% to 2.00%, or (iii) a base rate as set in the Credit Agreement plus the applicable margin ranging from 0.40% to 1.00%, with each option dependent upon the Company’s consolidated net leverage ratio (as defined in the Credit Agreement). Principal is payable in full at maturity.

Term Loan B

The Term Loan B has a maturity of May 18, 2030. Prior to the effectiveness of the First Incremental Agreement and the Second Incremental Agreement (as hereinafter defined), the applicable interest rate margins for borrowings under the Term Loan B were, at the Company’s option, either (i) Term SOFR plus 2.75%, (ii) Daily Simple SOFR plus 2.75%, or (iii) a base rate as set in the Credit Agreement plus 1.75%. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed.

On April 12, 2024, the Company entered into an Incremental Tranche B Term Loan Agreement (the “First Incremental Agreement”), which supplemented the Credit Agreement and included the addition of certain new lenders and removal of certain other lenders. The First Incremental Agreement reduced the applicable interest rate margins for the loans advanced under the refinanced Term Loan B. The applicable interest rate margins for the refinanced Term Loan B under the First Incremental Agreement were (i) 2.25% for SOFR Loans (as defined in the Credit Agreement) and (ii) 1.25% for base rate loans.

On December 19, 2024, the Company entered into an additional Incremental Tranche B Term Loan Agreement (the “Second Incremental Agreement”), which supplements the Credit Agreement. The Second Incremental Agreement reduces the applicable interest rate margins for the loans advanced under the refinanced Term Loan B. The applicable interest rate margins for the refinanced Term Loan B under the Second Incremental Agreement are (i) 2.00% for SOFR Loans (as defined in the Credit Agreement) and (ii) 1.00% for base rate loans. Further, the Second Incremental Agreement provides for the applicable interest rate margins to be further reduced by an additional 0.25% upon the Company meeting certain criteria as set forth in the Second Incremental Agreement.

At December 31, 2024, the interest rate on the Term Loan B was Term SOFR plus 2.00%. Neither the First Incremental Agreement nor the Second Incremental Agreement changed the maturity dates under the Credit Agreement or resulted in any increase in principal indebtedness. In addition, the Second Incremental Agreement confirms that the annual amortization under the Term Loan B is 1.0% of the refinanced $293.5 million outstanding principal amount, with the balance due at maturity. If for any fiscal year there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required.

For purposes of the Term Loan B, each of Term SOFR and Daily Simple SOFR are subject to a floor of 0.00%.

$1 Billion 6.50% Senior Notes Due 2032

On March 28, 2024, the Operating Partnership and Finco (collectively, the “issuing subsidiaries”) completed the private placement of $1.0 billion in aggregate principal amount of 6.50% senior notes due 2032 (the $1 Billion 6.50% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement.

The $1 Billion 6.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank National Association, as trustee. The $1 Billion 6.50% Senior Notes have a maturity date of April 1, 2032 and bear interest at 6.50% per annum, payable semi-annually in cash in arrears on April 1 and October 1 each year, beginning October 1, 2024. The $1 Billion 6.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the Company’s $700 million 4.75% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any.

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

The net proceeds from the issuance of the $1 Billion 6.50% Senior Notes totaled approximately $983 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used a portion of these net proceeds to prepay the indebtedness outstanding under the Company’s previous $800.0 million Gaylord Rockies term loan and used the remaining proceeds, together with cash on hand, to repay $200.0 million under the Term Loan B.

The $1 Billion 6.50% Senior Notes are redeemable before April 1, 2027, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $1 Billion 6.50% Senior Notes will be redeemable, in whole or in part, at any time after April 1, 2027 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.250%, 101.625%, and 100.000% beginning on April 1 of 2027, 2028, and 2029, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

$700 Million 4.75% Senior Notes Due 2027

In September 2019, the Operating Partnership and Finco completed the private placement of $500.0 million in aggregate principal amount of senior notes due 2027 (the “$500 Million 4.75% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement.

The $500 Million 4.75% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $500 Million 4.75% Senior Notes have a maturity date of October 15, 2027 and bear interest at 4.75% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The $500 Million 4.75% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the Company’s $1 Billion 6.50% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any.

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

The $700 Million 4.75% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 101.188% and 100.00% beginning on October 15 of 2024 and 2025, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

The $600 Million 4.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank National Association, as trustee. The $600 Million 4.50% Senior Notes have a maturity date of February 15, 2029 and bear interest at 4.50% per annum, payable semi-annually in cash in arrears on February 15 and August 15 each year. The $600 Million 4.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the Company’s $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any.

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

The $600 Million 4.50% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 101.500%, 100.750%, and 100.000% beginning on February 15 of 2025, 2026, and 2027, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

$400 Million 7.25% Senior Notes Due 2028

On June 22, 2023, the Operating Partnership and Finco (collectively, the “issuing subsidiaries”) completed the private placement of $400.0 million in aggregate principal amount of 7.25% senior notes due 2028 (the “$400 Million 7.25% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement.

The $400 Million 7.25% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $400 Million 7.25% Senior Notes have a maturity date of July 15, 2028 and bear interest at 7.25% per annum, payable semi-annually in cash in arrears on January 15 and July 15 each year. The $400 Million 7.25% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the Company’s $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes and $600 Million 4.50% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any.

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

On March 28, 2024, the Company paid off the Gaylord Rockies Loan with the proceeds from the $1 Billion 6.50% Senior Notes and terminated the interest rate swap.

OEG Credit Agreement

On June 28, 2024, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a First Amendment, which amends the Credit Agreement dated as of June 16, 2022 among OEG Borrower, as borrower, OEG Finance, certain subsidiaries of OEG Borrower from time to time party thereto as guarantors, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (the “Original OEG Credit Agreement”). As amended, the credit facility (the “Amended OEG Credit Agreement”) includes certain amended terms including lower interest rates, extended maturities and modifications to various covenants.

The Amended OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $80.0 million (the “OEG Revolver”). The OEG Term Loan refinances and replaces the former term loan in the outstanding principal amount of $294.8 million as of June 28, 2024 and the OEG Revolver replaces the former senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million.

The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its wholly owned subsidiaries (other than Block 21-related subsidiaries, as more specifically described in the OEG Credit Agreement). The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, as of the closing date contemplated by the Amended OEG Credit Agreement, (a) the Alternate Base Rate plus 2.50% or (b) Adjusted Term SOFR plus 3.50% (all as more specifically described in the Amended OEG Credit Agreement). In November 2022, OEG entered into an interest rate swap to fix the SOFR portion of the interest rate on $100.0 million of borrowings at 4.533% through December 2025. The OEG Revolver bears interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the Amended OEG Credit Agreement, (a) the Alternate Base Rate plus the Applicable Rate (as defined in the Amended OEG Credit Agreement) or (b) Adjusted Term SOFR plus the Applicable Rate. Under the Amended OEG Credit Agreement, (i) the Applicable Rate for Alternative Base Rate loans will be between 2.75% and 2.25% and (ii) the Applicable Rate for Adjusted Term SOFR loans will be between 3.75% and 3.25%, in each of (i) and (ii) based upon the First Lien Leverage Ratio of OEG Finance and its consolidated subsidiaries (as more specifically described in the Amended OEG Credit Agreement). The Applicable Rate for borrowings under the OEG Revolver at December 31, 2024 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans.

The OEG Term Loan matures on June 28, 2031, and the OEG Revolver matures on June 28, 2029. OEG used the proceeds from the OEG Term Loan to refinance the original term loan under the Original OEG Credit Agreement.

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

The Block 21 CMBS Loan contains customary financial covenants and other restrictions, including sponsor net worth and liquidity requirements, and debt service coverage ratio targets that Block 21 must meet in order to avoid a “Trigger Period,” the occurrence of which does not constitute a default. The disruption caused by a significant renovation of the rooms and public spaces at the W Austin negatively impacted the results of Block 21 and resulted in the Trigger Period being effective starting September 30, 2024. During the Trigger Period, cash in excess of operating expenses, debt service and certain reserves is deposited in a reserve account and held until Block 21 exits the Trigger Period by achieving a specified minimum debt service coverage ratio on a trailing twelve-month basis, at which time the reserved cash will be released to Block 21 and its owner.

Interest Rate Derivatives

The Company has entered into or previously entered into interest rate swaps to manage interest rate risk associated with the previous Gaylord Rockies Loan and a portion of the OEG Term Loan. Each swap has been designated as a cash flow hedge whereby the Company receives variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount.

In March 2024, as discussed above, the Company paid off the Gaylord Rockies Loan and subsequently terminated the associated interest rate swap. The Company received approximately $0.2 million from the counterparty to the swap, which has been recorded as a reduction in interest expense for 2024.

The estimated fair values of the Company’s derivative financial instruments at December 31 are as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	December 31,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2024	2023
Gaylord Rockies Term Loan	Interest Rate Swap	5.2105%	Daily SOFR	July 2, 2024	$800,000	$-	$(474)
OEG Term Loan	Interest Rate Swap	4.5330%	3-month SOFR	December 18, 2025	100,000	(386)	(848)
						$(386)	$(1,322)

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

The effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and comprehensive income for the years ended December 31 is as follows (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in OCI		Reclassified from	Reclassified from Accumulated
	on Derivatives		Accumulated OCI	OCI into Income (Expense)
	2024	2023	into Income (Expense)	2024	2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$1,940	$670	Interest expense	$1,003	$12,177
Total derivatives	$1,940	$670		$1,003	$12,177

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for 2024, 2023 and 2022 was $225.4 million, $211.4 million and $148.4 million, respectively.

At December 31, 2024, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.4 million. As of December 31, 2024, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $0.4 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

The terms of the Gaylord Palms lease include variable lease payments based upon net revenues at Gaylord Palms and certain other of the Company’s leases include rental payments adjusted periodically for inflation. The Company recorded $3.6 million, $3.5 million and $3.0 million of contingent rental expense related to Gaylord Palms in 2024, 2023 and 2022, respectively.

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

The Company’s lease cost for the years ended December 31 is as follows (in thousands):

	2024	2023	2022
Operating lease cost	$19,264	$18,346	$15,694
Finance lease cost:
Amortization of right-of-use assets	189	163	122
Interest on lease liabilities	2	25	33
Net lease cost	$19,455	$18,534	$15,849

Future minimum lease payments under non-cancelable leases at December 31, 2024 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$11,015	$39
Year 2	10,962	18
Year 3	10,778	—
Year 4	10,227	—
Year 5	9,581	—
Years thereafter	548,081	—
Total future minimum lease payments	600,644	57
Less amount representing interest	(465,527)	(2)
Total present value of minimum payments	$135,117	$55

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	41.3	years
Finance leases	1.5	years
Weighted-average discount rate:
Operating leases	7.0%
Finance leases	2.0%

7. Stock Plans

On May 9, 2024, the Company’s shareholders approved the Company’s 2024 Omnibus Incentive Plan (the “2024 Plan”). The 2024 Plan replaces the Company’s previous 2016 Omnibus Incentive Plan (the “2016 Plan”) and no new awards will be made under the 2016 Plan; however, awards granted under the 2016 Plan will continue to be governed by the 2016 Plan. The 2024 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to its directors, employees and consultants. At December 31, 2024, approximately 1.8 million shares of common stock remained available for issuance pursuant to future grants of awards under the 2024 Plan.

Restricted stock units granted to employees vest one to four years from the date of grant, subject to any applicable performance targets, and restricted stock units granted to non-employee directors vest one year from the date of grant, unless the recipient chooses to defer the vesting for a period of time. Depending on the type of award, the fair value of restricted stock units is determined either based on the market price of the Company’s stock at the date of grant or based on a Monte-Carlo valuation. Forfeitures are estimated based on historical experience. The Company generally records compensation expense equal to the fair value of each restricted stock unit granted over the vesting period. The weighted-average grant-date fair value of restricted stock units granted during 2024, 2023, and 2022 was $113.10, $85.25, and $82.66, respectively.

A summary of the status of the Company’s restricted stock units as of December 31, 2024 and changes during the year ended December 31, 2024, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested shares at January 1, 2024	601,855	$77.59
Granted	171,959	113.10
Vested	(297,490)	76.18
Canceled	(27,859)	97.13
Nonvested shares at December 31, 2024	448,465	91.04

The fair value of all restricted stock units that vested during 2024, 2023 and 2022 was $34.4 million, $14.9 million and $12.9 million, respectively.

At December 31, 2024, there was $22.4 million of total unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $13.9 million, $15.4 million, and $15.0 million for 2024, 2023, and 2022, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $3.2 million, $3.5 million, and $3.5 million for 2024, 2023, and 2022, respectively.

The actual tax benefit realized from exercise, vesting or cancellation of the stock-based employee compensation arrangements during 2024, 2023, and 2022 totaled $3.2 million, $0, and $0.5 million, respectively, and is reflected as an adjustment to (provision) benefit for income taxes in the accompanying consolidated statements of operations.

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

As a result of increased lump-sum distributions from the retirement plan during 2024, 2023 and 2022, net settlement losses of $0.9 million, $1.3 million and $1.9 million were recognized in 2024, 2023 and 2022, respectively. These settlement losses have been classified as other gains and (losses), net in the accompanying consolidated statements of operations.

The following table sets forth the funded status of the retirement plan at December 31 (amounts in thousands):

	2024	2023
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$57,778	$60,922
Interest cost	2,501	2,794
Actuarial gain	(2,445)	(188)
Benefits paid	(5,486)	(5,750)
Benefit obligation at end of year	52,348	57,778
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	52,642	52,269
Actual return on plan assets	3,801	6,123
Benefits paid	(5,486)	(5,750)
Fair value of plan assets at end of year	50,957	52,642
Funded status and accrued pension cost	$(1,391)	$(5,136)

Net periodic pension expense reflected in other gains and (losses), net in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2024	2023	2022
Interest cost	$2,501	$2,794	$2,253
Expected return on plan assets	(3,000)	(2,904)	(3,701)
Amortization of net actuarial loss	465	681	667
Net settlement loss	858	1,313	1,894
Total net periodic pension expense	$824	$1,884	$1,113

Assumptions

The assumptions used to determine the benefit obligation at December 31 are as follows:

	2024	2023	2022
Discount rate	5.28%	4.66%	4.85%
Rate of compensation increase	N/A	N/A	N/A

The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2024	2023	2022
Discount rate	4.65%	5.02%	3.33%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%

The rate of increase in future compensation levels was not applicable for any reported years due to the Company amending the plan to freeze the cash balance benefit as described above.

The Company determines the overall expected long-term rate of return on plan assets based on its estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, the Company assesses the rates of return on each current allocation of plan assets and advice from its third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns based on fair value, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty-year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and expense.

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

The allocation of the defined benefit pension plan’s assets at December 31 is as follows (amounts in thousands):

Asset Class	2024	2023
Cash	$1,066	$1,013
Mutual funds	49,891	51,629
Total	$50,957	$52,642

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

Expected Contributions and Benefit Payments

The Company does not expect to be required to contribute to its defined benefit pension plan in 2025. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2025	$9,217
2026	4,864
2027	5,281
2028	5,634
2029	5,093
2030 - 2034	18,703

Other Information

The Company also maintains non-qualified pension plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded, and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2024, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $10.2 million.

The Company’s obligation related to its qualified and non-qualified pension plans of $11.6 million and $16.2 million at December 31, 2024 and 2023, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The change in the deferred net loss related to the Company’s retirement plans during 2024, 2023 and 2022 resulted in an increase (decrease) in equity of $5.1 million, $5.3 million and $(0.6) million, respectively. Each of these adjustments to equity due to the change in the minimum liability is included in other comprehensive loss in the accompanying consolidated statements of equity (deficit) and noncontrolling interest.

The combined net gain, amortization of net loss, and net settlement loss recognized in other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 was $5.1 million, $5.3 million and $(0.6) million, respectively, net of taxes of $1.2 million, $1.6 million and $0, respectively. Included in accumulated other comprehensive loss at December 31, 2024 and 2023 are unrecognized actuarial losses of $16.4 million and $21.5 million ($12.4 million and $16.3 million net of tax), respectively, that have not yet been recognized in net periodic pension expense. Net losses are amortized into net periodic pension expense based on the life expectancy of plan participants expected to receive benefits, using a corridor approach based on the greater of projected benefit obligation or fair value of plan assets.

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

Dividends

During 2024, the Company’s board of directors declared quarterly dividends and distributions totaling $4.45 per share of common stock/OP Unit for the full year, or an aggregate of $268.3 million in cash.

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

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component consisted of the following (amounts in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2021	$(16,419)	$(3,298)	$(9,363)	$(29,080)
Gains (losses) arising during period	(1,428)	—	16,007	14,579
Amounts reclassified from accumulated other comprehensive loss	(174)	211	3,541	3,578
Net other comprehensive income (loss)	(1,602)	211	19,548	18,157
Balance, December 31, 2022	$(18,021)	$(3,087)	$10,185	$(10,923)
Gains arising during period	4,428	—	670	5,098
Amounts reclassified from accumulated other comprehensive loss	(308)	209	(12,177)	(12,276)
Income tax expense	(1,286)	—	—	(1,286)
Net other comprehensive income (loss)	2,834	209	(11,507)	(8,464)
Balance, December 31, 2023	$(15,187)	$(2,878)	$(1,322)	$(19,387)
Gains arising during period	4,538	—	1,940	6,478
Amounts reclassified from accumulated other comprehensive loss	(553)	211	(1,003)	(1,345)
Income tax expense	(918)	—	—	(918)
Net other comprehensive income	3,067	211	937	4,215
Balance, December 31, 2024	$(12,120)	$(2,667)	$(385)	$(15,172)

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

The income tax (provision) benefit for continuing operations consists of the following (amounts in thousands):

	2024	2023	2022
CURRENT:
Federal	$(359)	$797	$(21,936)
State	(3,281)	(2,920)	(8,595)
Total current provision	(3,640)	(2,123)	(30,531)
DEFERRED:
Federal	(9,233)	79,710	(9,115)
State	(963)	16,115	871
Total deferred (provision) benefit	(10,196)	95,825	(8,244)
Total (provision) benefit for income taxes	$(13,836)	$93,702	$(38,775)

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

The Company is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. The taxability of distributions to stockholders is determined by the Company’s earnings and profits, which differs from net income reported for financial reporting purposes. The estimated taxability of cash distributions to common stockholders is shown in the table below (per common share) (unaudited):

	2024	2023	2022
Ordinary income	$4.28	$3.75	$0.28
Capital gains	0.07	0.10	0.07
Return of capital	—	—	—
	$4.35	$3.85	$0.35

The differences between the income tax provision calculated at the statutory U.S. federal income tax rate of 21% and the actual income tax (provision) benefit recorded for continuing operations are as follows (amounts in thousands):

	2024	2023	2022
Statutory federal income tax provision	$(61,746)	$(52,101)	$(36,482)
Adjustment for nontaxable income of the REIT	49,043	44,968	3,565
State tax provision (net of federal taxes)	(4,215)	(11,934)	(13,597)
Permanent share-based compensation adjustment	2,723	34	440
Other permanent items	(594)	(531)	(365)
Change in federal valuation allowance	—	87,330	1,914
Change in state valuation allowance (net of federal taxes)	(29)	25,128	5,873
Other	982	808	(123)
	$(13,836)	$93,702	$(38,775)

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2024	2023
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$21,023	$22,340
Pension plans	3,091	4,249
Deferred management rights proceeds	39,763	40,280
Federal and State net operating loss carryforwards	125,692	102,032
Tax credits and other carryforwards	17,181	8,881
Other assets	3,993	6,205
Total deferred tax assets	210,743	183,987
Valuation allowance	(5,595)	(5,557)
Total deferred tax assets, net of valuation allowance	205,148	178,430
DEFERRED TAX LIABILITIES:
Property and equipment, net	125,025	90,792
Other liabilities	9,612	6,014
Total deferred tax liabilities	134,637	96,806
Net deferred tax assets	$70,511	$81,624

TRS federal net operating loss carryforwards at December 31, 2024 totaled $488.7 million, resulting in a deferred tax asset of $102.6 million, and do not expire. The REIT has no federal net operating losses as of December 31, 2024. The TRS federal interest limitation carryforward at December 31, 2024 totaled $70.0 million, resulting in a deferred tax asset of $14.7 million that does not expire. The use of certain federal net operating losses, credits and other deferred tax assets is limited to the Company’s future taxable earnings. As a result, a valuation allowance was provided for certain federal deferred tax assets in 2022 and was fully released in 2023. The valuation allowance related to federal deferred tax assets increased (decreased) $0, $(87.3) million and $(1.6) million in 2024, 2023 and 2022, respectively.

State net operating loss carryforwards at December 31, 2024 totaled $612.1 million, resulting in a deferred tax benefit of $23.1 million, which will expire between 2025 and 2044. The use of certain state net operating losses, credits and other state deferred tax assets is limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The valuation allowance related to state deferred tax assets increased (decreased) $0, $(25.1) million and $(5.8) million in 2024, 2023 and 2022, respectively.

The Company has concluded IRS examinations of the TRS through the 2015 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2020. However, the Company has federal and state net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company is routinely subject to other various jurisdictional income tax audits; however, there were no outstanding state or local audits at December 31, 2024. In addition, the Company has evaluated the effects of the Inflation Reduction Act signed into law in 2022 and believes that it has no material effect on the Company’s financial statements.

At December 31, 2024 and 2023, the Company had no accruals for unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2024 and 2023, the Company has accrued no interest or penalties related to uncertain tax positions.

11. Commitments and Contingencies

On April 9, 2024, the Company received service of process in a lawsuit naming the Company and a subsidiary as co-defendants with Marriott, as the manager, and multiple contractors in a personal injury lawsuit filed by the individual plaintiffs in Colorado state court. The lawsuit relates to a May 2023 incident at the Gaylord Rockies indoor pool amenity involving the collapse of HVAC equipment. The complaint requests an unspecified amount of damages related to alleged injuries to two guests. The Company intends to vigorously defend the lawsuit and believes it has strong defenses. The lawsuit is in its early stages so the Company cannot predict its likely outcome or estimate the range of possible loss, but the Company does not believe that the outcome will have a material impact on the Company’s financial position.

The Company entered into a tax protection agreement in connection with the December 31, 2018 purchase of additional interests in the Gaylord Rockies joint venture, which will generally require the Company to, among other things, indemnify certain minority partners that were members of the Gaylord Rockies joint venture for 50% of any income taxes incurred by them as a result of a direct or indirect sale or other disposition of the Gaylord Rockies joint venture within seven years of closing, and for 100% of any income taxes incurred by them as a result of the failure to comply with certain obligations related to nonrecourse liability allocations and debt guarantee opportunities for the purpose of protecting such parties’ tax bases.

In connection with the purchase of Block 21, the Company provided limited guarantees to the Block 21 lenders under the Block 21 CMBS Loan via a guaranty agreement, a guaranty of completion agreement and an environmental indemnity.

As of January 1, 2022, the Company is self-insured for certain losses related to employee medical benefits. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims relating to workers’ compensation and employee medical benefits for which it is self-insured.

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

The Company’s assets and liabilities that are required to be measured at fair value on a recurring basis at December 31, were as follows (in thousands):

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$37,440	$37,440	$—	$—
Total assets measured at fair value	$37,440	$37,440	$—	$—

Variable to fixed interest rate swaps	$386	$—	$386	$—
Total liabilities measured at fair value	$386	$—	$386	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$33,073	$33,073	$—	$—
Total assets measured at fair value	$33,073	$33,073	$—	$—

Variable to fixed interest rate swaps	$1,322	$—	$1,322	$—
Total liabilities measured at fair value	$1,322	$—	$1,322	$—

The remainder of the assets and liabilities held by the Company at December 31, 2024 are not required to be recorded at fair value, and financial assets and liabilities approximate fair value.

See the “JW Marriott Hill Country Transaction” and the “Block 21 Transaction” sections of Note 1 for additional disclosures related to the fair value measurements used in accounting for the purchase of JW Marriott Hill Country and Block 21.

13. Financial Reporting By Business Segments

The Company’s operations are organized into the following principal business segments:

●	Hospitality, which includes the Gaylord Hotels properties, JW Marriott Hill Country (effective June 30, 2023), the Inn at Opryland and the AC Hotel;
●	Entertainment, which includes the OEG business, specifically, the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, and the Company’s previous investment in Circle; and
●	Corporate and Other, which includes operating and general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments.

The Company’s chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer and the Company’s chief financial officer. The CODM uses segment operating income (loss) to evaluate the performance of each segment and to allocate resources.

The accounting policies for each segment are the same as those described in Note 1, “Description of the Business and Summary of Significant Accounting Policies.” The Company does not have intersegment sales or transfers. The following information (amounts in thousands) is derived directly from the segments’ internal financial reports used by the CODM and for corporate management purposes.

	For the Year Ended December 31, 2024
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$1,997,050	$342,176	$—	$2,339,226
Expenses:
Rooms	179,358			179,358
Food and beverage	516,309			516,309
Other hotel expenses	555,554			555,554
Management fees	73,531			73,531
Employment costs		102,653		102,653
Cost of goods sold		46,112		46,112
Contract services		39,736		39,736
Non-income taxes and insurance		11,973		11,973
Preopening costs		4,618		4,618
Other segment expenses (1)		41,373	41,819	83,192
Gain on sale of assets			(270)	(270)
Depreciation and amortization	205,189	29,519	918	235,626
Operating income (loss)	$467,109	$66,192	$(42,467)	$490,834
Interest expense	(14,611)	(38,283)	(172,501)	(225,395)
Interest income				27,977
Loss on extinguishment of debt				(2,479)
Income from unconsolidated joint ventures (2)				275
Other gains and (losses), net				2,814
Income before income taxes				$294,026

	For the Year Ended December 31, 2023
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$1,833,478	$324,658	$—	$2,158,136
Expenses:
Rooms	173,749			173,749
Food and beverage	465,963			465,963
Other hotel expenses	519,328			519,328
Management fees	66,425			66,425
Employment costs		91,317		91,317
Cost of goods sold		43,544		43,544
Contract services		32,925		32,925
Non-income taxes and insurance		17,645		17,645
Preopening costs		1,308		1,308
Other segment expenses (1)		38,232	42,789	81,021
Depreciation and amortization	186,749	23,611	867	211,227
Operating income (loss)	$421,264	$76,076	$(43,656)	$453,684
Interest expense	(55,865)	(40,988)	(114,517)	(211,370)
Interest income				21,423
Loss on extinguishment of debt				(2,252)
Loss from unconsolidated joint ventures (2)				(17,308)
Other gains and (losses), net				3,921
Income before income taxes				$248,098

	For the Year Ended December 31, 2022
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$1,537,974	$267,995	$—	$1,805,969
Expenses:
Rooms	155,817			155,817
Food and beverage	381,142			381,142
Other hotel expenses	457,291			457,291
Management fees	43,425			43,425
Employment costs		75,916		75,916
Cost of goods sold		39,653		39,653
Contract services		27,523		27,523
Non-income taxes and insurance		13,901		13,901
Preopening costs		532		532
Other segment expenses (1)		31,552	42,982	74,534
Loss on sale of assets			469	469
Depreciation and amortization	189,375	18,420	821	208,616
Operating income (loss)	$310,924	$60,498	$(44,272)	$327,150
Interest expense	(41,863)	(19,993)	(86,550)	(148,406)
Interest income				5,750
Loss on extinguishment of debt				(1,547)
Loss from unconsolidated joint ventures (2)				(10,967)
Other gains and (losses), net				1,743
Income before income taxes				$173,723
(1)	Other segment expense include:
Entertainment segment – advertising, utilities, maintenance and certain overhead expenses
Corporate and Other – information technology, human resources, accounting, equity-based compensation and other administrative expenses
(2)	Income (loss) from unconsolidated joint ventures relates to the Entertainment segment.

	December 31,	December 31,
	2024	2023
Total assets:
Hospitality	$4,081,754	$4,039,804
Entertainment	653,969	610,663
Corporate and Other	481,850	538,070
Total assets	$5,217,573	$5,188,537

The following table represents the capital expenditures by segment for the years ended December 31 (amounts in thousands):

	2024	2023	2022
Hospitality	$300,867	$145,805	$70,406
Entertainment	106,828	60,428	18,767
Corporate and Other	210	543	347
Total capital expenditures	$407,905	$206,776	$89,520

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses/Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Credit loss reserve on notes receivable:
Year ended December 31, 2024	$37,962	$-	$-	$37,962
Year ended December 31, 2023	$37,962	$-	$-	$37,962
Year ended December 31, 2022	$37,962	$-	$-	$37,962

Valuation allowance for deferred tax assets:
Year ended December 31, 2024	$5,557	$38	$-	$5,595
Year ended December 31, 2023	$118,015	$-	$(112,458)	$5,557
Year ended December 31, 2022	$125,387	$-	$(7,372)	$118,015

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(Amounts in thousands)

				Costs
		Initial Cost to Company		Capitalized	Gross Amount at End of Year				Date Acq/	Depr Life
	Encmbr	Land	Bldgs & Impr	Subs to Acq	Land	Bldgs & Impr	Total (2)	Acc Depr	Constr	(yrs)
Gaylord Opryland	(1)	$11,482	$77,125	$721,754	$74,512	$735,849	$810,361	$475,153	1983	20-40
Gaylord Palms	—	21,564	314,661	263,786	41,202	558,809	600,011	243,833	2002	20-40
Gaylord Texan	(1)	21,235	388,030	195,621	50,533	554,353	604,886	264,875	2004	20-40
Gaylord National	—	43,212	840,261	70,804	47,893	906,384	954,277	368,831	2008	20-40
Gaylord Rockies	—	53,374	760,898	96,006	70,225	840,053	910,278	142,110	2018	20-40
JW Marriott Hill Country	—	139,196	558,584	18,422	151,729	564,473	716,202	24,549	2023	20-40
Inn at Opryland	—	2,675	7,248	30,158	3,359	36,722	40,081	14,572	1998	20-40
AC Hotel	—	9,079	17,340	4,426	9,101	21,744	30,845	5,306	2014	20-40
Miscellaneous	—	43,337	6,717	8,587	53,436	5,205	58,641	14,943	N/A	20-40
	—	$345,154	$2,970,864	$1,409,564	$501,990	$4,223,592	$4,725,582	$1,554,172

	2024	2023	2022
Investment in real estate:
Balance at beginning of year	$4,570,055	$3,810,923	$3,792,011
Other acquisitions	—	697,780	—
Improvements	156,267	61,440	23,034
Disposals	(740)	(88)	(4,122)
Balance at end of year	$4,725,582	$4,570,055	$3,810,923

Accumulated depreciation:
Balance at beginning of year	$1,436,672	$1,327,833	$1,229,727
Depreciation	117,674	108,846	99,533
Disposals	(174)	(7)	(1,427)
Balance at end of year	$1,554,172	$1,436,672	$1,327,833
(1)	Includes equity pledges under the Company’s credit facility. At December 31, 2024, $297.1 million in borrowings and letters of credit were outstanding under such facility.
(2)	The aggregate cost of these assets for federal income tax purposes (unaudited) is approximately $3.5 billion at December 31, 2024.