Form 10-Q
period 2025-03-31
Ryman Hospitality Properties, Inc.
filed 2025-05-02
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2025
Common Stock, par value $.01	60,000,865 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2025	2024
ASSETS:
Property and equipment, net	$4,169,575	$4,124,382
Cash and cash equivalents - unrestricted	413,858	477,694
Cash and cash equivalents - restricted	47,467	98,534
Notes receivable, net	56,767	57,801
Trade receivables, net	133,024	94,184
Deferred income tax assets, net	67,573	70,511
Prepaid expenses and other assets	167,530	178,091
Intangible assets and goodwill, net	183,313	116,376
Total assets	$5,239,107	$5,217,573

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$3,375,026	$3,378,396
Accounts payable and accrued liabilities	463,245	466,571
Distributions payable	70,974	71,444
Deferred management rights proceeds	164,532	164,658
Operating lease liabilities	134,728	135,117
Other liabilities	68,638	66,805
Total liabilities	4,277,143	4,282,991
Commitments and contingencies
Noncontrolling interest in Opry Entertainment Group	391,616	381,945
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 60,001 and 59,903 shares issued and outstanding, respectively	600	599
Additional paid-in capital	1,464,394	1,475,211
Treasury stock of 704 and 696 shares, at cost	(24,329)	(23,526)
Distributions in excess of retained earnings	(893,872)	(888,132)
Accumulated other comprehensive loss	(15,260)	(15,172)
Total stockholders' equity	531,533	548,980
Noncontrolling interests	38,815	3,657
Total equity	570,348	552,637
Total liabilities and equity	$5,239,107	$5,217,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Rooms	$189,232	$173,633
Food and beverage	253,263	235,083
Other hotel revenue	55,235	52,754
Entertainment	89,550	66,875
Total revenues	587,280	528,345

Operating expenses:
Rooms	46,289	44,101
Food and beverage	138,139	128,179
Other hotel expenses	123,924	118,813
Management fees, net	18,463	17,962
Total hotel operating expenses	326,815	309,055
Entertainment	69,770	52,587
Corporate	10,770	11,954
Preopening costs	87	1,436
Gain on sale of assets	—	(270)
Depreciation and amortization	63,717	57,202
Total operating expenses	471,159	431,964

Operating income	116,121	96,381
Interest expense	(54,283)	(60,443)
Interest income	5,459	7,522
Loss on extinguishment of debt	—	(522)
Income (loss) from unconsolidated joint ventures	(16)	32
Other gains and (losses), net	(108)	321
Income before income taxes	67,173	43,291
Provision for income taxes	(4,159)	(530)
Net income	63,014	42,761

Net (income) loss attributable to noncontrolling interest in Opry Entertainment Group	(711)	579
Net (income) loss attributable to other noncontrolling interests	658	(284)
Net income available to common stockholders	$62,961	$43,056

Basic income per share available to common stockholders	$1.05	$0.72
Diluted income per share available to common stockholders	$1.00	$0.67

Comprehensive income, net of taxes	$62,926	$44,169
Comprehensive (income) loss, net of taxes, attributable to noncontrolling interest in Opry Entertainment Group	(723)	293
Comprehensive (income) loss, net of taxes, attributable to other noncontrolling interests	659	(293)
Comprehensive income, net of taxes, available to common stockholders	$62,862	$44,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$63,014	$42,761
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	2,933	(488)
Depreciation and amortization	63,717	57,202
Amortization of deferred financing costs	2,707	2,721
(Income) loss from unconsolidated joint ventures	16	(32)
Equity-based compensation expense	3,622	3,862
Changes in:
Trade receivables	(36,536)	(15,584)
Accounts payable and accrued liabilities	(16,381)	(79,054)
Other assets and liabilities	15,127	(3,915)
Net cash flows provided by operating activities	98,219	7,473

Cash Flows from Investing Activities:
Purchases of property and equipment	(112,727)	(79,430)
Other investing activities, net	(18,400)	179
Net cash flows used in investing activities	(131,127)	(79,251)

Cash Flows from Financing Activities:
Repayments under term loan B	(734)	(201,250)
Borrowings under OEG revolving credit facility	5,000	17,000
Repayments under OEG revolving credit facility	(9,000)	—
Repayments under OEG term loan	(750)	(750)
Repayments under Block 21 CMBS loan	(782)	(721)
Repayments under Gaylord Rockies term loan	—	(800,000)
Issuance of senior notes	—	1,000,000
Deferred financing costs paid	—	(16,815)
Payment of distributions	(70,258)	(67,135)
Payment of tax withholdings for share-based compensation	(5,441)	(12,092)
Other financing activities, net	(30)	(18)
Net cash flows used in financing activities	(81,995)	(81,781)

Net change in cash, cash equivalents, and restricted cash	(114,903)	(153,559)
Cash, cash equivalents, and restricted cash, beginning of period	576,228	700,441
Cash, cash equivalents, and restricted cash, end of period	$461,325	$546,882

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$413,858	$465,311
Cash and cash equivalents - restricted	47,467	81,571
Cash, cash equivalents, and restricted cash, end of period	$461,325	$546,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated
		Additional		in Excess of	Other	Total			Noncontrolling
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Noncontrolling	Total	Interest
	Stock	Capital	Stock	Earnings	Loss	Equity	Interests	Equity	in OEG
BALANCE, December 31, 2024	$599	$1,475,211	$(23,526)	$(888,132)	$(15,172)	$548,980	$3,657	$552,637	$381,945
Net income (loss)	—	—	—	62,961	—	62,961	(658)	62,303	711
Other comprehensive loss, net of income taxes	—	—	—	—	(88)	(88)	—	(88)	—
Adjustment of noncontrolling interest to redemption value	—	(8,960)	—	—	—	(8,960)	—	(8,960)	8,960
Purchase of interest in consolidated joint venture	—	—	—	—	—	—	36,270	36,270	—
Dividends and distributions declared ($1.15 per share)	—	169	(803)	(68,701)	—	(69,335)	(454)	(69,789)	—
Restricted stock units and stock options surrendered	1	(5,648)	—	—	—	(5,647)	—	(5,647)	—
Equity-based compensation expense	—	3,622	—	—	—	3,622	—	3,622	—
BALANCE, March 31, 2025	$600	$1,464,394	$(24,329)	$(893,872)	$(15,260)	$531,533	$38,815	$570,348	$391,616

				Distributions	Accumulated
		Additional		in Excess of	Other	Total			Noncontrolling
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Noncontrolling	Total	Interest
	Stock	Capital	Stock	Earnings	Loss	Equity	Interests	Equity	in OEG
BALANCE, December 31, 2023	$597	$1,502,710	$(20,508)	$(894,259)	$(19,387)	$569,153	$3,624	$572,777	$345,126
Net income (loss)	—	—	—	43,056	—	43,056	284	43,340	(579)
Other comprehensive income, net of income taxes	—	—	—	—	1,408	1,408	—	1,408	—
Adjustment of noncontrolling interest to redemption value	—	(9,318)	—	—	—	(9,318)	—	(9,318)	9,318
Dividends and distributions declared ($1.10 per share)	—	161	—	(66,335)	—	(66,174)	(435)	(66,609)	—
Restricted stock units and stock options surrendered	2	(12,055)	—	—	—	(12,053)	—	(12,053)	—
Equity-based compensation expense	—	3,862	—	—	—	3,862	—	3,862	—
BALANCE, March 31, 2024	$599	$1,485,360	$(20,508)	$(917,538)	$(17,979)	$529,934	$3,473	$533,407	$353,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION:

On January 1, 2013, Ryman Hospitality Properties, Inc. (“Ryman”) and its subsidiaries (collectively with Ryman, the “Company”) began operating as a real estate investment trust (“REIT”) for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels brand. These five resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). The Company’s other owned hotel assets managed by Marriott include the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”), the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

The Company also owns a controlling approximate 70% equity interest in OEG Attractions Holdings, LLC, a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which the Company reports as its Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a Luke Combs-themed bar, music venue and event space that opened in November 2024; Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”); and as of January 3, 2025, a majority and controlling equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company.

The Company consolidates the assets, liabilities and results of operations of OEG in the accompanying condensed consolidated financial statements. The portion of OEG that the Company does not own is recorded as noncontrolling interest in Opry Entertainment Group, which is classified as mezzanine equity in the accompanying condensed consolidated balance sheets, and any adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statements of equity and noncontrolling interest. See Note 3, “Income Per Share,” for further disclosure.

The condensed consolidated financial statements include the accounts of Ryman and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

Newly Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures,” requiring public entities to provide disclosures of significant segment expenses and other segment items, as well as to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that were previously required annually. The Company retrospectively adopted this guidance for fiscal year 2024 and has retrospectively adopted for interim periods beginning in fiscal year 2025. This adoption did not have a material impact on the Company’s financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, “Expense Disaggregation Disclosures,” requiring public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement line items, including employee compensation, purchases of inventory, depreciation, intangible asset amortization and depletion for each income statement line item that includes those expenses. The guidance is applied prospectively, but with the option to apply retrospectively, and will be effective for the Company for fiscal year 2027. The Company is currently evaluating the impact of this ASU but does not anticipate this adoption to have a material impact on the Company’s financial statements.

2. REVENUES:

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Hotel group rooms	$144,574	$131,401
Hotel transient rooms	44,658	42,232
Hotel food and beverage - banquets	186,969	175,450
Hotel food and beverage - outlets	66,294	59,633
Hotel other	55,235	52,754
Entertainment admissions/ticketing	25,551	22,566
Entertainment food and beverage	35,184	25,270
Entertainment retail and other	28,815	19,039
Total revenues	$587,280	$528,345

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Gaylord Opryland	$110,178	$103,835
Gaylord Palms	88,393	85,463
Gaylord Texan	86,377	84,902
Gaylord National	80,829	68,274
Gaylord Rockies	70,948	63,822
JW Marriott Hill Country	55,276	49,941
AC Hotel	2,698	2,822
Inn at Opryland and other	3,031	2,411
Total Hospitality segment revenues	$497,730	$461,470

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee; Las Vegas, Nevada; and Austin, Texas.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms and advanced ticketing at its OEG venues. At March 31, 2025 and December 31, 2024, the Company had $226.3 million and $173.0 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2024, approximately $95.8 million was recognized in revenue during the three months ended March 31, 2025.

3. INCOME PER SHARE:

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income available to common stockholders	$62,961	$43,056
Net income (loss) attributable to noncontrolling interest in OEG	711	(579)
Net income available to common stockholders - if-converted method	$63,672	$42,477

Denominator:
Weighted average shares outstanding - basic	59,919	59,739
Effect of dilutive equity-based compensation	240	430
Effect of dilutive put rights	3,654	3,235
Weighted average shares outstanding - diluted	63,813	63,404

Basic income per share available to common stockholders	$1.05	$0.72
Diluted income per share available to common stockholders	$1.00	$0.67

As more fully discussed in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, although currently not exercisable, the minority investor of OEG has certain put rights (the “OEG Put Rights”) to require the Company to purchase the minority investor’s equity interest in OEG, which the Company may pay in cash or Company stock at the Company’s option. The Company calculated potential dilution for the OEG Put Rights based on the if-converted method, which assumes the OEG Put Rights were converted on the first day of the period or the date of issuance and the minority investor’s noncontrolling equity interest was redeemed in exchange for shares of the Company’s common stock.

The operating partnership units (“OP Units”) held by the noncontrolling interest holders in RHP Hotel Properties, LP (the “Operating Partnership”) have been excluded from the denominator of the diluted income per share calculation for the three months ended March 31, 2025 and 2024 as there would be no effect on the calculation of diluted income per share because the income or loss attributable to the OP Units held by the noncontrolling interest holders would also be added or subtracted to derive net income available to common stockholders.

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

Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2025 and 2024 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2024	$(12,120)	$(2,667)	$(385)	$(15,172)
Losses arising during period	—	—	(8)	(8)
Amounts reclassified from accumulated other comprehensive loss	(176)	53	48	(75)
Income tax expense	(5)	—	—	(5)
Net other comprehensive income (loss)	(181)	53	40	(88)
Balance, March 31, 2025	$(12,301)	$(2,614)	$(345)	$(15,260)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2023	$(15,187)	$(2,878)	$(1,322)	$(19,387)
Gains arising during period	—	—	1,975	1,975
Amounts reclassified from accumulated other comprehensive loss	(107)	53	(547)	(601)
Income tax benefit	34	—	—	34
Net other comprehensive income (loss)	(73)	53	1,428	1,408
Balance, March 31, 2024	$(15,260)	$(2,825)	$106	$(17,979)

5. PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 2025 and December 31, 2024 is summarized as follows (in thousands):

	March 31,	December 31,
	2025	2024
Land and land improvements	$615,151	$613,870
Buildings	4,623,486	4,593,839
Furniture, fixtures and equipment	1,359,057	1,329,039
Right-of-use finance lease assets	1,252	1,017
Construction-in-progress	151,148	110,897
	6,750,094	6,648,662
Accumulated depreciation and amortization	(2,580,519)	(2,524,280)
Property and equipment, net	$4,169,575	$4,124,382

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $56.8 million and $57.8 million at March 31, 2025 and December 31, 2024, respectively, net of credit loss reserve of $38.0 million at each of March 31, 2025 and December 31, 2024. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. During the periods presented, the Company has accrued interest only on the Series A bond.

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

During the three months ended March 31, 2025 and 2024, the Company recorded interest income of $1.1 million and $1.2 million, respectively, on these bonds. The Company received interest payments of $2.2 million and $2.4 million during the three months ended March 31, 2025 and 2024, respectively, relating to these notes receivables.

7. DEBT:

The Company’s debt and finance lease obligations at March 31, 2025 and December 31, 2024 consisted of (in thousands):

	March 31,	December 31,
	2025	2024
$700M Revolving Credit Facility, interest at SOFR plus 1.50%, maturing May 18, 2027	$—	$—
Term Loan B, interest at SOFR plus 2.00%, maturing May 18, 2030	292,057	292,791
Senior Notes, interest at 4.75%, maturing October 15, 2027	700,000	700,000
Senior Notes, interest at 7.25%, maturing July 15, 2028	400,000	400,000
Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	600,000
Senior Notes, interest at 6.50%, maturing April 1, 2032	1,000,000	1,000,000
$80M OEG Revolver, interest at SOFR plus 3.50%, maturing June 28, 2029	17,000	21,000
OEG Term Loan, interest at SOFR plus 3.50%, maturing June 28, 2031 (see Note 16)	298,500	299,250
Block 21 CMBS Loan, interest at 5.58%, original maturity January 5, 2026 (see Note 16)	128,185	128,967
Finance lease obligations	268	55
Unamortized deferred financing costs	(49,359)	(51,484)
Unamortized discounts and premiums, net	(11,625)	(12,183)
Total debt	$3,375,026	$3,378,396

Amounts due within one year of the balance sheet date consist of the Block 21 CMBS Loan, amortization payments for the term loan B of 1.0% of the refinanced $293.5 million principal balance, and amortization payments for the OEG term loan of 1.0% of the original $300 million principal balance.

At March 31, 2025, there were no defaults under the covenants related to the Company’s outstanding debt.

Interest Rate Derivatives

The Company has entered into an interest rate swap to manage interest rate risk associated with a portion of the $300 million OEG term loan. The swap has been designated as a cash flow hedge whereby the Company receives variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount. The Company does not use derivatives for trading or speculative purposes and currently does not hold any derivatives that are not designated as hedges.

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

The estimated fair value of the Company’s derivative financial instruments at March 31, 2025 and December 31, 2024 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	March 31,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2025	2024
OEG Term Loan	Interest Rate Swap	4.5330%	3-month SOFR	December 18, 2025	100,000	$(346)	$(386)
						$(346)	$(386)

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

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of (Gain) Loss
	Recognized in OCI on			Reclassified from Accumulated
	Derivatives		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	March 31,		Accumulated OCI	March 31,
	2025	2024	into Income (Expense)	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(8)	$1,975	Interest expense	$48	$547
Total derivatives	$(8)	$1,975		$48	$547

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended March 31, 2025 and 2024 was $54.3 million and $60.4 million, respectively.

At March 31, 2025, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.4 million. As of March 31, 2025, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $0.4 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

The Company’s lease costs for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost	$4,913	$4,666
Finance lease cost:
Amortization of right-of-use assets	41	48
Interest on lease liabilities	4	1
Net lease cost	$4,958	$4,715

Future minimum lease payments under non-cancelable leases at March 31, 2025 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$11,214	$105
Year 2	11,073	76
Year 3	10,780	67
Year 4	9,935	45
Year 5	9,628	—
Years thereafter	545,639	—
Total future minimum lease payments	598,269	293
Less amount representing interest	(463,541)	(25)
Total present value of minimum payments	$134,728	$268

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	41.3	years
Finance leases	3.3	years
Weighted-average discount rate:
Operating leases	7.0%
Finance leases	5.4%

10. STOCK PLANS:

During the three months ended March 31, 2025, the Company granted 0.2 million restricted stock units with a weighted-average grant date fair value of $101.64 per unit. There were 0.5 million and 0.4 million restricted stock units outstanding at March 31, 2025 and December 31, 2024.

Compensation expense for the Company’s equity-based compensation plans was $3.6 million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively.

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

For the three months ended March 31, 2025 and 2024, the Company recorded an income tax provision of $4.2 million and $0.5 million, respectively, related to its TRSs.

At March 31, 2025 and December 31, 2024, the Company had no unrecognized tax benefits.

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

13. EQUITY

Dividends

On February 20, 2025, the Company’s board of directors declared the Company’s first quarter 2025 cash dividend in the amount of $1.15 per share of common stock, or an aggregate of approximately $69.5 million in cash, which was paid on April 15, 2025 to stockholders of record as of the close of business on March 31, 2025.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At March 31, 2025, 0.4 million outstanding OP Units, or 0.7% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheets. The Company owns, directly or indirectly, the remaining 99.3% of the outstanding OP Units.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, were as follows (in thousands):

		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$37,246	$37,246	$—	$—
Total assets measured at fair value	$37,246	$37,246	$—	$—

Variable to fixed interest rate swaps	$346	$—	$346	$—
Total liabilities measured at fair value	$346	$—	$346	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$37,440	$37,440	$—	$—
Total assets measured at fair value	$37,440	$37,440	$—	$—

Variable to fixed interest rate swaps	$386	$—	$386	$—
Total liabilities measured at fair value	$386	$—	$386	$—

The remainder of the assets and liabilities held by the Company at March 31, 2025 are not required to be recorded at fair value, and financial assets and liabilities approximate fair value.

15. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s operations are organized into the following principal business segments:

●	Hospitality, which includes the Gaylord Hotels properties, JW Marriott Hill Country, the Inn at Opryland and the AC Hotel;
●	Entertainment, which includes the OEG business, specifically the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, and Southern Entertainment; and
●	Corporate and Other, which includes operating and general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments.

The Company’s chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer and the Company’s chief financial officer. The CODM uses segment operating income (loss) to evaluate the performance of each segment and to allocate resources.

The accounting policies for each segment are the same as those described in Note 1, “Description of the Business and Summary of Significant Accounting Policies,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company does not have intersegment sales or transfers.

The following information is derived directly from the segments’ internal financial reports used by the CODM for corporate management purposes (amounts in thousands):

	For the Three Months Ended March 31, 2025
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$497,730	$89,550	$—	$587,280
Expenses:
Rooms	46,289			46,289
Food and beverage	138,139			138,139
Other hotel expenses (1)	123,924			123,924
Management fees	18,463			18,463
Employment costs		27,310		27,310
Cost of goods sold		15,535		15,535
Contract services		10,011		10,011
Non-income taxes and insurance		4,852		4,852
Preopening costs		87		87
Other segment expenses (1)		12,062	10,770	22,832
Depreciation and amortization	54,106	9,377	234	63,717
Operating income (loss)	$116,809	$10,316	$(11,004)	$116,121
Interest expense	(25)	(8,870)	(45,388)	(54,283)
Interest income				5,459
Loss from unconsolidated joint ventures (2)				(16)
Other gains and (losses), net				(108)
Income before income taxes				$67,173

	For the Three Months Ended March 31, 2024
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$461,470	$66,875	$—	$528,345
Expenses:
Rooms	44,101			44,101
Food and beverage	128,179			128,179
Other hotel expenses (1)	118,813			118,813
Management fees	17,962			17,962
Employment costs		23,189		23,189
Cost of goods sold		9,325		9,325
Contract services		7,564		7,564
Non-income taxes and insurance		3,653		3,653
Preopening costs		1,436		1,436
Other segment expenses (1)		8,856	11,954	20,810
Gain on sale of assets			(270)	(270)
Depreciation and amortization	50,230	6,740	232	57,202
Operating income (loss)	$102,185	$6,112	$(11,916)	$96,381
Interest expense	(14,901)	(10,201)	(35,341)	(60,443)
Interest income				7,522
Loss on extinguishment of debt				(522)
Income from unconsolidated joint ventures (2)				32
Other gains and (losses), net				321
Income before income taxes				$43,291

	March 31,	December 31,
	2025	2024
Total assets:
Hospitality	$4,004,737	$4,081,754
Entertainment	772,848	653,969
Corporate and Other	461,522	481,850
Total assets	$5,239,107	$5,217,573
(1)	Other segment expenses include:
Hospitality segment – administrative employment costs, utilities, property taxes, supplies, advertising, maintenance and consulting expenses
Entertainment segment – advertising, utilities, maintenance and certain overhead expenses
Corporate and other – information technology, human resources, accounting, equity-based compensation and other administrative expenses
(2)	Income (loss) from unconsolidated joint ventures relates to the Entertainment segment.

The following table represents capital expenditures by segment for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2025	2024
Hospitality	$101,810	$56,843
Entertainment	10,886	22,542
Corporate and Other	31	45
Total capital expenditures	$112,727	$79,430

16. SUBSEQUENT EVENT:

On April 28, 2025, certain OEG subsidiaries borrowed an incremental term loan in an aggregate principal amount of $130 million (the “Incremental Loan”) on the same terms as the existing term loan under the OEG credit facility. The net proceeds of the Incremental Loan, together with cash on hand, were used to defease the non-recourse term loan secured by a mortgage on Block 21. As increased by the Incremental Loan, the OEG credit facility consists of (i) a senior secured term loan facility in an aggregate principal amount equal to $428.5 million and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $80.0 million, of which $12.0 million was outstanding as of April 28, 2025. No changes were made to the applicable interest rates or maturity date of any indebtedness under the OEG credit facility. Beginning with the principal payment for June 2025, on each quarterly principal payment date, the senior secured term loan under the OEG credit facility is required to be repaid in an amount equal to approximately $1.1 million.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2024, included in our Annual Report on Form 10-K that was filed with the SEC on February 21, 2025.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These may also include statements regarding (i) the future performance of our business, anticipated business levels and our anticipated financial results during future periods; (ii) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) our dividend policy, including the frequency and amount of any dividend we may pay; (v) our strategic goals and potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our ability to borrow available funds under our credit facility; (x) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xi) the effects of inflation, other macroeconomic conditions and increased costs on our business and on our customers, including group customers at our hotels; and (xii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, risks and uncertainties associated with economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, the effects of inflation and changes in international, national, regional and local economic and market conditions (such as the imposition of trade barriers or other changes in trade policy) on our business, including the effects on costs of labor and supplies and effects on group customers at our hotels and customers in our OEG businesses, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness and/or to successfully amend the agreements governing our indebtedness in the future, changes in interest rates, and those factors described elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 or described from time to time in our other reports filed with the SEC.

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our core holdings include a network of five upscale, meetings-focused resorts totaling 9,917 rooms that are managed by Marriott under the Gaylord Hotels brand. These five resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). Our other owned hotel assets managed by Marriott include the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”), the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

Each of our award-winning Gaylord Hotels properties, as well as JW Marriott Hill Country, incorporates not only high-quality lodging, but also at least 400,000 square feet (268,000 in the case of JW Marriott Hill Country) of meeting, convention and exhibition space, superb food and beverage options and retail and spa facilities within a single self-contained property. As a result, our Gaylord Hotels properties and JW Marriott Hill Country provide a convenient and entertaining environment for convention guests. Our Gaylord Hotels properties and JW Marriott Hill Country focus on the large group meetings market in the United States.

We also own a controlling approximate 70% equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which we report as our Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 99 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a Luke Combs-themed bar, music venue and event space that opened in November 2024; Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”), and as of January 3, 2025, a majority and controlling equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company.

See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and Item 1A, “Risk Factors,” in Part II of this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Significant 2025 Activities

Significant activities we have undertaken in 2025 include (as well as where you can find more information herein or in the accompanying condensed consolidated financial statements):

●	Continued investment in our existing properties through approximately $112.7 million in capital expenditures – “Liquidity and Capital Resources”
●	Declared approximately $69.5 million in cash distributions – Note 13, “Equity”

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

Existing Hotel Property Design. Our Gaylord Hotels properties and JW Marriott Hill Country focus on the large group meetings and regional leisure transient markets in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. We believe this strategy creates a better experience for both meeting planners and guests and has led to our current Gaylord Hotels properties and JW Marriott Hill Country claiming a place among the leading convention hotels in the country.

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

Continued Investment in Our Existing Properties. We continuously evaluate and invest in our current portfolio and consider enhancements or expansions as part of our long-term strategic plan. In 2024, we completed a $98 million multi-year interior and exterior enhancement project at Gaylord Rockies to better position the property for our group customers. In early 2024, we identified over $1 billion in capital investment opportunities across our entire hotel portfolio, comprised of projects that we anticipate completing in phases through 2027. We have previously announced plans for a nearly $225 million multi-phase capital improvement plan at Gaylord Opryland that includes the currently ongoing expansion of approximately 108,000 square feet of premium, carpeted meeting space; the construction of a sports bar, event lawn and pavilion; and the renovation of multiple ballrooms and pre-function space.

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in six Ole Red locations, purchased Block 21, opened Category 10 in November 2024, and purchased a majority interest in Southern Entertainment in January 2025. Further, in 2022, we completed a strategic transaction to sell a minority interest in OEG to an affiliate of Atairos Group, Inc. and its strategic partner NBCUniversal Media, LLC, who we believe will continue to help us expand the distribution of our OEG brands.

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

Our Operations

Our operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, JW Marriott Hill Country, the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, Southern Entertainment, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three months ended March 31, 2025 and 2024, our total revenues were divided among these business segments as follows:

	Three Months Ended
	March 31,
Segment	2025	2024
Hospitality	85%	87%
Entertainment	15%	13%
Corporate and Other	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months ended March 31, 2025 and 2024. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited
	Three Months Ended March 31,
	2025	%	2024	%
REVENUES:
Rooms	$189,232	32.2%	$173,633	32.9%
Food and beverage	253,263	43.1%	235,083	44.5%
Other hotel revenue	55,235	9.4%	52,754	10.0%
Entertainment	89,550	15.2%	66,875	12.7%
Total revenues	587,280	100.0%	528,345	100.0%
OPERATING EXPENSES:
Rooms	46,289	7.9%	44,101	8.3%
Food and beverage	138,139	23.5%	128,179	24.3%
Other hotel expenses	123,924	21.1%	118,813	22.5%
Hotel management fees, net	18,463	3.1%	17,962	3.4%
Entertainment	69,770	11.9%	52,587	10.0%
Corporate	10,770	1.8%	11,954	2.3%
Preopening costs	87	0.0%	1,436	0.3%
Gain on sale of assets	—	—%	(270)	(0.1)%
Depreciation and amortization:
Hospitality	54,106	9.2%	50,230	9.5%
Entertainment	9,377	1.6%	6,740	1.3%
Corporate and Other	234	0.0%	232	0.0%
Total depreciation and amortization	63,717	10.8%	57,202	10.8%
Total operating expenses	471,159	80.2%	431,964	81.8%
OPERATING INCOME (LOSS):
Hospitality	116,809	23.5%	102,185	22.1%
Entertainment	10,403	11.6%	7,548	11.3%
Corporate and Other	(11,004)	(A)	(12,186)	(A)
Preopening costs	(87)	(0.0)%	(1,436)	(0.3)%
Gain on sale of assets	—	—%	270	0.1%
Total operating income	116,121	19.8%	96,381	18.2%
Interest expense	(54,283)	(A)	(60,443)	(A)
Interest income	5,459	(A)	7,522	(A)
Loss on extinguishment of debt	—	(A)	(522)	(A)
Income (loss) from unconsolidated joint ventures	(16)	(A)	32	(A)
Other gains and (losses), net	(108)	(A)	321	(A)
Provision for income taxes	(4,159)	(A)	(530)	(A)
Net income	63,014	(A)	42,761	(A)
Net (income) loss attributable to noncontrolling interest in Opry Entertainment Group	(711)	(A)	579	(A)
Net (income) loss attributable to other noncontrolling interests	658	(A)	(284)	(A)
Net income available to common stockholders	$62,961	(A)	$43,056	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months ended March 31, 2025 and 2024 (in thousands, except percentages and per share data):

	Three Months Ended
	March 31,
			%
	2025	2024	Change
Total revenues	$587,280	$528,345	11.2%
Total operating expenses	471,159	431,964	9.1%
Operating income	116,121	96,381	20.5%
Net income	63,014	42,761	47.4%
Net income available to common stockholders	62,961	43,056	46.2%
Net income available to common stockholders per share - diluted	1.00	0.67	49.3%

Total Revenues

The increase in our total revenues for the three months ended March 31, 2025, as compared to the same period in 2024, is primarily attributable to an increase in our Hospitality segment and Entertainment segment of $36.3 million and $22.7 million, respectively, as presented in the tables below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended March 31, 2025, as compared to the same period in 2024, is primarily the result of increases in our Hospitality segment and Entertainment segment of $17.8 million and $17.2 million, respectively, and an increase of $6.5 million in depreciation and amortization expense, as presented in the tables below.

Operating Income

The above factors resulted in a $19.7 million improvement in operating income for the three months ended March 31, 2025, as compared to the 2024 period.

Net Income

Our $20.3 million increase in net income for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to the changes in our revenues and operating expenses reflected above, partially impacted by the following factors, each as described more fully below:

●	A $4.1 million decrease in interest expense, net, in the 2025 period, as compared to the 2024 period.
●	A $3.6 million increase in provision for income taxes in the 2025 period, as compared to the 2024 period.

Factors and Trends Contributing to Performance and Current Environment

Important factors and trends contributing to our performance during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, were:

●	An increase in occupancy of 3.0 points of occupancy, as compared to the 2024 period, with increases in both group and transient room nights.
●	An increase in ADR of 5.6% in the 2025 period, as compared to the 2024 period, reflective of our continued pricing strategy.

●	An increase of 7.2% in outside-the-room spending in our Hospitality segment in the 2025 period, as compared to the 2024 period, primarily as a result of increased banquet and technology spending by groups.
●	In-the-year-for-the-year cancelled room nights at our hotels increased by approximately ten thousand rooms in the 2025 period, as compared to the 2024 period.
●	An increase of 33.9% in Entertainment revenue in the 2025 period, as compared to the 2024 period, primarily related to Category 10, which opened in November 2024, as well as increases across the majority of our other Entertainment segment venues.

Other important factors and trends for the three months ended, and as of, March 31, 2025 include:

●	An increase of 8.2% in net definite group room nights booked at our hotels in the 2025 period, as compared to the 2024 period. However, notwithstanding the increase in net definite group room nights booked, ongoing economic policy uncertainty is weighing on near-term meeting planner decision-making, which is impacting lead volumes and group bookings for the in-the-year-for-the-year period.
●	Group room nights on the books for all future years at our hotels at March 31, 2025 are 5.0% higher than the number on the books at the same point in 2024. In addition, the estimated ADR on those group room nights on the books at March 31, 2025 is 5.6% higher than the same point in 2024.
●	Our strong revenues in recent periods have partially mitigated increasing operating costs in the current inflationary environment. In addition, while the Company has experienced higher interest rates than in historical periods, interest rates on our debt have decreased in the 2025 period, as compared to the 2024 period. The current inflationary environment is expected to continue in at least the near future.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2025 and 2024 (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2025	2024	Change
Revenues:
Rooms	$189,232	$173,633	9.0%
Food and beverage	253,263	235,083	7.7%
Other hotel revenue	55,235	52,754	4.7%
Total hospitality revenue	497,730	461,470	7.9%
Hospitality operating expenses:
Rooms	46,289	44,101	5.0%
Food and beverage	138,139	128,179	7.8%
Other hotel expenses	123,924	118,813	4.3%
Management fees, net	18,463	17,962	2.8%
Depreciation and amortization	54,106	50,230	7.7%
Total Hospitality operating expenses	380,921	359,285	6.0%
Hospitality operating income	$116,809	$102,185	14.3%
Hospitality performance metrics:
Occupancy	69.7%	66.7%	3.0	pts
ADR	$264.40	$250.48	5.6%
RevPAR (1)	$184.21	$167.17	10.2%
Total RevPAR (2)	$484.52	$444.29	9.1%
Net Definite Group Room Nights Booked	205,194	189,583	8.2%
(1)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Room nights available to guests include nights that rooms are out of service. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(2)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights that rooms are out of service. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

Total Hospitality segment revenues in the three months ended March 31, 2025 include $6.7 million in attrition and cancellation fee revenue, a decrease of $1.7 million in attrition and cancellation fee collections from the 2024 period.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended
	March 31,
	2025	2024
Group	80%	80%
Transient	20%	20%

Other hotel expenses for the three months ended March 31, 2025 and 2024 consist of the following (in thousands):

	Three Months Ended
	March 31,
			%
	2025	2024	Change
Administrative employment costs	$48,500	$47,370	2.4%
Utilities	10,898	10,927	(0.3)%
Property taxes	12,054	10,784	11.8%
Other	52,472	49,732	5.5%
Total other hotel expenses	$123,924	$118,813	4.3%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs increased slightly and utilities decreased slightly in the three months ended March 31, 2025, as compared to the same period in 2024. The increase in property taxes during the three months ended March 31, 2025, as compared to the 2024 period, was primarily due to an increase at Gaylord National due to the 2024 period including a settlement of an appeal from prior tax years. The increase in other expenses, which include supplies, advertising, maintenance costs and consulting costs, during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to increases at JW Marriott Hill Country and Gaylord National due to various increases associated with the increases in revenue.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for our Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies is approximately 3% of gross revenues, and JW Marriott Hill Country is approximately 3.5% of gross revenues. Additionally, we pay Marriott an incentive management fee based on the profitability of our hotels. In the three months ended March 31, 2025 and 2024, we incurred $11.6 million and $10.8 million, respectively, related to base management fees for our Hospitality segment and $7.6 million and $8.0 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 8, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to increases at Gaylord Palms and Gaylord Rockies associated with the addition of depreciable assets associated with the properties’ rooms and lobby renovation and grand lodge, events pavilion and food and beverage outlet repositioning, respectively.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2025 and 2024.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2025	2024	Change
Revenues:
Rooms	$44,315	$41,945	5.7%
Food and beverage	51,798	45,926	12.8%
Other hotel revenue	14,065	15,964	(11.9)%
Total revenue	110,178	103,835	6.1%
Operating expenses:
Rooms	10,103	9,952	1.5%
Food and beverage	27,913	26,143	6.8%
Other hotel expenses	28,694	29,592	(3.0)%
Management fees, net	5,310	5,190	2.3%
Depreciation and amortization	8,060	8,133	(0.9)%
Total operating expenses	80,080	79,010	1.4%
Operating income	$30,098	$24,825	21.2%
Performance metrics:
Occupancy	64.9%	65.1%	(0.2)	pts
ADR	$262.57	$245.28	7.0%
RevPAR	$170.49	$159.60	6.8%
Total RevPAR	$423.89	$395.10	7.3%

Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2025	2024	Change
Revenues:
Rooms	$32,423	$31,250	3.8%
Food and beverage	45,225	45,450	(0.5)%
Other hotel revenue	10,745	8,763	22.6%
Total revenue	88,393	85,463	3.4%
Operating expenses:
Rooms	6,687	6,682	0.1%
Food and beverage	23,186	22,887	1.3%
Other hotel expenses	23,266	21,780	6.8%
Management fees, net	3,262	3,237	0.8%
Depreciation and amortization	8,210	5,871	39.8%
Total operating expenses	64,611	60,457	6.9%
Operating income	$23,782	$25,006	(4.9)%
Performance metrics:
Occupancy	75.9%	74.6%	1.3	pts
ADR	$276.14	$267.99	3.0%
RevPAR	$209.69	$199.89	4.9%
Total RevPAR	$571.68	$546.66	4.6%

Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2025	2024	Change
Revenues:
Rooms	$30,660	$28,978	5.8%
Food and beverage	46,437	47,544	(2.3)%
Other hotel revenue	9,280	8,380	10.7%
Total revenue	86,377	84,902	1.7%
Operating expenses:
Rooms	6,615	6,455	2.5%
Food and beverage	23,440	24,099	(2.7)%
Other hotel expenses	19,425	18,674	4.0%
Management fees, net	3,273	3,751	(12.7)%
Depreciation and amortization	5,929	5,891	0.6%
Total operating expenses	58,682	58,870	(0.3)%
Operating income	$27,695	$26,032	6.4%
Performance metrics:
Occupancy	73.0%	73.2%	(0.2)	pts
ADR	$257.26	$239.77	7.3%
RevPAR	$187.80	$175.54	7.0%
Total RevPAR	$529.08	$514.32	2.9%

Gaylord National Results. The results of Gaylord National for the three months ended March 31, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2025	2024	Change
Revenues:
Rooms	$32,395	$27,641	17.2%
Food and beverage	42,123	34,948	20.5%
Other hotel revenue	6,311	5,685	11.0%
Total revenue	80,829	68,274	18.4%
Operating expenses:
Rooms	11,951	10,717	11.5%
Food and beverage	25,886	22,142	16.9%
Other hotel expenses	23,307	20,318	14.7%
Management fees, net	1,768	1,473	20.0%
Depreciation and amortization	8,443	8,401	0.5%
Total operating expenses	71,355	63,051	13.2%
Operating income	$9,474	$5,223	81.4%
Performance metrics:
Occupancy	72.4%	64.4%	8.0	pts
ADR	$249.02	$236.16	5.4%
RevPAR	$180.33	$152.18	18.5%
Total RevPAR	$449.95	$375.88	19.7%

Gaylord Rockies Results. The results of Gaylord Rockies for the three months ended March 31, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2025	2024	Change
Revenues:
Rooms	$25,083	$21,348	17.5%
Food and beverage	39,624	35,814	10.6%
Other hotel revenue	6,241	6,660	(6.3)%
Total revenue	70,948	63,822	11.2%
Operating expenses:
Rooms	5,676	5,455	4.1%
Food and beverage	23,350	19,975	16.9%
Other hotel expenses	10,131	10,648	(4.9)%
Management fees, net	2,116	1,906	11.0%
Depreciation and amortization	14,852	13,841	7.3%
Total operating expenses	56,125	51,825	8.3%
Operating income	$14,823	$11,997	23.6%
Performance metrics:
Occupancy	72.2%	64.5%	7.7	pts
ADR	$257.09	$242.23	6.1%
RevPAR	$185.68	$156.29	18.8%
Total RevPAR	$525.19	$467.24	12.4%

JW Marriott Hill Country Results. The results of JW Marriott Hill Country for the three months ended March 31, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2025	2024	Change
Revenues:
Rooms	$19,694	$18,090	8.9%
Food and beverage	27,341	24,658	10.9%
Other hotel revenue	8,241	7,193	14.6%
Total revenue	55,276	49,941	10.7%
Operating expenses:
Rooms	3,806	3,482	9.3%
Food and beverage	13,558	12,201	11.1%
Other hotel expenses	16,822	15,632	7.6%
Management fees, net	2,410	2,095	15.0%
Depreciation and amortization	7,831	7,397	5.9%
Total operating expenses	44,427	40,807	8.9%
Operating income	$10,849	$9,134	18.8%
Performance metrics:
Occupancy	67.9%	63.6%	4.3	pts
ADR	$321.54	$312.19	3.0%
RevPAR	$218.38	$198.40	10.1%
Total RevPAR	$612.95	$547.72	11.9%

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2025	2024	Change
Revenues	$89,550	$66,875	33.9%
Operating expenses	(69,770)	(52,587)	32.7%
Preopening costs	(87)	(1,436)	(93.9)%
Depreciation and amortization	(9,377)	(6,740)	39.1%
Operating income	$10,316	$6,112	68.8%

Revenues increased in our Entertainment segment in the three months ended March 31, 2025, as compared to the prior year period, primarily related to Category 10, which opened in November 2024, as well as increases across the majority of our other venues.

Entertainment segment operating expenses increased in the 2025 period, as compared to the 2024 period, primarily due to the opening of Category 10, as well as increases in variable expenses associated with the increase in revenue.

Depreciation and amortization increased in the 2025 period, as compared to the 2024 period, primarily due to the depreciable assets associated with Category 10.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2025	2024	Change
Operating expenses	$10,770	$11,954	(9.9)%
Gain on sale of assets	—	(270)	100.0%
Depreciation and amortization	234	232	0.9%
Operating loss	$(11,004)	$(11,916)	7.7%

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses decreased in the three months ended March 31, 2025, as compared to the prior year period, primarily as a result of a decrease in employment and consulting expenses.

Operating Results – Preopening Costs

Preopening costs during the three months ended March 31, 2024 primarily include costs associated with Ole Red Las Vegas, which opened in January 2024, and Category 10, which opened November 2024.

Operating Results – Gain on Sale of Assets

Gain on sale of assets during the three months ended March 31, 2024 includes the sale of miscellaneous corporate assets.

Non-Operating Results Affecting Net Income

The following table summarizes the other factors which affected our net income for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2025	2024	Change
Interest expense	$(54,283)	$(60,443)	10.2%
Interest income	5,459	7,522	(27.4)%
Loss on extinguishment of debt	—	(522)	100.0%
Income (loss) from unconsolidated joint ventures	(16)	32	(150.0)%
Other gains and (losses), net	(108)	321	(133.6)%
Provision for income taxes	(4,159)	(530)	(684.7)%

Interest Expense

The following presents interest expense associated with our outstanding borrowings, including the impact of interest rate swaps, for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2025	2024	Change
RHP Revolving Credit Facility	$1,019	$993	2.6%
RHP Term Loan B	4,960	10,280	(51.8)%
RHP Senior Notes	39,946	24,042	66.2%
Gaylord Rockies Term Loan	—	15,495	(100.0)%
OEG Revolver	542	518	4.6%
OEG Term Loan	6,530	8,347	(21.8)%
Block 21 CMBS Loan	2,066	2,111	(2.1)%
Other (1)	(780)	(1,343)	41.9%
Total interest expense	$54,283	$60,443	(10.2)%
(1)	Other includes capitalized interest, as well as other miscellaneous items.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 6.4% and 7.2% for the three months ended March 31, 2025 and 2024, respectively.

Interest Income

Interest income for the three months ended March 31, 2025 and 2024 primarily includes amounts earned on our cash balances, as well as the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

As a result of the March 2024 repayment of the previous Gaylord Rockies $800 million term loan, we recognized a loss on extinguishment of debt of $0.5 million in the three months ended March 31, 2024.

Other Gains and (Losses), net

Other gains and (losses), net for the three months ended March 31, 2025 and 2024 represents various miscellaneous items.

Provision for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended March 31, 2025 and 2024, we recorded an income tax provision of $4.2 million and $0.5 million, respectively, related to our TRSs. The change in the income tax provision for the 2025 period, as compared to the 2024 period, relates to changes in income at our TRSs.

Non-GAAP Financial Measures

We present the following non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance:

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

We then exclude the pro rata share of Adjusted EBITDAre related to noncontrolling interests to calculate Adjusted EBITDAre, Excluding Noncontrolling Interest.

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

The following is a reconciliation of our consolidated GAAP net income to EBITDAre, Adjusted EBITDAre, and Adjusted EBITDAre, Excluding Noncontrolling Interest for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net income	$63,014	$42,761
Interest expense, net	48,824	52,921
Provision for income taxes	4,159	530
Depreciation and amortization	63,717	57,202
Gain on sale of assets	—	(270)
Pro rata EBITDAre from unconsolidated joint ventures	1	2
EBITDAre	179,715	153,146
Preopening costs	87	1,436
Non-cash lease expense	889	925
Equity-based compensation expense	3,622	3,862
Interest income on Gaylord National bonds	1,114	1,195
Loss on extinguishment of debt	—	522
Transaction costs of acquisitions	75	—
Pro rata adjusted EBITDAre from unconsolidated joint ventures	—	(21)
Adjusted EBITDAre	185,502	161,065
Adjusted EBITDAre of noncontrolling interest	(5,626)	(4,662)
Adjusted EBITDAre, excluding noncontrolling interest	$179,876	$156,403

The following is a reconciliation of our consolidated GAAP net income to FFO and Adjusted FFO for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net income	$63,014	$42,761
Noncontrolling interest in Opry Entertainment Group	(711)	579
Net income available to common stockholders and unit holders	62,303	43,340
Depreciation and amortization	63,676	57,154
Adjustments for noncontrolling interest	(3,077)	(2,021)
FFO available to common stockholders and unit holders	122,902	98,473
Right-of-use asset amortization	41	48
Non-cash lease expense	889	925
Pro rata adjustments from joint ventures	—	(21)
Gain on other assets	—	(270)
Amortization of deferred financing costs	2,707	2,721
Amortization of debt discounts and premiums	558	649
Loss on extinguishment of debt	—	522
Adjustments for noncontrolling interest	(282)	135
Transaction costs of acquisitions	75	—
Deferred tax provision (benefit)	2,933	(488)
Adjusted FFO available to common stockholders and unit holders	$129,823	$102,694

Liquidity and Capital Resources

Cash Flows Provided By Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the three months ended March 31, 2025, our net cash flows provided by operating activities were $98.2 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $136.0 million, partially offset by unfavorable changes in working capital of $37.8 million. The unfavorable changes in working capital primarily resulted from an increase in accounts receivable due to a seasonal increase in group business at our hotel properties and a decrease in accounts payable and accrued liabilities primarily related to the payment of accrued compensation, property taxes and interest. These unfavorable changes in working capital were partially offset by an increase in advanced ticket purchases at our OEG venues.

During the three months ended March 31, 2024, our net cash flows provided by operating activities were $7.5 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $106.0 million, partially offset by unfavorable changes in working capital of $98.6 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities primarily related to compensation, property tax accruals and the payment of liabilities associated with our holiday programs and an increase in accounts receivable due to a seasonal increase in group business at our hotel properties. These unfavorable changes in working capital were partially offset by an increase in advanced deposits on future hotel stays and advanced ticket purchases at our OEG venues.

Cash Flows Used In Investing Activities. During the three months ended March 31, 2025, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $112.7 million, and consisted primarily of the renovation of a ballroom and pre-function space and the development of a sports bar, pavilion and event lawn at Gaylord Opryland, the preparation for a rooms renovation at Gaylord Texan, and ongoing maintenance capital expenditures for each of our existing properties.

During the three months ended March 31, 2024, our primary use of funds for investing activities were purchases of property and equipment, which totaled $79.4 million, and consisted primarily of enhancements at Gaylord Rockies to construct a new events pavilion, enhance the grand lodge and reposition its food and beverage outlets; the completion of Ole Red Las Vegas; a rooms renovation at the W Austin and common area enhancements at Block 21; the conversion of the Wildhorse Saloon to Category 10; a rooms renovation at Gaylord Palms; and ongoing maintenance capital expenditures for each of our existing properties.

Cash Flows Used In Financing Activities. Our cash flows from financing activities primarily reflect the incurrence and repayment of long-term debt and the payment of cash distributions. During the three months ended March 31, 2025, our net cash flows used in financing activities were $82.0 million, primarily reflecting the payment of $70.3 million in cash distributions.

During the three months ended March 31, 2024, our net cash flows used in financing activities were $81.8 million, primarily reflecting the issuance of the $1 Billion 6.50% Senior Notes (as defined below), offset by the prepayment of the Gaylord Rockies $800.0 million term loan, the repayment of $201.3 million under our term loan B, the payment of $67.1 million in cash dividends, and the payment of $16.8 million in deferred financing costs.

Liquidity

At March 31, 2025, we had $413.9 million in unrestricted cash and $763.0 million available for borrowing in the aggregate under our revolving credit facility and the OEG revolving credit facility. During the three months ended March 31, 2025, we incurred capital expenditures of $112.7 million and paid $70.3 million in cash distributions. These payments, partially offset by the cash flows provided by operations discussed above, were the primary factors in the decrease in our cash balance from December 31, 2024 to March 31, 2025.

We anticipate investing in our operations during the remainder of 2025 by spending between approximately $235 million and $335 million in capital expenditures, which includes projects at Gaylord Opryland for the renovation of a ballroom and pre-function space, the development of a sports bar, pavilion and event lawn, and a meeting space expansion; a rooms renovation at Gaylord Texan; and ongoing maintenance capital for each of our current facilities. At this time, the scope of our multiyear capital program remains unchanged; however, the discrete nature of the projects in the pipeline allows us to take a flexible approach to evolving macroeconomic conditions. Further, our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually. Future dividends are subject to our board of directors’ future determinations as to amount and timing. We currently have no debt maturities until May 2027. We believe we will be able to refinance our debt agreements prior to their maturities.

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

Our outstanding principal debt agreements are described below. At March 31, 2025, there were no defaults under the covenants related to our outstanding debt.

Principal Debt Agreements

Credit Facility. On May 18, 2023, we entered into a Credit Agreement (as modified pursuant to the First Incremental Agreement and the Second Incremental Agreement (as hereinafter defined), the “Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

The Credit Agreement provides for a $700.0 million revolving credit facility (the “Revolver”) and a senior secured term loan B (the “Term Loan B”) (in the original principal amount of $500.0 million, which was reduced to $295.0 million on March 28, 2024 in connection with the First Incremental Agreement), as well as an accordion feature that will allow us to increase the facilities by an aggregate total of up to $475 million, which may be allocated between the Revolver and the Term Loan B at our option.

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

In addition, each of the Revolver and Term Loan B contains certain covenants that, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the Credit Agreement are as follows:

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

Revolving Credit Facility. The maturity date of the Revolver is May 18, 2027, with the option to extend the maturity date for a maximum of one additional year through either (i) a single 12-month extension option or (ii) two individual 6-month extensions (subject to extension fees as detailed in the Credit Agreement). Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i) Adjusted Term SOFR plus the applicable margin ranging from 1.40% to 2.00%, (ii) Adjusted Daily Simple SOFR plus the applicable margin ranging from 1.40% to 2.00% or (iii) a base rate as set forth in the Credit Agreement plus the applicable margin ranging from 0.40% to 1.00%, with each option dependent upon our funded debt to total asset value ratio (as defined in the Credit Agreement). Principal is payable in full at maturity.

For purposes of the Revolver, Adjusted Term SOFR is calculated as the sum of Term SOFR plus an adjustment of 0.10% (all as more specifically described in the Credit Agreement), subject to a floor of 0.00%. Adjusted Daily Simple SOFR is calculated as the sum of SOFR plus an adjustment of 0.10% (all as more specifically described in the Credit Agreement), subject to a floor of 0.00%.

At March 31, 2025, no amounts were outstanding under the Revolver, and there was $700.0 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $1 billion in aggregate principal amount of senior notes due 2032 (the “$1 Billion 6.50% Senior Notes”), our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), our $600 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”) and our $400 million in aggregate principal amount of senior notes due 2028 (the “$400 Million 7.25% Senior Notes”), which we met at March 31, 2025).

Term Loan B. The Term Loan B has a maturity date of May 18, 2030. Prior to the effectiveness of the First Incremental Agreement and the Second Incremental Agreement (as hereinafter defined), the applicable interest rate margins for borrowings under the Term Loan B were, at our option, either (i) Term SOFR plus 2.75%, (ii) Daily Simple SOFR plus 2.75% or (iii) a base rate as set forth in the Credit Agreement plus 1.75%. The Credit Agreement requires principal amortization payments in an amount equal to 1% per annum of the principal amount of the Term Loan B, which is payable quarterly. In addition, if for any fiscal year, there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal amount is required. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed.

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

On December 19, 2024, we entered into an additional Incremental Tranche B Term Loan Agreement (the “Second Incremental Agreement”), which supplants the Credit Agreement. The Second Incremental Agreement reduces the applicable interest rate margins for the loans advanced under the refinanced Term Loan B. The applicable interest rate margins for the refinanced Term Loan B under the Second Incremental Agreement are (i) 2.00% for SOFR Loans (as defined in the Credit Agreement) and (ii) 1.00% for base rate loans. Further, the Second Incremental Agreement provides for the applicable interest rate margins to be further reduced by an additional 0.25% upon our meeting certain criteria as set forth in the Second Incremental Agreement.

At March 31, 2025, the interest rate on the Term Loan B was Term SOFR plus 2.00%. Neither the First Incremental Agreement nor the Second Incremental Agreement changed the maturity dates under the Credit Agreement or resulted in any increase in principal indebtedness. In addition, the Second Incremental Agreement confirmed that the annual amortization under the Term Loan B is 1% of the refinanced $293.5 million outstanding principal amount, with the balance due at maturity. At March 31, 2025, $292.1 million in borrowings were outstanding under the Term Loan B.

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

The $700 Million 4.75% Senior Notes are currently redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is currently 101.188%, and will be 100.000% beginning on October 15, 2025, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

The $600 Million 4.50% Senior Notes are currently redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is currently 101.500% and will be 100.750%, and 100.000% beginning on February 15 of 2026, and 2027, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

OEG Credit Agreement. On June 28, 2024, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a certain First Amendment, which amends the Credit Agreement dated as of June 16, 2022 among OEG Borrower, as borrower, OEG Finance, certain subsidiaries of OEG Borrower from time to time party thereto as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended, the “2024 OEG Credit Agreement”).

The 2024 OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate amount of $300.0 million (the “2024 OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $80.0 million (the “OEG Revolver”). The 2024 OEG Term Loan refinanced and replaced the former term loan in the outstanding principal amount of $294.8 million as of June 28, 2024 and the OEG Revolver refinanced and replaced the senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million.

On April 28, 2025, OEG Borrower and OEG Finance entered into a Second Amendment, which amended the 2024 OEG Credit Agreement (as amended, the “OEG Credit Agreement”) in which OEG Borrower obtained an incremental term loan in an aggregate principal amount equal to $130.0 million (the “Incremental Loan”) on the same terms as the 2024 OEG Term Loan. The net proceeds of the Incremental Loan, together with cash on hand, were used to defease the Block 21 CMBS Loan (as defined below) in full, which releases the borrower thereunder from the $127.9 million amount outstanding under the Block 21 CMBS Loan. As amended by the Second Amendment, the OEG Credit Agreement provides for (i) a senior secured term loan facility in an aggregate principal amount equal to $428.5 million (the “OEG Term Loan”) and (ii) the OEG Revolver. The Incremental Loan did not change any applicable interest rates or maturity dates of any indebtedness under the 2024 OEG Credit Agreement. Beginning with the principal payment for June 2025, on each quarterly principal payment date, the OEG Term Loan is required to be repaid in an amount equal to approximately $1.1 million.

At March 31, 2025, $298.5 million was outstanding under the 2024 OEG Term Loan and $17.0 million was outstanding under the OEG Revolver. At the closing of the Incremental Loan, $428.5 million was outstanding under the OEG Term Loan and $12.0 million was outstanding under the OEG Revolver.

The OEG Term Loan and the OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries (other than Block 21-related subsidiaries, as more specifically described in the OEG Credit Agreement). The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the OEG Credit Agreement: (a) the Alternate Base Rate plus 2.50% or (b) Adjusted Term SOFR plus 3.50% (all as more specifically described in the OEG Credit Agreement). In November 2022, OEG entered into an interest rate swap to fix the SOFR portion of the interest rate on $100.0 million of borrowings at 4.533% through December 2025. Borrowings under the OEG Revolver bear interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the OEG Credit Agreement: (a) the Alternate Base Rate plus the Applicable Rate (as defined in the OEG Credit Agreement) or (b) Adjusted Term SOFR plus the Applicable Rate. Under the OEG Credit Agreement, (i) the Applicable Rate for Alternative Base Rate loans will be between 2.75% and 2.25% and (ii) the Applicable Rate for Adjusted Term SOFR loans will be between 3.75% and 3.25%, in each of (i) and (ii) based upon the First Lien Leverage Ratio of OEG Finance and its consolidated subsidiaries (as more specifically described in the OEG Credit Agreement). The Applicable Rate for borrowings as of March 31, 2025 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans.

The OEG Term Loan matures on June 28, 2031 and the OEG Revolver matures on June 28, 2029.

Block 21 CMBS Loan. In connection with the purchase of Block 21 in May 2022, a subsidiary of the Company assumed the $136 million, ten-year, non-recourse term loan secured by a mortgage on Block 21 (the “Block 21 CMBS Loan”). At March 31, 2025, $128.2 million was outstanding under the Block 21 CMBS Loan. The proceeds of the Incremental Loan described above were used to defease the Block 21 CMBS Loan in full in April 2025.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at March 31, 2025 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2029 are $785.0 million. These estimated obligations are $153.5 million for the remainder of 2025, $197.7 million in 2026, $189.0 million in 2027, $148.4 million in 2028, and $96.4 million in 2029. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the interest we paid during 2024, 2023 and 2022.

Inflation

Inflation has had a more meaningful impact on our business during recent periods than in historical periods. However, favorable ADR and outside-the-room spend in our Hospitality segment and business levels in our Entertainment segment in recent periods have reduced the impact of increased operating costs on our financial position and results of operations.

Additionally, increased interest rates have driven higher interest expense on our debt than in historical periods, although interest rates on our debt have decreased in the 2025 period, as compared to the 2024 period. In an effort to mitigate the impact of increased interest rates, at March 31, 2025, 85% of our outstanding debt is fixed-rate debt, after considering the impact of interest rate swaps.

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

March 31,
2025
Other assets	$3,232,265
Total assets	$3,232,265

Net payables due to non-guarantor subsidiaries	$221,262
Other liabilities	3,215,088
Total liabilities	$3,436,350
Total noncontrolling interest	$3,618

Three Months Ended
March 31, 2025
Revenues from non-guarantor subsidiaries	$146,335
Operating expenses (excluding expenses to non-guarantor subsidiaries)	42,984
Expenses to non-guarantor subsidiaries	10,516
Operating income	92,835
Interest income from non-guarantor subsidiaries	613
Net income	49,333
Net income available to common stockholders	49,880

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP. Certain of our accounting policies, including those related to impairment of long-lived and other assets, credit losses on financial assets, income taxes, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to

Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no newly identified critical accounting policies in the first three months of 2025, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative market risks since December 31, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Equity and Noncontrolling Interest (unaudited) for the three months ended March 31, 2025 and 2024, and (v) Notes To Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: May 2, 2025	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Executive Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer