Form 10-Q
period 2025-06-30
Ryman Hospitality Properties, Inc.
filed 2025-08-05
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2025
Common Stock, par value $.01	62,999,754 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30,	December 31,
	2025	2024
ASSETS:
Property and equipment, net	$4,926,280	$4,124,382
Cash and cash equivalents - unrestricted	420,579	477,694
Cash and cash equivalents - restricted	30,126	98,534
Notes receivable, net	57,933	57,801
Trade receivables, net	131,962	94,184
Deferred income tax assets, net	61,094	70,511
Prepaid expenses and other assets	187,725	178,091
Intangible assets and goodwill, net	294,921	116,376
Total assets	$6,110,620	$5,217,573

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$3,975,213	$3,378,396
Accounts payable and accrued liabilities	435,537	466,571
Distributions payable	74,721	71,444
Deferred management rights proceeds	164,442	164,658
Operating lease liabilities	144,493	135,117
Other liabilities	72,483	66,805
Total liabilities	4,866,889	4,282,991
Commitments and contingencies
Noncontrolling interest in Opry Entertainment Group	401,286	381,945
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 62,999 and 59,903 shares issued and outstanding, respectively	630	599
Additional paid-in capital	1,734,330	1,475,211
Treasury stock of 713 and 696 shares, at cost	(25,139)	(23,526)
Distributions in excess of retained earnings	(894,236)	(888,132)
Accumulated other comprehensive loss	(15,155)	(15,172)
Total stockholders' equity	800,430	548,980
Noncontrolling interests	42,015	3,657
Total equity	842,445	552,637
Total liabilities and equity	$6,110,620	$5,217,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Rooms	$200,900	$199,497	$390,132	$373,130
Food and beverage	250,391	259,386	503,654	494,469
Other hotel revenue	64,920	60,204	120,155	112,958
Entertainment	143,304	94,203	232,854	161,078
Total revenues	659,515	613,290	1,246,795	1,141,635

Operating expenses:
Rooms	47,238	45,062	93,527	89,163
Food and beverage	136,152	132,369	274,291	260,548
Other hotel expenses	130,588	117,769	254,512	236,582
Management fees, net	17,916	21,449	36,379	39,411
Total hotel operating expenses	331,894	316,649	658,709	625,704
Entertainment	110,376	59,560	180,146	112,147
Corporate	10,759	9,402	21,529	21,356
Preopening costs	98	1,055	185	2,491
Gain on sale of assets	—	—	—	(270)
Depreciation and amortization	66,963	58,553	130,680	115,755
Total operating expenses	520,090	445,219	991,249	877,183

Operating income	139,425	168,071	255,546	264,452
Interest expense	(58,534)	(56,577)	(112,817)	(117,020)
Interest income	5,583	7,064	11,042	14,586
Loss on extinguishment of debt	(2,542)	(1,797)	(2,542)	(2,319)
Income (loss) from unconsolidated joint ventures	(13)	183	(29)	215
Other gains and (losses), net	(196)	(4)	(304)	317
Income before income taxes	83,723	116,940	150,896	160,231
Provision for income taxes	(7,848)	(12,200)	(12,007)	(12,730)
Net income	75,875	104,740	138,889	147,501

Net income attributable to noncontrolling interest in Opry Entertainment Group	(2,094)	(3,270)	(2,805)	(2,691)
Net income attributable to other noncontrolling interests	(2,028)	(665)	(1,370)	(949)
Net income available to common stockholders	$71,753	$100,805	$134,714	$143,861

Basic income per share available to common stockholders	$1.17	$1.68	$2.22	$2.41
Diluted income per share available to common stockholders	$1.12	$1.65	$2.13	$2.31

Comprehensive income, net of taxes	$75,980	$104,851	$138,906	$149,020
Comprehensive income, net of taxes, attributable to noncontrolling interest in Opry Entertainment Group	(2,143)	(3,315)	(2,866)	(3,022)
Comprehensive income, net of taxes, attributable to other noncontrolling interests	(2,029)	(666)	(1,370)	(959)
Comprehensive income, net of taxes, available to common stockholders	$71,808	$100,870	$134,670	$145,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$138,889	$147,501
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision for deferred income taxes	9,470	10,664
Depreciation and amortization	130,680	115,755
Amortization of deferred financing costs	5,607	5,348
(Income) loss from unconsolidated joint ventures	29	(215)
Equity-based compensation expense	7,117	7,245
Changes in:
Trade receivables	(21,048)	(17,253)
Accounts payable and accrued liabilities	(65,351)	(75,006)
Other assets and liabilities	15,326	(2,245)
Net cash flows provided by operating activities	220,719	191,794

Cash Flows from Investing Activities:
Purchases of property and equipment	(182,238)	(184,936)
Purchase of JW Marriott Desert Ridge, net of cash acquired	(861,958)	—
Other investing activities, net	(18,609)	37
Net cash flows used in investing activities	(1,062,805)	(184,899)

Cash Flows from Financing Activities:
Borrowings under term loan B	—	18,861
Repayments under term loan B	(1,468)	(220,849)
Borrowings under OEG revolving credit facility	5,000	39,000
Repayments under OEG revolving credit facility	(26,000)	(27,000)
Borrowings under OEG term loan	128,128	299,250
Repayments under OEG term loan	(1,827)	(296,250)
Repayments under Block 21 CMBS loan	(128,967)	(1,432)
Repayments under Gaylord Rockies term loan	—	(800,000)
Issuance of senior notes	625,000	1,000,000
Deferred financing costs paid	(12,572)	(23,062)
Issuance of common stock, net	275,532	—
Payment of distributions	(139,721)	(133,430)
Payment of tax withholdings for share-based compensation	(5,472)	(12,106)
Other financing activities, net	(1,070)	(39)
Net cash flows provided by (used in) financing activities	716,563	(157,057)

Net change in cash, cash equivalents, and restricted cash	(125,523)	(150,162)
Cash, cash equivalents, and restricted cash, beginning of period	576,228	700,441
Cash, cash equivalents, and restricted cash, end of period	$450,705	$550,279

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$420,579	$498,371
Cash and cash equivalents - restricted	30,126	51,908
Cash, cash equivalents, and restricted cash, end of period	$450,705	$550,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated
		Additional		in Excess of	Other	Total			Noncontrolling
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Noncontrolling	Total	Interest
	Stock	Capital	Stock	Earnings	Loss	Equity	Interests	Equity	in OEG
BALANCE, December 31, 2024	$599	$1,475,211	$(23,526)	$(888,132)	$(15,172)	$548,980	$3,657	$552,637	$381,945
Net income (loss)	—	—	—	62,961	—	62,961	(658)	62,303	711
Other comprehensive loss, net of income taxes	—	—	—	—	(88)	(88)	—	(88)	—
Adjustment of noncontrolling interest to redemption value	—	(8,960)	—	—	—	(8,960)	—	(8,960)	8,960
Purchase of interest in consolidated joint venture	—	—	—	—	—	—	36,270	36,270	—
Dividends and distributions declared ($1.15 per share)	—	169	(803)	(68,701)	—	(69,335)	(454)	(69,789)	—
Restricted stock units and stock options surrendered	1	(5,648)	—	—	—	(5,647)	—	(5,647)	—
Equity-based compensation expense	—	3,622	—	—	—	3,622	—	3,622	—
BALANCE, March 31, 2025	$600	$1,464,394	$(24,329)	$(893,872)	$(15,260)	$531,533	$38,815	$570,348	$391,616
Net income	—	—	—	71,753	—	71,753	2,028	73,781	2,094
Other comprehensive income, net of income taxes	—	—	—	—	105	105	—	105	—
Adjustment of noncontrolling interest to redemption value	—	(7,576)	—	—	—	(7,576)	—	(7,576)	7,576
Reallocation of noncontrolling interest in Operating Partnership	—	(1,627)	—	—	—	(1,627)	1,627	—	—
Issuance of common stock, net	30	275,502	—	—	—	275,532	—	275,532	—
Dividends and distributions declared ($1.15 per share)	—	172	(810)	(72,117)	—	(72,755)	(455)	(73,210)	—
Restricted stock units and stock options surrendered	—	(30)	—	—	—	(30)	—	(30)	—
Equity-based compensation expense	—	3,495	—	—	—	3,495	—	3,495	—
BALANCE, June 30, 2025	$630	$1,734,330	$(25,139)	$(894,236)	$(15,155)	$800,430	$42,015	$842,445	$401,286

				Distributions	Accumulated
		Additional		in Excess of	Other	Total			Noncontrolling
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Noncontrolling	Total	Interest
	Stock	Capital	Stock	Earnings	Loss	Equity	Interests	Equity	in OEG
BALANCE, December 31, 2023	$597	$1,502,710	$(20,508)	$(894,259)	$(19,387)	$569,153	$3,624	$572,777	$345,126
Net income (loss)	—	—	—	43,056	—	43,056	284	43,340	(579)
Other comprehensive income, net of income taxes	—	—	—	—	1,408	1,408	—	1,408	—
Adjustment of noncontrolling interest to redemption value	—	(9,318)	—	—	—	(9,318)	—	(9,318)	9,318
Dividends and distributions declared ($1.10 per share)	—	161	—	(66,335)	—	(66,174)	(435)	(66,609)	—
Restricted stock units and stock options surrendered	2	(12,055)	—	—	—	(12,053)	—	(12,053)	—
Equity-based compensation expense	—	3,862	—	—	—	3,862	—	3,862	—
BALANCE, March 31, 2024	$599	$1,485,360	$(20,508)	$(917,538)	$(17,979)	$529,934	$3,473	$533,407	$353,865
Net income	—	—	—	100,805	—	100,805	665	101,470	3,270
Other comprehensive income, net of income taxes	—	—	—	—	111	111	—	111	—
Adjustment of noncontrolling interest to redemption value	—	(5,468)	—	—	—	(5,468)	—	(5,468)	5,468
Dividends and distributions declared ($1.10 per share)	—	163	(1,468)	(64,884)	—	(66,189)	(434)	(66,623)	—
Restricted stock units and stock options surrendered	—	41	—	—	—	41	—	41	—
Equity-based compensation expense	—	3,383	—	—	—	3,383	—	3,383	—
BALANCE, June 30, 2024	$599	$1,483,479	$(21,976)	$(881,617)	$(17,868)	$562,617	$3,704	$566,321	$362,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION:

On January 1, 2013, Ryman Hospitality Properties, Inc. (“Ryman”) and its subsidiaries (collectively with Ryman, the “Company”) began operating as a real estate investment trust (“REIT”) for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels and JW Marriott brands. The five Gaylord Hotels resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). The two JW Marriott resorts, which the Company refers to as the JW Marriott properties, consist of the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”) and, effective June 10, 2025, the JW Marriott Phoenix Desert Ridge Resort & Spa (“JW Marriott Desert Ridge”). The Company’s other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

The Company also owns an approximate 70% controlling equity interest in OEG Attractions Holdings, LLC, a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which the Company reports as its Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a Luke Combs-themed bar, music venue and event space that opened in November 2024; Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”); and as of January 3, 2025, a majority and controlling equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company.

The Company consolidates the assets, liabilities and results of operations of OEG in the accompanying condensed consolidated financial statements. The portion of OEG that the Company does not own is recorded as noncontrolling interest in Opry Entertainment Group, which is classified as mezzanine equity in the accompanying condensed consolidated balance sheets, and any adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying condensed consolidated statements of equity and noncontrolling interest. See Note 4, “Income Per Share,” for further disclosure.

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

2. JW MARRIOTT DESERT RIDGE TRANSACTION:

On June 10, 2025, the Company purchased JW Marriott Desert Ridge for approximately $865 million. Situated on approximately 402 acres of Arizona’s Sonoran Desert, JW Marriott Desert Ridge is a premier group-oriented resort with 950 rooms and approximately 243,000 total square feet of indoor and outdoor meeting and event space. The resort’s amenities include a 28,000 square foot spa; seven food and beverage outlets; a 140,000 square-foot water experience; and two 18-hole golf courses. The Company funded the purchase price with a portion of the approximately $275.5 million in net proceeds of an underwritten registered public offering of approximately 3.0 million shares of the Company’s common stock (see Note 14, “Equity”) and approximately $614 million in net proceeds of a private placement of $625 million aggregate principal amount of 6.50% senior notes due 2033 (see Note 8, “Debt”). JW Marriott Desert Ridge assets are reflected in the Company’s Hospitality segment beginning June 10, 2025.

The Company performed a valuation of the fair value of the acquired assets and liabilities as of June 10, 2025. The valuations of the various components of property and equipment were determined principally based on the cost approach, which uses assumptions regarding replacement values from established indices. The valuation of intangible assets was based on various methods to evaluate the value of a below market ground lease and the values of advanced bookings previously received for the hotel. The Company considers each of these estimates as Level 3 fair value measurements.

The Company determined that the acquisition represents an asset acquisition and has capitalized transaction costs and allocated the purchase price to the relative fair values of assets acquired and liabilities assumed, adjusted for working capital adjustments as set forth in the purchase agreement and transaction costs, in the Company’s balance sheet at June 10, 2025 as follows (amounts in thousands):

Property and equipment	$747,377
Cash and cash equivalents - unrestricted	5,891
Cash and cash equivalents - restricted	1,661
Trade receivables	14,426
Prepaid expenses and other assets	3,547
Intangible assets	114,875
Total assets acquired	887,777
Accounts payable and accrued liabilities	(18,267)
Total liabilities assumed	(18,267)
Net assets acquired	$869,510

3. REVENUES:

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Hotel group rooms	$145,622	$145,869	$290,196	$277,270
Hotel transient rooms	55,278	53,628	99,936	95,860
Hotel food and beverage - banquets	174,564	190,201	361,533	365,651
Hotel food and beverage - outlets	75,827	69,185	142,121	128,818
Hotel other	64,920	60,204	120,155	112,958
Entertainment admissions/ticketing	65,426	34,356	90,977	56,922
Entertainment food and beverage	45,688	34,587	80,872	59,857
Entertainment retail and other	32,190	25,260	61,005	44,299
Total revenues	$659,515	$613,290	$1,246,795	$1,141,635

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Gaylord Opryland	$116,465	$130,352	$226,643	$234,187
Gaylord Palms	73,113	68,799	161,506	154,262
Gaylord Texan	82,494	83,897	168,871	168,799
Gaylord National	83,413	88,369	164,242	156,643
Gaylord Rockies	81,722	76,836	152,670	140,658
JW Marriott Hill Country	66,573	62,850	121,849	112,791
JW Marriott Desert Ridge	5,349	—	5,349	—
AC Hotel	3,562	4,107	6,260	6,929
Inn at Opryland and other	3,520	3,877	6,551	6,288
Total Hospitality segment revenues	$516,211	$519,087	$1,013,941	$980,557

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee; Las Vegas, Nevada; and Austin, Texas.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms and advanced ticketing at its OEG venues. At June 30, 2025 and December 31, 2024, the Company had $183.4 million and $173.0 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2024, approximately $118.3 million was recognized in revenue during the six months ended June 30, 2025.

4. INCOME PER SHARE:

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income available to common stockholders	$71,753	$100,805	$134,714	$143,861
Net income attributable to noncontrolling interest in OEG	2,094	3,270	2,805	2,691
Net income available to common stockholders - if-converted method	$73,847	$104,075	$137,519	$146,552

Denominator:
Weighted average shares outstanding - basic	61,352	59,895	60,639	59,817
Effect of dilutive equity-based compensation	147	206	194	314
Effect of dilutive put rights	4,233	3,122	3,744	3,315
Weighted average shares outstanding - diluted	65,732	63,223	64,577	63,446

Basic income per share available to common stockholders	$1.17	$1.68	$2.22	$2.41
Diluted income per share available to common stockholders	$1.12	$1.65	$2.13	$2.31

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

The operating partnership units (“OP Units”) held by the noncontrolling interest holders in RHP Hotel Properties, LP (the “Operating Partnership”) have been excluded from the denominator of the diluted income per share calculation for the three and six months ended June 30, 2025 and 2024 as there would be no effect on the calculation of diluted income per share because the income or loss attributable to the OP Units held by the noncontrolling interest holders would also be added or subtracted to derive net income available to common stockholders.

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

Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2024	$(12,120)	$(2,667)	$(385)	$(15,172)
Gains arising during period	—	—	100	100
Amounts reclassified from accumulated other comprehensive loss	(347)	105	106	(136)
Income tax benefit	53	—	—	53
Net other comprehensive income (loss)	(294)	105	206	17
Balance, June 30, 2025	$(12,414)	$(2,562)	$(179)	$(15,155)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2023	$(15,187)	$(2,878)	$(1,322)	$(19,387)
Gains arising during period	—	—	2,326	2,326
Amounts reclassified from accumulated other comprehensive loss	(227)	106	(749)	(870)
Income tax benefit	63	—	—	63
Net other comprehensive income (loss)	(164)	106	1,577	1,519
Balance, June 30, 2024	$(15,351)	$(2,772)	$255	$(17,868)

6. PROPERTY AND EQUIPMENT:

Property and equipment at June 30, 2025 and December 31, 2024 is summarized as follows (in thousands):

	June 30,	December 31,
	2025	2024
Land and land improvements	$725,277	$613,870
Buildings	5,195,698	4,593,839
Furniture, fixtures and equipment	1,505,236	1,329,039
Right-of-use finance lease assets	1,333	1,017
Construction-in-progress	137,377	110,897
	7,564,921	6,648,662
Accumulated depreciation and amortization	(2,638,641)	(2,524,280)
Property and equipment, net	$4,926,280	$4,124,382

7. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $57.9 million and $57.8 million at June 30, 2025 and December 31, 2024, respectively, net of credit loss reserve of $38.0 million at each of June 30, 2025 and December 31, 2024. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. During the periods presented, the Company has accrued interest only on the Series A bond.

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

During the three months ended June 30, 2025 and 2024, the Company recorded interest income of $1.1 million and $1.2 million, respectively, and during the six months ended June 30, 2025 and 2024, the Company recorded interest income of $2.2 million and $2.4 million, respectively, on these bonds. The Company received interest payments of $2.2 million and $2.4 million during the six months ended June 30, 2025 and 2024, respectively, relating to these notes receivable.

8. DEBT:

The Company’s debt and finance lease obligations at June 30, 2025 and December 31, 2024 consisted of (in thousands):

	June 30,	December 31,
	2025	2024
$700M Revolving Credit Facility, interest at SOFR plus 1.45%, maturing May 18, 2027	$—	$—
Term Loan B, interest at SOFR plus 2.00%, maturing May 18, 2030	291,324	292,791
Senior Notes, interest at 4.75%, maturing October 15, 2027	700,000	700,000
Senior Notes, interest at 7.25%, maturing July 15, 2028	400,000	400,000
Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	600,000
Senior Notes, interest at 6.50%, maturing April 1, 2032	1,000,000	1,000,000
Senior Notes, interest at 6.50%, maturing June 15, 2033	625,000	—
$80M OEG Revolver, interest at SOFR plus 3.25%, maturing June 28, 2029	—	21,000
OEG Term Loan, interest at SOFR plus 3.50%, maturing June 28, 2031	427,423	299,250
Block 21 CMBS Loan, interest at 5.58%, original maturity January 5, 2026	—	128,967
Finance lease obligations	785	55
Unamortized deferred financing costs	(57,018)	(51,484)
Unamortized discounts and premiums, net	(12,301)	(12,183)
Total debt	$3,975,213	$3,378,396

Amounts due within one year of the balance sheet date consist of amortization payments for the term loan B of 1.0% of the refinanced $293.5 million principal balance and amortization payments for the OEG term loan of approximately 1.0% of the refinanced $428.5 million principal balance.

At June 30, 2025, there were no defaults under the covenants related to the Company’s outstanding debt.

$625 Million 6.50% Senior Notes due 2033

On June 4, 2025, the Operating Partnership and RHP Finance Corporation (collectively, the “issuing subsidiaries”) completed the private placement of $625.0 million in aggregate principal amount of 6.50% senior notes due 2033 (the “$625 Million 6.50% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement.

The $625 Million 6.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $625 Million 6.50% Senior Notes have a maturity date of June 15, 2033 and bear interest at 6.50% per annum, payable semi-annually in cash in arrears on June 15 and December 15 each year, beginning on December 15, 2025. The $625 Million 6.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the Company’s $700 million in aggregate principal amount of 4.75% senior notes due 2027, $400 million in aggregate principal amount of 7.25% senior notes due 2028, $600 million in aggregate principal amount of 4.50% senior notes due 2029, and $1 billion in aggregate principal amount of 6.50% senior notes due 2032, and senior in right of payment to future subordinated indebtedness, if any.

The $625 Million 6.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness, including the Operating Partnership’s existing credit facility, to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $625 Million 6.50% Senior Notes. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $625 Million 6.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $625 Million 6.50% Senior Notes.

The net proceeds from the issuance of the $625 Million 6.50% Senior Notes totaled approximately $614 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used these net proceeds to fund a portion of the purchase price for JW Marriott Desert Ridge discussed in Note 2.

The $625 Million 6.50% Senior Notes are redeemable before June 15, 2028, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $625 Million 6.50% Senior Notes will be redeemable, in whole or in part, at any time on or after June 15, 2028 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.250%, 101.625%, and 100.000% beginning on June 15 of 2028, 2029, and 2030, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

OEG Credit Facility

On April 28, 2025, certain OEG subsidiaries borrowed an incremental term loan in an aggregate principal amount of $130 million (the “Incremental OEG Loan”) on the same terms as the existing term loan under the OEG credit facility. The net proceeds of the Incremental OEG Loan, together with cash on hand, were used to defease the non-recourse term loan secured by a mortgage on Block 21. As increased by the Incremental OEG Loan, the OEG credit facility consists of (i) a senior secured term loan facility in an aggregate principal amount equal to $428.5 million and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $80.0 million. No changes were made to the applicable interest rates or maturity date of any indebtedness under the OEG credit facility. In addition, the terms of the Incremental OEG Loan confirm that the annual amortization under the OEG term loan is approximately 1% of the refinanced $428.5 million outstanding principal amount, with the balance due at maturity.

Block 21 CMBS Loan

In connection with the purchase of Block 21 in May 2022, a subsidiary of the Company assumed the $136 million, ten-year, non-recourse loan secured by a mortgage on Block 21 (the “Block 21 CMBS Loan”). The proceeds of the Incremental OEG Loan described above were used to defease the Block 21 CMBS Loan in full in April 2025.

Interest Rate Derivatives

The Company has entered into an interest rate swap to manage interest rate risk associated with a portion of the OEG term loan. The swap has been designated as a cash flow hedge whereby the Company receives variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount. The Company does not use derivatives for trading or speculative purposes and currently does not hold any derivatives that are not designated as hedges.

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $0.2 million will be reclassified from accumulated other comprehensive loss to interest expense in the next twelve months.

The estimated fair value of the Company’s derivative financial instruments at June 30, 2025 and December 31, 2024 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	June 30,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2025	2024
OEG Term Loan	Interest Rate Swap	4.5330%	3-month SOFR	December 18, 2025	100,000	$(179)	$(386)
						$(179)	$(386)

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

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of (Gain) Loss
	Recognized in OCI			Reclassified from Accumulated
	on Derivatives		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	June 30,		Accumulated OCI	June 30,
	2025	2024	into Income (Expense)	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$108	$351	Interest expense	$58	$202
Total derivatives	$108	$351		$58	$202

	Amount of Gain (Loss)			Amount of (Gain) Loss
	Recognized in OCI on			Reclassified from Accumulated
	Derivatives		Location of Gain (Loss)	OCI into Income (Expense)
	Six Months Ended		Reclassified from	Six Months Ended
	June 30,		Accumulated OCI	June 30,
	2025	2024	into Income (Expense)	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$100	$2,326	Interest expense	$106	$749
Total derivatives	$100	$2,326		$106	$749

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended June 30, 2025 and 2024 was $58.5 million and $56.6 million, respectively, and for the six months ended June 30, 2025 and 2024 was $112.8 million and $117.0 million, respectively.

At June 30, 2025, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.2 million. As of June 30, 2025, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $0.2 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

9. DEFERRED MANAGEMENT RIGHTS PROCEEDS:

On October 1, 2012, the Company consummated its agreement to sell the Gaylord Hotels brand and rights to manage the Gaylord Hotels properties (the “Management Rights”) to Marriott for $210.0 million in cash. Effective October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the Gaylord Hotels properties pursuant to a management agreement for each Gaylord Hotel property. The Company allocated $190.0 million of the purchase price to the Management Rights, based on the Company’s estimates of the fair values for the respective components. For financial accounting purposes, the amount related to the Management Rights was deferred and is amortized on a straight-

line basis over the 65-year term of the hotel management agreements, including extensions, as a reduction in management fee expense.

10. LEASES:

The Company is a lessee of a 65.3-acre site in Osceola County, Florida on which Gaylord Palms is located; a 234-acre site in Maricopa County, Arizona on which a portion of JW Marriott Desert Ridge is located; building or land leases for Ole Red Gatlinburg, Ole Red Orlando, Ole Red Tishomingo, Ole Red Nashville International Airport and Ole Red Las Vegas; and various warehouse, general office and other equipment leases. The Gaylord Palms land lease has a term through 2074, which may be extended through January 2101, at the Company’s discretion. The JW Marriott Desert Ridge land lease has a term through 2092. The leases for Ole Red locations range from five to ten years, with renewal options ranging from five to fifty-five years, at the Company’s discretion, with the exception of Ole Red Nashville International Airport, which has no extension option. Extension options were not considered reasonably assured to be exercised as of the date of the agreement and, as a result, are not included in the Company’s calculation of its right-of-use assets and lease liabilities.

The terms of the Gaylord Palms lease include variable lease payments based upon net revenues at Gaylord Palms, and certain other of the Company’s leases include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company’s lease costs for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$5,135	$4,901	$10,048	$9,567
Finance lease cost:
Amortization of right-of-use assets	57	47	98	95
Interest on lease liabilities	4	—	8	1
Net lease cost	$5,196	$4,948	$10,154	$9,663

Future minimum lease payments under non-cancelable leases at June 30, 2025 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$12,653	$404
Year 2	11,787	266
Year 3	11,454	153
Year 4	10,389	43
Year 5	10,352	—
Years thereafter	607,876	—
Total future minimum lease payments	664,511	866
Less amount representing interest	(520,018)	(81)
Total present value of minimum payments	$144,493	$785

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	42.9	years
Finance leases	2.5	years
Weighted-average discount rate:
Operating leases	7.1%
Finance leases	5.8%

11. STOCK PLANS:

During the six months ended June 30, 2025, the Company granted 0.2 million restricted stock units with a weighted-average grant date fair value of $100.99 per unit. There were 0.5 million and 0.4 million restricted stock units outstanding at June 30, 2025 and December 31, 2024, respectively.

Compensation expense for the Company’s equity-based compensation plans was $3.5 million and $3.4 million for the three months ended June 30, 2025 and 2024, respectively, and $7.1 million and $7.2 million for the six months ended June 30, 2025 and 2024, respectively.

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

For the three months ended June 30, 2025 and 2024, the Company recorded an income tax provision of $7.8 million and $12.2 million, respectively, related to its TRSs. For the six months ended June 30, 2025 and 2024, the Company recorded an income tax provision of $12.0 million and $12.7 million, respectively, related to its TRSs.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The Company is currently evaluating the potential tax implications of the OBBBA, but based on the Company’s preliminary assessment, it does not expect the legislation to have a material impact on the Company’s financial statements.

At June 30, 2025 and December 31, 2024, the Company had no unrecognized tax benefits.

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

14. EQUITY

Equity Offering

In May 2025, the Company completed an underwritten public offering of approximately 3.0 million shares of its common stock, par value $0.01 per share, at a price to the public of $96.20 per share. Net proceeds to the Company, after deducting underwriter discounts and commissions and other expenses paid by the Company, were approximately $275.5 million. The Company used a portion of these proceeds to fund a portion of the purchase price to acquire JW Marriott Desert Ridge as discussed in Note 2 and the remainder for general corporate purposes.

Dividends

On February 20, 2025, the Company’s board of directors declared the Company’s first quarter 2025 cash dividend in the amount of $1.15 per share of common stock, or an aggregate of approximately $69.5 million in cash, which was paid on April 15, 2025 to stockholders of record as of the close of business on March 31, 2025.

On May 9, 2025, the Company’s board of directors declared the Company’s second quarter 2025 cash dividend in the amount of $1.15 per share of common stock, or an aggregate of approximately $72.9 million in cash, which was paid on July 15, 2025 to stockholders of record as of the close of business on June 30, 2025.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At June 30, 2025, 0.4 million outstanding OP Units, or 0.6% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheets. The Company owns, directly or indirectly, the remaining 99.4% of the outstanding OP Units.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, were as follows (in thousands):

		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$41,068	$41,068	$—	$—
Total assets measured at fair value	$41,068	$41,068	$—	$—

Variable to fixed interest rate swaps	$179	$—	$179	$—
Total liabilities measured at fair value	$179	$—	$179	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$37,440	$37,440	$—	$—
Total assets measured at fair value	$37,440	$37,440	$—	$—

Variable to fixed interest rate swaps	$386	$—	$386	$—
Total liabilities measured at fair value	$386	$—	$386	$—

The remainder of the assets and liabilities held by the Company at June 30, 2025 are not required to be recorded at fair value, and financial assets and liabilities approximate fair value.

See Note 2, “JW Marriott Desert Ridge Transaction,” for additional disclosures related to the fair value measurements used in the accounting for the purchase of JW Marriott Desert Ridge.

16. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s operations are organized into the following principal business segments:

●	Hospitality, which includes the Gaylord Hotels properties, the JW Marriott properties (including, effective June 10, 2025, JW Marriott Desert Ridge), the Inn at Opryland and the AC Hotel;
●	Entertainment, which includes the OEG business, specifically the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, and Southern Entertainment; and
●	Corporate and Other, which includes operating and general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments.

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

The following information is derived directly from the segments’ internal financial reports used by the CODM for corporate management purposes (amounts in thousands):

	For the Three Months Ended June 30, 2025
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$516,211	$143,304	$—	$659,515
Expenses:
Rooms	47,238			47,238
Food and beverage	136,152			136,152
Other hotel expenses (1)	130,588			130,588
Management fees	17,916			17,916
Employment costs		35,061		35,061
Cost of goods sold		14,383		14,383
Contract services		32,218		32,218
Non-income taxes and insurance		13,275		13,275
Preopening costs		98		98
Other segment expenses (1)		15,439	10,759	26,198
Depreciation and amortization	57,397	9,335	231	66,963
Operating income (loss)	$126,920	$23,495	$(10,990)	$139,425
Interest expense	(3)	(9,537)	(48,994)	(58,534)
Interest income				5,583
Loss on extinguishment of debt				(2,542)
Loss from unconsolidated joint ventures (2)				(13)
Other gains and (losses), net				(196)
Income before income taxes				$83,723

	For the Three Months Ended June 30, 2024
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$519,087	$94,203	$—	$613,290
Expenses:
Rooms	45,062			45,062
Food and beverage	132,369			132,369
Other hotel expenses (1)	117,769			117,769
Management fees	21,449			21,449
Employment costs		26,183		26,183
Cost of goods sold		12,606		12,606
Contract services		8,678		8,678
Non-income taxes and insurance		1,072		1,072
Preopening costs		1,055		1,055
Other segment expenses (1)		11,021	9,402	20,423
Depreciation and amortization	50,553	7,766	234	58,553
Operating income (loss)	$151,885	$25,822	$(9,636)	$168,071
Interest expense	1	(10,620)	(45,958)	(56,577)
Interest income				7,064
Loss on extinguishment of debt				(1,797)
Income from unconsolidated joint ventures (2)				183
Other gains and (losses), net				(4)
Income before income taxes				$116,940

	For the Six Months Ended June 30, 2025
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$1,013,941	$232,854	$—	$1,246,795
Expenses:
Rooms	93,527			93,527
Food and beverage	274,291			274,291
Other hotel expenses (1)	254,512			254,512
Management fees	36,379			36,379
Employment costs		62,371		62,371
Cost of goods sold		29,918		29,918
Contract services		42,229		42,229
Non-income taxes and insurance		18,127		18,127
Preopening costs		185		185
Other segment expenses (1)		27,501	21,529	49,030
Depreciation and amortization	111,503	18,712	465	130,680
Operating income (loss)	$243,729	$33,811	$(21,994)	$255,546
Interest expense	(28)	(18,407)	(94,382)	(112,817)
Interest income				11,042
Loss on extinguishment of debt				(2,542)
Loss from unconsolidated joint ventures (2)				(29)
Other gains and (losses), net				(304)
Income before income taxes				$150,896

	For the Six Months Ended June 30, 2024
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$980,557	$161,078	$—	$1,141,635
Expenses:
Rooms	89,163			89,163
Food and beverage	260,548			260,548
Other hotel expenses (1)	236,582			236,582
Management fees	39,411			39,411
Employment costs		49,372		49,372
Cost of goods sold		21,931		21,931
Contract services		16,242		16,242
Non-income taxes and insurance		4,725		4,725
Preopening costs		2,491		2,491
Other segment expenses (1)		19,877	21,356	41,233
Gain on sale of assets			(270)	(270)
Depreciation and amortization	100,783	14,506	466	115,755
Operating income (loss)	$254,070	$31,934	$(21,552)	$264,452
Interest expense	(14,614)	(20,821)	(81,585)	(117,020)
Interest income				14,586
Loss on extinguishment of debt				(2,319)
Income from unconsolidated joint ventures (2)				215
Other gains and (losses), net				317
Income before income taxes				$160,231

	June 30,	December 31,
	2025	2024
Total assets:
Hospitality	$4,877,526	$4,081,754
Entertainment	738,501	653,969
Corporate and Other	494,593	481,850
Total assets	$6,110,620	$5,217,573
(1)	Other segment expenses include:
Hospitality segment – administrative employment costs, utilities, property taxes, supplies, advertising, maintenance and consulting expenses
Entertainment segment – advertising, utilities, maintenance and certain overhead expenses
Corporate and other – information technology, human resources, accounting, equity-based compensation and other administrative expenses
(2)	Income (loss) from unconsolidated joint ventures relates to the Entertainment segment.

The following table represents capital expenditures by segment for the periods presented (amounts in thousands):

	Six Months Ended
	June 30,
	2025	2024
Hospitality	$165,056	$134,694
Entertainment	17,028	50,180
Corporate and Other	154	62
Total capital expenditures	$182,238	$184,936

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These may also include statements regarding (i) the future performance of our business, anticipated business levels and our anticipated financial results during future periods; (ii) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) our dividend policy, including the frequency and amount of any dividend we may pay; (v) our strategic goals and potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our ability to borrow available funds under our credit facility; (x) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xi) the effects of inflation, other macroeconomic conditions and increased costs on our business and on our customers, including group customers at our hotels; (xii) risks associated with our acquisition of JW Marriott Desert Ridge; and (xiii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our core holdings include a network of upscale, meetings-focused resorts totaling 11,869 rooms that are managed by Marriott under the Gaylord Hotels and JW Marriott brands. The five Gaylord Hotels resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). The two JW Marriott resorts, which we refer to as the JW Marriott properties, consist of the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”) and, effective June 10, 2025, the JW Marriott Phoenix Desert Ridge Resort & Spa (“JW Marriott Desert Ridge”). Our other hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

Each of our award-winning Gaylord Hotels properties and JW Marriott properties incorporates not only high-quality lodging, but also large-scale meeting, convention and exhibition space, superb food and beverage options and retail and spa facilities within a single self-contained property. Our Gaylord Hotels properties each include at least 400,000 square feet of meeting, convention and exhibit space, and our JW Marriott properties each include at least 240,000 square feet of meeting, convention and exhibit space. As a result, our Gaylord Hotels properties and JW Marriott properties provide a convenient and entertaining environment for convention guests. Our Gaylord Hotels properties and JW Marriott properties focus on the large group meetings market in the United States.

We also own an approximate 70% controlling equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which we report as our Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 99 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a Luke Combs-themed bar, music venue and event space that opened in November 2024; Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”), and as of January 3, 2025, a majority and controlling equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company.

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

Significant 2025 Activities

Significant activities we have undertaken in 2025 include (as well as where you can find more information herein or in the accompanying condensed consolidated financial statements):

●	Purchased JW Marriott Desert Ridge in June 2025 – Note 2, “JW Marriott Desert Ridge Transaction”
●	Issued $625 million in 6.50% senior notes due 2033 – Note 8, “Debt”
●	Offered and issued approximately 3.0 million shares of our common stock – Note 14, “Equity”
●	Successfully defeased the previous Block 21 CMBS loan with incremental borrowings under the existing OEG credit facility – Note 8, “Debt”
●	Continued investment in our existing properties through approximately $182.2 million in capital expenditures – “Liquidity and Capital Resources”
●	Declared approximately $142.4 million in cash distributions – Note 14, “Equity”

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

Existing Hotel Property Design. Our Gaylord Hotels properties and JW Marriott properties focus on the large group meetings and regional leisure transient markets in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. We believe this strategy creates a better experience for both meeting planners and guests and has led to our current Gaylord Hotels properties and JW Marriott properties claiming a place among the leading convention hotels in the country.

Expansion of Hotel Asset Portfolio. Part of our long-term growth strategy includes acquisitions or developments of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We will consider attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are generally interested in highly accessible upper-upscale or luxury assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess significant meeting space or present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We are consistently considering acquisitions that would expand the geographic diversity of our existing asset portfolio. To this end, we purchased JW Marriott Hill Country in June 2023 and JW Marriott Desert Ridge in June 2025.

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

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in six Ole Red locations, purchased Block 21, opened Category 10 in November 2024, and purchased a majority interest in Southern Entertainment in January 2025. Further, in 2022, we completed a strategic transaction to sell a minority interest in OEG to an affiliate of Atairos Group, Inc. and its strategic partner NBCUniversal Media, LLC, who we believe will continue to help us expand the distribution of our OEG brands.

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

Our Operations

Our operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, our JW Marriott properties (including, effective June 10, 2025, JW Marriott Desert Ridge), the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, Southern Entertainment, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three and six months ended June 30, 2025 and 2024, our total revenues were divided among these business segments as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2025	2024	2025	2024
Hospitality	78%	85%	81%	86%
Entertainment	22%	15%	19%	14%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three and six months ended June 30, 2025 and 2024. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended June 30,				Six Months Ended June 30,
	2025	%	2024	%	2025	%	2024	%
REVENUES:
Rooms	$200,900	30.5%	$199,497	32.5%	$390,132	31.3%	$373,130	32.7%
Food and beverage	250,391	38.0%	259,386	42.3%	503,654	40.4%	494,469	43.3%
Other hotel revenue	64,920	9.8%	60,204	9.8%	120,155	9.6%	112,958	9.9%
Entertainment	143,304	21.7%	94,203	15.4%	232,854	18.7%	161,078	14.1%
Total revenues	659,515	100.0%	613,290	100.0%	1,246,795	100.0%	1,141,635	100.0%
OPERATING EXPENSES:
Rooms	47,238	7.2%	45,062	7.3%	93,527	7.5%	89,163	7.8%
Food and beverage	136,152	20.6%	132,369	21.6%	274,291	22.0%	260,548	22.8%
Other hotel expenses	130,588	19.8%	117,769	19.2%	254,512	20.4%	236,582	20.7%
Hotel management fees, net	17,916	2.7%	21,449	3.5%	36,379	2.9%	39,411	3.5%
Entertainment	110,376	16.7%	59,560	9.7%	180,146	14.4%	112,147	9.8%
Corporate	10,759	1.6%	9,402	1.5%	21,529	1.7%	21,356	1.9%
Preopening costs	98	0.0%	1,055	0.2%	185	0.0%	2,491	0.2%
Gain on sale of assets	—	—%	—	—%	—	—%	(270)	(0.0)%
Depreciation and amortization:
Hospitality	57,397	8.7%	50,553	8.2%	111,503	8.9%	100,783	8.8%
Entertainment	9,335	1.4%	7,766	1.3%	18,712	1.5%	14,506	1.3%
Corporate and Other	231	0.0%	234	0.0%	465	0.0%	466	0.0%
Total depreciation and amortization	66,963	10.2%	58,553	9.5%	130,680	10.5%	115,755	10.1%
Total operating expenses	520,090	78.9%	445,219	72.6%	991,249	79.5%	877,183	76.8%
OPERATING INCOME (LOSS):
Hospitality	126,920	24.6%	151,885	29.3%	243,729	24.0%	254,070	25.9%
Entertainment	23,593	16.5%	26,877	28.5%	33,996	14.6%	34,425	21.4%
Corporate and Other	(10,990)	(A)	(9,636)	(A)	(21,994)	(A)	(21,822)	(A)
Preopening costs	(98)	(0.0)%	(1,055)	(0.2)%	(185)	(0.0)%	(2,491)	(0.2)%
Gain on sale of assets	—	—%	—	—%	—	—%	270	0.0%
Total operating income	139,425	21.1%	168,071	27.4%	255,546	20.5%	264,452	23.2%
Interest expense	(58,534)	(A)	(56,577)	(A)	(112,817)	(A)	(117,020)	(A)
Interest income	5,583	(A)	7,064	(A)	11,042	(A)	14,586	(A)
Loss on extinguishment of debt	(2,542)	(A)	(1,797)	(A)	(2,542)	(A)	(2,319)	(A)
Income (loss) from unconsolidated joint ventures	(13)	(A)	183	(A)	(29)	(A)	215	(A)
Other gains and (losses), net	(196)	(A)	(4)	(A)	(304)	(A)	317	(A)
Provision for income taxes	(7,848)	(A)	(12,200)	(A)	(12,007)	(A)	(12,730)	(A)
Net income	75,875	(A)	104,740	(A)	138,889	(A)	147,501	(A)
Net income attributable to noncontrolling interest in Opry Entertainment Group	(2,094)	(A)	(3,270)	(A)	(2,805)	(A)	(2,691)	(A)
Net income attributable to other noncontrolling interests	(2,028)	(A)	(665)	(A)	(1,370)	(A)	(949)	(A)
Net income available to common stockholders	$71,753	(A)	$100,805	(A)	$134,714	(A)	$143,861	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages and per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2025	2024	Change	2025	2024	Change
Total revenues	$659,515	$613,290	7.5%	$1,246,795	$1,141,635	9.2%
Total operating expenses	520,090	445,219	16.8%	991,249	877,183	13.0%
Operating income	139,425	168,071	(17.0)%	255,546	264,452	(3.4)%
Net income	75,875	104,740	(27.6)%	138,889	147,501	(5.8)%
Net income available to common stockholders	71,753	100,805	(28.8)%	134,714	143,861	(6.4)%
Net income available to common stockholders per share - diluted	1.12	1.65	(32.1)%	2.13	2.31	(7.8)%

Total Revenues

The increase in our total revenues for the three months ended June 30, 2025, as compared to the same period in 2024, is primarily attributable to an increase in our Entertainment segment of $49.1 million, driven primarily by the inclusion of Southern Entertainment in the 2025 period, partially offset by a decrease in our Hospitality segment of $2.9 million, as presented in the tables below. The decrease in Hospitality segment revenue in the three months ended June 30, 2025, as compared to the same period in 2024, was partially offset by $5.3 million in revenue at JW Marriott Desert Ridge. The increase in our total revenues for the six months ended June 30, 2025, as compared to the same period in 2024, is primarily attributable to an increase in our Entertainment segment and Hospitality segment of $71.8 million and $33.4 million, respectively, as presented in the tables below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended June 30, 2025, as compared to the same period in 2024, is primarily the result of an increase in our Entertainment segment of $50.8 million, driven primarily by the inclusion of Southern Entertainment in the 2025 period, an increase in our Hospitality segment of $15.2 million, and an increase of $8.4 million in depreciation and amortization expense, as presented in the tables below. The increase in Hospitality segment operating expenses in the three months ended June 30, 2025, as compared to the same period in 2024, includes $6.0 million in operating expenses at JW Marriott Desert Ridge. The increase in our total operating expenses for the six months ended June 30, 2025, as compared to the same period in 2024, is primarily the result of increases in our Entertainment segment and Hospitality segment of $68.0 million and $33.0 million, respectively, and an increase of $14.9 million in depreciation and amortization expense, as presented in the tables below.

In addition, the increase in total operating expenses for the three and six months ended June 30, 2025, as compared to the same period in 2024, is partially attributable to the prior year periods including a reduction in total operating expenses of $9.1 million related to a refund of Tennessee franchise tax for prior years caused by a change in tax law.

Operating Income

The above factors resulted in a decrease of $28.6 million and $8.9 million in operating income for the three and six months ended June 30, 2025, respectively, as compared to the 2024 periods.

Net Income

Our $28.9 million decrease in net income for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to the changes in our revenues and operating expenses reflected above, impacted by the following factors, each as described more fully below:

●	A $4.4 million decrease in provision for income taxes in the 2025 period, as compared to the 2024 period.
●	A $3.4 million increase in interest expense, net, in the 2025 period, as compared to the 2024 period, due to higher outstanding debt balances.

Our $8.6 million decrease in net income for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to the changes in our revenues and operating expenses reflected above.

Factors and Trends Contributing to Performance and Current Environment

Important factors and trends contributing to our performance during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, were:

●	A decrease of 1.6% in total same-store (Hospitality segment excluding JW Marriott Desert Ridge) Hospitality segment revenue in the 2025 period, as compared to the 2024 period, as the Easter holiday shift from March in the previous year to April in the current year negatively impacted group business in the 2025 period.
●	A decrease of 2.5% in same-store outside-the-room spending in our Hospitality segment in the 2025 period, as compared to the 2024 period, primarily as a result of a mix shift in the 2025 period towards increased association group room nights.
●	A decrease of 10.7% in total revenue and Total RevPAR at Gaylord Opryland in the 2025 period, as compared to the 2024 period, primarily as a result of the timing of the Easter holiday and the mix shift towards increased association group room nights. These decreases were exacerbated by the ongoing construction at the property.
●	The addition of JW Marriott Desert Ridge, including $5.3 million in revenues; for our ownership period beginning June 10, 2025, the property averaged $228.50 in RevPAR and $268.11 in Total RevPAR.
●	Increases of 52.1% and 85.3% in Entertainment revenue and Entertainment operating expenses, respectively, in the 2025 period, as compared to the 2024 period, primarily related to Southern Entertainment, which was negatively impacted by several weather-related events. Entertainment segment results benefited from the operation of Category 10, which opened in November 2024.

Important factors and trends contributing to our performance during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, were:

●	An increase in same-store ADR of 2.3% in the 2025 period, as compared to the 2024 period.
●	An increase of 2.1% in same-store outside-the-room spending in our Hospitality segment in the 2025 period, as compared to the 2024 period, primarily as a result of increased food and beverage outlet spending at Gaylord Rockies, JW Marriott Hill Country, Gaylord Palms and Gaylord National, which offsets the decrease in banquet and technology spending in the 2025 period due to the mix shift towards increased association group room nights. In addition, the increase in occupancy at Gaylord Palms during the 2025 period has resulted in additional outside-the-room spending for services such as resort fees and self-parking.
●	Same-store in-the-year-for-the-year cancelled room nights at our hotels increased by approximately thirteen thousand rooms in the 2025 period, as compared to the 2024 period.
●	Increases of 44.6% and 60.6% in Entertainment revenue and Entertainment operating expenses, respectively, in the 2025 period, as compared to the 2024 period, primarily related to Southern Entertainment, which was negatively impacted by several weather-related events. Entertainment segment results benefited from the operation of Category 10, which opened in November 2024, as well as the W Austin, which faced construction-related disruptions in the prior year period.

Other important factors and trends for the three and six months ended, and as of, June 30, 2025 include:

●	A decrease of 16.7% and 11.1% in same-store net definite group room nights booked at our hotels in the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, as ongoing economic policy uncertainty is weighing on near-term meeting planner decision-making, which has impacted lead volumes for the in-the-year-for-the-year period.
●	Same-store group room nights on the books for all future years at our hotels at June 30, 2025 are 3.1% higher than the number on the books at the same point in 2024. In addition, the estimated ADR on those group room nights on the books at June 30, 2025 is 5.3% higher than the same point in 2024.
●	Total operating expenses for the three and six months ended June 30, 2024 were reduced by a $9.1 million refund of Tennessee franchise tax for prior years caused by a change in tax law, which did not recur in 2025. This reduction was comprised of $5.6 million, $3.4 million and $0.1 million in our Hospitality segment, Entertainment segment and Corporate and Other segment, respectively.
●	While Nashville visitation and tourism trends remain robust, new hotel supply has impacted transient occupancy levels and, more recently, room rates. We expect this incremental transient rate risk to continue for the remainder of 2025.
●	Our strong revenues in recent periods have partially mitigated increasing operating costs in the current inflationary environment. In addition, while in recent years we have experienced higher interest rates than in historical periods, interest rates on our debt have decreased in the three and six months ended June 30, 2025, as compared to the same periods in 2024. The current inflationary environment is expected to continue in at least the near future.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2025	2024	Change		2025	2024	Change
Revenues:
Rooms	$200,900	$199,497	0.7%		$390,132	$373,130	4.6%
Food and beverage	250,391	259,386	(3.5)%		503,654	494,469	1.9%
Other hotel revenue	64,920	60,204	7.8%		120,155	112,958	6.4%
Total hospitality revenue	516,211	519,087	(0.6)%		1,013,941	980,557	3.4%
Hospitality operating expenses:
Rooms	47,238	45,062	4.8%		93,527	89,163	4.9%
Food and beverage	136,152	132,369	2.9%		274,291	260,548	5.3%
Other hotel expenses (1)	130,588	117,769	10.9%		254,512	236,582	7.6%
Management fees, net	17,916	21,449	(16.5)%		36,379	39,411	(7.7)%
Depreciation and amortization	57,397	50,553	13.5%		111,503	100,783	10.6%
Total Hospitality operating expenses	389,291	367,202	6.0%		770,212	726,487	6.0%
Hospitality operating income	$126,920	$151,885	(16.4)%		$243,729	$254,070	(4.1)%
Hospitality performance metrics:
Occupancy	73.3%	73.7%	(0.4)	pts	71.5%	70.2%	1.3	pts
ADR	$258.88	$260.76	(0.7)%		$261.53	$255.87	2.2%
RevPAR (2)	$189.77	$192.07	(1.2)%		$187.03	$179.62	4.1%
Total RevPAR (3)	$487.62	$499.76	(2.4)%		$486.10	$472.02	3.0%
Net Definite Group Room Nights Booked	552,682	648,434	(14.8)%		757,876	838,017	(9.6)%
Same-store Hospitality performance metrics (4):
Occupancy	74.0%	73.7%	0.3	pts	71.8%	70.2%	1.6	pts
ADR	$259.19	$260.76	(0.6)%		$261.71	$255.87	2.3%
RevPAR (2)	$191.70	$192.07	(0.2)%		$187.97	$179.62	4.6%
Total RevPAR (3)	$491.84	$499.76	(1.6)%		$488.20	$472.02	3.4%
Net Definite Group Room Nights Booked	539,860	648,434	(16.7)%		745,054	838,017	(11.1)%
(1)	Other hotel expenses for the 2024 periods were reduced by a refund of $5.6 million of Tennessee franchise tax for prior years caused by a change in tax law.
(2)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Room nights available to guests include nights that rooms are out of service. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(3)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights that rooms are out of service. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(4)	Same-store Hospitality segment metrics do not include JW Marriott Desert Ridge, which we purchased on June 10, 2025.

Total Hospitality segment revenues in the three and six months ended June 30, 2025 include $9.5 million and $16.2 million, respectively, in attrition and cancellation fee revenue, a decrease of $0.3 million and $2.1 million, respectively, in attrition and cancellation fee collections from the 2024 periods.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Group	77%	79%	79%	79%
Transient	23%	21%	21%	21%

Other hotel expenses for the three and six months ended June 30, 2025 and 2024 consist of the following (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2025	2024	Change	2025	2024	Change
Administrative employment costs	$49,134	$47,750	2.9%	$97,634	$95,120	2.6%
Utilities	11,974	11,546	3.7%	22,872	22,473	1.8%
Property taxes	12,508	11,580	8.0%	24,562	22,364	9.8%
Other	56,972	46,893	21.5%	109,444	96,625	13.3%
Total other hotel expenses	$130,588	$117,769	10.9%	$254,512	$236,582	7.6%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs and utility costs increased in the three and six months ended June 30, 2025, as compared to the same periods in 2024, primarily due to JW Marriott Desert Ridge. The increase in property taxes during the three and six months ended June 30, 2025, as compared to the 2024 periods, was primarily due to slight increases at several Hospitality segment properties due to recent reappraisals. The increase in other expenses, which include supplies, advertising, maintenance costs and consulting costs, during the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to the 2024 periods including a refund of $5.6 million of Tennessee franchise tax for prior years caused by a change in tax law, which reduced other expenses in the 2024 periods, as well as slight increases of various miscellaneous expenses across the Hospitality segment.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for our Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies is approximately 3% of gross revenues, JW Marriott Hill Country is approximately 3.5% of gross revenues, and JW Marriott Desert Ridge is approximately 3% of gross revenues. Additionally, we pay Marriott an incentive management fee based on the profitability of our hotels. In each of the three months ended June 30, 2025 and 2024, we incurred $12.3 million and in the six months ended June 30, 2025 and 2024, we incurred $23.9 million and $23.0 million, respectively, related to base management fees for our Hospitality segment. In the three months ended June 30, 2025 and 2024, we incurred $6.4 million and $10.0 million, respectively, and in the six months ended June 30, 2025 and 2024, we incurred $14.0 million and $17.9 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 9, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three and six months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase at Gaylord Palms associated with the addition of depreciable assets associated with the property’s rooms and lobby renovation, as well as the increase in depreciable assets associated with JW Marriott Desert Ridge.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and six months ended June 30, 2025 and 2024.

Gaylord Opryland Results. The results of Gaylord Opryland for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2025	2024	Change		2025	2024	Change
Revenues:
Rooms	$48,669	$51,733	(5.9)%		$92,984	$93,678	(0.7)%
Food and beverage	51,469	60,833	(15.4)%		103,267	106,759	(3.3)%
Other hotel revenue	16,327	17,786	(8.2)%		30,392	33,750	(9.9)%
Total revenue	116,465	130,352	(10.7)%		226,643	234,187	(3.2)%
Operating expenses:
Rooms	10,448	10,556	(1.0)%		20,551	20,508	0.2%
Food and beverage	26,976	28,981	(6.9)%		54,889	55,124	(0.4)%
Other hotel expenses (1)	30,346	25,093	20.9%		59,040	54,685	8.0%
Management fees, net	4,976	6,881	(27.7)%		10,286	12,071	(14.8)%
Depreciation and amortization	8,575	8,199	4.6%		16,635	16,332	1.9%
Total operating expenses	81,321	79,710	2.0%		161,401	158,720	1.7%
Operating income	$35,144	$50,642	(30.6)%		$65,242	$75,467	(13.5)%
Performance metrics:
Occupancy	75.2%	75.4%	(0.2)	pts	70.1%	70.2%	(0.1)	pts
ADR	$246.17	$260.98	(5.7)%		$253.72	$253.71	0.0%
RevPAR	$185.19	$196.85	(5.9)%		$177.88	$178.23	(0.2)%
Total RevPAR	$443.16	$496.00	(10.7)%		$433.58	$445.55	(2.7)%
(1)	Other hotel expenses for the 2024 periods were reduced by a refund of $5.4 million of Tennessee franchise tax for prior years caused by a change in tax law.

Gaylord Palms Results. The results of Gaylord Palms for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2025	2024	Change		2025	2024	Change
Revenues:
Rooms	$30,017	$23,016	30.4%		$62,440	$54,266	15.1%
Food and beverage	33,218	37,091	(10.4)%		78,443	82,541	(5.0)%
Other hotel revenue	9,878	8,692	13.6%		20,623	17,455	18.1%
Total revenue	73,113	68,799	6.3%		161,506	154,262	4.7%
Operating expenses:
Rooms	6,825	5,954	14.6%		13,512	12,636	6.9%
Food and beverage	19,431	19,613	(0.9)%		42,617	42,500	0.3%
Other hotel expenses	21,998	20,978	4.9%		45,264	42,758	5.9%
Management fees, net	2,579	2,886	(10.6)%		5,841	6,123	(4.6)%
Depreciation and amortization	8,609	5,889	46.2%		16,819	11,760	43.0%
Total operating expenses	59,442	55,320	7.5%		124,053	115,777	7.1%
Operating income	$13,671	$13,479	1.4%		$37,453	$38,485	(2.7)%
Performance metrics:
Occupancy	78.9%	62.5%	16.4	pts	77.4%	68.5%	8.9	pts
ADR	$243.35	$235.54	3.3%		$259.34	$253.19	2.4%
RevPAR	$192.00	$147.22	30.4%		$200.80	$173.55	15.7%
Total RevPAR	$467.66	$440.07	6.3%		$519.38	$493.36	5.3%

Gaylord Texan Results. The results of Gaylord Texan for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2025	2024	Change		2025	2024	Change
Revenues:
Rooms	$30,095	$32,880	(8.5)%		$60,755	$61,858	(1.8)%
Food and beverage	43,223	42,364	2.0%		89,660	89,908	(0.3)%
Other hotel revenue	9,176	8,653	6.0%		18,456	17,033	8.4%
Total revenue	82,494	83,897	(1.7)%		168,871	168,799	0.0%
Operating expenses:
Rooms	6,153	6,476	(5.0)%		12,768	12,931	(1.3)%
Food and beverage	22,003	21,967	0.2%		45,443	46,066	(1.4)%
Other hotel expenses	20,096	19,169	4.8%		39,521	37,843	4.4%
Management fees, net	3,083	4,227	(27.1)%		6,356	7,978	(20.3)%
Depreciation and amortization	6,157	5,744	7.2%		12,086	11,635	3.9%
Total operating expenses	57,492	57,583	(0.2)%		116,174	116,453	(0.2)%
Operating income	$25,002	$26,314	(5.0)%		$52,697	$52,346	0.7%
Performance metrics:
Occupancy	72.0%	78.8%	(6.8)	pts	72.5%	76.0%	(3.5)	pts
ADR	$253.06	$252.61	0.2%		$255.16	$246.43	3.5%
RevPAR	$182.32	$199.18	(8.5)%		$185.04	$187.36	(1.2)%
Total RevPAR	$499.74	$508.24	(1.7)%		$514.33	$511.28	0.6%

Gaylord National Results. The results of Gaylord National for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2025	2024	Change		2025	2024	Change
Revenues:
Rooms	$32,487	$33,947	(4.3)%		$64,882	$61,588	5.3%
Food and beverage	43,638	47,444	(8.0)%		85,761	82,392	4.1%
Other hotel revenue	7,288	6,978	4.4%		13,599	12,663	7.4%
Total revenue	83,413	88,369	(5.6)%		164,242	156,643	4.9%
Operating expenses:
Rooms	11,005	10,332	6.5%		22,956	21,049	9.1%
Food and beverage	25,373	24,016	5.7%		51,259	46,158	11.1%
Other hotel expenses	21,107	21,346	(1.1)%		44,414	41,664	6.6%
Management fees, net	1,621	1,949	(16.8)%		3,389	3,422	(1.0)%
Depreciation and amortization	8,489	8,405	1.0%		16,932	16,806	0.7%
Total operating expenses	67,595	66,048	2.3%		138,950	129,099	7.6%
Operating income	$15,818	$22,321	(29.1)%		$25,292	$27,544	(8.2)%
Performance metrics:
Occupancy	67.8%	70.8%	(3.0)	pts	70.1%	67.6%	2.5	pts
ADR	$263.97	$263.88	0.0%		$256.29	$250.67	2.2%
RevPAR	$178.85	$186.90	(4.3)%		$179.59	$169.54	5.9%
Total RevPAR	$459.23	$486.52	(5.6)%		$454.62	$431.20	5.4%

Gaylord Rockies Results. The results of Gaylord Rockies for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2025	2024	Change		2025	2024	Change
Revenues:
Rooms	$28,496	$28,035	1.6%		$53,579	$49,383	8.5%
Food and beverage	45,374	41,891	8.3%		84,998	77,705	9.4%
Other hotel revenue	7,852	6,910	13.6%		14,093	13,570	3.9%
Total revenue	81,722	76,836	6.4%		152,670	140,658	8.5%
Operating expenses:
Rooms	6,377	5,922	7.7%		12,053	11,377	5.9%
Food and beverage	24,447	22,559	8.4%		47,797	42,534	12.4%
Other hotel expenses	11,769	10,490	12.2%		21,900	21,138	3.6%
Management fees, net	2,434	2,291	6.2%		4,550	4,197	8.4%
Depreciation and amortization	14,897	14,138	5.4%		29,749	27,979	6.3%
Total operating expenses	59,924	55,400	8.2%		116,049	107,225	8.2%
Operating income	$21,798	$21,436	1.7%		$36,621	$33,433	9.5%
Performance metrics:
Occupancy	80.3%	80.4%	(0.1)	pts	76.3%	72.4%	3.9	pts
ADR	$259.78	$255.44	1.7%		$258.52	$249.55	3.6%
RevPAR	$208.62	$205.25	1.6%		$197.21	$180.77	9.1%
Total RevPAR	$598.29	$562.53	6.4%		$561.94	$514.89	9.1%

JW Marriott Hill Country Results. The results of JW Marriott Hill Country for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2025	2024	Change		2025	2024	Change
Revenues:
Rooms	$23,644	$23,364	1.2%		$43,338	$41,454	4.5%
Food and beverage	30,492	28,550	6.8%		57,833	53,208	8.7%
Other hotel revenue	12,437	10,936	13.7%		20,678	18,129	14.1%
Total revenue	66,573	62,850	5.9%		121,849	112,791	8.0%
Operating expenses:
Rooms	4,153	4,225	(1.7)%		7,959	7,707	3.3%
Food and beverage	15,118	14,296	5.7%		28,676	26,497	8.2%
Other hotel expenses	19,336	18,642	3.7%		36,158	34,274	5.5%
Management fees, net	2,797	2,778	0.7%		5,207	4,873	6.9%
Depreciation and amortization	7,919	7,471	6.0%		15,750	14,868	5.9%
Total operating expenses	49,323	47,412	4.0%		93,750	88,219	6.3%
Operating income	$17,250	$15,438	11.7%		$28,099	$24,572	14.4%
Performance metrics:
Occupancy	75.6%	79.0%	(3.4)	pts	71.8%	71.3%	0.5	pts
ADR	$342.79	$324.18	5.7%		$332.79	$318.83	4.4%
RevPAR	$259.31	$256.23	1.2%		$238.96	$227.31	5.1%
Total RevPAR	$730.11	$689.28	5.9%		$671.85	$618.50	8.6%

JW Marriott Desert Ridge Results. We purchased JW Marriott Desert Ridge on June 10, 2025. The results of JW Marriott Desert Ridge for the period ended June 30, 2025 is as follows (in thousands, except percentages and performance metrics):

Period Ended
June 30, 2025
Revenues:
Rooms	$1,791
Food and beverage	1,846
Other hotel revenue	1,712
Total revenue	5,349
Operating expenses:
Rooms	652
Food and beverage	1,866
Other hotel expenses	3,447
Management fees, net	24
Depreciation and amortization	1,943
Total operating expenses	7,932
Operating loss	$(2,583)
Performance metrics:
Occupancy	39.3%
ADR	$228.50
RevPAR	$89.76
Total RevPAR	$268.11

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2025	2024	Change	2025	2024	Change
Revenues	$143,304	$94,203	52.1%	$232,854	$161,078	44.6%
Operating expenses (1)	(110,376)	(59,560)	85.3%	(180,146)	(112,147)	60.6%
Preopening costs	(98)	(1,055)	(90.7)%	(185)	(2,491)	(92.6)%
Depreciation and amortization	(9,335)	(7,766)	20.2%	(18,712)	(14,506)	29.0%
Operating income	$23,495	$25,822	(9.0)%	$33,811	$31,934	5.9%
(1)	Operating expenses for the 2024 periods were reduced by a refund of $3.4 million of Tennessee franchise tax for prior years caused by a change in tax law.

Revenues increased in our Entertainment segment in the three and six months ended June 30, 2025, as compared to the prior year periods, primarily related to Southern Entertainment, which we purchased in January 2025, Category 10, which opened in November 2024, and the W Austin, which faced construction-related disruptions in the prior year periods.

Entertainment segment operating expenses increased in the 2025 periods, as compared to the 2024 periods, primarily related to Southern Entertainment and the operations of Category 10, as well as a refund of Tennessee franchise tax for prior years caused by a change in tax law, which reduced operating expenses in the 2024 periods.

Depreciation and amortization increased in the 2025 periods, as compared to the 2024 periods, primarily associated with the increase in depreciable assets associated with Category 10 and Southern Entertainment, as well as increased depreciation and amortization related to Block 21 attributable to construction enhancements completed at the property in 2024 and the first half of 2025.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2025	2024	Change	2025	2024	Change
Operating expenses	$10,759	$9,402	14.4%	$21,529	$21,356	0.8%
Gain on sale of assets	—	—	—	—	(270)	100.0%
Depreciation and amortization	231	234	(1.3)%	465	466	(0.2)%
Operating loss	$(10,990)	$(9,636)	(14.1)%	$(21,994)	$(21,552)	(2.1)%

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses increased in the three and six months ended June 30, 2025, as compared to the prior year periods, primarily as a result of increased employment expenses.

Operating Results – Preopening Costs

Preopening costs during the six months ended June 30, 2024 primarily include costs associated with Category 10, which opened in November 2024.

Operating Results – Gain on Sale of Assets

Gain on sale of assets during the six months ended June 30, 2024 includes the sale of miscellaneous corporate assets.

Non-Operating Results Affecting Net Income

The following table summarizes the other factors which affected our net income for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2025	2024	Change	2025	2024	Change
Interest expense	$(58,534)	$(56,577)	(3.5)%	$(112,817)	$(117,020)	3.6%
Interest income	5,583	7,064	(21.0)%	11,042	14,586	(24.3)%
Loss on extinguishment of debt	(2,542)	(1,797)	(41.5)%	(2,542)	(2,319)	(9.6)%
Income (loss) from unconsolidated joint ventures	(13)	183	(107.1)%	(29)	215	(113.5)%
Other gains and (losses), net	(196)	(4)	(4,800.0)%	(304)	317	(195.9)%
Provision for income taxes	(7,848)	(12,200)	35.7%	(12,007)	(12,730)	5.7%

Interest Expense

The following presents interest expense associated with our outstanding borrowings, including the impact of interest rate swaps, for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2025	2024	Change	2025	2024	Change
RHP Revolving Credit Facility	$1,049	$1,006	4.3%	$2,068	$1,999	3.5%
RHP Term Loan B	5,004	5,970	(16.2)%	9,964	16,249	(38.7)%
RHP Senior Notes	43,096	39,894	8.0%	83,042	63,935	29.9%
Gaylord Rockies Term Loan	—	—	—%	—	15,495	(100.0)%
OEG Revolver	359	602	(40.4)%	901	1,120	(19.6)%
OEG Term Loan	8,484	8,284	2.4%	15,014	16,631	(9.7)%
Block 21 CMBS Loan	617	2,100	(70.6)%	2,683	4,211	(36.3)%
Other (1)	(75)	(1,279)	94.1%	(855)	(2,620)	67.4%
Total interest expense	$58,534	$56,577	3.5%	$112,817	$117,020	(3.6)%
(1)	Other includes capitalized interest, as well as other miscellaneous items.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 6.5% and 6.7% for the three months ended June 30, 2025 and 2024, respectively, and 6.5% and 7.0% for the six months ended June 30, 2025 and 2024, respectively.

Interest Income

Interest income for the three and six months ended June 30, 2025 and 2024 primarily includes amounts earned on our cash balances, as well as the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 7, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

As a result of the April 2025 incremental borrowings under the OEG credit agreement and the defeasance of the Block 21 CMBS loan, we recognized a loss on extinguishment of debt of $2.5 million in the three and six months ended June 30, 2025.

As a result of the June 2024 refinancing of the OEG credit agreement, the April 2024 repricing of the RHP term loan B, and the March 2024 repayment of the previous Gaylord Rockies $800 million term loan, we recognized a loss on extinguishment of debt of $1.8 million and $2.3 million in the three and six months ended June 30, 2024, respectively.

Other Gains and (Losses), net

Other gains and (losses), net for the three and six months ended June 30, 2025 and 2024 represents various miscellaneous items.

Provision for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended June 30, 2025 and 2024, we recorded an income tax provision of $7.8 million and $12.2 million, respectively, and for the six months ended June 30, 2025 and 2024, we recorded an income tax provision of

$12.0 million and $12.7 million, respectively, related to our TRSs. The change in the income tax provision for the 2025 periods, as compared to the 2024 periods, relates to changes in income at our TRSs.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. We are currently evaluating the potential tax implications of the OBBBA, but based on our preliminary assessment, we do not expect the legislation to have a material impact on our financial statements.

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

The following is a reconciliation of our consolidated GAAP net income to EBITDAre, Adjusted EBITDAre, and Adjusted EBITDAre, Excluding Noncontrolling Interest for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$75,875	$104,740	$138,889	$147,501
Interest expense, net	52,951	49,513	101,775	102,434
Provision for income taxes	7,848	12,200	12,007	12,730
Depreciation and amortization	66,963	58,553	130,680	115,755
Gain on sale of assets	—	—	—	(270)
Pro rata EBITDAre from unconsolidated joint ventures	1	2	2	4
EBITDAre	203,638	225,008	383,353	378,154
Preopening costs	98	1,055	185	2,491
Non-cash lease expense	945	933	1,834	1,858
Equity-based compensation expense	3,495	3,383	7,117	7,245
Interest income on Gaylord National bonds	1,113	1,195	2,227	2,390
Loss on extinguishment of debt	2,542	1,797	2,542	2,319
Transaction costs of acquisitions	25	—	100	—
Pro rata adjusted EBITDAre from unconsolidated joint ventures	—	(176)	—	(197)
Adjusted EBITDAre	211,856	233,195	397,358	394,260
Adjusted EBITDAre of noncontrolling interest	(11,295)	(10,722)	(16,921)	(15,384)
Adjusted EBITDAre, excluding noncontrolling interest	$200,561	$222,473	$380,437	$378,876

The following is a reconciliation of our consolidated GAAP net income to FFO and Adjusted FFO for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income available to common stockholders	$71,753	$100,805	$134,714	$143,861
Noncontrolling interest in OP Units	1,532	665	874	949
Net income available to common stockholders and unit holders	73,285	101,470	135,588	144,810
Depreciation and amortization	66,906	58,506	130,582	115,660
Adjustments for noncontrolling interest	(3,046)	(2,331)	(6,123)	(4,352)
Pro rata adjustments from joint ventures	—	2	—	2
FFO available to common stockholders and unit holders	137,145	157,647	260,047	256,120
Right-of-use asset amortization	57	47	98	95
Non-cash lease expense	945	933	1,834	1,858
Pro rata adjustments from joint ventures	—	(176)	—	(197)
Gain on other assets	—	—	—	(270)
Amortization of deferred financing costs	2,900	2,627	5,607	5,348
Amortization of debt discounts and premiums	430	658	988	1,307
Loss on extinguishment of debt	2,542	1,797	2,542	2,319
Adjustments for noncontrolling interest	(1,736)	(1,253)	(2,018)	(1,118)
Transaction costs of acquisitions	25	—	100	—
Deferred tax provision	6,537	11,152	9,470	10,664
Adjusted FFO available to common stockholders and unit holders	$148,845	$173,432	$278,668	$276,126

Liquidity and Capital Resources

Cash Flows Provided By Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the six months ended June 30, 2025, our net cash flows provided by operating activities were $220.7 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $291.8 million, partially offset by unfavorable changes in working capital of $71.1 million. The unfavorable changes in working capital primarily resulted from an increase in accounts receivable due to a seasonal increase in group business at our hotel properties and a decrease in accounts payable and accrued liabilities primarily related to the timing of general payables and the payment of accrued compensation and property taxes. These unfavorable changes in working capital were partially offset by an increase in advanced ticket purchases at our OEG venues.

During the six months ended June 30, 2024, our net cash flows provided by operating activities were $191.8 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $286.3 million, partially offset by unfavorable changes in working capital of $94.5 million. The unfavorable changes in working capital primarily resulted from a decrease in accounts payable and accrued liabilities primarily related to compensation, property tax accruals and the payment of liabilities associated with our seasonal holiday programs and an increase in accounts receivable due to a seasonal increase in group business at our hotel properties.

Cash Flows Used In Investing Activities. During the six months ended June 30, 2025, our primary uses of funds for investing activities were the use of $862.0 million to purchase JW Marriott Desert Ridge and purchases of property and equipment, which totaled $182.2 million. Purchases of property and equipment consisted primarily of projects at Gaylord Opryland, including a meeting space expansion, the renovation of an existing ballroom and pre-function space, and the development of a sports bar, pavilion and event lawn; the preparation for a rooms renovation at Gaylord Texan; and ongoing maintenance capital expenditures for each of our existing properties.

During the six months ended June 30, 2024, our primary use of funds for investing activities were purchases of property and equipment, which totaled $184.9 million, and consisted primarily of enhancements at Gaylord Rockies to construct a new events pavilion, enhance the grand lodge and reposition its food and beverage outlets; a rooms renovation at the W Austin and common area enhancements at Block 21; the conversion of the Wildhorse Saloon to Category 10; the completion of Ole Red Las Vegas; a rooms renovation at Gaylord Palms; and ongoing maintenance capital expenditures for each of our existing properties.

Cash Flows Provided By (Used In) Financing Activities. Our cash flows from financing activities primarily reflect the incurrence and repayment of long-term debt and the payment of cash distributions. During the six months ended June 30, 2025, our net cash flows provided by financing activities were $716.6 million, primarily reflecting the issuance of $625.0 million in senior notes and $275.5 million in net proceeds from the issuance of approximately 3.0 million shares of our common stock, partially offset by the payment of $139.7 million in cash distributions, the repayment of $21.0 million under the OEG revolving credit facility, and the payment of $12.6 million in deferred financing costs.

During the six months ended June 30, 2024, our net cash flows used in financing activities were $157.1 million, primarily reflecting the issuance of $1 billion in senior notes, offset by the prepayment of the Gaylord Rockies $800.0 million term loan, the repayment of $202.0 million under our term loan B, the payment of $133.4 million in cash dividends, and the payment of $23.1 million in deferred financing costs.

Liquidity

At June 30, 2025, we had $420.6 million in unrestricted cash and $780.0 million available for borrowing in the aggregate under our revolving credit facility and the OEG revolving credit facility. During the six months ended June 30, 2025, we issued $625 million in new senior notes, received $275.5 million from the issuance of approximately 3.0 million shares of our common stock, used $862.0 million in net cash to purchase JW Marriott Desert Ridge, incurred capital expenditures of $182.2 million and paid $139.7 million in cash distributions. These changes, partially offset by the cash flows provided by operations discussed above, were the primary factors in the decrease in our cash balance from December 31, 2024 to June 30, 2025.

We anticipate investing in our operations during the remainder of 2025 by spending between approximately $165 million and $265 million in capital expenditures, which includes projects at Gaylord Opryland for the renovation of a ballroom and pre-function space, the development of a sports bar, pavilion and event lawn, and a meeting space expansion; a rooms renovation at Gaylord Texan; and ongoing maintenance capital for each of our current facilities. At this time, the scope of our multiyear capital program remains unchanged; however, the discrete nature of the projects in the pipeline allows us to take a flexible approach to evolving macroeconomic conditions. Further, our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually. Future dividends are subject to our board of directors’ future determinations as to amount and timing. We currently have no debt maturities until May 2027. We believe we will be able to refinance our debt agreements prior to their maturities.

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

Our outstanding principal debt agreements are described below. At June 30, 2025, there were no defaults under the covenants related to our outstanding debt.

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

Each of the Revolver and the Term Loan B is guaranteed by us, each of our subsidiaries that own the Gaylord Hotels properties, the JW Marriott properties and certain of our other subsidiaries. Each of the Revolver and the Term Loan B is secured by equity pledges of our subsidiaries that are the fee owners of Gaylord Opryland and Gaylord Texan, their respective direct and indirect parent entities, and the equity of Ryman Hotel Operations Holdco, LLC, a wholly owned indirect subsidiary of the Company. Assets and equity of OEG are not subject to the liens of the Credit Agreement.

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

At June 30, 2025, no amounts were outstanding under the Revolver, and there was $700.0 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $1 billion in aggregate principal amount of senior notes due 2032 (the “$1 Billion 6.50% Senior Notes”), our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), our $625 million in aggregate principal amount of senior notes due 2033 (the “$625 Million 6.50% Senior Notes”), our $600 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”) and our $400 million in aggregate principal amount of senior notes due 2028 (the “$400 Million 7.25% Senior Notes”), which we met at June 30, 2025).

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

On December 19, 2024, we entered into an additional Incremental Tranche B Term Loan Agreement (the “Second Incremental Agreement”), which supplemented the Credit Agreement. The Second Incremental Agreement reduces the applicable interest rate margins for the loans advanced under the refinanced Term Loan B. The applicable interest rate margins for the refinanced Term Loan B under the Second Incremental Agreement are (i) 2.00% for SOFR Loans (as defined in the Credit Agreement) and (ii) 1.00% for base rate loans. Further, the Second Incremental Agreement provides for the applicable interest rate margins to be further reduced by an additional 0.25% upon our meeting certain criteria as set forth in the Second Incremental Agreement.

At June 30, 2025, the interest rate on the Term Loan B was Term SOFR plus 2.00%. Neither the First Incremental Agreement nor the Second Incremental Agreement changed the maturity dates under the Credit Agreement or resulted in any increase in principal indebtedness. In addition, the Second Incremental Agreement confirmed that the annual amortization under the Term Loan B is 1% of the refinanced $293.5 million outstanding principal amount, with the balance due at maturity. At June 30, 2025, $291.3 million in borrowings were outstanding under the Term Loan B.

For purposes of the Term Loan B, each of Term SOFR and Daily Simple SOFR are subject to a floor of 0.00%.

$1 Billion 6.50% Senior Notes. On March 28, 2024, the Operating Partnership and Finco (collectively, the “issuing subsidiaries”) completed the private placement of $1.0 billion in aggregate principal amount of 6.50% senior notes due 2032, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $1 Billion 6.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $1 Billion 6.50% Senior Notes have a maturity date of April 1, 2032 and bear interest at 6.50% per annum, payable semi-annually in cash in arrears on April 1 and October 1 each year, beginning October 1, 2024. The $1 Billion 6.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $700 Million 4.75% Senior Notes, the $625 Million 6.50% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $1 Billion 6.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $1 Billion 6.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $1 Billion 6.50% Senior Notes.

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

$700 Million 4.75% Senior Notes. In September 2019, the Operating Partnership and Finco completed the private placement of $500.0 million in aggregate principal amount of senior notes due 2027, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $500 Million 4.75% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank Trust Company, National Association as trustee. The $500 Million 4.75% Senior Notes have a maturity date of October 15, 2027 and bear interest at 4.75% per annum, payable semi-annually in cash in arrears on April 15 and October 15 each year. The $500 Million 4.75% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $625 Million 6.50% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $500 Million 4.75% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $500 Million 4.75% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $500 Million 4.75% Senior Notes.

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

$625 Million 6.50% Senior Notes. On June 4, 2025, the Operating Partnership and Finco completed the private placement of $625.0 million in aggregate principal amount of 6.50% senior notes due 2033, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $625 Million 6.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $625 Million 6.50% Senior Notes have a maturity date of June 15, 2033 and bear interest at 6.50% per annum, payable semi-annually in cash in arrears on June 15 and December 15 each year, beginning on December 15, 2025. The $625 Million 6.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $625 Million 6.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $625 Million 6.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $625 Million 6.50% Senior Notes.

The net proceeds from the issuance of the $625 Million 6.50% Senior Notes totaled approximately $614 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used these net proceeds to fund a portion of the purchase price for JW Marriott Desert Ridge.

The $625 Million 6.50% Senior Notes are redeemable before June 15, 2028, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $625 Million 6.50% Senior Notes will be redeemable, in whole or in part, at any time on or after June 15, 2028 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.250%, 101.625%, and 100.000% beginning on June 15 of 2028, 2029, and 2030, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

$600 Million 4.50% Senior Notes. In February 2021, the Operating Partnership and Finco completed the private placement of $600.0 million in aggregate principal amount of 4.50% senior notes due 2029, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $600 Million 4.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank Trust Company, National Association as trustee. The $600 Million 4.50% Senior Notes have a maturity date of February 15, 2029 and bear interest at 4.50% per annum, payable semi-annually in cash in arrears on February 15 and August 15 each year. The $600 Million 4.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes, the $625 Million 6.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $600 Million 4.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $600 Million 4.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $600 Million 4.50% Senior Notes.

The $600 Million 4.50% Senior Notes are currently redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is currently 101.500% and will be 100.750%, and 100.000% beginning on February 15 of 2026, and 2027, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

$400 Million 7.25% Senior Notes. On June 22, 2023, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of 7.25% senior notes due 2028, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $400 Million 7.25% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association as trustee. The $400 Million 7.25% Senior Notes have a maturity date of July 15, 2028 and bear interest at 7.25% per annum, payable semi-annually in cash in arrears on January 15 and July 15 each year. The $400 Million 7.25% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes, the $625 Million 6.50% Senior Notes and the $600 Million 4.50% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 7.25% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 7.25% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 7.25% Senior Notes.

The $400 Million 7.25% Senior Notes are currently redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is currently 103.625% and will be 101.813% and 100.000% beginning on July 15 of 2026, and 2027, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

Each of the indentures governing the $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes, the $625 Million 6.50% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes contain certain covenants which, among other things and subject to certain exceptions and qualifications, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. In addition, if the Company experiences specific kinds of changes of control, the Company must offer to repurchase some or all of the senior notes at 101% of their principal amount, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

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

On April 28, 2025, OEG Borrower and OEG Finance entered into a Second Amendment, which amended the 2024 OEG Credit Agreement (as amended, the “OEG Credit Agreement”) in which OEG Borrower obtained an incremental term loan in an aggregate principal amount equal to $130.0 million (the “Incremental OEG Loan”) on the same terms as the 2024 OEG Term Loan. The net proceeds of the Incremental OEG Loan, together with cash on hand, were used to defease the Block 21 CMBS Loan (as defined below) in full, which releases the borrower thereunder from the $127.9 million amount outstanding under the Block 21 CMBS Loan. As amended by the Second Amendment, the OEG Credit Agreement provides for (i) a senior secured term loan facility in an aggregate principal amount equal to $428.5 million (the “OEG Term Loan”) and (ii) the OEG Revolver. The Incremental OEG Loan did not change any applicable interest rates or maturity dates of any indebtedness under the 2024 OEG Credit Agreement. In addition, the terms of the Incremental OEG Loan confirm that the annual amortization under the 2024 OEG Term Loan is approximately 1% of the refinanced $428.5 million outstanding principal amount, with the balance due at maturity.

At June 30, 2025, $427.4 million was outstanding under the OEG Term Loan, and there were no amounts outstanding under the OEG Revolver.

The OEG Term Loan and the OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the OEG Credit Agreement: (a) the Alternate Base Rate plus 2.50% or (b) Adjusted Term SOFR plus 3.50% (all as more specifically described in the OEG Credit Agreement). In November 2022, OEG entered into an interest rate swap to fix the SOFR portion of the interest rate on $100.0 million of borrowings at 4.533% through December 2025. Borrowings under the OEG Revolver bear interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the OEG Credit Agreement: (a) the Alternate Base Rate plus the Applicable Rate (as defined in the OEG Credit Agreement) or (b) Adjusted Term SOFR plus the Applicable Rate. Under the OEG Credit Agreement, (i) the Applicable Rate for Alternative Base Rate loans will be between 2.75% and 2.25% and (ii) the Applicable Rate for Adjusted Term SOFR loans will be between 3.75% and 3.25%, in each of (i) and (ii) based upon the First Lien Leverage Ratio of OEG Finance and its consolidated subsidiaries (as more specifically described in the OEG Credit Agreement). The Applicable Rate for borrowings under the OEG Revolver as of June 30, 2025 is 2.25% for Alternative Base Rate Loans and 3.25% for Adjusted Term SOFR loans. The Applicable Rate for borrowings under the OEG Term Loan as of June 30, 2025 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans.

The OEG Term Loan matures on June 28, 2031 and the OEG Revolver matures on June 28, 2029.

Block 21 CMBS Loan. In connection with the purchase of Block 21 in May 2022, a subsidiary of the Company assumed the $136 million, ten-year, non-recourse term loan secured by a mortgage on Block 21 (the “Block 21 CMBS Loan”). The proceeds of the Incremental OEG Loan described above were used to defease the Block 21 CMBS Loan in full in April 2025.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at June 30, 2025 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2029 are $949.3 million. These estimated obligations are $123.4 million for the remainder of 2025, $246.5 million in 2026, $239.0 million in 2027, $198.9 million in 2028, and $141.6 million in 2029. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the interest we paid during 2024, 2023 and 2022.

Inflation

Inflation has had a more meaningful impact on our business during recent periods than in historical periods. However, favorable ADR and outside-the-room spend in our Hospitality segment and business levels in our Entertainment segment in recent periods have reduced the impact of increased operating costs on our financial position and results of operations.

Additionally, increased interest rates have driven higher interest expense on our debt than in historical periods, although interest rates on our debt have decreased in the 2025 period, as compared to the 2024 period. In an effort to mitigate the impact of increased interest rates, at June 30, 2025, 85% of our outstanding debt is fixed-rate debt, after considering the impact of interest rate swaps.

A prolonged inflationary environment could adversely affect our operating costs, customer spending and bookings, and our financial results.

Supplemental Guarantor Financial Information

The Company’s $1 Billion 6.50% Senior Notes, $700 Million 4.75% Senior Notes, $625 Million 6.50% Senior Notes, $600 Million 4.50% Senior Notes and $400 Million 7.25% Senior Notes were each issued by the Operating Partnership and Finco (collectively, the “Issuers”), and are guaranteed on a senior unsecured basis by the Company (as the parent company), each of the Operating Partnership’s subsidiaries that own the Gaylord Hotels properties, the JW Marriott properties and certain other of the Company’s subsidiaries, each of which also guarantees the Credit Agreement, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The Guarantors are 100% owned by the Operating Partnership or the Company, and the guarantees are full and unconditional and joint and several. The guarantees rank equally in right of payment with each Guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such Guarantor. Not all of the Company’s subsidiaries have guaranteed these senior notes, and the guarantees are structurally subordinated to all indebtedness and other obligations of such subsidiaries that have not guaranteed these senior notes.

The following tables present summarized financial information for the Issuers and the Guarantors on a combined basis. The intercompany balances and transactions between these parties, as well as any investments in or equity in earnings from non-guarantor subsidiaries, have been eliminated (amounts in thousands).

June 30,
2025
Other assets	$4,011,098
Total assets	$4,011,098

Net payables due to non-guarantor subsidiaries	$243,686
Other liabilities	3,842,065
Total liabilities	$4,085,751
Total noncontrolling interest	$5,249

Six Months Ended
June 30, 2025
Revenues from non-guarantor subsidiaries	$296,901
Operating expenses (excluding expenses to non-guarantor subsidiaries)	87,723
Expenses to non-guarantor subsidiaries	12,516
Operating income	196,662
Interest income from non-guarantor subsidiaries	1,232
Net income	108,315
Net income available to common stockholders	104,140

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP. Certain of our accounting policies, including those related to impairment of long-lived and other assets, credit losses on financial assets, income taxes, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no newly identified critical accounting policies in the first six months of 2025, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

On June 10, 2025, we acquired JW Marriott Desert Ridge. We are currently in the process of assessing JW Marriott Desert Ridge’s internal control over financial reporting and integrating the entity’s internal control over financial reporting with our existing internal control over financial reporting. As permitted by SEC regulations, we intend to exclude JW Marriott Desert Ridge from our assessment of internal control over financial reporting as of December 31, 2025.

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

Our financial and operating results may suffer if we are unsuccessful in integrating JW Marriott Desert Ridge with our existing assets.

If we are unable to successfully integrate JW Marriott Desert Ridge with our other assets in an efficient and effective manner, the anticipated benefits of the JW Marriott Desert Ridge transaction may not be fully realized, or at all, or may take longer to realize than expected and may not meet estimated growth projections or expectations. Further, we may not achieve the projected efficiencies and synergies once we have fully integrated JW Marriott Desert Ridge into our operations, which may lead to additional costs not anticipated at the time of the JW Marriott Desert Ridge transaction. An inability to realize the full extent of the anticipated benefits of the JW Marriott Desert Ridge transaction or any delays encountered in the integration process could have an adverse effect on our results of operations, cash flows and financial position.

Integrating JW Marriott Desert Ridge may be more difficult, costly or time consuming than expected.

The integrations of JW Marriott Desert Ridge with our other assets will require the dedication of significant management resources, which may distract management’s attention from day-to-day business operations. Phoenix, Arizona is a new market for us, and our relative unfamiliarity with the market may result in our having to devote additional time and expense to gain familiarity with the market and effectively manage this asset. Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in revenues and diversion of management’s time and energy from ongoing business concerns, which could materially affect our results of operations, cash flows and financial position.

Each of our Gaylord Hotels properties and JW Marriott properties operate under a brand owned by Marriott; therefore, we are subject to risks associated with concentrating our hotel portfolio in brands owned by Marriott.

Each of our hotel properties are managed by Marriott under Marriott-owned brands. As a result, our success is dependent in part on the continued success of Marriott and, in particular, the Gaylord Hotels and JW Marriott brands. Consequently, if market recognition or the positive perception of Marriott is reduced or compromised, the goodwill associated with the Gaylord Hotels properties and JW Marriott properties in our portfolio may be adversely affected, which could negatively impact our results of operations, cash flows, financial position and our ability to service debt and make distributions to our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
4.1

Indenture, dated as of June 4, 2025, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., as a guarantor, each of the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 4, 2025).

4.2	Form of 6.500% Senior Note due 2033 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 4, 2025).
10.1†

Agreement of Purchase and Sale, dated as of May 19, 2025, by and between DRPhoenix Hotel Owner LLC, as Seller, and RHP Property AR, LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 19, 2025).

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
101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Equity and Noncontrolling Interest (unaudited) for the three and six months ended June 30, 2025 and 2024, and (v) Notes To Condensed Consolidated Financial Statements (unaudited).

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: August 5, 2025	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Executive Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer