Form 10-Q
period 2025-09-30
Ryman Hospitality Properties, Inc.
filed 2025-11-04
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2025
Common Stock, par value $.01	63,004,074 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2025	2024
ASSETS:
Property and equipment, net	$4,932,998	$4,124,382
Cash and cash equivalents - unrestricted	483,330	477,694
Cash and cash equivalents - restricted	33,225	98,534
Notes receivable, net	52,425	57,801
Trade receivables, net	111,147	94,184
Deferred income tax assets, net	65,019	70,511
Prepaid expenses and other assets	227,733	178,091
Intangible assets and goodwill, net	290,768	116,376
Total assets	$6,196,645	$5,217,573

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$3,976,019	$3,378,396
Accounts payable and accrued liabilities	540,790	466,571
Distributions payable	75,045	71,444
Deferred management rights proceeds	164,203	164,658
Operating lease liabilities	157,912	135,117
Other liabilities	72,546	66,805
Total liabilities	4,986,515	4,282,991
Commitments and contingencies
Noncontrolling interest in Opry Entertainment Group	411,989	381,945
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 63,000 and 59,903 shares issued and outstanding, respectively	630	599
Additional paid-in capital	1,728,384	1,475,211
Treasury stock of 721 and 696 shares, at cost	(25,959)	(23,526)
Distributions in excess of retained earnings	(931,495)	(888,132)
Accumulated other comprehensive loss	(13,067)	(15,172)
Total stockholders' equity	758,493	548,980
Noncontrolling interests	39,648	3,657
Total equity	798,141	552,637
Total liabilities and equity	$6,196,645	$5,217,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Rooms	$195,227	$184,154	$585,359	$557,284
Food and beverage	233,674	224,835	737,328	719,304
Other hotel revenue	71,968	58,054	192,123	171,012
Entertainment	91,589	82,915	324,443	243,993
Total revenues	592,458	549,958	1,839,253	1,691,593

Operating expenses:
Rooms	48,668	45,129	142,195	134,292
Food and beverage	139,961	127,040	414,252	387,588
Other hotel expenses	144,882	123,716	399,394	360,298
Management fees, net	16,551	16,889	52,930	56,300
Total hotel operating expenses	350,062	312,774	1,008,771	938,478
Entertainment	67,935	61,659	248,081	173,806
Corporate	10,062	9,724	31,591	31,080
Preopening costs	1,289	870	1,474	3,361
(Gain) loss on sale of assets	1,296	—	1,296	(270)
Depreciation and amortization	73,202	59,051	203,882	174,806
Total operating expenses	503,846	444,078	1,495,095	1,321,261

Operating income	88,612	105,880	344,158	370,332
Interest expense	(64,873)	(54,546)	(177,690)	(171,566)
Interest income	4,836	7,219	15,878	21,805
Loss on extinguishment of debt	(380)	—	(2,922)	(2,319)
Income (loss) from unconsolidated joint ventures	(37)	9	(66)	224
Other gains and (losses), net	2,168	2,758	1,864	3,075
Income before income taxes	30,326	61,320	181,222	221,551
(Provision) benefit for income taxes	3,633	(922)	(8,374)	(13,652)
Net income	33,959	60,398	172,848	207,899

Net income attributable to noncontrolling interest in Opry Entertainment Group	(987)	(997)	(3,792)	(3,688)
Net (income) loss attributable to other noncontrolling interests	1,914	(390)	544	(1,339)
Net income available to common stockholders	$34,886	$59,011	$169,600	$202,872

Basic income per share available to common stockholders	$0.55	$0.99	$2.76	$3.39
Diluted income per share available to common stockholders	$0.53	$0.94	$2.65	$3.25

Comprehensive income, net of taxes	$36,047	$62,047	$174,953	$211,067
Comprehensive income, net of taxes, attributable to noncontrolling interest in Opry Entertainment Group	(1,187)	(625)	(4,053)	(3,647)
Comprehensive (income) loss, net of taxes, attributable to other noncontrolling interests	1,901	(407)	531	(1,366)
Comprehensive income, net of taxes, available to common stockholders	$36,761	$61,015	$171,431	$206,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$172,848	$207,899
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision for deferred income taxes	5,079	10,715
Depreciation and amortization	203,882	174,806
Amortization of deferred financing costs	8,762	7,995
(Income) loss from unconsolidated joint ventures	66	(224)
Equity-based compensation expense	10,777	10,724
Changes in:
Trade receivables	(3,083)	2,727
Accounts payable and accrued liabilities	36,242	20,102
Other assets and liabilities	(8,611)	(24,864)
Net cash flows provided by operating activities	425,962	409,880

Cash Flows from Investing Activities:
Purchases of property and equipment	(252,103)	(317,323)
Collection of notes receivable	4,385	4,060
Purchase of JW Marriott Desert Ridge, net of cash acquired	(861,958)	—
Other investing activities, net	(18,121)	(161)
Net cash flows used in investing activities	(1,127,797)	(313,424)

Cash Flows from Financing Activities:
Borrowings under term loan B	—	18,861
Repayments under term loan B	(2,201)	(221,586)
Borrowings under OEG revolving credit facility	5,000	43,000
Repayments under OEG revolving credit facility	(26,000)	(32,000)
Borrowings under OEG term loan	128,128	299,250
Repayments under OEG term loan	(2,903)	(296,250)
Repayments under Block 21 CMBS loan	(128,967)	(2,153)
Repayments under Gaylord Rockies term loan	—	(800,000)
Issuance of senior notes	625,000	1,000,000
Deferred financing costs paid	(13,064)	(23,134)
Issuance of common stock, net	275,532	—
Payment of distributions	(212,641)	(199,759)
Payment of tax withholdings for share-based compensation	(5,537)	(12,131)
Other financing activities, net	(185)	(64)
Net cash flows provided by (used in) financing activities	642,162	(225,966)

Net change in cash, cash equivalents, and restricted cash	(59,673)	(129,510)
Cash, cash equivalents, and restricted cash, beginning of period	576,228	700,441
Cash, cash equivalents, and restricted cash, end of period	$516,555	$570,931

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$483,330	$534,931
Cash and cash equivalents - restricted	33,225	36,000
Cash, cash equivalents, and restricted cash, end of period	$516,555	$570,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated
		Additional		in Excess of	Other	Total			Noncontrolling
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Noncontrolling	Total	Interest
	Stock	Capital	Stock	Earnings	Loss	Equity	Interests	Equity	in OEG
BALANCE, December 31, 2024	$599	$1,475,211	$(23,526)	$(888,132)	$(15,172)	$548,980	$3,657	$552,637	$381,945
Net income (loss)	—	—	—	62,961	—	62,961	(658)	62,303	711
Other comprehensive loss, net of income taxes	—	—	—	—	(88)	(88)	—	(88)	—
Adjustment of noncontrolling interest to redemption value	—	(8,960)	—	—	—	(8,960)	—	(8,960)	8,960
Purchase of interest in consolidated joint venture	—	—	—	—	—	—	36,270	36,270	—
Dividends and distributions declared ($1.15 per share)	—	169	(803)	(68,701)	—	(69,335)	(454)	(69,789)	—
Restricted stock units and stock options surrendered	1	(5,648)	—	—	—	(5,647)	—	(5,647)	—
Equity-based compensation expense	—	3,622	—	—	—	3,622	—	3,622	—
BALANCE, March 31, 2025	$600	$1,464,394	$(24,329)	$(893,872)	$(15,260)	$531,533	$38,815	$570,348	$391,616
Net income	—	—	—	71,753	—	71,753	2,028	73,781	2,094
Other comprehensive income, net of income taxes	—	—	—	—	105	105	—	105	—
Adjustment of noncontrolling interest to redemption value	—	(7,576)	—	—	—	(7,576)	—	(7,576)	7,576
Reallocation of noncontrolling interest in Operating Partnership	—	(1,627)	—	—	—	(1,627)	1,627	—	—
Issuance of common stock, net	30	275,502	—	—	—	275,532	—	275,532	—
Dividends and distributions declared ($1.15 per share)	—	172	(810)	(72,117)	—	(72,755)	(455)	(73,210)	—
Restricted stock units and stock options surrendered	—	(30)	—	—	—	(30)	—	(30)	—
Equity-based compensation expense	—	3,495	—	—	—	3,495	—	3,495	—
BALANCE, June 30, 2025	$630	$1,734,330	$(25,139)	$(894,236)	$(15,155)	$800,430	$42,015	$842,445	$401,286
Net income (loss)	—	—	—	34,886	—	34,886	(1,914)	32,972	987
Other comprehensive income, net of income taxes	—	—	—	—	2,088	2,088	—	2,088	—
Adjustment of noncontrolling interest to redemption value	—	(9,716)	—	—	—	(9,716)	—	(9,716)	9,716
Dividends and distributions declared ($1.15 per share)	—	175	(820)	(72,145)	—	(72,790)	(453)	(73,243)	—
Restricted stock units and stock options surrendered	—	(65)	—	—	—	(65)	—	(65)	—
Equity-based compensation expense	—	3,660	—	—	—	3,660	—	3,660	—
BALANCE, September 30, 2025	$630	$1,728,384	$(25,959)	$(931,495)	$(13,067)	$758,493	$39,648	$798,141	$411,989

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

The Company also owns an approximate 70% controlling equity interest in OEG Attractions Holdings, LLC, a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which the Company reports as its Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a brand of Luke Combs-themed bar, music venue and event spaces that opened in Nashville, Tennessee in November 2024, with an additional location expected to open in Las Vegas, Nevada in late 2026; Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”); and as of January 3, 2025, a majority and controlling equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company.

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

2. JW MARRIOTT DESERT RIDGE TRANSACTION:

On June 10, 2025, the Company purchased JW Marriott Desert Ridge for approximately $865 million. Situated on approximately 402 acres of Arizona’s Sonoran Desert, JW Marriott Desert Ridge is a premier group-oriented resort with 950 rooms and approximately 243,000 total square feet of indoor and outdoor meeting and event space. The resort’s amenities include a 28,000 square-foot spa; seven food and beverage outlets; a 140,000 square-foot water experience; and two 18-hole golf courses. The Company funded the purchase price with a portion of the approximately $275.5 million in net proceeds of an underwritten registered public offering of approximately 3.0 million shares of the Company’s common stock (see Note 14, “Equity”) and approximately $614 million in net proceeds of a private placement of $625 million aggregate principal amount of 6.50% senior notes due 2033 (see Note 8, “Debt”). JW Marriott Desert Ridge assets are reflected in the Company’s Hospitality segment beginning June 10, 2025.

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

Property and equipment	$747,377
Cash and cash equivalents - unrestricted	5,891
Cash and cash equivalents - restricted	1,661
Trade receivables	14,426
Prepaid expenses and other assets	3,547
Intangible assets	114,875
Total assets acquired	887,777
Accounts payable and accrued liabilities	(18,267)
Total liabilities assumed	(18,267)
Net assets acquired	$869,510

3. REVENUES:

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Hotel group rooms	$127,953	$124,006	$418,149	$401,276
Hotel transient rooms	67,274	60,148	167,210	156,008
Hotel food and beverage - banquets	154,301	157,694	515,834	523,345
Hotel food and beverage - outlets	79,373	67,141	221,494	195,959
Hotel other	71,968	58,054	192,123	171,012
Entertainment admissions/ticketing	34,039	30,572	125,016	87,494
Entertainment food and beverage	33,481	30,573	114,353	90,430
Entertainment retail and other	24,069	21,770	85,074	66,069
Total revenues	$592,458	$549,958	$1,839,253	$1,691,593

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Gaylord Opryland	$110,078	$122,659	$336,721	$356,846
Gaylord Palms	66,745	68,242	228,251	222,504
Gaylord Texan	74,082	73,096	242,953	241,895
Gaylord National	78,098	69,751	242,340	226,394
Gaylord Rockies	77,951	72,658	230,621	213,316
JW Marriott Hill Country	51,615	54,273	173,464	167,064
JW Marriott Desert Ridge	36,118	—	41,467	—
AC Hotel	2,880	2,686	9,140	9,615
Inn at Opryland and other	3,302	3,678	9,853	9,966
Total Hospitality segment revenues	$500,869	$467,043	$1,514,810	$1,447,600

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee; Las Vegas, Nevada; and Austin, Texas.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms and advanced ticketing at its OEG venues. At September 30, 2025 and December 31, 2024, the Company had $239.3 million and $173.0 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2024, approximately $127.0 million was recognized in revenue during the nine months ended September 30, 2025.

4. INCOME PER SHARE:

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income available to common stockholders	$34,886	$59,011	$169,600	$202,872
Net income attributable to noncontrolling interest in OEG	987	997	3,792	3,688
Net income available to common stockholders - if-converted method	$35,873	$60,008	$173,392	$206,560

Denominator:
Weighted average shares outstanding - basic (1)	63,000	59,900	61,435	59,845
Effect of dilutive equity-based compensation	166	223	184	287
Effect of dilutive put rights	4,169	3,778	3,844	3,403
Weighted average shares outstanding - diluted (1)	67,335	63,901	65,463	63,535

Basic income per share available to common stockholders	$0.55	$0.99	$2.76	$3.39
Diluted income per share available to common stockholders	$0.53	$0.94	$2.65	$3.25
(1)	Outstanding shares for the 2025 periods include the issuance of approximately 3.0 million shares of the Company’s common stock in May 2025.

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

The operating partnership units (“OP Units”) held by the noncontrolling interest holders in RHP Hotel Properties, LP (the “Operating Partnership”) have been excluded from the denominator of the diluted income per share calculation for the three and nine months ended September 30, 2025 and 2024 as there would be no effect on the calculation of diluted income per share because the income or loss attributable to the OP Units held by the noncontrolling interest holders would also be added or subtracted to derive net income available to common stockholders.

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

Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2025 and 2024 consisted of the following (in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2024	$(12,120)	$(2,667)	$(385)	$(15,172)
Gains arising during period	1,994	—	756	2,750
Amounts reclassified from accumulated other comprehensive loss	(525)	158	135	(232)
Income tax expense	(413)	—	—	(413)
Net other comprehensive income	1,056	158	891	2,105
Balance, September 30, 2025	$(11,064)	$(2,509)	$506	$(13,067)

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2023	$(15,187)	$(2,878)	$(1,322)	$(19,387)
Gains arising during period	3,299	—	1,278	4,577
Amounts reclassified from accumulated other comprehensive loss	227	158	(939)	(554)
Income tax expense	(855)	—	—	(855)
Net other comprehensive income	2,671	158	339	3,168
Balance, September 30, 2024	$(12,516)	$(2,720)	$(983)	$(16,219)

6. PROPERTY AND EQUIPMENT:

Property and equipment at September 30, 2025 and December 31, 2024 is summarized as follows (in thousands):

	September 30,	December 31,
	2025	2024
Land and land improvements	$727,648	$613,870
Buildings	5,213,994	4,593,839
Furniture, fixtures and equipment	1,513,664	1,329,039
Right-of-use finance lease assets	1,841	1,017
Construction-in-progress	181,171	110,897
	7,638,318	6,648,662
Accumulated depreciation and amortization	(2,705,320)	(2,524,280)
Property and equipment, net	$4,932,998	$4,124,382

7. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $52.4 million and $57.8 million at September 30, 2025 and December 31, 2024, respectively, net of credit loss reserve of $38.0 million at each of September 30, 2025 and December 31, 2024. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. During the periods presented, the Company has accrued interest only on the Series A bond.

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

During the three months ended September 30, 2025 and 2024, the Company recorded interest income of $1.0 million and $1.1 million, respectively, and during the nine months ended September 30, 2025 and 2024, the Company recorded interest income of $3.3 million and $3.5 million, respectively, on these bonds. The Company received payments of $8.8 million during each of the nine months ended September 30, 2025 and 2024 relating to these notes receivable.

8. DEBT:

The Company’s debt and finance lease obligations at September 30, 2025 and December 31, 2024 consisted of (in thousands):

	September 30,	December 31,
	2025	2024
$700M Revolving Credit Facility, interest at SOFR plus 1.50%, maturing May 18, 2027	$—	$—
Term Loan B, interest at SOFR plus 2.00%, maturing May 18, 2030	290,590	292,791
Senior Notes, interest at 4.75%, maturing October 15, 2027	700,000	700,000
Senior Notes, interest at 7.25%, maturing July 15, 2028	400,000	400,000
Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	600,000
Senior Notes, interest at 6.50%, maturing April 1, 2032	1,000,000	1,000,000
Senior Notes, interest at 6.50%, maturing June 15, 2033	625,000	—
$80M OEG Revolver, interest at SOFR plus 3.50%, maturing June 28, 2029	—	21,000
OEG Term Loan, interest at SOFR plus 3.50%, maturing June 28, 2031	426,347	299,250
Block 21 CMBS Loan, interest at 5.58%, original maturity January 5, 2026	—	128,967
Finance lease obligations	699	55
Unamortized deferred financing costs	(54,702)	(51,484)
Unamortized discounts and premiums, net	(11,915)	(12,183)
Total debt	$3,976,019	$3,378,396

Amounts due within one year of the balance sheet date consist of amortization payments for the term loan B of 1.0% of the refinanced $293.5 million principal balance and amortization payments for the OEG term loan of approximately 1.0% of the refinanced $428.5 million principal balance.

At September 30, 2025, there were no defaults under the covenants related to the Company’s outstanding debt.

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

Interest Rate Derivatives

The Company has entered into interest rate swaps to manage interest rate risk associated with a portion of the OEG term loan. These swaps have been designated as cash flow hedges whereby the Company receives variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. The Company does not use derivatives for trading or speculative purposes and currently does not hold any derivatives that are not designated as hedges.

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $0.6 million will be reclassified from accumulated other comprehensive loss to a decrease in interest expense in the next twelve months.

The estimated fair value of the Company’s derivative financial instruments at September 30, 2025 and December 31, 2024 is as follows (in thousands):

						Estimated Fair Value
						Asset (Liability) Balance
		Strike			Notional	September 30,	December 31,
Hedged Debt	Type	Rate	Index	Maturity Date	Amount	2025	2024
OEG Term Loan	Interest Rate Swap	4.5330%	3-month SOFR	December 18, 2025	100,000	$(109)	$(386)
OEG Term Loan	Interest Rate Swap	3.2140%	3-month SOFR	December 20, 2028	100,000	102	-
OEG Term Loan	Interest Rate Swap	3.1700%	3-month SOFR	December 20, 2028	125,000	512	-
						$505	$(386)

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

The effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)			Amount of (Gain) Loss
	Recognized in OCI			Reclassified from Accumulated
	on Derivatives		Location of Gain (Loss)	OCI into Income (Expense)
	Three Months Ended		Reclassified from	Three Months Ended
	September 30,		Accumulated OCI	September 30,
	2025	2024	into Income (Expense)	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$656	$(1,048)	Interest expense	$29	$190
Total derivatives	$656	$(1,048)		$29	$190

	Amount of Gain (Loss)			Amount of (Gain) Loss
	Recognized in OCI on			Reclassified from Accumulated
	Derivatives		Location of Gain (Loss)	OCI into Income (Expense)
	Nine Months Ended		Reclassified from	Nine Months Ended
	September 30,		Accumulated OCI	September 30,
	2025	2024	into Income (Expense)	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$756	$1,278	Interest expense	$135	$939
Total derivatives	$756	$1,278		$135	$939

Reclassifications from accumulated other comprehensive loss for interest rate swaps are shown in the table above and included in interest expense. Total consolidated interest expense for the three months ended September 30, 2025 and 2024 was $64.9 million and $54.5 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $177.7 million and $171.6 million, respectively.

At September 30, 2025, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.1 million. As of September 30, 2025, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $0.1 million. In addition, the Company has an agreement with its derivative counterparty that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

10. LEASES:

The Company is a lessee of a 65.3-acre site in Osceola County, Florida on which Gaylord Palms is located; a 234-acre site in Maricopa County, Arizona on which a portion of JW Marriott Desert Ridge is located; building or land leases for Ole Red Gatlinburg, Ole Red Orlando, Ole Red Tishomingo, Ole Red Nashville International Airport, Ole Red Las Vegas and Category 10 Las Vegas; and various warehouse, general office and other equipment leases. The Gaylord Palms land lease has a term through 2074, which may be extended through January 2101, at the Company’s discretion. The JW Marriott Desert Ridge land lease has a term through 2092. The leases for Ole Red locations range from five to ten years, with renewal options ranging from five to fifty-five years, at the Company’s discretion, with the exception of Ole Red Nashville International Airport, which has no extension option. The lease for Category 10 Las Vegas includes an initial ten-year term, with two, five-year renewal options, at the Company’s discretion. Extension options were not considered reasonably assured to be exercised as of the date of the agreement and, as a result, are not included in the Company’s calculation of its right-of-use assets and lease liabilities.

The terms of the Gaylord Palms lease include variable lease payments based upon net revenues at Gaylord Palms, and certain other of the Company’s leases include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company’s lease costs for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$5,256	$4,746	$15,304	$14,313
Finance lease cost:
Amortization of right-of-use assets	149	47	247	142
Interest on lease liabilities	14	1	22	2
Net lease cost	$5,419	$4,794	$15,573	$14,457

Future minimum lease payments under non-cancelable leases at September 30, 2025 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$10,676	$367
Year 2	13,100	247
Year 3	13,860	124
Year 4	12,846	21
Year 5	12,924	—
Years thereafter	622,507	—
Total future minimum lease payments	685,913	759
Less amount representing interest	(528,001)	(60)
Total present value of minimum payments	$157,912	$699

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	40.3	years
Finance leases	2.4	years
Weighted-average discount rate:
Operating leases	7.2%
Finance leases	5.9%

11. STOCK PLANS:

During the nine months ended September 30, 2025, the Company granted 0.2 million restricted stock units with a weighted-average grant date fair value of $100.84 per unit. There were 0.5 million and 0.4 million restricted stock units outstanding at September 30, 2025 and December 31, 2024, respectively.

Compensation expense for the Company’s equity-based compensation plans was $3.7 million and $3.5 million for the three months ended September 30, 2025 and 2024, respectively, and $10.8 million and $10.7 million for the nine months ended September 30, 2025 and 2024, respectively.

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

For the three months ended September 30, 2025 and 2024, the Company recorded an income tax provision (benefit) of $(3.6) million and $0.9 million, respectively, related to its TRSs. For the nine months ended September 30, 2025 and 2024, the Company recorded an income tax provision of $8.4 million and $13.7 million, respectively, related to its TRSs.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The Company is currently evaluating the potential tax implications of the OBBBA, but based on the Company’s preliminary assessment, it does not expect the legislation to have a material impact on the Company’s financial statements.

At September 30, 2025 and December 31, 2024, the Company had no unrecognized tax benefits.

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

On September 17, 2025, the Company’s board of directors declared the Company’s third quarter 2025 cash dividend in the amount of $1.15 per share of common stock, or an aggregate of approximately $72.9 million in cash, which was paid on October 15, 2025 to stockholders of record as of the close of business on September 30, 2025.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At September 30, 2025, 0.4 million outstanding OP Units, or 0.6% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheets. The Company owns, directly or indirectly, the remaining 99.4% of the outstanding OP Units.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, were as follows (in thousands):

		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$43,834	$43,834	$—	$—
Variable to fixed interest rate swaps	614	—	614	—
Total assets measured at fair value	$44,448	$43,834	$614	$—

Variable to fixed interest rate swaps	$109	$—	$109	$—
Total liabilities measured at fair value	$109	$—	$109	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$37,440	$37,440	$—	$—
Total assets measured at fair value	$37,440	$37,440	$—	$—

Variable to fixed interest rate swaps	$386	$—	$386	$—
Total liabilities measured at fair value	$386	$—	$386	$—

The remainder of the assets and liabilities held by the Company at September 30, 2025 are not required to be recorded at fair value, and financial assets and liabilities approximate fair value.

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

The following information is derived directly from the segments’ internal financial reports used by the CODM for corporate management purposes (amounts in thousands):

	For the Three Months Ended September 30, 2025
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$500,869	$91,589	$—	$592,458
Expenses:
Rooms	48,668			48,668
Food and beverage	139,961			139,961
Other hotel expenses (1)	144,882			144,882
Management fees	16,551			16,551
Employment costs		28,736		28,736
Cost of goods sold		13,492		13,492
Contract services		9,713		9,713
Non-income taxes and insurance		3,806		3,806
Preopening costs		1,289		1,289
Other segment expenses (1)		12,188	10,062	22,250
Loss on sale of assets		1,296		1,296
Depreciation and amortization	63,729	9,242	231	73,202
Operating income (loss)	$87,078	$11,827	$(10,293)	$88,612
Interest expense	(11)	(9,572)	(55,290)	(64,873)
Interest income				4,836
Loss on extinguishment of debt				(380)
Loss from unconsolidated joint ventures (2)				(37)
Other gains and (losses), net				2,168
Income before income taxes				$30,326

	For the Three Months Ended September 30, 2024
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$467,043	$82,915	$—	$549,958
Expenses:
Rooms	45,129			45,129
Food and beverage	127,040			127,040
Other hotel expenses (1)	123,716			123,716
Management fees	16,889			16,889
Employment costs		25,685		25,685
Cost of goods sold		11,977		11,977
Contract services		8,935		8,935
Non-income taxes and insurance		4,659		4,659
Preopening costs		870		870
Other segment expenses (1)		10,403	9,724	20,127
Depreciation and amortization	51,488	7,336	227	59,051
Operating income (loss)	$102,781	$13,050	$(9,951)	$105,880
Interest expense	2	(8,984)	(45,564)	(54,546)
Interest income				7,219
Income from unconsolidated joint ventures (2)				9
Other gains and (losses), net				2,758
Income before income taxes				$61,320

	For the Nine Months Ended September 30, 2025
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$1,514,810	$324,443	$—	$1,839,253
Expenses:
Rooms	142,195			142,195
Food and beverage	414,252			414,252
Other hotel expenses (1)	399,394			399,394
Management fees	52,930			52,930
Employment costs		91,107		91,107
Cost of goods sold		43,410		43,410
Contract services		51,942		51,942
Non-income taxes and insurance		21,933		21,933
Preopening costs		1,474		1,474
Other segment expenses (1)		39,689	31,591	71,280
Loss on sale of assets		1,296		1,296
Depreciation and amortization	175,232	27,954	696	203,882
Operating income (loss)	$330,807	$45,638	$(32,287)	$344,158
Interest expense	(39)	(27,979)	(149,672)	(177,690)
Interest income				15,878
Loss on extinguishment of debt				(2,922)
Loss from unconsolidated joint ventures (2)				(66)
Other gains and (losses), net				1,864
Income before income taxes				$181,222

	For the Nine Months Ended September 30, 2024
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$1,447,600	$243,993	$—	$1,691,593
Expenses:
Rooms	134,292			134,292
Food and beverage	387,588			387,588
Other hotel expenses (1)	360,298			360,298
Management fees	56,300			56,300
Employment costs		75,057		75,057
Cost of goods sold		33,908		33,908
Contract services		25,177		25,177
Non-income taxes and insurance		9,384		9,384
Preopening costs		3,361		3,361
Other segment expenses (1)		30,280	31,080	61,360
Gain on sale of assets			(270)	(270)
Depreciation and amortization	152,271	21,842	693	174,806
Operating income (loss)	$356,851	$44,984	$(31,503)	$370,332
Interest expense	(14,612)	(29,805)	(127,149)	(171,566)
Interest income				21,805
Loss on extinguishment of debt				(2,319)
Income from unconsolidated joint ventures (2)				224
Other gains and (losses), net				3,075
Income before income taxes				$221,551

	September 30,	December 31,
	2025	2024
Total assets:
Hospitality	$4,962,260	$4,081,754
Entertainment	751,779	653,969
Corporate and Other	482,606	481,850
Total assets	$6,196,645	$5,217,573
(1)	Other segment expenses include:
Hospitality segment – administrative employment costs, utilities, property taxes, supplies, advertising, maintenance and consulting expenses
Entertainment segment – advertising, utilities, maintenance and certain overhead expenses
Corporate and other – information technology, human resources, accounting, equity-based compensation and other administrative expenses
(2)	Income (loss) from unconsolidated joint ventures relates to the Entertainment segment.

The following table represents capital expenditures by segment for the periods presented (amounts in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Hospitality	$229,726	$230,187
Entertainment	22,154	87,086
Corporate and Other	223	50
Total capital expenditures	$252,103	$317,323

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These may also include statements regarding (i) the future performance of our business, anticipated business levels and our anticipated financial results during future periods; (ii) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) our dividend policy, including the frequency and amount of any dividend we may pay; (v) our strategic goals and potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) Marriott International, Inc.’s (“Marriott”) ability to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our ability to borrow available funds under our credit facility; (x) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xi) the effects of inflation, other macroeconomic conditions and increased costs on our business and on our customers, including group customers at our hotels; (xii) risks associated with the integration of JW Marriott Desert Ridge into our existing asset base; and (xiii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

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

We also own an approximate 70% controlling equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which we report as our Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 99 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a brand of Luke Combs-themed bar, music venue and event spaces that opened in Nashville, Tennessee in November 2024, with an additional location expected to open in Las Vegas, Nevada in late 2026; Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”), and as of January 3, 2025, a majority and controlling equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company.

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

Significant 2025 Activities

Significant activities we have undertaken in 2025 include (as well as where you can find more information herein or in the accompanying condensed consolidated financial statements):

●	Purchased JW Marriott Desert Ridge in June 2025 – Note 2, “JW Marriott Desert Ridge Transaction”
●	Issued $625 million in 6.50% senior notes due 2033 – Note 8, “Debt”
●	Offered and issued approximately 3.0 million shares of our common stock – Note 14, “Equity”
●	Successfully defeased the previous Block 21 CMBS loan with incremental borrowings under the existing OEG credit facility – Note 8, “Debt”
●	Continued investment in our existing properties through approximately $252.1 million in capital expenditures – “Liquidity and Capital Resources”
●	Declared approximately $215.3 million in cash distributions – Note 14, “Equity”

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

Continued Investment in Our Existing Properties. We continuously evaluate and invest in our current portfolio and consider enhancements or expansions as part of our long-term strategic plan. In 2024, we completed a $98 million multi-year interior and exterior enhancement project at Gaylord Rockies to better position the property for our group customers. In early 2024, we identified over $1 billion in capital investment opportunities across our entire hotel portfolio, comprised of projects that we anticipate completing in phases through 2027. Our ongoing plans for a nearly $225 million multi-phase capital improvement plan at Gaylord Opryland include the expansion of approximately

108,000 square feet of premium, carpeted meeting space; the construction of a sports bar, event lawn and pavilion; and the renovation of multiple ballrooms and pre-function space.

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in six Ole Red locations, purchased Block 21, opened our first Category 10 in November 2024, purchased a majority interest in Southern Entertainment in January 2025, and in September 2025, the Grand Ole Opry traveled to the Royal Albert Hall in London for the first international performance in its history. Further, in 2022, we completed a strategic transaction to sell a minority interest in OEG to an affiliate of Atairos Group, Inc. and its strategic partner NBCUniversal Media, LLC, who we believe will continue to help us expand the distribution of our OEG brands.

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

Our Operations

Our operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, our JW Marriott properties (including, effective June 10, 2025, JW Marriott Desert Ridge), the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, Southern Entertainment, and our other Nashville-based attractions.
●	Corporate and Other, consisting of our corporate expenses.

For the three and nine months ended September 30, 2025 and 2024, our total revenues were divided among these business segments as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2025	2024	2025	2024
Hospitality	85%	85%	82%	86%
Entertainment	15%	15%	18%	14%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three and nine months ended September 30, 2025 and 2024. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	%	2024	%	2025	%	2024	%
REVENUES:
Rooms	$195,227	33.0%	$184,154	33.5%	$585,359	31.8%	$557,284	32.9%
Food and beverage	233,674	39.4%	224,835	40.9%	737,328	40.1%	719,304	42.5%
Other hotel revenue	71,968	12.1%	58,054	10.6%	192,123	10.4%	171,012	10.1%
Entertainment	91,589	15.5%	82,915	15.1%	324,443	17.6%	243,993	14.4%
Total revenues	592,458	100.0%	549,958	100.0%	1,839,253	100.0%	1,691,593	100.0%
OPERATING EXPENSES:
Rooms	48,668	8.2%	45,129	8.2%	142,195	7.7%	134,292	7.9%
Food and beverage	139,961	23.6%	127,040	23.1%	414,252	22.5%	387,588	22.9%
Other hotel expenses	144,882	24.5%	123,716	22.5%	399,394	21.7%	360,298	21.3%
Hotel management fees, net	16,551	2.8%	16,889	3.1%	52,930	2.9%	56,300	3.3%
Entertainment	67,935	11.5%	61,659	11.2%	248,081	13.5%	173,806	10.3%
Corporate	10,062	1.7%	9,724	1.8%	31,591	1.7%	31,080	1.8%
Preopening costs	1,289	0.2%	870	0.2%	1,474	0.1%	3,361	0.2%
(Gain) loss on sale of assets	1,296	0.2%	—	—%	1,296	0.1%	(270)	(0.0)%
Depreciation and amortization:
Hospitality	63,729	10.8%	51,488	9.4%	175,232	9.5%	152,271	9.0%
Entertainment	9,242	1.6%	7,336	1.3%	27,954	1.5%	21,842	1.3%
Corporate and Other	231	0.0%	227	0.0%	696	0.0%	693	0.0%
Total depreciation and amortization	73,202	12.4%	59,051	10.7%	203,882	11.1%	174,806	10.3%
Total operating expenses	503,846	85.0%	444,078	80.7%	1,495,095	81.3%	1,321,261	78.1%
OPERATING INCOME (LOSS):
Hospitality	87,078	17.4%	102,781	22.0%	330,807	21.8%	356,851	24.7%
Entertainment	14,412	15.7%	13,920	16.8%	48,408	14.9%	48,345	19.8%
Corporate and Other	(10,293)	(A)	(9,951)	(A)	(32,287)	(A)	(31,773)	(A)
Preopening costs	(1,289)	(0.2)%	(870)	(0.2)%	(1,474)	(0.1)%	(3,361)	(0.2)%
Gain (loss) on sale of assets	(1,296)	(0.2)%	—	—%	(1,296)	(0.1)%	270	0.0%
Total operating income	88,612	15.0%	105,880	19.3%	344,158	18.7%	370,332	21.9%
Interest expense	(64,873)	(A)	(54,546)	(A)	(177,690)	(A)	(171,566)	(A)
Interest income	4,836	(A)	7,219	(A)	15,878	(A)	21,805	(A)
Loss on extinguishment of debt	(380)	(A)	—	(A)	(2,922)	(A)	(2,319)	(A)
Income (loss) from unconsolidated joint ventures	(37)	(A)	9	(A)	(66)	(A)	224	(A)
Other gains and (losses), net	2,168	(A)	2,758	(A)	1,864	(A)	3,075	(A)
(Provision) benefit for income taxes	3,633	(A)	(922)	(A)	(8,374)	(A)	(13,652)	(A)
Net income	33,959	(A)	60,398	(A)	172,848	(A)	207,899	(A)
Net income attributable to noncontrolling interest in Opry Entertainment Group	(987)	(A)	(997)	(A)	(3,792)	(A)	(3,688)	(A)
Net (income) loss attributable to other noncontrolling interests	1,914	(A)	(390)	(A)	544	(A)	(1,339)	(A)
Net income available to common stockholders	$34,886	(A)	$59,011	(A)	$169,600	(A)	$202,872	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages and per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2025	2024	Change	2025	2024	Change
Total revenues	$592,458	$549,958	7.7%	$1,839,253	$1,691,593	8.7%
Total operating expenses	503,846	444,078	13.5%	1,495,095	1,321,261	13.2%
Operating income	88,612	105,880	(16.3)%	344,158	370,332	(7.1)%
Net income	33,959	60,398	(43.8)%	172,848	207,899	(16.9)%
Net income available to common stockholders	34,886	59,011	(40.9)%	169,600	202,872	(16.4)%
Net income available to common stockholders per share - diluted (1)	0.53	0.94	(43.6)%	2.65	3.25	(18.5)%
(1)	Diluted outstanding shares for the 2025 periods include the issuance of approximately 3.0 million shares of our common stock in May 2025.

Total Revenues

The increase in our total revenues for the three months ended September 30, 2025, as compared to the same period in 2024, is primarily attributable to an increase in our Hospitality segment and Entertainment segment of $33.8 million and $8.7 million, respectively, as presented in the tables below. The increase in our total revenues for the nine months ended September 30, 2025, as compared to the same period in 2024, is primarily attributable to an increase in our Entertainment segment and Hospitality segment of $80.5 million and $67.2 million, respectively, as presented in the tables below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended September 30, 2025, as compared to the same period in 2024, is primarily the result of increases in our Hospitality segment and Entertainment segment of $37.3 million and $6.3 million, respectively, and an increase of $14.2 million in depreciation and amortization expense, as presented in the tables below.

The increase in our total operating expenses for the nine months ended September 30, 2025, as compared to the same period in 2024, is primarily the result of increases in our Entertainment segment and Hospitality segment of $74.3 million and $70.3 million, respectively, and an increase of $29.1 million in depreciation and amortization expense, as presented in the tables below. In addition, the increase in total operating expenses for the nine months ended September 30, 2025, as compared to the same period in 2024, is partially attributable to the prior year period including a reduction in total operating expenses of $9.1 million related to a refund of Tennessee franchise tax for prior years caused by a change in tax law.

Operating Income

The above factors resulted in a decrease of $17.3 million and $26.2 million in operating income for the three and nine months ended September 30, 2025, respectively, as compared to the 2024 periods.

Net Income

Our $26.4 million decrease in net income for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to the changes in our revenues and operating expenses reflected above, impacted by the following factors, each as described more fully below:

●	A $12.7 million increase in interest expense, net, in the 2025 period, as compared to the 2024 period, due to higher outstanding debt balances.
●	A $4.6 million decrease in provision for income taxes in the 2025 period, as compared to the 2024 period.

Our $35.1 million decrease in net income for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to the changes in our revenues and operating expenses reflected above, impacted by the following factors, each as described more fully below:

●	A $12.1 million increase in interest expense, net, in the 2025 period, as compared to the 2024 period, due to higher outstanding debt balances.
●	A $5.3 million decrease in provision for income taxes in the 2025 period, as compared to the 2024 period.

Factors and Trends Contributing to Performance and Current Environment

Important factors and trends contributing to our performance during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, were:

●	The addition of JW Marriott Desert Ridge, including $36.1 million in revenues; the property averaged $146.63 in RevPAR and $413.25 in Total RevPAR.
●	An increase in same-store (Hospitality segment excluding JW Marriott Desert Ridge) ADR of 2.2% in the 2025 period, as compared to the 2024 period.
●	A decrease in same-store group rooms traveled in the 2025 period of 6.1% from the 2024 period and an increase in same-store transient rooms traveled in the 2025 period of 5.4% from the 2024 period, as the 2024 period included strong corporate group room nights traveled.
●	Same-store in-the-year-for-the-year cancelled room nights at our hotels increased by approximately 11,000 rooms in the 2025 period, as compared to the 2024 period, as macroeconomic uncertainty has impacted current period results.
●	An increase of 12.0% in total revenue and Total RevPAR at Gaylord National in the 2025 period, as compared to the 2024 period, primarily as a result of an increase in group room nights traveled and the related increase in catering business.
●	An increase of 7.3% in total revenue and Total RevPAR at Gaylord Rockies in the 2025 period, as compared to the 2024 period, primarily as a result of an increase in transient room nights traveled and an increase in food and beverage outlet revenue associated with the multi-year enhancement project completed at the property in 2024.
●	A decrease of 10.3% in total revenue and Total RevPAR at Gaylord Opryland in the 2025 period, as compared to the 2024 period, primarily as a result of a decrease in group room nights traveled and ongoing construction-related disruption at the property. The decrease in group room nights traveled was exacerbated by macroeconomic uncertainty.
●	Increases of 10.5% and 10.2% in Entertainment revenue and Entertainment operating expenses, respectively, in the 2025 period, as compared to the 2024 period. Entertainment segment results benefited from the operation of

Category 10, which opened in November 2024, as well as the W Austin, which faced construction-related disruptions in the prior year period.

Important factors and trends contributing to our performance during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, were:

●	The addition of JW Marriott Desert Ridge, including $41.5 million in revenues; for our ownership period beginning June 10, 2025, the property averaged $136.07 in RevPAR and $386.27 in Total RevPAR.
●	An increase in same-store ADR of 2.3% in the 2025 period, as compared to the 2024 period.
●	An increase in same-store transient rooms traveled in the 2025 period of 4.1% over the 2024 period.
●	Same-store in-the-year-for-the-year cancelled room nights at our hotels increased by approximately 24,000 rooms in the 2025 period, as compared to the 2024 period, as macroeconomic uncertainty has impacted current period results.
●	Increases of 33.0% and 42.7% in Entertainment revenue and Entertainment operating expenses, respectively, in the 2025 period, as compared to the 2024 period, primarily related to Southern Entertainment, which was negatively impacted by several weather-related events. Entertainment segment results also benefited from the operation of Category 10, which opened in November 2024, as well as the W Austin, which faced construction-related disruptions in the prior year period.
●	Total operating expenses for the nine months ended September 30, 2024 were reduced by a $9.1 million refund of Tennessee franchise tax for prior years caused by a change in tax law, which did not recur in 2025. This reduction was comprised of $5.6 million, $3.4 million and $0.1 million in our Hospitality segment, Entertainment segment and Corporate and Other segment, respectively.

Other important factors and trends for the three and nine months ended, and as of, September 30, 2025 include:

●	Same-store gross definite group room nights booked at our hotels for all future periods in the three and nine months ended September 30, 2025 has increased 9.2% and decreased 1.9%, respectively, as compared to the same periods in 2024; the increase in near-term cancellations noted above, as ongoing economic policy uncertainty is weighing on near-term meeting planner decision-making, has resulted in a decrease of 3.6% and 8.4%, respectively, in same-store net definite group room nights booked at our hotels in the 2025 periods, as compared to the 2024 periods.
●	Same-store group room nights on the books for all future years at our hotels at September 30, 2025 are 3.3% higher than the number on the books at the same point in 2024. In addition, the estimated ADR on those group room nights on the books at September 30, 2025 is 5.2% higher than the same point in 2024.
●	While Nashville visitation and tourism trends remain steady, new hotel supply has impacted transient occupancy levels and, more recently, room rates. We expect this incremental transient rate risk to continue for Gaylord Opryland for the remainder of 2025.
●	Our strong revenues in recent periods have partially mitigated increasing operating costs in the current inflationary environment. In addition, while in recent years we have experienced higher interest rates than in historical periods, interest rates on our debt have decreased in the three and nine months ended September 30, 2025, as compared to the same periods in 2024. The current inflationary environment is expected to continue in at least the near future.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2025	2024	Change		2025	2024	Change
Revenues:
Rooms	$195,227	$184,154	6.0%		$585,359	$557,284	5.0%
Food and beverage	233,674	224,835	3.9%		737,328	719,304	2.5%
Other hotel revenue	71,968	58,054	24.0%		192,123	171,012	12.3%
Total hospitality revenue	500,869	467,043	7.2%		1,514,810	1,447,600	4.6%
Hospitality operating expenses:
Rooms	48,668	45,129	7.8%		142,195	134,292	5.9%
Food and beverage	139,961	127,040	10.2%		414,252	387,588	6.9%
Other hotel expenses (1)	144,882	123,716	17.1%		399,394	360,298	10.9%
Management fees, net	16,551	16,889	(2.0)%		52,930	56,300	(6.0)%
Depreciation and amortization	63,729	51,488	23.8%		175,232	152,271	15.1%
Total Hospitality operating expenses	413,791	364,262	13.6%		1,184,003	1,090,749	8.5%
Hospitality operating income	$87,078	$102,781	(15.3)%		$330,807	$356,851	(7.3)%
Hospitality performance metrics:
Occupancy	66.6%	69.5%	(2.9)	pts	69.8%	70.0%	(0.2)	pts
ADR	$257.74	$252.42	2.1%		$260.25	$254.72	2.2%
RevPAR (2)	$171.63	$175.37	(2.1)%		$181.60	$178.19	1.9%
Total RevPAR (3)	$440.33	$444.77	(1.0)%		$469.95	$462.87	1.5%
Net Definite Group Room Nights Booked	505,644	477,121	6.0%		1,263,520	1,315,138	(3.9)%
Same-store Hospitality performance metrics (4):
Occupancy	67.3%	69.5%	(2.2)	pts	70.3%	70.0%	0.3	pts
ADR	$258.04	$252.42	2.2%		$260.52	$254.72	2.3%
RevPAR (2)	$173.71	$175.37	(0.9)%		$183.17	$178.19	2.8%
Total RevPAR (3)	$442.58	$444.77	(0.5)%		$472.83	$462.87	2.2%
Net Definite Group Room Nights Booked	459,897	477,121	(3.6)%		1,204,951	1,315,138	(8.4)%
(1)	Other hotel expenses for the nine months ended September 30, 2024 were reduced by a refund of $5.6 million of Tennessee franchise tax for prior years caused by a change in tax law.
(2)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Room nights available to guests include nights that rooms are out of service. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(3)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights that rooms are out of service. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(4)	Same-store Hospitality segment metrics do not include JW Marriott Desert Ridge, which we purchased on June 10, 2025.

Total Hospitality segment revenues in the three and nine months ended September 30, 2025 include $11.7 million and $27.9 million, respectively, in attrition and cancellation fee revenue, an increase of $3.8 million and $1.7 million, respectively, in attrition and cancellation fee collections from the 2024 periods.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Group	71%	74%	76%	77%
Transient	29%	26%	24%	23%

Other hotel expenses for the three and nine months ended September 30, 2025 and 2024 consist of the following (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2025	2024	Change	2025	2024	Change
Administrative employment costs	$55,419	$46,355	19.6%	$153,053	$141,475	8.2%
Utilities	14,351	12,536	14.5%	37,223	35,009	6.3%
Property taxes	12,636	11,514	9.7%	37,198	33,878	9.8%
Other	62,476	53,311	17.2%	171,920	149,936	14.7%
Total other hotel expenses	$144,882	$123,716	17.1%	$399,394	$360,298	10.9%

Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. Administrative employment costs and utility costs increased in the three and nine months ended September 30, 2025, as compared to the same periods in 2024, primarily due to JW Marriott Desert Ridge. The increase in property taxes during the three and nine months ended September 30, 2025, as compared to the 2024 periods, was primarily due to JW Marriott Desert Ridge, as well as slight increases at several Hospitality segment properties due to recent reappraisals. The increase in other expenses, which include supplies, advertising, maintenance costs and consulting costs, during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to JW Marriott Desert Ridge, as well as slight increases of various miscellaneous expenses across the Hospitality segment. In addition, the nine-month 2024 period includes a refund of $5.6 million of Tennessee franchise tax for prior years caused by a change in tax law, which reduced other expenses in the nine-month 2024 period.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for our Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies and JW Marriott Desert Ridge are approximately 3% of gross revenues, and JW Marriott Hill Country is approximately 3.5% of gross revenues. Additionally, we pay Marriott an incentive management fee based on the profitability of our hotels. In the three months ended September 30, 2025 and 2024, we incurred $12.0 million and $11.0 million, respectively, and in the nine months ended September 30, 2025 and 2024, we incurred $36.0 million and $34.0 million, respectively, related to base management fees for our Hospitality segment. In the three months ended September 30, 2025 and 2024, we incurred $5.3 million and $6.7 million, respectively, and in the nine months ended September 30, 2025 and 2024, we incurred $19.3 million and $24.6 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 9, “Deferred Management Rights Proceeds,” to the accompanying condensed consolidated financial statements included herein.

Total Hospitality segment depreciation and amortization expense increased in the three and nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase at Gaylord Palms associated with the addition of depreciable assets associated with the property’s rooms and lobby renovation, as well as the increase in depreciable assets associated with JW Marriott Desert Ridge.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and nine months ended September 30, 2025 and 2024.

Gaylord Opryland Results. The results of Gaylord Opryland for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2025	2024	Change		2025	2024	Change
Revenues:
Rooms	$45,615	$48,487	(5.9)%		$138,599	$142,165	(2.5)%
Food and beverage	46,974	57,020	(17.6)%		150,241	163,779	(8.3)%
Other hotel revenue	17,489	17,152	2.0%		47,881	50,902	(5.9)%
Total revenue	110,078	122,659	(10.3)%		336,721	356,846	(5.6)%
Operating expenses:
Rooms	9,435	10,707	(11.9)%		29,986	31,215	(3.9)%
Food and beverage	26,012	29,760	(12.6)%		80,901	84,884	(4.7)%
Other hotel expenses (1)	31,310	31,715	(1.3)%		90,350	86,400	4.6%
Management fees, net	4,506	5,652	(20.3)%		14,792	17,723	(16.5)%
Depreciation and amortization	8,132	8,203	(0.9)%		24,767	24,535	0.9%
Total operating expenses	79,395	86,037	(7.7)%		240,796	244,757	(1.6)%
Operating income	$30,683	$36,622	(16.2)%		$95,925	$112,089	(14.4)%
Performance metrics:
Occupancy	64.0%	71.8%	(7.8)	pts	68.1%	70.8%	(2.7)	pts
ADR	$268.20	$254.05	5.6%		$258.31	$253.83	1.8%
RevPAR	$171.68	$182.49	(5.9)%		$175.79	$179.66	(2.2)%
Total RevPAR	$414.30	$461.65	(10.3)%		$427.08	$450.95	(5.3)%
(1)	Other hotel expenses for the nine months ended September 30, 2024 were reduced by a refund of $5.4 million of Tennessee franchise tax for prior years caused by a change in tax law.

Gaylord Palms Results. The results of Gaylord Palms for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2025	2024	Change		2025	2024	Change
Revenues:
Rooms	$23,352	$21,511	8.6%		$85,792	$75,777	13.2%
Food and beverage	33,088	37,730	(12.3)%		111,531	120,271	(7.3)%
Other hotel revenue	10,305	9,001	14.5%		30,928	26,456	16.9%
Total revenue	66,745	68,242	(2.2)%		228,251	222,504	2.6%
Operating expenses:
Rooms	5,965	5,867	1.7%		19,477	18,503	5.3%
Food and beverage	19,621	20,292	(3.3)%		62,238	62,792	(0.9)%
Other hotel expenses	22,212	21,527	3.2%		67,476	64,285	5.0%
Management fees, net	2,099	1,915	9.6%		7,940	8,038	(1.2)%
Depreciation and amortization	8,851	6,318	40.1%		25,670	18,078	42.0%
Total operating expenses	58,748	55,919	5.1%		182,801	171,696	6.5%
Operating income	$7,997	$12,323	(35.1)%		$45,450	$50,808	(10.5)%
Performance metrics:
Occupancy	64.2%	61.0%	3.2	pts	73.0%	66.0%	7.0	pts
ADR	$230.01	$223.10	3.1%		$250.64	$243.86	2.8%
RevPAR	$147.75	$136.09	8.6%		$182.92	$160.98	13.6%
Total RevPAR	$422.29	$431.76	(2.2)%		$486.66	$472.68	3.0%

Gaylord Texan Results. The results of Gaylord Texan for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2025	2024	Change		2025	2024	Change
Revenues:
Rooms	$27,848	$29,676	(6.2)%		$88,603	$91,534	(3.2)%
Food and beverage	35,704	35,055	1.9%		125,364	124,963	0.3%
Other hotel revenue	10,530	8,365	25.9%		28,986	25,398	14.1%
Total revenue	74,082	73,096	1.3%		242,953	241,895	0.4%
Operating expenses:
Rooms	7,064	6,444	9.6%		19,832	19,375	2.4%
Food and beverage	20,414	19,381	5.3%		65,857	65,447	0.6%
Other hotel expenses	21,102	19,389	8.8%		60,623	57,232	5.9%
Management fees, net	2,801	3,465	(19.2)%		9,157	11,443	(20.0)%
Depreciation and amortization	6,221	5,720	8.8%		18,307	17,355	5.5%
Total operating expenses	57,602	54,399	5.9%		173,776	170,852	1.7%
Operating income	$16,480	$18,697	(11.9)%		$69,177	$71,043	(2.6)%
Performance metrics:
Occupancy	67.0%	71.8%	(4.8)	pts	70.7%	74.6%	(3.9)	pts
ADR	$248.99	$247.51	0.6%		$253.19	$246.78	2.6%
RevPAR	$166.86	$177.82	(6.2)%		$178.91	$184.16	(2.9)%
Total RevPAR	$443.90	$437.99	1.3%		$490.59	$486.68	0.8%

Gaylord National Results. The results of Gaylord National for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2025	2024	Change		2025	2024	Change
Revenues:
Rooms	$29,158	$28,092	3.8%		$94,040	$89,680	4.9%
Food and beverage	41,497	35,550	16.7%		127,258	117,942	7.9%
Other hotel revenue	7,443	6,109	21.8%		21,042	18,772	12.1%
Total revenue	78,098	69,751	12.0%		242,340	226,394	7.0%
Operating expenses:
Rooms	10,549	9,980	5.7%		33,505	31,029	8.0%
Food and beverage	24,222	21,806	11.1%		75,481	67,964	11.1%
Other hotel expenses	21,917	19,953	9.8%		66,331	61,617	7.7%
Management fees, net	1,604	1,068	50.2%		4,993	4,490	11.2%
Depreciation and amortization	8,466	8,451	0.2%		25,398	25,257	0.6%
Total operating expenses	66,758	61,258	9.0%		205,708	190,357	8.1%
Operating income	$11,340	$8,493	33.5%		$36,632	$36,037	1.7%
Performance metrics:
Occupancy	65.7%	63.5%	2.2	pts	68.6%	66.3%	2.3	pts
ADR	$241.65	$240.73	0.4%		$251.56	$247.47	1.7%
RevPAR	$158.79	$152.98	3.8%		$172.58	$163.98	5.2%
Total RevPAR	$425.30	$379.84	12.0%		$444.74	$413.96	7.4%

Gaylord Rockies Results. The results of Gaylord Rockies for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2025	2024	Change		2025	2024	Change
Revenues:
Rooms	$30,707	$28,980	6.0%		$84,286	$78,363	7.6%
Food and beverage	39,276	36,496	7.6%		124,274	114,201	8.8%
Other hotel revenue	7,968	7,182	10.9%		22,061	20,752	6.3%
Total revenue	77,951	72,658	7.3%		230,621	213,316	8.1%
Operating expenses:
Rooms	6,866	6,426	6.8%		18,919	17,803	6.3%
Food and beverage	24,633	21,758	13.2%		72,430	64,292	12.7%
Other hotel expenses	12,061	11,782	2.4%		33,961	32,920	3.2%
Management fees, net	2,322	2,172	6.9%		6,872	6,369	7.9%
Depreciation and amortization	14,913	14,475	3.0%		44,662	42,454	5.2%
Total operating expenses	60,795	56,613	7.4%		176,844	163,838	7.9%
Operating income	$17,156	$16,045	6.9%		$53,777	$49,478	8.7%
Performance metrics:
Occupancy	83.6%	80.8%	2.8	pts	78.7%	75.2%	3.5	pts
ADR	$266.03	$259.76	2.4%		$261.20	$253.23	3.1%
RevPAR	$222.36	$209.86	6.0%		$205.69	$190.54	8.0%
Total RevPAR	$564.49	$526.16	7.3%		$562.80	$518.67	8.5%

JW Marriott Hill Country Results. The results of JW Marriott Hill Country for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2025	2024	Change		2025	2024	Change
Revenues:
Rooms	$20,769	$22,278	(6.8)%		$64,107	$63,732	0.6%
Food and beverage	19,875	22,155	(10.3)%		77,708	75,363	3.1%
Other hotel revenue	10,971	9,840	11.5%		31,649	27,969	13.2%
Total revenue	51,615	54,273	(4.9)%		173,464	167,064	3.8%
Operating expenses:
Rooms	3,803	4,152	(8.4)%		11,762	11,859	(0.8)%
Food and beverage	12,421	13,160	(5.6)%		41,097	39,657	3.6%
Other hotel expenses	18,812	17,126	9.8%		54,970	51,400	6.9%
Management fees, net	1,793	2,286	(21.6)%		7,000	7,159	(2.2)%
Depreciation and amortization	7,937	7,573	4.8%		23,687	22,441	5.6%
Total operating expenses	44,766	44,297	1.1%		138,516	132,516	4.5%
Operating income	$6,849	$9,976	(31.3)%		$34,948	$34,548	1.2%
Performance metrics:
Occupancy	66.7%	73.8%	(7.1)	pts	70.1%	72.2%	(2.1)	pts
ADR	$337.63	$327.27	3.2%		$334.35	$321.73	3.9%
RevPAR	$225.31	$241.68	(6.8)%		$234.36	$232.14	1.0%
Total RevPAR	$559.92	$588.74	(4.9)%		$634.13	$608.50	4.2%

JW Marriott Desert Ridge Results. We purchased JW Marriott Desert Ridge on June 10, 2025. The results of JW Marriott Desert Ridge for the three months ended September 30, 2025 and the period from June 10, 2025 to September 30, 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended	Period Ended
	September 30,	September 30,
Revenues:
Rooms	$12,816	$14,607
Food and beverage	16,203	18,049
Other hotel revenue	7,099	8,811
Total revenue	36,118	41,467
Operating expenses:
Rooms	3,408	4,060
Food and beverage	11,685	13,551
Other hotel expenses	15,241	18,688
Management fees, net	1,066	1,090
Depreciation and amortization	8,394	10,337
Total operating expenses	39,794	47,726
Operating loss	$(3,676)	$(6,259)
Performance metrics:
Occupancy	57.9%	54.4%
ADR	$253.43	$250.08
RevPAR	$146.63	$136.07
Total RevPAR	$413.25	$386.27

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2025	2024	Change	2025	2024	Change
Revenues	$91,589	$82,915	10.5%	$324,443	$243,993	33.0%
Operating expenses (1)	(67,935)	(61,659)	10.2%	(248,081)	(173,806)	42.7%
Preopening costs	(1,289)	(870)	48.2%	(1,474)	(3,361)	(56.1)%
Loss on sale of assets	(1,296)	—	(100.0)%	(1,296)	—	(100.0)%
Depreciation and amortization	(9,242)	(7,336)	26.0%	(27,954)	(21,842)	28.0%
Operating income	$11,827	$13,050	(9.4)%	$45,638	$44,984	1.5%
(1)	Operating expenses for the nine months ended September 30, 2024 were reduced by a refund of $3.4 million of Tennessee franchise tax for prior years caused by a change in tax law.

Revenues increased in our Entertainment segment in the three months ended September 30, 2025, as compared to the prior year period, primarily due to Category 10 Nashville, which opened in November 2024, and the W Austin, which faced construction-related disruptions in the prior year period. Revenues increased in our Entertainment segment in the nine months ended September 30, 2025, as compared to the prior year period, primarily related to Southern Entertainment, which we purchased in January 2025, Category 10 Nashville, and the W Austin.

Entertainment segment operating expenses increased in the 2025 periods, as compared to the 2024 periods, primarily related to Southern Entertainment and the operations of Category 10. The nine-month 2025 increase in Entertainment segment operating expenses, as compared to the 2024 period, was also impacted by an increase at the W Austin, as well as the 2024 period including a refund of Tennessee franchise tax for prior years caused by a change in tax law, which reduced operating expenses in the nine-month 2024 period.

Depreciation and amortization increased in the 2025 periods, as compared to the 2024 periods, primarily associated with the increase in depreciable and amortizable assets associated with Category 10 and Southern Entertainment, as well as increased depreciation and amortization related to Block 21 attributable to construction enhancements completed at the property in 2024 and the first half of 2025.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2025	2024	Change	2025	2024	Change
Operating expenses	$10,062	$9,724	3.5%	$31,591	$31,080	1.6%
Gain on sale of assets	—	—	—	—	(270)	100.0%
Depreciation and amortization	231	227	1.8%	696	693	0.4%
Operating loss	$(10,293)	$(9,951)	(3.4)%	$(32,287)	$(31,503)	(2.5)%

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses increased in the three and nine months ended September 30, 2025, as compared to the prior year periods, primarily as a result of increased employment expenses.

Operating Results – Preopening Costs

Preopening costs during the three and nine months ended September 30, 2025 primarily include costs associated with Category 10 Las Vegas, which is expected to open in late 2026. Preopening costs during the three months ended September 30, 2024 primarily include costs associated with Category 10 Nashville, which opened in November 2024. Preopening costs during the nine months ended September 30, 2024 primarily include costs associated with Category 10 Nashville and Ole Red Las Vegas, which opened in January 2024.

Operating Results – Gain (Loss) on Sale of Assets

Loss on sale of assets during the three and nine months ended September 30, 2025 includes the sale of miscellaneous Entertainment segment assets. Gain on sale of assets during the nine months ended September 30, 2024 includes the sale of miscellaneous corporate assets.

Non-Operating Results Affecting Net Income

The following table summarizes the other factors which affected our net income for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2025	2024	Change	2025	2024	Change
Interest expense	$(64,873)	$(54,546)	(18.9)%	$(177,690)	$(171,566)	(3.6)%
Interest income	4,836	7,219	(33.0)%	15,878	21,805	(27.2)%
Loss on extinguishment of debt	(380)	—	(100.0)%	(2,922)	(2,319)	(26.0)%
Income (loss) from unconsolidated joint ventures	(37)	9	(511.1)%	(66)	224	(129.5)%
Other gains and (losses), net	2,168	2,758	(21.4)%	1,864	3,075	(39.4)%
(Provision) benefit for income taxes	3,633	(922)	494.0%	(8,374)	(13,652)	38.7%

Interest Expense

The following presents interest expense associated with our outstanding borrowings, including the impact of interest rate swaps, for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2025	2024	Change	2025	2024	Change
RHP Revolving Credit Facility	$1,078	$1,028	4.9%	$3,146	$3,027	3.9%
RHP Term Loan B	5,055	5,982	(15.5)%	15,019	22,231	(32.4)%
RHP Senior Notes	50,381	39,736	26.8%	133,423	103,671	28.7%
Gaylord Rockies Term Loan	—	—	—%	—	15,495	(100.0)%
OEG Revolver	156	473	(67.0)%	1,057	1,593	(33.6)%
OEG Term Loan	9,346	7,148	30.7%	24,360	23,779	2.4%
Block 21 CMBS Loan	—	2,110	(100.0)%	2,683	6,321	(57.6)%
Other (1)	(1,143)	(1,931)	40.8%	(1,998)	(4,551)	56.1%
Total interest expense	$64,873	$54,546	18.9%	$177,690	$171,566	3.6%
(1)	Other includes capitalized interest, as well as other miscellaneous items.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 6.5% and 6.5% for the three months ended September 30, 2025 and 2024, respectively, and 6.5% and 6.8% for the nine months ended September 30, 2025 and 2024, respectively.

Interest Income

Interest income for the three and nine months ended September 30, 2025 and 2024 primarily includes amounts earned on our cash balances, as well as the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 7, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

As a result of the April 2025 incremental borrowings under the OEG credit agreement and the defeasance of the Block 21 CMBS loan, we recognized a loss on extinguishment of debt of $0.4 million and $2.9 million in the three and nine months ended September 30, 2025, respectively.

As a result of the June 2024 refinancing of the OEG credit agreement, the April 2024 repricing of the RHP term loan B, and the March 2024 repayment of the previous Gaylord Rockies $800 million term loan, we recognized a loss on extinguishment of debt of $2.3 million in the nine months ended September 30, 2024.

Other Gains and (Losses), net

Other gains and (losses), net for the three and nine months ended September 30, 2025 and 2024 includes the receipt of $3.3 million and $3.2 million, respectively, from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses.

Provision for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended September 30, 2025 and 2024, we recorded an income tax provision (benefit) of $(3.6) million and $0.9 million, respectively, and for the nine months ended September 30, 2025 and 2024, we recorded an income tax provision of $8.4 million and $13.7 million, respectively, related to our TRSs. The change in the income tax provision for the 2025 periods, as compared to the 2024 periods, relates to changes in income at our TRSs.

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

The following is a reconciliation of our consolidated GAAP net income to EBITDAre, Adjusted EBITDAre, and Adjusted EBITDAre, Excluding Noncontrolling Interest for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$33,959	$60,398	$172,848	$207,899
Interest expense, net	60,037	47,327	161,812	149,761
Provision (benefit) for income taxes	(3,633)	922	8,374	13,652
Depreciation and amortization	73,202	59,051	203,882	174,806
(Gain) loss on sale of assets	1,296	—	1,296	(270)
Pro rata EBITDAre from unconsolidated joint ventures	(1)	1	1	5
EBITDAre	164,860	167,699	548,213	545,853
Preopening costs	1,289	870	1,474	3,361
Non-cash lease expense	1,219	1,046	3,053	2,904
Equity-based compensation expense	3,660	3,479	10,777	10,724
Pension settlement charge	640	597	640	597
Interest income on Gaylord National bonds	1,025	1,113	3,252	3,503
Loss on extinguishment of debt	380	—	2,922	2,319
Transaction costs of acquisitions	—	—	100	—
Pro rata adjusted EBITDAre from unconsolidated joint ventures	—	(1)	—	(198)
Adjusted EBITDAre	173,073	174,803	570,431	569,063
Adjusted EBITDAre of noncontrolling interest	(6,705)	(6,735)	(23,626)	(22,119)
Adjusted EBITDAre, excluding noncontrolling interest	$166,368	$168,068	$546,805	$546,944

The following is a reconciliation of our consolidated GAAP net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income available to common stockholders	$34,886	$59,011	$169,600	$202,872
Noncontrolling interest in OP Units	218	390	1,092	1,339
Net income available to common stockholders and unit holders	35,104	59,401	170,692	204,211
Depreciation and amortization	73,053	59,004	203,635	174,664
Adjustments for noncontrolling interest	(3,019)	(2,201)	(9,142)	(6,553)
Pro rata adjustments from joint ventures	—	1	—	3
FFO available to common stockholders and unit holders	105,138	116,205	365,185	372,325
Right-of-use asset amortization	149	47	247	142
Non-cash lease expense	1,219	1,046	3,053	2,904
Pension settlement charge	640	597	640	597
Pro rata adjustments from joint ventures	—	(1)	—	(198)
(Gain) loss on sale of assets	1,296	—	1,296	(270)
Amortization of deferred financing costs	3,155	2,647	8,762	7,995
Amortization of debt discounts and premiums	387	545	1,375	1,852
Loss on extinguishment of debt	380	—	2,922	2,319
Adjustments for noncontrolling interest	(1,621)	(902)	(3,639)	(2,020)
Transaction costs of acquisitions	—	—	100	—
Deferred tax provision (benefit)	(4,391)	51	5,079	10,715
Adjusted FFO available to common stockholders and unit holders	$106,352	$120,235	$385,020	$396,361

Liquidity and Capital Resources

Cash Flows Provided By Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the nine months ended September 30, 2025, our net cash flows provided by operating activities were $426.0 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $401.4 million and favorable changes in working capital of $24.5 million. The favorable changes in working capital primarily resulted from an increase in advanced ticket purchases at our OEG venues, an increase in advanced room deposits on future hotel stays, and an increase in interest payable.

During the nine months ended September 30, 2024, our net cash flows provided by operating activities were $409.9 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $411.9 million, partially offset by unfavorable changes in working capital of $2.0 million.

Cash Flows Used In Investing Activities. During the nine months ended September 30, 2025, our primary uses of funds for investing activities were the use of $862.0 million to purchase JW Marriott Desert Ridge and purchases of property and equipment, which totaled $252.1 million. Purchases of property and equipment consisted primarily of projects at Gaylord Opryland, including a meeting space expansion, the renovation of an existing ballroom and pre-function space, and the development of a sports bar, pavilion and event lawn; a rooms renovation at Gaylord Texan; and ongoing maintenance capital expenditures for each of our existing properties.

During the nine months ended September 30, 2024, our primary use of funds for investing activities were purchases of property and equipment, which totaled $317.3 million, and consisted primarily of enhancements at Gaylord Rockies to construct a new events pavilion, enhance the grand lodge and reposition its food and beverage outlets; the conversion of the Wildhorse Saloon to Category 10; a rooms renovation at the W Austin and common area enhancements at Block 21; the completion of Ole Red Las Vegas; enhancements to meeting spaces at Gaylord Opryland; a rooms and lobby renovation at Gaylord Palms; and ongoing maintenance capital expenditures for each of our existing properties.

Cash Flows Provided By (Used In) Financing Activities. Our cash flows from financing activities primarily reflect the incurrence and repayment of long-term debt and the payment of cash distributions. During the nine months ended September 30, 2025, our net cash flows provided by financing activities were $642.2 million, primarily reflecting the issuance of $625.0 million in senior notes and $275.5 million in net proceeds from the issuance of approximately 3.0 million shares of our common stock, partially offset by the payment of $212.6 million in cash distributions, the repayment of $21.0 million under the OEG revolving credit facility, and the payment of $13.1 million in deferred financing costs.

During the nine months ended September 30, 2024, our net cash flows used in financing activities were $226.0 million, primarily reflecting the issuance of $1 billion in senior notes, offset by the prepayment of the Gaylord Rockies $800.0 million term loan, the repayment of $202.7 million under our term loan B, the payment of $199.8 million in cash dividends, and the payment of $23.1 million in deferred financing costs.

Liquidity

At September 30, 2025, we had $483.3 million in unrestricted cash and $780.0 million available for borrowing in the aggregate under our revolving credit facility and the OEG revolving credit facility. During the nine months ended September 30, 2025, we issued $625 million in new senior notes, received $275.5 million in net proceeds from the issuance of approximately 3.0 million shares of our common stock, used $862.0 million in net cash to purchase JW Marriott Desert Ridge, incurred capital expenditures of $252.1 million and paid $212.6 million in cash distributions. These changes, partially offset by the cash flows provided by operations discussed above, were the primary factors in the decrease in our cash balance from December 31, 2024 to September 30, 2025.

We anticipate investing in our operations during the remainder of 2025 by spending between approximately $125 million and $175 million in capital expenditures, which includes projects at Gaylord Opryland for the development of a sports bar, pavilion and event lawn, and a meeting space expansion; a rooms renovation at Gaylord Texan; the preparation for a rooms renovation at JW Marriott Hill Country; and ongoing maintenance capital for each of our current facilities. At this time, the scope of our multiyear capital program remains unchanged; however, the discrete nature of the projects in the pipeline allows us to take a flexible approach to evolving macroeconomic conditions. Further, our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually. Future dividends are subject to our board of directors’ future determinations as to amount and timing. We currently have no debt maturities until May 2027. We believe we will be able to refinance our debt agreements prior to their maturities.

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

Our outstanding principal debt agreements are described below. At September 30, 2025, there were no defaults under the covenants related to our outstanding debt.

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

At September 30, 2025, no amounts were outstanding under the Revolver, and there was $700.0 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under the indentures governing our $1 billion in aggregate principal amount of senior notes due 2032 (the “$1 Billion 6.50% Senior Notes”), our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), our $625 million in aggregate principal amount of senior notes due 2033 (the “$625 Million 6.50% Senior Notes”), our $600 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”) and our $400 million in aggregate principal amount of senior notes due 2028 (the “$400 Million 7.25% Senior Notes”), which we met at September 30, 2025).

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

On April 12, 2024, we entered into an Incremental Tranche B Term Loan Agreement (the “First Incremental Agreement”), which supplemented the Credit Agreement and included the addition of certain new lenders and the removal of certain other lenders. The First Incremental Agreement reduced the applicable interest rate margins to (i) 2.25% for SOFR Loans (as defined in the Credit Agreement) and (ii) 1.25% for base rate loans.

On December 19, 2024, we entered into an additional Incremental Tranche B Term Loan Agreement (the “Second Incremental Agreement”), which supplemented the Credit Agreement. The Second Incremental Agreement reduces the applicable interest rate margins for the refinanced Term Loan B. The applicable interest rate margins for the refinanced Term Loan B under the Second Incremental Agreement are (i) 2.00% for SOFR Loans (as defined in the Credit Agreement) and (ii) 1.00% for base rate loans. Further, the Second Incremental Agreement provides for the applicable interest rate margins to be further reduced by an additional 0.25% upon our meeting certain criteria as set forth in the Second Incremental Agreement.

At September 30, 2025, the interest rate on the Term Loan B was Term SOFR plus 2.00%. Neither the First Incremental Agreement nor the Second Incremental Agreement changed the maturity dates under the Credit Agreement or resulted in any increase in principal indebtedness. In addition, the Second Incremental Agreement confirmed that the annual amortization under the Term Loan B is 1% of the refinanced $293.5 million outstanding principal amount, with the balance due at maturity. At September 30, 2025, $290.6 million in borrowings were outstanding under the Term Loan B.

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

The $700 Million 4.75% Senior Notes are currently redeemable, in whole or in part, at 100% of the principal amount thereof plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

At September 30, 2025, $426.3 million was outstanding under the OEG Term Loan, and there were no amounts outstanding under the OEG Revolver.

The OEG Term Loan and the OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the OEG Credit Agreement: (a) the Alternate Base Rate plus 2.50% or (b) Adjusted Term SOFR plus 3.50% (all as more specifically described in the OEG Credit Agreement). In November 2022, OEG entered into an interest rate swap to fix the SOFR portion of the interest rate on $100.0 million of borrowings at 4.533% through December 2025. In August 2025, OEG entered into an interest rate swap to fix the SOFR portion of the interest rate on $100.0 million of borrowings at 3.214% from December 2025 through December 2028. In September 2025, OEG entered into an additional interest rate swap to fix the SOFR portion of the interest rate on $125.0 million of borrowings at 3.17% through December 2028.

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

The Applicable Rate for borrowings under the OEG Revolver as of September 30, 2025 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans. The Applicable Rate for borrowings under the OEG Term Loan as of September 30, 2025 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at September 30, 2025 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2029 are $880.0 million. These estimated obligations are $61.2 million for the remainder of 2025, $244.5 million in 2026, $237.0 million in 2027, $196.9 million in 2028, and $140.4 million in 2029. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the interest we paid during 2024, 2023 and 2022.

Inflation

Inflation has had a more meaningful impact on our business during recent periods than in historical periods. However, favorable ADR and outside-the-room spend in our Hospitality segment and business levels in our Entertainment segment in recent periods have reduced the impact of increased operating costs on our financial position and results of operations.

Additionally, increased interest rates have driven higher interest expense on our debt than in historical periods, although interest rates on our debt have decreased in the 2025 period, as compared to the 2024 period. In an effort to mitigate the impact of increased interest rates, at September 30, 2025, 88% of our outstanding debt is fixed-rate debt, after considering the impact of interest rate swaps.

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

September 30,
2025
Other assets	$3,978,245
Total assets	$3,978,245

Net payables due to non-guarantor subsidiaries	$234,050
Other liabilities	3,864,512
Total liabilities	$4,098,562
Total noncontrolling interest	$5,013

Nine Months Ended
September 30, 2025
Revenues from non-guarantor subsidiaries	$441,688
Operating expenses (excluding expenses to non-guarantor subsidiaries)	135,740
Expenses to non-guarantor subsidiaries	14,574
Operating income	291,374
Interest income from non-guarantor subsidiaries	1,858
Net income	150,558
Net income available to common stockholders	147,310

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP. Certain of our accounting policies, including those related to impairment of long-lived and other assets, credit losses on financial assets, income taxes, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no newly identified critical accounting policies in the first nine months of 2025, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative market risks since December 31, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).
3.2	Second Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 24, 2023).
22	List of Parent and Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2025).
31.1*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Jennifer Hutcheson pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1**	Certification of Mark Fioravanti and Jennifer Hutcheson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Equity and Noncontrolling Interest (unaudited) for the three and nine months ended September 30, 2025 and 2024, and (v) Notes To Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: November 4, 2025	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Executive Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer