Form 10-K
period 2025-12-31
Ryman Hospitality Properties, Inc.
filed 2026-02-24
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2025 of $98.67 per share was approximately $6,029,634,108 (assuming for this purpose that shares beneficially owned by persons other than officers or directors of the registrant, and their affiliates, are held by non-affiliates).

As of January 30, 2026 there were 63,006,031 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

RYMAN HOSPITALITY PROPERTIES, INC.

2025 ANNUAL REPORT ON FORM 10-K

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

Risk Factors Summary

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Set forth below is a summary list of the principal risk factors as of the date of the filing of this Annual Report on Form 10-K:

●	If Marriott or any future third-party hotel manager does not manage our hotel properties or other businesses successfully, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders may be negatively impacted. Further, the operation and management of our current hotel properties, the operation of which generates substantially all of our Hospitality segment revenue, is concentrated in Marriott.
●	Restrictive covenants and other provisions in our hotel management agreements with third-party hotel managers could limit our ability to sell or lease our hotel properties or refinance our existing debt. In addition, Marriott and any future third-party hotel manager may own or operate hotels that compete with our hotel properties.
●	Our concentration in the hospitality industry, and in particular the group-oriented meetings sector of the hospitality industry, exposes us to certain risks outside of our and Marriott’s control. In addition, the geographic concentration of our current hotel properties subjects us to a greater degree of risk to certain factors.
●	Inflation may adversely affect our financial condition and results of operations.
●	The hotel business is capital-intensive, and our inability to obtain financing or successfully complete acquisitions or capital improvements, or mitigate the disruption associated with them, could limit our growth or impact our performance.
●	Our TRS lessee structure subjects us to the risk of increased hotel operating expenses and the inability of our TRS lessees to make lease payments to us.
●	We and our third-party hotel manager rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure could harm our business. In addition, changes in privacy and data security laws could increase our operating costs and increase our exposure to fines and litigation, and cyber security incidents could have a disruptive effect on our business.
●	Our real estate assets are subject to numerous risks, including environmental regulations that could impose significant financial liability on us and illiquidity of real estate investments. Moreover, compliance with the Americans with Disabilities Act could require us to incur substantial costs.
●	As an owner of hotel properties and operator of leisure businesses, we are subject to risks relating to acts of God, outbreaks of pandemic disease, terrorist activity, geopolitical uncertainty and war. Our operating results and ability to service debt and make distributions to stockholders may be adversely affected by operating risks common to the lodging industry.
●	We are subject to risks associated with our hotel managers’ employment of hotel personnel, particularly with hotels whose managers employ unionized labor, which could increase our hotels’ operating costs, including, but not limited to, an increase in wages and benefit costs, reduce the flexibility of our third-party hotel managers to adjust the size of the workforce at our hotel properties and impair our ability to make distributions to our stockholders. Our business could suffer if our hotel managers cannot attract and retain qualified hotel personnel.
●	Any failure to protect the trademarks and intellectual property used in our business could reduce the value of our brand names and harm our business.
●	Our financial and operating results may suffer if we are unsuccessful in integrating JW Marriott Desert Ridge with our existing assets, and integrating JW Marriott Desert Ridge may be more difficult, costly or time consuming than expected.

●	We conduct the operations of our Entertainment segment through OEG, and our ownership is subject to the terms of agreements with A-OEG Holdings, LLC, an affiliate of Atairos (as defined below in Part I, Item 1). Any disagreement with Atairos or its affiliate may adversely affect our interest in OEG.
●	Hospitality companies have been the target of class actions and other lawsuits alleging violations of federal and state law and other claims, and we may be subject to legal claims.
●	If we fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income. As a REIT, failure to make required distributions to our stockholders would subject us to federal and state corporate income tax.
●	Even though we are conducting our business as a REIT, certain of our business activities will be subject to corporate level income tax, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.
●	Complying with REIT requirements may limit our ability to hedge effectively and increase the costs of our hedging, may cause us to incur tax liabilities, and may limit our flexibility or cause us to forego otherwise attractive opportunities. Further, we may be required to borrow funds, sell assets, or issue equity to satisfy our REIT distribution requirements or maintain the asset ownership tests.
●	Taxation of dividend income could make our stock less attractive to certain investors and reduce the market price of our stock.
●	Legislative or other actions affecting REITs could have a negative effect on us or our stockholders, and even as a REIT, changes in federal, state, or local tax law, interpretations of existing tax law or agreements with tax authorities could affect our profitability and financial condition by increasing our tax costs or reduce the market price of our stock by making an investment in us less attractive to certain investors.
●	The ability of our board of directors to revoke our REIT qualification, without stockholder approval, may cause adverse consequences to our stockholders.
●	Our planned use of TRSs may cause us to fail to qualify as a REIT, and if our leases of our hotel properties to TRS lessees are not true leases for federal income tax purposes, we may fail to qualify as a REIT.
●	If Marriott or any future third-party hotel manager fails to qualify as an “eligible independent contractor,” or if our hotels are not “qualified lodging facilities” (as each such term is defined in the U.S. Internal Revenue Code), we may fail to qualify as a REIT.
●	Our cash distributions are not guaranteed and may fluctuate.
●	We have invested in, and in the future may invest in, joint ventures, certain minority equity interests, mortgage loans or mezzanine debt over which we may not have significant control, to or for which we may owe significant funding or obligations and for which there is no readily available market, and these investments may not be profitable.
●	Our substantial debt could reduce our cash flow and limit our business activities, and our indebtedness is secured by a substantial portion of our assets. In addition, we could be required to refinance our debt before it matures and there is no assurance that we will be able to refinance our debt on acceptable terms.
●	We are a holding company and depend on our subsidiaries’ cash flow to meet our debt service obligations. To service our debt and pay other obligations, we will require a significant amount of cash, which may not be available to us.
●	The agreements governing our debt contain various covenants that may limit our ability to operate our business and impair our ability to make distributions to our stockholders in accordance with our announced intended dividend policy or otherwise.
●	The ownership limitations in our charter may restrict or prevent stockholders from engaging in certain transfers of our common stock.

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

Our core holdings include a network of upscale, meetings-focused resorts totaling 11,869 rooms that are managed by Marriott under the Gaylord Hotels and JW Marriott brands. The five Gaylord Hotels resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). The two JW Marriott resorts, which we refer to as the JW Marriott properties, consist of the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”) (effective June 30, 2023) and the JW Marriott Phoenix Desert Ridge Resort & Spa (“JW Marriott Desert Ridge”) (effective June 10, 2025). Our other hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

We also own an approximate 70% controlling equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which we report as our Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 100 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of six Blake Shelton-themed bar, music venue and event spaces; Category 10, a brand of Luke Combs-themed bar, music venue and event spaces that opened in Nashville, Tennessee in November 2024, with additional locations expected to open in Las Vegas, Nevada in late 2026 and at Universal Orlando Resort’s CityWalk in late 2027; Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”); as of January 3, 2025, a majority and controlling equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company; in January 2026, OEG began managing the Ascend Amphitheater in downtown Nashville, Tennessee; and we expect OEG to begin managing the CCNB Amphitheatre outside of Greenville, South Carolina in February 2026.

Our operations are organized into three principal business segments: (i) Hospitality, which includes our Gaylord Hotels properties, our JW Marriott properties, the Inn at Opryland and the AC Hotel; (ii) Entertainment, which includes the entertainment and media assets comprising OEG; and (iii) Corporate and Other, which includes corporate expenses. These three business segments — Hospitality, Entertainment, and Corporate and Other — represented approximately 83%, 17% and 0%, respectively, of our total revenues for the fiscal year ended December 31, 2025.

Financial information by business segment and for each of our Gaylord Hotels properties as of December 31, 2025 and for each of the three years then ended appears in Item 7, “Management’s Discussion and Analysis of Financial Condition

and Results of Operations,” and in “Note 13 – Financial Reporting by Business Segments” to our consolidated financial statements included in this Annual Report on Form 10-K.

Our Long-Term Strategic Plan

Our goal is to be the nation’s premier hospitality REIT for group-oriented, destination hotel assets in urban and resort markets.

●	Existing Hotel Property Design. Our Gaylord Hotels and JW Marriott properties focus on the large group meetings and regional leisure transient markets in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. This strategy creates a better experience for both meeting planners and guests and has led to our Gaylord Hotels properties and JW Marriott properties claiming a place among the leading convention hotels in the country.
●	Expansion of Hotel Asset Portfolio. Part of our long-term growth strategy includes acquisitions or developments of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We will consider attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are generally interested in highly accessible upper-upscale or luxury assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess significant meeting space or present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We are consistently considering acquisitions that would expand the geographic diversity of our existing asset portfolio. To this end, we purchased JW Marriott Hill Country in June 2023 and JW Marriott Desert Ridge in June 2025.
●	Continued Investment in Our Existing Properties. We continuously evaluate and invest in our current portfolio and consider enhancements or expansions as part of our long-term strategic plan. In early 2024, we identified over $1 billion in capital investment opportunities across our entire hotel portfolio, comprised of projects that we anticipate completing in phases through 2027. In 2024, we completed a $98 million multi-year interior and exterior enhancement project at Gaylord Rockies to better position the property for our group customers. Our ongoing plans for a nearly $225 million multi-phase capital improvement plan at Gaylord Opryland include the expansion of approximately 108,000 square feet of premium, carpeted meeting space; the construction of a sports bar, event lawn and pavilion; and the renovation of multiple ballrooms and pre-function space.
●	Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have invested in six Ole Red locations, purchased Block 21, opened our first Category 10 in November 2024, purchased a majority interest in Southern Entertainment in January 2025, began managing the Ascend Amphitheater in January 2026 and expect to begin managing the CCNB Amphitheatre in February 2026. In September 2025, the Grand Ole Opry traveled to the Royal Albert Hall in London for the first international performance in its history. Further, in 2022, we completed a strategic transaction to sell a minority interest in OEG to an affiliate of Atairos Group, Inc. (“Atairos”) and its strategic partner NBCUniversal Media, LLC, who we believe will continue to help us expand the distribution of our OEG brands.
●	Short-Term Capital Allocation. Our short-term capital allocation strategy is focused on returning capital to stockholders through the payment of dividends, in addition to investing in our assets and operations. Our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually, subject to our board of directors’ future determinations as to the amount of any distributions and the timing thereof.

Description of our Hotel Portfolio

Our Gaylord Hotels properties and JW Marriott properties incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has placed our Gaylord Hotels properties and our JW Marriott properties among the leading convention hotels in the country. Our Gaylord Hotels properties are routinely recognized by many industry and commercial publications, including Gaylord Hotels being named the 2023 and 2024 STELLA Award Gold Winner for best hotel chain by Northstar Meetings Group.

Marriott is responsible for the day-to-day management of our Gaylord Hotels properties, our JW Marriott properties, the Inn at Opryland, and the AC Hotel. We believe that our Gaylord Hotels properties and our JW Marriott properties have benefitted and will continue to benefit from Marriott’s expansive sales force and popular frequent traveler program, as well as its ability to manage group business.

Based on our information and publicly available information, the top 10 non-gaming hotels within the United States with the highest square footage of self-contained exhibit and meeting space as of January 2026 are as follows:

			Total Exhibit and
			Meeting Space
Facility (1)	Location	Hotel Rooms	(sq. ft.)
Gaylord Opryland Resort & Convention Center	Nashville, TN	2,888	640,000
Gaylord National Resort & Convention Center	National Harbor, MD	1,996	501,000
Gaylord Texan Resort & Convention Center	Grapevine, TX	1,814	488,000
Gaylord Palms Resort & Convention Center	Kissimmee, FL	1,718	467,000
Rosen Shingle Creek	Orlando, FL	1,501	445,000
Gaylord Rockies Resort & Convention Center	Aurora, CO	1,501	409,000
Orlando World Center Marriott	Orlando, FL	2,010	360,000
Hilton Anatole	Dallas, TX	1,610	360,000
Gaylord Pacific Resort & Convention Center	Chula Vista, CA	1,600	360,000
Walt Disney World Dolphin	Orlando, FL	1,514	349,000
(1)	Bolded facilities are owned by the Company.

Gaylord Opryland Resort & Convention Center — Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the Ryman Auditorium, the General Jackson Showboat, Gaylord Springs Golf Links (“Gaylord Springs”) – our 18-hole championship golf course with a 40,000 square-foot clubhouse offering meeting space for up to 500 guests – and other attractions in the Nashville area. Gaylord Opryland has 2,888 signature guest rooms, six ballrooms with approximately 127,000 square feet, 106 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 640,000 square feet. Our ongoing plans for a nearly $225 million multi-phase capital improvement plan include the expansion of approximately 108,000 square feet of premium, carpeted meeting space; the construction of a sports bar, event lawn and pavilion; and the renovation of multiple ballrooms and pre-function space. Gaylord Opryland was named a 2024 Award of Excellence Recipient from Corporate & Incentive Travel magazine and has been recognized as a member of Meeting & Conventions’ Hall of Fame.

Gaylord Palms Resort & Convention Center — Kissimmee, Florida. Gaylord Palms has 1,718 signature guest rooms, five ballrooms with approximately 115,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 467,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida, which we have leased pursuant to a 75-year ground lease with a 24-year renewal option. The resort is approximately a five-minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets, a water experience, including a rapid river, and a full-service spa with 20,000 square feet of dedicated space. Hotel guests also have golf privileges at Celebration Golf Club, located approximately two miles from the property. Gaylord Palms is rated as a AAA Four-Diamond Hotel and has been recognized as a member of Meeting & Conventions Hall of Fame.

Gaylord Texan Resort & Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. Of the 85 acres, we own 75 acres and lease approximately 10 acres pursuant to a ground lease. The hotel features a lavish and expansive atrium, 1,814 signature guest rooms, four ballrooms with approximately 115,000 square feet, 100 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 488,000 square feet. The property also includes a number of themed restaurants, retail outlets, a resort pool, a full-service spa with 25,000 square feet of dedicated space, and an entertainment complex consisting of an approximately 39,000 square foot venue with a performance stage, dance floor, and a two-story outdoor deck. Guests also have access to the adjacent Cowboys Golf Club. Gaylord Texan is rated as a AAA Four-Diamond Hotel.

Gaylord National Resort & Convention Center — National Harbor, Maryland. Gaylord National is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 501,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center, a freestanding 29,000-square foot ballroom building offering 16,000 square feet of meeting space on the banks of the Potomac River, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. Gaylord National is rated as a AAA Four-Diamond Hotel.

Gaylord Rockies Resort & Convention Center — Aurora, Colorado. Gaylord Rockies is situated on approximately 85 acres and is located approximately 10 minutes from Denver International Airport. The hotel features a lavish and expansive atrium, 1,501 signature guest rooms, including 114 suites, four ballrooms with up to approximately 60,000 square feet, up to 78 breakout rooms, indoor meeting, exhibit and pre-function space of approximately 409,000 square feet, and additional outdoor meeting space of approximately 75,000 square feet. The property also includes a number of themed restaurants, retail outlets, a full-service spa, six outdoor event spaces and an indoor/outdoor pool complex. Gaylord Rockies is rated as a AAA Four-Diamond Hotel. In 2024, we completed a $98 million multi-year interior and exterior enhancement project at Gaylord Rockies to better position the property for our group customers, being recognized by Northstar Meetings Group as a 2025 STELLA Award Silver Winner for best hotel/resort renovation and a Gold Winner for best décor/design.

JW Marriott San Antonio Hill Country Resort & Spa — San Antonio, Texas. We purchased JW Marriott Hill Country June 30, 2023. The property is situated on approximately 600 acres in the Texan Hill Country region outside of San Antonio. The hotel features 1,002 guest rooms and indoor and outdoor meeting and event space of approximately 268,000 square feet. The property also includes eight food and beverage outlets, a full-service spa with 26,000 square feet of dedicated space, a nine-acre water experience, and TPC San Antonio, which features two 18-hole golf courses. JW Marriott Hill Country is rated as a AAA Four-Diamond Hotel and was named a 2025 STELLA Award Gold Winner for each of best hotel/resort, best hotel/resort event space, best food and beverage, and best golf resort by Northstar Meetings Group.

JW Marriott Phoenix Desert Ridge Resort & Spa — Phoenix, Arizona. We purchased JW Marriott Desert Ridge June 10, 2025. The property is situated on approximately 402 acres of Arizona’s Sonoran Desert. The hotel features 950 guest rooms and indoor and outdoor meeting and event space of approximately 243,000 square feet. The property also includes seven food and beverage outlets, a full-service spa with 28,000 square feet of dedicated space, a 140,000 square-foot water experience, and two 18-hole golf courses. JW Marriott Desert Ridge is rated as a AAA Four-Diamond Hotel and was named a 2025 STELLA Award Bronze Winner for best golf resort by Northstar Meetings Group.

Inn at Opryland. The Inn at Opryland is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space.

AC Hotel. The AC Hotel is located near Gaylord National. The hotel has 192 rooms and approximately 3,700 square feet of meeting space.

Description of our Entertainment Portfolio

The Grand Ole Opry. The Grand Ole Opry, which celebrated its 100th anniversary in 2025, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Grand Ole Opry House, home of the Grand Ole Opry, seats approximately 4,400 and is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and Sirius/XM Radio and streamed on the Internet. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In September 2025, the Grand Ole Opry traveled to the Royal Albert Hall in London for the first international performance in its history. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists and other acts.

Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently in January 2026. Ryman Auditorium has won numerous awards, including “Theatre of the Year” by Pollstar Concert Industry Awards, “Venue of the Year” by the Country Music Association, and “Venue of the Year – Small Capacity” by the Academy of Country Music, winning each on several occasions, and was the first venue inducted into the Pollstar Live Hall of Fame.

Block 21. Block 21, which we purchased in 2022, is a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas. Block 21 is the home of the Austin City Limits Live at the Moody Theater (“ACL Live”), a 2,750-seat entertainment venue that serves as the filming location for the Austin City Limits television series. The Block 21 complex also includes the 251-room W Austin, which Marriott manages, the 3TEN at ACL Live club and approximately 53,000 square feet of other Class A commercial space.

Ole Red. Since 2018, we have opened six Ole Red venues, with locations in downtown Nashville, Tennessee; Gatlinburg, Tennessee; Orlando, Florida; Tishomingo, Oklahoma; at the Nashville International Airport; and Las Vegas, Nevada (which opened in January 2024). Each of these restaurant, bar and live music venues showcase curated country music talent alongside concert-quality production and sound capabilities.

Category 10. In November 2024, we opened Category 10 Nashville after renovating and repositioning the Wildhorse Saloon, our country music performance venue in downtown Nashville. This 67,000 square foot, three-story venue includes a concert hall available for ticketed events, a honky-tonk, a sports bar, an upscale lounge, the largest rooftop venue in downtown Nashville, and numerous food and beverage options. We are currently renovating a location in Las Vegas, Nevada for an additional Category 10 on the Las Vegas strip that we anticipate to open in late 2026, and we recently announced the development of a third location located at Universal Orlando Resort’s CityWalk anticipated to open in late 2027.

Southern Entertainment. In January 2025, we purchased a majority and controlling equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company.

Ascend Amphitheater. In January 2026, we began managing the Ascend Amphitheater, a 6,800-seat amphitheater in downtown Nashville, under an initial ten-year management agreement. As part of the agreement, we committed to invest a minimum of $12 million in capital expenditures to enhance all aspects of the amphitheater as well as an adjacent public greenway.

CCNB Amphitheatre. In February 2026, the City of Simpsonville, South Carolina selected our bid to operate the CCNB Amphitheatre, a 14,000-seat venue outside Greenville, South Carolina. We expect to enter into an initial eleven-year management agreement with the City of Simpsonville to manage the venue. As part of the agreement, we anticipate that we will commit to invest a minimum of $6 million in capital expenditures to enhance all aspects of the venue.

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

The General Jackson Showboat. OEG owns the General Jackson Showboat, a 300-foot, four-deck paddle wheel showboat on the Cumberland River, which flows past the Gaylord Opryland complex in Nashville. Its Victorian Theatre can seat 600 people for banquets and 1,000 people for theater-style presentations. The showboat stages Broadway-style shows and other theatrical productions. The General Jackson is one of many sources of entertainment that is available to conventions held at Gaylord Opryland. During the day, it operates cruises, primarily serving tourists visiting the Gaylord Opryland complex and the Nashville area. Marriott manages the day-to-day operations of the General Jackson.

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

All of our assets are held by, and all of our operations are conducted through, RHP Hotel Properties, LP, a Delaware limited partnership (the “Operating Partnership”), of which we own, directly or indirectly, 99.4% of the partnership interests (collectively, the “OP Units”), including all of the general partnership interests. The Operating Partnership’s limited partnership agreement provides that the OP Units held by other persons may be exchanged on a one-for-one basis for shares of our common stock. Under certain circumstances, we may issue such OP Units as consideration to acquire hotel properties. By offering OP Units, the seller of such hotel property could defer federal income tax on any of the seller’s gains on sale, and this tax advantage may enable us to acquire hotel properties in the future which otherwise may not be available for sale.

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

Our Workforce

As of December 31, 2025, we employed 1,819 people, including 1,012 full-time and 807 part-time and on-call employees in our Entertainment and Corporate segments. We do not have any employees in our direct employment represented by collective bargaining agreements.

Our Hotels and Managed Attractions

Our hotel operator, Marriott, is responsible for hiring and managing the workforce at our Gaylord Hotels properties and JW Marriott properties, as well as the Inn at Opryland, the AC Hotel, Gaylord Springs, the General Jackson and the W Austin. We receive periodic updates from Marriott concerning Marriott’s policies, and we believe they reflect our people-first approach.

Philosophy and Culture

Our people-first philosophy is designed to create a workplace culture where all employees feel respected, valued and inspired. We prioritize communication to ensure our employees feel connected to our company’s goals and engaged in the communities we serve. Our commitment to an inclusive work environment is a top priority. Additionally, our benefits philosophy includes resources to help employees live happier, healthier lives, while rewarding performance and encouraging retention. In the last three years, despite rising healthcare costs, we have kept employee healthcare premium increases at or below 5%. Our people-first culture and our benefits offerings contribute to our ability to remain an employer of choice in each of our markets.

Programs in place to reinforce our people-centric culture include, among others:

●	Inclusion: We are committed to building an inclusive workforce through recruitment initiatives to attract, employ and develop candidates from all backgrounds. We continue to focus on engaging our existing workforce through policies and programs promoting workplace inclusion, and we have also implemented online and in-person learning programs that promote the importance of this work within our organization. We have created additional opportunities for employees to be involved in this important work in our communities through our Volunteer Paid Time Off Policy where full-time employees can receive up to 8 hours of paid time off to volunteer outside the organization.
●	Pay Equity: We conduct regular compensation studies with a third-party to make our positions competitive for the markets in which we operate.
●	Succession Planning and Performance Management: Our employees receive annual performance reviews. Certain full-time, exempt and non-exempt employees set annual goals and are evaluated on these goals and core competencies. We also conduct periodic talent review processes with all departments to identify high-potential individuals and create individualized development plans. Our Performance Management tool allows employees to comment on their progress toward their goals and also allows leaders to track this progress and provide coaching and mentoring in response to their individual needs.
●	Training and Development: We conduct robust onboarding, training and development for all levels of employees focused on our guiding principles (Passion, Respect, Winning Attitude, Integrity, Service, Teamwork, Pride, Creativity and Fun). Through Ryman Hospitality University, we have a physical training space and an online learning portal open to all employees. Courses offered include mandatory annual workplace harassment and safety training for all levels, leadership development programs for various levels of leaders, and numerous professional skills and personal development courses for all employees. Our Spotlight leadership development program provides opportunities for managers to continue developing their skills as they grow their careers with us. We also offer opportunities for employees to network with and learn from our leaders about their unique perspectives and expertise.
●	Employee Engagement: The Company provides regular opportunities for employee engagement, including update meetings where employees can hear directly from senior leadership about business performance and vision for the future. The meetings also celebrate employees demonstrating our workplace values. Weekly and monthly newsletter communications reinforce our people-centric culture, while regular communications from senior leaders ensure all employees have first-hand access to company updates between meetings. Two-way communication is encouraged through employee satisfaction surveys, senior leader-led Think Tanks and focus groups designed to solicit candid feedback from employees. In addition to our current peer-to-peer recognition program that is celebrated quarterly, we offer employee appreciation which includes the Chairman’s Award and Leadership Excellence Award. Both awards recognize exemplary performance throughout different levels of the organization. Finalists for both awards are selected by our Executive Chairman and are recognized at an annual reception.
●	Total Wellbeing/Total Rewards: We offer a competitive and comprehensive pay and benefits package that meets the various needs of our employees. We continually review our programs to ensure they are cost-effective and continue to offer our employees high-quality benefit options that support their physical, emotional and financial health and promote a healthy work-life balance. Offerings include health and welfare plans for full-time employees. We offer all employees a competitive 401(k) plan with employer match, employee assistance programs offering counseling services and financial literacy, on-site wellness events and many other discounts and perks. Additionally, all employees are also eligible for annual performance-based financial bonuses. To support work/life balance, we offer a paid parental leave policy that allows eligible full-time employees who welcome a child four weeks of leave at full pay, including adoption assistance and family planning assistance for eligible employees. To support our employee development strategy, we offer tuition reimbursement for full-time employees.

Sustainability

We have made sustainability a priority throughout our organization and the communities in which we operate. As our portfolio evolves over time, sustainability will continue to increase in significance as we adapt and develop existing assets. We seek to execute any future changes to our portfolio, including with respect to new development, major renovation and ongoing operations, in a socially and environmentally responsible manner. Our asset management team works directly with Marriott for the Marriott-managed properties to develop a short-term and long-term sustainability strategy. In addition, we have made firm commitments to strengthening the local communities in which we operate. The RHP Foundation was established in 2005 to formalize our charitable commitments and to help elevate our impact in these communities.

In October 2025, we published our Sustainability Report, which highlights the environmental and social performance of the Company and includes ongoing initiatives and historical performance in alignment with the Global Reporting Initiative Index and the Sustainability Accounting Standards Board Real Estate Infrastructure Segment Standard. This report is available on our corporate website. The information included in, referenced to, or otherwise accessible through our website, is not incorporated by reference in, or considered to be part of, this Report on Form 10-K or any document unless expressly incorporated by reference therein.

Competition

Hospitality

Our current hotel properties compete with numerous other hotels throughout the United States and abroad, particularly the approximately 100 convention hotels that, on average, have over 1,000 rooms and a significant amount of meeting and exhibit space. We believe that competition among convention hotels is based on, among other things: (i) the hotel’s reputation, (ii) the quality of the hotel’s facility, (iii) the quality and scope of a hotel’s meeting and convention facilities and services, (iv) the desirability of a hotel’s location, (v) travel distance to a hotel for meeting attendees, (vi) a hotel facility’s accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, (viii) service levels at the hotel, and (ix) price. Our hotels also compete against large municipal convention centers, including those in Orlando, Las Vegas, Chicago, Atlanta, Dallas, Nashville, Washington, D.C., Denver, Phoenix and San Antonio. We believe that our hotels’ expansive spaces and quality meeting and convention facilities and services provide a competitive advantage over other hotels and convention centers.

The hotel business is management and marketing intensive. Our current hotel properties compete with other hotels throughout the United States for high-quality management and marketing personnel. We believe that Marriott’s international brand, marketing scale and ability to manage group business have improved our hotels’ competitive position. However, there can be no assurance that Marriott will be able to continue to attract and retain employees with the requisite managerial and marketing skills.

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

Management Agreements

Gaylord Hotels. We are a party to a management agreement with Marriott for each of our Gaylord Hotels properties, as well as a pooling agreement with Marriott with respect to our Gaylord Hotels properties other than Gaylord Rockies, on an aggregate basis. Each of the management agreements other than Gaylord Rockies has a term expiring in 2047, with three automatic 10-year renewal periods (provided the applicable hotel has met certain performance thresholds). Each of these management agreements requires us to pay Marriott a base management fee of approximately 2% of gross revenues from the applicable property for each fiscal year or portion thereof. Additionally, the pooling agreement requires us to pay to Marriott an incentive fee of 10% of the first $15.0 million of pooled available cash flow (which is generally operating profit for the pooled hotels less an owner’s priority) plus 20% of any additional pooled available cash flow over such threshold. The owner’s priority is collectively $240 million, plus certain additional amounts, including at least 10% of certain non-routine capital expenditures and conversion work, and at least 10% of replacements of furniture, fixtures, and equipment and routine capital expenditures in excess of a reserve. If one or more of our Gaylord Hotels properties other than Gaylord Rockies were not a “pooled hotel” (i.e., if we cease to own the hotel or we lease the hotel to a third party), the thresholds used to calculate the incentive fee in the pooling agreement will be adjusted, and the incentive fee for the non-pooled hotel will be based on such hotel’s performance. The management agreements and pooling agreement also contain certain restrictions on our incurring indebtedness that encumber our Gaylord Hotels properties other than Gaylord Rockies on an individual or aggregate basis. The management agreements may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards. The management agreements prohibit us from selling the Gaylord Hotels properties other than Gaylord Rockies to certain persons, including any person who does not, in Marriott’s reasonable judgment, have sufficient financial resources and liquidity to fulfill our obligations under the management agreements, or any person who owns a controlling interest in a hotel brand (e.g., Hilton or Hyatt) totaling at least ten full-service hotels that are not affiliated with a brand but that are marketed and operated as a collective group, if such brand or group of hotels compete with Marriott. In addition, we may not sell a Gaylord Hotels property other than Gaylord Rockies if we are then in breach of the applicable management agreement.

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

JW Marriott Desert Ridge. Marriott manages the day-to-day operations of JW Marriott Desert Ridge pursuant to a management agreement that requires us to pay Marriott a base management fee of approximately 3% of gross revenues for each fiscal year or portion thereof. This management agreement expires in 2027, with five automatic 10-year renewal periods (provided the hotel has met certain performance thresholds). Additionally, this management agreement requires us to pay Marriott an incentive fee of 20% of available cash flow (as defined in the management agreement). The owner’s priority is $34.1 million, plus certain additional amounts, including 11.5% of certain non-routine capital expenditures.

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

W Austin. Marriott manages the day-to-day operations of the W Austin pursuant to a management agreement that requires us to pay Marriott a base management fee of 4.0% of gross revenues. This management agreement expires in 2030, with two five-year renewal options so long as neither party terminates the agreement. Additionally, this management agreement requires us to pay to Marriott an incentive fee of 15% of incentive income (as defined in the management agreement) over a certain threshold.

Total Marriott base management fees incurred for our applicable assets during 2025, 2024 and 2023 were $52.4 million, $48.0 million and $42.8 million, respectively. Total incentive fees incurred during 2025, 2024 and 2023 were $27.4 million, $30.0 million, and $28.5 million, respectively. Management fees are presented in the accompanying financial information net of the amortization of the deferred management rights proceeds discussed further in “Note 5 – Deferred Management Rights Proceeds” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Information About Our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company at January 1, 2026. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	78	Executive Chairman of the Board of Directors
Mark Fioravanti	64	Director, President and Chief Executive Officer
Patrick Chaffin	52	Executive Vice President and Chief Operating Officer – Hotels
Scott J. Lynn	52	Executive Vice President, General Counsel and Secretary
Jennifer Hutcheson	47	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

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

Mark Fioravanti is President and Chief Executive Officer of the Company. Mr. Fioravanti has served as President since March 2015, was appointed Chief Executive Officer as of January 1, 2023, and has served as a director of the Company since February 2022. Mr. Fioravanti previously served as Executive Vice President and Chief Financial Officer of the Company from August 2011 to March 2015 and as Senior Vice President and Chief Financial Officer from June 2009 to August 2011. Until June 2009, Mr. Fioravanti served as Senior Vice President of Finance and Treasurer of the Company, a position he had held since June 2007. Prior to such time, Mr. Fioravanti had served as Executive Vice President of the Company and President of ResortQuest International since March 2004. From August 2002 to March 2004, Mr. Fioravanti was the Company’s Senior Vice President of Marketing. Prior to joining the Company in August 2002, Mr. Fioravanti spent nine years in a variety of roles with casino operator Harrah’s Entertainment, Inc., where he was most recently Vice President of Finance and Administration of Harrah’s New Orleans. Mr. Fioravanti graduated from The Ohio State University, where he earned his B.S. degree. He also holds an MBA from the University of Tennessee. Mr. Fioravanti is a director of Brookdale Senior Living, Inc.

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

Due to federal income tax laws that restrict REITs from operating and managing hotels, we do not operate or manage the day-to-day functions of any of our hotel properties as a REIT. We lease or sublease our hotel properties to our TRS lessees, and such TRS lessees have engaged Marriott as a third-party hotel manager pursuant to hotel management agreements. Marriott manages the day-to-day operations of our Gaylord Hotels properties and JW Marriott properties, as well as the Inn at Opryland, the AC Hotel, Gaylord Springs, the W Austin and the General Jackson. We will identify third-party hotel managers to operate and manage any hotels that we acquire in the future. Our third-party hotel managers are responsible for the day-to-day management of our hotel properties, including, but not limited to, implementing significant operating decisions, setting rates for rooms and meeting space, controlling revenue and expenditures, collecting accounts receivable, and recruiting, employing and supervising employees at our hotel properties. We do not have the authority to require our third-party hotel managers to operate our hotel properties in a particular manner, although we have consent and approval rights for certain matters under our hotel management agreements with Marriott, subject to the limitations described therein. As a result, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders are largely dependent on the ability of our third-party hotel managers to operate our hotel properties successfully. Any failure by our third-party hotel managers to provide quality services and amenities or to maintain and protect a quality brand name and reputation could have a negative impact on their ability to operate and manage our hotel properties successfully and could negatively impact our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

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

Our current hotel properties, the operation of which generates substantially all our Hospitality segment revenue, are operated and managed by Marriott. As a result, our operational risk is concentrated in one third-party hotel manager, which makes us more vulnerable economically to any weakness of Marriott than if we entered into hotel management agreements with several third-party hotel managers. We cannot assure you that Marriott will satisfy its obligations to us or successfully operate and manage our current hotel properties. Any adverse developments in Marriott’s business and affairs, financial strength or ability to operate and manage our current hotel properties successfully could materially reduce our revenues and net income, which could in turn reduce the amount of distributions to our stockholders. If market recognition or the positive perception of Marriott is reduced or compromised, the goodwill associated with the Gaylord Hotels properties and JW Marriott properties in our portfolio may be adversely affected, which could materially reduce our revenues and net income, which could in turn reduce the amount of distributions to our stockholders. Additionally, we rely on the resources of and financial information provided by Marriott to report the financial results of our hotel properties. A failure by Marriott to accurately report the financial results of our hotel properties could materially affect our understanding of the hotel properties’ performance as well as our ability to accurately report on the hotel properties’ performance. Further, Marriott owns the Gaylord Hotels and JW Marriott brands and trademarks, and a failure on their part to maintain quality standards, including at any future projects that we do not own an interest in, could harm the brands and damage our business.

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

Our third-party hotel managers may own or operate hotels that compete with our current hotel properties and any hotel properties that we acquire, which may result in a conflict of interest. For example, Marriott and its affiliates own, have invested in, operate, and have provided credit support or operating guarantees to hotels that compete or will compete with our current hotel properties, including the Marriott Orlando World Center, which competes with Gaylord Palms, the Washington D.C. Marriott Marquis, which competes with Gaylord National, and the Gaylord Pacific Resort & Convention Center (“Gaylord Pacific”), which opened in May 2025, but is not owned by us. As a result, our third-party hotel managers may make decisions regarding competing hotel properties that are not or would not be in our best interest. In addition, such third-party hotel managers’ operation of other hotels may divert attention away from the operation and management of our hotel properties.

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

The ability of Marriott to successfully operate and manage our current hotel properties and convention business is subject to factors beyond our and their control, which could reduce the revenue and operating income of these properties. These factors include:

●	the desirability and perceived attractiveness of the Nashville, Tennessee; Orlando, Florida; Dallas, Texas; San Antonio, Texas; Washington D.C.; Denver, Colorado; and Phoenix, Arizona areas as tourist and convention destinations;
●	adverse changes in the national economy, its effects on us and our customers and in the levels of tourism and convention business that affect our current hotel properties;
●	Marriott’s ability to attract group convention business;
●	Marriott’s ability to contract for and collect attrition and cancellation fees from groups that do not fulfill minimum stay or spending requirements;
●	the opening of other new hotels could impact the group convention business at our current hotel properties, including the May 2025 opening of Gaylord Pacific, which we do not own;
●	the highly competitive nature of the hotel, tourism and convention business in which our hotel properties operate, including the fact that we compete for convention business with publicly-financed civic convention centers;
●	the susceptibility of group convention business to reduced levels of demand during the year-end holiday periods, which Marriott may not be able to offset by attracting sufficient general tourism guests;
●	the level of governmental group business, which has decreased at times in the past due to uncertainty surrounding the U.S. government budget;
●	the financial condition of the airline and other transportation-related industries and the resulting impact on travel; and
●	increases in our operating costs, including supply and labor costs associated with labor shortages, wage increases, any increases in the federal, or any state or local, minimum wage rate, workers’ compensation, healthcare-related costs, and organized labor activities, the last of which, in addition to increasing labor costs, could cause a diversion of business from our hotels involved in labor negotiations and loss of group business.

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

Inflation, which rose to levels not experienced in recent decades, has caused, and could continue to cause, broad price increases. A prolonged inflationary environment, and any fiscal, monetary or other policy interventions by the U.S. government or the Federal Reserve in reaction to such an environment, including increases in federal interest rates, could adversely affect our operating costs, customer spending and bookings, and ability to access the debt markets on favorable terms. If the cost to operate and maintain our hotels and other properties increases faster or at a rate greater than our ability to pass on costs by increasing amounts charged to guests and customers, our financial condition, results of operations and cash flows could be materially and adversely affected.

The hotel business is capital-intensive, and our inability to obtain financing or successfully complete acquisitions or capital improvements, or mitigate the disruption associated with them, could limit our growth or impact our performance.

Acquisitions of hotels will require significant capital expenditures, and hotels that we acquire may need renovations and capital improvements at the time of acquisition. All of our hotel properties will require periodic capital expenditures and renovation to remain competitive. We may also undertake hotel expansions or new features at our existing hotel properties that involve significant capital expenditures, such as our ongoing Gaylord Opryland expansion. If any hotels that we acquire are subject to franchise agreements, the franchisors of these hotels may also require periodic capital improvements as a condition to our maintaining the franchise licenses. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and net of capital gains) each year to maintain our qualification as a REIT for federal income tax purposes. As a result, our ability to fund acquisitions or capital expenditures through any retained earnings or operating cash flow will be limited. Consequently, we will rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Our ability to grow through acquisitions will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

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

Our leases with our TRS lessees require our TRS lessees to make lease payments to us based in part on gross revenues from our hotel properties. Our operating risks include decreases in revenues at our hotel properties and increases in operating expenses at our hotel properties. Decreases in revenues or increases in operating expenses could adversely affect our TRS lessees’ ability to make lease payments due under the leases, including, but not limited to, increases in wage and benefit costs, repair and maintenance expenses, property taxes, insurance costs, supply costs and other operating expenses. Increases in those operating expenses can have a significant adverse impact on our financial condition, results of operations, the market price of our common stock, and our ability to service debt and make distributions to our stockholders.

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

We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information. Various U.S. federal and state laws, PCI security standards, and other information privacy and security standards are all applicable to us. Many states have passed laws regulating how businesses collect and use consumer personal data, and other states are considering enacting similar laws. Significant legislative, judicial or regulatory changes have been and could be issued in the future. These legal requirements are rapidly changing and are not consistent across jurisdictions. Violations of these new laws may subject us to civil monetary penalties. Compliance with changes in applicable data security and privacy laws and regulations and contractual obligations has increased, and may in the future increase, our operating costs and may restrict our business operations, increase our exposure to fines and litigation in the event of alleged noncompliance, and adversely affect our reputation. Moreover, many jurisdictions are considering and adopting regulations governing the use of artificial intelligence and machine learning applications and tools. Compliance with these regulations may be difficult or costly to implement and result in a burden on our operations that use artificial intelligence or machine learning applications and tools. Any failure or perceived failure to comply with these regulations could subject us to enforcement actions, fines, and penalties, or may adversely affect our reputation.

Cybersecurity incidents, including the failure to protect the integrity or availability of IT systems or the security of confidential information, or the introduction of malware or ransomware, could harm our business.

While we have implemented security measures to safeguard our systems and data, our measures or the measures of our service providers or hotel manager may not be sufficient to maintain the confidentiality, integrity, or availability of the data collected, stored, and used to manage our businesses. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to data, failure of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “supply chain” attacks, “phishing” or other types of business email compromises, operator error, or inadvertent releases of data may materially impact our information systems and records of those of our owners, licensees, service providers, or others on which we rely. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access to such systems, have greatly increased in recent years. Like most large multinational corporations, our hotel manager and its service providers have experienced cybersecurity incidents, and attempts to disrupt access to their systems and data or those of properties our hotel manager manages and the frequency and sophistication of such efforts could continue to increase. The rapid evolution and increased adoption of artificial intelligence technologies, by us and our third-party service providers, may also heighten our cybersecurity risks by making cybersecurity incidents more difficult to detect, contain and mitigate. We and our third-party service providers, including our third-party hotel manager, rely on cloud-based services and on remote access to information systems, which further increases our exposure to potential cybersecurity incidents. Any theft, loss, loss of access to, or fraudulent use of guest, associate, owner, licensee, or company data could adversely impact our reputation or the reputation of our hotel manager and could result in remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, compromises in the security of our information systems or those of our owners, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems or our hotel manager’s systems, resulting in operational inefficiencies and a loss of profits, and negative publicity, resulting in tangible adverse effects on our business, including consumer boycotts, cancellations, lost sales or litigation, all of which could affect our market share, reputation, business, financial condition, or results of operations. These events may also cause us to incur substantial costs, including but not limited to, costs associated with remediation for or recovery of stolen assets or information, including ransom costs paid to cyber attackers, costs for sending legally required notifications to customers or other affected individuals, and increased cyber protection costs to guard against opportunities for re-occurrence of a breach. Although we or our manager carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all losses or all types of claims that may arise in connection with cybersecurity incidents, security compromises, and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.

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

Environmental laws, ordinances and regulations of various federal, state, local and foreign governments regulate certain of our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under or in the properties we currently own or operate or those we previously owned or operated. Those laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead- or asbestos-containing materials. Similarly, the operation and closure of storage tanks are often regulated by federal, state, local and foreign laws. Finally, certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, sell or rent our real property. Existing governmental laws and regulations may be revised or new laws and regulations relating to climate change (including, but not limited to, required reduction of carbon emissions or energy usage), air quality or other environmental and health concerns may be adopted or become applicable to us, which could affect the operations of our hotels and/or result in significant additional expense and operating restrictions. The costs to clean up a contaminated property, to defend a claim, or to comply with environmental laws could be material and could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders. Additionally, because we rely on third-party managers to operate our hotel properties and certain attractions, we have limited control over ensuring compliance at those locations with applicable environmental laws or regulations or approving certain remediation action taken by the manager to resolve such issues.

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

As an owner of hotel properties and operator of leisure businesses, we are subject to risks relating to acts of God, outbreaks of pandemic disease, terrorist activity, geopolitical uncertainty and war.

Our operating income and ability to make distributions to our stockholders may be reduced by acts of God, outbreaks of pandemic disease, or acts of terrorism in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Gaylord Opryland, which is located adjacent to the Cumberland River and is protected by levees built to sustain a 100-year flood, suffered flood damage on May 3, 2010 as the river rose to levels that over-topped the levees. We have completed enhancements to the levees that protect the hotel to increase the height of the levees, and we also maintain a prudent level of flood insurance in an amount which we believe is sufficient to respond to any potential flood losses at Gaylord Opryland. While we believe these steps are reasonable given the likelihood of flood damage at Gaylord Opryland, there can be no assurances that flooding will not occur at Gaylord Opryland in the future and that actual flood losses will not be in excess of insurance limits. Some types of losses, such as from flood, earthquake, hurricane, tornado, wildfire, terrorism and environmental hazards, may be either uninsurable, subject to sublimit, or too expensive to justify fully insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, outbreaks of pandemic disease, wars or armed conflicts (including the potential for war or armed conflicts), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty, including increased tariffs, may cause our future results to differ materially from anticipated results.

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

We and our third-party hotel managers compete with other companies both within and outside of the hospitality and entertainment industries for personnel. We and our hotel managers have experienced challenges hiring qualified personnel due to various factors, such as increasing wage expectations and competition for labor from other industries, including the current inflationary environment, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. If we and our hotel managers cannot recruit, train, develop and retain sufficient numbers of associates, we could experience significant negative impacts to our operations, including low employee morale, high employee turnover and low guest satisfaction. Insufficient numbers of personnel could also limit our ability to grow and expand our businesses. Labor shortages have resulted in and could continue to result in higher wages and initial hiring costs, increasing our labor costs and those of our third-party hotel managers, which could reduce our profits and ultimately impair our ability to make distributions to our stockholders. In addition, the efforts and ability of our senior executives are important elements of maintaining our competitive position and driving future growth, and the loss of the services of one or more of our senior executives could result in challenges executing our business strategies or other adverse effects on our business.

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

Our financial and operating results may suffer if we are unsuccessful in integrating JW Marriott Desert Ridge with our existing assets, and integrating JW Marriott Desert Ridge may be more difficult, costly or time-consuming than expected.

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

The ongoing integration of JW Marriott Desert Ridge with our other assets requires the dedication of significant management resources, which may distract management’s attention from day-to-day operations. Phoenix, Arizona is a new market for us, and our relative unfamiliarity with the market may result in our having to devote additional time and expense to gain familiarity with the market and effectively manage this asset. Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in revenue and diversion of management’s time and energy from ongoing business concerns, which could materially affect our results of operations, cash flows and financial position.

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

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Internal Revenue Code of 1986, as amended (the “Code”):

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

The maximum tax rate applicable to “qualified dividend income”, which includes income from dividends paid by domestic C corporations to non-corporate stockholders, is 20.0% plus a 3.8% “Medicare tax” applicable to individuals, trusts and estates whose income exceeds certain thresholds. Dividends payable by REITs generally do not qualify for the reduced tax rate applicable to qualified dividend income. A non-corporate taxpayer, however, may deduct 20% of the ordinary dividends (e.g. dividends that are not “capital gain dividends” or “qualified dividend income”) received from a REIT. Although this deduction reduces the effective U.S. federal income tax rate applicable to certain dividends paid by REITs (which is generally 29.6% based on the current maximum U.S. federal income tax rate for individuals of 37%), this effective tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of our stock.

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

If we fail to comply with certain REIT asset tests at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise attractive assets. These actions may reduce our income and amounts available for distribution to our stockholders.

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

We hold our non-qualifying REIT assets in one or more TRSs. These non-qualifying REIT assets consist primarily of non-real estate assets related to our Hospitality segment and the assets related to our Entertainment segment as historically structured and operated. We conduct a significant portion of our business activities through these TRSs. Under the Code, beginning in 2026, no more than twenty-five percent (25%) of the value of the assets of a REIT may be represented by securities of one or more TRSs and other non-qualifying assets. These limitations may affect our ability to make additional investments in our Entertainment segment as historically structured and operated or in other non-REIT qualifying operations or assets. To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may otherwise be invested in future acquisitions, capital expenditures or repayment of debt, and it is possible that we might be required to borrow funds, sell assets or issue equity to fund these distributions, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings.

Our planned use of TRSs may cause us to fail to qualify as a REIT.

The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings by our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and certain other non-qualifying assets to exceed twenty-five percent (25%) of the fair market value of our assets, we would fail to qualify as a REIT.

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

We currently have a significant amount of debt. At December 31, 2025, we had approximately $4.0 billion of total debt. We may incur additional debt in connection with acquisitions of properties or businesses, development, investment in new projects, renovations, or capital improvement.

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

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain applicable financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-

default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt, including, in the case of our existing credit facility, our subsidiaries that are the fee owners of Gaylord Opryland and Gaylord Texan, their respective direct and indirect parent entities, and the equity of Ryman Hotel Operations Holdco, LLC, a wholly-owned indirect subsidiary of the Company; and in the case of the OEG term loan, the OEG assets. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to pay dividends, incur additional debt and to take other actions might significantly impair our ability to obtain other financing and to make distributions to our stockholders in accordance with any dividend policy.

Our indebtedness is secured by a substantial portion of our assets.

Subject to applicable laws and certain agreed-upon exceptions, our revolving credit facility and term loan B are secured by equity pledges of our subsidiaries that are the fee owners of Gaylord Opryland and Gaylord Texan, their respective direct and indirect parent entities, and the equity of Ryman Hotel Operations Holdco, LLC, a wholly-owned indirect subsidiary of the Company. The OEG term loan and OEG revolver are secured by substantially all of the assets of OEG Finance and each of its subsidiaries. In the event of a default under our credit facility, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.

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

Item 1B.            Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have strategically integrated cybersecurity risk management into our broader enterprise risk management function to promote a company-wide culture of cybersecurity risk management. Our board of directors has general oversight responsibility for our enterprise risk management function, which includes specific areas of focus including competitive, economic, operational, financial (accounting, credit, liquidity and tax), legal, compliance, information technology security programs (including cybersecurity), sustainability/corporate responsibility, political and reputational risks. Our board of directors has delegated oversight of certain of these areas to the committees of our board of directors, including delegating the oversight of our information technology security programs (including cybersecurity) to the risk committee of our board of directors (the “Risk Committee”). We believe this division of risk management-related roles to the committees of our board of directors fosters an atmosphere of significant involvement in the oversight of risk at the board level and complements our risk management policies. The oversight responsibility of our board of directors is facilitated by a management report process that is designed to provide both visibility and transparency to our board of directors about the identification, assessment and management of critical risks and management’s risk mitigation strategies.

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

Our IT Department management team meets monthly to assess and review cybersecurity status, which includes dashboard reviews, operational risks and company compliance. Annually, our internal audit group and third-party consultants meet with our IT Department to perform risk assessment walkthrough meetings, discuss potential enhancements, materiality of risks and alignment with the Center for Internet Security Critical Security Controls framework. In addition, we engage third-party consultants to perform periodic red team exercises and external penetration tests.

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

Item 2.              Properties

Hospitality Segment

			Meeting, Exhibit and
			Pre-Function Space
Hotel	Location	Rooms	(sq. ft.)
Gaylord Opryland	Nashville, TN	2,888	640,000
Gaylord National	National Harbor, MD (Washington, DC area)	1,996	501,000
Gaylord Texan	Grapevine, TX (Dallas area)	1,814	488,000
Gaylord Palms	Kissimmee, FL (Orlando area)	1,718	467,000
Gaylord Rockies	Aurora, CO (Denver area)	1,501	409,000
JW Marriott Hill Country	San Antonio, TX	1,002	268,000
JW Marriott Desert Ridge	Phoenix, AZ	950	243,000
Inn at Opryland	Nashville, TN	303	14,000
AC Hotel	National Harbor, MD (Washington, DC area)	192	3,700

We own our Opryland complex in Nashville, Tennessee, which includes the site of Gaylord Opryland (approximately 172 acres) and Gaylord Springs (over 200 acres). We also own the approximately 6-acre site of the Inn at Opryland, which is located near the Opryland complex. We have leased a 65-acre tract in Osceola County, Florida, on which the Gaylord Palms is located, pursuant to a 75-year ground lease with a 24-year renewal option. We acquired approximately 85 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 10 acres), on which the Gaylord Texan is located. We also own an additional approximately 40 acres of property near the Gaylord Texan. We own approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which the Gaylord National is located and we own fee title to the condominium unit in the eight-story building in which the AC Hotel is located. We own approximately 85 acres on which Gaylord Rockies is located and approximately 130 acres of undeveloped land adjacent to Gaylord Rockies. On June 30, 2023, we purchased approximately 600 acres in San Antonio, Texas, on which JW Marriott Hill Country is located, and in November 2023, we purchased approximately 38 additional adjacent acres. On June 10, 2025, we acquired approximately 402 acres in Phoenix, Arizona, through ownership (approximately 165 acres) and ground lease (approximately 237 acres) on which JW Marriott Desert Ridge is located. Each of our hotel properties in the Hospitality segment is leased or subleased to one of our TRSs, and each such TRS has engaged Marriott to manage the day-to-day operations of the hotel. For a description of the management agreements with Marriott, see “Management Agreements” in Item 1, “Business.” For the operating results of our hotels on a property basis, see “Operating Results – Detailed Segment Financial Information” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Holders

There were approximately 728 record holders of our common stock at January 30, 2026.

Issuer Purchases of Equity Securities

No shares of the Company’s common stock were repurchased during the three months ended December 31, 2025.

Unregistered Sales of Equity Securities

The Company did not sell any of its securities during the fiscal year ended December 31, 2025 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 6. Reserved

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Overview

We are a Delaware corporation, originally incorporated in 1956, that, following our REIT conversion in 2012, began operating as a self-advised and self-administered REIT for federal income tax purposes on January 1, 2013, specializing in group-oriented, destination hotel assets in urban and resort markets. Our core holdings include a network of upscale, meetings-focused resorts totaling 11,869 rooms that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels and JW Marriott brands. The five Gaylord Hotels resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). The two JW Marriott resorts, which we refer to as our JW Marriott properties, consist of the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”) (effective June 30, 2023) and the JW Marriott Desert Ridge Resort & Spa (“JW Marriott Desert Ridge”) (effective June 10, 2025). Our other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

Each of our award-winning Gaylord Hotels properties and JW Marriott properties incorporates not only high-quality lodging, but also large-scale meeting, convention and exhibition space, superb food and beverage options and retail and spa facilities within a single self-contained property. Our Gaylord Hotels properties each include at least 400,000 square feet of meeting, convention and exhibit space, and our JW Marriott properties each contain at least 240,000 square feet of meeting, convention and exhibit space. As a result, our Gaylord Hotels properties and JW Marriott properties provide a convenient and entertaining environment for convention guests. Our Gaylord Hotels properties and JW Marriott properties focus on the large group meetings market in the United States.

Our goal is to be the nation’s premier hospitality REIT for group-oriented, destination hotel assets in urban and resort markets.

We also own an approximate 70% controlling equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which we report as our Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for 100 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of six Blake Shelton-themed bar, music venue and event spaces; Category 10, a brand of Luke Combs-themed bar, music venue and event space that opened in Nashville, Tennessee in November 2024 with additional locations expected to open in Las Vegas, Nevada in late 2026 and at Universal Orlando Resort’s CityWalk in late 2027; Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”); and as of January 3, 2025, a majority equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company. In addition, in

January 2026, OEG began managing the Ascend Amphitheater in downtown Nashville, Tennessee; and we expect OEG to begin managing the CCNB Amphitheatre outside of Greenville, South Carolina in February 2026.

See “Forward-Looking Statements” and “Risk Factors” under Part I of this Annual Report on Form 10-K for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Significant 2025 and 2024 Activities

Significant activities we have undertaken in 2025 and 2024 include (as well as where you can find more information herein or in the accompanying consolidated financial statements):

●	In June 2025, purchased JW Marriott Desert Ridge – Note 1, “Description of the Business and Summary of Significant Accounting Policies”
●	In June 2025, issued $625 million in 6.50% senior notes due 2033 – Note 4, “Debt”
●	In May 2025, issued approximately 3.0 million shares of our common stock – Note 9, “Equity”
●	In April 2025, successfully defeased the previous Block 21 CMBS loan with incremental borrowings under the existing OEG credit facility – Note 4, “Debt”
●	In June 2024, refinanced our existing OEG credit facility, including reducing the applicable interest rate margins under each of the $65 million OEG revolver and $300 million OEG term loan B, as well as upsized the OEG revolver to $80 million of potential capacity – Note 4, “Debt”
●	In March and April 2024, issued $1 billion in 6.50% senior notes due 2032, repaid previously outstanding $800 million Gaylord Rockies term loan, and repaid $200.0 million under our term loan B and reduced the applicable interest rate margins – Note 4, “Debt”
●	Continued investment in our existing properties through $358.2 million and $407.9 million in capital expenditures in 2025 and 2024, respectively – “Liquidity and Capital Resources”
●	Declared approximately $291.3 million and $268.3 million in cash distributions in 2025 and 2024, respectively – Note 9, “Equity”

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

Our Operations

Our operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, our JW Marriott properties (including, effective June 10, 2025, JW Marriott Desert Ridge), the Inn at Opryland, and the AC Hotel.

●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, Southern Entertainment, our other Nashville-based attractions, and, beginning in 2026, the operation of Ascend Amphitheater in downtown Nashville, Tennessee, and the CCNB Amphitheatre outside of Greenville, South Carolina.
●	Corporate and Other, consisting of our corporate expenses.

For the years ended December 31, 2025, 2024 and 2023, our total revenues were divided among these business segments as follows:

Segment	2025	2024	2023
Hospitality	83%	85%	85%
Entertainment	17%	15%	15%
Corporate and Other	0%	0%	0%

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

The results of operations of our Hospitality segment are affected by the number and type of group meetings and conventions scheduled to attend our hotels in a given period. A variety of factors can affect the results of any interim period, including the nature and quality of the group meetings and conventions attending our hotels during such period, which meetings and conventions have often been contracted for several years in advance, the level of attrition our hotels experience, and the level of transient business at our hotels during such period. Increases in costs, including labor costs, insurance costs, costs of food and other supplies, and energy costs have affected our operations in recent years and in the future could negatively affect our results. We rely on Marriott, as the manager of our hotels, to manage these factors and to offset any identified shortfalls in occupancy.

Summary Financial Results

The following table summarizes our financial results for the years ended December 31, 2025, 2024 and 2023 (in thousands, except percentages and per share data):

	2025	% Change	2024	% Change	2023
Total revenues	$2,577,061	10.2%	$2,339,226	8.4%	$2,158,136
Total operating expenses	2,090,049	13.1%	1,848,392	8.4%	1,704,452
Operating income	487,012	(0.8)%	490,834	8.2%	453,684
Net income	247,310	(11.7)%	280,190	(18.0)%	341,800
Net income available to common stockholders	243,425	(10.4)%	271,638	(12.7)%	311,217
Net income available to common stockholders per share - diluted (1)	3.77	(13.9)%	4.38	(18.3)%	5.36
(1)	Diluted outstanding shares for 2025 include the issuance of approximately 3.0 million shares of our common stock in May 2025.

2025 Results as Compared to 2024 Results

The increase in our total revenues during 2025, as compared to 2024, is attributable to increases in Hospitality segment and Entertainment segment revenues of $146.0 million and $91.8 million, respectively, as presented in the tables below.

The increase in total operating expenses during 2025, as compared to 2024, is primarily the result of increases in Hospitality segment and Entertainment segment expenses of $116.3 million and $82.1 million, respectively, and an increase in depreciation expense of $42.5 million, as presented in the tables below. In addition, the 2025 increase in operating expenses is partially attributable to 2024 including a reduction in total operating expenses of $9.1 million related to a refund of Tennessee franchise tax for prior years caused by a change in tax law that did not recur in 2025.

The above factors resulted in a $3.8 million decrease in operating income for 2025, as compared to 2024.

Our $32.9 million decrease in net income in 2025, as compared to 2024, was also driven by the following factors, each as described more fully below:

●	A $23.6 million increase in interest expense, net in 2025, as compared to 2024.
●	A $10.3 million increase in loss from unconsolidated joint ventures in 2025, as compared to 2024.
●	A $6.5 million decrease in provision for income taxes in 2025, as compared to 2024.

Factors and Trends Contributing to Performance and Current Environment

Important factors and trends contributing to our performance during 2025, as compared to 2024, were:

●	The addition of JW Marriott Desert Ridge, including $91.6 million in revenues; for our ownership period, the property averaged $173.85 in RevPAR and $470.26 in Total RevPAR.

●	An increase in same-store (Hospitality segment excluding JW Marriott Desert Ridge) ADR of 3.0% in 2025 over 2024.
●	An increase in same-store transient room nights traveled in 2025 of 5.2% over 2024.
●	An increase in same-store outside-the-room spend of 2.7% in 2025, as compared to 2024, primarily as a result of increases at Gaylord National and Gaylord Rockies, partially offset by a decrease at Gaylord Opryland, as further discussed below.
●	An increase of 8.0% and 8.3% in total revenue and Total RevPAR, respectively, at Gaylord Rockies in 2025, as compared to 2024, primarily as a result of an increase in transient room nights traveled and an 8.3% increase in food and beverage revenue associated with the multi-year enhancement project completed at the property in 2024.
●	An increase of 8.0% and 8.3% in total revenue and Total RevPAR, respectively, at Gaylord National in 2025, as compared to 2024, primarily as a result of an increase in group room nights traveled and the related increase in catering business.
●	An increase of 4.7% and 5.0% in total revenue and Total RevPAR, respectively, at Gaylord Palms in 2025, as compared to 2024, primarily as a result of an increase in transient room nights traveled and a 3.3% increase in ADR.
●	A decrease of 2.3% and 2.0% in total revenue and Total RevPAR, respectively, at Gaylord Opryland in 2025, as compared to 2024, primarily as a result of a decrease in group room nights traveled driven in part by construction-related disruption at the property. The decrease in group room nights traveled was exacerbated by macroeconomic uncertainty.
●	A decrease of 4.8 points of occupancy and 4.1% in RevPAR at Gaylord Texan in 2025, as compared to 2024, due in part to disruption related to the ongoing rooms renovation at the property.
●	Same-store net definite group room nights booked decreased 10.5% in 2025, as compared to 2024, as ongoing economic policy uncertainty has weighed on near-term meeting planner decision-making.
●	Same-store in-the-year-for-the-year cancelled room nights at our hotels increased by approximately 27,000 rooms in 2025, as compared to 2024, as macroeconomic uncertainty has impacted 2025 results.
●	On a same-store basis, group room nights on the books for all future years at our hotels at December 31, 2025 is approximately 1.2% higher than the number on the books at December 31, 2024. In addition, the estimated ADR on those group room nights on the books at December 31, 2025 is approximately 5.3% higher than the estimated ADR on the books at December 31, 2024.
●	Increases of 26.8% and 33.9% in Entertainment segment revenue and Entertainment segment operating expenses, respectively, in 2025, as compared to 2024, primarily related to the January 2025 acquisition of Southern Entertainment, which was negatively impacted by several weather-related events. Entertainment segment results also benefited from the operation of Category 10 Nashville, which opened in November 2024, as well as W Austin, which faced construction-related disruptions in 2024.
●	Total operating expenses for 2024 were reduced by a $9.1 million refund of Tennessee franchise tax for prior years caused by a change in tax law, which did not recur in 2025. This reduction was comprised of $5.6 million, $3.4 million and $0.1 million in our Hospitality segment, Entertainment segment and Corporate and Other segment, respectively.

●	Our strong revenues in recent years have partially mitigated increasing costs in the current inflationary environment, including increased insurance, utilities and other costs. In addition, while in recent years we have experienced higher interest rates than in historical periods, interest rates on our debt decreased in 2025, as compared to 2024.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2025, 2024 and 2023 (in thousands, except percentages and performance metrics):

	2025	% Change		2024	% Change		2023
Revenues:
Rooms	$799,306	7.3%		$744,587	6.2%		$701,138
Food and beverage	993,954	5.6%		940,827	13.1%		831,796
Other hotel revenue	349,826	12.3%		311,636	3.7%		300,544
Total hospitality revenue	2,143,086	7.3%		1,997,050	8.9%		1,833,478
Hospitality operating expenses:
Rooms	190,686	6.3%		179,358	3.2%		173,749
Food and beverage	561,980	8.8%		516,309	10.8%		465,963
Other hotel expenses	613,304	10.4%		555,554	7.0%		519,328
Management fees, net	75,082	2.1%		73,531	10.7%		66,425
Depreciation and amortization	239,857	16.9%		205,189	9.9%		186,749
Total Hospitality operating expenses	1,680,909	9.9%		1,529,941	8.3%		1,412,214
Hospitality operating income	$462,177	(1.1)%		$467,109	10.9%		$421,264
Hospitality performance metrics:
Occupancy	68.7%	(0.4)	pts	69.1%	(2.5)	pts	71.6%
ADR	$266.79	3.5%		$257.81	4.9%		$245.74
RevPAR (1)	$183.29	2.8%		$178.24	1.3%		$175.96
Total RevPAR (2)	$491.44	2.8%		$478.05	3.9%		$460.12
Net Definite Group Room Nights Booked	2,315,281	(6.3)%		2,469,881	4.3%		2,369,060
Same-store Hospitality performance metrics (3):
Occupancy	69.2%	0.1	pts	69.1%	(2.5)	pts	71.6%
ADR	$265.44	3.0%		$257.81	4.9%		$245.74
RevPAR (1)	$183.73	3.1%		$178.24	1.3%		$175.96
Total RevPAR (2)	$492.43	3.0%		$478.05	3.9%		$460.12
Net Definite Group Room Nights Booked	2,209,541	(10.5)%		2,469,881	4.3%		2,369,060
(1)	We calculate Hospitality segment RevPAR by dividing rooms revenue by room nights available to guests for the period. Room nights available to guests include nights that rooms are out of service. Hospitality segment RevPAR is not comparable to similarly titled measures such as revenues.
(2)	We calculate Hospitality segment Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights that rooms are out of service. Hospitality segment Total RevPAR is not comparable to similarly titled measures such as revenues.
(3)	Same-store Hospitality segment metrics do not include JW Marriott Desert Ridge, which we purchased June 10, 2025.

Total Hospitality revenues in 2025 include $44.9 million in attrition and cancellation fee collections, a $1.9 million increase from 2024.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2025	2024	2023
Group	73%	74%	73%
Transient	27%	26%	27%

The type of group based on rooms sold for our Hospitality segment for the years ended December 31 was approximately as follows:

	2025	2024	2023
Corporate Groups	56%	59%	50%
Associations	31%	27%	34%
Other Groups	13%	14%	16%

Other hotel expenses for the following years ended December 31 included (in thousands):

	2025	% Change	2024	% Change	2023
Administrative employment costs	$214,284	9.2%	$196,189	11.4%	$176,112
Utilities	50,855	7.8%	47,197	12.2%	42,055
Property taxes	49,378	10.2%	44,803	12.1%	39,951
Other	298,787	11.8%	267,365	2.4%	261,210
Total other hotel expenses	$613,304	10.4%	$555,554	7.0%	$519,328

Each of the other hotel expense categories above increased in 2025, as compared to 2024, due to the addition of JW Marriott Desert Ridge. Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. The increase in property taxes in 2025, as compared to 2024, also includes slight increases at several Hospitality segment properties due to recent reappraisals. The increase in other expenses, which include supplies, advertising, maintenance costs and consulting costs, during 2025, as compared to 2024, also includes slight increases of various miscellaneous expenses across the Hospitality segment. In addition, 2024 includes a decrease at Gaylord Opryland due to a refund of $5.4 million of Tennessee franchise tax for prior years caused by a change in tax law that did not recur in 2025.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for our Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies and JW Marriott Desert Ridge are approximately 3% of gross revenues, and JW Marriott Hill Country is approximately 3.5% of gross revenues. Additionally, we pay Marriott an incentive management fee based on the profitability of our hotels. We incurred $50.8 million, $46.7 million and $41.3 million in base management fees to Marriott related to our Hospitality segment during 2025, 2024 and 2023, respectively. We also incurred $27.4 million, $29.9 million and $28.3 million in incentive management fees for our Hospitality segment during 2025, 2024 and 2023, respectively. Management fees are presented throughout this Annual Report on Form 10-K net of the amortization of the deferred management rights proceeds discussed in Note 5, “Deferred Management Rights Proceeds,” to the consolidated financial statements included herein.

Hospitality segment depreciation and amortization expense increased in 2025, as compared to 2024, primarily due to the depreciable assets associated with JW Marriott Desert Ridge, which we purchased June 10, 2025, as well as an increase at Gaylord Palms associated with the addition of depreciable assets associated with the property’s rooms and lobby renovation.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the years ended December 31, 2025, 2024 and 2023.

Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	2025	% Change		2024	% Change		2023
Revenues:
Rooms	$193,954	0.1%		$193,803	0.3%		$193,140
Food and beverage	201,694	(5.7)%		213,973	12.0%		190,992
Other hotel revenue	88,456	0.8%		87,776	(3.3)%		90,752
Total revenue	484,104	(2.3)%		495,552	4.4%		474,884
Operating expenses:
Rooms	40,520	(3.0)%		41,774	(3.1)%		43,112
Food and beverage	109,713	(2.9)%		112,958	10.5%		102,213
Other hotel expenses (1)	135,574	2.8%		131,852	(5.0)%		138,828
Management fees, net	21,062	(10.3)%		23,484	8.4%		21,667
Depreciation and amortization	33,122	1.6%		32,588	(2.8)%		33,510
Total operating expenses	339,991	(0.8)%		342,656	1.0%		339,330
Operating income	$144,113	(5.7)%		$152,896	12.8%		$135,554
Performance metrics:
Occupancy	69.1%	(1.8)	pts	70.9%	(2.1)	pts	73.0%
ADR	$266.19	2.9%		$258.62	3.1%		$250.96
RevPAR	$184.00	0.4%		$183.35	0.1%		$183.22
Total RevPAR	$459.25	(2.0)%		$468.82	4.1%		$450.50
(1)	Other hotel expenses for 2024 were reduced by a refund of $5.4 million of Tennessee franchise tax for prior years caused by a change in tax law.

Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	2025	% Change		2024	% Change		2023
Revenues:
Rooms	$114,409	12.7%		$101,519	(10.3)%		$113,235
Food and beverage	145,266	(3.2)%		150,109	2.9%		145,919
Other hotel revenue	56,823	12.0%		50,743	0.6%		50,462
Total revenue	316,498	4.7%		302,371	(2.3)%		309,616
Operating expenses:
Rooms	25,464	2.4%		24,877	(0.8)%		25,080
Food and beverage	82,024	0.7%		81,432	2.4%		79,504
Other hotel expenses	101,760	4.9%		97,044	(2.2)%		99,179
Management fees, net	10,756	4.2%		10,320	(12.6)%		11,814
Depreciation and amortization	34,398	35.1%		25,470	12.5%		22,640
Total operating expenses	254,402	6.4%		239,143	0.4%		238,217
Operating income	$62,096	(1.8)%		$63,228	(11.4)%		$71,399
Performance metrics:
Occupancy	70.7%	6.1	pts	64.6%	(9.1)	pts	73.7%
ADR	$258.14	3.3%		$249.98	2.0%		$245.04
RevPAR	$182.45	13.0%		$161.45	(10.6)%		$180.58
Total RevPAR	$504.73	5.0%		$480.88	(2.6)%		$493.75

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	2025	% Change		2024	% Change		2023
Revenues:
Rooms	$119,712	(4.4)%		$125,205	3.3%		$121,178
Food and beverage	168,609	(0.5)%		169,401	(1.5)%		171,932
Other hotel revenue	60,943	7.8%		56,545	(13.4)%		65,289
Total revenue	349,264	(0.5)%		351,151	(2.0)%		358,399
Operating expenses:
Rooms	26,558	0.3%		26,473	(0.7)%		26,655
Food and beverage	89,186	(0.1)%		89,248	(2.7)%		91,686
Other hotel expenses	95,113	4.5%		91,015	1.9%		89,341
Management fees, net	13,501	(8.8)%		14,810	(7.8)%		16,067
Depreciation and amortization	24,676	6.4%		23,189	1.1%		22,947
Total operating expenses	249,034	1.8%		244,735	(0.8)%		246,696
Operating income	$100,230	(5.8)%		$106,416	(4.7)%		$111,703
Performance metrics:
Occupancy	69.8%	(4.8)	pts	74.6%	(0.3)	pts	74.9%
ADR	$259.13	2.6%		$252.65	3.5%		$244.21
RevPAR	$180.80	(4.1)%		$188.58	3.0%		$183.02
Total RevPAR	$527.50	(0.3)%		$528.90	(2.3)%		$541.30

Gaylord National Results. The results of Gaylord National for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	2025	% Change		2024	% Change		2023
Revenues:
Rooms	$126,315	6.0%		$119,191	(0.4)%		$119,700
Food and beverage	171,211	9.9%		155,836	5.8%		147,346
Other hotel revenue	38,731	6.7%		36,303	(9.5)%		40,093
Total revenue	336,257	8.0%		311,330	1.4%		307,139
Operating expenses:
Rooms	44,090	7.4%		41,045	(2.2)%		41,981
Food and beverage	100,005	10.9%		90,176	2.0%		88,389
Other hotel expenses	99,241	5.4%		94,150	(1.0)%		95,100
Management fees, net	7,382	24.5%		5,929	5.2%		5,635
Depreciation and amortization	33,846	0.4%		33,724	1.1%		33,357
Total operating expenses	284,564	7.4%		265,024	0.2%		264,462
Operating income	$51,693	11.6%		$46,306	8.5%		$42,677
Performance metrics:
Occupancy	67.4%	2.6	pts	64.8%	(3.6)	pts	68.4%
ADR	$257.22	2.2%		$251.80	4.8%		$240.30
RevPAR	$173.38	6.3%		$163.16	(0.7)%		$164.30
Total RevPAR	$461.55	8.3%		$426.17	1.1%		$421.58

Gaylord Rockies Results. The results of Gaylord Rockies for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	2025	% Change		2024	% Change		2023
Revenues:
Rooms	$110,130	6.6%		$103,329	5.9%		$97,530
Food and beverage	162,303	8.3%		149,890	13.3%		132,254
Other hotel revenue	40,800	10.5%		36,922	(0.1)%		36,953
Total revenue	313,233	8.0%		290,141	8.8%		266,737
Operating expenses:
Rooms	24,641	4.0%		23,683	(1.0)%		23,931
Food and beverage	96,594	10.9%		87,070	11.5%		78,079
Other hotel expenses	56,764	(1.1)%		57,400	4.2%		55,095
Management fees, net	9,337	7.8%		8,661	9.1%		7,935
Depreciation and amortization	59,707	4.6%		57,094	0.4%		56,843
Total operating expenses	247,043	5.6%		233,908	5.4%		221,883
Operating income	$66,190	17.7%		$56,233	25.4%		$44,854
Performance metrics:
Occupancy	75.9%	1.6	pts	74.3%	0.9	pts	73.4%
ADR	$264.85	4.6%		$253.11	4.4%		$242.39
RevPAR	$201.02	6.9%		$188.09	5.7%		$178.02
Total RevPAR	$571.73	8.3%		$528.14	8.5%		$486.87

JW Marriott Hill Country Results. The results of JW Marriott Hill Country for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands, except percentages and performance metrics):

	2025	% Change		2024	% Change (1)		2023
Revenues:
Rooms	$80,850	0.4%		$80,526	121.4%		$36,376
Food and beverage	101,301	3.8%		97,610	144.6%		39,910
Other hotel revenue	45,031	6.2%		42,388	156.5%		16,527
Total revenue	227,182	3.0%		220,524	137.6%		92,813
Operating expenses:
Rooms	15,124	(2.0)%		15,437	118.8%		7,055
Food and beverage	53,421	2.9%		51,898	126.5%		22,915
Other hotel expenses	80,586	6.4%		75,710	130.8%		32,805
Management fees, net	8,868	(0.1)%		8,878	315.4%		2,137
Depreciation and amortization	31,781	5.3%		30,193	105.1%		14,718
Total operating expenses	189,780	4.2%		182,116	128.7%		79,630
Operating income	$37,402	(2.6)%		$38,408	191.3%		$13,183
Performance metrics:
Occupancy	67.2%	(2.0)	pts	69.2%	4.3	pts	64.9%
ADR	$329.16	3.7%		$317.32	4.4%		$304.07
RevPAR	$221.06	0.7%		$219.58	11.3%		$197.30
Total RevPAR	$621.17	3.3%		$601.32	19.4%		$503.41
(1)	We purchased JW Marriott Hill Country on June 30, 2023.

JW Marriott Desert Ridge Results. We purchased JW Marriott Desert Ridge on June 10, 2025. The results of JW Marriott Desert Ridge for the period from June 10, 2025 to December 31, 2025 are as follows (in thousands, except percentages and performance metrics):

2025
Revenues:
Rooms	$33,858
Food and beverage	39,674
Other hotel revenue	18,051
Total revenue	91,583
Operating expenses:
Rooms	8,094
Food and beverage	27,358
Other hotel expenses	35,067
Management fees, net	2,740
Depreciation and amortization	19,103
Total operating expenses	92,362
Operating loss	$(779)
Performance metrics:
Occupancy	57.7%
ADR	$301.38
RevPAR	$173.85
Total RevPAR	$470.26

Entertainment Segment

The following presents the financial results of our Entertainment segment for the years ended December 31, 2025, 2024 and 2023 (in thousands, except percentages):

	2025	% Change	2024	% Change	2023
Revenues	$433,975	26.8%	$342,176	5.4%	$324,658
Operating expenses (1)	(323,948)	33.9%	(241,847)	8.1%	(223,663)
Preopening costs	(2,882)	(37.6)%	(4,618)	253.1%	(1,308)
Loss on sale of assets	(1,296)	100.0%	—	—%	—
Depreciation and amortization	(37,310)	26.4%	(29,519)	25.0%	(23,611)
Operating income	$68,539	3.5%	$66,192	(13.0)%	$76,076
(1)	Operating expenses for 2024 were reduced by a refund of $3.4 million of Tennessee franchise tax for prior years caused by a change in tax law.

Revenues increased in our Entertainment segment in 2025, as compared to 2024, primarily related to Southern Entertainment, which we purchased in January 2025, Category 10 Nashville, which opened in November 2024, and W Austin, which faced construction-related disruptions in 2024.

Entertainment segment operating expenses increased in 2025, as compared to 2024, primarily related to Southern Entertainment, the operations of Category 10 Nashville, and higher business levels at W Austin. In addition, 2024 included a refund of Tennessee franchise tax for prior years caused by a change in tax law that did not recur in 2025.

Depreciation and amortization increased in 2025, as compared to 2024, primarily associated with the increase in depreciable and amortizable assets associated with Category 10 Nashville and Southern Entertainment, as well as increased depreciation and amortization related to Block 21 attributable to construction enhancements completed at the property in 2024 and the first half of 2025.

Corporate and Other Segment

The following presents the financial results of our Corporate and Other segment for the years ended December 31, 2025, 2024 and 2023 (in thousands, except percentages):

	2025	% Change	2024	% Change	2023
Operating expenses	$42,771	2.3%	$41,819	(2.3)%	$42,789
Gain on sale of assets	—	100.0%	(270)	(100.0)%	—
Depreciation and amortization	933	1.6%	918	5.9%	867
Operating loss	$(43,704)	(2.9)%	$(42,467)	2.7%	$(43,656)

Corporate and Other operating expenses, which consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs, increased in 2025, as compared to 2024, primarily as a result of increased employment expenses.

Operating Results – Preopening costs

Preopening costs for 2025 primarily include costs associated with Category 10 Las Vegas, which is expected to open in late 2026. Preopening costs for 2024 primarily include costs associated with Category 10 Nashville, which opened in November 2024 and Ole Red Las Vegas, which opened in January 2024.

Operating Results – Gain (Loss) on Sale of Assets

Loss on sale of assets for 2025 includes the sale of miscellaneous Entertainment segment assets. Gain on sale of assets for 2024 includes the sale of miscellaneous corporate assets.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the years ended December 31, 2025, 2024 and 2023 (in thousands, except percentages):

	2025	% Change	2024	% Change	2023
Interest expense	$(241,270)	(7.0)%	$(225,395)	(6.6)%	$(211,370)
Interest income	20,299	(27.4)%	27,977	30.6%	21,423
Loss on extinguishment of debt	(2,922)	(17.9)%	(2,479)	(10.1)%	(2,252)
Income (loss) from unconsolidated joint ventures	(10,025)	(3,745.5)%	275	101.6%	(17,308)
Other gains and (losses), net	1,540	(45.3)%	2,814	(28.2)%	3,921
(Provision) benefit for income taxes	(7,324)	47.1%	(13,836)	(114.8)%	93,702

Interest Expense

The following presents interest expense associated with our outstanding borrowings, including the impact of interest rate swaps for the years ended December 31, 2025, 2024 and 2023 (in thousands, except percentages):

	2025	% Change	2024	% Change	2023
RHP Revolving Credit Facility	$4,225	4.2%	$4,056	(2.4)%	$4,156
RHP Term Loan B	19,804	(28.5)%	27,703	(11.8)%	31,395
RHP Senior Notes	183,807	28.0%	143,592	83.0%	78,481
Gaylord Rockies Term Loan	—	(100.0)%	15,495	(72.5)%	56,295
OEG Revolver	1,229	(42.2)%	2,127	66.6%	1,277
OEG Term Loan	33,157	8.1%	30,682	(6.7)%	32,881
Block 21 CMBS Loan	2,683	(68.1)%	8,421	(0.9)%	8,499
Other (1)	(3,635)	45.6%	(6,681)	(313.9)%	(1,614)
Total interest expense	$241,270	7.0%	$225,395	6.6%	$211,370
(1)	Other includes capitalized interest, as well as other miscellaneous items.

Interest expense increased in 2025, as compared to 2024, due primarily to higher levels of indebtedness attributable to the issuance of $625 million in 6.50% senior notes in June 2025, partially offset by a reduction in interest expense associated with the Term Loan B as a result of a reduction in the outstanding borrowing amount during 2024.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 6.5% and 6.7% in 2025 and 2024, respectively.

Interest Income

Interest income includes amounts earned on our cash balances, as well as the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 3, “Notes Receivable,” to the accompanying consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

As a result of the April 2025 incremental borrowing under the OEG credit agreement and the defeasance of the Block 21 CMBS loan, we recognized a loss on extinguishment of debt of $2.9 million in 2025.

As a result of the March 2024 repayment of the Gaylord Rockies $800 million term loan, the April 2024 repricing of the RHP term loan B, the June 2024 refinancing of the OEG credit agreement, and the December 2024 repricing of the RHP term loan B, we recognized a loss on extinguishment of debt of $2.5 million in 2024.

Income (Loss) from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures for 2025 represents a loss on an equity method investment.

Other Gains and (Losses), net

Other gains and (losses), net for 2025 and 2024 primarily includes a gain of $3.3 million and $3.2 million, respectively, from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses.

(Provision) Benefit for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

During 2025 and 2024, we recorded an income tax provision of $7.3 million and $13.8 million, respectively. These results differ from the statutory rate primarily due to the REIT dividends paid deduction and changes in income at our TRSs in both years.

The Company recognized the impact of the One Big Beautiful Bill Act (“OBBBA”), which was enacted on July 4, 2025, during 2025. The related adjustments to deferred tax assets and liabilities, and the resulting income tax expense, did not have a material impact on our financial statements.

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

The following is a reconciliation of our consolidated GAAP net income to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Net income	$247,310	$280,190	$341,800
Interest expense, net	220,971	197,418	189,947
Provision (benefit) for income taxes	7,324	13,836	(93,702)
Depreciation and amortization	278,100	235,626	211,227
(Gain) loss on sale of assets	1,296	(270)	—
Pro rata EBITDAre from unconsolidated joint ventures	1	5	25
EBITDAre	755,002	726,805	649,297
Preopening costs	2,882	4,618	1,308
Non-cash lease expense	4,743	3,501	5,710
Equity-based compensation expense	14,061	13,891	15,421
Pension settlement charge	773	858	1,313
Interest income on Gaylord National bonds	4,277	4,616	4,936
Loss on extinguishment of debt	2,922	2,479	2,252
Transaction costs of acquisitions	106	1,209	—
Pro rata adjusted EBITDAre from unconsolidated joint ventures (1)	9,927	(272)	10,508
Adjusted EBITDAre	794,693	757,705	690,745
Adjusted EBITDAre of noncontrolling interest	(33,399)	(31,746)	(29,884)
Adjusted EBITDAre, excluding noncontrolling interest	$761,294	$725,959	$660,861
(1)	Includes losses associated with two equity method investments.

The following is a reconciliation of our consolidated GAAP net income available to common stockholders to FFO and Adjusted FFO for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Net income available to common stockholders	$243,425	$271,638	$311,217
Noncontrolling interest in OP Units	1,555	1,792	2,118
Net income available to common stockholders and unit holders	244,980	273,430	313,335
Depreciation and amortization	277,728	235,437	211,064
Adjustments for noncontrolling interest	(12,147)	(8,856)	(7,083)
Pro rata adjustments from joint ventures	—	5	73
FFO available to common stockholders and unit holders	510,561	500,016	517,389
Right-of-use asset amortization	372	189	163
Non-cash lease expense	4,743	3,501	5,710
Pension settlement charge	773	858	1,313
Pro rata adjustments from joint ventures (1)	9,927	(272)	10,508
(Gain) loss on sale of assets	1,296	(270)	—
Amortization of deferred financing costs	11,926	10,655	10,663
Amortization of debt discounts and premiums	1,762	2,397	2,325
Loss on extinguishment of debt	2,922	2,479	2,252
Adjustments for noncontrolling interest	(7,226)	(3,137)	18,635
Transaction costs of acquisitions	106	1,209	—
Deferred tax provision (benefit)	2,430	10,196	(95,825)
Adjusted FFO available to common stockholders and unit holders	$539,592	$527,821	$473,133
(1)	Includes losses associated with two equity method investments.

Liquidity and Capital Resources

Cash Flows Provided By Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During 2025, our net cash flows provided by operating activities were $590.6 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of approximately $563.9 million and favorable changes in working capital of approximately $26.8 million. The favorable changes in working capital primarily resulted from an increase in deferred revenues associated with increased advanced room deposits on future hotel room stays and increased advanced ticket sales on future concerts and events, partially offset by a decrease in accounts payable due to the timing of payments.

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

Cash Flows Used in Investing Activities. During 2025, our primary use of funds for investing activities was the use of $862.0 million to purchase JW Marriott Desert Ridge and purchases of property and equipment, which totaled $358.2 million. Purchases of property and equipment consisted primarily of projects at Gaylord Opryland, including a meeting space expansion, the renovation of an existing ballroom and pre-function space, and the development of a sports bar, pavilion and event lawn; a rooms renovation at Gaylord Texan; and ongoing maintenance capital expenditures for each of our existing properties.

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

Cash Flows Provided By (Used In) Financing Activities. Our cash flows from financing activities primarily reflect the incurrence and repayment of long-term debt and the payment of cash distributions. During 2025, net cash flows provided by financing activities were $567.3 million, primarily reflecting the issuance of $625.0 million in senior notes and $275.5 million in net proceeds from the issuance of approximately 3.0 million shares of our common stock, partially offset by the payment of $285.6 million in cash distributions, the net repayment of $21.0 million under the OEG revolving credit facility, and the payment of $13.1 million in deferred financing costs.

During 2024, net cash flows used in financing activities were $290.3 million, primarily reflecting the issuance of $1 billion in 6.50% senior notes, offset by the prepayment of the Gaylord Rockies $800.0 million term loan, the net repayment of $203.5 million under our term loan B, the payment of $266.1 million in cash distributions, and the payment of $23.7 million in deferred financing costs.

Liquidity

At December 31, 2025, we had $471.4 million in unrestricted cash and $780.0 million available for borrowing in the aggregate under our revolving credit facility and the OEG revolving credit facility. During 2025, we issued $625.0 million in new 6.50% senior notes, received $275.5 million in net proceeds from the issuance of approximately 3.0 million shares of our common stock, used $862.0 million in net cash to purchase JW Marriott Desert Ridge, incurred capital expenditures of $358.2 million and paid $285.6 million in cash distributions. These changes, partially offset by the cash flows provided by operations discussed above, were the primary factors in the decrease in our cash balance from 2024 to 2025.

We anticipate investing in our operations during 2026 by spending between approximately $350 million and $450 million in capital expenditures, which includes a meeting space expansion at Gaylord Opryland; rooms renovations at Gaylord Texan and JW Marriott Hill Country; the construction of Category 10 Las Vegas; the construction of Category 10 at Universal Orlando Resort’s CityWalk; and ongoing maintenance capital for each of our current facilities. Further, our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually. We currently have no debt maturities until October 2027. We believe we will be able to refinance our debt agreements prior to their maturities.

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

Our outstanding principal debt agreements are described below. At December 31, 2025, there were no defaults under the covenants related to our outstanding debt.

Principal Debt Agreements

Credit Facility. On May 18, 2023, we entered into a Credit Agreement (as modified pursuant to the First Incremental Agreement, the Second Incremental Agreement and the First Amendment (each as hereinafter defined), the “Credit Agreement”), among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

The Credit Agreement provides for a senior secured term loan B (the “Term Loan B”) (in the original principal amount of $500.0 million and as of December 31, 2025 with an outstanding principal amount equal to $289.9 million) and a revolving credit facility (the “Revolver”) in an original aggregate principal amount equal to $700.0 million and as of January 28, 2026 increased to $850.0 million pursuant to Amendment No. 1 to Credit Agreement (the “First Amendment”), as well as an accordion feature that will allow us to increase the facilities by an aggregate of up to $475 million, which may be allocated between the Revolver and the Term Loan B at our option.

Each of the Revolver and Term Loan B is guaranteed by us, each of our subsidiaries that own the Gaylord Hotels properties and the JW Marriott properties and certain of our other subsidiaries. Each of the Revolver and the Term Loan B is secured by equity pledges of our subsidiaries that are the fee owners of Gaylord Opryland and Gaylord Texan, their respective direct and indirect parent entities, and the equity of Ryman Hotel Operations Holdco, LLC, a wholly owned indirect subsidiary of the Company. Assets and equity of OEG are not subject to the liens of the Credit Agreement.

In addition, the Revolver contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. Per the First Amendment to the Credit Agreement, the material financial covenants, ratios or tests contained in the Revolver are as follows:

●	We must maintain a consolidated net leverage ratio of not greater than 7.25x.
●	We must maintain a consolidated fixed charge coverage ratio of not less than 1.50x.
●	Our secured indebtedness must not exceed 45% of consolidated total asset value.
●	Our secured recourse indebtedness must not exceed 10% of consolidated total asset value.

●	Unencumbered leverage ratio must not exceed 60% (with the ability to surge to 65% in connection with a material acquisition).
●	Unencumbered adjusted NOI to unsecured interest expense ratio of not less than 2.0x.

If an event of default shall occur and be continuing under the Credit Agreement, the commitments under the Credit Agreement may be terminated and the principal amount outstanding under the Credit Agreement, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Revolving Credit Facility. Per the First Amendment to the Credit Agreement, the maturity date of the Revolver is January 28, 2030, with the option to extend the maturity date for a maximum of one additional year through either (i) a single 12-month extension option or (ii) two individual six-month extensions. Borrowings under the Revolver bear interest at an annual rate equal to, at our option, either (i)  Term SOFR plus the applicable margin ranging from 1.40% to 2.00%, (ii) Daily Simple SOFR plus the applicable margin ranging from 1.40% to 2.00% or (iii) a base rate as set in the Credit Agreement plus the applicable margin ranging from 0.40% to 1.00%, with each option dependent upon our consolidated net leverage ratio (as defined in the Credit Agreement). Principal is payable in full at maturity.

For purposes of the Revolver, each of Term SOFR and Daily Simple SOFR are subject to a floor of 0.00%.

At December 31, 2025 (prior to the effectiveness of the First Amendment), no amounts were outstanding under the Revolver, and there was $700.0 million of availability under the Revolver as of December 31, 2025 (subject to the satisfaction of debt incurrence tests under the indentures governing our $1 billion in aggregate principal amount of senior notes due 2032 (the “$1 Billion 6.50% Senior Notes”), our $700 million in aggregate principal amount of senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), our $625 million in aggregate principal amount of senior notes due 2033 (the “$625 Million 6.50% Senior Notes”), our $600 million in aggregate principal amount of senior notes due 2029 (the “$600 Million 4.50% Senior Notes”) and our $400 million in aggregate principal amount of senior notes due 2028 (“$400 Million 7.25% Senior Notes”), which we met at December 31, 2025).

Term Loan B. The Term Loan B has a maturity date of May 18, 2030. As of December 31, 2025, the applicable interest rate margin for borrowings under the Term Loan B is, at our option, either (i) 1.75% for SOFR Loans (as defined in the Credit Agreement) and (ii) 0.75% for base rate loans.

At December 31, 2025, the interest rate on the Term Loan B was Term SOFR plus 1.75%. The annual amortization under the Term Loan B is 1% of the refinanced $293.5 million outstanding principal amount, with the balance due at maturity. At December 31, 2025, $289.9 million in borrowings were outstanding under the Term Loan B.

For purposes of the Term Loan B, each of Term SOFR and Daily Simple SOFR are subject to a floor of 0.00%.

$1 Billion 6.50% Senior Notes. On March 28, 2024, the Operating Partnership and RHP Finance Corporation (“Finco”) (collectively, the “issuing subsidiaries”) completed the private placement of $1.0 billion in aggregate principal amount of 6.50% senior notes due 2032, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $1 Billion 6.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $1 Billion 6.50% Senior Notes have a maturity date of April 1, 2032 and bear interest at 6.50% per annum, payable semi-annually in cash in arrears on April 1 and October 1 each year. The $1 Billion 6.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $700 Million 4.75% Senior Notes, the $625 Million 6.50% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $1 Billion 6.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $1 Billion 6.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $1 Billion 6.50% Senior Notes.

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

$700 Million 4.75% Senior Notes. In September 2019, the Operating Partnership and Finco completed the private placement of $500.0 million in aggregate principal amount of senior notes due 2027, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $500 Million 4.75% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $500 Million 4.75% Senior Notes have a maturity date of October 15, 2027 and bear interest at 4.75% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The $500 Million 4.75% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $625 Million 6.50% Senior Notes, the $600 Million 4.50% Senior Notes, and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $500 Million 4.75% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $500 Million 4.75% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $500 Million 4.75% Senior Notes.

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

The $700 Million 4.75% Senior Notes are redeemable, in whole or in part, at 100% of the principal amount thereof plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

$600 Million 4.50% Senior Notes. In February 2021, the Operating Partnership and Finco completed the private placement of $600.0 million in aggregate principal amount of senior notes due 2029, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $600 Million 4.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $600 Million 4.50% Senior Notes have a maturity date of February 15, 2029 and bear interest at 4.50% per annum, payable semi-annually in cash in arrears on February 15 and August 15 each year. The $600 Million 4.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes, the $625 Million 6.50% Senior Notes, and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $600 Million 4.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $600 Million 4.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $600 Million 4.50% Senior Notes.

The $600 Million 4.50% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is currently 100.750% and will be 100.000% beginning on February 15 of 2027, plus accrued and unpaid interest thereon to, but not including, the redemption date.

$400 Million 7.25% Senior Notes. In June 2023, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of 7.25% senior notes due 2028, which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $400 Million 7.25% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association as trustee. The $400 Million 7.25% Senior Notes have a maturity date of July 15, 2028 and bear interest at 7.25% per annum, payable semi-annually in cash in arrears on January 15 and July 15 each year. The $400 Million 7.25% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes, the $625 Million 6.50% Senior Notes and $600 Million 4.50% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 7.25% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 7.25% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 7.25% Senior Notes.

The $400 Million 7.25% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is currently 103.625% and will be 101.813% and 100.000% beginning on July 15 of 2026 and 2027, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

The 2024 OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “2024 OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $80.0 million (the “OEG Revolver”). The 2024 OEG Term Loan refinanced and replaced the former term loan in the outstanding principal amount of $294.8 million as of June 28, 2024 and the OEG Revolver replaces the former senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million.

On April 28, 2025, OEG Borrower and OEG Finance entered into a Second Amendment, which amended the 2024 OEG Credit Agreement (as amended, the “OEG Credit Agreement”) in which OEG Borrower obtained an incremental term loan in an aggregate principal amount equal to $130.0 million (the “Incremental OEG Loan”) on the same terms as the 2024 OEG Term Loan. The net proceeds of the Incremental OEG Loan, together with cash on hand, were used to defease the Block 21 CMBS Loan (as defined below) in full, which released the borrower thereunder from the $127.9 million amount outstanding under the Block 21 CMBS Loan. The OEG Credit Agreement provides for (i) a senior secured term loan facility in an aggregate principal amount equal to $428.5 million (the “OEG Term Loan”) and (ii) the OEG Revolver. The Incremental OEG Loan did not change any applicable interest rates or maturity dates of any indebtedness under the 2024 OEG Credit Agreement. In addition, the terms of the Incremental OEG Loan confirm that the annual amortization under the OEG Term Loan is approximately 1% of the refinanced $428.5 million outstanding principal amount, with the balance due at maturity.

At December 31, 2025, $425.3 million was outstanding under the OEG Term Loan, and there were no amounts outstanding under the OEG Revolver.

The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the OEG Credit Agreement, (a) the Alternate Base Rate plus 2.50% or (b) Adjusted Term SOFR plus 3.50% (all as more specifically described in the OEG Credit Agreement). In November 2022, OEG entered into an interest rate swap to fix the SOFR portion of the interest rate on $100.0 million of borrowings at 4.533% through December 2025. In August 2025, OEG entered into an interest rate swap to fix the SOFR portion of the interest rate on $100.0 million of borrowings at 3.214% from December 2025 through December 2028. In September 2025, OEG entered into an additional interest rate swap to fix the SOFR portion of the interest rate on $125.0 million of borrowings at 3.17% through December 2028.

Borrowings under the OEG Revolver bear interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the OEG Credit Agreement, (a) the Alternate Base Rate plus the Applicable Rate (as defined in the OEG Credit Agreement) or (b) Adjusted Term SOFR plus the Applicable Rate. Under the OEG Credit Agreement, (i) the Applicable Rate for Alternative Base Rate loans will be between 2.75% and 2.25% and (ii) the Applicable Rate for Adjusted Term SOFR loans will be between 3.75% and 3.25%, in each of (i) and (ii) based upon the First Lien Leverage Ratio of OEG Finance and its consolidated subsidiaries (as more specifically described in the OEG Credit Agreement).

The Applicable Rate for borrowings under the OEG Revolver as of December 31, 2025 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans. The Applicable Rate for borrowings under the OEG Term Loan as of December 31, 2025 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans.

The OEG Term Loan matures on June 28, 2031, and the OEG Revolver matures on June 28, 2029.

Block 21 CMBS Loan. In connection with the purchase of Block 21 in May 2022, a subsidiary of the Company assumed a $136 million, ten-year, non-recourse term loan secured by a mortgage on Block 21 (the “Block 21 CMBS Loan”).The proceeds of the Incremental OEG Loan described above were used to defease the Block 21 CMBS Loan in full in April 2025.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at December 31, 2025 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations over the next five years are $913.9 million. These estimated obligations are $240.0 million in 2026, $232.6 million in 2027, $192.6 million in 2028, $137.4 million in 2029, and $111.3 million in 2030. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental

Cash Flow Information” in Note 1 to our consolidated financial statements included herein for a discussion of the interest we paid during 2025, 2024 and 2023.

Inflation

Inflation has had a more meaningful impact on our business during recent periods than in historical periods. However, favorable ADR and outside-the-room spend in our Hospitality segment and business levels in our Entertainment segment in recent years have reduced the impact of increased operating costs on our financial position and results of operations.

Additionally, increased interest rates have driven higher interest expense on our debt than in historical periods, although interest rates on our debt have decreased in 2025, as compared to 2024. In an effort to mitigate the impact of increased interest rates, at December 31, 2025, 88% of our outstanding debt is fixed-rate debt, after considering the impact of interest rate swaps.

A prolonged inflationary environment could adversely affect our operating costs, customer spending and bookings, and our financial results.

Supplemental Guarantor Financial Information

The Company’s $1 Billion 6.50% Senior Notes, $700 Million 4.75% Senior Notes, $625 Million 6.50% Senior Notes, $600 Million 4.50% Senior Notes and $400 Million 7.25% Senior Notes were each issued by the Operating Partnership and Finco (collectively, the “Issuers”) and are guaranteed on a senior unsecured basis by the Company (as the parent company), each of the Operating Partnership’s subsidiaries that own the Gaylord Hotels properties, the JW Marriott properties and certain other of the Company’s subsidiaries, each of which also guarantees the Operating Partnership’s Credit Agreement, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The Guarantors are 100% owned by the Operating Partnership or the Company, and the guarantees are full and unconditional and joint and several. The guarantees rank equally in right of payment with each Guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such Guarantor. Not all of the Company’s subsidiaries have guaranteed these senior notes, and the guarantees are structurally subordinated to all indebtedness and other obligations of such subsidiaries that have not guaranteed these senior notes.

The following tables present summarized financial information for the Issuers and the Guarantors on a combined basis and the intercompany balances and transactions between these parties, as well as any investments in or equity in earnings from non-guarantor subsidiaries, have been eliminated (amounts in thousands):

December 31,
2025
Other assets	$3,932,230
Total assets	$3,932,230

Net payables due to non-guarantor subsidiaries	$214,188
Other liabilities	3,850,494
Total liabilities	$4,064,682
Total noncontrolling interest	$5,003

Year Ended
December 31, 2025
Revenues from non-guarantor subsidiaries	$618,797
Operating expenses (excluding expenses to non-guarantor subsidiaries)	183,364
Expenses to non-guarantor subsidiaries	15,249
Operating income	420,184
Interest income from non-guarantor subsidiaries	2,484
Net income	226,247
Net income available to common stockholders	222,362

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

Credit losses on financial assets. We assess our financial assets, including the bonds we received in 2008 related to the Gaylord National construction (“Gaylord National Bonds”), for credit losses utilizing the expected loss model prescribed by ASC 326, “Financial Instruments – Credit Losses,” and record a reserve, in the form of an allowance for credit losses, against the amortized cost basis for the portion of the financial asset that will not be recovered due to credit losses.

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

In addition, we must evaluate uncertainties in the application of complex tax regulations in the calculation of tax liabilities. We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We make this assessment based on only the technical merits of the tax position. At December 31, 2025 and 2024, we had no accruals for unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2025 and 2024, we have accrued no interest or penalties related to uncertain tax positions.

Acquisitions and Purchase Price Allocations. Accounting for the acquisition of an entity as a business combination, becoming the primary beneficiary of a previously unconsolidated variable interest entity, or a significant asset acquisition requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction based on their respective estimated fair values, which requires us to make estimates and assumptions regarding the fair value of the acquired assets and liabilities assumed. We may engage third parties to provide valuation services to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. The most material estimations of individual fair values are those involving long-lived assets, such as property, equipment, and intangible assets, that are assumed as part of the transaction, as well as any noncontrolling interests. When making fair value determinations, we consider market data for similar assets, expected cash flows discounted at risk-adjusted rates, and replacement cost for assets, among other information. Management judgment is required when making the assumptions used to value long-lived and identifiable intangible assets, which include projected revenue growth, estimated cash flows, discount rates, and other factors.

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

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are from changes in interest rates, including the rising interest rates experienced in some recent years, and changes in asset values of investments that fund our pension plan. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors,” in this Annual Report on Form 10-K for more discussion on how interest rate increases affect our operations and financial condition.

Risk Related to Changes in Interest Rates

At December 31, 2025, borrowings outstanding under the Term Loan B bore interest at an annual rate of SOFR plus 1.75%. If SOFR were to increase by 100 basis points, our annual interest cost on the $289.9 million in borrowings outstanding at December 31, 2025 would increase by approximately $2.9 million.

At December 31, 2025, borrowings outstanding under the OEG Term Loan bore interest at an annual rate of SOFR plus 3.5%. We have hedged our interest rate exposure on $225.0 million of borrowings under the OEG Term Loan with interest rate swaps that fix the SOFR portion of interest payments through December 2028. If Adjusted Term SOFR were to increase by 100 basis points, our annual interest cost on the $200.3 million in borrowings outstanding under the OEG Term Loan that are not hedged at December 31, 2025 would increase by approximately $2.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2025. As a result, the interest rate market risk implicit in these investments at December 31, 2025, if any, is low.

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. At December 31, 2025, the value of the investments in the pension fund was $50.9 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $5.1 million.

Summary

Based upon our overall market risk exposures at December 31, 2025, we believe that the effects of changes in interest rates related to our borrowings and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control - Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

On June 10, 2025, we acquired JW Marriott Desert Ridge. We are currently in the process of assessing JW Marriott Desert Ridge’s internal control over financial reporting and integrating the entity’s internal control over financial reporting with our existing internal control over financial reporting. As permitted by SEC regulations, we have excluded JW Marriott Desert Ridge from our assessment of internal control over financial reporting as of December 31, 2025 since we acquired the entity in June 2025. JW Marriott Desert Ridge constituted 14.5% and 3.6% of total assets and total revenues, respectively, as of and for the year ended December 31, 2025.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.            Other Information

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 9C.            Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of the Ten (10) Nominees for Director Identified in this Proxy Statement” in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c)(3) of Regulation S-K is incorporated by reference to the discussion under the heading “Submitting Stockholder Proposals and Nominations for 2027 Annual Meeting” in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC, to the extent such heading appears therein.

Information required by Item 408(b) of Regulation S-K is incorporated herein by reference to the discussion under the heading “Company Information – Insider Trading Policy” in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC. A copy of the insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

Certain other information concerning executive officers and certain other officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

The Company has a separately designated audit committee of the Board of Directors established in accordance with the Exchange Act. Eric Bolton, Erin Helgren, Christine Pantoya and Robert Prather currently serve as members of the Audit Committee, and Mr. Prather serves as its chairman. Our Board of Directors has determined that Mr. Prather and Mr. Bolton are each an “audit committee financial expert” as defined by the SEC and are independent, as that term is defined in the Exchange Act and the listing standards of the New York Stock Exchange.

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

Item 11.            Executive Compensation

The information required by this Item is incorporated herein by reference to the discussions under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation – 2025 Summary Compensation Table,” “2025 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2025 Fiscal Year End,” “2025 Option Exercises and Stock Vested,” “Company Information – CEO Pay Ratio,” “2025 Pay Versus Performance,” “Other Compensation Information – Pension Benefits,” “Other Compensation Information – Nonqualified Deferred Compensation,” “Other Compensation Information – 2025 Nonqualified Deferred Compensation Table,” “Potential Payments on Termination or Change of Control,” “Company Information – Committees of the Board – Compensation Committee Interlocks and Insider Participation,” and “Human Resources Committee Report” in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Stock Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the discussions under the headings “Company Information – Corporate Governance – Independence of Directors” and “Certain Transactions” in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC.

Item 14.             Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC.

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
4.13

Indenture, dated as of June 4, 2025, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., as a guarantor, each of the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 4, 2025).

4.14	Form of 6.500% Senior Note due 2033 (incorporated by reference to Exhibit A of Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 4, 2025).
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

10.2†

Amendment No. 1 to Credit Agreement, dated as of January 28, 2026, among Ryman Hospitality Properties, Inc., as guarantor, RHP Hotel Properties, LP, as borrower, certain other subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as guarantors, certain subsidiaries of Ryman Hospitality Properties, Inc. party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2026).

10.3

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

10.4

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

10.9

Second Amended and Restated Limited Liability Company Agreement for OEG Attractions Holdings, LLC, dated June 16, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2022).

10.10

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

10.17#

Fourth Amendment to Executive Employment Agreement, dated as of December 31, 2020, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.18#

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

10.20#

Form of Employment Agreement of Mark Fioravanti, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008).

10.21#	Form of Amendment No. 1 to Employment Agreement of Mark Fioravanti (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.22#

Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.23#

Third Amendment to Executive Employment Agreement dated as of November 5, 2012, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.24#

Fourth Amendment to Employment Agreement dated as of March 1, 2022, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2022).

10.25#

Fifth Amendment to Employment Agreement dated as of October 11, 2022, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2022).

10.26#

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

10.30*#	Summary of Director and Executive Officer Compensation.
10.31#	Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2016).

10.32#

Amendment dated February 10, 2017 to Ryman Hospitality Properties, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.33#

Form of Restricted Stock Unit Award Agreement granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.34#

Form of Restricted Stock Unit Award Agreement with respect to time-based vesting restricted stock units granted pursuant to the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.35#	Ryman Hospitality Properties, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 9, 2024).
10.36#

Form of Performance-Based Restricted Stock Unit Award Agreement granted pursuant to the Company’s 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

10.37#

Form of Time-Based Restricted Stock Unit Award Agreement granted pursuant to the Company’s 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

10.38†

Agreement of Purchase and Sale, dated as of May 19, 2025, by and between DRPhoenix Hotel Owner LLC, as Seller, and RHP Property AR, LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 19, 2025).

19

Statement of Company Policy Regarding Insider Trading and Company Policy Regarding Special Trading Procedures (incorporated by reference to Exhibit 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).

21*	Subsidiaries of the Company.
22	List of Parent and Subsidiary Guarantors (incorporated by reference to Exhibit 22 of the Company’s Quarterly Report on Form 10-Q filed August 5, 2025).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).
31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
97

Ryman Hospitality Properties, Inc. NYSE Executive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

101*

The following materials from Ryman Hospitality Property, Inc.’s Annual Form on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2025 and 2024, (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (v) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interest for the years ended December 31, 2025, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: February 24, 2026	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed	Executive Chairman of the Board of Directors	February 24, 2026
Colin V. Reed

/s/ Rachna Bhasin	Director	February 24, 2026
Rachna Bhasin

/s/ H. Eric Bolton, Jr.	Director	February 24, 2026
H. Eric Bolton, Jr.

/s/ Alvin Bowles, Jr.	Director	February 24, 2026
Alvin Bowles, Jr.

/s/ William E. Haslam	Director	February 24, 2026
William E. Haslam

/s/ Erin Mulligan Helgren	Director	February 24, 2026
Erin Mulligan Helgren

/s/ Christine Pantoya	Director	February 24, 2026
Christine Pantoya

/s/ Robert S. Prather, Jr.	Director	February 24, 2026
Robert S. Prather, Jr.

/s/ Michael I. Roth	Director	February 24, 2026
Michael I. Roth

/s/ Mark Fioravanti	Director, President and Chief Executive Officer	February 24, 2026
Mark Fioravanti

/s/ Jennifer Hutcheson	Executive Vice President, Chief Financial Officer	February 24, 2026
Jennifer Hutcheson	and Chief Accounting Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Ryman Hospitality Properties, Inc. and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2025 and 2024 and for Each of the Three Years in the Period Ended December 31, 2025
Report of Independent Registered Public Accounting Firm (PCAOB ID: 0042)	78
Report of Independent Registered Public Accounting Firm	80
Consolidated Balance Sheets as of December 31, 2025 and 2024	81
Consolidated Statements of Operations for the Years ended December 31, 2025, 2024, and 2023	82
Consolidated Statements of Comprehensive Income for the Years ended December 31, 2025, 2024, and 2023	83
Consolidated Statements of Cash Flows for the Years ended December 31, 2025, 2024, and 2023	84
Consolidated Statements of Equity and Noncontrolling Interest for the Years ended December 31, 2025, 2024, and 2023	85
Notes to Consolidated Financial Statements	86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryman Hospitality Properties, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

National bonds credit loss reserve

Description of the Matter

At December 31, 2025, the Company holds within Notes Receivable two issuances of governmental bonds (the Bonds) received in connection with the development of the Gaylord National Resort & Convention Center which are reported at a total carrying value of $53.5 million, net of a credit loss reserve of $38.0 million. At December 31, 2025, the Series B bond is fully reserved. The Series A bond is of higher priority than other tranches which fall between the Company’s two issuances. The Company assesses the Bonds for credit losses, which requires an estimate of projected tax revenues that will service the Bonds over the remaining term. The Bonds and related accounting are more fully described in Notes 1 and 3 to the consolidated financial statements.

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

To test the Company’s determination of the credit loss reserve as of December 31, 2025, we performed audit procedures that included, among others, assessing the methodology utilized by management, testing the projections discussed above and the related underlying data used by the Company in its evaluation, and testing the mathematical accuracy of the calculations. In performing those procedures, we compared hotel revenue projections used by management to current industry forecasts. We also involved valuation specialists to assist in assessing the Company’s hotel revenue projections used in the credit loss analysis.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Nashville, Tennessee

February 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryman Hospitality Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ryman Hospitality Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ryman Hospitality Properties, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of JW Marriott Desert Ridge, which is included in the 2025 consolidated financial statements of the Company and which constituted 14.5% and 3.6% of total assets and total revenues, respectively, as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of JW Marriott Desert Ridge.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2), and our report dated February 24, 2026, expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 24, 2026

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2025	2024
ASSETS:
Property and equipment, net	$4,970,429	$4,124,382
Cash and cash equivalents - unrestricted	471,421	477,694
Cash and cash equivalents - restricted	28,759	98,534
Notes receivable, net	53,503	57,801
Trade receivables, net	105,903	94,184
Deferred income tax assets, net	67,669	70,511
Prepaid expenses and other assets	196,798	178,091
Intangible assets and goodwill, net	286,701	116,376
Total assets	$6,181,183	$5,217,573

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$3,976,913	$3,378,396
Accounts payable and accrued liabilities	517,708	466,571
Distributions payable	78,819	71,444
Deferred management rights proceeds	162,901	164,658
Operating lease liabilities	158,815	135,117
Other liabilities	74,251	66,805
Total liabilities	4,969,407	4,282,991
Commitments and contingencies
Noncontrolling interest in Opry Entertainment Group	422,691	381,945
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 63,006 and 59,903 shares issued and outstanding, respectively	630	599
Additional paid-in capital	1,722,332	1,475,211
Treasury stock of 730 and 696 shares, at cost	(26,788)	(23,526)
Distributions in excess of retained earnings	(933,250)	(888,132)
Accumulated other comprehensive loss	(12,772)	(15,172)
Total stockholders' equity	750,152	548,980
Noncontrolling interests	38,933	3,657
Total equity	789,085	552,637
Total liabilities and equity	$6,181,183	$5,217,573

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2025, 2024 and 2023
(Amounts in thousands, except per share data)

	2025	2024	2023
Revenues:
Rooms	$799,306	$744,587	$701,138
Food and beverage	993,954	940,827	831,796
Other hotel revenue	349,826	311,636	300,544
Entertainment	433,975	342,176	324,658
Total revenues	2,577,061	2,339,226	2,158,136

Operating expenses:
Rooms	190,686	179,358	173,749
Food and beverage	561,980	516,309	465,963
Other hotel expenses	613,304	555,554	519,328
Management fees, net	75,082	73,531	66,425
Total hotel operating expenses	1,441,052	1,324,752	1,225,465
Entertainment	323,948	241,847	223,663
Corporate	42,771	41,819	42,789
Preopening costs	2,882	4,618	1,308
(Gain) loss on sale of assets	1,296	(270)	—
Depreciation and amortization	278,100	235,626	211,227
Total operating expenses	2,090,049	1,848,392	1,704,452

Operating income	487,012	490,834	453,684
Interest expense	(241,270)	(225,395)	(211,370)
Interest income	20,299	27,977	21,423
Loss on extinguishment of debt	(2,922)	(2,479)	(2,252)
Income (loss) from unconsolidated joint ventures	(10,025)	275	(17,308)
Other gains and (losses), net	1,540	2,814	3,921
Income before income taxes	254,634	294,026	248,098
(Provision) benefit for income taxes	(7,324)	(13,836)	93,702
Net income	247,310	280,190	341,800

Net income attributable to noncontrolling interest in Opry Entertainment Group	(4,919)	(6,760)	(28,465)
Net (income) loss attributable to other noncontrolling interests	1,034	(1,792)	(2,118)
Net income available to common stockholders	$243,425	$271,638	$311,217

Basic income per share available to common stockholders	$3.94	$4.54	$5.39
Diluted income per share available to common stockholders	$3.77	$4.38	$5.36

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2025, 2024 and 2023
(Amounts in thousands)

	2025	2024	2023
Net income	$247,310	$280,190	$341,800

Other comprehensive income (loss), before tax:
Minimum pension liability:
Gains arising during the period	2,228	4,538	4,428
Amount reclassified from accumulated other comprehensive loss	(725)	(553)	(308)
	1,503	3,985	4,120
Interest rate derivatives:
Gains arising during period	1,130	1,940	670
Amount reclassified from accumulated other comprehensive loss	(32)	(1,003)	(12,177)
	1,098	937	(11,507)
Other-than-temporary impairment loss on held-to-maturity securities:
Amount reclassified from accumulated other comprehensive loss	211	211	209
	211	211	209

Other comprehensive income (loss), before tax	2,812	5,133	(7,178)
Income tax provision related to items of comprehensive loss	(412)	(918)	(1,286)
Other comprehensive income (loss), net of tax	2,400	4,215	(8,464)

Comprehensive income	$249,710	$284,405	$333,336
Comprehensive income attributable to noncontrolling interest in Opry Entertainment Group	(5,241)	(6,899)	(28,560)
Comprehensive (income) loss attributable to other noncontrolling interests	1,019	(1,820)	(2,062)
Comprehensive income available to common stockholders	$245,488	$275,686	$302,714

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, 2024 and 2023
(Amounts in thousands)

	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$247,310	$280,190	$341,800
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision (benefit) for deferred income taxes	2,430	10,196	(95,825)
Depreciation and amortization	278,100	235,626	211,227
Amortization of deferred financing costs	11,926	10,655	10,663
(Income) loss from unconsolidated joint ventures	10,025	(275)	17,308
Equity-based compensation expense	14,061	13,891	15,421
Changes in:
Trade receivables	2,162	15,845	21,550
Accounts payable and accrued liabilities	12,292	13,860	41,520
Other assets and liabilities	12,323	(3,482)	(6,608)
Net cash flows provided by operating activities	590,629	576,506	557,056

Cash Flows from Investing Activities:
Purchases of property and equipment	(358,235)	(407,905)	(206,776)
Collection of notes receivable	4,385	4,060	5,903
Purchase of JW Marriott Hill Country, net of cash acquired	—	—	(791,466)
Purchase of JW Marriott Desert Ridge, net of cash acquired	(861,958)	—	—
Investment in Circle	—	—	(10,500)
Other investing activities, net	(18,164)	(6,557)	(9,977)
Net cash flows used in investing activities	(1,233,972)	(410,402)	(1,012,816)

Cash Flows from Financing Activities:
Borrowings under term loan B	—	18,861	500,000
Repayments under term loan B	(2,935)	(222,320)	(378,750)
Borrowings under OEG revolving credit facility	5,000	54,000	5,000
Repayments under OEG revolving credit facility	(26,000)	(38,000)	—
Borrowings under OEG term loan	128,128	299,250	—
Repayments under OEG term loan	(3,980)	(297,000)	(3,000)
Repayments under Block 21 CMBS loan	(128,967)	(2,904)	(2,765)
Repayments under Gaylord Rockies term loan	—	(800,000)	—
Issuance of senior notes	625,000	1,000,000	400,000
Deferred financing costs paid	(13,081)	(23,709)	(23,400)
Issuance of common stock, net	275,532	—	395,444
Payment of distributions	(285,576)	(266,114)	(176,001)
Payment of tax withholdings for equity-based compensation	(5,537)	(12,300)	(4,386)
Other financing activities, net	(289)	(81)	(271)
Net cash flows provided by (used in) financing activities	567,295	(290,317)	711,871

Net change in cash, cash equivalents, and restricted cash	(76,048)	(124,213)	256,111
Cash, cash equivalents, and restricted cash, beginning of year	576,228	700,441	444,330
Cash, cash equivalents, and restricted cash, end of year	$500,180	$576,228	$700,441

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$471,421	$477,694	$591,833
Cash and cash equivalents - restricted	28,759	98,534	108,608
Cash, cash equivalents, and restricted cash, end of year	$500,180	$576,228	$700,441

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTEREST
For the Years Ended December 31, 2025, 2024 and 2023
(Amounts in thousands)

				Distributions	Accumulated
		Additional		in Excess of	Other	Total			Noncontrolling
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Noncontrolling	Total	Interest
	Stock	Capital	Stock	Earnings	Loss	Equity	Interests	Equity	in OEG
BALANCE, December 31, 2022	$552	$1,102,733	$(18,467)	$(978,619)	$(10,923)	$95,276	$625	$95,901	$311,857
Net income	—	—	—	311,217	—	311,217	2,118	313,335	28,465
Other comprehensive loss, net of income taxes	—	—	—	—	(8,464)	(8,464)	—	(8,464)	—
Adjustment of noncontrolling interest in consolidated joint venture to redemption value	—	(4,804)	—	—	—	(4,804)	—	(4,804)	4,804
Reallocation of noncontrolling interest in Operating Partnership	—	(2,401)	—	—	—	(2,401)	2,401	—	—
Issuance of common stock	44	395,400	—	—	—	395,444	—	395,444	—
Dividends and distributions declared ($3.85 per share/unit)	—	606	(2,041)	(226,857)	—	(228,292)	(1,520)	(229,812)	—
Restricted stock units and stock options surrendered	1	(4,245)	—	—	—	(4,244)	—	(4,244)	—
Equity-based compensation expense	—	15,421	—	—	—	15,421	—	15,421	—
BALANCE, December 31, 2023	$597	$1,502,710	$(20,508)	$(894,259)	$(19,387)	$569,153	$3,624	$572,777	$345,126
Net income	—	—	—	271,638	—	271,638	1,792	273,430	6,760
Other comprehensive income, net of income taxes	—	—	—	—	4,215	4,215	—	4,215	—
Adjustment of noncontrolling interest in consolidated joint venture to redemption value	—	(30,059)	—	—	—	(30,059)	—	(30,059)	30,059
Dividends and distributions declared ($4.45 per share/unit)	—	662	(3,018)	(265,511)	—	(267,867)	(1,759)	(269,626)	—
Restricted stock units and stock options surrendered	2	(11,993)	—	—	—	(11,991)	—	(11,991)	—
Equity-based compensation expense	—	13,891	—	—	—	13,891	—	13,891	—
BALANCE, December 31, 2024	$599	$1,475,211	$(23,526)	$(888,132)	$(15,172)	$548,980	$3,657	$552,637	$381,945
Net income (loss)	—	—	—	243,425	—	243,425	(1,034)	242,391	4,919
Other comprehensive income, net of income taxes	—	—	—	—	2,400	2,400	—	2,400	—
Purchase of interest in consolidated joint venture	—	—	—	—	—	—	36,520	36,520	—
Adjustment of noncontrolling interest in consolidated joint venture to redemption value	—	(35,827)	—	—	—	(35,827)	—	(35,827)	35,827
Reallocation of noncontrolling interest in Operating Partnership	—	(1,627)	—	—	—	(1,627)	1,627	—	—
Issuance of common stock, net	30	275,502	—	—	—	275,532	—	275,532	—
Dividends and distributions declared ($4.65 per share/unit)	—	693	(3,262)	(288,543)	—	(291,112)	(1,837)	(292,949)	—
Restricted stock units and stock options surrendered	1	(5,681)	—	—	—	(5,680)	—	(5,680)	—
Equity-based compensation expense	—	14,061	—	—	—	14,061	—	14,061	—
BALANCE, December 31, 2025	$630	$1,722,332	$(26,788)	$(933,250)	$(12,772)	$750,152	$38,933	$789,085	$422,691

The accompanying notes are an integral part of these consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Summary of Significant Accounting Policies

For financial statement presentation and reporting purposes, the Company is the successor to Gaylord Entertainment Company, a Delaware corporation (“Gaylord”). As part of the plan to restructure the business operations of Gaylord to facilitate its qualification as a real estate investment trust (“REIT”) for federal income tax purposes, Gaylord merged with and into its wholly-owned subsidiary, Ryman Hospitality Properties, Inc., a Delaware corporation (“Ryman”), on October 1, 2012, with Ryman as the surviving corporation (the “Merger”). At the effective time of the Merger, Ryman succeeded to and began conducting, directly or indirectly, all of the business conducted by Gaylord immediately prior to the Merger. The “Company” refers to Ryman and its subsidiaries and to Gaylord.

On January 1, 2013, the Company began operating as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels and JW Marriott brands. The five Gaylord Hotels resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). The two JW Marriott resorts, which the Company refers to as the JW Marriott properties, consist of the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”) (effective June 30, 2023) and the JW Marriott Phoenix Desert Ridge Resort & Spa (“JW Marriott Desert Ridge”) (effective June 10, 2025). The Company’s other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

The Company also owns an approximate 70% controlling equity interest in OEG Attractions Holdings, LLC, a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which the Company reports as its Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a brand of Luke Combs-themed bar, music venue and event spaces that opened in Nashville, Tennessee in November 2024, with additional locations expected to open in Las Vegas, Nevada in late 2026 and at Universal Orlando Resort’s CityWalk in late 2027; Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”); and as of January 3, 2025, a majority and controlling equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company. In addition, in January 2026, OEG began managing the Ascend Amphitheater in downtown Nashville, Tennessee; and we expect OEG to begin managing the CCNB Amphitheatre outside of Greenville, South Carolina in February 2026.

The Company conducts its business through an umbrella partnership REIT, in which all of its assets are held by, and all of its operations are conducted through, RHP Hotel Properties, LP, a subsidiary operating partnership (the “Operating Partnership”). Ryman and the non-controlling operating partnership unit holders discussed in “Income Per Share” in this Note 1 are the sole limited partners of the Operating Partnership, and Ryman currently owns, either directly or indirectly, 99.4% of the partnership units of the Operating Partnership. RHP Finance Corporation, a Delaware corporation (“Finco”), was formed as a wholly-owned subsidiary of the Operating Partnership for the sole purpose of being an issuer of debt securities with the Operating Partnership. Neither Ryman nor Finco has any material assets, other than Ryman’s investment in the Operating Partnership and its consolidated subsidiaries. Neither the Operating Partnership nor Finco has any business, operations, financial results or other material information, other than the business, operations, financial results and other material information described in this Annual Report on Form 10-K and Ryman’s other reports, documents or other information filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

The Company principally operates, through its subsidiaries and its property managers, as applicable, in the following business segments: Hospitality; Entertainment; and Corporate and Other. The Company’s fiscal year ends on December 31 for all periods presented.

Business Segments

Hospitality

The Hospitality segment includes the Gaylord Hotels properties, the JW Marriott properties (including, effective June 10, 2025, JW Marriott Desert Ridge and effective June 30, 2023, JW Marriott Hill Country), the Inn at Opryland and the AC Hotel, each of which is managed by Marriott pursuant to a management agreement for each hotel.

Entertainment

The Entertainment segment includes the OEG business, specifically the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, and Southern Entertainment, among various other assets. Marriott manages the day-to-day operations of the General Jackson Showboat and the W Austin hotel, which is part of the Block 21 complex, pursuant to management agreements.

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

OEG Investor

The Company owns an approximate 70% controlling equity interest in OEG and continues to consolidate the assets, liabilities and results of operations of OEG in the accompanying consolidated financial statements. The portion of OEG that the Company does not own is recorded as noncontrolling interest in OEG, which is classified as mezzanine equity in the accompanying consolidated balance sheets, and any adjustment necessary to reflect the noncontrolling interest at its redemption value is shown in the accompanying consolidated statements of equity and noncontrolling interest.

An affiliate of Atairos Group, Inc. (the “OEG Investor”) owns an approximate 30% equity interest in OEG.

IPO Request Put Right. If OEG has not completed a Qualified IPO (as defined in the Second Amended and Restated Limited Liability Company Agreement for OEG (the “OEG LLC Agreement”)) prior to June 16, 2026 (the fourth anniversary of the OEG Investor’s original investment in OEG (the “Fourth Anniversary”)), the OEG Investor may request that OEG undertake a Qualified IPO. If the Company, through its subsidiary RHP Hotels, LLC (the “Ryman Member”), declines to undertake such Qualified IPO, the OEG Investor may cause the Ryman Member to acquire all of the OEG Investor’s interest in OEG at a price equal to 1.5 times the OEG Investor’s equity investment (the “IPO Request Put Price”).

Seven-Year Put Right. If OEG has not completed a Qualified IPO, Sale of OEG or a Qualified Spinoff (each as defined in the OEG LLC Agreement) prior to June 16, 2029 (the seventh anniversary of the OEG Investor’s original investment in OEG (the “Seventh Anniversary”)), the OEG Investor may cause the Ryman Member to acquire all of the OEG Investor’s interest in OEG at a price equal to the fair value of the OEG Investor’s equity interest (the “Seven-Year Put Price”).

The IPO Request Put Price and the Seven-Year Put Price may each be settled in either cash or Company stock, at the Company’s option.

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

The above descriptions related to the OEG LLC Agreement do not purport to be complete and are qualified in their entirety by reference to the OEG LLC Agreement filed as Exhibit 10.9 to this Annual Report on Form 10-K and incorporated herein by reference.

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

JW Marriott Desert Ridge Transaction

On June 10, 2025, the Company purchased JW Marriott Desert Ridge for approximately $865 million. Situated on approximately 402 acres on Arizona’s Sonoran Desert, JW Marriott Desert Ridge is a premier group-oriented resort with 950 rooms and approximately 243,000 total square feet of indoor and outdoor meeting and event space. The resort’s amenities include a 28,000 square-foot spa, seven food and beverage outlets, a 140,000 square-foot water experience, and two 18-hole golf courses. The Company funded the purchase price with a portion of the approximately $275.5 million in net proceeds of an underwritten registered public offering of approximately 3.0 million shares of the Company’s common stock (see Note 9, “Equity”) and approximately $614 million in net proceeds of a private placement of $625 million aggregate principal amount of 6.50% senior notes due 2033 (see Note 4, “Debt”). JW Marriott Desert Ridge assets and operations are reflected in the Company’s Hospitality segment beginning June 10, 2025.

The Company performed a valuation of the fair value of the acquired assets and liabilities assumed as of June 10, 2025. The valuations of the various components of property and equipment were determined principally based on the cost approach, which uses assumptions regarding replacement values from established indices. The valuation of intangible assets was based on various methods to evaluate the value of a below market ground lease and the values of advanced bookings previously received for the hotel. The Company considers each of these estimates as Level 3 fair value measurements.

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

In addition, based on its former loan agreement, Block 21 was required to maintain a restricted cash balance related to debt service, property tax, insurance and other payments. Such cash amounts are also included in restricted cash for 2024, but were released upon defeasance of the loan in 2025.

Supplemental Cash Flow Information

Cash paid for interest, net considering amounts from interest rate swaps, for the years ended December 31 was comprised of (amounts in thousands):

	2025	2024	2023
Debt interest paid	$230,058	$210,650	$183,479
Capitalized interest	(4,571)	(7,560)	(2,483)
Cash paid for interest, net of capitalized interest	$225,487	$203,090	$180,996

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

Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31 consist of (amounts in thousands):

	2025	2024
Prepaid expenses	$33,824	$26,872
Supplemental deferred compensation plan assets	45,034	37,440
Tax rebate receivables	31,678	34,780
Inventories	16,936	16,134
Right-of-use assets for operating leases	41,361	22,079
Deferred financing costs on revolving credit facilities	5,359	6,162
Derivative assets	713	—
Other	21,893	34,624
Total prepaid expenses and other assets	$196,798	$178,091

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

Gaylord Rockies is party to an incentive agreement with the local government that provides that Gaylord Rockies is entitled to receive monthly rebates of certain city and state taxes, including property, sales and lodging taxes. The term of the rebate agreement varies by type of tax but ranges from 25-33 years from commencement of the construction of Gaylord Rockies. Gaylord Rockies earned $50.6 million, $52.2 million and $52.8 million in rebates in 2025, 2024 and 2023, respectively, which are generally recorded as a reduction in other hotel expenses in the accompanying consolidated statements of operations.

Intangible Assets and Goodwill

In connection with the Company’s purchase price allocations related to its various acquisitions, the Company has acquired certain definite-lived intangibles, which include the original estimated fair value of advanced bookings at its acquired hotel properties, the original estimated fair value of a below market ground lease at JW Marriott Desert Ridge, the estimated fair value of various trademarks, and, in the case of the Gaylord Rockies acquisition, the original estimated fair value related to the Gaylord Hotels trade name, which Marriott owns. The advanced bookings assets are amortized on a straight-line basis over a period corresponding with the period in which the advanced bookings relate, the below market ground lease is amortized on a straight-line basis over the term of the related lease, the various trademarks are generally amortized on a straight-line basis over a period of fifteen years, and the value in the trade name is being amortized on a straight-line basis over 30 years, which is the period of the Marriott management agreement.

The gross carrying amount of intangible assets and goodwill at December 31, 2025 and 2024 was $334.9 million and $274.9 million, respectively. Accumulated amortization of intangible assets at December 31, 2025 and 2024 was $48.2 million and $158.5 million, respectively. Amortization expense related to intangible assets during 2025, 2024 and 2023 was $15.4 million, $7.8 million and $6.8 million, respectively.

The estimated amounts of amortization expense for the next five years are as follows (amounts in thousands):

2026	$18,205
2027	15,699
2028	9,987
2029	9,987
2030	9,747
$63,625

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consist of (amounts in thousands):

	2025	2024
Trade accounts payable	$43,408	$58,366
Property and other taxes payable	99,374	91,941
Deferred revenues	220,604	173,029
Accrued salaries and benefits	51,519	45,780
Interest payable	49,573	48,415
Other accrued liabilities	53,230	49,040
Total accounts payable and accrued liabilities	$517,708	$466,571

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

Other Liabilities

Other liabilities at December 31 consist of (amounts in thousands):

	2025	2024
Pension and postretirement benefits liability	$11,160	$12,649
Deferred compensation liability	45,034	37,440
Derivative liabilities	—	386
Other	18,057	16,330
Total other liabilities	$74,251	$66,805

Deferred Financing Costs

Deferred financing costs (“DFCs”) consist of loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method, and are generally presented as a reduction of the related debt liability. DFCs on the Company’s revolving credit facility and the OEG revolving credit facility are included in prepaid expenses and other assets when the related revolving credit facility has no outstanding balance. During 2025, 2024 and 2023, DFCs of $11.9 million, $10.7 million and $10.7 million, respectively, were amortized to interest expense in the accompanying consolidated statements of operations.

Noncontrolling Interest in Opry Entertainment Group

Noncontrolling interest in OEG represents the minority investor’s proportionate share of the assets and liabilities of OEG, adjusted for changes in the redemption value of the related put rights. The noncontrolling interest is classified in the mezzanine section of the consolidated balance sheets as the related redemption options do not meet the requirements for permanent equity classification because these redemption options may be redeemed by the holder as described above in “OEG Investor.”

The initial value of the noncontrolling interest in OEG, which included certain put rights, was estimated based on the purchase price received from the OEG Investor. In general, the carrying value will be based on the greater of the accumulated historical cost or the put right redemption value, and at December 31, 2025, approximates the fair value of the noncontrolling interest. An adjustment is also made for the OEG Investor’s proportionate share of income or loss in the accompanying consolidated statements of operations.

Noncontrolling Interests

OP Units

Certain former owners of interests in the previous Gaylord Rockies joint venture received units of the Operating Partnership (“OP Units”) in exchange for their interests. Such OP Units have economic terms that are substantially similar to shares of the Company’s common stock and are redeemable at the option of the holders thereof.

The noncontrolling interest in the Operating Partnership represents the limited partners’ proportionate share of the equity of the Operating Partnership. The noncontrolling interest is classified in the equity section of the consolidated balance sheets, separately from stockholders’ equity, as the related redemption options are redeemable for cash, or if the Company so elects, in unregistered shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. An adjustment is made for the limited partners’ proportionate share of income or loss in the accompanying consolidated statements of operations. At December 31, 2025, 0.4 million outstanding OP Units, or 0.6% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying consolidated balance sheets. The Company owns, directly or indirectly, the remaining 99.4% of the outstanding OP Units.

Southern Entertainment

The Company purchased a majority and controlling equity interest in Southern Entertainment in January 2025. The noncontrolling interest in Southern Entertainment represents the previous owners’ proportionate share of the assets and liabilities of Southern Entertainment, adjusted for the previous owners’ proportionate share of income or loss in the accompanying consolidated statement of operations.

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

The Company’s revenues disaggregated by major source are as follows (in thousands):

	2025	2024	2023
Hotel group rooms	$538,519	$509,014	$462,674
Hotel transient rooms	260,787	235,573	238,464
Hotel food and beverage - banquets	680,304	666,525	569,803
Hotel food and beverage - outlets	313,650	274,302	261,993
Hotel other	349,826	311,636	300,544
Entertainment admissions/ticketing	168,143	126,897	124,647
Entertainment food and beverage	152,461	125,862	107,335
Entertainment retail and other	113,371	89,417	92,676
Total revenues	$2,577,061	$2,339,226	$2,158,136

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	2025	2024	2023
Gaylord Opryland	$484,104	$495,552	$474,884
Gaylord Palms	316,498	302,371	309,616
Gaylord Texan	349,264	351,151	358,399
Gaylord National	336,257	311,330	307,139
Gaylord Rockies	313,233	290,141	266,737
JW Marriott Hill Country	227,182	220,524	92,813
JW Marriott Desert Ridge	91,583	—	—
AC Hotel	11,492	12,647	11,997
Inn at Opryland and other	13,473	13,334	11,893
Total Hospitality segment revenues	$2,143,086	$1,997,050	$1,833,478

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee; Las Vegas, Nevada; and Austin, Texas.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms in its Hospitality segment and advanced ticketing in its OEG venues. At December 31, 2025 and 2024, the Company had $220.6 million and $173.0 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Of the amount outstanding at December 31, 2024, approximately $134.6 million was recognized in revenues during 2025.

Management Fees

The Company pays Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for the Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies and JW Marriott Desert Ridge are approximately 3% of revenues, and JW Marriott Hill Country is approximately 3.5% of gross revenues. Additionally, the Company pays Marriott an incentive management fee based on the profitability of the properties. The Company incurred $52.4 million, $48.0 million and $42.8 million in base management fees to Marriott during 2025, 2024 and 2023, respectively. The Company incurred $27.4 million, $30.0 million and $28.5 million in incentive fees to Marriott during 2025, 2024 and 2023, respectively. Management fees are presented in the consolidated statements of operations net of the amortization of the deferred management rights proceeds discussed further in Note 5, “Deferred Management Rights Proceeds.”

Advertising Costs

Advertising costs are expensed as incurred and were $78.5 million, $71.4 million, and $65.0 million for 2025, 2024 and 2023, respectively.

Equity-Based Compensation

The Company has equity-based employee compensation plans, which are described more fully in Note 7, “Stock Plans.” The Company accounts for its equity-based compensation plan under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”

Preopening Costs

The Company expenses the costs associated with start-up activities and organization costs associated with its development or reopening of hotels and significant attractions as incurred. The Company’s preopening costs during 2025 include costs associated with Category 10 Las Vegas, which is expected to open in late 2026. The Company’s preopening costs during 2024 include costs associated with Category 10 Nashville, which opened in November 2024 and

Ole Red Las Vegas, which opened in January 2024. The Company’s preopening costs during 2023 include costs associated with Ole Red Las Vegas.

Derivative Financial Instruments

The Company has entered into and may in the future enter into additional interest rate swap agreements to hedge against interest rate fluctuations. The Company does not use derivatives for trading or speculative purposes and currently does not hold any derivatives that are not designated as hedges.

For derivatives designated as and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative resulting from recording each instrument at estimated fair value is recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. These amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the related variable-rate debt. The Company estimates that $0.5 million will be reclassified from accumulated other comprehensive loss to a decrease in interest expense in the next twelve months.

Impairment of Long-Lived and Other Assets

In accounting for the Company’s long-lived and other assets (including its property and equipment and intangible assets), the Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.

Recoverability of property and equipment and definite-lived intangible assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the excess of the assets’ carrying amount over their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. The Company recorded no impairment losses on property and equipment and definite-lived intangible assets during 2025, 2024 or 2023.

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

	2025	2024	2023
Numerator:
Net income available to common stockholders	$243,425	$271,638	$311,217
Net income attributable to noncontrolling interest in OEG	4,919	6,760	—
Net income available to common stockholders - if-converted method	$248,344	$278,398	$311,217

Denominator:
Weighted average shares outstanding - basic	61,830	59,859	57,750
Effect of dilutive equity-based compensation	184	281	311
Effect of dilutive put rights	3,943	3,492	—
Weighted average shares outstanding - diluted	65,957	63,632	58,061

Basic income per share available to common stockholders	$3.94	$4.54	$5.39
Diluted income per share available to common stockholders	$3.77	$4.38	$5.36

As more fully discussed above in “OEG Investor,” although currently not exercisable, the OEG Investor has certain put rights (the “OEG Put Rights”) to require the Company to purchase the OEG Investor’s equity interest in OEG, which the Company may pay in cash or Company stock, at the Company’s option. The Company calculated potential dilution for the OEG Put Rights based on the if-converted method, which assumes the OEG Put Rights were converted on the first day of the period or the date of issuance and the OEG Investor’s noncontrolling equity interest was redeemed in exchange for shares of the Company’s common stock. For 2023, the effect of the OEG Put Rights was the equivalent of 4.2 million shares of Company common stock outstanding. Because the OEG Put Rights were anti-dilutive for 2023, such incremental shares were excluded from the computation of dilutive earnings per share.

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

Newly Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures,” requiring public entities to provide additional information in the rate reconciliation, to disclose annually income taxes paid disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The Company retrospectively adopted this guidance for fiscal year 2025, and such adoption did not have a material impact on the Company’s financial statements.

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

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting – Narrow-Scope Improvements,” which is intended to improve the navigability of previous guidance and clarify when that guidance is applicable. Among other items, it establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The guidance may be applied retrospectively or prospectively and will be effective for the Company for interim periods beginning in fiscal year 2028. The Company is currently evaluating the impact of this ASU but does not anticipate this adoption to have a material impact on the Company’s financial statements.

2. Property and Equipment

Property and equipment at December 31 is recorded at cost, with the exception of right-of-use finance leases and the initial value assigned to assets acquired in an acquisition, and summarized as follows (amounts in thousands):

	2025	2024
Land and land improvements	$731,497	$613,870
Buildings	5,258,989	4,593,839
Furniture, fixtures and equipment	1,516,736	1,329,039
Right-of-use finance lease assets	1,841	1,017
Construction-in-progress	185,275	110,897
	7,694,338	6,648,662
Accumulated depreciation and amortization	(2,723,909)	(2,524,280)
Property and equipment, net	$4,970,429	$4,124,382

Depreciation expense, including amortization of assets under finance lease obligations, during 2025, 2024 and 2023 was $262.2 million, $226.8 million, and $203.3 million, respectively.

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

Upon receipt in 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on their effective interest rates of 8.04% and 11.42%, respectively, and recorded the notes receivable at their discounted values of $93.8 million and $38.3 million, respectively. The Company records the amortization of discount on these notes receivable as interest income over the terms of the notes. The Company is currently holding the bonds, which have aggregate carrying values and approximate fair values of $53.5 million and $57.8 million at December 31, 2025 and 2024, respectively, net of a credit loss reserve of $38.0 million at each period. The Company earns interest income on the debt service on the notes receivable, which are payable from tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates. Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. During the periods presented, the Company has accrued interest only on the Series A Bond. The Company’s estimate of credit loss reserves is sensitive to significant assumptions, which include the projections of hotel taxes (which are based on expected hotel revenues) and property taxes, both of which are affected by expectations about future market and economic conditions, particularly those in the Washington D.C. market. These assumptions are based on Level 3 inputs. Further, such assumptions are judgmental as the bonds and related projected cash flows continue for an extended period of time through 2037.

The Company has the intent and ability to hold these bonds to maturity. The Company performs a quarterly assessment of credit losses, which considers the estimate of projected tax revenues that will service the bonds over their remaining terms. At December 31, 2025 and 2024, the Series B Bond is fully reserved. The Series A Bond is of higher priority than other tranches which fall between the Company’s two issuances.

During 2025, 2024 and 2023, the Company recorded interest income of $4.3 million, $4.6 million and $4.9 million, respectively, on these bonds. The Company received payments of $8.8 million, $8.8 million and $11.0 million during 2025, 2024 and 2023, respectively, relating to these notes receivable, which include principal and interest payments.

4. Debt

The Company’s debt and finance lease obligations at December 31 consisted of (amounts in thousands):

	2025	2024
$700M Revolving Credit Facility	$—	$—
Term Loan B	289,856	292,791
4.75% Senior Notes	700,000	700,000
7.25% Senior Notes	400,000	400,000
4.50% Senior Notes	600,000	600,000
6.50% Senior Notes	1,000,000	1,000,000
6.50% Senior Notes	625,000	—
$80M OEG Revolver	—	21,000
OEG Term Loan	425,270	299,250
Block 21 CMBS Loan	—	128,967
Finance lease obligations	596	55
Unamortized deferred financing costs	(52,282)	(51,484)
Unamortized discounts and premiums, net	(11,527)	(12,183)
Total debt	$3,976,913	$3,378,396

At December 31, 2025, there were no defaults under the covenants related to the Company’s outstanding debt.

Annual maturities of long-term debt, excluding finance lease obligations, are as follows (amounts in thousands):

						Years
	2026	2027	2028	2029	2030	Thereafter	Total
$700M Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$—
Term Loan B	2,935	2,935	2,935	2,935	278,116	—	289,856
4.75% Senior Notes	—	700,000	—	—	—	—	700,000
7.25% Senior Notes	—	—	400,000	—	—	—	400,000
4.50% Senior Notes	—	—	—	600,000	—	—	600,000
6.50% Senior Notes	—	—	—	—	—	1,000,000	1,000,000
6.50% Senior Notes	—	—	—	—	—	625,000	625,000
$80M OEG Revolver	—	—	—	—	—	—	—
OEG Term Loan	4,307	4,307	4,307	4,307	4,307	403,735	425,270
Total	$7,242	$707,242	$407,242	$607,242	$282,423	$2,028,735	$4,040,126

Credit Facility

On May 18, 2023, the Company entered into a Credit Agreement (as modified pursuant to the First Incremental Agreement and the Second Incremental Agreement (each as hereinafter defined and as further supplemented, the “Credit Agreement”), among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, which replaced the Company’s previous credit facility. As of December 31, 2025, the Credit Agreement provides a $700.0 million revolving credit facility (the “Revolver”) and a senior secured term loan B (the “Term Loan B”) (in the original principal amount of $500.0 million), as well as an accordion feature that will allow the Company to increase the facilities by an aggregate total of up to $475 million, which may be allocated between the Revolver and the Term Loan B at the Company’s option. The Revolver replaced the Company’s previous $700 million revolving credit facility, and a portion of the proceeds from the Term Loan B were used to repay in full the approximately $370 million balance of the Company’s previous term loan B. The Revolver was undrawn at closing in 2023.

Each of the Revolver and Term Loan B is guaranteed by the Company, each of the Company’s subsidiaries that own the Gaylord Hotels properties, the JW Marriott properties and certain other of the Company’s subsidiaries. Each is secured by equity pledges of the Company’s subsidiaries that are the fee owners of Gaylord Opryland and Gaylord Texan, their respective direct and indirect parent entities, and the equity of Ryman Hotel Operations Holdco, LLC, a wholly owned indirect subsidiary of the Company. Assets and equity of OEG are not subject to the liens of the Credit Agreement.

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

$700 Million Revolving Credit Facility

At December 31, 2025, the maturity of the Revolver was May 18, 2027, with the option to extend the maturity date for a maximum of one additional year through either (i) a single twelve-month extension option or (ii) two individual six-month extensions. Borrowings under the Revolver bore interest at an annual rate equal to, at the Company’s option, either (i) Adjusted Term SOFR plus the applicable margin ranging from 1.40% to 2.00%, (ii) Adjusted Daily Simple SOFR plus the applicable margin ranging from 1.40% to 2.00%, or (iii) a base rate as set in the Credit Agreement plus the applicable margin ranging from 0.40% to 1.00%, with each option dependent upon the Company’s consolidated net leverage ratio (as defined in the Credit Agreement). Principal was payable in full at maturity.

See Note 14, “Subsequent Event,” for further disclosure.

Term Loan B

The Term Loan B has a maturity date of May 18, 2030. Prior to the effectiveness of the First Incremental Agreement and the Second Incremental Agreement (as hereinafter defined), the applicable interest rate margin for borrowings under the Term Loan B was, at the Company’s option, either (i) Term SOFR plus 2.75%, (ii) Daily Simple SOFR plus 2.75%, or (iii) a base rate as set in the Credit Agreement plus 1.75%. Amounts borrowed under the Term Loan B that are repaid or prepaid may not be reborrowed.

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

On December 19, 2024, the Company entered into an additional Incremental Tranche B Term Loan Agreement (the “Second Incremental Agreement”), which supplements the Credit Agreement. The Second Incremental Agreement reduces the applicable interest rate margins for the loans advanced under the refinanced Term Loan B. The applicable interest rate margins for the refinanced Term Loan B under the Second Incremental Agreement are (i) 2.00% for SOFR Loans (as defined in the Credit Agreement) and (ii) 1.00% for base rate loans. Further, the Second Incremental Agreement provides for the applicable interest rate margins to be further reduced by an additional 0.25% upon the Company meeting certain criteria as set forth in the Second Incremental Agreement, which criteria were met on December 22, 2025.

At December 31, 2025, the interest rate on the Term Loan B was Term SOFR plus 1.75%. Neither the First Incremental Agreement nor the Second Incremental Agreement changed the maturity dates under the Credit Agreement or resulted in any increase in principal indebtedness. In addition, the Second Incremental Agreement confirms that the annual amortization under the Term Loan B is 1.0% of the refinanced $293.5 million outstanding principal amount, with the balance due at maturity. If for any fiscal year there is Excess Cash Flow (as defined in the Credit Agreement), an additional principal payment is required.

For purposes of the Revolver and the Term Loan B, each of Term SOFR and Daily Simple SOFR are subject to a floor of 0.00%.

$1 Billion 6.50% Senior Notes Due 2032

On March 28, 2024, the Operating Partnership and Finco (collectively, the “issuing subsidiaries”) completed the private placement of $1.0 billion in aggregate principal amount of 6.50% senior notes due 2032 (the “$1 Billion 6.50% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement.

The $1 Billion 6.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $1 Billion 6.50% Senior Notes have a maturity date of April 1, 2032 and bear interest at 6.50% per annum, payable semi-annually in cash in arrears on April 1 and October 1 each year. The $1 Billion 6.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the Company’s $700 million 4.75% Senior Notes, the $625 Million 6.50% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any.

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

The $500 Million 4.75% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank National Association as trustee. The $500 Million 4.75% Senior Notes have a maturity date of October 15, 2027 and bear interest at 4.75% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year. The $500 Million 4.75% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the Company’s $1 Billion 6.50% Senior Notes, the $625 Million 6.50% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any.

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

The $700 Million 4.75% Senior Notes are redeemable, in whole or in part, at 100% of the principal amount thereof plus accrued and unpaid interest thereon to, but not including, the redemption date.

The Company completed a registered offer to exchange the $700 Million 4.75% Senior Notes for registered notes with substantially identical terms as the $700 Million 4.75% Senior Notes in July 2020.

$625 Million 6.50% Senior Notes Due 2033

On June 4, 2025, the Operating Partnership and Finco (collectively, the “issuing subsidiaries”) completed the private placement of $625.0 million in aggregate principal amount of 6.50% senior notes due 2033 (the “$625 Million 6.50% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement.

The $625 Million 6.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $625 Million 6.50% Senior Notes have a maturity date of June 15, 2033 and bear interest at 6.50% per annum, payable semi-annually in cash in arrears on June 15 and December 15 each year, beginning on December 15, 2025. The $625 Million 6.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the Company’s $1 Billion 6.50% Senior Notes, the $700 million 4.75% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any.

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

The net proceeds from the issuance of the $625 Million 6.50% Senior Notes totaled approximately $614 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used these net proceeds to fund a portion of the purchase price for JW Marriott Desert Ridge discussed in Note 1.

The $625 Million 6.50% Senior Notes are redeemable before June 15, 2028, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $625 Million 6.50% Senior Notes will be redeemable, in whole or in part, at any time after June 15, 2028 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.250%, 101.625%, and

100.000% beginning on June 15 of 2028, 2029, and 2030, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

$600 Million 4.50% Senior Notes Due 2029

On February 17, 2021, the Operating Partnership and Finco completed the private placement of $600.0 million in aggregate principal amount of 4.50% senior notes due 2029 (the “$600 Million 4.50% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement.

The $600 Million 4.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank National Association, as trustee. The $600 Million 4.50% Senior Notes have a maturity date of February 15, 2029 and bear interest at 4.50% per annum, payable semi-annually in cash in arrears on February 15 and August 15 each year. The $600 Million 4.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the Company’s $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes, the $625 Million 6.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any.

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

The $600 Million 4.50% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is currently 100.750% and will be 100.000% beginning on February 15 of 2027 plus accrued and unpaid interest thereon to, but not including, the redemption date.

$400 Million 7.25% Senior Notes Due 2028

On June 22, 2023, the Operating Partnership and Finco (collectively, the “issuing subsidiaries”) completed the private placement of $400.0 million in aggregate principal amount of 7.25% senior notes due 2028 (the “$400 Million 7.25% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement.

The $400 Million 7.25% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $400 Million 7.25% Senior Notes have a maturity date of July 15, 2028 and bear interest at 7.25% per annum, payable semi-annually in cash in arrears on January 15 and July 15 each year. The $400 Million 7.25% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the Company’s $1 Billion 6.50% Senior Notes, the $700 Million 4.75% Senior Notes, the $625 Million 6.50% Senior Notes and $600 Million 4.50% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any.

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

The $400 Million 7.25% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is currently 103.625% and will be 101.813% and

100.000% beginning on July 15 of 2026 and 2027, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

OEG Credit Agreement

On June 28, 2024, OEG Borrower, LLC (“OEG Borrower”) and OEG Finance, LLC (“OEG Finance”), each a wholly owned direct or indirect subsidiary of OEG, entered into a First Amendment, which amends the Credit Agreement dated as of June 16, 2022 among OEG Borrower, as borrower, OEG Finance, certain subsidiaries of OEG Borrower from time to time party thereto as guarantors, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (as amended, the “2024 OEG Credit Agreement”).

The 2024 OEG Credit Agreement provides for (i) a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “2024 OEG Term Loan”) and (ii) a senior secured revolving credit facility in an aggregate principal amount not to exceed $80.0 million (the “OEG Revolver”). The 2024 OEG Term Loan refinanced and replaced the former term loan in the outstanding principal amount of $294.8 million as of June 28, 2024 and the OEG Revolver refinanced and replaced the former senior secured revolving credit facility in an aggregate principal amount not to exceed $65.0 million.

On April 28, 2025, OEG Borrower and OEG Finance entered into a Second Amendment, which amended the 2024 OEG Credit Agreement (as amended, the “OEG Credit Agreement”) in which OEG Borrower obtained an incremental term loan in an aggregate principal amount equal to $130.0 million (the “Incremental OEG Loan”) on the same terms as the 2024 OEG Term Loan. The net proceeds of the Incremental OEG Loan, together with cash on hand, were used to defease the Block 21 CMBS Loan (as defined below) in full, which released the borrower thereunder from the $127.9 million amount outstanding under the Block 21 CMBS Loan. The OEG Credit Agreement provides for (i) a senior secured term loan facility in an aggregate principal amount equal to $428.5 million (the “OEG Term Loan”) and (ii) the OEG Revolver. The Incremental OEG Loan did not change any applicable interest rates or maturity dates of any indebtedness under the 2024 OEG Credit Agreement. In addition, the terms of the Incremental OEG Loan confirm that the annual amortization under the OEG Term Loan is approximately 1% of the refinanced $428.5 million outstanding principal amount, with the balance due at maturity.

The OEG Term Loan and OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, as of the closing date contemplated by the OEG Credit Agreement, (a) the Alternate Base Rate plus 2.50% or (b) Adjusted Term SOFR plus 3.50% (all as more specifically described in the Amended OEG Credit Agreement).

The OEG Revolver bears interest at a rate equal to either, at OEG Borrower’s election, as of the closing contemplated by the OEG Credit Agreement, (a) the Alternate Base Rate plus the Applicable Rate (as defined in the OEG Credit Agreement) or (b) Adjusted Term SOFR plus the Applicable Rate. Under the OEG Credit Agreement, (i) the Applicable Rate for Alternative Base Rate loans will be between 2.75% and 2.25% and (ii) the Applicable Rate for Adjusted Term SOFR loans will be between 3.75% and 3.25%, in each of (i) and (ii) based upon the First Lien Leverage Ratio of OEG Finance and its consolidated subsidiaries (as more specifically described in the OEG Credit Agreement).

The Applicable Rate for borrowings under the OEG Revolver at December 31, 2025 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans. The Applicable Rate for borrowings under the OEG Term Loan as of December 31, 2025 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans.

The OEG Term Loan matures on June 28, 2031 and the OEG Revolver matures on June 28, 2029.

Block 21 CMBS Loan

At the closing of the purchase of Block 21, a subsidiary of the Company assumed a $136 million, ten-year, non-recourse term loan secured by a mortgage on Block 21 (the “Block 21 CMBS Loan”). The proceeds of the Incremental OEG Loan described above were used to defease the Block 21 CMBS Loan in full in April 2025.

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

The estimated fair value of the Company’s derivative financial instruments at December 31, 2025 and 2024 was $0.7 million and $(0.4) million, respectively. Derivative financial instruments in an asset position are included in prepaid expenses and other assets and those in a liability position are included in other liabilities in the accompanying consolidated balance sheets.

5. Deferred Management Rights Proceeds

On October 1, 2012, the Company consummated its agreement to sell the Gaylord Hotels brand and rights to manage its Gaylord Hotels properties (the “Management Rights”) to Marriott for $210.0 million in cash. Effective October 1, 2012, Marriott assumed responsibility for managing the day-to-day operations of the Gaylord Hotels properties pursuant to a management agreement for each such property. The Company allocated $190.0 million of the purchase price to the Management Rights, based on the Company’s estimates of the fair values for the respective components. For financial reporting purposes, the amount related to the Management Rights was deferred and is amortized on a straight-line basis over the 65-year term of the hotel management agreements, including extensions, as a reduction in management fee expense.

6. Leases

The Company is a lessee of a 65.3 acre site in Osceola County, Florida on which Gaylord Palms is located; a 237-acre site in Maricopa County, Arizona on which a portion of JW Marriott Desert Ridge is located; building or land leases for Ole Red Gatlinburg, Ole Red Orlando, Ole Red Tishomingo, Ole Red Nashville International Airport, Ole Red Las Vegas and Category 10 Las Vegas; and various warehouse, general office and other equipment leases. The Gaylord Palms land lease has a term through 2074, which may be extended through January 2101, at the Company’s discretion. The JW Marriott Desert Ridge land lease has a term through 2092. The leases for Ole Red locations and Category 10 Las Vegas range from five to twelve years, with renewal options ranging from five to fifty-five years, at the Company’s discretion, with the exception of Ole Red Nashville International Airport, which has no extension option. Extension options were not considered reasonably assured as of the date of the agreement and, as a result, are not included in the Company’s calculation of its right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Certain of the Company’s leases include variable lease payments based upon net revenues of the respective business and certain other of the Company’s leases include rental payments adjusted periodically for inflation. The Company recorded $5.3 million, $5.2 million and $4.3 million of contingent rental expense in 2025, 2024 and 2023, respectively.

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

The Company’s lease cost for the years ended December 31 is as follows (in thousands):

	2025	2024	2023
Operating lease cost	$21,987	$19,264	$18,346
Finance lease cost:
Amortization of right-of-use assets	372	189	163
Interest on lease liabilities	31	2	25
Net lease cost	$22,390	$19,455	$18,534

Future minimum lease payments under non-cancelable leases at December 31, 2025 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$10,800	$329
Year 2	14,065	226
Year 3	13,578	95
Year 4	12,837	4
Year 5	12,901	—
Years thereafter	619,485	—
Total future minimum lease payments	683,666	654
Less amount representing interest	(524,851)	(58)
Total present value of minimum payments	$158,815	$596

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	40.2	years
Finance leases	2.2	years
Weighted-average discount rate:
Operating leases	7.2%
Finance leases	5.9%

7. Stock Plans

On May 9, 2024, the Company’s shareholders approved the Company’s 2024 Omnibus Incentive Plan (the “2024 Plan”). The 2024 Plan replaces the Company’s previous 2016 Omnibus Incentive Plan (the “2016 Plan”) and no new awards will be made under the 2016 Plan; however, awards granted under the 2016 Plan will continue to be governed by the 2016 Plan. The 2024 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other equity-based awards to its directors, employees and consultants. At December 31, 2025, approximately 1.7 million shares of common stock remained available for issuance pursuant to future grants of awards under the 2024 Plan.

Restricted stock units granted to employees vest one to four years from the date of grant, subject to any applicable performance targets, and restricted stock units granted to non-employee directors vest one year from the date of grant, unless the recipient chooses to defer the vesting for a period of time. Depending on the type of award, the fair value of restricted stock units is determined either based on the market price of the Company’s stock at the date of grant or based on a Monte-Carlo valuation. Forfeitures are estimated based on historical experience. The Company generally records compensation expense equal to the fair value of each restricted stock unit granted over the vesting period. The weighted-average grant-date fair value of restricted stock units granted during 2025, 2024, and 2023 was $98.55, $113.10, and $85.25, respectively.

A summary of the status of the Company’s restricted stock units as of December 31, 2025 and changes during the year ended December 31, 2025, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested shares at January 1, 2025	448,465	$91.04
Granted	206,803	98.55
Vested	(173,625)	85.76
Canceled	(16,184)	102.71
Nonvested shares at December 31, 2025	465,459	95.94

The fair value of all restricted stock units that vested during 2025, 2024 and 2023 was $16.7 million, $34.4 million and $14.9 million, respectively.

At December 31, 2025, there was $24.2 million of total unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The compensation cost that has been charged against pre-tax income for all of the Company’s equity-based compensation plans was $14.1 million, $13.9 million, and $15.4 million for 2025, 2024, and 2023, respectively.

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

The following table sets forth the funded status of the retirement plan at December 31 (amounts in thousands):

	2025	2024
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$52,348	$57,778
Interest cost	2,521	2,501
Actuarial (gain) loss	958	(2,445)
Benefits paid	(5,774)	(5,486)
Benefit obligation at end of year	50,053	52,348
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	50,957	52,642
Actual return on plan assets	5,705	3,801
Benefits paid	(5,774)	(5,486)
Fair value of plan assets at end of year	50,888	50,957
Funded status (accrued pension liability)	$835	$(1,391)

The funded status as of December 31, 2025 is included in prepaid expenses and other assets and the accrued pension liability as of December 31, 2024 is included in other liabilities in the accompanying consolidated balance sheets.

Net settlement losses and net periodic pension expense were immaterial for all periods presented. The discount rate assumption used to determine the benefit obligation at December 31, 2025, 2024 and 2023 was 4.97%, 5.28% and 4.66%, respectively.

The Company determines the overall expected long-term rate of return on plan assets, which was determined to be 6% in each of the three years in the period ended December 31, 2025, based on its estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, the Company assesses the rates of return on each current allocation of plan assets and advice from its third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns based on fair value, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty-year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and expense.

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

Expected Contributions and Benefit Payments

The Company expects to contribute $0.6 million to its defined benefit pension plan in 2026. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2026	$9,061
2027	5,181
2028	5,623
2029	4,994
2030	4,726
2031 - 2035	16,455

Other Information

The Company also maintains non-qualified pension plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded, and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2025 and 2024, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $10.1 million and $10.2 million, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

Included in accumulated other comprehensive loss at December 31, 2025 and 2024 are unrecognized actuarial losses of $13.6 million and $16.4 million ($10.3 million and $12.4 million net of tax), respectively, that have not yet been recognized in net periodic pension expense. Net losses are amortized into net periodic pension expense based on the life expectancy of plan participants expected to receive benefits, using a corridor approach based on the greater of projected benefit obligation or fair value of plan assets.

9. Equity

Equity Offerings

In May 2025, the Company completed an underwritten public offering of approximately 3.0 million shares of its common stock, par value $0.01 per share, at a price to the public of $96.20 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses paid by the Company, were approximately $275.5 million. The Company used a portion of these proceeds to fund a portion of the purchase price for JW Marriott Desert Ridge discussed in Note 1.

In June 2023, the Company completed an underwritten public offering of approximately 4.4 million shares of its common stock, par value $0.01 per share, at a price to the public of $93.25 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses paid by the Company, were approximately $395 million. The Company used the proceeds to fund a portion of the purchase price for JW Marriott Hill Country discussed in Note 1.

Dividends

During 2025, the Company’s board of directors declared quarterly dividends and distributions totaling $4.65 per share of common stock/OP Unit for the full year, or an aggregate of $291.3 million in cash.

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

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component consisted of the following (amounts in thousands):

		Other-Than-
	Minimum	Temporary
	Pension	Impairment of	Interest Rate
	Liability	Investment	Derivatives	Total
Balance, December 31, 2022	$(18,021)	$(3,087)	$10,185	$(10,923)
Gains arising during period	4,428	—	670	5,098
Amounts reclassified from accumulated other comprehensive loss	(308)	209	(12,177)	(12,276)
Income tax expense	(1,286)	—	—	(1,286)
Net other comprehensive income (loss)	2,834	209	(11,507)	(8,464)
Balance, December 31, 2023	$(15,187)	$(2,878)	$(1,322)	$(19,387)
Gains arising during period	4,538	—	1,940	6,478
Amounts reclassified from accumulated other comprehensive loss	(553)	211	(1,003)	(1,345)
Income tax expense	(918)	—	—	(918)
Net other comprehensive income	3,067	211	937	4,215
Balance, December 31, 2024	$(12,120)	$(2,667)	$(385)	$(15,172)
Gains arising during period	2,228	—	1,130	3,358
Amounts reclassified from accumulated other comprehensive loss	(725)	211	(32)	(546)
Income tax expense	(412)	—	—	(412)
Net other comprehensive income	1,091	211	1,098	2,400
Balance, December 31, 2025	$(11,029)	$(2,456)	$713	$(12,772)

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

The income tax (provision) benefit for continuing operations consists of the following (amounts in thousands):

	2025	2024	2023
CURRENT:
Federal	$(1,147)	$(359)	$797
State	(3,747)	(3,281)	(2,920)
Total current provision	(4,894)	(3,640)	(2,123)
DEFERRED:
Federal	(3,071)	(9,233)	79,710
State	641	(963)	16,115
Total deferred (provision) benefit	(2,430)	(10,196)	95,825
Total (provision) benefit for income taxes	$(7,324)	$(13,836)	$93,702

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

The Company is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. The taxability of distributions to stockholders is determined by the Company’s earnings and profits, which differs from net income reported for financial reporting purposes. The estimated taxability of cash distributions paid to common stockholders is shown in the table below (per common share):

	2025	2024	2023
Ordinary income	$4.21	$4.28	$3.75
Capital gains	0.07	0.07	0.10
Return of capital	—	—	—
	$4.28	$4.35	$3.85

The differences between the income tax provision calculated at the statutory U.S. federal income tax rate of 21% and the actual income tax (provision) benefit recorded for continuing operations are as follows (amounts in thousands):

	2025		2024		2023
	$	%	$	%	$	%
US statutory federal income tax provision	$(53,474)	21.0%	$(61,746)	21.0%	$(52,101)	21.0%
Non-taxable or non-deductible items:
Adjustment for nontaxable income of the REIT	49,378	(19.4)%	49,043	(16.7)%	44,968	(18.1)%
Other	(543)	0.2%	2,129	(0.7)%	(496)	0.2%
Change in valuation allowance	—	0.0%	—	0.0%	87,329	(35.2)%
State and local taxes, net (1)(2)	(3,106)	1.2%	(4,244)	1.4%	13,195	(5.3)%
Tax credits	902	(0.4)%	748	(0.3)%	585	(0.2)%
Other adjustments	(481)	0.2%	234	(0.1)%	222	(0.1)%
	$(7,324)	2.9%	$(13,836)	4.7%	$93,702	(37.8)%
(1)	The state that contributes to the majority (greater than 50 percent) of the tax effect in this category for 2025 and 2024 is Texas and for 2023 is Tennessee.
(2)	State and local taxes in 2023 include an income tax benefit of $25.2 million related to the release of state valuation allowance.

Income taxes paid (net of refunds received) consist of the following (in thousands):

	2025	2024	2023
Federal	$(1,535)	$340	$1,020
State:
Texas	3,350	2,731	1,789
Tennessee	—	—	3,299
Other	25	(52)	382
	$1,840	$3,019	$6,490

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2025	2024
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$27,380	$21,023
Pension plans	2,520	3,091
Deferred management rights proceeds	38,909	39,763
Federal and State net operating loss carryforwards	137,064	125,692
Tax credits and other carryforwards	17,494	17,181
Other assets	5,294	3,993
Total deferred tax assets	228,661	210,743
Valuation allowance	(5,584)	(5,595)
Total deferred tax assets, net of valuation allowance	223,077	205,148
DEFERRED TAX LIABILITIES:
Property and equipment, net	142,913	125,025
Other liabilities	12,495	9,612
Total deferred tax liabilities	155,408	134,637
Net deferred tax assets	$67,669	$70,511

TRS federal net operating loss carryforwards at December 31, 2025 totaled $533.5 million, resulting in a deferred tax asset of $112.0 million, and do not expire. The REIT has no federal net operating losses as of December 31, 2025. The TRS federal interest limitation carryforward at December 31, 2025 totaled $71.4 million, resulting in a deferred tax asset of $15.0 million that does not expire. The Company has assessed the need for a valuation allowance and determined that it is more likely than not that its deferred tax assets will be realized; therefore, no valuation allowance has been recorded for federal purposes.

State net operating loss carryforwards at December 31, 2025 totaled $608.7 million, resulting in a deferred tax benefit of $25.0 million, which will expire between 2026 and 2045. The use of certain state net operating losses, credits and other state deferred tax assets is subject to limitations based on the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The valuation allowance related to state deferred tax assets decreased $0, $0 and $(25.1) million in 2025, 2024 and 2023, respectively.

The Company has concluded IRS examinations of the TRS through the 2015 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2021. However, the Company has federal and state net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company is routinely subject to other various jurisdictional income tax audits; however, there were no outstanding state or local audits at December 31, 2025.

At December 31, 2025 and 2024, the Company had no accruals for unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. At December 31, 2025 and 2024, the Company has accrued no interest or penalties related to uncertain tax positions.

11. Commitments and Contingencies

On April 9, 2024, the Company received service of process in a lawsuit naming the Company and a subsidiary as co-defendants with Marriott, as the manager, and multiple contractors in a personal injury lawsuit filed by the individual plaintiffs in Colorado state court. The lawsuit relates to a May 2023 incident at the Gaylord Rockies indoor pool amenity involving the collapse of HVAC equipment. The complaint requests an unspecified amount of damages related to alleged injuries to two guests. The discovery phase of the litigation is ongoing at this time. The Company cannot predict its likely outcome or estimate the range of possible loss but does not believe that the outcome will have a material impact on the Company’s financial position. The Company intends to vigorously defend the lawsuit and believes it has strong defenses.

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

The Company’s assets and liabilities that are required to be measured at fair value on a recurring basis at December 31, were as follows (in thousands):

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$45,034	$45,034	$—	$—
Variable to fixed interest rate swaps	713	—	713	—
Total assets measured at fair value	$45,747	$45,034	$713	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$37,440	$37,440	$—	$—
Total assets measured at fair value	$37,440	$37,440	$—	$—

Variable to fixed interest rate swaps	$386	$—	$386	$—
Total liabilities measured at fair value	$386	$—	$386	$—

The fair value of notes receivable is discussed in Note 3, “Notes Receivable.” The remainder of the assets and liabilities held by the Company at December 31, 2025 are not required to be recorded at fair value, and financial assets and liabilities approximate fair value, except as described below.

The Company has outstanding $625.0 million of the $625 Million 6.50% Senior Notes. The carrying value of these notes at December 31, 2025 was $615.3 million, net of unamortized DFCs. The fair value of these notes, based upon quoted market prices (Level 1), was $650.0 million at December 31, 2025.

The Company has outstanding $1.0 billion of the $1 Billion 6.50% Senior Notes. The carrying value of these notes at December 31, 2025 was $986.2 million, net of unamortized DFCs. The fair value of these notes, based upon quoted market prices (Level 1), was $1.04 billion at December 31, 2025.

See the “JW Marriott Hill Country Transaction” and the “JW Marriott Desert Ridge Transaction” sections of Note 1 for additional disclosures related to the fair value measurements used in accounting for the purchase of JW Marriott Hill Country and JW Marriott Desert Ridge.

13. Financial Reporting By Business Segments

The Company’s operations are organized into the following principal business segments:

●	Hospitality, which includes the Gaylord Hotels properties, the JW Marriott properties (including, effective June 10, 2025, JW Marriott Desert Ridge and effective June 30, 2023, JW Marriott Hill Country), the Inn at Opryland and the AC Hotel;
●	Entertainment, which includes the OEG business, specifically, the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, and Southern Entertainment; and
●	Corporate and Other, which includes operating and general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments.

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

	For the Year Ended December 31, 2025
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$2,143,086	$433,975	$—	$2,577,061
Expenses:
Rooms	190,686			190,686
Food and beverage	561,980			561,980
Other hotel expenses (1)	613,304			613,304
Management fees	75,082			75,082
Employment costs		121,209		121,209
Cost of goods sold		56,164		56,164
Contract services		67,391		67,391
Non-income taxes and insurance		27,543		27,543
Preopening costs		2,882		2,882
Other segment expenses (1)		51,641	42,771	94,412
Loss on sale of assets		1,296		1,296
Depreciation and amortization	239,857	37,310	933	278,100
Operating income (loss)	$462,177	$68,539	$(43,704)	$487,012
Interest expense	(47)	(36,995)	(204,228)	(241,270)
Interest income				20,299
Loss on extinguishment of debt				(2,922)
Loss from unconsolidated joint ventures (2)				(10,025)
Other gains and (losses), net				1,540
Income before income taxes				$254,634

	For the Year Ended December 31, 2024
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$1,997,050	$342,176	$—	$2,339,226
Expenses:
Rooms	179,358			179,358
Food and beverage	516,309			516,309
Other hotel expenses (1)	555,554			555,554
Management fees	73,531			73,531
Employment costs		102,653		102,653
Cost of goods sold		46,112		46,112
Contract services		39,736		39,736
Non-income taxes and insurance		11,973		11,973
Preopening costs		4,618		4,618
Other segment expenses (1)		41,373	41,819	83,192
Gain on sale of assts			(270)	(270)
Depreciation and amortization	205,189	29,519	918	235,626
Operating income (loss)	$467,109	$66,192	$(42,467)	$490,834
Interest expense	(14,611)	(38,283)	(172,501)	(225,395)
Interest income				27,977
Loss on extinguishment of debt				(2,479)
Income from unconsolidated joint ventures (2)				275
Other gains and (losses), net				2,814
Income before income taxes				$294,026

	For the Year Ended December 31, 2023
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$1,833,478	$324,658	$—	$2,158,136
Expenses:
Rooms	173,749			173,749
Food and beverage	465,963			465,963
Other hotel expenses (1)	519,328			519,328
Management fees	66,425			66,425
Employment costs		91,317		91,317
Cost of goods sold		43,544		43,544
Contract services		32,925		32,925
Non-income taxes and insurance		17,645		17,645
Preopening costs		1,308		1,308
Other segment expenses (1)		38,232	42,789	81,021
Depreciation and amortization	186,749	23,611	867	211,227
Operating income (loss)	$421,264	$76,076	$(43,656)	$453,684
Interest expense	(55,865)	(40,988)	(114,517)	(211,370)
Interest income				21,423
Loss on extinguishment of debt				(2,252)
Loss from unconsolidated joint ventures (2)				(17,308)
Other gains and (losses), net				3,921
Income before income taxes				$248,098
(1)	Other segment expense include:
Hospitality segment – administrative employment costs, utilities, property taxes, supplies, advertising, maintenance and consulting expenses
Entertainment segment – advertising, utilities, maintenance and certain overhead expenses
Corporate and Other – information technology, human resources, accounting, equity-based compensation and other administrative expenses
(2)	Income (loss) from unconsolidated joint ventures relates to the Entertainment segment.

	December 31,	December 31,
	2025	2024
Total assets:
Hospitality	$4,996,594	$4,081,754
Entertainment	745,755	653,969
Corporate and Other	438,834	481,850
Total assets	$6,181,183	$5,217,573

The following table represents the capital expenditures by segment for the years ended December 31 (amounts in thousands):

	2025	2024	2023
Hospitality	$325,156	$300,867	$145,805
Entertainment	32,452	106,828	60,428
Corporate and Other	627	210	543
Total capital expenditures	$358,235	$407,905	$206,776

14. Subsequent Event

On January 28, 2026, we entered into an Amendment No. 1 to Credit Agreement (“the First Amendment”) which amended the Credit Agreement to, among other things, increase the Revolver from the original aggregate principal amount of $700.0 million to $850.0 million, remove the “SOFR Adjustment” applicable to borrowing under the Revolver, extend the initial maturity date of the Revolver to January 28, 2030 and modify certain financial covenants applicable to the Revolver.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses/Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Credit loss reserve on notes receivable:
Year ended December 31, 2025	$37,962	$-	$-	$37,962
Year ended December 31, 2024	$37,962	$-	$-	$37,962
Year ended December 31, 2023	$37,962	$-	$-	$37,962

Valuation allowance for deferred tax assets:
Year ended December 31, 2025	$5,595	$-	$(11)	$5,584
Year ended December 31, 2024	$5,557	$38	$-	$5,595
Year ended December 31, 2023	$118,015	$-	$(112,458)	$5,557

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(Amounts in thousands)

				Costs
		Initial Cost to Company		Capitalized	Gross Amount at End of Year				Date Acq/	Depr Life
	Encmbr	Land	Bldgs & Impr	Subs to Acq	Land	Bldgs & Impr	Total (2)	Acc Depr	Constr	(yrs)
Gaylord Opryland	(1)	$11,482	$77,125	$771,790	$75,051	$785,346	$860,397	$493,671	1983	20-40
Gaylord Palms	—	21,564	314,661	303,839	41,812	598,252	640,064	260,338	2002	20-40
Gaylord Texan	(1)	21,235	388,030	221,663	51,216	579,712	630,928	280,454	2004	20-40
Gaylord National	—	43,212	840,261	74,951	48,608	909,816	958,424	392,578	2008	20-40
Gaylord Rockies	—	53,374	760,898	100,589	70,738	844,123	914,861	168,338	2018	20-40
JW Marriott Hill Country	—	139,196	558,584	26,229	156,416	567,593	724,009	41,310	2023	20-40
JW Marriott Desert Ridge	—	109,013	520,684	3,658	109,350	524,005	633,355	7,981	2025	20-40
Inn at Opryland	—	2,675	7,248	31,706	3,483	38,146	41,629	15,793	1998	20-40
AC Hotel	—	9,079	17,340	4,432	9,101	21,750	30,851	5,906	2014	20-40
Miscellaneous	—	43,337	6,717	8,632	53,481	5,205	58,686	15,664	N/A	20-40
		$454,167	$3,491,548	$1,547,489	$619,256	$4,873,948	$5,493,204	$1,682,033

	2025	2024	2023
Investment in real estate:
Balance at beginning of year	$4,725,582	$4,570,055	$3,810,923
Other acquisitions	629,697	—	697,780
Improvements	139,514	156,267	61,440
Disposals	(1,589)	(740)	(88)
Balance at end of year	$5,493,204	$4,725,582	$4,570,055

Accumulated depreciation:
Balance at beginning of year	$1,554,172	$1,436,672	$1,327,833
Depreciation	129,401	117,674	108,846
Disposals	(1,540)	(174)	(7)
Balance at end of year	$1,682,033	$1,554,172	$1,436,672
(1)	Includes equity pledges under the Company’s credit facility. At December 31, 2025, $289.9 million in borrowings were outstanding under such facility.
(2)	The aggregate cost of these assets for federal income tax purposes (unaudited) is approximately $4.2 billion at December 31, 2025.