Form 10-Q
period 2026-03-31
Ryman Hospitality Properties, Inc.
filed 2026-05-01
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2026
Common Stock, par value $.01	63,109,272 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2026	2025
ASSETS:
Property and equipment, net	$5,018,898	$4,970,429
Cash and cash equivalents - unrestricted	424,021	471,421
Cash and cash equivalents - restricted	27,264	28,759
Notes receivable, net	52,556	53,503
Trade receivables, net	139,335	105,903
Deferred income tax assets, net	61,957	67,669
Prepaid expenses and other assets	187,602	196,798
Intangible assets and goodwill, net	282,148	286,701
Total assets	$6,193,781	$6,181,183

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$3,968,404	$3,976,913
Accounts payable and accrued liabilities	544,482	517,708
Distributions payable	77,906	78,819
Deferred management rights proceeds	162,507	162,901
Operating lease liabilities	162,463	158,815
Other liabilities	73,808	74,251
Total liabilities	4,989,570	4,969,407
Commitments and contingencies
Noncontrolling interest in Opry Entertainment Group	433,394	422,691
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 63,109 and 63,006 shares issued and outstanding, respectively	631	630
Additional paid-in capital	1,709,645	1,722,332
Treasury stock of 738 and 730 shares, at cost	(27,573)	(26,788)
Distributions in excess of retained earnings	(938,311)	(933,250)
Accumulated other comprehensive loss	(11,549)	(12,772)
Total stockholders' equity	732,843	750,152
Noncontrolling interests	37,974	38,933
Total equity	770,817	789,085
Total liabilities and equity	$6,193,781	$6,181,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Rooms	$223,758	$189,232
Food and beverage	289,347	253,263
Other hotel revenue	72,284	55,235
Entertainment	79,183	89,550
Total revenues	664,572	587,280

Operating expenses:
Rooms	50,594	46,289
Food and beverage	158,163	138,139
Other hotel expenses	144,622	123,924
Management fees, net	20,915	18,463
Total hotel operating expenses	374,294	326,815
Entertainment	65,109	69,770
Corporate	11,285	10,770
Preopening costs	387	87
Depreciation and amortization	75,701	63,717
Total operating expenses	526,776	471,159

Operating income	137,796	116,121
Interest expense	(64,119)	(54,283)
Interest income	5,186	5,459
Loss on extinguishment of debt	(2,200)	—
Loss from unconsolidated joint ventures	—	(16)
Other gains and (losses), net	(362)	(108)
Income before income taxes	76,301	67,173
Provision for income taxes	(6,899)	(4,159)
Net income	69,402	63,014

Net (income) loss attributable to noncontrolling interest in Opry Entertainment Group	588	(711)
Net loss attributable to other noncontrolling interests	485	658
Net income available to common stockholders	$70,475	$62,961

Basic income per share available to common stockholders	$1.12	$1.05
Diluted income per share available to common stockholders	$1.03	$1.00

Comprehensive income, net of taxes	$70,625	$62,926
Comprehensive (income) loss, net of taxes, attributable to noncontrolling interest in Opry Entertainment Group	199	(723)
Comprehensive loss, net of taxes, attributable to other noncontrolling interests	478	659
Comprehensive income, net of taxes, available to common stockholders	$71,302	$62,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$69,402	$63,014
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision for deferred income taxes	5,754	2,933
Depreciation and amortization	75,701	63,717
Amortization of deferred financing costs	3,247	2,707
Loss from unconsolidated joint ventures	—	16
Equity-based compensation expense	3,802	3,622
Changes in:
Trade receivables	(33,433)	(36,536)
Accounts payable and accrued liabilities	18,920	(16,381)
Other assets and liabilities	25,851	15,127
Net cash flows provided by operating activities	169,244	98,219

Cash Flows from Investing Activities:
Purchases of property and equipment	(113,663)	(112,727)
Other investing activities, net	(411)	(18,400)
Net cash flows used in investing activities	(114,074)	(131,127)

Cash Flows from Financing Activities:
Repayments under term loan B	(734)	(734)
Borrowings under OEG revolving credit facility	—	5,000
Repayments under OEG revolving credit facility	—	(9,000)
Repayments under OEG term loan	(1,077)	(750)
Repayments under Block 21 CMBS loan	—	(782)
Issuance of senior notes	700,000	—
Redemption of senior notes	(700,000)	—
Deferred financing costs paid	(19,243)	—
Payment of distributions	(77,517)	(70,258)
Payment of tax withholdings for equity-based compensation	(5,387)	(5,441)
Other financing activities, net	(107)	(30)
Net cash flows used in financing activities	(104,065)	(81,995)

Net change in cash, cash equivalents, and restricted cash	(48,895)	(114,903)
Cash, cash equivalents, and restricted cash, beginning of period	500,180	576,228
Cash, cash equivalents, and restricted cash, end of period	$451,285	$461,325

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$424,021	$413,858
Cash and cash equivalents - restricted	27,264	47,467
Cash, cash equivalents, and restricted cash, end of period	$451,285	$461,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated
		Additional		in Excess of	Other	Total			Noncontrolling
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Noncontrolling	Total	Interest
	Stock	Capital	Stock	Earnings	Loss	Equity	Interests	Equity	in OEG
BALANCE, December 31, 2025	$630	$1,722,332	$(26,788)	$(933,250)	$(12,772)	$750,152	$38,933	$789,085	$422,691
Net income (loss)	—	—	—	70,475	—	70,475	(485)	69,990	(588)
Other comprehensive income, net of income taxes	—	—	—	—	1,223	1,223	—	1,223	—
Adjustment of noncontrolling interest to redemption value	—	(11,291)	—	—	—	(11,291)	—	(11,291)	11,291
Dividends and distributions declared ($1.20 per share)	—	190	(785)	(75,536)	—	(76,131)	(474)	(76,605)	—
Restricted stock units surrendered	1	(5,388)	—	—	—	(5,387)	—	(5,387)	—
Equity-based compensation expense	—	3,802	—	—	—	3,802	—	3,802	—
BALANCE, March 31, 2026	$631	$1,709,645	$(27,573)	$(938,311)	$(11,549)	$732,843	$37,974	$770,817	$433,394

				Distributions	Accumulated
		Additional		in Excess of	Other	Total			Noncontrolling
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Noncontrolling	Total	Interest
	Stock	Capital	Stock	Earnings	Loss	Equity	Interests	Equity	in OEG
BALANCE, December 31, 2024	$599	$1,475,211	$(23,526)	$(888,132)	$(15,172)	$548,980	$3,657	$552,637	$381,945
Net income (loss)	—	—	—	62,961	—	62,961	(658)	62,303	711
Other comprehensive loss, net of income taxes	—	—	—	—	(88)	(88)	—	(88)	—
Adjustment of noncontrolling interest to redemption value	—	(8,960)	—	—	—	(8,960)	—	(8,960)	8,960
Purchase of interest in consolidated joint venture	—	—	—	—	—	—	36,270	36,270	—
Dividends and distributions declared ($1.15 per share)	—	169	(803)	(68,701)	—	(69,335)	(454)	(69,789)	—
Restricted stock units surrendered	1	(5,648)	—	—	—	(5,647)	—	(5,647)	—
Equity-based compensation expense	—	3,622	—	—	—	3,622	—	3,622	—
BALANCE, March 31, 2025	$600	$1,464,394	$(24,329)	$(893,872)	$(15,260)	$531,533	$38,815	$570,348	$391,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION:

On January 1, 2013, Ryman Hospitality Properties, Inc. (“Ryman”) and its subsidiaries (collectively with Ryman, the “Company”) began operating as a real estate investment trust (“REIT”) for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of upscale, meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels and JW Marriott brands. The five Gaylord Hotels resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). The two JW Marriott resorts, which the Company refers to as the JW Marriott properties, consist of the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”) and the JW Marriott Phoenix Desert Ridge Resort & Spa (“JW Marriott Desert Ridge”) (effective June 10, 2025). The Company’s other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

The Company also owns an approximate 70% controlling equity interest in OEG Attractions Holdings, LLC, a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which the Company reports as its Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a brand of Luke Combs-themed bar, music venue and event spaces that opened in Nashville, Tennessee in November 2024, with additional locations expected to open in Las Vegas, Nevada in late 2026 and at Universal Orlando Resort’s CityWalk in late 2027; Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”); and a majority and controlling equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company. In addition, in January 2026, OEG began managing the Ascend Amphitheater in downtown Nashville, Tennessee and, in February 2026, began managing the CCNB Amphitheatre outside of Greenville, South Carolina.

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

The condensed consolidated financial statements include the accounts of Ryman and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

Newly Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Expense Disaggregation Disclosures,” requiring public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement line items, including employee compensation, purchases of inventory, depreciation, intangible asset amortization and depletion for each income statement line item that includes those expenses. The guidance is applied prospectively, but with the option to apply retrospectively, and will be effective for the Company for fiscal year 2027. The Company is currently evaluating the impact of this ASU but does not anticipate this adoption to have a material impact on the Company’s financial statements.

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting – Narrow-Scope Improvements,” which is intended to improve the navigability of previous guidance and clarify when that guidance is applicable. Among other items, it establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure guidance. The guidance may be applied retrospectively or prospectively and will be effective for the Company for interim periods beginning in fiscal year 2028. The Company is currently evaluating the impact of this ASU but does not anticipate this adoption to have a material impact on the Company’s financial statements.

2. JW MARRIOTT DESERT RIDGE TRANSACTION:

On June 10, 2025, the Company purchased JW Marriott Desert Ridge for approximately $865 million. The Company funded the purchase price with a portion of the approximately $275.5 million in net proceeds of an underwritten registered public offering of approximately 3.0 million shares of the Company’s common stock and approximately $614 million in net proceeds of a private placement of $625 million aggregate principal amount of 6.50% senior notes due 2033. JW Marriott Desert Ridge assets are reflected in the Company’s Hospitality segment beginning June 10, 2025.

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

3. REVENUES:

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Hotel group rooms	$164,410	$144,574
Hotel transient rooms	59,348	44,658
Hotel food and beverage - banquets	214,952	186,969
Hotel food and beverage - outlets	74,395	66,294
Hotel other	72,284	55,235
Entertainment admissions/ticketing	20,781	25,551
Entertainment food and beverage	34,620	35,184
Entertainment retail and other	23,782	28,815
Total revenues	$664,572	$587,280

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Gaylord Opryland	$128,379	$110,178
Gaylord Palms	97,646	88,393
Gaylord Texan	83,371	86,377
Gaylord National	74,227	80,829
Gaylord Rockies	72,249	70,948
JW Marriott Hill Country	50,295	55,276
JW Marriott Desert Ridge	73,868	—
AC Hotel	2,336	2,698
Inn at Opryland and other	3,018	3,031
Total Hospitality segment revenues	$585,389	$497,730

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee; Las Vegas, Nevada; and Austin, Texas.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms and advanced ticketing at its OEG venues. At March 31, 2026 and December 31, 2025, the Company had $271.7 million and $220.6 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2025, approximately $106.7 million was recognized in revenue during the three months ended March 31, 2026.

4. INCOME PER SHARE:

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income available to common stockholders	$70,475	$62,961
Net income (loss) attributable to noncontrolling interest in OEG	(588)	711
Net income available to common stockholders - if-converted method	$69,887	$63,672

Denominator:
Weighted average shares outstanding - basic	63,023	59,919
Effect of dilutive equity-based compensation	206	240
Effect of dilutive put rights	4,434	3,654
Weighted average shares outstanding - diluted	67,663	63,813

Basic income per share available to common stockholders	$1.12	$1.05
Diluted income per share available to common stockholders	$1.03	$1.00

As more fully discussed in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, although currently not exercisable, the minority investor of OEG has certain put rights (the “OEG Put Rights”) to require the Company to purchase the minority investor’s equity interest in OEG, which the Company may pay in cash or Company stock at the Company’s option. The Company calculated potential dilution for the OEG Put Rights based on the if-converted method, which assumes the OEG Put Rights were converted on the first day of the period or the date of issuance and the minority investor’s noncontrolling equity interest was redeemed in exchange for shares of the Company’s common stock.

The operating partnership units (“OP Units”) held by the noncontrolling interest holders in RHP Hotel Properties, LP (the “Operating Partnership”) have been excluded from the denominator of the diluted income per share calculation for the three months ended March 31, 2026 and 2025 as there would be no effect on the calculation of diluted income per share because the income or loss attributable to the OP Units held by the noncontrolling interest holders would also be added or subtracted to derive net income available to common stockholders.

5. PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 2026 and December 31, 2025 is summarized as follows (in thousands):

	March 31,	December 31,
	2026	2025
Land and land improvements	$734,324	$731,497
Buildings	5,318,751	5,258,989
Furniture, fixtures and equipment	1,558,902	1,516,736
Right-of-use finance lease assets	1,841	1,841
Construction-in-progress	198,787	185,275
	7,812,605	7,694,338
Accumulated depreciation and amortization	(2,793,707)	(2,723,909)
Property and equipment, net	$5,018,898	$4,970,429

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $52.6 million and $53.5 million at March 31, 2026 and December 31, 2025, respectively, net of credit loss reserve of $38.0 million at each of March 31, 2026 and December 31, 2025. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. During the periods presented, the Company has accrued interest only on the Series A bond.

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

During the three months ended March 31, 2026 and 2025, the Company recorded interest income of $1.0 million and $1.1 million, respectively, on these bonds. The Company received payments of $2.0 million and $2.2 million during the three months ended March 31, 2026 and 2025, respectively, relating to these notes receivable.

7. DEBT:

The Company’s debt and finance lease obligations at March 31, 2026 and December 31, 2025 consisted of (in thousands):

	March 31,	December 31,
	2026	2025
$850M Revolving Credit Facility, interest at SOFR plus 1.50%, maturing January 28, 2030	$—	$—
Term Loan B, interest at SOFR plus 1.75%, maturing May 18, 2030	289,122	289,856
Senior Notes, interest at 4.75%, maturing October 15, 2027	—	700,000
Senior Notes, interest at 7.25%, maturing July 15, 2028	400,000	400,000
Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	600,000
Senior Notes, interest at 6.50%, maturing April 1, 2032	1,000,000	1,000,000
Senior Notes, interest at 6.50%, maturing June 15, 2033	625,000	625,000
Senior Notes, interest at 5.75%, maturing March 15, 2034	700,000	—
$80M OEG Revolver, interest at SOFR plus 3.50%, maturing June 28, 2029	—	—
OEG Term Loan, interest at SOFR plus 3.50%, maturing June 28, 2031	424,193	425,270
Finance lease obligations	492	596
Unamortized deferred financing costs	(58,709)	(52,282)
Unamortized discounts and premiums, net	(11,694)	(11,527)
Total debt	$3,968,404	$3,976,913

Amounts due within one year of the balance sheet date consist of amortization payments for the term loan B of 1.0% of the refinanced $293.5 million principal balance and amortization payments for the OEG term loan of approximately 1.0% of the refinanced $428.5 million principal balance.

At March 31, 2026, there were no defaults under the covenants related to the Company’s outstanding debt.

$850 Million Revolving Credit Facility

On January 28, 2026, the Company entered into an Amendment No. 1 to Credit Agreement (the “First Amendment”), which amended the Company’s existing credit agreement to, among other things, increase the maximum borrowing capacity under the Company’s revolving credit facility (the “Revolver”) from $700.0 million to $850.0 million, remove the “SOFR Adjustment” applicable to borrowings under the Revolver, extend the maturity date of the Revolver to January 28, 2030 and modify certain financial covenants applicable to the Revolver.

$700 Million 5.75% Senior Notes due 2034

On March 11, 2026, the Operating Partnership and RHP Finance Corporation (collectively, the “issuing subsidiaries”) completed the private placement of $700.0 million in aggregate principal amount of 5.75% senior notes due 2034 (the “$700 Million 5.75% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement.

The $700 Million 5.75% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $700 Million 5.75% Senior Notes have a maturity date of March 15, 2034 and bear interest at 5.75% per annum, payable semi-annually in cash in arrears on March 15 and September 15 each year, beginning on September 15, 2026. The $700 Million 5.75% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the Company’s $400 million in aggregate principal amount of 7.25% senior notes due 2028, $600 million in aggregate principal amount of 4.50% senior notes due 2029, $1 billion in aggregate principal amount of 6.50% senior notes due 2032, and $625 million in aggregate principal amount of 6.50% senior notes due 2033, and senior in right of payment to future subordinated indebtedness, if any.

The $700 Million 5.75% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness, including the Operating Partnership’s existing credit facility, to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $700 Million 5.75% Senior Notes. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $700 Million 5.75% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $700 Million 5.75% Senior Notes.

The net proceeds from the issuance of the $700 Million 5.75% Senior Notes totaled approximately $687 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used these net proceeds, together with cash on hand, to redeem in full the Company’s former $700 million in aggregate principal amount of 4.75% senior notes originally due 2027.

The $700 Million 5.75% Senior Notes are redeemable before March 15, 2029, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $700 Million 5.75% Senior Notes will be redeemable, in whole or in part, at any time on or after March 15, 2029 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 102.875%, 101.438%, and 100.000% beginning on March 15 of 2029, 2030, and 2031, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

8. LEASES:

The Company’s lease costs for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$5,708	$4,913
Finance lease cost:
Amortization of right-of-use assets	121	41
Interest on lease liabilities	8	4
Net lease cost	$5,837	$4,958

Future minimum lease payments under non-cancelable leases at March 31, 2026 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$11,867	$295
Year 2	14,746	192
Year 3	14,002	66
Year 4	13,604	—
Year 5	13,000	—
Years thereafter	620,415	—
Total future minimum lease payments	687,634	553
Less amount representing interest	(525,171)	(61)
Total present value of minimum payments	$162,463	$492

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	39.4	years
Finance leases	2.1	years
Weighted-average discount rate:
Operating leases	7.3%
Finance leases	5.9%

9. STOCK PLANS:

During the three months ended March 31, 2026, the Company granted 0.2 million restricted stock units with a weighted-average grant date fair value of $101.71 per unit. There were 0.5 million restricted stock units outstanding at each of March 31, 2026 and December 31, 2025.

Compensation expense for the Company’s equity-based compensation plans was $3.8 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively.

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

For the three months ended March 31, 2026 and 2025, the Company recorded an income tax provision of $6.9 million and $4.2 million, respectively, related to its TRSs.

At March 31, 2026 and December 31, 2025, the Company had no unrecognized tax benefits.

11. COMMITMENTS AND CONTINGENCIES:

On April 9, 2024, the Company received service of process in a lawsuit naming the Company and a subsidiary as co-defendants with Marriott, as the manager, and multiple contractors in a personal injury lawsuit filed by individual plaintiffs in Colorado state court. The lawsuit relates to a May 2023 incident at the Gaylord Rockies indoor pool amenity involving the collapse of HVAC equipment. The complaint as amended requests an unspecified amount of damages related to alleged injuries to three guests and related claims by their families. The discovery phase of the litigation is ongoing at this time. The Company cannot predict its likely outcome or estimate the range of possible loss but does not believe that the outcome will have a material impact on the Company’s financial position. The Company intends to vigorously defend the lawsuit and believes it has strong defenses.

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

12. EQUITY

Dividends

On February 23, 2026, the Company’s board of directors declared the Company’s first quarter 2026 cash dividend in the amount of $1.20 per share of common stock, or an aggregate of approximately $76.2 million in cash, which was paid on April 15, 2026 to stockholders of record as of the close of business on March 31, 2026.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At March 31, 2026, 0.4 million outstanding OP Units, or 0.6% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheets. The Company owns, directly or indirectly, the remaining 99.4% of the outstanding OP Units.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, were as follows (in thousands):

		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$44,372	$44,372	$—	$—
Variable to fixed interest rate swaps	2,044	—	2,044	—
Total assets measured at fair value	$46,416	$44,372	$2,044	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$45,034	$45,034	$—	$—
Variable to fixed interest rate swaps	713	—	713	—
Total assets measured at fair value	$45,747	$45,034	$713	$—

The fair value of notes receivable is discussed in Note 6, “Notes Receivable.” The remainder of the assets and liabilities held by the Company at March 31, 2026 are not required to be recorded at fair value, and financial assets and liabilities approximate fair value.

See Note 2, “JW Marriott Desert Ridge Transaction,” for additional disclosures related to the fair value measurements used in the accounting for the purchase of JW Marriott Desert Ridge.

14. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s operations are organized into the following principal business segments:

●	Hospitality, which includes the Gaylord Hotels properties, the JW Marriott properties (including, effective June 10, 2025, JW Marriott Desert Ridge), the Inn at Opryland and the AC Hotel;
●	Entertainment, which includes the OEG business, specifically the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, Southern Entertainment, and beginning in the first quarter of 2026, the Ascend Amphitheater and the CCNB Amphitheatre; and
●	Corporate and Other, which includes operating and general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments.

The Company’s chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer and the Company’s chief financial officer. The CODM uses segment operating income (loss) to evaluate the performance of each segment and to allocate resources.

The accounting policies for each segment are the same as those described in Note 1, “Description of the Business and Summary of Significant Accounting Policies,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company does not have intersegment sales or transfers.

The following information is derived directly from the segments’ internal financial reports used by the CODM for corporate management purposes (amounts in thousands):

	For the Three Months Ended March 31, 2026
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$585,389	$79,183	$—	$664,572
Expenses:
Rooms	50,594			50,594
Food and beverage	158,163			158,163
Other hotel expenses (1)	144,622			144,622
Management fees	20,915			20,915
Employment costs		29,235		29,235
Cost of goods sold		10,551		10,551
Contract services		8,383		8,383
Non-income taxes and insurance		5,780		5,780
Preopening costs		387		387
Other segment expenses (1)		11,160	11,285	22,445
Depreciation and amortization	66,008	9,434	259	75,701
Operating income (loss)	$145,087	$4,253	$(11,544)	$137,796
Interest expense	(6)	(8,280)	(55,833)	(64,119)
Interest income				5,186
Loss on extinguishment of debt				(2,200)
Other gains and (losses), net				(362)
Income before income taxes				$76,301

	For the Three Months Ended March 31, 2025
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$497,730	$89,550	$—	$587,280
Expenses:
Rooms	46,289			46,289
Food and beverage	138,139			138,139
Other hotel expenses (1)	123,924			123,924
Management fees	18,463			18,463
Employment costs		27,310		27,310
Cost of goods sold		15,535		15,535
Contract services		10,011		10,011
Non-income taxes and insurance		4,852		4,852
Preopening costs		87		87
Other segment expenses (1)		12,062	10,770	22,832
Depreciation and amortization	54,106	9,377	234	63,717
Operating income (loss)	$116,809	$10,316	$(11,004)	$116,121
Interest expense	(25)	(8,870)	(45,388)	(54,283)
Interest income				5,459
Loss from unconsolidated joint ventures				(16)
Other gains and (losses), net				(108)
Income before income taxes				$67,173

	March 31,	December 31,
	2026	2025
Total assets:
Hospitality	$5,011,540	$4,996,594
Entertainment	773,404	745,755
Corporate and Other	408,837	438,834
Total assets	$6,193,781	$6,181,183
(1)	Other segment expenses include:
Hospitality segment – administrative employment costs, utilities, property taxes, supplies, advertising, maintenance and consulting expenses
Entertainment segment – advertising, utilities, maintenance and certain overhead expenses
Corporate and other – information technology, human resources, accounting, equity-based compensation and other administrative expenses

The following table represents capital expenditures by segment for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2026	2025
Hospitality	$100,965	$101,810
Entertainment	12,680	10,886
Corporate and Other	18	31
Total capital expenditures	$113,663	$112,727

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2025, included in our Annual Report on Form 10-K that was filed with the SEC on February 24, 2026.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These may also include statements regarding (i) the future performance of our business, anticipated business levels and our anticipated financial results during future periods; (ii) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) our dividend policy, including the frequency and amount of any dividend we may pay; (v) our strategic goals and potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) the ability of Marriott International, Inc. (“Marriott”) to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our ability to borrow available funds under our credit facility; (x) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xi) geopolitical uncertainty, the effects of inflation, other macroeconomic conditions and increased costs on our business and on our customers, including group customers at our hotels; (xii) risks associated with the integration of JW Marriott Desert Ridge into our existing asset base; and (xiii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, risks and uncertainties associated with economic conditions affecting the hospitality business generally, the geographic concentration of our hotel properties, business levels at our hotels, the effects of inflation and changes in international, national, regional and local economic and market conditions (such as the imposition of trade barriers or other changes in trade policy) on our business, including the effects on costs of labor and supplies and effects on group customers at our hotels and customers in our OEG businesses, our ability to remain qualified as a REIT, our ability to execute our strategic goals as a REIT, our ability to generate cash flows to support dividends, future board determinations regarding the timing and amount of dividends and changes to the dividend policy, our ability to borrow funds pursuant to our credit agreements and to refinance indebtedness and/or to successfully amend the agreements governing our indebtedness in the future, changes in interest rates, and those factors described elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 or described from time to time in our other reports filed with the SEC.

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our core holdings include a network of upscale, meetings-focused resorts totaling 11,869 rooms that are managed by Marriott under the Gaylord Hotels and JW Marriott brands. The five Gaylord Hotels resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). The two JW Marriott resorts, which we refer to as the JW Marriott properties, consist of the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”) and the JW Marriott Phoenix Desert Ridge Resort & Spa (“JW Marriott Desert Ridge”) (effective June 10, 2025). Our other hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

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

We also own an approximate 70% controlling equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which we report as our Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 100 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of six Blake Shelton-themed bar, music venue and event spaces; Category 10, a brand of Luke Combs-themed bar, music venue and event spaces that opened in Nashville, Tennessee in November 2024, with additional locations expected to open in Las Vegas, Nevada in late 2026 and at Universal Orlando Resort’s CityWalk in late 2027; Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”), and a majority and controlling equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company. In addition, in January 2026, OEG began managing the Ascend Amphitheater in downtown Nashville, Tennessee, and in February 2026, OEG began managing the CCNB Amphitheatre outside of Greenville, South Carolina.

See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Significant 2026 Activities

Significant activities we have undertaken in 2026 include (as well as where you can find more information herein or in the accompanying condensed consolidated financial statements):

●	Increased the maximum borrowing capacity under our revolving credit facility from $700.0 million to $850.0 million, extended the initial maturity date to 2030 and modified certain financial covenants – Note 7, “Debt”

●	Issued $700 million in 5.75% senior notes due 2034 and used the net proceeds to redeem our former $700 million in 4.75% senior notes originally due 2027 – Note 7, “Debt”
●	Continued investment in our existing properties through approximately $113.7 million in capital expenditures – “Liquidity and Capital Resources”
●	Declared approximately $76.2 million in cash distributions – Note 12, “Equity”

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

Continued Investment in Our Existing Properties. We continuously evaluate and invest in our current portfolio and consider enhancements or expansions as part of our long-term strategic plan. In early 2024, we identified over $1 billion in capital investment opportunities across our entire hotel portfolio, comprised of projects that we anticipate completing in phases through 2027. In 2024, we completed a $98 million multi-year interior and exterior enhancement project at Gaylord Rockies to better position the property for our group customers. Included in our nearly $225 million multi-phase capital improvement plan at Gaylord Opryland is the completed renovation of multiple ballrooms and pre-function space, the completed construction of a sports bar, event lawn and pavilion, and the ongoing expansion of approximately 108,000 square feet of premium, carpeted meeting space.

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have purchased Block 21, invested in six Ole Red locations and recently announced the planned development of a seventh Ole Red location that is expected to open in late 2027, opened our first Category 10 in November 2024 and have announced the development of two additional Category 10 locations that are expected to open in late 2026 and late 2027, respectively, purchased a majority interest in Southern Entertainment in January 2025, and began managing the Ascend Amphitheater in January and the CCNB Amphitheatre in February 2026. In September 2025, the Grand Ole Opry traveled to the Royal Albert Hall in London for the first international performance in its history. Further, in 2022, we completed a strategic transaction to sell a minority interest in OEG to an affiliate of Atairos Group, Inc. and its strategic partner NBCUniversal Media, LLC, who we believe will continue to help us expand the distribution of our OEG brands.

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

Our Operations

Our operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, our JW Marriott properties (including, effective June 10, 2025, JW Marriott Desert Ridge), the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, Southern Entertainment, our other Nashville-based attractions, and, beginning in 2026, the operation of the Ascend Amphitheater in downtown Nashville, Tennessee, and the CCNB Amphitheatre outside of Greenville, South Carolina.
●	Corporate and Other, consisting of our corporate expenses.

For the three months ended March 31, 2026 and 2025, our total revenues were divided among these business segments as follows:

	Three Months Ended
	March 31,
Segment	2026	2025
Hospitality	88%	85%
Entertainment	12%	15%
Corporate and Other	0%	0%

Key Performance Indicators

The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels, which are managed by Marriott. These factors impact the price that Marriott can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. The following key performance indicators are commonly used in the hospitality industry and are used by management to evaluate hotel performance and allocate capital resources:

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months ended March 31, 2026 and 2025. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited
	Three Months Ended March 31,
	2026	%	2025	%
REVENUES:
Rooms	$223,758	33.7%	$189,232	32.2%
Food and beverage	289,347	43.5%	253,263	43.1%
Other hotel revenue	72,284	10.9%	55,235	9.4%
Entertainment	79,183	11.9%	89,550	15.2%
Total revenues	664,572	100.0%	587,280	100.0%
OPERATING EXPENSES:
Rooms	50,594	7.6%	46,289	7.9%
Food and beverage	158,163	23.8%	138,139	23.5%
Other hotel expenses	144,622	21.8%	123,924	21.1%
Hotel management fees, net	20,915	3.1%	18,463	3.1%
Entertainment	65,109	9.8%	69,770	11.9%
Corporate	11,285	1.7%	10,770	1.8%
Preopening costs	387	0.1%	87	0.0%
Depreciation and amortization:
Hospitality	66,008	9.9%	54,106	9.2%
Entertainment	9,434	1.4%	9,377	1.6%
Corporate and Other	259	0.0%	234	0.0%
Total depreciation and amortization	75,701	11.4%	63,717	10.8%
Total operating expenses	526,776	79.3%	471,159	80.2%
OPERATING INCOME (LOSS):
Hospitality	145,087	24.8%	116,809	23.5%
Entertainment	4,640	5.9%	10,403	11.6%
Corporate and Other	(11,544)	(A)	(11,004)	(A)
Preopening costs	(387)	(0.1)%	(87)	(0.0)%
Total operating income	137,796	20.7%	116,121	19.8%
Interest expense	(64,119)	(A)	(54,283)	(A)
Interest income	5,186	(A)	5,459	(A)
Loss on extinguishment of debt	(2,200)	(A)	—	(A)
Loss from unconsolidated joint ventures	—	(A)	(16)	(A)
Other gains and (losses), net	(362)	(A)	(108)	(A)
Provision for income taxes	(6,899)	(A)	(4,159)	(A)
Net income	69,402	(A)	63,014	(A)
Net (income) loss attributable to noncontrolling interest in Opry Entertainment Group	588	(A)	(711)	(A)
Net loss attributable to other noncontrolling interests	485	(A)	658	(A)
Net income available to common stockholders	$70,475	(A)	$62,961	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three months ended March 31, 2026 and 2025 (in thousands, except percentages and per share data):

	Three Months Ended
	March 31,
			%
	2026	2025	Change
Total revenues	$664,572	$587,280	13.2%
Total operating expenses	526,776	471,159	11.8%
Operating income	137,796	116,121	18.7%
Net income	69,402	63,014	10.1%
Net income available to common stockholders	70,475	62,961	11.9%
Net income available to common stockholders per share - diluted	1.03	1.00	3.0%

Total Revenues

The increase in our total revenues for the three months ended March 31, 2026, as compared to the same period in 2025, is primarily attributable to an increase in our Hospitality segment of $87.7 million, partially offset by a decrease in our Entertainment segment of $10.4 million, as presented in the tables below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended March 31, 2026, as compared to the same period in 2025, is primarily the result of an increase in our Hospitality segment of $59.4 million (which includes an increase of $11.9 million in depreciation and amortization expense), partially offset by a decrease of $4.7 million in our Entertainment segment, as presented in the tables below.

Operating Income

The above factors resulted in an increase of $21.7 million in operating income for the three months ended March 31, 2026, respectively, as compared to the 2025 period.

Net Income

Our $6.4 million increase in net income for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to the changes in our revenues and operating expenses reflected above, impacted by the following factors, each as described more fully below:

●	A $10.1 million increase in interest expense, net, in the 2026 period, as compared to the 2025 period, due primarily to interest expense incurred for our $625.0 million senior notes that were issued in June 2025.
●	A $2.7 million increase in provision for income taxes in the 2026 period, as compared to the 2025 period.
●	A loss on extinguishment of debt of $2.2 million in the 2026 period due to the redemption of our former $700 million in 4.75% senior notes originally due 2027.

Factors and Trends Contributing to Performance and Current Environment

Important factors and trends contributing to our performance during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, were:

●	The addition of JW Marriott Desert Ridge, including $73.9 million in revenues; the property averaged $357.42 in RevPAR and $863.95 in Total RevPAR.
●	An increase in same-store (Hospitality segment excluding JW Marriott Desert Ridge) ADR of 5.1% in the 2026 period, as compared to the 2025 period.
●	A decrease in same-store group rooms traveled in the 2026 period of 4.1% from the 2025 period; however, there was an increase in same-store outside-the-room spend in the 2026 period of 3.2% over the 2025 period, driven by a favorable mix of group room nights traveled.
●	An increase of 16.5% in total revenue and Total RevPAR at Gaylord Opryland in the 2026 period, as compared to the 2025 period, primarily as a result of a 7.9% increase in group rooms traveled, which also drove increased catering revenue, and a 5.7% increase in ADR.
●	An increase of 10.5% in total revenue and Total RevPAR at Gaylord Palms in the 2026 period, as compared to the 2025 period, primarily as a result of a 4.4% increase in group rooms traveled, which also drove increased catering revenue, and a 9.1% increase in ADR.
●	A decrease of 9.0% in total revenue and Total RevPAR at JW Marriott Hill Country in the 2026 period, as compared to the 2025 period, primarily as a result of a decrease of 9.3 points of occupancy due primarily to a decrease in group rooms traveled and the resulting decrease in catering revenue.
●	A decrease of 8.2% in total revenue and Total RevPAR at Gaylord National in the 2026 period, as compared to the 2025 period, primarily as a result of a decrease of 9.4 points of occupancy due primarily to a decrease in group rooms traveled and the resulting decrease in catering revenue. The decrease in group rooms traveled is at least partially attributable to Winter Storm Fern, which impacted the property in January 2026.
●	A decrease of 3.5% in total revenue and Total RevPAR at Gaylord Texan in the 2026 period, as compared to the 2025 period, primarily as a result of a decrease of 7.6 points of occupancy due to a decrease in both group and transient room nights. This decline is primarily attributable to the ongoing rooms renovation at the property.

Other important factors and trends for the three months ended, and as of, March 31, 2026 include:

●	Same-store net definite group room nights booked at our hotels for all future periods in the three months ended March 31, 2026 increased 18.1%, as compared to the same period in 2025.
●	Same-store group room nights on the books for all future years at our hotels at March 31, 2026 is 2.0% higher than the number on the books at the same point in 2025. In addition, the estimated ADR on those group room nights on the books at March 31, 2026 is 5.4% higher than the same point in 2025.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2026 and 2025 (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2026	2025	Change
Revenues:
Rooms	$223,758	$189,232	18.2%
Food and beverage	289,347	253,263	14.2%
Other hotel revenue	72,284	55,235	30.9%
Total hospitality revenue	585,389	497,730	17.6%
Hospitality operating expenses:
Rooms	50,594	46,289	9.3%
Food and beverage	158,163	138,139	14.5%
Other hotel expenses	144,622	123,924	16.7%
Management fees, net	20,915	18,463	13.3%
Depreciation and amortization	66,008	54,106	22.0%
Total Hospitality operating expenses	440,302	380,921	15.6%
Hospitality operating income	$145,087	$116,809	24.2%
Hospitality performance metrics:
Occupancy	68.1%	69.7%	(1.6)	pts
ADR	$295.21	$264.40	11.7%
RevPAR (1)	$201.08	$184.21	9.2%
Total RevPAR (2)	$526.07	$484.52	8.6%
Net Definite Group Room Nights Booked	282,986	205,194	37.9%
Same-store Hospitality performance metrics (3):
Occupancy	67.7%	69.7%	(2.0)	pts
ADR	$277.76	$264.40	5.1%
RevPAR (1)	$188.07	$184.21	2.1%
Total RevPAR (2)	$497.95	$484.52	2.8%
Net Definite Group Room Nights Booked	242,269	205,194	18.1%
(1)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Room nights available to guests include nights that rooms are out of service. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(2)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights that rooms are out of service. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(3)	Same-store Hospitality segment metrics do not include JW Marriott Desert Ridge, which we purchased on June 10, 2025.

Total Hospitality segment revenues in the three months ended March 31, 2026 include $8.4 million in attrition and cancellation fee revenue, an increase of $1.6 million in attrition and cancellation fee collections from the 2025 period.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended
	March 31,
	2026	2025
Group	78%	80%
Transient	22%	20%

Other hotel expenses for the three months ended March 31, 2026 and 2025 consist of the following (in thousands):

	Three Months Ended
	March 31,
			%
	2026	2025	Change
Administrative employment costs	$56,827	$48,500	17.2%
Utilities	12,660	10,898	16.2%
Property taxes	13,160	12,054	9.2%
Other	61,975	52,472	18.1%
Total other hotel expenses	$144,622	$123,924	16.7%

Each of the other hotel expense categories above increased in the three months ended March 31, 2026, as compared to the 2025 period, primarily due to the addition of JW Marriott Desert Ridge. Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. The increase in other expenses, which include supplies, advertising, maintenance costs and consulting costs, during the three months ended March 31, 2026, as compared to the same period in 2025, also includes a slight increase of various miscellaneous expenses at Gaylord Opryland associated with the increase in business levels.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for our Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies and JW Marriott Desert Ridge are approximately 3% of gross revenues, and JW Marriott Hill Country is approximately 3.5% of gross revenues. Additionally, we pay Marriott an incentive management fee based on the profitability of our hotels. In the three months ended March 31, 2026 and 2025, we incurred $14.0 million and $11.6 million, respectively, related to base management fees for our Hospitality segment and $7.7 million and $7.6 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 5, “Deferred Management Rights Proceeds,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Total Hospitality segment depreciation and amortization expense increased in the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to the increase in depreciable assets associated with JW Marriott Desert Ridge, as well as increases in asset values at Gaylord Texan related to the ongoing rooms renovation and Gaylord Opryland related to the 2025 renovation of an existing ballroom and pre-function space.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2026 and 2025.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2026	2025	Change
Revenues:
Rooms	$50,315	$44,315	13.5%
Food and beverage	60,797	51,798	17.4%
Other hotel revenue	17,267	14,065	22.8%
Total revenue	128,379	110,178	16.5%
Operating expenses:
Rooms	10,753	10,103	6.4%
Food and beverage	32,450	27,913	16.3%
Other hotel expenses	30,850	28,694	7.5%
Management fees, net	5,801	5,310	9.2%
Depreciation and amortization	8,703	8,060	8.0%
Total operating expenses	88,557	80,080	10.6%
Operating income	$39,822	$30,098	32.3%
Performance metrics:
Occupancy	69.7%	64.9%	4.8	pts
ADR	$277.60	$262.57	5.7%
RevPAR	$193.58	$170.49	13.5%
Total RevPAR	$493.92	$423.89	16.5%

Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2026	2025	Change
Revenues:
Rooms	$36,022	$32,423	11.1%
Food and beverage	50,107	45,225	10.8%
Other hotel revenue	11,517	10,745	7.2%
Total revenue	97,646	88,393	10.5%
Operating expenses:
Rooms	6,753	6,687	1.0%
Food and beverage	25,174	23,186	8.6%
Other hotel expenses	23,913	23,266	2.8%
Management fees, net	3,248	3,262	(0.4)%
Depreciation and amortization	8,815	8,210	7.4%
Total operating expenses	67,903	64,611	5.1%
Operating income	$29,743	$23,782	25.1%
Performance metrics:
Occupancy	77.3%	75.9%	1.4	pts
ADR	$301.35	$276.14	9.1%
RevPAR	$232.97	$209.69	11.1%
Total RevPAR	$631.52	$571.68	10.5%

Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2026	2025	Change
Revenues:
Rooms	$28,118	$30,660	(8.3)%
Food and beverage	46,393	46,437	(0.1)%
Other hotel revenue	8,860	9,280	(4.5)%
Total revenue	83,371	86,377	(3.5)%
Operating expenses:
Rooms	6,460	6,615	(2.3)%
Food and beverage	23,609	23,440	0.7%
Other hotel expenses	19,357	19,425	(0.4)%
Management fees, net	2,815	3,273	(14.0)%
Depreciation and amortization	7,325	5,929	23.5%
Total operating expenses	59,566	58,682	1.5%
Operating income	$23,805	$27,695	(14.0)%
Performance metrics:
Occupancy	65.4%	73.0%	(7.6)	pts
ADR	$263.31	$257.26	2.4%
RevPAR	$172.23	$187.80	(8.3)%
Total RevPAR	$510.66	$529.08	(3.5)%

Gaylord National Results. The results of Gaylord National for the three months ended March 31, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2026	2025	Change
Revenues:
Rooms	$30,187	$32,395	(6.8)%
Food and beverage	36,609	42,123	(13.1)%
Other hotel revenue	7,431	6,311	17.7%
Total revenue	74,227	80,829	(8.2)%
Operating expenses:
Rooms	11,155	11,951	(6.7)%
Food and beverage	23,943	25,886	(7.5)%
Other hotel expenses	23,127	23,307	(0.8)%
Management fees, net	1,285	1,768	(27.3)%
Depreciation and amortization	8,492	8,443	0.6%
Total operating expenses	68,002	71,355	(4.7)%
Operating income	$6,225	$9,474	(34.3)%
Performance metrics:
Occupancy	63.0%	72.4%	(9.4)	pts
ADR	$266.55	$249.02	7.0%
RevPAR	$168.04	$180.33	(6.8)%
Total RevPAR	$413.20	$449.95	(8.2)%

Gaylord Rockies Results. The results of Gaylord Rockies for the three months ended March 31, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2026	2025	Change
Revenues:
Rooms	$26,354	$25,083	5.1%
Food and beverage	38,879	39,624	(1.9)%
Other hotel revenue	7,016	6,241	12.4%
Total revenue	72,249	70,948	1.8%
Operating expenses:
Rooms	5,967	5,676	5.1%
Food and beverage	23,473	23,350	0.5%
Other hotel expenses	10,986	10,131	8.4%
Management fees, net	2,190	2,116	3.5%
Depreciation and amortization	15,188	14,852	2.3%
Total operating expenses	57,804	56,125	3.0%
Operating income	$14,445	$14,823	(2.6)%
Performance metrics:
Occupancy	75.4%	72.2%	3.2	pts
ADR	$258.62	$257.09	0.6%
RevPAR	$195.08	$185.68	5.1%
Total RevPAR	$534.82	$525.19	1.8%

JW Marriott Hill Country Results. The results of JW Marriott Hill Country for the three months ended March 31, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended
	March 31,
			%
	2026	2025	Change
Revenues:
Rooms	$17,856	$19,694	(9.3)%
Food and beverage	23,904	27,341	(12.6)%
Other hotel revenue	8,535	8,241	3.6%
Total revenue	50,295	55,276	(9.0)%
Operating expenses:
Rooms	3,392	3,806	(10.9)%
Food and beverage	12,135	13,558	(10.5)%
Other hotel expenses	17,763	16,822	5.6%
Management fees, net	1,635	2,410	(32.2)%
Depreciation and amortization	8,162	7,831	4.2%
Total operating expenses	43,087	44,427	(3.0)%
Operating income	$7,208	$10,849	(33.6)%
Performance metrics:
Occupancy	58.6%	67.9%	(9.3)	pts
ADR	$337.63	$321.54	5.0%
RevPAR	$198.01	$218.38	(9.3)%
Total RevPAR	$557.72	$612.95	(9.0)%

JW Marriott Desert Ridge Results. We purchased JW Marriott Desert Ridge on June 10, 2025. The results of JW Marriott Desert Ridge for the three months ended March 31, 2026 are as follows (in thousands, except percentages and performance metrics):

Three Months Ended
March 31, 2026
Revenues:
Rooms	$30,559
Food and beverage	31,973
Other hotel revenue	11,336
Total revenue	73,868
Operating expenses:
Rooms	4,714
Food and beverage	16,515
Other hotel expenses	16,241
Management fees, net	3,627
Depreciation and amortization	8,516
Total operating expenses	49,613
Operating income	$24,255
Performance metrics:
Occupancy	73.0%
ADR	$489.75
RevPAR	$357.42
Total RevPAR	$863.95

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2026	2025	Change
Revenues	$79,183	$89,550	(11.6)%
Operating expenses	(65,109)	(69,770)	(6.7)%
Preopening costs	(387)	(87)	344.8%
Depreciation and amortization	(9,434)	(9,377)	0.6%
Operating income	$4,253	$10,316	(58.8)%

Revenues decreased in our Entertainment segment in the three months ended March 31, 2026, as compared to the 2025 period, primarily due to the prior year period including an increase in produced content related to the Grand Ole Opry’s 100-year celebration, as well as lower revenues at the Grand Ole Opry and Ryman Auditorium related to Winter Storm Fern, which impacted Nashville, Tennessee in January 2026.

Entertainment segment operating expenses decreased in the three months ended March 31, 2026, as compared to the 2025 period, primarily related to a decrease in variable expenses associated with the decrease in revenue.

Depreciation and amortization remained stable in the three months ended March 31, 2026, as compared to the 2025 period.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2026	2025	Change
Operating expenses	$11,285	$10,770	4.8%
Depreciation and amortization	259	234	10.7%
Operating loss	$(11,544)	$(11,004)	(4.9)%

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses increased in the three months ended March 31, 2026, as compared to the 2025 period, primarily as a result of an increase in employment expenses.

Operating Results – Preopening Costs

Preopening costs during the three months ended March 31, 2026 include costs associated with Category 10 Las Vegas, which is expected to open in late 2026.

Non-Operating Results Affecting Net Income

The following table summarizes the other factors which affected our net income for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2026	2025	Change
Interest expense	$(64,119)	$(54,283)	(18.1)%
Interest income	5,186	5,459	(5.0)%
Loss on extinguishment of debt	(2,200)	—	—%
Loss from unconsolidated joint ventures	—	(16)	100.0%
Other gains and (losses), net	(362)	(108)	(235.2)%
Provision for income taxes	(6,899)	(4,159)	(65.9)%

Interest Expense

The following presents interest expense associated with our outstanding borrowings, including the impact of interest rate swaps, for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended
	March 31,
			%
	2026	2025	Change
RHP Revolving Credit Facility	$1,137	$1,019	11.6%
RHP Term Loan B	4,282	4,960	(13.7)%
RHP Senior Notes	52,364	39,946	31.1%
OEG Revolver	170	542	(68.6)%
OEG Term Loan	8,183	6,530	25.3%
Block 21 CMBS Loan	—	2,066	(100.0)%
Other (1)	(2,017)	(780)	(158.6)%
Total interest expense	$64,119	$54,283	18.1%
(1)	Other includes capitalized interest, as well as other miscellaneous items.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 6.4% for each of the three months ended March 31, 2026 and 2025, respectively.

Interest Income

Interest income for the three months ended March 31, 2026 and 2025 primarily includes amounts earned on our cash balances, as well as the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

As a result of the March 2026 redemption of our previous outstanding $700.0 million 4.75% senior notes due 2027, we recognized a loss on extinguishment of debt of $2.2 million in the three months ended March 31, 2026.

Other Gains and (Losses), net

Other gains and (losses), net for the three months ended March 31, 2026 and 2025 includes miscellaneous items.

Provision for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended March 31, 2026 and 2025, we recorded an income tax provision of $6.9 million and $4.2 million, respectively, related to our TRSs. The change in the income tax provision for the 2026 period, as compared to the 2025 period, relates to changes in income at our TRSs.

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

The following is a reconciliation of our consolidated GAAP net income to EBITDAre, Adjusted EBITDAre, and Adjusted EBITDAre, Excluding Noncontrolling Interest for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net income	$69,402	$63,014
Interest expense, net	58,933	48,824
Provision for income taxes	6,899	4,159
Depreciation and amortization	75,701	63,717
Pro rata EBITDAre from unconsolidated joint ventures	1	1
EBITDAre	210,936	179,715
Preopening costs	387	87
Non-cash lease expense	943	889
Equity-based compensation expense	3,802	3,622
Interest income on Gaylord National bonds	1,025	1,114
Loss on extinguishment of debt	2,200	—
Transaction costs of acquisitions	—	75
Adjusted EBITDAre	219,293	185,502
Adjusted EBITDAre of noncontrolling interest	(4,157)	(5,626)
Adjusted EBITDAre, excluding noncontrolling interest	$215,136	$179,876

The following is a reconciliation of our consolidated GAAP net income available to common stockholders to FFO and Adjusted FFO for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net income available to common stockholders	$70,475	$62,961
Noncontrolling interest in OP Units	441	415
Net income available to common stockholders and unit holders	70,916	63,376
Depreciation and amortization	75,580	63,676
Adjustments for noncontrolling interest	(3,024)	(3,077)
FFO available to common stockholders and unit holders	143,472	123,975
Right-of-use asset amortization	121	41
Non-cash lease expense	943	889
Amortization of deferred financing costs	3,247	2,707
Amortization of debt discounts and premiums	383	558
Loss on extinguishment of debt	2,200	—
Adjustments for noncontrolling interest	(42)	(282)
Transaction costs of acquisitions	—	75
Deferred tax provision	5,754	2,933
Adjusted FFO available to common stockholders and unit holders	$156,078	$130,896

Liquidity and Capital Resources

Cash Flows Provided By Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the three months ended March 31, 2026, our net cash flows provided by operating activities were $169.2 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $157.9 million and favorable changes in working capital of $11.3 million. The favorable changes in working capital primarily resulted from the receipt of property tax rebates at Gaylord Rockies, an increase in advanced ticket purchases at our OEG venues and advanced room deposits on future hotel stays, and an increase in general accounts payable due to the timing of payments. These favorable changes in working capital were partially offset by an increase in accounts receivable due to a seasonal increase in group business at our hotel properties and the payment of accrued property taxes and accrued compensation.

During the three months ended March 31, 2025, our net cash flows provided by operating activities were $98.2 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $136.0 million, partially offset by unfavorable changes in working capital of $37.8 million. The unfavorable changes in working capital primarily resulted from an increase in accounts receivable due to a seasonal increase in group business at our hotel properties and a decrease in accounts payable and accrued liabilities primarily related to the payment of accrued compensation, property taxes and interest. These unfavorable changes in working capital were partially offset by an increase in advanced room deposits on future hotel stays and advanced ticket purchases at our OEG venues.

Cash Flows Used In Investing Activities. During the three months ended March 31, 2026, our primary use of funds for investing activities was purchases of property and equipment, which totaled $113.7 million, and consisted primarily of a rooms renovation at Gaylord Texan and the preparation for a rooms renovation at JW Marriott Hill Country; projects at Gaylord Opryland, including a meeting space expansion and the development of a sports bar, pavilion and event lawn; and ongoing maintenance capital expenditures for each of our existing properties.

During the three months ended March 31, 2025, our primary use of funds for investing activities were purchases of property and equipment, which totaled $112.7 million, and consisted primarily of the renovation of a ballroom and pre-function space and the development of the sports bar, pavilion and event lawn at Gaylord Opryland; the preparation for the rooms renovation at Gaylord Texan; and ongoing maintenance capital expenditures for each of our existing properties.

Cash Flows Used In Financing Activities. Our cash flows from financing activities primarily reflect the incurrence and repayment of long-term debt and the payment of cash distributions. During the three months ended March 31, 2026, our net cash flows used in financing activities were $104.1 million, primarily reflecting the issuance of $700.0 million in senior notes and the redemption of $700.0 million in senior notes, the payment of $77.5 million in cash distributions, and the payment of $19.2 million in deferred financing costs.

During the three months ended March 31, 2025, our net cash flows used in financing activities were $82.0 million, primarily reflecting the payment of $70.3 million in cash distributions.

Liquidity

At March 31, 2026, we had $424.0 million in unrestricted cash and $930.0 million available for borrowing in the aggregate under our revolving credit facility and the OEG revolving credit facility. During the three months ended March 31, 2026, we issued $700 million in new senior notes, redeemed $700 million in existing senior notes, incurred capital expenditures of $113.7 million and paid $77.5 million in cash distributions. These changes, partially offset by the cash flows provided by operations discussed above, were the primary factors in the decrease in our cash balance from December 31, 2025 to March 31, 2026.

We anticipate investing in our operations during the remainder of 2026 by spending between approximately $235 million and $335 million in capital expenditures, which includes a meeting space expansion at Gaylord Opryland; rooms renovations at JW Marriott Hill Country and Gaylord Texan; and ongoing maintenance capital for each of our current facilities. At this time, the scope of our multiyear capital program remains unchanged; however, the discrete nature of the projects in the pipeline allows us to take a flexible approach to evolving macroeconomic conditions. Further, our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually. Future dividends are subject to our board of directors’ future determinations as to amount and timing. We currently have no debt maturities until July 2028. We believe we will be able to refinance our debt agreements prior to their maturities.

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

Our outstanding principal debt agreements are described below. At March 31, 2026, there were no defaults under the covenants related to our outstanding debt.

Principal Debt Agreements

Credit Facility. On May 18, 2023, we entered into a Credit Agreement (as modified pursuant to the First Incremental Agreement, the Second Incremental Agreement and the First Amendment (each as hereinafter defined), the “Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

The Credit Agreement provides for a revolving credit facility (the “Revolver”) in an original aggregate principal amount equal to $700.0 million and as of January 28, 2026 increased to $850.0 million pursuant to Amendment No. 1 to Credit Agreement (the “First Amendment”) and a senior secured term loan B (the “Term Loan B”) (in the original principal amount of $500.0 million, with an outstanding principal amount equal to $289.1 million at March 31, 2026), as well as an accordion feature that will allow us to increase the facilities by an aggregate total of up to $475 million, which may be allocated between the Revolver and the Term Loan B at our option.

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

At March 31, 2026, no amounts were outstanding under the Revolver, and there was $850.0 million of availability under the Revolver (subject to the satisfaction of debt incurrence tests under each of the indentures governing each of our senior note issuances discussed below, which we met at March 31, 2026).

Term Loan B. The Term Loan B has a maturity date of May 18, 2030. As of March 31, 2026, the applicable interest rate margin for borrowings under the Term Loan B is, at our option, either (i) 1.75% for SOFR Loans (as defined in the Credit Agreement) and 0.75% for base rate loans.

At March 31, 2026, the interest rate on the Term Loan B was Term SOFR plus 1.75%. The annual amortization under the Term Loan B is 1% of the refinanced $293.5 million outstanding principal amount, with the balance due at maturity. At March 31, 2026, $289.1 million in borrowings were outstanding under the Term Loan B.

For purposes of the Term Loan B, each of Term SOFR and Daily Simple SOFR are subject to a floor of 0.00%.

$1 Billion 6.50% Senior Notes. On March 28, 2024, the Operating Partnership and Finco (collectively, the “issuing subsidiaries”) completed the private placement of $1.0 billion in aggregate principal amount of 6.50% senior notes due 2032 (the “$1 Billion 6.50% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $1 Billion 6.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $1 Billion 6.50% Senior Notes have a maturity date of April 1, 2032 and bear interest at 6.50% per annum, payable semi-annually in cash in arrears on April 1 and October 1 each year. The $1 Billion 6.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $700 Million 5.75% Senior Notes, the $625 Million 6.50% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $1 Billion 6.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $1 Billion 6.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $1 Billion 6.50% Senior Notes.

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

$700 Million 5.75% Senior Notes. On March 11, 2026, the Operating Partnership and Finco completed the private placement of $700.0 million in aggregate principal amount of senior notes due 2034 (the “$700 Million 5.75% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $700 Million 5.75% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank Trust Company, National Association as trustee. The $700 Million 5.75% Senior Notes have a maturity date of March 15, 2034 and bear interest at 5.75% per annum, payable semi-annually in cash in arrears on March 15 and September 15 each year, beginning September 15, 2026. The $700 Million 5.75% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $625 Million 6.50% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $700 Million 5.75% Senior

Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $700 Million 5.75% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $700 Million 5.75% Senior Notes.

The net proceeds from the issuance of the $700 Million 5.75% Senior Notes totaled approximately $687 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used these net proceeds, together with cash on hand, to redeem in full our former $700 million in aggregate principal amount of 4.75% senior notes due 2027.

The $700 Million 5.75% Senior Notes are redeemable before March 15, 2029, in whole or in part, at 100% of the principal amount thereof plus accrued and unpaid interest thereon to, but not including, the redemption date plus a make-whole premium. The $700 Million 5.75% Senior Notes will be redeemable, in whole or in part, at any time on or after March 15, 2029 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 102.875%, 101.438% and 100.000% beginning on March 15 of 2029, 2030 and 2031, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

$625 Million 6.50% Senior Notes. On June 4, 2025, the Operating Partnership and Finco completed the private placement of $625.0 million in aggregate principal amount of 6.50% senior notes due 2033 (the “$625 Million 6.50% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $625 Million 6.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $625 Million 6.50% Senior Notes have a maturity date of June 15, 2033 and bear interest at 6.50% per annum, payable semi-annually in cash in arrears on June 15 and December 15 each year. The $625 Million 6.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $700 Million 5.75% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $625 Million 6.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $625 Million 6.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $625 Million 6.50% Senior Notes.

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

$600 Million 4.50% Senior Notes. In February 2021, the Operating Partnership and Finco completed the private placement of $600.0 million in aggregate principal amount of 4.50% senior notes due 2029 (the “$600 Million 4.50% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $600 Million 4.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank Trust Company, National Association as trustee. The $600 Million 4.50% Senior Notes have a maturity date of February 15, 2029 and bear interest at 4.50% per annum, payable semi-annually in cash in arrears on February 15 and August 15 each year. The $600 Million 4.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $700 Million 5.75% Senior Notes, the $625 Million 6.50% Senior Notes and the $400 Million 7.25% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $600 Million 4.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $600 Million 4.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $600 Million 4.50% Senior Notes.

The $600 Million 4.50% Senior Notes are currently redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is currently 100.750% and will be 100.000% beginning on February 15 of 2027, plus accrued and unpaid interest thereon to, but not including, the redemption date.

$400 Million 7.25% Senior Notes. On June 22, 2023, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of 7.25% senior notes due 2028 (the “$400 Million 7.25% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $400 Million 7.25% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association as trustee. The $400 Million 7.25% Senior Notes have a maturity date of July 15, 2028 and bear interest at 7.25% per annum, payable semi-annually in cash in arrears on January 15 and July 15 each year. The $400 Million 7.25% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including the $1 Billion 6.50% Senior Notes, the $700 Million 5.75% Senior Notes, the $625 Million 6.50% Senior Notes and the $600 Million 4.50% Senior Notes, and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 7.25% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 7.25% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 7.25% Senior Notes.

The $400 Million 7.25% Senior Notes are currently redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is currently 103.625% and will be 101.813% and 100.000% beginning on July 15 of 2026, and 2027, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

Each of the indentures governing the $1 Billion 6.50% Senior Notes, the $700 Million 5.75% Senior Notes, the $625 Million 6.50% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes contain certain covenants which, among other things and subject to certain exceptions and qualifications, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. In addition, if the Company experiences specific kinds of changes of control, the Company must offer to repurchase some or all of the senior notes at 101% of their principal amount, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

$700 Million 4.75% Senior Notes. In accordance with the indenture governing the previously outstanding $700.0 million in aggregate principal amount of 4.75% senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), on March 27, 2026, we redeemed in full the $700 Million 4.75% Senior Notes. Accordingly, the $700 Million 4.75% Senior Notes are no longer reflected in the accompanying condensed consolidated balance sheet at March 31, 2026. As a result of this redemption, we recognized a loss on extinguishment of debt of $2.2 million in the three months ended March 31, 2026.

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

On April 28, 2025, OEG Borrower and OEG Finance entered into a Second Amendment, which amended the 2024 OEG Credit Agreement (as amended, the “OEG Credit Agreement”) in which OEG Borrower obtained an incremental term loan in an aggregate principal amount equal to $130.0 million (the “Incremental OEG Loan”) on the same terms as the 2024 OEG Term Loan. The net proceeds of the Incremental OEG Loan, together with cash on hand, were used to defease a previously outstanding $127.9 million non-recourse term loan secured by a mortgage on Block 21 in full. The OEG Credit Agreement provides for (i) a senior secured term loan facility in an aggregate principal amount equal to $428.5 million (the “OEG Term Loan”) and (ii) the OEG Revolver. The Incremental OEG Loan did not change any applicable interest rates or maturity dates of any indebtedness under the 2024 OEG Credit Agreement. In addition, the terms of the Incremental OEG Loan confirm that the annual amortization under the 2024 OEG Term Loan is approximately 1% of the refinanced $428.5 million outstanding principal amount, with the balance due at maturity.

At March 31, 2026, $424.2 million was outstanding under the OEG Term Loan, and there were no amounts outstanding under the OEG Revolver.

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

The Applicable Rate for borrowings under the OEG Revolver as of March 31, 2026 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans. The Applicable Rate for borrowings under the OEG Term Loan as of March 31, 2026 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at March 31, 2026 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2030 are $993.1 million. These estimated obligations are $185.1 million for the remainder of 2026, $246.4 million in 2027, $232.6 million in 2028, $177.5 million in 2029, and $151.5 million in 2030. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the interest we paid during 2025, 2024 and 2023.

Inflation

Inflation has had a more meaningful impact on our business during recent periods than in historical periods. However, favorable ADR and outside-the-room spend in our Hospitality segment and business levels in our Entertainment segment in recent periods have reduced the impact of increased operating costs on our financial position and results of operations.

Additionally, increased interest rates have driven higher interest expense on our debt than in historical periods. In an effort to mitigate the impact of increased interest rates, at March 31, 2026, 88% of our outstanding debt is fixed-rate debt, after considering the impact of interest rate swaps.

A prolonged inflationary environment could adversely affect our operating costs, customer spending and bookings, and our financial results.

Supplemental Guarantor Financial Information

The Company’s $1 Billion 6.50% Senior Notes, $700 Million 5.75% Senior Notes, $625 Million 6.50% Senior Notes, $600 Million 4.50% Senior Notes and $400 Million 7.25% Senior Notes were each issued by the Operating Partnership and Finco (collectively, the “Issuers”), and are guaranteed on a senior unsecured basis by the Company (as the parent company), each of the Operating Partnership’s subsidiaries that own the Gaylord Hotels properties, the JW Marriott properties and certain other of the Company’s subsidiaries, each of which also guarantees the Credit Agreement, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The Guarantors are 100% owned by the Operating Partnership or the Company, and the guarantees are full and unconditional and joint and several. The guarantees rank equally in right of payment with each Guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such Guarantor. Not all of the Company’s subsidiaries have guaranteed these senior notes, and the guarantees are structurally subordinated to all indebtedness and other obligations of such subsidiaries that have not guaranteed these senior notes.

The following tables present summarized financial information for the Issuers and the Guarantors on a combined basis. The intercompany balances and transactions between these parties, as well as any investments in or equity in earnings from non-guarantor subsidiaries, have been eliminated (amounts in thousands).

March 31,
2026
Other assets	$3,881,446
Total assets	$3,881,446

Net payables due to non-guarantor subsidiaries	$184,947
Other liabilities	3,852,033
Total liabilities	$4,036,980
Total noncontrolling interest	$4,970

Three Months Ended
March 31, 2026
Revenues from third-parties	$653
Revenues from non-guarantor subsidiaries	169,711
Operating expenses (excluding expenses to non-guarantor subsidiaries)	48,445
Expenses to non-guarantor subsidiaries	13,621
Operating income	108,298
Interest income from non-guarantor subsidiaries	613
Net income	53,176
Net income available to common stockholders	54,249

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP. Certain of our accounting policies, including those related to impairment of long-lived and other assets, credit losses on financial assets, income taxes, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no newly identified critical accounting policies in the first three months of 2026, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative market risks since December 31, 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
4.1

Indenture, dated as of March 11, 2026, among RHP Hotel Properties, LP and RHP Finance Corporation, as the issuers, Ryman Hospitality Properties, Inc., as a guarantor, each of the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2026).

4.2	Form of 5.750% Senior Note due 2034 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 11, 2026).
10.1†

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
101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Equity and Noncontrolling Interest (unaudited) for the three months ended March 31, 2026 and 2025, and (v) Notes To Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

†

As directed by Item 601(a)(5) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: May 1, 2026	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Executive Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer