Form 10-Q
period 2026-06-30
Ryman Hospitality Properties, Inc.
filed 2026-08-07
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2026
Common Stock, par value $.01	63,119,288 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30,	December 31,
	2026	2025
ASSETS:
Property and equipment, net	$5,078,259	$4,970,429
Cash and cash equivalents - unrestricted	366,125	471,421
Cash and cash equivalents - restricted	31,695	28,759
Notes receivable, net	53,634	53,503
Trade receivables, net	122,120	105,903
Deferred income tax assets, net	51,150	67,669
Prepaid expenses and other assets	211,266	196,798
Intangible assets and goodwill, net	277,587	286,701
Total assets	$6,191,836	$6,181,183

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$3,969,453	$3,976,913
Accounts payable and accrued liabilities	505,529	517,708
Distributions payable	78,229	78,819
Deferred management rights proceeds	162,541	162,901
Operating lease liabilities	163,143	158,815
Other liabilities	77,745	74,251
Total liabilities	4,956,640	4,969,407
Commitments and contingencies
Noncontrolling interest in Opry Entertainment Group	444,096	422,691
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 63,118 and 63,006 shares issued and outstanding, respectively	631	630
Additional paid-in capital	1,706,935	1,722,332
Treasury stock of 738 and 730 shares, at cost	(27,573)	(26,788)
Distributions in excess of retained earnings	(921,814)	(933,250)
Accumulated other comprehensive loss	(9,858)	(12,772)
Total stockholders' equity	748,321	750,152
Noncontrolling interests	42,779	38,933
Total equity	791,100	789,085
Total liabilities and equity	$6,191,836	$6,181,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Rooms	$232,366	$200,900	$456,124	$390,132
Food and beverage	296,437	250,391	585,784	503,654
Other hotel revenue	76,161	64,920	148,445	120,155
Entertainment	144,014	143,304	223,197	232,854
Total revenues	748,978	659,515	1,413,550	1,246,795

Operating expenses:
Rooms	52,581	47,238	103,175	93,527
Food and beverage	159,120	136,152	317,283	274,291
Other hotel expenses	150,260	130,588	294,882	254,512
Management fees, net	22,142	17,916	43,057	36,379
Total hotel operating expenses	384,103	331,894	758,397	658,709
Entertainment	101,563	110,376	166,672	180,146
Corporate	11,245	10,759	22,530	21,529
Preopening costs	438	98	825	185
Depreciation and amortization	77,084	66,963	152,785	130,680
Total operating expenses	574,433	520,090	1,101,209	991,249

Operating income	174,545	139,425	312,341	255,546
Interest expense	(63,875)	(58,534)	(127,994)	(112,817)
Interest income	3,727	5,583	8,913	11,042
Loss on extinguishment of debt	—	(2,542)	(2,200)	(2,542)
Income (loss) from unconsolidated joint ventures	4	(13)	4	(29)
Other gains and (losses), net	(259)	(196)	(621)	(304)
Income before income taxes	114,142	83,723	190,443	150,896
Provision for income taxes	(12,063)	(7,848)	(18,962)	(12,007)
Net income	102,079	75,875	171,481	138,889

Net income attributable to noncontrolling interest in Opry Entertainment Group	(4,050)	(2,094)	(3,462)	(2,805)
Net income attributable to other noncontrolling interests	(5,279)	(2,028)	(4,794)	(1,370)
Net income available to common stockholders	$92,750	$71,753	$163,225	$134,714

Basic income per share available to common stockholders	$1.47	$1.17	$2.59	$2.22
Diluted income per share available to common stockholders	$1.42	$1.12	$2.46	$2.13

Comprehensive income, net of taxes	$103,770	$75,980	$174,395	$138,906
Comprehensive income, net of taxes, attributable to noncontrolling interest in Opry Entertainment Group	(4,575)	(2,143)	(4,376)	(2,866)
Comprehensive income, net of taxes, attributable to other noncontrolling interests	(5,290)	(2,029)	(4,812)	(1,370)
Comprehensive income, net of taxes, available to common stockholders	$93,905	$71,808	$165,207	$134,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$171,481	$138,889
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision for deferred income taxes	16,611	9,470
Depreciation and amortization	152,785	130,680
Amortization of deferred financing costs	6,352	5,607
(Income) loss from unconsolidated joint ventures	(4)	29
Equity-based compensation expense	7,629	7,117
Changes in:
Trade receivables	(16,218)	(21,048)
Accounts payable and accrued liabilities	(24,245)	(65,351)
Other assets and liabilities	7,550	15,326
Net cash flows provided by operating activities	321,941	220,719

Cash Flows from Investing Activities:
Purchases of property and equipment	(241,190)	(182,238)
Purchase of JW Marriott Desert Ridge, net of cash acquired	—	(861,958)
Other investing activities, net	(851)	(18,609)
Net cash flows used in investing activities	(242,041)	(1,062,805)

Cash Flows from Financing Activities:
Repayments under term loan B	(1,468)	(1,468)
Borrowings under OEG revolving credit facility	—	5,000
Repayments under OEG revolving credit facility	—	(26,000)
Borrowings under OEG term loan	—	128,128
Repayments under OEG term loan	(2,153)	(1,827)
Repayments under Block 21 CMBS loan	—	(128,967)
Issuance of senior notes	700,000	625,000
Redemption of senior notes	(700,000)	—
Deferred financing costs paid	(19,276)	(12,572)
Issuance of common stock, net	—	275,532
Payment of distributions	(153,731)	(139,721)
Payment of tax withholdings for equity-based compensation	(5,429)	(5,472)
Other financing activities, net	(203)	(1,070)
Net cash flows provided by (used in) financing activities	(182,260)	716,563

Net change in cash, cash equivalents, and restricted cash	(102,360)	(125,523)
Cash, cash equivalents, and restricted cash, beginning of period	500,180	576,228
Cash, cash equivalents, and restricted cash, end of period	$397,820	$450,705

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$366,125	$420,579
Cash and cash equivalents - restricted	31,695	30,126
Cash, cash equivalents, and restricted cash, end of period	$397,820	$450,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated
		Additional		in Excess of	Other	Total			Noncontrolling
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Noncontrolling	Total	Interest
	Stock	Capital	Stock	Earnings	Loss	Equity	Interests	Equity	in OEG
BALANCE, December 31, 2025	$630	$1,722,332	$(26,788)	$(933,250)	$(12,772)	$750,152	$38,933	$789,085	$422,691
Net income (loss)	—	—	—	70,475	—	70,475	(485)	69,990	(588)
Other comprehensive income, net of income taxes	—	—	—	—	1,223	1,223	—	1,223	—
Adjustment of noncontrolling interest to redemption value	—	(11,291)	—	—	—	(11,291)	—	(11,291)	11,291
Dividends and distributions declared ($1.20 per share)	—	190	(785)	(75,536)	—	(76,131)	(474)	(76,605)	—
Restricted stock units surrendered	1	(5,388)	—	—	—	(5,387)	—	(5,387)	—
Equity-based compensation expense	—	3,802	—	—	—	3,802	—	3,802	—
BALANCE, March 31, 2026	$631	$1,709,645	$(27,573)	$(938,311)	$(11,549)	$732,843	$37,974	$770,817	$433,394
Net income	—	—	—	92,750	—	92,750	5,279	98,029	4,050
Other comprehensive income, net of income taxes	—	—	—	—	1,691	1,691	—	1,691	—
Adjustment of noncontrolling interest to redemption value	—	(6,652)	—	—	—	(6,652)	—	(6,652)	6,652
Dividends and distributions declared ($1.20 per share)	—	192	—	(76,253)	—	(76,061)	(474)	(76,535)	—
Restricted stock units surrendered	—	(77)	—	—	—	(77)	—	(77)	—
Equity-based compensation expense	—	3,827	—	—	—	3,827	—	3,827	—
BALANCE, June 30, 2026	$631	$1,706,935	$(27,573)	$(921,814)	$(9,858)	$748,321	$42,779	$791,100	$444,096

				Distributions	Accumulated
		Additional		in Excess of	Other	Total			Noncontrolling
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Noncontrolling	Total	Interest
	Stock	Capital	Stock	Earnings	Loss	Equity	Interests	Equity	in OEG
BALANCE, December 31, 2024	$599	$1,475,211	$(23,526)	$(888,132)	$(15,172)	$548,980	$3,657	$552,637	$381,945
Net income (loss)	—	—	—	62,961	—	62,961	(658)	62,303	711
Other comprehensive loss, net of income taxes	—	—	—	—	(88)	(88)	—	(88)	—
Adjustment of noncontrolling interest to redemption value	—	(8,960)	—	—	—	(8,960)	—	(8,960)	8,960
Purchase of interest in consolidated joint venture	—	—	—	—	—	—	36,270	36,270	—
Dividends and distributions declared ($1.15 per share)	—	169	(803)	(68,701)	—	(69,335)	(454)	(69,789)	—
Restricted stock units surrendered	1	(5,648)	—	—	—	(5,647)	—	(5,647)	—
Equity-based compensation expense	—	3,622	—	—	—	3,622	—	3,622	—
BALANCE, March 31, 2025	$600	$1,464,394	$(24,329)	$(893,872)	$(15,260)	$531,533	$38,815	$570,348	$391,616
Net income	—	—	—	71,753	—	71,753	2,028	73,781	2,094
Other comprehensive income, net of income taxes	—	—	—	—	105	105	—	105	—
Adjustment of noncontrolling interest to redemption value	—	(7,576)	—	—	—	(7,576)	—	(7,576)	7,576
Reallocation of noncontrolling interest in Operating Partnership	—	(1,627)	—	—	—	(1,627)	1,627	—	—
Issuance of common stock, net	30	275,502	—	—	—	275,532	—	275,532	—
Dividends and distributions declared ($1.15 per share)	—	172	(810)	(72,117)	—	(72,755)	(455)	(73,210)	—
Restricted stock units surrendered	—	(30)	—	—	—	(30)	—	(30)	—
Equity-based compensation expense	—	3,495	—	—	—	3,495	—	3,495	—
BALANCE, June 30, 2025	$630	$1,734,330	$(25,139)	$(894,236)	$(15,155)	$800,430	$42,015	$842,445	$401,286

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

The Company also owns an approximate 70% controlling equity interest in OEG Attractions Holdings, LLC, a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which the Company reports as its Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a brand of Luke Combs-themed bar, music venue and event spaces that opened in Nashville, Tennessee in November 2024, with additional locations expected to open in Las Vegas, Nevada in late 2026 and at Universal Orlando Resort’s CityWalk in early 2028; Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”); and a majority and controlling equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company. In addition, in January 2026, OEG began managing the Ascend Amphitheater in downtown Nashville, Tennessee and, in February 2026, began managing the CCNB Amphitheatre outside of Greenville, South Carolina.

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

Property and equipment	$747,377
Cash and cash equivalents - unrestricted	5,891
Cash and cash equivalents - restricted	1,661
Trade receivables	14,426
Prepaid expenses and other assets	3,547
Intangible assets	114,875
Total assets acquired	887,777
Accounts payable and accrued liabilities	(18,267)
Total liabilities assumed	(18,267)
Net assets acquired	$869,510

3. REVENUES:

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Hotel group rooms	$168,239	$145,622	$332,649	$290,196
Hotel transient rooms	64,127	55,278	123,475	99,936
Hotel food and beverage - banquets	213,240	174,564	428,192	361,533
Hotel food and beverage - outlets	83,197	75,827	157,592	142,121
Hotel other	76,161	64,920	148,445	120,155
Entertainment admissions/ticketing	61,189	65,426	81,970	90,977
Entertainment food and beverage	49,202	45,688	83,822	80,872
Entertainment retail and other	33,623	32,190	57,405	61,005
Total revenues	$748,978	$659,515	$1,413,550	$1,246,795

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Gaylord Opryland	$125,190	$116,465	$253,569	$226,643
Gaylord Palms	88,491	73,113	186,137	161,506
Gaylord Texan	82,259	82,494	165,630	168,871
Gaylord National	90,422	83,413	164,649	164,242
Gaylord Rockies	84,735	81,722	156,984	152,670
JW Marriott Hill Country	65,762	66,573	116,057	121,849
JW Marriott Desert Ridge	60,649	5,349	134,517	5,349
AC Hotel	4,220	3,562	6,556	6,260
Inn at Opryland and other	3,236	3,520	6,254	6,551
Total Hospitality segment revenues	$604,964	$516,211	$1,190,353	$1,013,941

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee; Las Vegas, Nevada; and Austin, Texas.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms and advanced ticketing at its OEG venues. At June 30, 2026 and December 31, 2025, the Company had $209.2 million and $220.6 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2025, approximately $150.4 million was recognized in revenue during the six months ended June 30, 2026.

4. INCOME PER SHARE:

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income available to common stockholders	$92,750	$71,753	$163,225	$134,714
Net income attributable to noncontrolling interest in OEG	4,050	2,094	3,462	2,805
Net income available to common stockholders - if-converted method	$96,800	$73,847	$166,687	$137,519

Denominator:
Weighted average shares outstanding - basic	63,114	61,352	63,069	60,639
Effect of dilutive equity-based compensation	169	147	187	194
Effect of dilutive put rights	4,860	4,233	4,543	3,744
Weighted average shares outstanding - diluted	68,143	65,732	67,799	64,577

Basic income per share available to common stockholders	$1.47	$1.17	$2.59	$2.22
Diluted income per share available to common stockholders	$1.42	$1.12	$2.46	$2.13

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

The operating partnership units (“OP Units”) held by the noncontrolling interest holders in RHP Hotel Properties, LP (the “Operating Partnership”) have been excluded from the denominator of the diluted income per share calculation for the three and six months ended June 30, 2026 and 2025 as there would be no effect on the calculation of diluted income per share because the income or loss attributable to the OP Units held by the noncontrolling interest holders would also be added or subtracted to derive net income available to common stockholders.

5. PROPERTY AND EQUIPMENT:

Property and equipment at June 30, 2026 and December 31, 2025 is summarized as follows (in thousands):

	June 30,	December 31,
	2026	2025
Land and land improvements	$738,790	$731,497
Buildings	5,369,341	5,258,989
Furniture, fixtures and equipment	1,595,206	1,516,736
Right-of-use finance lease assets	1,841	1,841
Construction-in-progress	238,009	185,275
	7,943,187	7,694,338
Accumulated depreciation and amortization	(2,864,928)	(2,723,909)
Property and equipment, net	$5,078,259	$4,970,429

6. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $53.6 million and $53.5 million at June 30, 2026 and December 31, 2025, respectively, net of credit loss reserve of $38.0 million at each of June 30, 2026 and December 31, 2025. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. During the periods presented, the Company has accrued interest only on the Series A bond.

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

During the three months ended June 30, 2026 and 2025, the Company recorded interest income of $1.0 million and $1.1 million, respectively, and during the six months ended June 30, 2026 and 2025, the Company recorded interest income of $2.1 million and $2.2 million, respectively, on these bonds. The Company received payments of $2.0 million and $2.2 million during the six months ended June 30, 2026 and 2025, respectively, relating to these notes receivable.

7. DEBT:

The Company’s debt and finance lease obligations at June 30, 2026 and December 31, 2025 consisted of (in thousands):

	June 30,	December 31,
	2026	2025
$850M Revolving Credit Facility, interest at SOFR plus 1.50%, maturing January 28, 2030	$—	$—
Term Loan B, interest at SOFR plus 1.75%, maturing May 18, 2030	288,388	289,856
Senior Notes, interest at 4.75%, maturing October 15, 2027	—	700,000
Senior Notes, interest at 7.25%, maturing July 15, 2028	400,000	400,000
Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	600,000
Senior Notes, interest at 6.50%, maturing April 1, 2032	1,000,000	1,000,000
Senior Notes, interest at 6.50%, maturing June 15, 2033	625,000	625,000
Senior Notes, interest at 5.75%, maturing March 15, 2034	700,000	—
$80M OEG Revolver, interest at SOFR plus 3.50%, maturing June 28, 2029	—	—
OEG Term Loan, interest at SOFR plus 3.50%, maturing June 28, 2031	423,117	425,270
Finance lease obligations	537	596
Unamortized deferred financing costs	(56,370)	(52,282)
Unamortized discounts and premiums, net	(11,219)	(11,527)
Total debt	$3,969,453	$3,976,913

Amounts due within one year of the balance sheet date consist of amortization payments for the term loan B of 1.0% of the refinanced $293.5 million principal balance and amortization payments for the OEG term loan of approximately 1.0% of the refinanced $428.5 million principal balance.

At June 30, 2026, there were no defaults under the covenants related to the Company’s outstanding debt.

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

8. LEASES:

The Company’s lease costs for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$5,556	$5,135	$11,264	$10,048
Finance lease cost:
Amortization of right-of-use assets	110	57	231	98
Interest on lease liabilities	10	4	18	8
Net lease cost	$5,676	$5,196	$11,513	$10,154

Future minimum lease payments under non-cancelable leases at June 30, 2026 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$13,700	$163
Year 2	14,932	273
Year 3	13,924	131
Year 4	13,666	13
Year 5	12,430	—
Years thereafter	617,743	—
Total future minimum lease payments	686,395	580
Less amount representing interest	(523,252)	(43)
Total present value of minimum payments	$163,143	$537

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	39.1	years
Finance leases	2.1	years
Weighted-average discount rate:
Operating leases	7.3%
Finance leases	6.0%

9. STOCK PLANS:

During the six months ended June 30, 2026, the Company granted 0.2 million restricted stock units with a weighted-average grant date fair value of $102.06 per unit. There were 0.5 million restricted stock units outstanding at each of June 30, 2026 and December 31, 2025.

Compensation expense for the Company’s equity-based compensation plans was $3.8 million and $3.5 million for the three months ended June 30, 2026 and 2025, respectively, and $7.6 million and $7.1 million for the six months ended June 30, 2026 and 2025, respectively.

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

For the three months ended June 30, 2026 and 2025, the Company recorded an income tax provision of $12.1 million and $7.8 million, respectively, related to its TRSs. For the six months ended June 30, 2026 and 2025, the Company recorded an income tax provision of $19.0 million and $12.0 million, respectively, related to its TRSs.

At June 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits.

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

On May 7, 2026, the Company’s board of directors declared the Company’s second quarter 2026 cash dividend in the amount of $1.20 per share of common stock, or an aggregate of approximately $76.2 million in cash, which was paid on July 15, 2026 to stockholders of record as of the close of business on June 30, 2026.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At June 30, 2026, 0.4 million outstanding OP Units, or 0.6% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheets. The Company owns, directly or indirectly, the remaining 99.4% of the outstanding OP Units.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, were as follows (in thousands):

		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$48,059	$48,059	$—	$—
Variable to fixed interest rate swaps	3,838	—	3,838	—
Total assets measured at fair value	$51,897	$48,059	$3,838	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$45,034	$45,034	$—	$—
Variable to fixed interest rate swaps	713	—	713	—
Total assets measured at fair value	$45,747	$45,034	$713	$—

The fair value of notes receivable is discussed in Note 6, “Notes Receivable.” The remainder of the assets and liabilities held by the Company at June 30, 2026 are not required to be recorded at fair value, and financial assets and liabilities approximate fair value.

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

The following information is derived directly from the segments’ internal financial reports used by the CODM for corporate management purposes (amounts in thousands):

	For the Three Months Ended June 30, 2026
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$604,964	$144,014	$—	$748,978
Expenses:
Rooms	52,581			52,581
Food and beverage	159,120			159,120
Other hotel expenses (1)	150,260			150,260
Management fees	22,142			22,142
Employment costs		34,285		34,285
Cost of goods sold		15,792		15,792
Contract services		25,042		25,042
Non-income taxes and insurance		12,249		12,249
Preopening costs		438		438
Other segment expenses (1)		14,195	11,245	25,440
Depreciation and amortization	67,218	9,609	257	77,084
Operating income (loss)	$153,643	$32,404	$(11,502)	$174,545
Interest expense	(7)	(8,215)	(55,653)	(63,875)
Interest income				3,727
Income from unconsolidated joint ventures				4
Other gains and (losses), net				(259)
Income before income taxes				$114,142

	For the Three Months Ended June 30, 2025
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$516,211	$143,304	$—	$659,515
Expenses:
Rooms	47,238			47,238
Food and beverage	136,152			136,152
Other hotel expenses (1)	130,588			130,588
Management fees	17,916			17,916
Employment costs		35,061		35,061
Cost of goods sold		14,383		14,383
Contract services		32,218		32,218
Non-income taxes and insurance		13,275		13,275
Preopening costs		98		98
Other segment expenses (1)		15,439	10,759	26,198
Depreciation and amortization	57,397	9,335	231	66,963
Operating income (loss)	$126,920	$23,495	$(10,990)	$139,425
Interest expense	(3)	(9,537)	(48,994)	(58,534)
Interest income				5,583
Loss on extinguishment of debt				(2,542)
Loss from unconsolidated joint ventures				(13)
Other gains and (losses), net				(196)
Income before income taxes				$83,723

	For the Six Months Ended June 30, 2026
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$1,190,353	$223,197	$—	$1,413,550
Expenses:
Rooms	103,175			103,175
Food and beverage	317,283			317,283
Other hotel expenses (1)	294,882			294,882
Management fees	43,057			43,057
Employment costs		63,520		63,520
Cost of goods sold		26,343		26,343
Contract services		33,425		33,425
Non-income taxes and insurance		18,029		18,029
Preopening costs		825		825
Other segment expenses (1)		25,355	22,530	47,885
Depreciation and amortization	133,226	19,043	516	152,785
Operating income (loss)	$298,730	$36,657	$(23,046)	$312,341
Interest expense	(13)	(16,495)	(111,486)	(127,994)
Interest income				8,913
Loss on extinguishment of debt				(2,200)
Income from unconsolidated joint ventures				4
Other gains and (losses), net				(621)
Income before income taxes				$190,443

	For the Six Months Ended June 30, 2025
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$1,013,941	$232,854	$—	$1,246,795
Expenses:
Rooms	93,527			93,527
Food and beverage	274,291			274,291
Other hotel expenses (1)	254,512			254,512
Management fees	36,379			36,379
Employment costs		62,371		62,371
Cost of goods sold		29,918		29,918
Contract services		42,229		42,229
Non-income taxes and insurance		18,127		18,127
Preopening costs		185		185
Other segment expenses (1)		27,501	21,529	49,030
Depreciation and amortization	111,503	18,712	465	130,680
Operating income (loss)	$243,729	$33,811	$(21,994)	$255,546
Interest expense	(28)	(18,407)	(94,382)	(112,817)
Interest income				11,042
Loss on extinguishment of debt				(2,542)
Loss from unconsolidated joint ventures				(29)
Other gains and (losses), net				(304)
Income before income taxes				$150,896

(1)	Other segment expenses include:
Hospitality segment – administrative employment costs, utilities, property taxes, supplies, advertising, maintenance and consulting expenses
Entertainment segment – advertising, utilities, maintenance and certain overhead expenses
Corporate and other – senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative expenses

	June 30,	December 31,
	2026	2025
Total assets:
Hospitality	$4,971,200	$4,996,594
Entertainment	777,281	745,755
Corporate and Other	443,355	438,834
Total assets	$6,191,836	$6,181,183

The following table represents capital expenditures by segment for the periods presented (amounts in thousands):

	Six Months Ended
	June 30,
	2026	2025
Hospitality	$209,305	$165,056
Entertainment	31,768	17,028
Corporate and Other	117	154
Total capital expenditures	$241,190	$182,238

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

We also own an approximate 70% controlling equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which we report as our Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 100 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of six Blake Shelton-themed bar, music venue and event spaces; Category 10, a brand of Luke Combs-themed bar, music venue and event spaces that opened in Nashville, Tennessee in November 2024, with additional locations expected to open in Las Vegas, Nevada in late 2026 and at Universal Orlando Resort’s CityWalk in early 2028; Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”); and a majority and controlling equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company. In addition, in January 2026, OEG began managing the Ascend Amphitheater in downtown Nashville, Tennessee, and in February 2026, OEG began managing the CCNB Amphitheatre outside of Greenville, South Carolina.

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

Significant 2026 Activities

Significant activities we have undertaken in 2026 include (as well as where you can find more information herein or in the accompanying condensed consolidated financial statements):

●	Increased the maximum borrowing capacity under our revolving credit facility from $700.0 million to $850.0 million, extended the initial maturity date to 2030 and modified certain financial covenants – Note 7, “Debt”

●	Issued $700 million in 5.75% senior notes due 2034 and used the net proceeds to redeem our former $700 million in 4.75% senior notes originally due 2027 – Note 7, “Debt”
●	Continued investment in our existing properties through approximately $241.2 million in capital expenditures – “Liquidity and Capital Resources”
●	Declared approximately $152.4 million in cash distributions – Note 12, “Equity”

Recent Developments in Our Opry Entertainment Business

As previously announced, we are exploring ways to provide OEG with greater independence in a structure that creates value for our shareholders. To that end, we have engaged Morgan Stanley & Co. LLC to evaluate potential strategic partners or new investors for OEG. In evaluating potential partners, we have focused on three priorities:

●	preserving OEG’s legacy while supporting its future growth;
●	achieving an attractive valuation and transaction terms; and
●	structuring any transaction in a manner that is appropriate for our REIT structure, which could result in payments being received by the Company, and the payment of special dividends to our shareholders, over multiple years.

Discussions are continuing with select potential investors that our board of directors believes may meet our criteria for a new partnership. We expect to remain an owner of OEG and continue to benefit from its future growth. We have not entered into any agreements with respect to a potential investment by a third party in OEG, and there can be no assurance that any definitive agreement will ultimately be reached.

As a result of this ongoing process, the put rights of the minority investor in OEG discussed in Note 4, “Income Per Share,” to the accompanying condensed consolidated financial statements included herein are not currently exercisable.

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

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have purchased Block 21, invested in six Ole Red locations and recently announced the planned development of a seventh Ole Red location that is expected to open in early 2028, opened our first Category 10 in November 2024 and have announced the development of two additional Category 10 locations that are expected to open in late 2026 and early 2028, respectively, purchased a majority interest in Southern Entertainment in January 2025, and began managing the Ascend Amphitheater in January 2026 and the CCNB Amphitheatre in February 2026. In September 2025, the Grand Ole Opry traveled to the Royal Albert Hall in London for the first international performance in its history. Further, in 2022, we completed a strategic transaction to sell a minority interest in OEG to an affiliate of Atairos Group, Inc. and its strategic partner NBCUniversal Media, LLC, who we believe will continue to help us expand the distribution of our OEG brands.

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

Our Operations

Our operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, our JW Marriott properties (including, effective June 10, 2025, JW Marriott Desert Ridge), the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, Southern Entertainment, our other Nashville-based attractions, and, beginning in 2026, the operation of the Ascend Amphitheater in downtown Nashville, Tennessee, and the CCNB Amphitheatre outside of Greenville, South Carolina.

●	Corporate and Other, consisting of our corporate expenses.

For the three and six months ended June 30, 2026 and 2025, our total revenues were divided among these business segments as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2026	2025	2026	2025
Hospitality	81%	78%	84%	81%
Entertainment	19%	22%	16%	19%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three and six months ended June 30, 2026 and 2025. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended June 30,				Six Months Ended June 30,
	2026	%	2025	%	2026	%	2025	%
REVENUES:
Rooms	$232,366	31.0%	$200,900	30.5%	$456,124	32.3%	$390,132	31.3%
Food and beverage	296,437	39.6%	250,391	38.0%	585,784	41.4%	503,654	40.4%
Other hotel revenue	76,161	10.2%	64,920	9.8%	148,445	10.5%	120,155	9.6%
Entertainment	144,014	19.2%	143,304	21.7%	223,197	15.8%	232,854	18.7%
Total revenues	748,978	100.0%	659,515	100.0%	1,413,550	100.0%	1,246,795	100.0%
OPERATING EXPENSES:
Rooms	52,581	7.0%	47,238	7.2%	103,175	7.3%	93,527	7.5%
Food and beverage	159,120	21.2%	136,152	20.6%	317,283	22.4%	274,291	22.0%
Other hotel expenses	150,260	20.1%	130,588	19.8%	294,882	20.9%	254,512	20.4%
Hotel management fees, net	22,142	3.0%	17,916	2.7%	43,057	3.0%	36,379	2.9%
Entertainment	101,563	13.6%	110,376	16.7%	166,672	11.8%	180,146	14.4%
Corporate	11,245	1.5%	10,759	1.6%	22,530	1.6%	21,529	1.7%
Preopening costs	438	0.1%	98	0.0%	825	0.1%	185	0.0%
Depreciation and amortization:
Hospitality	67,218	9.0%	57,397	8.7%	133,226	9.4%	111,503	8.9%
Entertainment	9,609	1.3%	9,335	1.4%	19,043	1.3%	18,712	1.5%
Corporate and Other	257	0.0%	231	0.0%	516	0.0%	465	0.0%
Total depreciation and amortization	77,084	10.3%	66,963	10.2%	152,785	10.8%	130,680	10.5%
Total operating expenses	574,433	76.7%	520,090	78.9%	1,101,209	77.9%	991,249	79.5%
OPERATING INCOME (LOSS):
Hospitality	153,643	25.4%	126,920	24.6%	298,730	25.1%	243,729	24.0%
Entertainment	32,842	22.8%	23,593	16.5%	37,482	16.8%	33,996	14.6%
Corporate and Other	(11,502)	(A)	(10,990)	(A)	(23,046)	(A)	(21,994)	(A)
Preopening costs	(438)	(0.1)%	(98)	(0.0)%	(825)	(0.1)%	(185)	(0.0)%
Total operating income	174,545	23.3%	139,425	21.1%	312,341	22.1%	255,546	20.5%
Interest expense	(63,875)	(A)	(58,534)	(A)	(127,994)	(A)	(112,817)	(A)
Interest income	3,727	(A)	5,583	(A)	8,913	(A)	11,042	(A)
Loss on extinguishment of debt	—	(A)	(2,542)	(A)	(2,200)	(A)	(2,542)	(A)
Income (loss) from unconsolidated joint ventures	4	(A)	(13)	(A)	4	(A)	(29)	(A)
Other gains and (losses), net	(259)	(A)	(196)	(A)	(621)	(A)	(304)	(A)
Provision for income taxes	(12,063)	(A)	(7,848)	(A)	(18,962)	(A)	(12,007)	(A)
Net income	102,079	(A)	75,875	(A)	171,481	(A)	138,889	(A)
Net income attributable to noncontrolling interest in Opry Entertainment Group	(4,050)	(A)	(2,094)	(A)	(3,462)	(A)	(2,805)	(A)
Net income attributable to other noncontrolling interests	(5,279)	(A)	(2,028)	(A)	(4,794)	(A)	(1,370)	(A)
Net income available to common stockholders	$92,750	(A)	$71,753	(A)	$163,225	(A)	$134,714	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages and per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2026	2025	Change	2026	2025	Change
Total revenues	$748,978	$659,515	13.6%	$1,413,550	$1,246,795	13.4%
Total operating expenses	574,433	520,090	10.4%	1,101,209	991,249	11.1%
Operating income	174,545	139,425	25.2%	312,341	255,546	22.2%
Net income	102,079	75,875	34.5%	171,481	138,889	23.5%
Net income available to common stockholders	92,750	71,753	29.3%	163,225	134,714	21.2%
Net income available to common stockholders per share - diluted	1.42	1.12	26.8%	2.46	2.13	15.5%

Total Revenues

The increase in our total revenues for the three months ended June 30, 2026, as compared to the same period in 2025, is attributable to an increase in our Hospitality segment of $88.8 million and an increase in our Entertainment segment of $0.7 million, as presented in the tables below.

The increase in our total revenues for the six months ended June 30, 2026, as compared to the same period in 2025, is attributable to an increase in our Hospitality segment of $176.4 million, partially offset by a decrease in our Entertainment segment of $9.7 million, as presented in the tables below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended June 30, 2026, as compared to the same period in 2025, is primarily the result of an increase in our Hospitality segment of $62.0 million (which includes an increase of $9.8 million in depreciation and amortization expense), partially offset by a decrease of $8.8 million in our Entertainment segment, as presented in the tables below.

The increase in our total operating expenses for the six months ended June 30, 2026, as compared to the same period in 2025, is primarily the result of an increase in our Hospitality segment of $121.4 million (which includes an increase of $21.7 million in depreciation and amortization expense), partially offset by a decrease of $13.5 million in our Entertainment segment, as presented in the tables below.

Operating Income

The above factors resulted in an increase of $35.1 million and $56.8 million in operating income for the three and six months ended June 30, 2026, respectively, as compared to the 2025 periods.

Net Income

Our $26.2 million increase in net income for the three months ended June 30, 2026, as compared to the same period in 2025, was primarily due to the changes in our revenues and operating expenses reflected above, impacted by the following factors, each as described more fully below:

●	A $7.2 million increase in interest expense, net, in the 2026 period, as compared to the 2025 period, due primarily to interest expense incurred for our $625.0 million senior notes that were issued in June 2025.
●	A $4.2 million increase in provision for income taxes in the 2026 period, as compared to the 2025 period.

●	A loss on extinguishment of debt of $2.5 million in the 2025 period that did not recur in the 2026 period.

Our $32.6 million increase in net income for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to the changes in our revenues and operating expenses reflected above, impacted by the following factors, each as described more fully below:

●	A $17.3 million increase in interest expense, net, in the 2026 period, as compared to the 2025 period, due primarily to interest expense incurred for our $625.0 million senior notes that were issued in June 2025.
●	A $7.0 million increase in provision for income taxes in the 2026 period, as compared to the 2025 period.

Factors and Trends Contributing to Performance and Current Environment

Important factors and trends contributing to our performance during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, were:

●	The addition of JW Marriott Desert Ridge for the full period, including an increase of $55.3 million in revenues; the property averaged $264.85 in RevPAR and $701.55 in Total RevPAR.
●	An increase in same-store (Hospitality segment excluding JW Marriott Desert Ridge) ADR of 6.9% in the 2026 period, as compared to the 2025 period.
●	An increase in same-store outside-the-room spend in the 2026 period of 7.4% over the 2025 period, driven by strong spending from group customers.
●	An increase of 21.0% in total revenue and Total RevPAR at Gaylord Palms in the 2026 period, as compared to the 2025 period, primarily as a result of a 31.9% increase in outside-the-room spend primarily due to an increase in banquet and technology spending, as well as an 11.0% increase in ADR.
●	An increase of 8.4% in total revenue and Total RevPAR at Gaylord National in the 2026 period, as compared to the 2025 period, primarily as a result of a 7.1% increase in group rooms traveled and the resulting increase in banquet revenue, as well as a 6.3% increase in ADR.
●	An increase of 7.5% in total revenue and Total RevPAR at Gaylord Opryland in the 2026 period, as compared to the 2025 period, primarily as a result of a 7.8% increase in outside-the-room spend primarily due to an increase in banquet and technology spending, as well as an 8.4% increase in ADR.
●	An increase of 3.7% in total revenue and Total RevPAR at Gaylord Rockies in the 2026 period, as compared to the 2025 period, primarily as a result of a 6.0% increase in ADR and a 3.1% increase in outside-the-room spend primarily due to an increase in banquet and technology spending.

Important factors and trends contributing to our performance during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, were:

●	The addition of JW Marriott Desert Ridge for the full period, including an increase of $129.2 million in revenues; the property averaged $310.88 in RevPAR and $782.30 in Total RevPAR.
●	An increase in same-store ADR of 6.0% in the 2026 period, as compared to the 2025 period.
●	An increase in same-store outside-the-room spend in the 2026 period of 5.3% over the 2025 period, driven by a favorable mix of group room nights traveled.
●	An increase of 15.3% in total revenue and Total RevPAR at Gaylord Palms in the 2026 period, as compared to the 2025 period, primarily as a result of a 19.6% increase in outside-the-room spend primarily due to an increase in banquet and technology spending, as well as a 10.2% increase in ADR.

●	An increase of 11.9% in total revenue and Total RevPAR at Gaylord Opryland in the 2026 period, as compared to the 2025 period, primarily as a result of a 3.3% increase in group rooms traveled, which also drove increased outside-the-room spend of 13.1%, primarily due to an increase in banquet revenue, and a 7.2% increase in ADR.
●	An increase of 2.8% in total revenue and Total RevPAR at Gaylord Rockies in the 2026 period, as compared to the 2025 period, primarily as a result of a 3.4% increase in ADR.
●	A decrease of 4.8% in total revenue and Total RevPAR at JW Marriott Hill Country in the 2026 period, as compared to the 2025 period, primarily as a result of a decrease of 7.0 points of occupancy due primarily to a decrease in group rooms traveled and the resulting decrease in banquet revenue. The decrease in occupancy is partially attributable to the ongoing rooms renovation at the property.
●	A decrease of 1.9% in total revenue and Total RevPAR at Gaylord Texan in the 2026 period, as compared to the 2025 period, primarily as a result of a decrease of 4.8 points of occupancy due to a decrease in both group and transient room nights. This decline is primarily attributable to the ongoing rooms renovation at the property.

Other important factors and trends for the three and six months ended, and as of, June 30, 2026 include:

●	Same-store net definite group room nights booked at our hotels for all future periods in the three and six months ended June 30, 2026 increased 9.3% and 11.7%, respectively, as compared to the same periods in 2025.
●	Same-store group room nights on the books for all future years at our hotels at June 30, 2026 is 2.7% higher than the number on the books at the same point in 2025. In addition, the estimated ADR on those group room nights on the books at June 30, 2026 is 5.6% higher than the same point in 2025.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2026	2025	Change		2026	2025	Change
Revenues:
Rooms	$232,366	$200,900	15.7%		$456,124	$390,132	16.9%
Food and beverage	296,437	250,391	18.4%		585,784	503,654	16.3%
Other hotel revenue	76,161	64,920	17.3%		148,445	120,155	23.5%
Total hospitality revenue	604,964	516,211	17.2%		1,190,353	1,013,941	17.4%
Hospitality operating expenses:
Rooms	52,581	47,238	11.3%		103,175	93,527	10.3%
Food and beverage	159,120	136,152	16.9%		317,283	274,291	15.7%
Other hotel expenses	150,260	130,588	15.1%		294,882	254,512	15.9%
Management fees, net	22,142	17,916	23.6%		43,057	36,379	18.4%
Depreciation and amortization	67,218	57,397	17.1%		133,226	111,503	19.5%
Total Hospitality operating expenses	451,321	389,291	15.9%		891,623	770,212	15.8%
Hospitality operating income	$153,643	$126,920	21.1%		$298,730	$243,729	22.6%
Hospitality performance metrics:
Occupancy	72.7%	73.3%	(0.6)	pts	70.4%	71.5%	(1.1)	pts
ADR	$284.05	$258.88	9.7%		$289.42	$261.53	10.7%
RevPAR (1)	$206.52	$189.77	8.8%		$203.82	$187.03	9.0%
Total RevPAR (2)	$537.69	$487.62	10.3%		$531.91	$486.10	9.4%
Net Definite Group Room Nights Booked	642,300	552,682	16.2%		925,286	757,876	22.1%
Same-store Hospitality performance metrics (3):
Occupancy	72.8%	74.0%	(1.2)	pts	70.2%	71.8%	(1.6)	pts
ADR	$277.19	$259.19	6.9%		$277.47	$261.71	6.0%
RevPAR (1)	$201.67	$191.70	5.2%		$194.91	$187.97	3.7%
Total RevPAR (2)	$524.05	$491.84	6.5%		$511.07	$488.20	4.7%
Net Definite Group Room Nights Booked	589,929	539,860	9.3%		832,198	745,054	11.7%
(1)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Room nights available to guests include nights that rooms are out of service. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(2)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights that rooms are out of service. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(3)	Same-store Hospitality segment metrics do not include JW Marriott Desert Ridge, which we purchased on June 10, 2025.

Total Hospitality segment revenues in the three and six months ended June 30, 2026 include $10.1 million and $18.5 million, respectively, in attrition and cancellation fee revenue, an increase of $0.7 million and $2.3 million, respectively, in attrition and cancellation fee collections from the 2025 periods.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Group	79%	77%	79%	79%
Transient	21%	23%	21%	21%

Other hotel expenses for the three and six months ended June 30, 2026 and 2025 consist of the following (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2026	2025	Change	2026	2025	Change
Administrative employment costs	$58,074	$49,134	18.2%	$114,901	$97,634	17.7%
Utilities	13,095	11,974	9.4%	25,755	22,872	12.6%
Property taxes	13,197	12,508	5.5%	26,357	24,562	7.3%
Other	65,894	56,972	15.7%	127,869	109,444	16.8%
Total other hotel expenses	$150,260	$130,588	15.1%	$294,882	$254,512	15.9%

Each of the other hotel expense categories above increased in the three and six months ended June 30, 2026, as compared to the 2025 periods, primarily due to the addition of JW Marriott Desert Ridge. Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. The increase in property taxes during the 2026 periods, as compared to the 2025 periods, also includes an increase at Gaylord Opryland due to the expiration of a previous tax abatement plan. The increase in other expenses, which include supplies, advertising, maintenance costs and consulting costs, during the 2026 periods, as compared to the 2025 periods, also includes an increase of various miscellaneous expenses at Gaylord Opryland associated with the increase in business levels.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for our Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies and JW Marriott Desert Ridge are approximately 3% of gross revenues, and JW Marriott Hill Country is approximately 3.5% of gross revenues. Additionally, we pay Marriott an incentive management fee based on the profitability of our hotels. In the three months ended June 30, 2026 and 2025, we incurred $14.7 million and $12.3 million, respectively, and in the six months ended June 30, 2026 and 2025, we incurred $28.7 million and $23.9 million, respectively, related to base management fees for our Hospitality segment. In the three months ended June 30, 2026 and 2025, we incurred $8.2 million and $6.4 million, respectively, and in the six months ended June 30, 2026 and 2025, we incurred $15.9 million and $14.0 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 5, “Deferred Management Rights Proceeds,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Total Hospitality segment depreciation and amortization expense increased in the three and six months ended June 30, 2026, as compared to the same periods in 2025, primarily due to the increase in depreciable assets associated with JW Marriott Desert Ridge, as well as increases in asset values at Gaylord Texan related to the ongoing rooms renovation and Gaylord Opryland related to the 2026 completion of a sports bar, pavilion and event lawn and the 2025 renovation of an existing ballroom and pre-function space.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and six months ended June 30, 2026 and 2025.

Gaylord Opryland Results. The results of Gaylord Opryland for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2026	2025	Change		2026	2025	Change
Revenues:
Rooms	$52,084	$48,669	7.0%		$102,399	$92,984	10.1%
Food and beverage	55,347	51,469	7.5%		116,144	103,267	12.5%
Other hotel revenue	17,759	16,327	8.8%		35,026	30,392	15.2%
Total revenue	125,190	116,465	7.5%		253,569	226,643	11.9%
Operating expenses:
Rooms	10,834	10,448	3.7%		21,587	20,551	5.0%
Food and beverage	30,262	26,976	12.2%		62,712	54,889	14.3%
Other hotel expenses	32,014	30,346	5.5%		62,864	59,040	6.5%
Management fees, net	6,117	4,976	22.9%		11,918	10,286	15.9%
Depreciation and amortization	9,396	8,575	9.6%		18,099	16,635	8.8%
Total operating expenses	88,623	81,321	9.0%		177,180	161,401	9.8%
Operating income	$36,567	$35,144	4.0%		$76,389	$65,242	17.1%
Performance metrics:
Occupancy	74.2%	75.2%	(1.0)	pts	72.0%	70.1%	1.9	pts
ADR	$266.96	$246.17	8.4%		$272.09	$253.72	7.2%
RevPAR	$198.18	$185.19	7.0%		$195.89	$177.88	10.1%
Total RevPAR	$476.36	$443.16	7.5%		$485.09	$433.58	11.9%

Gaylord Palms Results. The results of Gaylord Palms for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2026	2025	Change		2026	2025	Change
Revenues:
Rooms	$31,658	$30,017	5.5%		$67,680	$62,440	8.4%
Food and beverage	45,803	33,218	37.9%		95,910	78,443	22.3%
Other hotel revenue	11,030	9,878	11.7%		22,547	20,623	9.3%
Total revenue	88,491	73,113	21.0%		186,137	161,506	15.3%
Operating expenses:
Rooms	7,168	6,825	5.0%		13,921	13,512	3.0%
Food and beverage	23,773	19,431	22.3%		48,947	42,617	14.9%
Other hotel expenses	24,227	21,998	10.1%		48,140	45,264	6.4%
Management fees, net	3,293	2,579	27.7%		6,541	5,841	12.0%
Depreciation and amortization	8,912	8,609	3.5%		17,727	16,819	5.4%
Total operating expenses	67,373	59,442	13.3%		135,276	124,053	9.0%
Operating income	$21,118	$13,671	54.5%		$50,861	$37,453	35.8%
Performance metrics:
Occupancy	75.0%	78.9%	(3.9)	pts	76.1%	77.4%	(1.3)	pts
ADR	$270.06	$243.35	11.0%		$285.86	$259.34	10.2%
RevPAR	$202.49	$192.00	5.5%		$217.65	$200.80	8.4%
Total RevPAR	$566.02	$467.66	21.0%		$598.59	$519.38	15.3%

Gaylord Texan Results. The results of Gaylord Texan for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2026	2025	Change		2026	2025	Change
Revenues:
Rooms	$30,968	$30,095	2.9%		$59,086	$60,755	(2.7)%
Food and beverage	42,540	43,223	(1.6)%		88,933	89,660	(0.8)%
Other hotel revenue	8,751	9,176	(4.6)%		17,611	18,456	(4.6)%
Total revenue	82,259	82,494	(0.3)%		165,630	168,871	(1.9)%
Operating expenses:
Rooms	6,632	6,153	7.8%		13,092	12,768	2.5%
Food and beverage	22,279	22,003	1.3%		45,888	45,443	1.0%
Other hotel expenses	19,345	20,096	(3.7)%		38,702	39,521	(2.1)%
Management fees, net	2,794	3,083	(9.4)%		5,609	6,356	(11.8)%
Depreciation and amortization	7,681	6,157	24.8%		15,006	12,086	24.2%
Total operating expenses	58,731	57,492	2.2%		118,297	116,174	1.8%
Operating income	$23,528	$25,002	(5.9)%		$47,333	$52,697	(10.2)%
Performance metrics:
Occupancy	69.9%	72.0%	(2.1)	pts	67.7%	72.5%	(4.8)	pts
ADR	$268.51	$253.06	6.1%		$266.01	$255.16	4.3%
RevPAR	$187.60	$182.32	2.9%		$179.96	$185.04	(2.7)%
Total RevPAR	$498.32	$499.74	(0.3)%		$504.46	$514.33	(1.9)%

Gaylord National Results. The results of Gaylord National for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2026	2025	Change		2026	2025	Change
Revenues:
Rooms	$36,345	$32,487	11.9%		$66,532	$64,882	2.5%
Food and beverage	46,298	43,638	6.1%		82,907	85,761	(3.3)%
Other hotel revenue	7,779	7,288	6.7%		15,210	13,599	11.8%
Total revenue	90,422	83,413	8.4%		164,649	164,242	0.2%
Operating expenses:
Rooms	11,760	11,005	6.9%		22,915	22,956	(0.2)%
Food and beverage	26,274	25,373	3.6%		50,217	51,259	(2.0)%
Other hotel expenses	22,733	21,107	7.7%		45,860	44,414	3.3%
Management fees, net	1,610	1,621	(0.7)%		2,895	3,389	(14.6)%
Depreciation and amortization	8,495	8,489	0.1%		16,987	16,932	0.3%
Total operating expenses	70,872	67,595	4.8%		138,874	138,950	(0.1)%
Operating income	$19,550	$15,818	23.6%		$25,775	$25,292	1.9%
Performance metrics:
Occupancy	71.3%	67.8%	3.5	pts	67.2%	70.1%	(2.9)	pts
ADR	$280.70	$263.97	6.3%		$274.10	$256.29	6.9%
RevPAR	$200.10	$178.85	11.9%		$184.16	$179.59	2.5%
Total RevPAR	$497.82	$459.23	8.4%		$455.74	$454.62	0.2%

Gaylord Rockies Results. The results of Gaylord Rockies for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2026	2025	Change		2026	2025	Change
Revenues:
Rooms	$29,865	$28,496	4.8%		$56,219	$53,579	4.9%
Food and beverage	47,237	45,374	4.1%		86,116	84,998	1.3%
Other hotel revenue	7,633	7,852	(2.8)%		14,649	14,093	3.9%
Total revenue	84,735	81,722	3.7%		156,984	152,670	2.8%
Operating expenses:
Rooms	6,195	6,377	(2.9)%		12,162	12,053	0.9%
Food and beverage	24,937	24,447	2.0%		48,410	47,797	1.3%
Other hotel expenses	11,724	11,769	(0.4)%		22,710	21,900	3.7%
Management fees, net	2,946	2,434	21.0%		5,136	4,550	12.9%
Depreciation and amortization	15,141	14,897	1.6%		30,329	29,749	1.9%
Total operating expenses	60,943	59,924	1.7%		118,747	116,049	2.3%
Operating income	$23,792	$21,798	9.1%		$38,237	$36,621	4.4%
Performance metrics:
Occupancy	79.4%	80.3%	(0.9)	pts	77.4%	76.3%	1.1	pts
ADR	$275.43	$259.78	6.0%		$267.28	$258.52	3.4%
RevPAR	$218.64	$208.62	4.8%		$206.93	$197.21	4.9%
Total RevPAR	$620.35	$598.29	3.7%		$577.82	$561.94	2.8%

JW Marriott Hill Country Results. The results of JW Marriott Hill Country for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2026	2025	Change		2026	2025	Change
Revenues:
Rooms	$22,268	$23,644	(5.8)%		$40,124	$43,338	(7.4)%
Food and beverage	30,786	30,492	1.0%		54,690	57,833	(5.4)%
Other hotel revenue	12,708	12,437	2.2%		21,243	20,678	2.7%
Total revenue	65,762	66,573	(1.2)%		116,057	121,849	(4.8)%
Operating expenses:
Rooms	3,966	4,153	(4.5)%		7,358	7,959	(7.6)%
Food and beverage	15,185	15,118	0.4%		27,320	28,676	(4.7)%
Other hotel expenses	20,286	19,336	4.9%		38,049	36,158	5.2%
Management fees, net	2,150	2,797	(23.1)%		3,785	5,207	(27.3)%
Depreciation and amortization	8,193	7,919	3.5%		16,355	15,750	3.8%
Total operating expenses	49,780	49,323	0.9%		92,867	93,750	(0.9)%
Operating income	$15,982	$17,250	(7.4)%		$23,190	$28,099	(17.5)%
Performance metrics:
Occupancy	70.9%	75.6%	(4.7)	pts	64.8%	71.8%	(7.0)	pts
ADR	$344.31	$342.79	0.4%		$341.31	$332.79	2.6%
RevPAR	$244.21	$259.31	(5.8)%		$221.24	$238.96	(7.4)%
Total RevPAR	$721.22	$730.11	(1.2)%		$639.92	$671.85	(4.8)%

JW Marriott Desert Ridge Results. We purchased JW Marriott Desert Ridge on June 10, 2025. The results of JW Marriott Desert Ridge for the three and six months ended June 30, 2026 and for the period ended June 30, 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended	Six Months Ended	Period Ended
	June 30, 2026	June 30, 2026	June 30, 2025
Revenues:
Rooms	$22,897	$53,456	$1,791
Food and beverage	27,447	59,420	1,846
Other hotel revenue	10,305	21,641	1,712
Total revenue	60,649	134,517	5,349
Operating expenses:
Rooms	4,356	9,070	652
Food and beverage	15,436	31,951	1,866
Other hotel expenses	17,553	33,794	3,447
Management fees, net	2,794	6,421	24
Depreciation and amortization	8,578	17,094	1,943
Total operating expenses	48,717	98,330	7,932
Operating income (loss)	$11,932	$36,187	$(2,583)
Performance metrics:
Occupancy	72.2%	72.6%	39.3%
ADR	$367.08	$428.43	$228.50
RevPAR	$264.85	$310.88	$89.76
Total RevPAR	$701.55	$782.30	$268.11

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2026	2025	Change	2026	2025	Change
Revenues	$144,014	$143,304	0.5%	$223,197	$232,854	(4.1)%
Operating expenses	(101,563)	(110,376)	(8.0)%	(166,672)	(180,146)	(7.5)%
Preopening costs	(438)	(98)	346.9%	(825)	(185)	345.9%
Depreciation and amortization	(9,609)	(9,335)	2.9%	(19,043)	(18,712)	1.8%
Operating income	$32,404	$23,495	37.9%	$36,657	$33,811	8.4%

Revenues increased slightly in our Entertainment segment in the three months ended June 30, 2026, as compared to the 2025 period, as increased revenue from our 2026 management of the Ascend Amphitheater was partially offset by a decrease in revenue from Southern Entertainment as the result of the 2026 decision to discontinue a less profitable festival that took place in 2025.

Revenues decreased in our Entertainment segment in the six months ended June 30, 2026, as compared to the 2025 period, primarily due to the prior year period including an increase in produced content related to the Grand Ole Opry’s 100-year celebration, lower revenues at the Grand Ole Opry and Ryman Auditorium related to Winter Storm Fern, which impacted Nashville, Tennessee in January 2026, and the 2026 decision to discontinue the less profitable Southern Entertainment festival noted above.

Entertainment segment operating expenses decreased in the three months ended June 30, 2026, as compared to the 2025 period, primarily related to a decrease in expenses associated with the discontinuance of the less profitable Southern Entertainment festival noted above, partially offset by variable expenses associated with our 2026 management of the Ascend Amphitheater.

Entertainment segment operating expenses decreased in the six months ended June 30, 2026, as compared to the 2025 period, primarily related to a decrease in expenses associated with the discontinuance of the less profitable Southern Entertainment festival noted above and less produced content related to the Grand Ole Opry’s 100-year celebration in 2025, partially offset by variable expenses associated with our 2026 management of the Ascend Amphitheater.

Depreciation and amortization increased slightly in the three and six months ended June 30, 2026, as compared to the 2025 period.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2026	2025	Change	2026	2025	Change
Operating expenses	$11,245	$10,759	4.5%	$22,530	$21,529	4.6%
Depreciation and amortization	257	231	11.3%	516	465	11.0%
Operating loss	$(11,502)	$(10,990)	(4.7)%	$(23,046)	$(21,994)	(4.8)%

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses increased in the three and six months ended June 30, 2026, as compared to the 2025 periods, primarily as a result of an increase in employment expenses.

Operating Results – Preopening Costs

Preopening costs during the three and six months ended June 30, 2026 include costs associated with Category 10 Las Vegas, which is expected to open in late 2026.

Non-Operating Results Affecting Net Income

The following table summarizes the other factors which affected our net income for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2026	2025	Change	2026	2025	Change
Interest expense	$(63,875)	$(58,534)	(9.1)%	$(127,994)	$(112,817)	(13.5)%
Interest income	3,727	5,583	(33.2)%	8,913	11,042	(19.3)%
Loss on extinguishment of debt	—	(2,542)	100.0%	(2,200)	(2,542)	13.5%
Income (loss) from unconsolidated joint ventures	4	(13)	130.8%	4	(29)	113.8%
Other gains and (losses), net	(259)	(196)	(32.1)%	(621)	(304)	(104.3)%
Provision for income taxes	(12,063)	(7,848)	(53.7)%	(18,962)	(12,007)	(57.9)%

Interest Expense

The following presents interest expense associated with our outstanding borrowings, including the impact of interest rate swaps, for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2026	2025	Change	2026	2025	Change
RHP Revolving Credit Facility	$1,174	$1,049	11.9%	$2,311	$2,068	11.8%
RHP Term Loan B	4,298	5,004	(14.1)%	8,580	9,964	(13.9)%
RHP Senior Notes	52,146	43,096	21.0%	104,510	83,042	25.9%
OEG Revolver	172	359	(52.1)%	342	901	(62.0)%
OEG Term Loan	8,237	8,484	(2.9)%	16,420	15,014	9.4%
Block 21 CMBS Loan	—	617	(100.0)%	—	2,683	(100.0)%
Other (1)	(2,152)	(75)	(2,769.3)%	(4,169)	(855)	(387.6)%
Total interest expense	$63,875	$58,534	9.1%	$127,994	$112,817	13.5%
(1)	Other includes capitalized interest, as well as other miscellaneous items.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the impact of interest rate swaps, was 6.6% and 6.5% for the three months ended June 30, 2026 and 2025, respectively, and 6.5% for each of the six months ended June 30, 2026 and 2025, respectively.

Interest Income

Interest income for the three and six months ended June 30, 2026 and 2025 primarily includes amounts earned on our cash balances, as well as the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 6, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

As a result of the March 2026 redemption of our previous outstanding $700.0 million 4.75% senior notes due 2027, we recognized a loss on extinguishment of debt of $2.2 million in the six months ended June 30, 2026.

As a result of the April 2025 incremental borrowings under the OEG credit agreement and the defeasance of the Block 21 CMBS loan, we recognized a loss on extinguishment of debt of $2.5 million in the three and six months ended June 30, 2025.

Other Gains and (Losses), net

Other gains and (losses), net for the three and six months ended June 30, 2026 and 2025 includes miscellaneous items.

Provision for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended June 30, 2026 and 2025, we recorded an income tax provision of $12.1 million and $7.8 million, respectively, and for the six months ended June 30, 2026 and 2025, we recorded an income tax provision of $19.0 million and $12.0 million, respectively, related to our TRSs. The change in the income tax provision for the 2026 periods, as compared to the 2025 periods, relates to changes in income at our TRSs.

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

The following is a reconciliation of our consolidated GAAP net income to EBITDAre, Adjusted EBITDAre, and Adjusted EBITDAre, Excluding Noncontrolling Interest for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$102,079	$75,875	$171,481	$138,889
Interest expense, net	60,148	52,951	119,081	101,775
Provision for income taxes	12,063	7,848	18,962	12,007
Depreciation and amortization	77,084	66,963	152,785	130,680
Pro rata EBITDAre from unconsolidated joint ventures	1	1	2	2
EBITDAre	251,375	203,638	462,311	383,353
Preopening costs	438	98	825	185
Non-cash lease expense	1,649	945	2,592	1,834
Equity-based compensation expense	3,827	3,495	7,629	7,117
Interest income on Gaylord National bonds	1,026	1,113	2,051	2,227
Loss on extinguishment of debt	—	2,542	2,200	2,542
Transaction costs of acquisitions	—	25	—	100
Pro rata adjusted EBITDAre from unconsolidated joint ventures	(4)	—	(4)	—
Adjusted EBITDAre	258,311	211,856	477,604	397,358
Adjusted EBITDAre of noncontrolling interest	(16,390)	(11,295)	(20,547)	(16,921)
Adjusted EBITDAre, excluding noncontrolling interest	$241,921	$200,561	$457,057	$380,437

The following is a reconciliation of our consolidated GAAP net income available to common stockholders to FFO and Adjusted FFO for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income available to common stockholders	$92,750	$71,753	$163,225	$134,714
Noncontrolling interest in OP Units	581	1,532	1,022	874
Net income available to common stockholders and unit holders	93,331	73,285	164,247	135,588
Depreciation and amortization	76,974	66,906	152,554	130,582
Adjustments for noncontrolling interest	(3,076)	(3,046)	(6,100)	(6,123)
FFO available to common stockholders and unit holders	167,229	137,145	310,701	260,047
Right-of-use asset amortization	110	57	231	98
Non-cash lease expense	1,649	945	2,592	1,834
Pro rata adjustments from joint ventures	(4)	—	(4)	—
Amortization of deferred financing costs	3,105	2,900	6,352	5,607
Amortization of debt discounts and premiums	476	430	859	988
Loss on extinguishment of debt	—	2,542	2,200	2,542
Adjustments for noncontrolling interest	(2,023)	(1,736)	(2,065)	(2,018)
Transaction costs of acquisitions	—	25	—	100
Deferred tax provision	10,857	6,537	16,611	9,470
Adjusted FFO available to common stockholders and unit holders	$181,399	$148,845	$337,477	$278,668

Liquidity and Capital Resources

Cash Flows Provided By Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the six months ended June 30, 2026, our net cash flows provided by operating activities were $321.9 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $354.9 million, partially offset by unfavorable changes in working capital of $32.9 million. The unfavorable changes in working capital primarily resulted from an increase in accounts receivable due to a seasonal increase in group business at our hotel properties, a decrease in accrued liabilities primarily related to the payment of accrued property taxes and compensation, a decrease in advanced ticket purchases at Southern Entertainment due to 2026 festivals occurring in June 2026, and a decrease in advanced room deposits on future hotel stays due to the timing of receipts. The unfavorable changes in working capital are partially offset by an increase in general accounts payable due to the timing of payments.

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

Cash Flows Used In Investing Activities. During the six months ended June 30, 2026, our primary use of funds for investing activities was purchases of property and equipment, which totaled $241.2 million and consisted primarily of rooms renovations at Gaylord Texan and JW Marriott Hill Country; projects at Gaylord Opryland, including a meeting space expansion and the development of a sports bar, pavilion and event lawn; the construction of Category 10 Las Vegas; and ongoing maintenance capital expenditures for each of our existing properties.

During the six months ended June 30, 2025, our primary uses of funds for investing activities were the use of $862.0 million to purchase JW Marriott Desert Ridge and purchases of property and equipment, which totaled $182.2 million. Purchases of property and equipment consisted primarily of projects at Gaylord Opryland, including the meeting space expansion, the renovation of an existing ballroom and pre-function space, and the development of the sports bar, pavilion and event lawn; the preparation for the rooms renovation at Gaylord Texan; and ongoing maintenance capital expenditures for each of our existing properties.

Cash Flows Provided By (Used In) Financing Activities. Our cash flows from financing activities primarily reflect the incurrence and repayment of long-term debt and the payment of cash distributions. During the six months ended June 30, 2026, our net cash flows used in financing activities were $182.3 million, primarily reflecting the issuance of $700.0 million in senior notes and the redemption of $700.0 million in senior notes, the payment of $153.7 million in cash distributions, and the payment of $19.3 million in deferred financing costs.

During the six months ended June 30, 2025, our net cash flows provided by financing activities were $716.6 million, primarily reflecting the issuance of $625.0 million in senior notes and $275.5 million in net proceeds from the issuance of approximately 3.0 million shares of our common stock, partially offset by the payment of $139.7 million in cash distributions, the net repayment of $21.0 million under the OEG revolving credit facility, and the payment of $12.6 million in deferred financing costs.

Liquidity

At June 30, 2026, we had $366.1 million in unrestricted cash and $930.0 million available for borrowing in the aggregate under our revolving credit facility and the OEG revolving credit facility. During the six months ended June 30, 2026, we issued $700 million in new senior notes, redeemed $700 million in existing senior notes, incurred capital expenditures of $241.2 million and paid $153.7 million in cash distributions. These changes, partially offset by the cash flows provided by operations discussed above, were the primary factors in the decrease in our cash balance from December 31, 2025 to June 30, 2026.

We anticipate investing in our operations during the remainder of 2026 by spending between approximately $160 million and $260 million in capital expenditures, which includes the meeting space expansion at Gaylord Opryland; rooms renovations at JW Marriott Hill Country and Gaylord Texan; the construction of Category 10 Las Vegas; and ongoing maintenance capital for each of our current facilities. At this time, the scope of our multiyear capital program remains unchanged; however, the discrete nature of the projects in the pipeline allows us to take a flexible approach to evolving macroeconomic conditions. Further, our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually. Future dividends are subject to our board of directors’ future determinations as to amount and timing. We currently have no debt maturities until July 2028. We believe we will be able to refinance our debt agreements prior to their maturities.

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

Our outstanding principal debt agreements are described below. At June 30, 2026, there were no defaults under the covenants related to our outstanding debt.

Principal Debt Agreements

Credit Facility. On May 18, 2023, we entered into a Credit Agreement (as amended and modified from time to time, the “Credit Agreement”) among the Company, as a guarantor, the Operating Partnership, as borrower, certain other subsidiaries of the Company party thereto, as guarantors, certain subsidiaries of the Company party thereto, as pledgors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

The Credit Agreement provides for a senior secured term loan B (the “Term Loan B”) (in the original principal amount of $500.0 million and as of June 30, 2026 with an outstanding principal amount equal to $288.4 million), and a revolving credit facility (the “Revolver”) in an aggregate principal amount available equal to $850.0 million as of June 30, 2026, as well as an accordion feature that will allow us to increase the facilities by an aggregate total of up to $475 million, which may be allocated between the Term Loan B and the Revolver at our option.

Each of the Term Loan B and the Revolver is guaranteed by us, each of our subsidiaries that own the Gaylord Hotels properties, the JW Marriott properties and certain of our other subsidiaries. Each of the Term Loan B and the Revolver is secured by equity pledges of our subsidiaries that are the fee owners of Gaylord Opryland and Gaylord Texan, their respective direct and indirect parent entities, and the equity of Ryman Hotel Operations Holdco, LLC, a wholly owned indirect subsidiary of the Company. Assets and equity of OEG are not subject to the liens of the Credit Agreement.

In addition, the Credit Agreement contains certain covenants, which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. Per the First Amendment to the Credit Agreement, the material financial covenants, ratios or tests contained in the Revolver are as follows:

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

At June 30, 2026, no amounts were outstanding under the Revolver, and there was $850.0 million of availability under the Revolver.

Term Loan B. The Term Loan B has a maturity date of May 18, 2030. As of June 30, 2026, the applicable interest rate margin for borrowings under the Term Loan B is, at our option, either (i) 1.75% for SOFR Loans (as defined in the Credit Agreement) and 0.75% for base rate loans.

At June 30, 2026, the interest rate on the Term Loan B was Term SOFR plus 1.75%. The annual amortization under the Term Loan B is 1% of the refinanced $293.5 million outstanding principal amount, with the balance due at maturity. At June 30, 2026, $288.4 million in borrowings were outstanding under the Term Loan B.

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

The $400 Million 7.25% Senior Notes are currently redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is currently 101.813% and will be 100.000% beginning on July 15 of 2027, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

$700 Million 4.75% Senior Notes. In accordance with the indenture governing the previously outstanding $700.0 million in aggregate principal amount of 4.75% senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), on March 27, 2026, we redeemed in full the $700 Million 4.75% Senior Notes. Accordingly, the $700 Million 4.75% Senior Notes are no longer reflected in the accompanying condensed consolidated balance sheet at June 30, 2026. As a result of this redemption, we recognized a loss on extinguishment of debt of $2.2 million in the six months ended June 30, 2026.

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

At June 30, 2026, $423.1 million was outstanding under the OEG Term Loan, and there were no amounts outstanding under the OEG Revolver.

The OEG Term Loan and the OEG Revolver are each secured by substantially all of the assets of OEG Finance and each of its subsidiaries. The OEG Term Loan bears interest at a rate equal to either, at OEG Borrower’s election, (a) the Alternate Base Rate plus 2.50% or (b) Adjusted Term SOFR plus 3.50% (all as more specifically described in the OEG Credit Agreement). In November 2022, OEG entered into an interest rate swap to fix the SOFR portion of the interest rate on $100.0 million of borrowings at 4.533% through December 2025. In August 2025, OEG entered into an interest rate swap to fix the SOFR portion of the interest rate on $100.0 million of borrowings at 3.214% from December 2025 through December 2028. In September 2025, OEG entered into an additional interest rate swap to fix the SOFR portion of the interest rate on $125.0 million of borrowings at 3.17% through December 2028.

Borrowings under the OEG Revolver bear interest at a rate equal to either, at OEG Borrower’s election, (a) the Alternate Base Rate plus the Applicable Rate (as defined in the OEG Credit Agreement) or (b) Adjusted Term SOFR plus the Applicable Rate. Under the OEG Credit Agreement, (i) the Applicable Rate for Alternative Base Rate loans will be between 2.75% and 2.25% and (ii) the Applicable Rate for Adjusted Term SOFR loans will be between 3.75% and 3.25%, in each of (i) and (ii) based upon the First Lien Leverage Ratio of OEG Finance and its consolidated subsidiaries (as more specifically described in the OEG Credit Agreement).

The Applicable Rate for borrowings under the OEG Revolver as of June 30, 2026 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans. The Applicable Rate for borrowings under the OEG Term Loan as of June 30, 2026 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at June 30, 2026 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2030 are $931.0 million. These estimated obligations are $123.3 million for the remainder of 2026, $246.3 million in 2027, $232.5 million in 2028, $177.4 million in 2029, and $151.5 million in 2030. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the interest we paid during 2025, 2024 and 2023.

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

June 30,
2026
Other assets	$3,862,921
Total assets	$3,862,921

Net payables due to non-guarantor subsidiaries	$167,688
Other liabilities	3,859,869
Total liabilities	$4,027,557
Total noncontrolling interest	$5,076

Six Months Ended
June 30, 2026
Revenues from third-parties	$654
Revenues from non-guarantor subsidiaries	344,555
Operating expenses (excluding expenses to non-guarantor subsidiaries)	96,412
Expenses to non-guarantor subsidiaries	16,023
Operating income	232,774
Interest income from non-guarantor subsidiaries	1,232
Net income	122,967
Net income available to common stockholders	114,711

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP. Certain of our accounting policies, including those related to impairment of long-lived and other assets, credit losses on financial assets, income taxes, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no newly identified critical accounting policies in the first six months of 2026, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2012).
3.2	Second Amended and Restated Bylaws of Ryman Hospitality Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 24, 2023).
22	List of Parent and Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q filed May 1, 2026).
31.1*	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Jennifer Hutcheson pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1**	Certification of Mark Fioravanti and Jennifer Hutcheson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Equity and Noncontrolling Interest (unaudited) for the three and six months ended June 30, 2026 and 2025, and (v) Notes To Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYMAN HOSPITALITY PROPERTIES, INC.

Date: August 7, 2026	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Executive Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer