Form 10-Q
period 2026-09-30
Ryman Hospitality Properties, Inc.
filed 2026-11-03
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2026
Common Stock, par value $.01	68,989,808 shares

RYMAN HOSPITALITY PROPERTIES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2026	2025
ASSETS:
Property and equipment, net	$6,466,416	$4,970,429
Cash and cash equivalents - unrestricted	348,177	471,421
Cash and cash equivalents - restricted	47,450	28,759
Notes receivable, net	47,856	53,503
Trade receivables, net	116,234	105,903
Deferred income tax assets, net	58,154	67,669
Prepaid expenses and other assets	253,973	196,798
Intangible assets and goodwill, net	303,079	286,701
Total assets	$7,641,339	$6,181,183

LIABILITIES AND EQUITY:
Debt and finance lease obligations	$4,659,308	$3,976,913
Accounts payable and accrued liabilities	633,370	517,708
Distributions payable	85,594	78,819
Deferred management rights proceeds	162,385	162,901
Operating lease liabilities	163,694	158,815
Other liabilities	78,004	74,251
Total liabilities	5,782,355	4,969,407
Commitments and contingencies
Noncontrolling interest in Opry Entertainment Group	444,096	422,691
Equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 400,000 shares authorized, 68,985 and 63,006 shares issued and outstanding, respectively	690	630
Additional paid-in capital	2,367,088	1,722,332
Treasury stock of 738 and 730 shares, at cost	(27,573)	(26,788)
Distributions in excess of retained earnings	(964,946)	(933,250)
Accumulated other comprehensive loss	(5,027)	(12,772)
Total stockholders' equity	1,370,232	750,152
Noncontrolling interests	44,656	38,933
Total equity	1,414,888	789,085
Total liabilities and equity	$7,641,339	$6,181,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Rooms	$219,409	$195,227	$675,533	$585,359
Food and beverage	270,278	233,674	856,062	737,328
Other hotel revenue	73,125	71,968	221,570	192,123
Entertainment	92,989	91,589	316,186	324,443
Total revenues	655,801	592,458	2,069,351	1,839,253

Operating expenses:
Rooms	54,481	48,668	157,656	142,195
Food and beverage	158,134	139,961	475,417	414,252
Other hotel expenses	156,829	144,882	451,711	399,394
Management fees, net	19,946	16,551	63,003	52,930
Total hotel operating expenses	389,390	350,062	1,147,787	1,008,771
Entertainment	70,790	67,935	237,462	248,081
Corporate	12,369	10,062	34,899	31,591
Preopening costs	897	1,289	1,722	1,474
Loss on sale of assets	—	1,296	—	1,296
Impairment charges	4,858	—	4,858	—
Depreciation and amortization	83,163	73,202	235,948	203,882
Total operating expenses	561,467	503,846	1,662,676	1,495,095

Operating income	94,334	88,612	406,675	344,158
Interest expense	(68,275)	(64,873)	(196,269)	(177,690)
Interest income	5,096	4,836	14,009	15,878
Loss on extinguishment of debt	—	(380)	(2,200)	(2,922)
Income (loss) from unconsolidated joint ventures	—	(37)	4	(66)
Other gains and (losses), net	2,074	2,168	1,453	1,864
Income before income taxes	33,229	30,326	223,672	181,222
(Provision) benefit for income taxes	6,448	3,633	(12,514)	(8,374)
Net income	39,677	33,959	211,158	172,848

Net income attributable to noncontrolling interest in Opry Entertainment Group	(54)	(987)	(3,516)	(3,792)
Net (income) loss attributable to other noncontrolling interests	585	1,914	(4,209)	544
Net income available to common stockholders	$40,208	$34,886	$203,433	$169,600

Basic income per share available to common stockholders	$0.61	$0.55	$3.17	$2.76
Diluted income per share available to common stockholders	$0.58	$0.53	$3.00	$2.65

Comprehensive income, net of taxes	$44,508	$36,047	$218,903	$174,953
Comprehensive income, net of taxes, attributable to noncontrolling interest in Opry Entertainment Group	(993)	(1,187)	(5,369)	(4,053)
Comprehensive (income) loss, net of taxes, attributable to other noncontrolling interests	559	1,901	(4,253)	531
Comprehensive income, net of taxes, available to common stockholders	$44,074	$36,761	$209,281	$171,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$211,158	$172,848
Amounts to reconcile net income to net cash flows provided by operating activities:
Provision for deferred income taxes	9,099	5,079
Depreciation and amortization	235,948	203,882
Amortization of deferred financing costs	9,654	8,762
Impairment charges	4,858	—
(Income) loss from unconsolidated joint ventures	(4)	66
Equity-based compensation expense	11,742	10,777
Changes in:
Trade receivables	5,994	(3,083)
Accounts payable and accrued liabilities	51,148	36,242
Other assets and liabilities	(23,995)	(8,611)
Net cash flows provided by operating activities	515,602	425,962

Cash Flows from Investing Activities:
Purchases of property and equipment	(362,860)	(252,103)
Collection of notes receivable	4,735	4,385
Purchase of JW Marriott Desert Ridge, net of cash acquired	—	(861,958)
Purchase of Grande Lakes Orlando, net of cash acquired	(1,348,000)	—
Other investing activities, net	(1,066)	(18,121)
Net cash flows used in investing activities	(1,707,191)	(1,127,797)

Cash Flows from Financing Activities:
Repayments under term loan B	(2,201)	(2,201)
Borrowings under OEG revolving credit facility	—	5,000
Repayments under OEG revolving credit facility	—	(26,000)
Borrowings under OEG term loan	—	128,128
Repayments under OEG term loan	(3,230)	(2,903)
Repayments under Block 21 CMBS loan	—	(128,967)
Issuance of senior notes	1,400,000	625,000
Redemption of senior notes	(700,000)	—
Deferred financing costs paid	(30,610)	(13,064)
Issuance of common stock, net	659,170	275,532
Payment of distributions	(229,984)	(212,641)
Payment of tax withholdings for equity-based compensation	(5,545)	(5,537)
Other financing activities, net	(564)	(185)
Net cash flows provided by financing activities	1,087,036	642,162

Net change in cash, cash equivalents, and restricted cash	(104,553)	(59,673)
Cash, cash equivalents, and restricted cash, beginning of period	500,180	576,228
Cash, cash equivalents, and restricted cash, end of period	$395,627	$516,555

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet:
Cash and cash equivalents - unrestricted	$348,177	$483,330
Cash and cash equivalents - restricted	47,450	33,225
Cash, cash equivalents, and restricted cash, end of period	$395,627	$516,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated
		Additional		in Excess of	Other	Total			Noncontrolling
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Noncontrolling	Total	Interest
	Stock	Capital	Stock	Earnings	Loss	Equity	Interests	Equity	in OEG
BALANCE, December 31, 2025	$630	$1,722,332	$(26,788)	$(933,250)	$(12,772)	$750,152	$38,933	$789,085	$422,691
Net income (loss)	—	—	—	70,475	—	70,475	(485)	69,990	(588)
Other comprehensive income, net of income taxes	—	—	—	—	1,223	1,223	—	1,223	—
Adjustment of noncontrolling interest to redemption value	—	(11,291)	—	—	—	(11,291)	—	(11,291)	11,291
Dividends and distributions declared ($1.20 per share)	—	190	(785)	(75,536)	—	(76,131)	(474)	(76,605)	—
Restricted stock units surrendered	1	(5,388)	—	—	—	(5,387)	—	(5,387)	—
Equity-based compensation expense	—	3,802	—	—	—	3,802	—	3,802	—
BALANCE, March 31, 2026	$631	$1,709,645	$(27,573)	$(938,311)	$(11,549)	$732,843	$37,974	$770,817	$433,394
Net income	—	—	—	92,750	—	92,750	5,279	98,029	4,050
Other comprehensive income, net of income taxes	—	—	—	—	1,691	1,691	—	1,691	—
Adjustment of noncontrolling interest to redemption value	—	(6,652)	—	—	—	(6,652)	—	(6,652)	6,652
Dividends and distributions declared ($1.20 per share)	—	192	—	(76,253)	—	(76,061)	(474)	(76,535)	—
Restricted stock units surrendered	—	(77)	—	—	—	(77)	—	(77)	—
Equity-based compensation expense	—	3,827	—	—	—	3,827	—	3,827	—
BALANCE, June 30, 2026	$631	$1,706,935	$(27,573)	$(921,814)	$(9,858)	$748,321	$42,779	$791,100	$444,096
Net income (loss)	—	—	—	40,208	—	40,208	(585)	39,623	54
Other comprehensive income, net of income taxes	—	—	—	—	4,831	4,831	—	4,831	—
Adjustment of noncontrolling interest to redemption value	—	54	—	—	—	54	—	54	(54)
Reallocation of noncontrolling interest in Operating Partnership	—	(3,217)	—	—	—	(3,217)	3,217	—	—
Issuance of common stock, net	59	659,111	—	—	—	659,170	—	659,170	—
Distribution from consolidated joint venture to noncontrolling interest partners	—	—	—	—	—	—	(292)	(292)	—
Dividends and distributions declared ($1.20 per share)	—	196	—	(83,340)	—	(83,144)	(463)	(83,607)	—
Restricted stock units surrendered	—	(104)	—	—	—	(104)	—	(104)	—
Equity-based compensation expense	—	4,113	—	—	—	4,113	—	4,113	—
BALANCE, September 30, 2026	$690	$2,367,088	$(27,573)	$(964,946)	$(5,027)	$1,370,232	$44,656	$1,414,888	$444,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND NONCONTROLLING INTEREST

(Unaudited)

(In thousands)

				Distributions	Accumulated
		Additional		in Excess of	Other	Total			Noncontrolling
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'	Noncontrolling	Total	Interest
	Stock	Capital	Stock	Earnings	Loss	Equity	Interests	Equity	in OEG
BALANCE, December 31, 2024	$599	$1,475,211	$(23,526)	$(888,132)	$(15,172)	$548,980	$3,657	$552,637	$381,945
Net income (loss)	—	—	—	62,961	—	62,961	(658)	62,303	711
Other comprehensive loss, net of income taxes	—	—	—	—	(88)	(88)	—	(88)	—
Adjustment of noncontrolling interest to redemption value	—	(8,960)	—	—	—	(8,960)	—	(8,960)	8,960
Purchase of interest in consolidated joint venture	—	—	—	—	—	—	36,270	36,270	—
Dividends and distributions declared ($1.15 per share)	—	169	(803)	(68,701)	—	(69,335)	(454)	(69,789)	—
Restricted stock units surrendered	1	(5,648)	—	—	—	(5,647)	—	(5,647)	—
Equity-based compensation expense	—	3,622	—	—	—	3,622	—	3,622	—
BALANCE, March 31, 2025	$600	$1,464,394	$(24,329)	$(893,872)	$(15,260)	$531,533	$38,815	$570,348	$391,616
Net income	—	—	—	71,753	—	71,753	2,028	73,781	2,094
Other comprehensive income, net of income taxes	—	—	—	—	105	105	—	105	—
Adjustment of noncontrolling interest to redemption value	—	(7,576)	—	—	—	(7,576)	—	(7,576)	7,576
Reallocation of noncontrolling interest in Operating Partnership	—	(1,627)	—	—	—	(1,627)	1,627	—	—
Issuance of common stock, net	30	275,502	—	—	—	275,532	—	275,532	—
Dividends and distributions declared ($1.15 per share)	—	172	(810)	(72,117)	—	(72,755)	(455)	(73,210)	—
Restricted stock units surrendered	—	(30)	—	—	—	(30)	—	(30)	—
Equity-based compensation expense	—	3,495	—	—	—	3,495	—	3,495	—
BALANCE, June 30, 2025	$630	$1,734,330	$(25,139)	$(894,236)	$(15,155)	$800,430	$42,015	$842,445	$401,286
Net income (loss)	—	—	—	34,886	—	34,886	(1,914)	32,972	987
Other comprehensive income, net of income taxes	—	—	—	—	2,088	2,088	—	2,088	—
Adjustment of noncontrolling interest to redemption value	—	(9,716)	—	—	—	(9,716)	—	(9,716)	9,716
Dividends and distributions declared ($1.15 per share)	—	175	(820)	(72,145)	—	(72,790)	(453)	(73,243)	—
Restricted stock units surrendered	—	(65)	—	—	—	(65)	—	(65)	—
Equity-based compensation expense	—	3,660	—	—	—	3,660	—	3,660	—
BALANCE, September 30, 2025	$630	$1,728,384	$(25,959)	$(931,495)	$(13,067)	$758,493	$39,648	$798,141	$411,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYMAN HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION:

On January 1, 2013, Ryman Hospitality Properties, Inc. (“Ryman”) and its subsidiaries (collectively with Ryman, the “Company”) began operating as a real estate investment trust (“REIT”) for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. The Company’s owned assets include a network of meetings-focused resorts that are managed by Marriott International, Inc. (“Marriott”) under the Gaylord Hotels, JW Marriott, and Ritz-Carlton brands. The five Gaylord Hotels resorts, which the Company refers to as the Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). Two of the JW Marriott resorts include the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”) and the JW Marriott Phoenix Desert Ridge Resort & Spa (“JW Marriott Desert Ridge”) (effective June 10, 2025). In addition, on September 1, 2026, the Company acquired the Grande Lakes Orlando Resort (“Grande Lakes Orlando”), which includes both a JW Marriott hotel and a Ritz-Carlton hotel (see Note 3, “Grande Lakes Orlando Transaction”). The Company’s other owned hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

The Company also owns an approximate 70% controlling equity interest in OEG Attractions Holdings, LLC, a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which the Company reports as its Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry; WSM-AM, the Opry’s radio home; Ole Red, a brand of Blake Shelton-themed bar, music venue and event spaces; Category 10, a brand of Luke Combs-themed bar, music venue and event spaces that opened in Nashville, Tennessee in November 2024 and Las Vegas, Nevada in October 2026, with an additional location expected to open at Universal Orlando Resort’s CityWalk in mid-2028; Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”); and a majority and controlling equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company. In addition, in January 2026, OEG began managing the Ascend Amphitheater in downtown Nashville, Tennessee and, in February 2026, began managing the CCNB Amphitheatre outside of Greenville, South Carolina.

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

3. GRANDE LAKES ORLANDO TRANSACTION:

On September 1, 2026, the Company purchased Grande Lakes Orlando for approximately $1.38 billion. The 409-acre complex includes two hotels, a 1,010-room JW Marriott and a 582-room Ritz-Carlton, and approximately 320,000 square feet of indoor and outdoor meeting and event space. The resort’s amenities include a 40,000-square-foot spa and fitness center, 14 food and beverage outlets, a water experience, and an 18-hole golf course. The Company funded the purchase price with approximately $659.2 million in net proceeds of an underwritten registered public offering of approximately 5.9 million shares of the Company’s common stock (see Note 13, “Equity”), approximately $689 million in net proceeds of a private placement of $700 million aggregate principal amount of 6.25% senior notes due 2035 (see Note 8, “Debt”), and cash on hand. Grande Lakes Orlando assets and operations are reflected in the Company’s Hospitality segment beginning September 1, 2026.

The Company performed a valuation of the fair value of the acquired assets and liabilities as of September 1, 2026. The valuations of the various components of property and equipment were determined principally based on the cost approach, which uses assumptions regarding replacement values from established indices. The valuation of intangible assets was based on various methods to evaluate the values of advanced bookings previously received for the hotels. The Company considers each of these estimates as Level 3 fair value measurements.

The Company determined that the acquisition represents an asset acquisition and has capitalized transaction costs and allocated the purchase price to the relative fair values of assets acquired and liabilities assumed, adjusted for working capital adjustments as set forth in the purchase agreement and transaction costs, in the Company’s balance sheet at September 1, 2026 as follows (amounts in thousands):

Property and equipment	$1,347,592
Cash and cash equivalents - unrestricted	34,049
Cash and cash equivalents - restricted	16,350
Trade receivables	16,325
Prepaid expenses and other assets	4,224
Intangible assets	31,049
Total assets acquired	1,449,589
Accounts payable and accrued liabilities	(51,190)
Total liabilities assumed	(51,190)
Net assets acquired	$1,398,399

4. REVENUES:

The Company’s revenues disaggregated by major source are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Hotel group rooms	$142,985	$127,953	$475,634	$418,149
Hotel transient rooms	76,424	67,274	199,899	167,210
Hotel food and beverage - banquets	182,328	154,301	610,520	515,834
Hotel food and beverage - outlets	87,950	79,373	245,542	221,494
Hotel other	73,125	71,968	221,570	192,123
Entertainment admissions/ticketing	30,223	34,039	112,193	125,016
Entertainment food and beverage	37,212	33,481	121,034	114,353
Entertainment retail and other	25,554	24,069	82,959	85,074
Total revenues	$655,801	$592,458	$2,069,351	$1,839,253

The Company’s Hospitality segment revenues disaggregated by location are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Gaylord Opryland	$124,963	$110,078	$378,532	$336,721
Gaylord Palms	69,736	66,745	255,873	228,251
Gaylord Texan	80,261	74,082	245,891	242,953
Gaylord National	82,900	78,098	247,549	242,340
Gaylord Rockies	86,102	77,951	243,086	230,621
JW Marriott Hill Country	50,585	51,615	166,642	173,464
JW Marriott Desert Ridge	39,071	36,118	173,588	41,467
Grande Lakes Orlando	21,991	—	21,991	—
AC Hotel	3,114	2,880	9,670	9,140
Inn at Opryland and other	4,089	3,302	10,343	9,853
Total Hospitality segment revenues	$562,812	$500,869	$1,753,165	$1,514,810

The majority of the Company’s Entertainment segment revenues are concentrated in Nashville, Tennessee; Las Vegas, Nevada; and Austin, Texas.

The Company records deferred revenues when cash payments are received in advance of its performance obligations, primarily related to advanced deposits on hotel rooms and advanced ticketing at its OEG venues. At September 30, 2026 and December 31, 2025, the Company had $289.1 million and $220.6 million, respectively, in deferred revenues, which are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Of the amount outstanding at December 31, 2025, approximately $161.9 million was recognized in revenue during the nine months ended September 30, 2026.

5. INCOME PER SHARE:

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income available to common stockholders	$40,208	$34,886	$203,433	$169,600
Net income attributable to noncontrolling interest in OEG	54	987	3,516	3,792
Net income available to common stockholders - if-converted method	$40,262	$35,873	$206,949	$173,392

Denominator:
Weighted average shares outstanding - basic	66,307	63,000	64,160	61,435
Effect of dilutive equity-based compensation	250	166	208	184
Effect of dilutive put rights	3,460	4,169	4,543	3,844
Weighted average shares outstanding - diluted	70,017	67,335	68,911	65,463

Basic income per share available to common stockholders	$0.61	$0.55	$3.17	$2.76
Diluted income per share available to common stockholders	$0.58	$0.53	$3.00	$2.65

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

The operating partnership units (“OP Units”) held by the noncontrolling interest holders in RHP Hotel Properties, LP (the “Operating Partnership”) have been excluded from the denominator of the diluted income per share calculation for the three and nine months ended September 30, 2026 and 2025 as there would be no effect on the calculation of diluted income per share because the income or loss attributable to the OP Units held by the noncontrolling interest holders would also be added or subtracted to derive net income available to common stockholders.

6. PROPERTY AND EQUIPMENT:

Property and equipment at September 30, 2026 and December 31, 2025 is summarized as follows (in thousands):

	September 30,	December 31,
	2026	2025
Land and land improvements	$928,085	$731,497
Buildings	6,393,053	5,258,989
Furniture, fixtures and equipment	1,789,956	1,516,736
Right-of-use finance lease assets	1,983	1,841
Construction-in-progress	267,003	185,275
	9,380,080	7,694,338
Accumulated depreciation and amortization	(2,913,664)	(2,723,909)
Property and equipment, net	$6,466,416	$4,970,429

7. NOTES RECEIVABLE:

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, in connection with the development of Gaylord National, the Company holds two issuances of governmental bonds (“Series A bond” and “Series B bond”) with a total carrying value and approximate fair value of $47.9 million and $53.5 million at September 30, 2026 and December 31, 2025, respectively, net of credit loss reserve of $38.0 million at each of September 30, 2026 and December 31, 2025. The Company receives debt service and principal payments thereon, payable from property tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity dates of July 1, 2034 and September 1, 2037, respectively. Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. During the periods presented, the Company has accrued interest only on the Series A bond.

The Company has the intent and ability to hold these bonds to maturity. The Company’s quarterly assessment of credit losses considers the estimate of projected tax revenues that will service the bonds over their remaining terms. These tax revenue projections are updated each quarter to reflect updated industry projections as to future anticipated operations of the hotel. As a result of previously reduced tax revenue projections over the life of the bonds as well as certain cumulative priority payments due to others, the Series B bond is fully reserved. The Series A bond is of higher priority than other tranches which fall between the Company’s two issuances.

During the three months ended September 30, 2026 and 2025, the Company recorded interest income of $0.9 million and $1.0 million, respectively, and during the nine months ended September 30, 2026 and 2025, the Company recorded interest income of $3.0 million and $3.3 million, respectively, on these bonds. The Company received payments of $8.8 million during each of the nine months ended September 30, 2026 and 2025 relating to these notes receivable.

8. DEBT:

The Company’s debt and finance lease obligations at September 30, 2026 and December 31, 2025 consisted of (in thousands):

	September 30,	December 31,
	2026	2025
$850M Revolving Credit Facility, interest at SOFR plus 1.50%, maturing January 28, 2030	$—	$—
Term Loan B, interest at SOFR plus 1.75%, maturing May 18, 2030	287,655	289,856
Senior Notes, interest at 4.75%, maturing October 15, 2027	—	700,000
Senior Notes, interest at 7.25%, maturing July 15, 2028	400,000	400,000
Senior Notes, interest at 4.50%, maturing February 15, 2029	600,000	600,000
Senior Notes, interest at 6.50%, maturing April 1, 2032	1,000,000	1,000,000
Senior Notes, interest at 6.50%, maturing June 15, 2033	625,000	625,000
Senior Notes, interest at 5.75%, maturing March 15, 2034	700,000	—
Senior Notes, interest at 6.25%, maturing February 15, 2035	700,000	—
$80M OEG Revolver, interest at SOFR plus 3.50%, maturing June 28, 2029	—	—
OEG Term Loan, interest at SOFR plus 3.50%, maturing June 28, 2031	422,040	425,270
Finance lease obligations	468	596
Unamortized deferred financing costs	(65,145)	(52,282)
Unamortized discounts and premiums, net	(10,710)	(11,527)
Total debt	$4,659,308	$3,976,913

Amounts due within one year of the balance sheet date consist of amortization payments for the term loan B of 1.0% of the refinanced $293.5 million principal balance and amortization payments for the OEG term loan of approximately 1.0% of the refinanced $428.5 million principal balance.

At September 30, 2026, there were no defaults under the covenants related to the Company’s outstanding debt.

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

The $700 Million 5.75% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $700 Million 5.75% Senior Notes have a maturity date of March 15, 2034 and bear interest at 5.75% per annum, payable semi-annually in cash in arrears on March 15 and September 15 each year. The $700 Million 5.75% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including each of the Company’s existing senior notes, and senior in right of payment to future subordinated indebtedness, if any.

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

$700 Million 6.25% Senior Notes due 2035

On August 25, 2026, the Operating Partnership and RHP Finance Corporation completed the private placement of $700.0 million in aggregate principal amount of 6.25% senior notes due 2035 (the “$700 Million 6.25% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement.

The $700 Million 6.25% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $700 Million 6.25% Senior Notes have a maturity date of February 15, 2035 and bear interest at 6.25% per annum, payable semi-annually in cash in arrears on February 15 and August 15 each year, beginning on February 15, 2027. The $700 Million 6.25% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including each of the Company’s existing senior notes, and senior in right of payment to future subordinated indebtedness, if any.

The $700 Million 6.25% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness, including the Operating Partnership’s existing credit facility, to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $700 Million 6.25% Senior Notes. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $700 Million 6.25% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $700 Million 6.25% Senior Notes.

The net proceeds from the issuance of the $700 Million 6.25% Senior Notes totaled approximately $689 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The Company used these net proceeds to fund a portion of the purchase price for Grande Lakes Orlando discussed in Note 3.

The $700 Million 6.25% Senior Notes are redeemable before August 15, 2029, in whole or in part, at 100.00%, plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $700 Million 6.25% Senior Notes will be redeemable, in whole or in part, at any time on or after August 15, 2029 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.125%, 101.563%, and 100.000% beginning on August 15 of 2029, 2030, and 2031, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

9. LEASES:

The Company’s lease costs for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease cost	$6,627	$5,256	$17,891	$15,304
Finance lease cost:
Amortization of right-of-use assets	138	149	369	247
Interest on lease liabilities	8	14	26	22
Net lease cost	$6,773	$5,419	$18,286	$15,573

Future minimum lease payments under non-cancelable leases at September 30, 2026 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Year 1	$14,927	$297
Year 2	15,296	163
Year 3	14,191	38
Year 4	13,928	—
Year 5	11,919	—
Years thereafter	614,363	—
Total future minimum lease payments	684,624	498
Less amount representing interest	(520,930)	(30)
Total present value of minimum payments	$163,694	$468

The remaining lease term and discount rate for the Company’s leases are as follows:

Weighted-average remaining lease term:
Operating leases	38.7	years
Finance leases	1.8	years
Weighted-average discount rate:
Operating leases	7.3%
Finance leases	6.0%

10. STOCK PLANS:

During the nine months ended September 30, 2026, the Company granted 0.2 million restricted stock units with a weighted-average grant date fair value of $102.02 per unit. There were 0.5 million restricted stock units outstanding at each of September 30, 2026 and December 31, 2025.

Compensation expense for the Company’s equity-based compensation plans was $4.1 million and $3.7 million for the three months ended September 30, 2026 and 2025, respectively, and $11.7 million and $10.8 million for the nine months ended September 30, 2026 and 2025, respectively.

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

For the three months ended September 30, 2026 and 2025, the Company recorded an income tax benefit of $6.4 million and $3.6 million, respectively, related to its TRSs. For the nine months ended September 30, 2026 and 2025, the Company recorded an income tax provision of $12.5 million and $8.4 million, respectively, related to its TRSs.

At September 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits.

12. COMMITMENTS AND CONTINGENCIES:

On April 9, 2024, the Company received service of process in a lawsuit naming the Company and a subsidiary as co-defendants with Marriott, as the manager, and multiple contractors in a personal injury lawsuit filed by individual plaintiffs in Colorado state court. The lawsuit relates to a May 2023 incident at the Gaylord Rockies indoor pool amenity involving the collapse of HVAC equipment. The complaint as amended requested an unspecified amount of damages related to alleged injuries to three guests and related claims by their families.

In October 2026, the insurance carriers representing the defendants reached a confidential settlement with one of the injured guests and the guest’s family. This settlement will resolve all claims of this plaintiff. The applicable settlement payment will be funded directly by the insurance companies under the policies maintained by Marriott and the contractors. The Company has no payment obligation and will not recognize a charge related to this settlement.

The discovery phase of the litigation remains ongoing at this time with respect to the claims by the remaining plaintiffs. The Company cannot predict its likely outcome or estimate the range of possible loss but does not believe that the outcome will have a material impact on the Company’s financial position. The Company intends to vigorously defend the lawsuit and believes it has strong defenses.

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

13. EQUITY:

Equity Offering

In August 2026, the Company completed an underwritten public offering of approximately 5.9 million shares of its common stock, par value $0.01 per share, at a price to the public of $117.00 per share. Net proceeds to the Company, after deducting underwriter discounts and commissions and other expenses paid by the Company, were approximately $659.2 million. The Company used these proceeds to fund a portion of the purchase price to acquire Grande Lakes Orlando as discussed in Note 3.

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

On September 15, 2026, the Company’s board of directors declared the Company’s third quarter 2026 cash dividend in the amount of $1.20 per share of common stock, or an aggregate of approximately $83.3 million in cash, which was paid on October 15, 2026 to stockholders of record as of the close of business on September 30, 2026.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the noncontrolling limited partners are redeemable for cash, or if the Company so elects, in shares of the Company’s common stock on a one-for-one basis, subject to certain adjustments. At September 30, 2026, 0.4 million outstanding OP Units, or 0.6% of the outstanding OP Units, were held by the noncontrolling limited partners and are included as a component of equity in the accompanying condensed consolidated balance sheets. The Company owns, directly or indirectly, the remaining 99.4% of the outstanding OP Units.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, were as follows (in thousands):

		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$47,986	$47,986	$—	$—
Variable to fixed interest rate swaps	7,046	—	7,046	—
Total assets measured at fair value	$55,032	$47,986	$7,046	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$45,034	$45,034	$—	$—
Variable to fixed interest rate swaps	713	—	713	—
Total assets measured at fair value	$45,747	$45,034	$713	$—

The fair value of notes receivable is discussed in Note 7, “Notes Receivable.” The remainder of the assets and liabilities held by the Company at September 30, 2026 are not required to be recorded at fair value, and financial assets and liabilities approximate fair value.

See Note 2, “JW Marriott Desert Ridge Transaction,” and Note 3, “Grande Lakes Orlando Transaction,” for additional disclosures related to the fair value measurements used in the accounting for the purchases of JW Marriott Desert Ridge and Grande Lakes Orlando, respectively.

15. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s operations are organized into the following principal business segments:

●	Hospitality, which includes the Gaylord Hotels properties, JW Marriott Hill Country, JW Marriott Desert Ridge (effective June 10, 2025), Grande Lakes Orlando (effective September 1, 2026), the Inn at Opryland and the AC Hotel;
●	Entertainment, which includes the OEG business, specifically the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, Southern Entertainment, and beginning in the first quarter of 2026, the Ascend Amphitheater and the CCNB Amphitheatre; and
●	Corporate and Other, which includes operating and general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments.

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

The following information is derived directly from the segments’ internal financial reports used by the CODM for corporate management purposes (amounts in thousands):

	For the Three Months Ended September 30, 2026
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$562,812	$92,989	$—	$655,801
Expenses:
Rooms	54,481			54,481
Food and beverage	158,134			158,134
Other hotel expenses (1)	156,829			156,829
Management fees	19,946			19,946
Employment costs		29,504		29,504
Cost of goods sold		12,627		12,627
Contract services		9,747		9,747
Non-income taxes and insurance		6,231		6,231
Preopening costs		897		897
Impairment charges		4,858		4,858
Other segment expenses (1)		12,681	12,369	25,050
Depreciation and amortization	73,447	9,460	256	83,163
Operating income (loss)	$99,975	$6,984	$(12,625)	$94,334
Interest expense	(3)	(8,261)	(60,011)	(68,275)
Interest income				5,096
Other gains and (losses), net				2,074
Income before income taxes				$33,229

	For the Three Months Ended September 30, 2025
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$500,869	$91,589	$—	$592,458
Expenses:
Rooms	48,668			48,668
Food and beverage	139,961			139,961
Other hotel expenses (1)	144,882			144,882
Management fees	16,551			16,551
Employment costs		28,736		28,736
Cost of goods sold		13,492		13,492
Contract services		9,713		9,713
Non-income taxes and insurance		3,806		3,806
Preopening costs		1,289		1,289
Other segment expenses (1)		12,188	10,062	22,250
Loss on sale of assets		1,296		1,296
Depreciation and amortization	63,729	9,242	231	73,202
Operating income (loss)	$87,078	$11,827	$(10,293)	$88,612
Interest expense	(11)	(9,572)	(55,290)	(64,873)
Interest income				4,836
Loss on extinguishment of debt				(380)
Loss from unconsolidated joint ventures				(37)
Other gains and (losses), net				2,168
Income before income taxes				$30,326

	For the Nine Months Ended September 30, 2026
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$1,753,165	$316,186	$—	$2,069,351
Expenses:
Rooms	157,656			157,656
Food and beverage	475,417			475,417
Other hotel expenses (1)	451,711			451,711
Management fees	63,003			63,003
Employment costs		93,024		93,024
Cost of goods sold		38,970		38,970
Contract services		43,172		43,172
Non-income taxes and insurance		24,260		24,260
Preopening costs		1,722		1,722
Impairment charges		4,858		4,858
Other segment expenses (1)		38,036	34,899	72,935
Depreciation and amortization	206,673	28,503	772	235,948
Operating income (loss)	$398,705	$43,641	$(35,671)	$406,675
Interest expense	(16)	(24,756)	(171,497)	(196,269)
Interest income				14,009
Loss on extinguishment of debt				(2,200)
Income from unconsolidated joint ventures				4
Other gains and (losses), net				1,453
Income before income taxes				$223,672

	For the Nine Months Ended September 30, 2025
	Hospitality	Entertainment	Corporate and Other	Total
Revenues	$1,514,810	$324,443	$—	$1,839,253
Expenses:
Rooms	142,195			142,195
Food and beverage	414,252			414,252
Other hotel expenses (1)	399,394			399,394
Management fees	52,930			52,930
Employment costs		91,107		91,107
Cost of goods sold		43,410		43,410
Contract services		51,942		51,942
Non-income taxes and insurance		21,933		21,933
Preopening costs		1,474		1,474
Other segment expenses (1)		39,689	31,591	71,280
Loss on sale of assets		1,296		1,296
Depreciation and amortization	175,232	27,954	696	203,882
Operating income (loss)	$330,807	$45,638	$(32,287)	$344,158
Interest expense	(39)	(27,979)	(149,672)	(177,690)
Interest income				15,878
Loss on extinguishment of debt				(2,922)
Loss from unconsolidated joint ventures				(66)
Other gains and (losses), net				1,864
Income before income taxes				$181,222
(1)	Other segment expenses include:
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

	September 30,	December 31,
	2026	2025
Total assets:
Hospitality	$6,484,754	$4,996,594
Entertainment	792,438	745,755
Corporate and Other	364,147	438,834
Total assets	$7,641,339	$6,181,183

The following table represents capital expenditures by segment for the periods presented (amounts in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Hospitality	$312,384	$229,726
Entertainment	50,350	22,154
Corporate and Other	126	223
Total capital expenditures	$362,860	$252,103

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “should,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” “estimate,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These may also include statements regarding (i) the future performance of our business, anticipated business levels and our anticipated financial results during future periods; (ii) the effect of our election to be taxed as a REIT and maintain REIT status for federal income tax purposes; (iii) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries (“TRSs”); (iv) our dividend policy, including the frequency and amount of any dividend we may pay; (v) our strategic goals and potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions and investment in joint ventures; (vi) the ability of Marriott International, Inc. (“Marriott”) to effectively manage our hotels and other properties; (vii) our anticipated capital expenditures and investments; (viii) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements including our credit facility and other contractual arrangements with third parties, including management agreements with Marriott; (ix) our ability to borrow available funds under our credit facility; (x) our expectations about successfully amending the agreements governing our indebtedness should the need arise; (xi) geopolitical uncertainty, the effects of inflation, other macroeconomic conditions and increased costs on our business and on our customers, including group customers at our hotels; (xii) risks associated with the integration of JW Marriott Desert Ridge and Grande Lakes Orlando into our existing asset base; and (xiii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

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

Overview

We operate as a REIT for federal income tax purposes, specializing in group-oriented, destination hotel assets in urban and resort markets. Our core holdings include a network of meetings-focused resorts totaling 13,461 rooms that are managed by Marriott under the Gaylord Hotels, JW Marriott, and Ritz-Carlton brands. The five Gaylord Hotels resorts, which we refer to as our Gaylord Hotels properties, consist of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”), the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), and the Gaylord Rockies Resort & Convention Center near Denver, Colorado (“Gaylord Rockies”). Two of the JW Marriott resorts include the JW Marriott San Antonio Hill Country Resort & Spa (“JW Marriott Hill Country”) and the JW Marriott Phoenix Desert Ridge Resort & Spa (“JW Marriott Desert Ridge”) (effective June 10, 2025). In addition, on September 1, 2026, we acquired the Grande Lakes Orlando Resort (“Grande Lakes Orlando”), which includes both a JW Marriott hotel and a Ritz-Carlton hotel. Our other hotel assets managed by Marriott include the Inn at Opryland, an overflow hotel adjacent to Gaylord Opryland, and the AC Hotel at National Harbor, Washington D.C. (“AC Hotel”), an overflow hotel adjacent to Gaylord National.

Each of our award-winning properties incorporates not only high-quality lodging, but also large-scale meeting, convention and exhibition space, superb food and beverage options and retail and spa facilities within a single self-contained property. Our Gaylord Hotels properties each include at least 400,000 square feet of meeting, convention and exhibit space, JW Marriott Hill Country and JW Marriott Desert Ridge each include at least 240,000 square feet of meeting, convention and exhibit space, and Grande Lakes Orlando includes approximately 320,000 square feet of meeting, convention and exhibit space. As a result, our properties provide a convenient and entertaining environment for convention guests. Our properties focus on the large group meetings market in the United States.

We also own an approximate 70% controlling equity interest in a business comprised of a number of entertainment and media assets, known as the Opry Entertainment Group (“OEG”), which we report as our Entertainment segment. These assets include the Grand Ole Opry, the legendary weekly showcase of country music’s finest performers for over 100 years; the Ryman Auditorium, the storied live music venue and former home of the Grand Ole Opry located in downtown Nashville; WSM-AM, the Opry’s radio home; Ole Red, a brand of six Blake Shelton-themed bar, music venue and event spaces; Category 10, a brand of Luke Combs-themed bar, music venue and event spaces that opened in Nashville, Tennessee in November 2024 and Las Vegas, Nevada in October 2026, with an additional location expected to open at Universal Orlando Resort’s CityWalk in mid-2028; Block 21, a mixed-use entertainment, lodging, office, and retail complex located in Austin, Texas (“Block 21”); and a majority and controlling equity interest in Southern Entertainment, a Charlotte, North Carolina-based national music festival and events production company. In addition, in January 2026, OEG began managing the Ascend Amphitheater in downtown Nashville, Tennessee, and in February 2026, OEG began managing the CCNB Amphitheatre outside of Greenville, South Carolina.

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

Significant 2026 Activities

Significant activities we have undertaken in 2026 include (as well as where you can find more information herein or in the accompanying condensed consolidated financial statements):

●	Purchased Grande Lakes Orlando in September 2026 – Note 3, “Grande Lakes Orlando Transaction”
●	Increased the maximum borrowing capacity under our revolving credit facility from $700.0 million to $850.0 million, extended the initial maturity date to 2030 and modified certain financial covenants – Note 8, “Debt”

●	Issued $700 million in 5.75% senior notes due 2034 and used the net proceeds to redeem our former $700 million in 4.75% senior notes originally due 2027 – Note 8, “Debt”
●	Issued $700 million in 6.25% senior notes due 2035 (Note 8, “Debt”) and offered and successfully issued approximately 5.9 million shares of our common stock (Note 13, “Equity”) to fund the purchase of Grande Lakes Orlando

●	Continued investment in our existing properties through approximately $362.9 million in capital expenditures – “Liquidity and Capital Resources”
●	Declared approximately $235.7 million in cash distributions – Note 13, “Equity”

Recent Developments in Our Opry Entertainment Business

As previously announced, we are exploring ways to provide OEG with greater independence in a structure that creates value for our shareholders. To that end, we have engaged Morgan Stanley & Co. LLC to assist us in evaluating opportunities for OEG, focusing on three priorities:

●	preserving OEG’s legacy while supporting its future growth;
●	achieving an attractive valuation and transaction terms; and
●	structuring any transaction in a manner that is appropriate for our REIT structure, which could result in payments being received by the Company, and the payment of special dividends to our shareholders, over multiple years.

Discussions are continuing, and after any transaction, we expect to remain an owner of OEG and continue to benefit from its future growth. We have not entered into definitive agreements with respect to a potential investment by a third party in OEG, and there can be no assurance that any definitive agreement will ultimately be reached.

As a result of this ongoing process, the put rights of the minority investor in OEG discussed in Note 5, “Income Per Share,” to the accompanying condensed consolidated financial statements included herein are not currently exercisable.

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

Existing Hotel Property Design. Our properties under the Gaylord Hotels, JW Marriott and Ritz-Carlton brands focus on the large group meetings and regional leisure transient markets in the United States and incorporate meeting and exhibition space, signature guest rooms, food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so attendees’ needs are met in one location. We believe this strategy creates a better experience for both meeting planners and guests and has led to our properties under the Gaylord Hotels, JW Marriott and Ritz-Carlton brands claiming a place among the leading convention hotels in the country.

Expansion of Hotel Asset Portfolio. Part of our long-term growth strategy includes acquisitions or developments of other hotels, particularly in the group meetings sector of the hospitality industry, either alone or through joint ventures or alliances with one or more third parties. We will consider attractive investment opportunities which meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are generally interested in highly accessible upper-upscale or luxury assets with over 400 hotel rooms in urban and resort group destination markets. We also consider assets that possess significant meeting space or present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. We are consistently considering acquisitions that would expand the geographic diversity of our existing asset portfolio. To this end, we purchased JW Marriott Hill Country in June 2023, JW Marriott Desert Ridge in June 2025 and Grande Lakes Orlando in September 2026.

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

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We believe that licensing our brand may provide an opportunity to increase revenues and cash flow with relatively little capital investment. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. To this end, we have purchased Block 21, invested in six Ole Red locations and recently announced the planned development of a seventh Ole Red location that is expected to open in early 2028, opened our second Category 10 in October 2026 and have announced the development of an additional Category 10 location that is expected to open in mid-2028, purchased a majority interest in Southern Entertainment in January 2025, and began managing the Ascend Amphitheater in January 2026 and the CCNB Amphitheatre in February 2026. In September 2025, the Grand Ole Opry traveled to the Royal Albert Hall in London for the first international performance in its history.

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

Our Operations

Our operations are organized into three principal business segments:

●	Hospitality, consisting of our Gaylord Hotels properties, JW Marriott Hill Country, JW Marriott Desert Ridge (effective June 10, 2025), Grande Lakes Orlando (effective September 1, 2026), the Inn at Opryland and the AC Hotel.
●	Entertainment, consisting of the Grand Ole Opry, the Ryman Auditorium, WSM-AM, Ole Red, Category 10, Block 21, Southern Entertainment, our other Nashville-based attractions, and, beginning in 2026, the operation of the Ascend Amphitheater and the CCNB Amphitheatre.
●	Corporate and Other, consisting of our corporate expenses.

For the three and nine months ended September 30, 2026 and 2025, our total revenues were divided among these business segments as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2026	2025	2026	2025
Hospitality	86%	85%	85%	82%
Entertainment	14%	15%	15%	18%
Corporate and Other	0%	0%	0%	0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three and nine months ended September 30, 2026 and 2025. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	%	2025	%	2026	%	2025	%
REVENUES:
Rooms	$219,409	33.5%	$195,227	33.0%	$675,533	32.6%	$585,359	31.8%
Food and beverage	270,278	41.2%	233,674	39.4%	856,062	41.4%	737,328	40.1%
Other hotel revenue	73,125	11.2%	71,968	12.1%	221,570	10.7%	192,123	10.4%
Entertainment	92,989	14.2%	91,589	15.5%	316,186	15.3%	324,443	17.6%
Total revenues	655,801	100.0%	592,458	100.0%	2,069,351	100.0%	1,839,253	100.0%
OPERATING EXPENSES:
Rooms	54,481	8.3%	48,668	8.2%	157,656	7.6%	142,195	7.7%
Food and beverage	158,134	24.1%	139,961	23.6%	475,417	23.0%	414,252	22.5%
Other hotel expenses	156,829	23.9%	144,882	24.5%	451,711	21.8%	399,394	21.7%
Hotel management fees, net	19,946	3.0%	16,551	2.8%	63,003	3.0%	52,930	2.9%
Entertainment	70,790	10.8%	67,935	11.5%	237,462	11.5%	248,081	13.5%
Corporate	12,369	1.9%	10,062	1.7%	34,899	1.7%	31,591	1.7%
Preopening costs	897	0.1%	1,289	0.2%	1,722	0.1%	1,474	0.1%
Loss on sale of assets	—	—%	1,296	0.2%	—	—%	1,296	0.1%
Impairment charges	4,858	0.7%	—	—%	4,858	0.2%	—	—%
Depreciation and amortization:
Hospitality	73,447	11.2%	63,729	10.8%	206,673	10.0%	175,232	9.5%
Entertainment	9,460	1.4%	9,242	1.6%	28,503	1.4%	27,954	1.5%
Corporate and Other	256	0.0%	231	0.0%	772	0.0%	696	0.0%
Total depreciation and amortization	83,163	12.7%	73,202	12.4%	235,948	11.4%	203,882	11.1%
Total operating expenses	561,467	85.6%	503,846	85.0%	1,662,676	80.3%	1,495,095	81.3%
OPERATING INCOME (LOSS):
Hospitality	99,975	17.8%	87,078	17.4%	398,705	22.7%	330,807	21.8%
Entertainment	6,984	7.5%	11,827	12.9%	43,641	13.8%	45,638	14.1%
Corporate and Other	(12,625)	(A)	(10,293)	(A)	(35,671)	(A)	(32,287)	(A)
Total operating income	94,334	14.4%	88,612	15.0%	406,675	19.7%	344,158	18.7%
Interest expense	(68,275)	(A)	(64,873)	(A)	(196,269)	(A)	(177,690)	(A)
Interest income	5,096	(A)	4,836	(A)	14,009	(A)	15,878	(A)
Loss on extinguishment of debt	—	(A)	(380)	(A)	(2,200)	(A)	(2,922)	(A)
Income (loss) from unconsolidated joint ventures	—	(A)	(37)	(A)	4	(A)	(66)	(A)
Other gains and (losses), net	2,074	(A)	2,168	(A)	1,453	(A)	1,864	(A)
(Provision) benefit for income taxes	6,448	(A)	3,633	(A)	(12,514)	(A)	(8,374)	(A)
Net income	39,677	(A)	33,959	(A)	211,158	(A)	172,848	(A)
Net income attributable to noncontrolling interest in Opry Entertainment Group	(54)	(A)	(987)	(A)	(3,516)	(A)	(3,792)	(A)
Net (income) loss attributable to other noncontrolling interests	585	(A)	1,914	(A)	(4,209)	(A)	544	(A)
Net income available to common stockholders	$40,208	(A)	$34,886	(A)	$203,433	(A)	$169,600	(A)
(A)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results of Operations

The following table summarizes our financial results for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages and per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2026	2025	Change	2026	2025	Change
Total revenues	$655,801	$592,458	10.7%	$2,069,351	$1,839,253	12.5%
Total operating expenses	561,467	503,846	11.4%	1,662,676	1,495,095	11.2%
Operating income	94,334	88,612	6.5%	406,675	344,158	18.2%
Net income	39,677	33,959	16.8%	211,158	172,848	22.2%
Net income available to common stockholders	40,208	34,886	15.3%	203,433	169,600	19.9%
Net income available to common stockholders per share - diluted (1)	0.58	0.53	9.4%	3.00	2.65	13.2%
(1)	Diluted outstanding shares for the 2026 periods include the issuance of approximately 5.9 million shares of our common stock in August 2026.

Total Revenues

The increase in our total revenues for the three months ended September 30, 2026, as compared to the same period in 2025, is attributable to an increase in our Hospitality segment of $61.9 million and an increase in our Entertainment segment of $1.4 million, as presented in the tables below.

The increase in our total revenues for the nine months ended September 30, 2026, as compared to the same period in 2025, is attributable to an increase in our Hospitality segment of $238.4 million, partially offset by a decrease in our Entertainment segment of $8.3 million, as presented in the tables below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended September 30, 2026, as compared to the same period in 2025, is primarily the result of an increase in our Hospitality segment of $49.0 million (which includes an increase of $9.7 million in depreciation and amortization expense) and an increase of $6.2 million in our Entertainment segment, as presented in the tables below.

The increase in our total operating expenses for the nine months ended September 30, 2026, as compared to the same period in 2025, is primarily the result of an increase in our Hospitality segment of $170.5 million (which includes an increase of $31.4 million in depreciation and amortization expense), partially offset by a decrease of $6.3 million in our Entertainment segment, as presented in the tables below.

Operating Income

The above factors resulted in an increase of $5.7 million and $62.5 million in operating income for the three and nine months ended September 30, 2026, respectively, as compared to the 2025 periods.

Net Income

Our $5.7 million increase in net income for the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to the changes in our revenues and operating expenses reflected above, impacted by the following factors, each as described more fully below:

●	A $3.1 million increase in interest expense, net, in the 2026 period, as compared to the 2025 period, due primarily to interest expense incurred for our $700.0 million senior notes that were issued in August 2026 to fund our Grande Lakes Orlando acquisition.
●	A $2.8 million increase in benefit for income taxes in the 2026 period, as compared to the 2025 period.

Our $38.3 million increase in net income for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to the changes in our revenues and operating expenses reflected above, impacted by the following factors, each as described more fully below:

●	A $20.4 million increase in interest expense, net, in the 2026 period, as compared to the 2025 period, due primarily to increased interest expense associated with a higher principal balance under our senior notes during the current period.
●	A $4.1 million increase in provision for income taxes in the 2026 period, as compared to the 2025 period.

Factors and Trends Contributing to Performance and Current Environment

Important factors and trends contributing to our performance during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, were:

●	The addition of Grande Lakes Orlando, including $22.0 million in revenues; the property averaged $198.49 in RevPAR and $460.45 in Total RevPAR.
●	An increase in same-store (Hospitality segment excluding JW Marriott Desert Ridge and Grande Lakes Orlando) ADR of 3.3% in the 2026 period, as compared to the 2025 period.
●	An increase in same-store outside-the-room spend in the 2026 period of 8.0% over the 2025 period, driven by strong spending from group customers.
●	An increase of 13.5% in total revenue and Total RevPAR at Gaylord Opryland in the 2026 period, as compared to the 2025 period, primarily as a result of a 20.7% increase in group rooms traveled and the resulting increase in banquet revenue.
●	An increase of 10.5% in total revenue and Total RevPAR at Gaylord Rockies in the 2026 period, as compared to the 2025 period, primarily as a result of a 15.4% increase in outside-the-room spend primarily due to an increase in banquet and technology spending, as well as a 3.6% increase in ADR.
●	An increase of 8.3% in total revenue and Total RevPAR at Gaylord Texan in the 2026 period, as compared to the 2025 period, primarily as a result of a 20.5% increase in transient rooms traveled and a 5.2% increase in ADR.
●	An increase of 8.2% in total revenue and Total RevPAR at JW Marriott Desert Ridge in the 2026 period, as compared to the 2025 period, primarily as a result of a 16.6% increase in group rooms traveled and the resulting increase in banquet revenue.
●	An increase of 6.1% in total revenue and Total RevPAR at Gaylord National in the 2026 period, as compared to the 2025 period, primarily as a result of a 7.8% increase in ADR.

●	An increase of 4.5% in total revenue and Total RevPAR at Gaylord Palms in the 2026 period, as compared to the 2025 period, primarily as a result of a 5.4% increase in outside-the-room spend primarily due to an increase in banquet and technology spending.

Important factors and trends contributing to our performance during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, were:

●	The addition of JW Marriott Desert Ridge for the full period, including an increase of $132.1 million in revenues; the property averaged $256.43 in RevPAR and $669.32 in Total RevPAR.
●	The addition of Grande Lakes Orlando, including $22.0 million in revenues; the property averaged $198.49 in RevPAR and $460.45 in Total RevPAR.
●	An increase in same-store ADR of 5.1% in the 2026 period, as compared to the 2025 period.
●	An increase in same-store outside-the-room spend in the 2026 period of 6.1% over the 2025 period, driven by a favorable mix of group room nights traveled.
●	An increase of 12.4% in total revenue and Total RevPAR at Gaylord Opryland in the 2026 period, as compared to the 2025 period, primarily as a result of an 8.5% increase in group rooms traveled, which also drove increased outside-the-room spend of 12.8%, primarily due to an increase in banquet revenue, and a 5.0% increase in ADR.
●	An increase of 12.1% in total revenue and Total RevPAR at Gaylord Palms in the 2026 period, as compared to the 2025 period, primarily as a result of a 15.2% increase in outside-the-room spend primarily due to an increase in banquet and technology spending, as well as a 7.6% increase in ADR.
●	An increase of 5.4% in total revenue and Total RevPAR at Gaylord Rockies in the 2026 period, as compared to the 2025 period, primarily as a result of a 6.1% increase in outside-the-room spend primarily due to an increase in banquet and technology spending, as well as a 3.5% increase in ADR.
●	A decrease of 3.9% in total revenue and Total RevPAR at JW Marriott Hill Country in the 2026 period, as compared to the 2025 period, primarily as a result of a decrease of 6.0 points of occupancy due primarily to a decrease in group rooms traveled and the resulting decrease in banquet revenue. The decrease in occupancy is partially attributable to the ongoing rooms renovation at the property.

Other important factors and trends for the three and nine months ended, and as of, September 30, 2026 include:

●	Same-store net definite group room nights booked at our hotels for all future periods in the three and nine months ended September 30, 2026 increased 9.0% and 10.7%, respectively, as compared to the same periods in 2025.
●	Same-store group room nights on the books for all future years at our hotels at September 30, 2026 is 3.0% higher than the number on the books at the same point in 2025. In addition, the estimated ADR on those group room nights on the books at September 30, 2026 is 5.1% higher than the same point in 2025.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2026	2025	Change		2026	2025	Change
Revenues:
Rooms	$219,409	$195,227	12.4%		$675,533	$585,359	15.4%
Food and beverage	270,278	233,674	15.7%		856,062	737,328	16.1%
Other hotel revenue	73,125	71,968	1.6%		221,570	192,123	15.3%
Total hospitality revenue	562,812	500,869	12.4%		1,753,165	1,514,810	15.7%
Hospitality operating expenses:
Rooms	54,481	48,668	11.9%		157,656	142,195	10.9%
Food and beverage	158,134	139,961	13.0%		475,417	414,252	14.8%
Other hotel expenses	156,829	144,882	8.2%		451,711	399,394	13.1%
Management fees, net	19,946	16,551	20.5%		63,003	52,930	19.0%
Depreciation and amortization	73,447	63,729	15.2%		206,673	175,232	17.9%
Total Hospitality operating expenses	462,837	413,791	11.9%		1,354,460	1,184,003	14.4%
Hospitality operating income	$99,975	$87,078	14.8%		$398,705	$330,807	20.5%
Hospitality performance metrics:
Occupancy	69.2%	66.6%	2.6	pts	70.0%	69.8%	0.2	pts
ADR	$267.51	$257.74	3.8%		$281.92	$260.25	8.3%
RevPAR (1)	$185.12	$171.63	7.9%		$197.34	$181.60	8.7%
Total RevPAR (2)	$474.85	$440.33	7.8%		$512.15	$469.95	9.0%
Net Definite Group Room Nights Booked	571,699	505,644	13.1%		1,496,985	1,263,520	18.5%
Same-store Hospitality performance metrics (3):
Occupancy	70.3%	67.3%	3.0	pts	70.3%	70.3%	0.0	pts
ADR	$266.63	$258.04	3.3%		$273.81	$260.52	5.1%
RevPAR (1)	$187.49	$173.71	7.9%		$192.41	$183.17	5.0%
Total RevPAR (2)	$477.82	$442.58	8.0%		$499.86	$472.83	5.7%
Net Definite Group Room Nights Booked	501,109	459,897	9.0%		1,333,307	1,204,951	10.7%
(1)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Room nights available to guests include nights that rooms are out of service. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(2)	We calculate Hospitality Total RevPAR by dividing the sum of room, food and beverage, and other ancillary services revenue (which equals Hospitality segment revenue) by room nights available to guests for the period. Room nights available to guests include nights that rooms are out of service. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(3)	Same-store Hospitality segment metrics do not include JW Marriott Desert Ridge, which we purchased on June 10, 2025, or Grande Lakes Orlando, which we purchased on September 1, 2026.

Total Hospitality segment revenues in the three and nine months ended September 30, 2026 include $10.2 million and $28.7 million, respectively, in attrition and cancellation fee revenue, a decrease of $1.6 million and an increase of $0.8 million, respectively, in attrition and cancellation fee collections from the 2025 periods.

The percentage of group versus transient business based on rooms sold for our Hospitality segment for the periods presented was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Group	71%	71%	75%	76%
Transient	29%	29%	25%	24%

Other hotel expenses for the three and nine months ended September 30, 2026 and 2025 consist of the following (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2026	2025	Change	2026	2025	Change
Administrative employment costs	$61,191	$55,419	10.4%	$176,092	$153,053	15.1%
Utilities	14,974	14,351	4.3%	40,729	37,223	9.4%
Property taxes	14,023	12,636	11.0%	40,380	37,198	8.6%
Other	66,641	62,476	6.7%	194,510	171,920	13.1%
Total other hotel expenses	$156,829	$144,882	8.2%	$451,711	$399,394	13.1%

Each of the other hotel expense categories above increased in the three months ended September 30, 2026, as compared to the 2025 period, primarily due to the addition of Grande Lakes Orlando, and increased in the nine months ended September 30, 2026, as compared to the 2025 period, primarily due to the addition of JW Marriott Desert Ridge and Grande Lakes Orlando. Administrative employment costs include salaries and benefits for hotel administrative functions, including, among others, senior management, accounting, human resources, sales, conference services, engineering and security. The increase in property taxes during the 2026 periods, as compared to the 2025 periods, also includes an increase at Gaylord Opryland due to the expiration of a previous tax abatement plan. The increase in other expenses, which include supplies, advertising, maintenance costs and consulting costs, during the 2026 periods, as compared to the 2025 periods, also includes an increase of various miscellaneous expenses at Gaylord Opryland associated with the increase in business levels.

Each of our management agreements with Marriott requires us to pay Marriott a base management fee based on the gross revenues from the applicable property for each fiscal year or portion thereof. The applicable percentage for our Gaylord Hotels properties, excluding Gaylord Rockies, is approximately 2% of gross revenues, Gaylord Rockies, JW Marriott Desert Ridge and Grande Lakes Orlando are approximately 3% of gross revenues, and JW Marriott Hill Country is approximately 3.5% of gross revenues. Additionally, we pay Marriott an incentive management fee based on the profitability of our hotels. In the three months ended September 30, 2026 and 2025, we incurred $13.7 million and $12.0 million, respectively, and in the nine months ended September 30, 2026 and 2025, we incurred $42.4 million and $36.0 million, respectively, related to base management fees for our Hospitality segment. In the three months ended September 30, 2026 and 2025, we incurred $7.1 million and $5.3 million, respectively, and in the nine months ended September 30, 2026 and 2025, we incurred $23.0 million and $19.3 million, respectively, related to incentive management fees for our Hospitality segment. Management fees are presented throughout this Quarterly Report on Form 10-Q net of the amortization of the deferred management rights proceeds discussed in Note 5, “Deferred Management Rights Proceeds,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Total Hospitality segment depreciation and amortization expense increased in the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to the increase in depreciable assets associated with Grande Lakes Orlando, as well as increases in asset values at Gaylord Texan related to the 2026 rooms renovation completion and Gaylord Opryland related to the 2026 completion of a sports bar, pavilion and event lawn and the 2025 renovation of an existing ballroom and pre-function space. Total Hospitality segment depreciation and amortization expense increased in the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to the increase in depreciable assets associated with JW Marriott Desert Ridge, as well as each of the quarterly items noted above.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and nine months ended September 30, 2026 and 2025.

Gaylord Opryland Results. The results of Gaylord Opryland for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2026	2025	Change		2026	2025	Change
Revenues:
Rooms	$52,685	$45,615	15.5%		$155,084	$138,599	11.9%
Food and beverage	54,306	46,974	15.6%		170,450	150,241	13.5%
Other hotel revenue	17,972	17,489	2.8%		52,998	47,881	10.7%
Total revenue	124,963	110,078	13.5%		378,532	336,721	12.4%
Operating expenses:
Rooms	11,304	9,435	19.8%		32,891	29,986	9.7%
Food and beverage	29,815	26,012	14.6%		92,527	80,901	14.4%
Other hotel expenses	33,187	31,310	6.0%		96,051	90,350	6.3%
Management fees, net	5,456	4,506	21.1%		17,374	14,792	17.5%
Depreciation and amortization	9,322	8,132	14.6%		27,421	24,767	10.7%
Total operating expenses	89,084	79,395	12.2%		266,264	240,796	10.6%
Operating income	$35,879	$30,683	16.9%		$112,268	$95,925	17.0%
Performance metrics:
Occupancy	73.6%	64.0%	9.6	pts	72.5%	68.1%	4.4	pts
ADR	$269.32	$268.20	0.4%		$271.14	$258.31	5.0%
RevPAR	$198.29	$171.68	15.5%		$196.70	$175.79	11.9%
Total RevPAR	$470.33	$414.30	13.5%		$480.11	$427.08	12.4%

Gaylord Palms Results. The results of Gaylord Palms for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2026	2025	Change		2026	2025	Change
Revenues:
Rooms	$24,019	$23,352	2.9%		$91,699	$85,792	6.9%
Food and beverage	37,599	33,088	13.6%		133,509	111,531	19.7%
Other hotel revenue	8,118	10,305	(21.2)%		30,665	30,928	(0.9)%
Total revenue	69,736	66,745	4.5%		255,873	228,251	12.1%
Operating expenses:
Rooms	6,093	5,965	2.1%		20,014	19,477	2.8%
Food and beverage	21,505	19,621	9.6%		70,452	62,238	13.2%
Other hotel expenses	22,767	22,212	2.5%		70,907	67,476	5.1%
Management fees, net	2,644	2,099	26.0%		9,185	7,940	15.7%
Depreciation and amortization	8,984	8,851	1.5%		26,711	25,670	4.1%
Total operating expenses	61,993	58,748	5.5%		197,269	182,801	7.9%
Operating income	$7,743	$7,997	(3.2)%		$58,604	$45,450	28.9%
Performance metrics:
Occupancy	65.2%	64.2%	1.0	pts	72.5%	73.0%	(0.5)	pts
ADR	$232.93	$230.01	1.3%		$269.80	$250.64	7.6%
RevPAR	$151.97	$147.75	2.9%		$195.51	$182.92	6.9%
Total RevPAR	$441.21	$422.29	4.5%		$545.55	$486.66	12.1%

Gaylord Texan Results. The results of Gaylord Texan for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2026	2025	Change		2026	2025	Change
Revenues:
Rooms	$31,233	$27,848	12.2%		$90,319	$88,603	1.9%
Food and beverage	39,265	35,704	10.0%		128,198	125,364	2.3%
Other hotel revenue	9,763	10,530	(7.3)%		27,374	28,986	(5.6)%
Total revenue	80,261	74,082	8.3%		245,891	242,953	1.2%
Operating expenses:
Rooms	6,929	7,064	(1.9)%		20,021	19,832	1.0%
Food and beverage	22,127	20,414	8.4%		68,015	65,857	3.3%
Other hotel expenses	21,279	21,102	0.8%		59,981	60,623	(1.1)%
Management fees, net	3,003	2,801	7.2%		8,612	9,157	(6.0)%
Depreciation and amortization	7,990	6,221	28.4%		22,996	18,307	25.6%
Total operating expenses	61,328	57,602	6.5%		179,625	173,776	3.4%
Operating income	$18,933	$16,480	14.9%		$66,266	$69,177	(4.2)%
Performance metrics:
Occupancy	71.4%	67.0%	4.4	pts	68.9%	70.7%	(1.8)	pts
ADR	$262.01	$248.99	5.2%		$264.61	$253.19	4.5%
RevPAR	$187.15	$166.86	12.2%		$182.38	$178.91	1.9%
Total RevPAR	$480.92	$443.90	8.3%		$496.53	$490.59	1.2%

Gaylord National Results. The results of Gaylord National for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2026	2025	Change		2026	2025	Change
Revenues:
Rooms	$31,611	$29,158	8.4%		$98,143	$94,040	4.4%
Food and beverage	44,900	41,497	8.2%		127,807	127,258	0.4%
Other hotel revenue	6,389	7,443	(14.2)%		21,599	21,042	2.6%
Total revenue	82,900	78,098	6.1%		247,549	242,340	2.1%
Operating expenses:
Rooms	10,996	10,549	4.2%		33,911	33,505	1.2%
Food and beverage	25,509	24,222	5.3%		75,726	75,481	0.3%
Other hotel expenses	23,218	21,917	5.9%		69,078	66,331	4.1%
Management fees, net	1,458	1,604	(9.1)%		4,353	4,993	(12.8)%
Depreciation and amortization	8,674	8,466	2.5%		25,661	25,398	1.0%
Total operating expenses	69,855	66,758	4.6%		208,729	205,708	1.5%
Operating income	$13,045	$11,340	15.0%		$38,820	$36,632	6.0%
Performance metrics:
Occupancy	66.1%	65.7%	0.4	pts	66.8%	68.6%	(1.8)	pts
ADR	$260.56	$241.65	7.8%		$269.59	$251.56	7.2%
RevPAR	$172.15	$158.79	8.4%		$180.11	$172.58	4.4%
Total RevPAR	$451.45	$425.30	6.1%		$454.29	$444.74	2.1%

Gaylord Rockies Results. The results of Gaylord Rockies for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2026	2025	Change		2026	2025	Change
Revenues:
Rooms	$31,563	$30,707	2.8%		$87,782	$84,286	4.1%
Food and beverage	45,645	39,276	16.2%		131,761	124,274	6.0%
Other hotel revenue	8,894	7,968	11.6%		23,543	22,061	6.7%
Total revenue	86,102	77,951	10.5%		243,086	230,621	5.4%
Operating expenses:
Rooms	6,795	6,866	(1.0)%		18,957	18,919	0.2%
Food and beverage	25,857	24,633	5.0%		74,267	72,430	2.5%
Other hotel expenses	11,599	12,061	(3.8)%		34,309	33,961	1.0%
Management fees, net	3,199	2,322	37.8%		8,335	6,872	21.3%
Depreciation and amortization	15,216	14,913	2.0%		45,545	44,662	2.0%
Total operating expenses	62,666	60,795	3.1%		181,413	176,844	2.6%
Operating income	$23,436	$17,156	36.6%		$61,673	$53,777	14.7%
Performance metrics:
Occupancy	82.9%	83.6%	(0.7)	pts	79.3%	78.7%	0.6	pts
ADR	$275.64	$266.03	3.6%		$270.23	$261.20	3.5%
RevPAR	$228.57	$222.36	2.8%		$214.22	$205.69	4.1%
Total RevPAR	$623.52	$564.49	10.5%		$593.22	$562.80	5.4%

JW Marriott Hill Country Results. The results of JW Marriott Hill Country for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2026	2025	Change		2026	2025	Change
Revenues:
Rooms	$19,858	$20,769	(4.4)%		$59,982	$64,107	(6.4)%
Food and beverage	19,984	19,875	0.5%		74,674	77,708	(3.9)%
Other hotel revenue	10,743	10,971	(2.1)%		31,986	31,649	1.1%
Total revenue	50,585	51,615	(2.0)%		166,642	173,464	(3.9)%
Operating expenses:
Rooms	3,728	3,803	(2.0)%		11,086	11,762	(5.7)%
Food and beverage	12,999	12,421	4.7%		40,319	41,097	(1.9)%
Other hotel expenses	18,875	18,812	0.3%		56,924	54,970	3.6%
Management fees, net	1,651	1,793	(7.9)%		5,436	7,000	(22.3)%
Depreciation and amortization	8,555	7,937	7.8%		24,910	23,687	5.2%
Total operating expenses	45,808	44,766	2.3%		138,675	138,516	0.1%
Operating income	$4,777	$6,849	(30.3)%		$27,967	$34,948	(20.0)%
Performance metrics:
Occupancy	62.6%	66.7%	(4.1)	pts	64.1%	70.1%	(6.0)	pts
ADR	$343.98	$337.63	1.9%		$342.19	$334.35	2.3%
RevPAR	$215.41	$225.31	(4.4)%		$219.28	$234.36	(6.4)%
Total RevPAR	$548.74	$559.92	(2.0)%		$609.19	$634.13	(3.9)%

JW Marriott Desert Ridge Results. We purchased JW Marriott Desert Ridge on June 10, 2025. The results of JW Marriott Desert Ridge for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2026	2025	Change		2026	2025	Change (1)
Revenues:
Rooms	$13,049	$12,816	1.8%		$66,505	$14,607	355.3%
Food and beverage	18,256	16,203	12.7%		77,676	18,049	330.4%
Other hotel revenue	7,766	7,099	9.4%		29,407	8,811	233.8%
Total revenue	39,071	36,118	8.2%		173,588	41,467	318.6%
Operating expenses:
Rooms	3,893	3,408	14.2%		12,963	4,060	219.3%
Food and beverage	12,287	11,685	5.2%		44,238	13,551	226.5%
Other hotel expenses	15,565	15,241	2.1%		49,359	18,688	164.1%
Management fees, net	1,322	1,066	24.0%		7,743	1,090	610.4%
Depreciation and amortization	8,675	8,394	3.3%		25,769	10,337	149.3%
Total operating expenses	41,742	39,794	4.9%		140,072	47,726	193.5%
Operating income (loss)	$(2,671)	$(3,676)	27.3%		$33,516	$(6,259)	635.5%
Performance metrics:
Occupancy	59.1%	57.9%	1.2	pts	68.0%	54.4%	13.6	pts
ADR	$252.56	$253.43	(0.3)%		$376.93	$250.08	50.7%
RevPAR	$149.30	$146.63	1.8%		$256.43	$136.07	88.5%
Total RevPAR	$447.03	$413.25	8.2%		$669.32	$386.27	73.3%
(1)	We purchased JW Marriott Desert Ridge on June 10, 2025.

Grande Lakes Orlando Results. We purchased Grande Lakes Orlando on September 1, 2026. The results of Grande Lakes Orlando for the period ended September 30, 2026 are as follows (in thousands, except percentages and performance metrics):

Period Ended
September 30,
2026
Revenues:
Rooms	$9,480
Food and beverage	9,279
Other hotel revenue	3,232
Total revenue	21,991
Operating expenses:
Rooms	3,136
Food and beverage	6,957
Other hotel expenses	7,881
Management fees, net	814
Depreciation and amortization	5,054
Total operating expenses	23,842
Operating loss	$(1,851)
Performance metrics:
Occupancy	63.1%
ADR	$314.64
RevPAR	$198.49
Total RevPAR	$460.45

Entertainment Segment

Total Segment Results. The following presents the financial results of our Entertainment segment for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2026	2025	Change	2026	2025	Change
Revenues	$92,989	$91,589	1.5%	$316,186	$324,443	(2.5)%
Operating expenses	(70,790)	(67,935)	4.2%	(237,462)	(248,081)	(4.3)%
Preopening costs	(897)	(1,289)	(30.4)%	(1,722)	(1,474)	16.8%
Loss on sale of assets	—	(1,296)	(100.0)%	—	(1,296)	(100.0)%
Impairment charges	(4,858)	—	100.0%	(4,858)	—	100.0%
Depreciation and amortization	(9,460)	(9,242)	2.4%	(28,503)	(27,954)	2.0%
Operating income	$6,984	$11,827	(40.9)%	$43,641	$45,638	(4.4)%

Revenues increased in our Entertainment segment in the three months ended September 30, 2026, as compared to the 2025 period, primarily due to increased revenue from our 2026 management of the Ascend Amphitheater, partially offset by a decrease at the Grand Ole Opry primarily due to a decrease in the number of shows.

Revenues decreased in our Entertainment segment in the nine months ended September 30, 2026, as compared to the 2025 period, primarily due to the prior year period including an increase in produced content related to the Grand Ole Opry’s 100-year celebration, lower revenues at the Grand Ole Opry and Ryman Auditorium partially related to Winter Storm Fern, which impacted Nashville, Tennessee in January 2026, and a decrease in revenue from Southern Entertainment as the result of a 2026 decision to discontinue a less profitable festival that took place in 2025. These decreases are partially offset by increased revenue from our 2026 management of the Ascend Amphitheater.

Entertainment segment operating expenses increased in the three months ended September 30, 2026, as compared to the 2025 period, primarily related to increased expenses associated with our 2026 management of the Ascend Amphitheater.

Entertainment segment operating expenses decreased in the nine months ended September 30, 2026, as compared to the 2025 period, primarily related to a decrease in expenses associated with the discontinuance of the less profitable Southern Entertainment festival noted above and less produced content related to the Grand Ole Opry’s 100-year celebration in 2025, partially offset by expenses associated with our 2026 management of the Ascend Amphitheater.

Preopening costs during the three and nine months ended September 30, 2026 and 2025 include costs associated with Category 10 Las Vegas, which opened in October 2026.

Loss on sale of assets during the three and nine months ended September 30, 2025 includes the sale of miscellaneous assets.

Impairment charges during the three and nine months ended September 30, 2026 include charges associated with our September 2026 decision to cease operations of the General Jackson Showboat by December 31, 2026.

Depreciation and amortization increased slightly in the three and nine months ended September 30, 2026, as compared to the 2025 periods.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2026	2025	Change	2026	2025	Change
Operating expenses	$12,369	$10,062	22.9%	$34,899	$31,591	10.5%
Depreciation and amortization	256	231	10.8%	772	696	10.9%
Operating loss	$(12,625)	$(10,293)	(22.7)%	$(35,671)	$(32,287)	(10.5)%

Corporate and Other operating expenses consist primarily of costs associated with senior management salaries and benefits, legal, human resources, accounting, pension, information technology, consulting and other administrative costs. Corporate and Other segment operating expenses increased in the three and nine months ended September 30, 2026, as compared to the 2025 periods, primarily as a result of an increase in employment expenses.

Non-Operating Results Affecting Net Income

The following table summarizes the other factors which affected our net income for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2026	2025	Change	2026	2025	Change
Interest expense	$(68,275)	$(64,873)	(5.2)%	$(196,269)	$(177,690)	(10.5)%
Interest income	5,096	4,836	5.4%	14,009	15,878	(11.8)%
Loss on extinguishment of debt	—	(380)	100.0%	(2,200)	(2,922)	24.7%
Income (loss) from unconsolidated joint ventures	—	(37)	100.0%	4	(66)	106.1%
Other gains and (losses), net	2,074	2,168	(4.3)%	1,453	1,864	(22.0)%
(Provision) benefit for income taxes	6,448	3,633	77.5%	(12,514)	(8,374)	(49.4)%

Interest Expense

The following presents interest expense associated with our outstanding borrowings, including the impact of interest rate swaps, for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2026	2025	Change	2026	2025	Change
RHP Revolving Credit Facility	$1,179	$1,078	9.4%	$3,490	$3,146	10.9%
RHP Term Loan B	4,377	5,055	(13.4)%	12,957	15,019	(13.7)%
RHP Senior Notes	56,760	50,381	12.7%	161,270	133,423	20.9%
OEG Revolver	183	156	17.3%	525	1,057	(50.3)%
OEG Term Loan	8,376	9,346	(10.4)%	24,796	24,360	1.8%
Block 21 CMBS Loan	—	—	—%	—	2,683	(100.0)%
Other (1)	(2,600)	(1,143)	(127.5)%	(6,769)	(1,998)	(238.8)%
Total interest expense	$68,275	$64,873	5.2%	$196,269	$177,690	10.5%
(1)	Other includes capitalized interest, as well as other miscellaneous items.

Our weighted average interest rate on our borrowings, excluding capitalized interest, but including the amortization of deferred financing costs and the impact of interest rate swaps, was 6.5% for each of the three and nine months ended September 30, 2026 and 2025.

Interest Income

Interest income for the three and nine months ended September 30, 2026 and 2025 primarily includes amounts earned on our cash balances, as well as the bonds that were received in connection with the development of Gaylord National, which we hold as notes receivable. See Note 7, “Notes Receivable,” to the accompanying condensed consolidated financial statements included herein for additional discussion of interest income on these bonds.

Loss on Extinguishment of Debt

As a result of the March 2026 redemption of our previous outstanding $700.0 million 4.75% senior notes due 2027, we recognized a loss on extinguishment of debt of $2.2 million in the nine months ended September 30, 2026.

As a result of the April 2025 incremental borrowings under the OEG credit agreement and the defeasance of the Block 21 CMBS loan, we recognized a loss on extinguishment of debt of $0.4 million and $2.9 million in the three and nine months ended September 30, 2025, respectively.

Other Gains and (Losses), net

Other gains and (losses), net for each of the three and nine months ended September 30, 2026 and 2025 includes the receipt of $3.4 million and $3.3 million, respectively, from a fund associated with the Gaylord National bonds to reimburse us for certain marketing and maintenance expenses.

Provision for Income Taxes

As a REIT, we generally are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We are required to pay federal and state corporate income taxes on earnings of our TRSs.

For the three months ended September 30, 2026 and 2025, we recorded an income tax benefit of $6.4 million and $3.6 million, respectively, and for the nine months ended September 30, 2026 and 2025, we recorded an income tax provision of $12.5 million and $8.4 million, respectively, related to our TRSs. The change in the income tax provision for the 2026 periods, as compared to the 2025 periods, relates to changes in income at our TRSs.

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

The following is a reconciliation of our consolidated GAAP net income to EBITDAre, Adjusted EBITDAre, and Adjusted EBITDAre, Excluding Noncontrolling Interest for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$39,677	$33,959	$211,158	$172,848
Interest expense, net	63,179	60,037	182,260	161,812
Provision (benefit) for income taxes	(6,448)	(3,633)	12,514	8,374
Depreciation and amortization	83,163	73,202	235,948	203,882
Loss on sale of assets	—	1,296	—	1,296
Pro rata EBITDAre from unconsolidated joint ventures	—	(1)	2	1
EBITDAre	179,571	164,860	641,882	548,213
Preopening costs	897	1,289	1,722	1,474
Non-cash lease expense	999	1,219	3,591	3,053
Equity-based compensation expense	4,113	3,660	11,742	10,777
Pension settlement charge	428	640	428	640
Impairment charges	4,858	—	4,858	—
Interest income on Gaylord National bonds	929	1,025	2,980	3,252
Loss on extinguishment of debt	—	380	2,200	2,922
Transaction costs of acquisitions	—	—	—	100
Pro rata adjusted EBITDAre from unconsolidated joint ventures	—	—	(4)	—
Adjusted EBITDAre	191,795	173,073	669,399	570,431
Adjusted EBITDAre of noncontrolling interest	(6,622)	(6,705)	(27,169)	(23,626)
Adjusted EBITDAre, excluding noncontrolling interest	$185,173	$166,368	$642,230	$546,805

The following is a reconciliation of our consolidated GAAP net income available to common stockholders to FFO and Adjusted FFO for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income available to common stockholders	$40,208	$34,886	$203,433	$169,600
Noncontrolling interest in OP Units	235	218	1,257	1,092
Net income available to common stockholders and unit holders	40,443	35,104	204,690	170,692
Depreciation and amortization	83,025	73,053	235,579	203,635
Adjustments for noncontrolling interest	(3,026)	(3,019)	(9,126)	(9,142)
FFO available to common stockholders and unit holders	120,442	105,138	431,143	365,185
Right-of-use asset amortization	138	149	369	247
Non-cash lease expense	999	1,219	3,591	3,053
Pension settlement charge	428	640	428	640
Impairment charges	4,858	—	4,858	—
Pro rata adjustments from joint ventures	—	—	(4)	—
Loss on sale of assets	—	1,296	—	1,296
Amortization of deferred financing costs	3,302	3,155	9,654	8,762
Amortization of debt discounts and premiums	509	387	1,368	1,375
Loss on extinguishment of debt	—	380	2,200	2,922
Adjustments for noncontrolling interest	(1,634)	(1,621)	(3,699)	(3,639)
Transaction costs of acquisitions	—	—	—	100
Deferred tax provision (benefit)	(7,512)	(4,391)	9,099	5,079
Adjusted FFO available to common stockholders and unit holders	$121,530	$106,352	$459,007	$385,020

Liquidity and Capital Resources

Cash Flows Provided By Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, and dividends to stockholders. During the nine months ended September 30, 2026, our net cash flows provided by operating activities were $515.6 million, primarily reflecting our net income before depreciation expense, amortization expense and other non-cash charges of $482.5 million and favorable changes in working capital of $33.1 million. The favorable changes in working capital primarily resulted from an increase in advanced room deposits on future hotel stays, an increase in general accounts payable due to the timing of payments, and an increase in interest payable. These favorable changes in working capital were partially offset by an increase in prepaid expenses primarily associated with our seasonal holiday programming.

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

Cash Flows Used In Investing Activities. During the nine months ended September 30, 2026, our primary uses of funds for investing activities were the use of $1.3 billion to purchase Grande Lakes Orlando and purchases of property and equipment of $362.9 million. Purchases of property and equipment consisted primarily of rooms renovations at JW Marriott Hill Country and Gaylord Texan; projects at Gaylord Opryland, including a meeting space expansion and the development of a sports bar, pavilion and event lawn; the construction of Category 10 Las Vegas; and ongoing maintenance capital expenditures for each of our existing properties.

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

Cash Flows Provided By Financing Activities. Our cash flows from financing activities primarily reflect the incurrence and repayment of long-term debt and the payment of cash distributions. During the nine months ended September 30, 2026, our net cash flows provided by financing activities were $1.1 billion, primarily reflecting the issuance of $700.0 million in 6.25% senior notes due 2035 and $659.2 million in net proceeds from the issuance of approximately 5.9 million shares of our common stock in order to purchase Grande Lakes Orlando, the issuance of $700.0 million in 5.75% senior notes due 2034 and the redemption of $700.0 million in 4.75% senior notes due 2027, partially offset by the payment of $230.0 million in cash distributions, and the payment of $30.6 million in deferred financing costs.

During the nine months ended September 30, 2025, our net cash flows provided by financing activities were $642.2 million, primarily reflecting the issuance of $625.0 million in senior notes and $275.5 million in net proceeds from the issuance of approximately 3.0 million shares of our common stock to purchase JW Marriott Desert Ridge, partially offset by the payment of $212.6 million in cash distributions, the net repayment of $21.0 million under the OEG revolving credit facility, and the payment of $13.1 million in deferred financing costs.

Liquidity

At September 30, 2026, we had $348.2 million in unrestricted cash and $930.0 million available for borrowing in the aggregate under our revolving credit facility and the OEG revolving credit facility. During the nine months ended September 30, 2026, we issued $1.4 billion in new senior notes, redeemed $700 million in existing senior notes, received $659.2 million in net proceeds from the issuance of approximately 5.9 million shares of our common stock, used $1.3 billion in cash to purchase Grande Lakes Orlando, incurred capital expenditures of $362.9 million and paid $230.0 million in cash distributions. These changes, partially offset by the cash flows provided by operations discussed above, were the primary factors in the decrease in our cash balance from December 31, 2025 to September 30, 2026.

We anticipate investing in our operations during the remainder of 2026 by spending between approximately $90 million and $140 million in capital expenditures, which includes the meeting space expansion at Gaylord Opryland; the rooms renovation at JW Marriott Hill Country; and ongoing maintenance capital for each of our current facilities. At this time, the scope of our multiyear capital program remains unchanged; however, the discrete nature of the projects in the pipeline allows us to take a flexible approach to evolving macroeconomic conditions. Further, our dividend policy provides that we will make minimum dividends of 100% of REIT taxable income annually. Future dividends are subject to our board of directors’ future determinations as to amount and timing. We currently have no debt maturities until July 2028. We believe we will be able to refinance our debt agreements prior to their maturities.

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

Our outstanding principal debt agreements are described below. At September 30, 2026, there were no defaults under the covenants related to our outstanding debt.

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

The Credit Agreement provides for a senior secured term loan B (the “Term Loan B”) (in the original principal amount of $500.0 million and as of September 30, 2026 with an outstanding principal amount equal to $287.7 million), and a revolving credit facility (the “Revolver”) in an aggregate principal amount available equal to $850.0 million as of

September 30, 2026, as well as an accordion feature that will allow us to increase the facilities by an aggregate total of up to $475 million, which may be allocated between the Term Loan B and the Revolver at our option.

Each of the Term Loan B and the Revolver is guaranteed by us, each of our subsidiaries that own the Gaylord Hotels properties, JW Marriott Hill Country, JW Marriott Desert Ridge, Grande Lakes Orlando and certain of our other subsidiaries. Each of the Term Loan B and the Revolver is secured by equity pledges of our subsidiaries that are the fee owners of Gaylord Opryland and Gaylord Texan, their respective direct and indirect parent entities, and the equity of Ryman Hotel Operations Holdco, LLC, a wholly owned indirect subsidiary of the Company. Assets and equity of OEG are not subject to the liens of the Credit Agreement.

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

At September 30, 2026, no amounts were outstanding under the Revolver, and there was $850.0 million of availability under the Revolver.

Term Loan B. The Term Loan B has a maturity date of May 18, 2030. As of September 30, 2026, the applicable interest rate margin for borrowings under the Term Loan B is, at our option, either (i) 1.75% for SOFR Loans (as defined in the Credit Agreement) or 0.75% for base rate loans.

At September 30, 2026, the interest rate on the Term Loan B was Term SOFR plus 1.75%. The annual amortization under the Term Loan B is 1% of the refinanced $293.5 million outstanding principal amount, with the balance due at maturity. At September 30, 2026, $287.7 million in borrowings were outstanding under the Term Loan B.

For purposes of the Term Loan B, each of Term SOFR and Daily Simple SOFR are subject to a floor of 0.00%.

$1 Billion 6.50% Senior Notes. On March 28, 2024, the Operating Partnership and Finco (collectively, the “issuing subsidiaries”) completed the private placement of $1.0 billion in aggregate principal amount of 6.50% senior notes due 2032 (the “$1 Billion 6.50% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $1 Billion 6.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $1 Billion 6.50% Senior Notes have a maturity date of April 1, 2032 and bear interest at 6.50% per annum, payable semi-annually in cash in arrears on April 1 and October 1 each year. The $1 Billion 6.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including each of the Company’s existing senior notes, and senior in right of payment to future subordinated indebtedness, if any. The $1 Billion 6.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $1 Billion 6.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $1 Billion 6.50% Senior Notes.

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

$700 Million 5.75% Senior Notes. On March 11, 2026, the Operating Partnership and Finco completed the private placement of $700.0 million in aggregate principal amount of 5.75% senior notes due 2034 (the “$700 Million 5.75% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $700 Million 5.75% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank Trust Company, National Association as trustee. The $700 Million 5.75% Senior Notes have a maturity date of March 15, 2034 and bear interest at 5.75% per annum, payable semi-annually in cash in arrears on March 15 and September 15 each year. The $700 Million 5.75% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including each of the Company’s existing senior notes, and senior in right of payment to future subordinated indebtedness, if any. The $700 Million 5.75% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $700 Million 5.75% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $700 Million 5.75% Senior Notes.

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

$700 Million 6.25% Senior Notes. On August 25, 2026, the Operating Partnership and Finco completed the private placement of $700.0 million in aggregate principal amount of 6.25% senior notes due 2035 (the “$700 Million 6.25%

Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $700 Million 6.25% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $700 Million 6.25% Senior Notes have a maturity date of February 15, 2035 and bear interest at 6.25% per annum, payable semi-annually in cash in arrears on February 15 and August 15 each year, beginning on February 15, 2027. The $700 Million 6.25% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including each of the Company’s existing senior notes, and senior in right of payment to future subordinated indebtedness, if any. The $700 Million 6.25% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $700 Million 6.25% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $700 Million 6.25% Senior Notes.

The net proceeds from the issuance of the $700 Million 6.25% Senior Notes totaled approximately $689 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. We used these net proceeds to fund a portion of the purchase price for Grande Lakes Orlando discussed in Note 3.

The $700 Million 6.25% Senior Notes are redeemable before August 15, 2029, in whole or in part, at 100.00% of the principal amount thereof plus accrued and unpaid interest thereon to, but not including, the redemption date, plus a make-whole premium. The $700 Million 6.25% Senior Notes will be redeemable, in whole or in part, at any time on or after August 15, 2029 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 103.125%, 101.563%, and 100.000% beginning on August 15 of 2029, 2030, and 2031, respectively, plus accrued and unpaid interest thereon to, but not including, the redemption date.

$625 Million 6.50% Senior Notes. On June 4, 2025, the Operating Partnership and Finco completed the private placement of $625.0 million in aggregate principal amount of 6.50% senior notes due 2033 (the “$625 Million 6.50% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $625 Million 6.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association, as trustee. The $625 Million 6.50% Senior Notes have a maturity date of June 15, 2033 and bear interest at 6.50% per annum, payable semi-annually in cash in arrears on June 15 and December 15 each year. The $625 Million 6.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including each of the Company’s existing senior notes, and senior in right of payment to future subordinated indebtedness, if any. The $625 Million 6.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $625 Million 6.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $625 Million 6.50% Senior Notes.

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

$600 Million 4.50% Senior Notes. In February 2021, the Operating Partnership and Finco completed the private placement of $600.0 million in aggregate principal amount of 4.50% senior notes due 2029 (the “$600 Million 4.50% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $600 Million 4.50% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries and the guarantors and U.S. Bank Trust Company, National Association as trustee. The $600 Million 4.50% Senior Notes have a maturity date of February 15, 2029 and bear interest at 4.50% per annum, payable semi-annually in cash in arrears on February 15 and August 15 each year. The $600 Million 4.50% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including each of the Company’s existing senior notes, and senior in right of payment to future subordinated indebtedness, if any. The $600 Million 4.50% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $600 Million 4.50% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $600 Million 4.50% Senior Notes.

The $600 Million 4.50% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is currently 100.750% and will be 100.000% beginning on February 15 of 2027, plus accrued and unpaid interest thereon to, but not including, the redemption date.

$400 Million 7.25% Senior Notes. On June 22, 2023, the Operating Partnership and Finco completed the private placement of $400.0 million in aggregate principal amount of 7.25% senior notes due 2028 (the “$400 Million 7.25% Senior Notes”), which are guaranteed by the Company and its subsidiaries that guarantee the Credit Agreement. The $400 Million 7.25% Senior Notes and guarantees were issued pursuant to an indenture by and among the issuing subsidiaries, the guarantors and U.S. Bank Trust Company, National Association as trustee. The $400 Million 7.25% Senior Notes have a maturity date of July 15, 2028 and bear interest at 7.25% per annum, payable semi-annually in cash in arrears on January 15 and July 15 each year. The $400 Million 7.25% Senior Notes are general unsecured and unsubordinated obligations of the issuing subsidiaries and rank equal in right of payment with such subsidiaries’ existing and future senior unsecured indebtedness, including each of the Company’s existing senior notes, and senior in right of payment to future subordinated indebtedness, if any. The $400 Million 7.25% Senior Notes are effectively subordinated to the issuing subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees rank equally in right of payment with the applicable guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of such guarantor. The $400 Million 7.25% Senior Notes are effectively subordinated to any secured indebtedness of any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of the Operating Partnership’s subsidiaries that do not guarantee the $400 Million 7.25% Senior Notes.

The $400 Million 7.25% Senior Notes are redeemable, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is currently 101.813% and will be 100.000% beginning on July 15 of 2027, plus accrued and unpaid interest thereon to, but not including, the redemption date.

Each of the indentures governing the $1 Billion 6.50% Senior Notes, the $700 Million 5.75% Senior Notes, the $700 Million 6.25% Senior Notes, the $625 Million 6.50% Senior Notes, the $600 Million 4.50% Senior Notes and the $400 Million 7.25% Senior Notes contain certain covenants which, among other things and subject to certain exceptions and qualifications, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. In addition, if the Company experiences specific kinds of changes of control, the Company must offer to repurchase some or all of the senior notes at 101% of their principal amount, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

$700 Million 4.75% Senior Notes. In accordance with the indenture governing the previously outstanding $700.0 million in aggregate principal amount of 4.75% senior notes due 2027 (the “$700 Million 4.75% Senior Notes”), on March 27, 2026, we redeemed in full the $700 Million 4.75% Senior Notes. Accordingly, the $700 Million 4.75% Senior Notes are no longer reflected in the accompanying condensed consolidated balance sheet at September 30, 2026. As a result of this redemption, we recognized a loss on extinguishment of debt of $2.2 million in the nine months ended September 30, 2026.

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

At September 30, 2026, $422.0 million was outstanding under the OEG Term Loan, and there were no amounts outstanding under the OEG Revolver.

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

The Applicable Rate for borrowings under the OEG Revolver as of September 30, 2026 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans. The Applicable Rate for borrowings under the OEG Term Loan as of September 30, 2026 is 2.50% for Alternative Base Rate Loans and 3.50% for Adjusted Term SOFR loans.

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

Estimated Interest on Principal Debt Agreements

Based on the stated interest rates on our fixed-rate debt and the rates in effect at September 30, 2026 for our variable-rate debt after considering interest rate swaps, our estimated interest obligations through 2030 are $1,059.6 million. These estimated obligations are $72.9 million for the remainder of 2026, $291.4 million in 2027, $277.6 million in 2028, $222.1 million in 2029, and $195.5 million in 2030. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the interest we paid during 2025, 2024 and 2023.

Supplemental Guarantor Financial Information

The Company’s $1 Billion 6.50% Senior Notes, $700 Million 5.75% Senior Notes, $700 Million 6.25% Senior Notes, $625 Million 6.50% Senior Notes, $600 Million 4.50% Senior Notes and $400 Million 7.25% Senior Notes were each issued by the Operating Partnership and Finco (collectively, the “Issuers”), and are guaranteed on a senior unsecured basis by the Company (as the parent company), each of the Operating Partnership’s subsidiaries that own the Gaylord Hotels properties, JW Marriott Hill Country, JW Marriott Desert Ridge, Grande Lakes Orlando, and certain other of the Company’s subsidiaries, each of which also guarantees the Credit Agreement, as amended (such subsidiary guarantors, together with the Company, the “Guarantors”). The Guarantors are 100% owned by the Operating Partnership or the Company, and the guarantees are full and unconditional and joint and several. The guarantees rank equally in right of payment with each Guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such Guarantor. Not all of the Company’s subsidiaries have guaranteed these senior notes, and the guarantees are structurally subordinated to all indebtedness and other obligations of such subsidiaries that have not guaranteed these senior notes.

The following tables present summarized financial information for the Issuers and the Guarantors on a combined basis. The intercompany balances and transactions between these parties, as well as any investments in or equity in earnings from non-guarantor subsidiaries, have been eliminated (amounts in thousands).

September 30,
2026
Net receivables due from non-guarantor subsidiaries	$53,039
Other assets	4,981,737
Total assets	$5,034,776

Other liabilities	$4,570,620
Total liabilities	$4,570,620
Total noncontrolling interest	$8,055

Nine Months Ended
September 30, 2026
Revenues from third-parties	$654
Revenues from non-guarantor subsidiaries	508,595
Operating expenses (excluding expenses to non-guarantor subsidiaries)	147,490
Expenses to non-guarantor subsidiaries	18,420
Operating income	343,339
Interest income from non-guarantor subsidiaries	1,858
Net income	176,771
Net income available to common stockholders	175,514

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP. Certain of our accounting policies, including those related to impairment of long-lived and other assets, credit losses on financial assets, income taxes, acquisitions and purchase price allocations, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no newly identified critical accounting policies in the first nine months of 2026, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

On September 1, 2026, we acquired Grande Lakes Orlando. We are currently in the process of assessing Grande Lakes Orlando’s internal control over financial reporting and integrating the entity’s internal control over financial reporting with our existing internal control over financial reporting. As permitted by SEC regulations, we intend to exclude Grande Lakes Orlando from our assessment of internal control over financial reporting as of December 31, 2026.

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

Our financial and operating results may suffer if we are unsuccessful in integrating Grande Lakes Orlando with our existing assets.

If we are unable to successfully integrate Grande Lakes Orlando with our other assets in an efficient and effective manner, the anticipated benefits of the Grande Lakes Orlando transaction may not be fully realized, or at all, or may take longer to realize than expected and may not meet estimated growth projections or expectations. Further, we may not achieve the projected efficiencies and synergies once we have fully integrated Grande Lakes Orlando into our operations, which may lead to additional costs not anticipated at the time of the Grande Lakes Orlando transaction. An inability to realize the full extent of the anticipated benefits of the Grande Lakes Orlando transaction or any delays encountered in the integration process could have an adverse effect on our results of operations, cash flows and financial position.

Integrating Grande Lakes Orlando may be more difficult, costly or time consuming than expected.

The integration of Grande Lakes Orlando with our other assets will require the dedication of significant management resources, which may distract management’s attention from day-to-day business operations. The Ritz-Carlton brand is a new brand for us, and our relative unfamiliarity with the brand may result in our having to devote additional time and expense to gain familiarity with the brand and effectively manage this asset. Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in revenues and diversion of management’s time and energy from ongoing business concerns, which could materially affect our results of operations, cash flows and financial position.

Each of our Gaylord Hotels properties, JW Marriott Hill Country, JW Marriott Desert Ridge and Grande Lakes Orlando operate under a brand owned by Marriott; therefore, we are subject to risks associated with concentrating our hotel portfolio in brands owned by Marriott.

Each of our hotel properties are managed by Marriott under Marriott-owned brands. As a result, our success is dependent in part on the continued success of Marriott and, in particular, the Gaylord Hotels, JW Marriott and Ritz-Carlton brands. Consequently, if market recognition or the positive perception of Marriott is reduced or compromised, the goodwill associated with the Gaylord Hotels properties, JW Marriott Hill Country, JW Marriott Desert Ridge and Grande Lakes

Orlando may be adversely affected, which could negatively impact our results of operations, cash flows, financial position and our ability to service debt and make distributions to our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
4.1

Indenture, dated as of August 25, 2026, among RHP Hotel Properties, LP, RHP Finance Corporation, Ryman Hospitality Properties, Inc., as a guarantor, each of the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 25, 2026).

4.2	Form of 6.250% Senior Note due 2035 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 25, 2026).
10.1†

Agreement of Purchase and Sale, dated as of August 10, 2026, by and between GLO Hotel Owner, LLC, as Seller, and RHP Property GLO, LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 10, 2026).

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
101*

The following materials from Ryman Hospitality Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Equity and Noncontrolling Interest (unaudited) for the three and nine months ended September 30, 2026 and 2025, and (v) Notes To Condensed Consolidated Financial Statements (unaudited).

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

RYMAN HOSPITALITY PROPERTIES, INC.

Date: November 3, 2026	By:	/s/ Mark Fioravanti
Mark Fioravanti
President and Chief Executive Officer

	By:	/s/ Jennifer Hutcheson
Jennifer Hutcheson
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer